Form 10-Q
period 1996-02-29
EXEL LTD
filed 1996-04-09
CIK 875159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                         Commission File Number 1-10804

                                 EXEL LIMITED
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Cayman Islands                               98-0058718
       ------------------------                     --------------------
      (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)             Identification Number)


Cumberland House, 1 Victoria Street, Hamilton, Bermuda HM 11
- - ------------------------------------------------------------
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code (441) 292-8515
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           YES    X               NO
               --------              ---------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of March 29, 1996 was 47,023,500 excluding 8,353,500 shares held in treasury.

                                  EXEL LIMITED

                               INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------


                                                             Page No.
                                                             -------

Item 1.    Financial Statements:

           Consolidated Balance Sheets
               February 29, 1996 (unaudited) and
               November 30, 1995                                3

           Consolidated Statements of Income
               Three Months Ended February 29, 1996
               and February 28, 1995 (unaudited)                5

           Consolidated Statements of Cash Flows
               Three Months Ended February 29, 1996
               and February 28,1995 (unaudited)                 6

            Notes to Unaudited Consolidated
               Financial Statements                             8

Item 2.     Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                              10



                           Part II. OTHER INFORMATION
                           --------------------------


Item 6.    Exhibits and Reports on Form 8-K                     17

           Signatures                                           18

                                  EXEL LIMITED

                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                          February 29,   November 30,
                                             1996            1995
                                          -------------  ------------
                                          (Unaudited)
                                    ASSETS
Investments:

 Fixed maturities, at market............
 value (amortized cost : 1996 -
  $2,588,339;
 1995 - $2,343,143).....................    $2,583,690     $2,434,470
 Equity securities, at market...........
 value (cost: 1996 - $522,180;
 1995 - $652,847).......................       660,507        838,132
 Short-term investments, at market
 value (amortized cost: 1996 - $182,777;
 1995 - $82,696)........................       182,774         82,693
                                            ------------  -----------


 Total Investments                           3,426,971      3,355,295

Cash and cash equivalents...............       606,327        673,433
Investment in affiliate
(cost: 1996 - $186,515; 1995 - $200,042)       367,714        351,669
Accrued investment income...............        45,577         53,149
Deferred acquisition costs..............        34,013         40,954
Prepaid reinsurance premiums............        39,955          2,438
Premiums receivable.....................       304,407        234,028
Reinsurance balances receivable                 15,135          1,002
Other assets............................        13,722         12,938
                                            ------------  -----------

 Total Assets...........................    $4,853,821     $4,724,906
                                            ============  ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

 Unpaid losses and loss expenses........    $1,998,319     $1,920,500
 Unearned premium.......................       610,268        539,296
 Premium received in advance............         1,838          4,880
 Accounts payable and accrued
  liabilities...........................        29,917         17,806
 Payable for investments purchased......       177,594        236,291
                                            ------------  -----------

 Total Liabilities......................    $2,817,936     $2,718,773
                                            ============  ===========


                                          February 29,   November 30,
                                              1996           1995
                                          ------------   ------------
                                          (Unaudited)

Contingencies

Shareholders' Equity:

 Ordinary shares (par value $0.01:
 authorized, 999,990,000 shares;
 issued and outstanding, 47,019,382 shares
 (excluding 8,353,500 shares held in
  treasury)
 at February 29, 1996 and 47,275,395
  shares
 (excluding 8,000,000 shares held in
  treasury)
 at November 30, 1995...................           471            473

 Contributed surplus....................       298,177        295,209
 Net unrealized appreciation on
  investments...........................       144,898        283,289
 Deferred compensation..................        (4,727)        (1,657)
 Retained earnings......................     1,597,066      1,428,819
                                            ------------  -----------


 Total shareholders' equity.............    $2,035,885     $2,006,133
                                            ------------  -----------

 Total liabilities and
 shareholders' equity...................    $4,853,821     $4,724,906
                                            ============  ===========



See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                            Three Months Ended
                                        February 29,  February 28,
                                            1996          1995
                                        ------------  -------------
                                               (Unaudited)

Revenues:
 Net premiums earned..................      $130,258      $130,746
 Net investment income................        47,773        50,170
 Net realized gains (losses) on
 sale of investments..................       136,059        (6,874)
 Equity in net earnings of affiliate..        16,113         5,053
                                            --------      --------

 Total revenues.......................       330,203       179,095
                                            --------      --------

Expenses:
 Losses and loss expenses.............       104,206       102,279
 Acquisition costs....................         8,572        12,592
 Administration expenses..............         9,099         7,045
                                            --------      --------


 Total expenses.......................       121,877       121,916

Income before income tax expense......       208,326        57,179
Income tax expense....................         1,237           297
                                            --------      --------

Net income............................      $207,089      $ 56,882
                                            ========      ========

Weighted average number of
 ordinary shares and
 ordinary shares equivalents
 outstanding..........................        47,802        53,735

Net income per ordinary
 share and ordinary share equivalent        $   4.33      $   1.06

Dividends declared per share..........      $   0.40      $   0.33



See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                               Three Months Ended
                                          February 29,   February 28,
                                             1996           1995
                                          -------------  -------------
                                                  (Unaudited)

Cash flows from operating activities
 Net income.............................    $  207,089       $ 56,882

Adjustments to reconcile net income
 to net cash provided by operating
  activities:
 Net realized (gains) losses on sale of
 investments............................      (136,059)         6,874
 Unrealized gains on foreign exchange...             -         (1,145)
 Amortization of premium on fixed
  maturities............................         1,131            977
 Amortization of deferred compensation             314            434
 Equity in earnings of affiliate net of
 dividends received.....................       (13,705)        (5,053)
 Unpaid losses and loss expenses........        77,819         12,491
 Unearned premiums......................        70,972          7,327
 Premiums received in advance...........        (3,042)         3,229
 Deferred acquisition costs.............         6,941         (1,023)
 Prepaid reinsurance premiums...........       (37,517)             -
 Premiums receivable....................       (70,379)         8,694
 Reinsurance balances receivable........       (14,133)             -
 Accrued investment income                       7,572          7,597
 Accounts payable and accrued
  liabilities...........................        12,111         (2,359)
                                            ----------    -----------

 Total adjustments......................       (97,975)        38,043

 Net cash provided by operating
  activities                                   109,114         94,925
                                            ----------    -----------


Cash flows provided by (used in)
 investing activities:
 Proceeds from sale of fixed maturities
 and short-term investments.............     2,108,284        574,141
 Proceeds from redemption of fixed
 maturities and short-term
 investments............................        40,500         69,000

                                              Three Months Ended
                                           February 29,    February 28,
                                               1996            1995
                                           ------------    ------------
                                                  (Unaudited)
 Proceeds from sale of equity securities       319,973         42,850
 Purchases of fixed maturities and
 short-term investments.................    (2,506,587)      (788,553)
 Purchases of equity securities.........      (100,549)       (74,034)
 Deferred gains on forward hedge
  contracts.............................         2,203          8,610
 Other assets...........................          (784)        (1,402)
                                            ------------  -----------

 Net cash used in investing
 activities.............................      (136,960)      (169,388)
                                            ------------  -----------

Cash flow (used in) provided by
 financing
 activities:
 Dividends paid.........................       (18,856)       (17,654)
 Issuance of shares.....................           126            126
 Proceeds from exercise of options......         1,625            810
 Repurchase of treasury shares..........       (22,155)        (9,599)
                                            ------------  -----------


Net cash used in financing activities          (39,260)       (26,317)
                                            ------------  -----------


Decrease in cash and cash
 equivalents............................       (67,106)      (100,780)
                                            ------------  -----------


Cash and cash equivalents - beginning
 of period..............................       673,433        456,176
                                            ------------  -----------

Cash and cash equivalents - end
 of period..............................   $   606,327      $ 355,396
                                            ============  ===========



See accompanying notes to Consolidated Financial Statements.


                                  EXEL LIMITED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE A - BASIS OF PRESENTATION


      The accompanying unaudited consolidated financial statements of EXEL Limited (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1995 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1995, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804).

NOTE B - INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited, a 28% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                          Quarter ended January 31,
Income Statement Data                       1996          1995
                                          -----------   -----------
                                                 (Unaudited)

   Net premiums earned                     $  102,106    $   90,311
   Net investment income                       19,046        17,300
   Net realized gains (losses) on sale
    of
   investments                                  9,181       (22,815)
   Net income                              $   57,814    $   18,064
                                          ===========   ===========

   Company's share of net income           $   16,113    $    5,053
                                          ===========   ===========


                                          January 31,   October 31,
   Balance Sheet Data                         1996          1995
                                          -----------   -----------
                                          (Unaudited)

   Cash, investments and accrued           $1,353,156    $1,275,588
    interest
   Other assets                               563,274       379,920
                                          -----------   -----------

   Total assets                            $1,916,430    $1,655,508
                                          ===========   ===========


   Reserves for losses and loss expenses   $  353,679    $  338,990
   Reserves for unearned premiums             386,906       200,859
   Other liabilities                          149,405       133,072
   Shareholders' equity                     1,026,440       982,587
                                          -----------   -----------

   Total liabilities and shareholders'
    equity                                 $1,916,430    $1,655,508
                                          ===========   ===========

   Company's share of shareholders'
    equity                                 $  286,069    $  273,867
                                          ===========   ===========


The Company received dividends from its affiliate of $2.4 million and $nil for the quarters ended January 31, 1996 and 1995, respectively.

                                  EXEL LIMITED
                                  ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

       Results of Operations for the Three Months Ended February 29,1996
       -----------------------------------------------------------------
              Compared to the Three Months Ended February 28, 1995
              ----------------------------------------------------


      The following table presents an analysis of the Company's underwriting revenues for the periods indicated:


                                        Three Months Ended
                                  February 29,      February 28,
                                      1996              1995      % Change
                                  ------------      ------------  ---------
                                   (unaudited)

     Gross premiums written         $219,130           138,113      58.7%
     Net premiums written            163,713           138,073      18.6
     Net premiums earned             130,258           130,746      (0.4)


     The increase in gross premiums written in 1996 was predominantly due to the growth in specialty reinsurance assumed (SRA), written primarily by the Company's newly formed subsidiary, X.L. Reinsurance Company, Ltd. (XLRe). These premiums are generally multi-year premiums reflecting net future year premiums of $38 million of the total $41.2 million recognized in the quarter. Gross premiums written adjusted for this multi-year effect was $177.9 million compared to adjusted premiums for the 1995 quarter of $152.4 million, an increase of 16.7%.

      The following table presents the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.) and X.L. Europe Insurance (X.L.E.)and XLRe and reflects the growth in SRA for the periods indicated, adjusted for the effects of multi-year premiums:

                                                     Three Months Ended
                                  February 29, 1996                  February 28, 1995
                            X.L.    X.L.E.   XLRe     Total     X.L.    X.L.E.    Total
                          -------   ------  -------  -------  --------  ------   -------
                                                        (Unaudited)
General liability          83,301   20,645    -      103,946   98,968   23,903   122,871
Directors and officers
      liability             4,513      454    -        4,967    3,880      817     4,697
Professional liability      3,804      992    -        4,796    4,473    1,650     6,123
Property                    3,787        -    -        3,787      229        -       229
Speciality reinsurance
      assumed              10,150    9,723   40,562   60,435    6,375   12,146    18,521
                          -------   ------  -------  -------  --------  ------   -------

Annualized premiums       105,555   31,814   40,562  177,931  113,925   38,516   152,441

Multi-year premiums       (28,400)      77   69,522   41,199  (14,559)     231   (14,328)
                          -------   ------  -------  -------  --------  ------   -------

Gross premiums written     77,155   31,891  110,084  219,130   99,366   38,747   138,113
                          =======   ======  =======  =======  ========  ======   =======

      XLRe is the primary writer of SRA. The SRA premiums written by X.L. represent the culmination of specific deals where the negotiations commenced prior to the incorporation of XLRe. SRA policyholders are few in number with substantial multi-year premiums. These policies characteristically allow for the return of significant levels of premiums in the event no losses are incurred by the end of the policy term. Premiums assumed in the first quarter are not indicative of future periods.

      SRA premiums assumed by X.L.E. relates solely to reinsurance protection provided to a Bermuda insurer who provides certificates of financial responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. The decline in premiums over the comparative quarter in 1995 reflects the development of the market where capacity was previously unavailable. It is expected additional premiums will be assumed on this program throughout the fiscal year, although at a level markedly lower than the first quarter.

      The Company's property line continues to establish itself and remains to be the only other area of growth. The Company's traditional product lines, general, directors and officers, and professional liability continue to feel the impact of the tremendous competitive pressures from the U.S. domestic insurance market. These pressures are clearly reflected in an increase in the average attachment point from $74 million to $95 million and a decrease in the business retention rate from 89% to 86% for the Company's traditional product lines, for the three months ended February 28, 1995 and February 29, 1996 respectively.

      The following table presents certain underwriting information with respect to the business written by the Company for the periods indicated:

                                  Gross                 Net                 Net
                            Premiums Written     Premiums written     Premiums earned
                           -------------------  -------------------  ------------------

                                                Three Months Ended
                           Feb. 29,   Feb. 28,  Feb. 29,   Feb.28,   Feb. 29,  Feb. 28,
                             1996       1995      1996       1995     1996      1995
                           ---------  --------  ---------  --------  --------  --------
                                                   (Unaudited)
General liability          $104,341   $107,893  $ 50,168   $107,893  $ 82,167  $105,320
Directors and  officers
      liability               4,967      4,697     4,967      4,697     6,275     7,161
Professional liability        5,555      6,773     5,555      6,773    13,371    13,088
Property                      5,810        229     4,566        189     4,897     2,269
Speciality reinsurance
      assumed                98,457     18,521    98,457     18,521    23,548     2,908
                           --------   --------  --------   --------  --------  --------

                            219,130    138,113   163,713    138,073   130,258   130,746
Adjustment for multi-
      year premium          (41,199)    14,328   (41,199)    14,328         -         -
Reinsurance ceded                 -          -    54,173          -    16,963         -
                           --------   --------  --------   --------  --------  --------
Adjusted premiums          $177,931   $152,441  $176,687   $152,401  $147,221  $130,746
                           ========   ========  ========   ========  ========  ========

       Net premiums written for the quarter ended February 29, 1996 was affected by a quota share reinsurance policy entered into for most general liability risks written on a guaranteed cost form, with certain exclusions, effective December 1, 1995. X.L. cedes 20% of these risks with total limits up to $100 million and 25% with total limits in excess of $100 million. Of the $54.2 million of the premiums ceded under this program, $35.5 million related to the cession of the Company's unearned premiums at December 1 1995 to provide reinsurance coverage protection on in force policies from this date. Net premiums written adjusted for the general liability quota share and multi-year premiums, would have increased 15.9%.

      Net earned premiums were impacted by the growth in SRA premiums less the expense of premiums ceded under the new quota share arrangement. If the general liability quota share program was excluded, net earned premiums would have increased by 12.6%.

      The following table presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliate:

                                              Three Months Ended
                                        February 29,      February 28,
                                            1996              1995        % Change
                                        ------------      ------------    --------
                                         (unaudited)

      Net investment income                    $ 47,773        $50,170       (4.8%)
      Net realized gains (losses)               136,059         (6,874)       N/M
      Equity in net earnings
       of affiliate                              16,113          5,053        N/M


      Net investment income for the first quarter in 1995 included unrealized currency gains of $1.1 million compared to $nil for the comparative quarter in 1996, resulting in adjusted decline of 2.6%. The decrease in investment income was caused by several factors. The U.S. bond market had remained strong for most of the first quarter of 1996 keeping yields low, unlike the comparable 1995 quarter which was weaker resulting in higher yields. The equity component of the total investment portfolio also increased to 19.3% from 17.6% as at February 28, 1995. In addition, the Company has liquidated two fixed maturity portfolio and one equity portfolio due to similarities in strategies between managers, creating an influx of cash and the realization of significant gains. From the realized proceeds, $250 million was used to capitalize XLRe.

      Equity in net earnings in affiliate increased principally due to the Company's equity share of realized gains of $2.6 million versus realized losses of $6.4 million.

      The following table sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:



                                    Three Months Ended
                               February 29,   February 28,
                                   1996           1995
                               -------------  -------------
(unaudited)

Loss and loss expense ratio            80.0%          78.2%
Underwriting expense ratio             13.6%          15.0%
Combined ratio                         93.6%          93.2%

      The increase in the loss and loss expense ratio reflects an increase in the rate at which incurred but not reported reserves are established on the Company's casualty lines of business, which commenced during the fourth quarter of 1995. The higher ratio is reflective of continuing soft market conditions which has required a degree of flexibility in premium rates.

      The underwriting expense ratio decreased in the first quarter of 1996 compared to the same period of 1995 due to commissions earned on the new quota share reinsurance program. Excluding this reinsurance arrangement, the underwriting expense ratio for the said 1996 period would have been 14.9%.

      Net income was $207.1 million or $4.33 per share and $56.9 million or $1.06 per share for the quarters ended February 29, 1996 and February 28, 1995, respectively, representing an increase of 308.5% per share. The increase in per share amounts is largely attributable to realized investment gains of $130.7 million compared to losses of $6.9 million for the respective quarters.

        Financial Condition and Liquidity
        ---------------------------------

      As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, the Company's principal subsidiary, X.L., must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At February 29, 1996, X.L. could have paid dividends in the amount of approximately $1.1 billion. Neither the Company nor any of its subsidiaries other than X.L. had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at February 29, 1996 was $2.0 billion, of which $1.6 billion was retained earnings.

      At February 29, 1996, total investments and cash net of the payable for investments purchased were $3.9 billion compared to $3.8 billion at November 30, 1995.

      The Company's fixed income investments (including short-term investments and cash and cash equivalents net of the payable for investments purchased) at February 29, 1996 represented approximately 83% of invested assets and were managed by several outside investment management firms with different strategies. All fixed income securities are of investment grade and include U.S. and non-U.S. sovereign government obligations and corporate and other securities. Of the Company's fixed income portfolio, 76.6% is rated Aa or AA or better by a nationally recognized rating agency or an investment manager. Cash and cash equivalents net of the payable for investments purchased was $428.7 million at February 29, 1996, compared to $437.3 million at November 30, 1995.

      During the quarter ended February 29, 1996, the Company liquidated an equity portfolio whose primary objective was to meet or exceed the performance of the Standard & Poor's 500 Stock Index ("S&P 500"). The Company reinvested these funds in a synthetic equity portfolio whereby S&P 500 stock index futures are purchased with an exposure equal to the value of underlying fixed maturity and short-term investments held in the portfolio. At February 29, 1996, the Company held stock index futures with an exposure of $206 million.

      The Company purchased a further 354,000 of its outstanding shares during the quarter ended February 29, 1996, at a cost of $22.2 million, increasing its treasury holding to 8.4 million shares. The Company has 2.6 million shares remaining in its authorized share repurchase program.

      In fiscal 1994, 1995 and in fiscal 1996 through February 29, the total amount of losses paid by the Company was $138.7 million, $188.5 million and $40.7 million, respectively.

      Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of less than 0.9 to 1 for the year ended November 30, 1995 and 0.5 to 1 (calculated on an annualized basis) for the three months ended February 29, 1996. The decrease is reflective of a decrease in multi-year contracts written, thereby impacting gross premiums written and hence the ratio of net premiums written to statutory capital and surplus and the new general liability quota share reinsurance program.

      X.L. establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. X.L. calculates such reserves by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

      Inflation can have an effect on the Company in that inflationary factors can increase damage awards and potentially result in more claims exceeding applicable minimum attachment points. The Company's underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressures. Inflationary factors are considered in determining the premium level on multi-year policies at the time the contracts are written. In addition, the Company from time to time evaluates whether minimum attachment points should be raised to take into account inflationary factors; as of this date, no revisions to minimum attachment points have been implemented.

      Outlook
      -------

      The Company believes competitive pressures will continue throughout fiscal 1996 and constrain growth in the Company's traditional product lines. However, the Company believes specific opportunities will exist through the further growth of the Company's property product line, XLRe and the recently announced CIGNA Risk Solutions and X.L. Risk Solutions provided through a strategic alliance between X.L. and CIGNA Property & Casualty. The alliance will offer large commercial accounts a broad range of traditional property and casualty protection and reinsurance placements from monoline coverages to a new multi-line, long-term package focused on balance sheet protection. Combined limits of up to $400 million and term limits up to $1 billion for multi-year programs of three to five years will be available.

                                 EXEL LIMITED

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

(a)  Exhibit 11.  Statement regarding Computation of Per Share Earnings.

(b) The Company filed a Form 8-K on December 6, 1995 reporting the adoption of a Shareholder Rights Plan. No other reports on Form 8-K were filed during the three months ended February 29, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EXEL LIMITED
                                     ______________________
                                           (Registrant)




March 29, 1996                         /s/  Brian M. O'Hara
                                       _______________________
                                            Brian M. O'Hara
                                             President and
                                         Chief Executive Officer





March 29, 1996                         /s/ Brian G. Walford
                                       _______________________
                                           Brian G. Walford
                                    Executive Vice President and
                                         Chief Financial Officer