Form 10-Q
period 1996-05-31
EXEL LTD
filed 1996-07-12
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                        Commission File Number 1-10804

                                 EXEL LIMITED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Cayman Islands                                           98-0058718
- ---------------------------------                         ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)


Cumberland House, 1 Victoria Street, Hamilton, Bermuda HM 11
- ------------------------------------------------------------
(Address of principal executive offices and zip code)

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


                      YES    X               NO
                           -------              --------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of June 28, 1996 was 44,965,251 excluding 10,623,900 shares held in treasury.

                                  EXEL LIMITED

                               INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

                                                                                                Page No.
                                                                                                --------
Item 1.    Financial Statements:

           Consolidated Balance Sheets
              May 31, 1996 (unaudited) and
              November 30, 1995                                                                     3

           Consolidated Statements of Income
              Three Months Ended May 31, 1996
              and 1995 (unaudited) and Six Months
              Ended May 31, 1996 and 1995 (unaudited)                                               5

           Consolidated Statements of Cash Flows
              Six Months Ended May 31, 1996
              and 1995 (unaudited)                                                                  6

           Notes to Unaudited Consolidated
              Financial Statements                                                                  8

Item 2.    Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                                                                   10


                           Part II. OTHER INFORMATION
                           --------------------------


Item 4.    Submission of Matters to a Vote of Shareholders                                          23

Item 6.    Exhibits and Reports on Form 8-K                                                         25

Signatures                                                                                          28

                                 EXEL LIMITED

                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                            May 31,    November 30,
                                             1996          1995
                                          -----------  ------------
                                          (Unaudited)
                                 ASSETS
Investments:

 Fixed maturities, at market value
 (amortized cost : 1996 - $2,709,013;
 1995 - $2,343,143).....................  $2,623,193     $2,434,470
 Equity securities, at market value
 (cost: 1996 - $558,134; 1995 - $652,847     716,648        838,132
 Short-term investments, at market
 value (amortized cost: 1996 - $84,942;
 1995 - $82,696)........................      84,984         82,693
                                          -----------    ------------

 Total Investments                         3,424,825      3,355,295

Cash and cash equivalents...............     200,124        673,433
Investment in affiliate
(cost: 1996 - $373,597; 1995 - $347,826)     367,497        351,669
Accrued investment income...............      51,542         53,149
Deferred acquisition costs..............      32,671         40,954
Prepaid reinsurance premiums............      38,541          2,438
Premiums receivable.....................     361,554        234,028
Reinsurance balances receivable.........      29,286          1,002
Other assets............................      22,027         12,938
                                          -----------    ------------

 Total Assets...........................  $4,528,067     $4,724,906
                                          ===========    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

 Unpaid losses and loss expenses........  $1,954,581     $1,920,500
 Unearned premium.......................     620,708        539,296
 Premium received in advance............      27,358          4,880
 Accounts payable and accrued
  liabilities...........................      36,537         17,806
 Payable for investments purchased......       8,716        236,291
                                          ------------   ------------

 Total Liabilities......................  $2,647,900     $2,718,773
                                          ------------   ------------



                                                     May 31,    November 30,
                                                      1996          1995
                                                  -----------  -------------
                                                          (Unaudited)

Contingencies

Shareholders' Equity:

 Ordinary shares (par value $0.01:
 authorized, 999,990,000 shares;
 issued and outstanding, 45,060,251
  shares (excluding 10,528,900 shares held in
 treasury)at May 31, 1996 and 47,275,395
 shares (excluding 8,000,000 shares
  held in treasury)at November 30, 1995........           451            473
 Contributed surplus...........................       287,663        295,209
 Net unrealized appreciation of
  investments..................................        72,243        283,289
 Deferred compensation.........................        (4,413)        (1,657)
 Retained earnings.............................     1,524,223      1,428,819
                                                 ------------   ------------

      Total shareholders' equity...............     1,880,167     $2,006,133
                                                 ------------   ------------

      Total liabilities and
      shareholders' equity.....................    $4,528,067     $4,724,906
                                                  ===========    ============

See accompanying notes to Consolidated
 Financial Statements.

                                 EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                                  Three Months            Six Months
                                                     Ended                  Ended
                                                    May 31,                May 31,
                                               1996        1995         1996        1995
                                           -----------  -----------  ----------  ----------
                                                            (Unaudited)
Revenues:
 Net premiums earned....................      $131,952   $135,145    $262,210  $265,891
 Net investment income..................        50,249     56,797      98,022   106,967
 Net realized gains on sale of
   investments..........................        16,202     14,890     152,261     8,016
 Equity in net earnings of affiliate....        14,282     15,545      30,395    20,598
                                            ----------  ---------  ----------  --------


     Total revenues                            212,685    222,377     542,888   401,472
                                            ----------  ---------  ----------  --------

Expenses:
 Losses and loss expenses...............       103,556    106,362     207,762   208,641
 Acquisition costs......................         9,012     14,002      17,584    26,594
 Administration expenses................        10,636      6,950      19,735    13,995
                                            ----------  ---------  ----------  --------

 Total expenses                                123,204    127,314     245,081   249,230
                                            ----------  ---------  ----------  --------

Income before income tax expense........        89,481     95,063     297,807   152,242
Income tax expense......................           495        532       1,732       829
                                            ----------  ---------  ----------  --------


Net income..............................      $ 88,986   $ 94,531    $296,075  $151,413
                                            ==========  =========  ==========  ========
Weighted average number of
 ordinary shares and
 ordinary share equivalents
 outstanding............................        46,773     53,773      47,261    53,788

Net income per ordinary
 share and ordinary share
 equivalent.............................         $1.90      $1.76       $6.26     $2.81
Dividends declared per share............         $0.50      $0.33       $0.90     $0.66


See accompanying notes to Consolidated
 Financial Statements.

                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                     Six Months Ended
                                                          May 31,
                                                   1996            1995
                                                   ----            ----

                                                        (Unaudited)
Cash flows from operating activities
 Net income.............................        $  296,075   $  151,413

Adjustments to reconcile net income
 to net cash provided by operating
  activities:
 Net realized gains on sale of                    (152,261)      (8,016)
  investments...........................
 Unrealized gains on foreign exchange...                 0       (4,219)
 Amortization of premium on fixed.......
  maturities............................             3,573        2,642
 Amortization of deferred compensation..               628          605
 Equity in earnings of affiliate net of
  dividends received and consolidation
  adjustments...........................           (24,151)     (18,059)
 Unpaid losses and loss expenses........            34,081       76,621
 Unearned premiums......................            81,412      (16,408)
 Premiums received in advance...........            22,478       20,822
 Deferred acquisition costs.............             8,283          414
 Prepaid reinsurance premiums...........           (36,103)           0
 Premiums receivable....................          (127,526)       7,287
 Reinsurance balances receivable........           (28,284)           0
 Accrued investment income..............             1,607       (3,285)
 Accounts payable and accrued
  liabilities...........................            18,731         (617)
                                                 -----------    ----------

  Total adjustments.....................          (197,532)      57,787
                                                 -----------    ----------

 Net cash provided by operating
  activities
                                                    98,543      209,200
                                                 -----------    ----------
Cash flows provided by (used in)
 investing activities:
 Proceeds from sale of fixed maturities
  and short-term investments............         2,872,664    1,665,392
 Proceeds from redemption of fixed
  maturities and short-term investments.            79,000       69,000



                                                   Six Months Ended
                                                       May 31,
                                                1996             1995
                                                ----             ----

                                                      (Unaudited)
 Proceeds from sale of equity securities           402,107        108,898
 Purchases of fixed maturities and
 short-term investments.................        (3,497,370)    (1,906,840)
 Purchases of equity securities.........          (208,691)      (140,025)
 Deferred gains (losses) on forward  hedge
     contracts...........................            2,770           (545)
 Investment in affiliate................            (1,620)             -
 Other assets...........................            (9,089)        (2,598)
                                               ------------   -------------
 Net cash used in investing
  activities............................          (360,229)      (206,718)
                                               -------------  --------------
Cash flow (used in) provided by financing
 activities:
 Dividends paid.........................           (42,006)       (35,305)
 Issuance of shares.....................               126            126
 Proceeds from exercise of options......             4,562          1,268
 Repurchase of treasury shares..........          (174,305)        (9,599)
                                               -------------  --------------

Net cash used in financing activities...          (211,623)       (43,510)
                                               -------------  --------------

Decrease in cash and cash
 equivalents............................          (473,309)       (41,028)
                                               -------------  --------------

Cash and cash equivalents - beginning
 of period..............................       $   673,433    $   456,176
                                               -------------   -------------
Cash and cash equivalents - end
 of period..............................       $   200,124    $   415,148
                                               =============  ==============

 Taxes paid.............................       $     1,571    $     1,056
                                               =============  ==============

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

NOTE B - INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited, a 28% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                                Three months Ended                            Six Months Ended
                                                     April 30,                                    April 30,
      Income Statement Data                1996                  1995                1996                   1995
                                           ----                  ----                ----                   ----
                                                                      (Unaudited)

  Net premiums earned                    $102,274            $   98,869              $204,379           $  189,180
  Net investment income                    19,911                18,747                38,957               36,047
  Net realized gains (losses)
   on sale of investments                  (1,986)                5,891                 7,196              (16,924)
  Net income                             $ 50,972            $   55,579              $108,787           $   73,643
                                         ========            ==========              ========           ==========
  Company's share of net income          $ 14,282            $   15,545              $ 30,395           $   20,598
                                         ========            ==========              ========           ==========
                                                            April 30,                                  October 31,
  Balance Sheet Data                                          1996                                       1995
                                                            ----------                                ------------
                                                            (Unaudited)
  Cash, investments and accrued
   interest                                                  $1,379,604                                  $1,275,588
  Other assets                                                  525,288                                     379,920
                                                             -----------                                 -----------
  Total assets                                               $1,904,892                                  $1,655,508
                                                             ===========                                 ===========
  Reserves for losses and
   loss expenses                                             $  373,630                                  $  338,990
  Reserves for unearned premiums                                384,958                                     200,859
  Other liabilities and minority
     interest                                                   126,859                                     133,072
Shareholders' equity                                          1,019,445                                     982,587
                                                              ----------                                 -----------
  Total liabilities
   and shareholders' equity                                  $1,904,892                                  $1,655,508
                                                             -----------                                 -----------
  Company's share of
   shareholders' equity                                      $  285,801                                  $  273,867
                                                             ===========                                 ===========

During the six months ended April 30, 1996 and 1995 the Company received dividends from its affiliate of $5.1 million, and $2.5 million, respectively.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

         Results of Operations for the Three Months Ended May 31, 1996
         ------------------------------------------------------------
                Compared to the Three Months Ended May 31, 1995
                -----------------------------------------------


       The following table presents an analysis of the Company's underwriting revenues for the periods indicated:


                                 Three Months Ended

                                   May 31,
                              1996       1995  % Change
                            --------   --------  --------
                                  (unaudited)
Gross premiums written      $160,169   $112,011      43.0%
Net premiums written         143,810    111,410      29.1
Net premiums earned          131,952    135,145      (2.4)


   The increase in gross premiums written in 1996 was predominantly due to the growth in specialty reinsurance assumed (SRA), written primarily by the Company's newly formed subsidiary, X.L. Reinsurance Company, Ltd. (XLRe). These premiums are generally multi-year premiums reflecting net future year premiums of $30.9 million of the total $54.7 million recognized in the quarter. Gross premiums written adjusted for this multi-year effect was $105.5 million compared to adjusted premiums for the 1995 quarter of $109.8 million, a decrease of 3.9%.

     The following table presents the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.), X.L. Europe Insurance (X.L.E.)and XLRe and reflects the growth in SRA for the periods indicated, adjusted for the effects of multi-year premiums:

                                            Three Months Ended May 31,

                                          1996                             1995
                             X.L.    X.L.E.     XLRe     Total     X.L.    X.L.E.    Total
                          -------- --------   --------  -------- -------  -------   -------
                                                      (Unaudited)
General liability          $52,941  $12,535      -     $ 65,476  $68,081  $16,950  $ 85,031
Directors and officers
 liability                   5,368    1,069      -        6,437    6,167    1,002     7,169
Professional liability       7,354    2,417      -        9,771    8,166    2,229    10,395
Property                     3,221      (38)     -        3,183    5,289      147     5,436
Risk solutions               1,900        -      -        1,900     -        -         -
Speciality reinsurance
 assumed                      -       2,723    15,978    18,701     -       1,731     1,731
                          -------- --------   -------   -------  -------  -------   -------

Annualized premiums         70,784   18,706    15,978   105,468   87,703   22,059   109,762

Multi-year premiums         14,062    9,703    30,936    54,701      971    1,279     2,250
                          -------- --------   -------   -------  -------  -------   -------

Gross premiums written     $84,846  $28,409   $46,914  $160,169  $88,674  $23,338  $112,012

                          ======== ========  ========  ========  =======  =======  ========


     SRA policyholders are few in number with substantial multi-year premiums. These policies characteristically allow for the return of significant levels of premiums in the event no losses are incurred by the end of the policy term. Premiums assumed in the second quarter are not indicative of future periods.

     SRA premiums assumed by X.L.E. relates solely to reinsurance protection provided to a Bermuda insurer who provides certificates of financial responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990.

     X.L., in conjunction with CIGNA Property and Casualty, has now written one policy of its recently announced product lines; Risk Solutions. The Company's traditional product lines, general, directors and officers, and professional liability continue to feel the impact of the tremendous competitive pressures from the U.S. domestic insurance market. These pressures are clearly reflected in an increase in the average attachment point from $71.4 million to $78.2 million and a decrease in the business retention rate from 87.2% to 86.7% for the Company's traditional product lines, for the three months ended May 31, 1995 and May 31, 1996 respectively.

     The following table presents certain underwriting information with respect to the business written by the Company for the periods indicated:

                                   Gross                        Net                       Net
                                   -----                        ---                       ---
                              Premiums Written           Premiums written           Premiums earned
                              ----------------           -----------------          ---------------

                                                    Three Months Ended May 31

                              1996       1995            1996       1995            1996       1995
                              ----       ----            ----       ----            ----       ----
                                                           (Unaudited)
General liability          $ 82,498   $ 86,931        $ 69,242   $ 86,931        $ 81,038  $106,414
Directors and  officers
  liability                   7,277      7,169           7,277      7,169           6,257     7,098
Professional liability        9,772     10,395           9,772     10,395          13,818    13,668
Property                      5,285      5,786           3,757      5,184           5,084     3,231

Risk solutions                5,700       -              4,125       -                117      -

Speciality reinsurance
  assumed                    49,637      1,730          49,637      1,730          25,638     4,734
                         ----------- ------------  ------------  ----------   -----------  ----------

                            160,169    112,011         143,810    111,409         131,952   135,145
Adjustment for multi-
  year premium              (54,701)    (2,250)        (54,701)    (2,250)           -         -
Reinsurance ceded              -          -             13,256       -             16,453      -
                         ----------- ------------  ------------  ----------   -----------  ----------

Adjusted premiums          $105,468   $109,761        $102,365   $109,159        $148,405  $135,145

                         =========== ============  ============  ==========   ===========  ==========

     Net premiums written for the quarter ended May 31, 1996 was affected by a quota share reinsurance policy entered into for most general liability risks written on a guaranteed cost form, with certain exclusions, effective December 1, 1995. X.L. cedes 20% of these risks with total limits up to $100 million and 25% with total limits in excess of $100 million. Net premiums written adjusted for the general liability quota share and multi-year premiums, would have decreased 6.2%.

     Net earned premiums were impacted by the growth in SRA premiums less the expense of premiums ceded under the new quota share arrangement. If the general liability quota share program was excluded, net earned premiums would have increased by 9.8%.

     The following table presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliate:

                                           Three Months Ended
                                                 May 31,
                                          1996            1995         % Change
                                         -------         -------       --------
                                               (unaudited)
     Net investment income               $50,249        $56,797         (11.5%)
     Net realized gains                   16,202         14,890           8.8
     Equity in net earnings
      of affiliate                        14,282         15,545          (8.1)


     Net investment income for the second quarter in 1995 included unrealized currency gains of $3.1 million compared to $Nil for the comparative quarter in 1996, resulting in an adjusted decline of 6%. The decrease in investment income was caused by several factors. The U.S. bond market had remained strong for most of the second quarter of 1996 keeping yields low, unlike the comparable 1995 quarter which was weaker resulting in higher yields. The equity component of the total investment portfolio also increased to 19.8% from 15.9% as at May 31, 1995.

     Equity in net earnings of affiliate decreased principally due to the Company's equity share of realized losses of $2.0 million versus realized gains of $5.9 million in the comparative quarter in 1995.

     The following table sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:

                                                Three Months Ended
                                                      May 31,
                                                1996          1995
                                                ----          ----
                                                   (unaudited)

               Loss and loss expense ratio     78.5%         78.7%
               Underwriting expense ratio      14.9%         15.5%
               Combined ratio                  93.4%         94.2%

     The underwriting expense ratio decreased in the second quarter of 1996 compared to the same period of 1995 due to commissions earned on the new quota share reinsurance program. Excluding this reinsurance arrangement, the underwriting expense ratio for the said 1996 period would have been 16.0%.

     Net income was $89.0 million or $1.90 per share and $94.5 million or $1.76 per share for the quarters ended May 31, 1996 and May 31, 1995, respectively, representing an increase of 8.0% per share. The increase in per share amounts is largely attributable to the buy back of Company shares resulting in weighted average shares outstanding of 46.8 million compared to 53.8 million for the respective quarters.

           Results of Operations for the Six Months Ended May 31,1996
           ----------------------------------------------------------
                 Compared to the Six Months Ended May 31, 1995
                 ---------------------------------------------


     The following table presents an analysis of the Company's underwriting revenues for the periods indicated:

                                                    Six Months Ended
                                                        May 31,
                                                  1996            1995         % Change
                                                  ----            ----         --------
                                                      (unaudited)

               Gross premiums written           $379,299        $250,124         51.6%
               Net premiums written              307,523         249,482         23.3
               Net premiums earned               262,210         265,891         (1.4)


   The increase in gross premiums written in 1996 was predominately due to the growth in SRA premiums, written primarily by XLRe. These premiums are generally multi-year premiums, reflecting net future year premiums of $100.5 million of the total $95.9 million recognized in the period. Gross premiums written adjusted for this multi-year effect was $283.4 million compared to adjusted premiums for the 1995 period of $262.2 million, an increase of 8.1%.

     The following table presents the split of gross premiums written by X.L., X.L.E and XLRe for the periods indicated, adjusted for the effects of multi-year premiums:

                                                 Six Months Ended May 31,

                                           1996                             1995
                             X.L.    X.L.E.     XLRe     Total      X.L.     X.L.E.    Total
                       ------------ -------- ---------- --------- --------- --------- ----------
                                                     (Unaudited)
General liability         $136,242  $33,180   $   -     $169,422  $167,049   $40,853  $207,902
Directors and officers
 liability                   9,881    1,523       -       11,404    10,047     1,819    11,866
Professional liability      11,158    3,409       -       14,567    12,639     3,879    16,518
Property                     7,008      (38)      -        6,970     5,518       147     5,665
Risk solutions               1,900     -          -        1,900      -         -         -

Speciality reinsurance
 assumed                    10,150   12,446     56,540    79,136     6,375    13,877    20,252
                       ------------ -------- ---------- --------- --------- --------- ----------

Annualized premiums        176,339   50,520     56,540   283,399   201,628    60,575   262,203

Multi-year premiums        (14,338)   9,780    100,458    95,900   (13,588)    1,510   (12,078)
                       ------------ -------- ---------- --------- --------- --------- ----------

Gross premiums written    $162,001  $60,300   $156,998  $379,299  $188,040   $62,085  $250,125

                       ============ ======== ========== ========= ========= ========= ==========

     XLRe is the primary writer of SRA. The SRA premiums written by X.L. represent the culmination of specific deals where the negotiations commenced prior to the incorporation of XLRe. SRA policyholders are few in number with substantial multi-year premiums. These policies characteristically allow for the return of significant levels of premiums in the event no losses are incurred by the end of the policy term. Premiums assumed in the first six months are not indicative of future periods.

  SRA premiums assumed by X.L.E. relates solely to reinsurance protection provided to a Bermuda insurer who provides certificates of financial responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. The decline in premiums over the comparative quarter in 1995 reflects the development of the market where capacity was previously unavailable. It is expected additional premiums will be assumed on this program throughout the fiscal year, although at a level markedly lower than the first six months.

     The Company's property and newly announced Risk Solutions lines were the only other areas of growth. The Company's traditional product lines, general, directors and officers, and professional liability continue to feel the impact of the tremendous competitive pressures from the U.S. domestic insurance market. These pressures are clearly reflected in an increase in the average attachment point from $72.3 million to $78.2 million and a decrease in the business retention rate from 88.6% to 86.2% for the Company's traditional product lines, for the six months ended May 31, 1995 and 1996, respectively.

     The following table presents certain underwriting information with respect to the business written by the Company for the periods indicated :

                                   Gross                        Net                       Net
                                   -----                        ---                       ---
                              Premiums Written           Premiums Written           Premiums Earned
                              ----------------           -----------------          ---------------

                                                      Six Months Ended May 31

                              1996       1995            1996       1995            1996       1995
                              ----       ----            ----       ----            ----       ----
                                                           (Unaudited)
General liability          $186,839   $194,824         $119,410   $194,824        $163,205  $211,734
Directors and  officers
  liability                  12,244     11,866           12,244     11,866          12,532    14,259
Professional liability       15,327     17,168           15,327     17,168          27,189    26,756
Property                     11,095      6,015            8,323      5,373           9,981     5,500
Risk solutions                5,700       -               4,125       -                117      -

Speciality reinsurance
  assumed                   148,094     20,251          148,094     20,251          49,186     7,642

                        ------------ ------------ --------------- ------------ ------------ ----------

                            379,299    250,124          307,523    249,482         262,210   265,891
Adjustment for multi-
  year premium              (95,900)    12,078          (95,900)    12,078            -         -
Reinsurance ceded              -          -              67,429       -             33,415      -
                         ----------- ------------ --------------- ------------ ------------ -----------

Adjusted premiums          $283,399   $262,202         $279,052   $261,560        $295,625  $265,891

                         =========== ============ =============== ============ ============ ===========

     Net premiums written for the six months ended May 31, 1996 was affected by a quota share reinsurance policy entered into for most general liability risks written on a guaranteed cost form, with certain exclusions, effective December 1, 1995. X.L. cedes 20% of these risks with total limits up to $100 million and 25% with total limits in excess of $100 million. Of the $67.4 million of the premiums ceded under this program, $35.5 million related to the cession of the Company's unearned premiums at December 1, 1995 to provide reinsurance coverage protection on in force policies from this date. Net premiums written adjusted for the general liability quota share and multi-year premiums, would have increased 6.7%.

     Net earned premiums were impacted by the growth in SRA premiums less the expense of premiums ceded under the new quota share arrangement. If the general liability quota share program was excluded, net earned premiums would have increased by 11.2%

     The following table presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliate:

                                            Six Months Ended
                                                 May 31,
                                          1996            1995         % Change
                                         -------         -------       --------
                                               (unaudited)
     Net investment income               $ 98,022       $106,967        (8.4%)
     Net realized gains (losses)          152,261          8,016         N/M
     Equity in net earnings
      of affiliate                         30,395         20,598        47.6

     Net investment income for the first six months in 1995 included unrealized currency gains of $4.2 million compared to $Nil for the comparative period in 1996, resulting in an adjusted decline of 4.6%. The decrease in investment income was caused by several factors. The U.S. bond market had remained strong for most of the first half of 1996 keeping yields low, unlike the comparable 1995 period which was weaker resulting in higher yields. The equity component of the total investment portfolio also increased to 19.8% from 15.9% as at May 31, 1995. In addition, the Company has liquidated two fixed maturity portfolio and one equity portfolio due to similarities in strategies between managers, creating an influx of cash and the realization of significant gains. From the realized proceeds, $250 million was used to capitalize XLRe.

     Equity in net earnings of affiliate increased principally due to the Company's equity share of realized gains of $2.0 million versus realized losses of $4.7 million.

     The following table sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:





                                               Six Months Ended
                                                    May 31,
                                              1996         1995
                                              ----         ----
                                                 (unaudited)

        Loss and loss expense ratio           79.3%        78.5%
        Underwriting expense ratio            14.2%        15.3%
        Combined ratio                        93.5%        93.8%

     The increase in the loss and loss expense ratio reflects an increase in the rate at which incurred but not reported reserves are established on the Company's casualty lines of business, which commenced during the fourth quarter of 1995.

     The underwriting expense ratio decreased in the first six months of 1996 compared to the same period of 1995 due to commissions earned on the new quota share reinsurance program. Excluding this reinsurance arrangement, the underwriting expense ratio for the said 1996 period would have been 15.4%.

     Net income was $296.1 million or $6.26 per share and $151.4 million or $2.81 per share for the six months ended May 31, 1996 and 1995, respectively, representing an increase of 123% per share. The increase in per share amounts is largely attributable to realized investment gains of $152.3 million compared to $8.0 million and a decrease in the weighted average shares outstanding from $53.8 million to $47.3 million.

     Financial Condition and Liquidity
     ---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, the Company's principal subsidiary, X.L., must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations.
At May 31, 1996, X.L. could have paid dividends in the amount of approximately $950 million. Neither the Company nor any of its subsidiaries other than X.L. had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at May 31, 1996 was $1.9 billion, of which $1.5 billion was retained earnings.

     At May 31, 1996, total investments and cash net of the payable for investments purchased were $3.6 billion compared to $3.8 billion at November 30, 1995.

     The Company purchased a further 2.5 million of its outstanding shares during the six months ended May 31, 1996, at a cost of $174.3 million, increasing its treasury holding to 10.5 million shares. The Company has 500,000 shares remaining in its authorized share repurchase program.

     The Company's fixed income investments (including short-term investments and cash and cash equivalents net of the payable for investments purchased) at May 31, 1996 represented approximately 80.2% of invested assets and were managed by several outside investment management firms and the Company's investment department with different strategies. All fixed income securities are of investment grade and include U.S. and non-U.S. sovereign government obligations and corporate and other securities. Of the Company's fixed income portfolio, 76% is rated Aa or AA or better by a nationally recognized rating agency or an investment manager. Cash and cash equivalents net of the payable for investments purchased was $191.4 million at May 31, 1996, compared to $437.3 million at November 30, 1995.

     In connection with the Company's investment in MOCL, the Company has confirmed to MOCL that, subject to certain conditions, it will not, prior to May 1998, without the consent of the Directors of MOCL, increase its ownership of MOCL shares if, as a result, it would own more than 30% of MOCL's outstanding voting shares or more than 25% of MOCL's shares on a fully diluted basis. In connection with the previously announced authorization by the Directors of MOCL for the repurchase of up to $75 million of MOCL shares, the Company has confirmed its intention to decrease proportionately the number of shares of MOCL owned by it so as to maintain its percentage ownership of MOCL at a level no greater than at present.

     In fiscal 1994, 1995 and in fiscal 1996 through May 31, the total amount of losses paid by the Company was $138.7 million, $188.5 million and $201.7 million, respectively.

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of less than 0.9 to 1 for the year ended November 30, 1995 and 0.3 to 1 (calculated on an annualized basis) for the six months ended May 31, 1996. The decrease is reflective of a decrease in gross premiums written on X.L.'s traditional lines coupled with the premiums ceded under the general liability quota share treaty which was effective December 1, 1995.

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

     Outlook
     -------

     The Company believes competitive pressures will continue throughout fiscal 1996 and constrain growth in the Company's traditional product lines. However, the Company believes specific opportunities will exist through the further growth of the Company's property product line, the release of the new employment practices liability product, XLRe and the CIGNA Risk Solutions and X.L. Risk Solutions provided through a strategic alliance between X.L. and CIGNA Property & Casualty.

                                  EXEL LIMITED

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
- --------------------------------------------------------


     At the Annual General Meeting of Shareholders held on March 29, 1996 at the Hyatt Regency Hotel, Grand Cayman, British West Indies, the shareholders approved the following :

1.   To elect Class II Directors to hold office until 1998 :


                                  Votes               Votes
                                   For*              Against*
                                   ---               -------

     Robert Clements           40,929,281            122,910
     Michael P. Esposito,Jr    40,928,266            122,925
     Cyril Rance               40,927,717            123,474
     Ellen E. Thrower          40,923,247            127,944

Messrs. Gould, Heap, London, Parker, Seneter, O'Hara, Thornton and Weiser continue in office.

2. To appoint Coopers & Lybrand, Bermuda as independent Auditors for the fiscal year ending November 30, 1996;

     Votes*
     -----

     For - 41,009,286     Against - 33,508     Abstaining - 8,397

3.   The Company's Stock Plan for non-employee directors ;

     Votes*
     ------

     For - 36,812,860     Against - 3,460,182  Abstaining - 778,149

4.   Amendment to EXEL Limited Directors Stock & Option Plan ;

     Votes*
     ------

     For - 34,811,065 - Against - 5,459,475 - Abstaining - 780,651.

* Before giving effect to the applicable provisions in the Company's Articles of Association which limit the voting rights with respect to the shares of any person or "group" of persons beneficially owning (within the meaing of Section 13(d) (3) of the Securities Exchange Act of 1934) 10% or more of the issued Ordinary Shares of the Company to a voting power of one share less than 10% pursuant to a formula specified in the Articles of Association.


According to filings made with the Securities and Exchange Commission, two separate "group" of persons may each beneficially own in excess of 10% of the issued Ordinary Shares of the Company. If the voting power of such groups were limited pursuant to the formula specified power of such groups were limited pursuant to the formula specified in the Articles of Association, the matters voted on by shareholders as set forth above would still have been approved by the required vote of the shareholders as set forth above would still have been approved by the required vote of the shareholders.

                                  EXEL LIMITED

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)  Exhibit 11.  Statement regarding Computation of Per Share Earnings.

(b) There was no reports on Form 8-K filed during the three months ended May 31, 1996.

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


                                 EXEL LIMITED
                              ______________________
                                 (Registrant)




June 28, 1996                 /s/ Brian M. O'Hara
                              _______________________
                                  Brian M. O'Hara
                                   President and
                              Chief Executive Officer




June 28, 1996                 /s/ Brian G. Walford
                              _______________________
                                 Brian G. Walford
                            Executive Vice President and
                              Chief Financial Officer