Form 10-Q
period 1996-08-31
EXEL LTD
filed 1996-10-04
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                        Commission File Number 1-10804

                                 EXEL LIMITED
       -----------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

         Cayman Islands                                         98-0058718
---------------------------------                         ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda HM 11
------------------------------------------------------------
(Address of principal executive offices and zip code)

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

           YES    X               NO
               --------              --------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of September 23, 1996 was 87,215,464 excluding 24,100,600 shares held in treasury.

                                 EXEL LIMITED

                              INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------


                                                                        Page No.
                                                                        -------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
             August 31, 1996 (unaudited) and
             November 30, 1995                                              3

          Consolidated Statements of Income
             Three Months Ended August 31, 1996
             and 1995 (unaudited) and Nine Months
             Ended August 31, 1996 and 1995 (unaudited)                     5

          Consolidated Statements of Cash Flows
             Nine Months Ended August 31, 1996
             and 1995 (unaudited)                                           6

          Notes to Unaudited Consolidated
             Financial Statements                                           8

Item 2.   Management's Discussion and Analysis
             of Results of Operations and
             Financial Condition                                            11

                          Part II. OTHER INFORMATION
                          --------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  26

Signatures                                                                  29

                                 EXEL LIMITED

             (U.S. dollars in thousands, except per share amounts)

                                              August 31,   November 30,
                                                 1996          1995
                                              -----------  ------------
                                              (Unaudited)

                                    ASSETS
Investments:

  Fixed maturities, at market value
   (amortized cost : 1996 - $2,638,211;
   1995 - $2,343,143).......................   2,557,920     $2,434,470
  Equity securities, at market value
   (cost: 1996 - $580,848; 1995 - $652,847).     716,082        838,132
  Short-term investments, at market
   value (amortized cost: 1996 - $43,921;
   1995 - $82,696)..........................      44,639         82,693
                                              ----------     ----------

  Total Investments                            3,318,641      3,355,295

Cash and cash equivalents...................     288,490        673,433
Investment in affiliate
 (cost: 1996 - $263,237; 1995 - $261,617)...     378,818        351,669
Accrued investment income...................      53,911         53,149
Deferred acquisition costs..................      33,081         40,954
Prepaid reinsurance premiums................      57,164          2,438
Premiums receivable.........................     344,765        234,028
Reinsurance balances receivable.............      43,442          1,002
Other assets................................      31,181         12,938
                                              ----------     ----------

  Total Assets..............................  $4,549,493     $4,724,906
                                              ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Unpaid losses and loss expenses...........  $1,985,580     $1,920,500
  Unearned premium..........................     667,433        539,296
  Premium received in advance...............      26,032          4,880
  Accounts payable and accrued
   liabilities..............................      54,021         17,806
  Payable for investments purchased.........       6,721        236,291
                                              ----------     ----------


  Total Liabilities.........................  $2,739,787     $2,718,773
                                              ----------     ----------






                                              August 31,     November 30,
                                                 1996           1995
                                              ----------     ------------
                                              (Unaudited)
Contingencies

Shareholders' Equity:

  Ordinary shares (par value $0.01:
   authorized, 999,990,000 shares;
   issued and outstanding, 87,431,264
   shares (excluding 23,884,800 shares
   held in treasury) at August 31, 1996
   and 94,550,790 shares (excluding
   16,000,000 shares held in treasury)
   at November 30, 1995.....................          874             473
  Contributed surplus.......................      282,605         295,209
  Net unrealized appreciation of
   investments..............................       55,398         283,289
  Deferred compensation.....................       (7,358)         (1,657)
  Retained earnings.........................    1,478,187       1,428,819
                                               ----------      ----------

          Total shareholders' equity........   $1,809,706      $2,006,133
                                               ----------      ----------

          Total liabilities and
          shareholders' equity..............   $4,549,493      $4,724,906
                                               ==========      ==========


         See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                             Three Months          Nine Months
                                                 Ended                Ended
                                               August 31,           August 31,
                                            1996       1995       1996      1995
                                          --------   --------   --------  --------
                                                         (Unaudited)
Revenues:
  Net premiums earned...................  $124,537   $139,219   $386,747  $405,110
  Net investment income.................    50,310     39,085    148,332   146,052
  Net realized (losses) gains on sale
   of investments.......................    (4,603)    26,162    147,658    34,178
  Equity in net earnings of affiliate...    13,081     18,449     43,476    39,047
                                          --------   --------   --------  --------


     Total revenues.....................   183,325    222,915    726,213   624,387
                                          --------   --------   --------  --------


Expenses:
  Losses and loss expenses..............    97,905    109,170    305,667   317,811
  Acquisition costs.....................     9,053     13,327     26,637    39,921
  Administration expenses...............    11,429      7,099     31,164    21,094
                                          --------   --------   --------  --------


     Total expenses.....................   118,387    129,596    363,468   378,826
                                          --------   --------   --------  --------


Income before income tax expense........    64,938     93,319    362,745   245,561
Income tax expense......................       393        416      2,125     1,245
                                          --------   --------   --------  --------


Net income..............................  $ 64,545   $ 92,903   $360,620  $244,316
                                          ========   ========   ========  ========

Weighted average number of
 ordinary shares and
 ordinary share equivalents
 outstanding............................    89,842    102,050     92,935   105,736

Net income per ordinary
 share and ordinary share
 equivalent.............................  $   0.72   $   0.91   $   3.88  $   2.31
Dividends declared per share............  $   0.25   $   0.17   $   0.70  $   0.50



See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                        Nine Months Ended
                                                            August 31,
                                                       1996           1995
                                                       ----           ----
                                                           (Unaudited)

Cash flows from operating activities
   Net income....................................   $  360,620    $  244,316

Adjustments to reconcile net income
   to net cash provided by operating activities:
   Net realized gains on sale of investments.....     (147,658)      (34,178)
   Unrealized loss on foreign exchange...........         -            8,025
   Amortization of premium on fixed maturities...        5,571         4,026
   Amortization of deferred compensation.........        1,097           777
   Equity in earnings of affiliate net of
     dividends received and consolidation
     adjustments.................................      (33,702)      (34,083)
   Unpaid losses and loss expenses...............       65,080       156,181
   Unearned premiums.............................      128,137        91,446
   Premiums received in advance..................       21,152        (2,191)
   Deferred acquisition costs....................        7,873        (1,958)
   Prepaid reinsurance premiums..................      (54,726)         -
   Premiums receivable...........................     (110,737)      (67,035)
   Reinsurance balances receivable...............      (42,440)         -
   Accrued investment income.....................         (762)       22,024
   Accounts payable and accrued liabilities......       36,215         1,924
                                                    ----------    ----------

     Total adjustments...........................     (124,900)      144,958
                                                    ----------    ----------
   Net cash provided by operating activities.....      235,720       389,274
                                                    ----------    ----------
Cash flows provided by (used in)
   investing activities:
   Proceeds from sale of fixed maturities
     and short-term investments....................  3,541,887     4,414,038
   Proceeds from redemption of fixed
     maturities and short-term investments.........     98,000        81,000


                                                          Nine Months Ended
                                                             August 31,
                                                         1996           1995
                                                         ----           ----
                                                             (Unaudited)

   Proceeds from sale of equity securities........        468,860       158,195
   Purchases of fixed maturities and
      short-term investments......................     (4,089,078)   (4,386,834)
   Purchases of equity securities.................       (291,446)     (334,689)
   Deferred gains on forward hedge
      contracts...................................          1,230        34,464
   Investment in affiliate........................         (1,620)         -
   Proceeds from sale of shares in affiliate......           -           15,312
   Other assets...................................        (18,243)       (1,321)
                                                      -----------   -----------

   Net cash used in investing
     activities...................................       (290,410)      (19,835)
                                                      -----------   -----------
Cash flow (used in) provided by financing
   activities:
   Dividends paid.................................        (64,333)      (52,305)
   Issuance of shares.............................            126           126
   Proceeds from exercise of options..............          5,216         2,213
   Repurchase of treasury shares..................       (271,262)     (257,063)
                                                      -----------   -----------


Net cash used in financing activities.............       (330,253)     (307,029)
                                                      -----------   -----------

(Decrease)increase in cash and cash
   equivalents....................................       (384,943)       62,410
                                                      -----------   -----------


Cash and cash equivalents - beginning
   of period......................................    $   673,433   $   456,176
                                                      -----------   -----------

Cash and cash equivalents - end
   of period......................................    $   288,490   $   518,586
                                                      ===========   ===========


   Taxes paid.....................................    $     1,571   $     1,056
                                                      ===========   ===========

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

     All share amounts have been adjusted for the July 1996 one-for-one stock dividend paid on the company's ordinary shares.

NOTE B - INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited (MOCL), a 28% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                    Three months Ended        Nine Months Ended
                                          July 31,                July 31,
Income Statement Data              1996            1995       1996         1995
                                   ----            ----       ----         ----
                                                      (unaudited)

Net premiums earned               $114,102   $   90,796   $318,481   $  279,976
Net investment income               21,052       18,716     60,009       54,763
Net realized (losses) gains
 on sale of investments             (8,396)      15,308     (1,200)      (1,616)
Net income                        $ 46,217   $   66,140   $155,004   $  139,783
                                  ========   ==========   ========   ==========

Company's share of net income     $ 13,081   $   18,449   $ 43,476   $   39,047
                                  ========   ==========   ========   ==========


                                              July 31,               October 31,
Balance Sheet Data                              1996                    1995
                                             -----------             -----------
                                             (Unaudited)

Cash, investments and accrued
 interest                                    $1,436,551               $1,275,588
Other assets                                    487,029                  231,417
                                             ----------               ----------

Total assets                                 $1,923,580               $1,507,005
                                             ==========               ==========

Reserves for losses and
 loss expenses                               $  392,496               $  328,990
Reserves for unearned premiums                  362,962                  200,859
Other liabilities and minority
 interest                                       117,640                    8,362
Shareholders' equity                          1,050,482                  968,794
                                             ----------               ----------

Total liabilities
 and shareholders' equity                    $1,923,580               $1,507,005
                                             ==========               ==========

Company's share of
 shareholders' equity                        $  296,372               $  273,867
                                             ==========               ==========

The Company received dividends from its affiliate of $4.0 million, and $2.4 million during the quarters ended August 31,1996 and 1995 and $9.0 million and $5.0 million for each of the nine month periods then ended.

NOTE C - SUBSEQUENT EVENTS

     Subsequent to the quarter end X.L. Insurance Company Limited (X.L.) made two acquisitions; American Excess Insurance Association (AEIA), where the Company acquired its assets, (principally their underwriting files) and Railroad Association Insurance, Ltd. (RAIL) which was purchased outright. Neither acquisition will materially affect cashflows, although the fee associated with the former will increase the expense ratio over approximately the next two years. The size of the increase will be dependent on the level of policies renewing with X.L.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

        Results of Operations for the Three Months Ended August 31, 1996
        ----------------------------------------------------------------
              Compared to the Three Months Ended August 31, 1995
              --------------------------------------------------


     The following table presents a summary analysis of the Company's underwriting revenues for the periods indicated:


                                     Three Months Ended
                                          August 31,
                                    1996            1995       % Change
                                    ----            ----       --------
   Table I                              (unaudited)
   -------

   Gross premiums written          $189,488      $248,613       (23.8%)
   Net premiums written             152,635       247,075       (38.2%)
   Net premiums earned              124,537       139,219       (10.5%)


   The decrease in gross premiums written is reflective of the maturity of the multi year book over that of last year, resulting in an adjusted annual premium of $172.6 million and $174.3 million for the third quarter of 1996 and 1995, respectively, a decrease of 0.1%. In addition, two specialty reinsurance assumed contracts (SRA) canceled on their first year anniversary of a three year contract resulting in a return premium of $10.8 million. Further discussion is provided on this matter following Table II.

   Net premiums written were similarly affected by these items in addition to the general liability quota share reinsurance policy which came into effect on December 1, 1995. The policy covers general liability risks written on a guaranteed cost form, with certain exclusions. X.L. cedes 20% of these risks with a total limit of up to $100 million and 25% with a total limit in excess of $100 million. The resulting adjustment of $15.4 million as noted in Table III reflects a decrease of 6.9%. Net earned premiums adjusted for this treaty would have increased 0.5%.

     Table II presented below, reflects the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.), X.L. Europe Insurance (X.L.E.) and X.L. Reinsurance Company, Ltd. (XLRe) by line of business and after multi-year adjustments.

                                                            Three Months Ended August 31,
                                                       1996                                    1995
Table II                              X.L.       X.L.E.     XLRe       Total        X.L.       X.L.E.     Total
--------                            --------    -------    -------    --------    --------    -------    --------
                                                                    (Unaudited)
General liability                   $102,425    $10,879    $     -    $113,304    $104,545    $13,000    $117,545
Directors and officers liability       6,128        219          -       6,347       7,212        329       7,541
Professional liability                20,874      1,766          -      22,640      13,790      1,426      15,216
Employment practices liability         1,534          -          -       1,534           -          -           -
Property                              12,854        718          -      13,572       7,035      1,218       8,253
Risk solutions                         2,472          -          -       2,472           -          -           -
Speciality reinsurance assumed         3,115      2,157      7,435      12,707      24,220      1,549      25,769
                                    --------    -------    -------    --------    --------    -------    --------
Annualized premiums                  149,402     15,739      7,435     172,576     156,802     17,522     174,324
Multi-year premiums                    2,774      3,630     10,508      16,912      71,024      3,265      74,289
                                    --------    -------    -------    --------    --------    -------    --------
Gross premiums written              $152,176    $19,369    $17,943    $189,488    $227,826    $20,787    $248,613
                                    ========    =======    =======    ========    ========    =======    ========

     As has been disclosed in previous filings, SRA policyholders are few in number but with policies that generate significant premiums due to the nature of the risks and the multi-year coverage. These policies are loss sensitive, providing large penalty premiums in the event of losses and the return of significant levels of premiums where little or no losses are incurred by the end of the policy term. During the third quarter, two reinsureds canceled and entered into new contracts, which were property in nature, resulting in the return of loss experience funds accrued to date of $10.8 million and unearned premium for years two and three of these contracts of $48.5 million. Because of the intent of these respective reinsureds to cancel and rewrite their contracts after one year where it is loss free, only the first year of the go forward contract has been recorded as premium. The intent of other existing property reinsureds will be assessed at the first year anniversary of their contracts and will be accounted for in accordance with their intent at that time. The impact of this transaction on gross written and net earned premium is further exemplified in Table III.

     SRA premiums assumed by X.L.E. relate solely to reinsurance protection to a Bermuda insurer who provides certificates of financial responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. Growth in this area, merely reflects a change in buying pattern over 1995.

     Risk solutions, one of the Company's new product lines, bound one such policy during the third quarter. Risk solutions is an initiative with CIGNA Property & Casualty (CIGNA) providing combined limits of capacity for two or more of X.L.'s stand alone product lines over three or more years. In addition, X.L. has commenced providing combined property capacity coverage with CIGNA. X.L. bound two of these contracts during the quarter which are reflected in the property line, together with continuing growth of X.L.'s traditional property cover.

     General liability continues to feel the impact of competitive pressures from the U.S. domestic insurance market in both terms and pricing. Despite these pressures, this division managed to retain 91% of its business renewing in the quarter and write increased limits averaging $85.6 million compared to $77.8 million for the same quarter in 1995 over average attachments of $62.6 million and $61.4 million, respectively. The increases in limits and new business however did not provide sufficient premium to cover the business lost.

     Directors and Officers liability was similarly impacted by U.S. domestic competition, although professional liability was able to write a significant level of new business over last year. Employment practices liability (EPL) is a new product that was announced in the second quarter. Capacity of $100 million is offered of which the Company retains 50% after reinsurance. These premiums should not be considered indicative of future periods.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated:

                                            Gross                    Net                     Net
                                     --------------------    --------------------    --------------------
Table III                              Premiums Written        Premiums Written        Premiums Earned
---------                            --------------------    --------------------    --------------------
                                                         Three Months Ended August 31
                                       1996        1995        1996        1995        1996        1995
                                     --------    --------    --------    --------    --------    --------
                                                                 (Unaudited)
General liability                    $134,051    $128,565    $108,944    $128,565    $ 86,768    $106,021
Directors and officers liability        7,180       7,541       7,180       7,541       5,754       6,789
Professional liability                 24,100      11,794      24,100      11,794      14,483      13,737
Employment practices liability          1,534           -         931           -         121           -
Property                               21,420       4,253      16,039       2,715       5,321       3,193
Risk solutions                         16,058           -      10,296           -          61           -
Speciality reinsurance assumed        (14,855)     96,460     (14,855)     96,460      12,029       9,479
                                     --------    --------    --------    --------    --------    --------
                                      189,488     248,613     152,635     247,075     124,537     139,219
Adjustment for multi-year premium     (16,912)    (14,855)    (16,912)    (74,289)          -           -
Reinsurance ceded                           -           -      25,106           -      15,419           -
                                     --------    --------    --------    --------    --------    --------
Adjusted premiums                    $172,576    $174,324    $160,829    $172,786    $139,956    $139,219
                                     ========    ========    ========    ========    ========    ========

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliate:


Table IV                       Three Months Ended
--------                           August  31,
                               1996          1995    % Change
                               ----          ----    --------
                                    (unaudited)
Net investment income        $50,310       $39,085       28.7%
Net realized (losses) gains   (4,603)       26,162       N/M
Equity in net earnings
 of affiliate                 13,081        18,449      (29.1%)


     Net investment income for the third quarter in 1995 included unrealized currency losses of $12.2 million compared to $Nil for the comparative quarter in 1996, resulting in an adjusted decline of 1.9%. Investable assets on average, were approximately the same in terms of amount and split between fixed income and equity securities. Bond yields were increasing in the 1996 quarter and sliding in the 1995 quarter creating similar results. Realized losses and gains in the respective quarters are reflective of these changing yields.

     Equity in net earnings of affiliate decreased principally due to the Company's equity share of realized losses of $2.4 million versus realized gains of $4.3 million in the comparative quarter in 1995.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:

       Table V                            Three Months Ended
       -------                                August 31,
                                          1996          1995
                                          ----          ----
                                              (unaudited)

       Loss and loss expense ratio       78.6%          78.4%
       Underwriting expense ratio        16.4%          14.7%
       Combined ratio                    95.0%          93.1%

     The increase in the underwriting expense ratio was impacted by lower net earned premium, as discussed previously, and increased expenses. The expenses reflect the expanding operations of the Company in addition to some non-recurring expenses associated with the Company's Tenth Anniversary, legal and consulting expenses related to the acquisitions of the renewal rights of American Excess Insurance Association's (AEIA) insurance book of business and a share of Pareto Partners. These expenses are however offset by commissions earned on business ceded under the General Liability Quota Share Treaty. After adjusting net earned premiums and expense for the aforementioned items, the underwriting ratio for the third quarter of 1996 would have been 14.9%

     Net income was $64.5 million or $0.72 per share and $92.9 million or $0.91 per share for the quarters ended August 31, 1996 and August 31, 1995, respectively, representing a decrease of 20.9% per share. The decrease in per share amounts is largely attributable to the realization of investment losses of $4.6 million versus gains of $26.2 million for the respective quarters.

        Results of Operations for the Nine Months Ended August 31, 1996
        ---------------------------------------------------------------
               Compared to the Nine Months Ended August 31, 1995
               -------------------------------------------------

     The following table presents a summary analysis of the Company's underwriting revenues for the periods indicated:


Table I                               Nine Months Ended
-------                                   August 31,
                                       1996       1995      % Change
                                       ----       ----      --------
                                          (unaudited)
Gross premiums written                $568,787   $498,737      14.0%
Net premiums written                   460,158    496,557      (7.3%)
Net premiums earned                    386,747    405,110      (4.5%)


     The increase in gross premiums written in 1996 was predominantly due to the growth in SRA premiums, written primarily by XLRe as reflected in Table II. These premiums are generally multi-year premiums, reflecting net future year premiums of $41.4 million of the total $112.8 million recognized in the period. Gross premiums written adjusted for this multi-year effect was $456.0 million compared to adjusted premiums for the 1995 period of $436.5 million, an increase of 4.5%.

     Net premiums written were similarly affected by the multi-year premiums in addition to the general liability quota share reinsurance policy which came into effect on December 1, 1995. The policy covers general liability risks written on a guaranteed cost form, with certain exclusions. X.L. cedes 20% of these risks with a total limit of up to $100 million and 25% with a total limit in excess of $100 million. Of the $92.5 million of the premiums ceded under this program, $35.5 million related to the cession of the Company's unearned premiums as at December 1, 1995 to provide reinsurance protection on its in force policies from this date. The resulting adjustment as noted in Table III reflects an increase of 1.3%. Net earned premiums adjusted for this treaty increased by 7.5%.

     The following table presents the split of gross premiums written by X.L., X.L.E and XLRe by line of business, for the periods indicated, adjusted for the effects of multi-year premiums:

Table II                                     Nine Months Ended August 31,
--------
                                           1996                              1995
                                           ----                              ----
                            X.L.     X.L.E.      XLRe    Total      X.L.    X.L.E.    Total
                          --------   -------    ------  --------  --------  -------  --------
                                                     (Unaudited)

General liability         $238,667   $44,059         -  $282,726  $271,593  $53,853  $325,446
Directors and officers                               -
   liability                16,009     1,742         -    17,751    17,259    2,148    19,407
Professional liability      32,032     5,175         -    37,207    26,429    5,305    31,734
Employment practices
   liability                 1,534         -         -     1,534         -        -         -
Property                    19,862       680         -    20,542    12,553    1,365    13,918
Risk solutions               4,372         -         -     4,372         -        -         -
Specialty reinsurance
   assumed                  13,265    14,603    63,975    91,843    30,595   15,426    46,021
                          --------   -------    ------  --------  --------  -------  --------

Annualized premiums        325,741    66,259    63,975   455,975   358,429   78,097   436,526

Multi-year premiums        (13,265)   13,410   110,966   112,812    57,436    4,775    62,211
                          --------   -------  --------  --------  --------  -------  --------

Gross premiums written    $314,177   $79,669  $174,941  $568,787  $415,865  $82,872  $498,737
                          ========   =======  ========  ========  ========  =======  ========

     XLRe is the primary writer of SRA. The SRA premiums written by X.L. represent the culmination of specific negotiations which commenced prior to the incorporation of XLRe. SRA policyholders are few in number with substantial multi-year premiums. These policies characteristically allow for the return of significant levels of premiums in the event no losses are incurred. This was the case in the third quarter for two reinsureds which resulted in the return of $10.8 million. Premiums assumed in the first nine months are not indicative of future periods.

     SRA premiums assumed by X.L.E. relate solely to reinsurance protection provided to a Bermuda insurer who provides certificates of financial responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. The decline in premiums over the comparative period in 1995 reflects the development of the market where capacity was previously unavailable. It is expected only a limited amount of additional premium will be assumed on this program during the fourth quarter.

     The Company's new product lines, Risk Solutions and Employment Practices Liability were introduced in the second and third quarters, respectively. The former is an initiative with CIGNA providing combined limits of capacity for two or more of X.L.'s stand alone product lines over three or more years. The Company has bound two policies during the nine month period. In addition, X.L. has commenced providing combined property capacity coverage with CIGNA. X.L. bound two of these contracts during the quarter which are reflected in the property line, together with continuing growth of X.L.'s traditional property cover.

     Of the Company's more traditional product lines, Professional liability was the only other line experiencing growth from new business. General liability and Directors and Officers liability continue to feel the impact of competitive pressures from the U.S. domestic insurance market in both terms and pricing. Business retention for General liability for the nine months was 88.3%, although part of the lost business was the result of some of the insureds being merged or acquired by others, resulting in an adjusted retention of 90.4%. Average limits increased to $83.8 million from $78.1 million and average attachments increased to $83.7 million from $72.2 million for the nine month periods ending August 31, 1996 and 1995, respectively. The additional premium that would be generated under normal market conditions from increased limits were offset by higher attachments. Retention for Directors and Officers liability for the same period was 85.4%. Average limits were increased to $19.1 million from $18.6 million and average attachments to $56.8 million from $49.2 million for the respective nine month periods. Aside from the impact of the change in layering on pricing, the main reason for the decline of these two lines is that new premium has been insufficient to offset the business lost.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated :

                                  Gross                   Net                   Net
                                  -----                   ---                   ---
Table III                    Premiums Written       Premiums Written      Premiums Earned
---------                    ----------------       ----------------      ---------------

                                             Nine Months Ended August 31

                             1996        1995       1996        1995       1996      1995
                             ----        ----       ----        ----       ----      ----
                                                     (Unaudited)

General liability           $320,890   $323,389    $228,354   $323,389   $249,973  $317,755
Directors and  officers
     liability                19,424     19,407      19,424     19,407     18,286    21,048
Professional liability        39,427     28,962      39,427     28,962     41,672    40,493
Employment practices
     liability                 1,534          -         931          -        121         -
Property                      32,515     10,268      24,362      8,088     15,302     8,693
Risk solutions                21,758          -      14,421          -        178         -
Speciality reinsurance
     assumed                 133,239    116,711     133,239    116,711     61,215    17,121
                            --------   --------    --------   --------   --------  --------

                             568,787    498,737     460,158    496,557    386,747   405,110
Adjustment for multi-
     year premium           (112,812)   (62,211)   (112,812)   (62,211)         -         -
Reinsurance ceded                  -          -      92,535          -     48,834         -
                            --------   --------    --------   --------   --------  --------
Adjusted premiums           $455,975   $436,526    $439,881   $434,346   $435,581  $405,110
                            ========   ========    ========   ========   ========  ========

     The following table presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliate:


     Table IV                     Nine Months Ended
     --------                        August 31,
                                  1996         1995     % Change
                                  ----         ----     --------
                                     (unaudited)
     Net investment income      $148,332     $146,052     1.6%
     Net realized gains          147,658       34,178     N/M
     Equity in net earnings
      of affiliate                43,476       39,047    11.3%

     Net investment income for the first nine months in 1995 included unrealized currency losses of $8.0 million compared to $Nil for the comparative period in 1996, resulting in an adjusted decline of 3.7%. The decrease in investment income was caused by several factors. Fixed income assets at amortized cost were on average, approximately the same in terms of amount at $2.9 billion for the comparable nine month period but the average equity securities held, at cost, were higher for the 1996 period at $616.8 million compared to $552.0 million for the equivalent period in 1995. This is reflective of the higher equity position taken in August of 1995. Bond yields were increasing in the 1996 period and sliding in the 1995 period creating the noted decline. In addition, the Company has liquidated two fixed maturity portfolios and one equity portfolio due to similarities in strategies between managers, creating an influx of cash and the realization of significant gains. From the realized proceeds, $250 million was used to capitalize XLRe.

     Equity in net earnings of affiliate increased principally due to MOCL's improved income from operations.

     The following table sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:


               Table V                    Nine Months Ended
               -------                       August 31,
                                          1996          1995
                                          ----          ----
                                             (unaudited)
          Loss and loss expense ratio     79.0%         78.4%
          Underwriting expense ratio      15.0%         15.1%
          Combined ratio                  94.0%         93.5%

     The increase in the loss and loss expense ratio reflects an increase in the rate at which incurred but not reported reserves are established on the Company's casualty lines of business, which commenced during the fourth quarter of 1995.

     The underwriting expense ratio remained relatively flat in the first nine months of 1996 compared to the same period of 1995. The effect of commissions earned on the new quota share reinsurance program was offset by some non-recurring expenses associated with the Company's Tenth Anniversary and legal and consulting expenses related to the acquisition of the renewal rights of American Excess Insurance Association's (AEIA) insurance book of business and a share of Pareto Partners.

     Net income was $360.6 million or $3.88 per share and $244.3 million or $2.31 per share for the nine months ended August 31, 1996 and 1995, respectively, representing an increase of 68.0% per share. The increase in per share amounts is largely attributable to realized investment gains of $147.7 million compared to $34.2 million and a decrease in the weighted average shares outstanding from 105.7 million to 92.9 million.

     Financial Condition and Liquidity
     ---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, the Company's principal subsidiary, X.L., must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At August 31, 1996, X.L. could have paid dividends in the amount of approximately $1.1 billion. Neither the Company nor any of its subsidiaries other than X.L. had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at August 31, 1996 was $1.8 billion, of which $1.5 billion was retained earnings.

     At August 31, 1996, total investments and cash net of the payable for investments purchased were $3.6 billion compared to $3.8 billion at November 30, 1995.

     The Company purchased a further 7.9 million of its outstanding shares during the nine months ended August 31, 1996, at a cost of $271.3 million, increasing its treasury holding to 23.9 million shares. The Company has 3.1 million shares remaining in its authorized share repurchase program.

     The Company's fixed income investments (including short-term investments and cash and cash equivalents net of the payable for investments purchased) at August 31, 1996 represented approximately 80% of invested assets and were managed by several outside investment management firms with different strategies. All fixed income securities are of investment grade and include U.S. and non-U.S. sovereign government obligations and corporate and other securities. Of the Company's fixed income portfolio, 72% is rated Aa or AA or better by a nationally recognized rating agency or an investment manager. Cash and cash equivalents net of the payable for investments purchased was $281.8 million at August 31, 1996, compared to $437.1 million at November 30, 1995.

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

     In fiscal 1994, 1995 and in fiscal 1996 through August 31, the total amount of losses paid by the Company was $138.7 million, $188.5 million and $282.5 million, respectively.

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of less than 0.9 to 1 for the year ended November 30, 1995 and 0.5 to 1 (calculated on an annualized basis) for the nine months ended August 31, 1996. The decrease is reflective of a decrease in gross premiums written on X.L.'s traditional lines coupled with the premiums ceded under the general liability quota share treaty which was effective December 1, 1995.

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

Subsequent Events
-----------------

     Subsequent to the quarter end X.L. made two acquisitions; AEIA, where the Company acquired its assets, (principally their underwriting files) and Railroad Association Insurance, Ltd. (RAIL). Neither acquisition will materially affect cashflows, although the fee associated with the former will increase the expense ratio over approximately the next two years. The size of the increase will be dependent on the level of policies renewing with X.L.

     Outlook
     -------

     The Company believes competitive pressures will continue throughout fiscal 1996 and constrain growth in the Company's traditional product lines. However, the Company believes specific opportunities will exist through the further growth of the Company's property product line, the release of the new employment practices liability product, XLRe and Risk Solutions. The Company may also experience some growth through the renewal of the AEIA book over the next year, although there is no guarantee that the Company will secure all of this business or any significant portion thereof. The acquisition of RAIL however will result in an increase in gross premiums written, but will not be material to the Company's total book of business.

                                 EXEL LIMITED

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibit 11.  Statement regarding Computation of Per Share Earnings.

(b) There were no reports on Form 8-K filed during the three months ended August 31, 1996.