Form 10-K405
period 1996-11-30
EXEL LTD
filed 1997-02-24
CIK 875159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                        COMMISSION FILE NUMBER 1-10804

                               ----------------

                                 EXEL LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CAYMAN ISLANDS                           98-0058718
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 CUMBERLAND HOUSE, 1 VICTORIA STREET,                   HM 11
           HAMILTON, BERMUDA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (441) 292-8515
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                   ON WHICH REGISTERED
                 -------------------                  ---------------------
      Ordinary Shares, Par Value $0.01 per Share  New York Stock Exchange, Inc.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on February 10, 1997 was approximately $3.7 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of February 10, 1997 there were outstanding 86,290,820 Ordinary Shares (excluding 25,438,900 shares held in treasury), $0.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON APRIL 11, 1997 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  EXEL LIMITED

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                    PART II

          Market for the Registrant's Common Stock and Related
 Item 5.  Stockholder Matters............................................    13
 Item 6.  Selected Financial Data........................................    14
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    15
 Item 8.  Financial Statements and Supplementary Data....................    23
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    44

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    44
 Item 11. Executive Compensation.........................................    44
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    44
 Item 13. Certain Relationships and Related Transactions.................    44

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K..............................................................    44

                                    PART I

ITEM 1. BUSINESS

 Introduction

  EXEL Limited, a Cayman Islands corporation (the "Company"), and its wholly-owned subsidiary X.L. Insurance Company, Ltd., a Bermuda corporation ("X.L."), were incorporated in 1986. These entities were formed in response to a shortage of high excess liability underwriting capacity in the insurance industry. In 1990, X.L. Europe Insurance ("X.L.E."), a subsidiary of X.L., was organized in the Republic of Ireland to serve the European Community. On November 1, 1995, X.L. Reinsurance Company, Ltd. ("XLRe") was incorporated under the laws of Bermuda as a wholly-owned subsidiary of X.L. and commenced operations effective December 1, 1995.

  The Company, through its subsidiaries, provides excess liability insurance coverage to industrial, commercial and other enterprises, directors and officers of such enterprises, professional firms, high excess property coverage, and the assumption of tailored reinsurance contracts on a worldwide basis. X.L. reinsures X.L.E. for a minimum of 75% of each risk written.

  Four principal types of excess liability coverage are provided in the areas of third party general liability, employment practices liability, directors and officers liability and professional liability (the latter primarily for law firms, insurance companies and insurance brokers). General liability coverage is currently offered up to a maximum generally of $150 million per occurrence (and annual aggregate) in excess of a minimum attachment point generally of $25 million for United States risks and in excess of a minimum attachment point of $15 million for non-United States risks. Employment practices liability coverage is offered up to a maximum of $100 million in excess of a minimum attachment point of $1 million per occurrence and annual aggregate. Directors and officers liability coverage is currently offered up to a maximum of $25 million in excess of not less than $20 million of underlying insurance coverage for United States risks, and up to $50 million for individual director indemnification and excluding corporate reimbursement in excess of $20 million, (or up to $15 million of coverage in excess of $15 million of underlying coverage for non-United States risks), and professional liability coverage currently is offered with limits no greater than the attachment point up to a maximum of $50 million, subject to a minimum attachment point of $25 million or $20 million for law firms.

  Property coverage is currently offered up to $100 million of capacity per occurrence plus $10 million annual aggregate for high frequency/severity earthquake. The minimum attachment is generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

  During February 1996, X.L. Risk Solutions and CIGNA Risk Solutions were announced as a coordinated initiative between the Company and CIGNA Property & Casualty ("CIGNA"). The product provides combined capacity for traditional casualty and property coverages provided by subsidiaries of the Company or CIGNA. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels may in certain situations be provided below traditional stated levels subject to additional underwriting requirements.

  XLRe provides large net line capacity for specialized programs to insurance and reinsurance companies. X.L. reinsures XLRe for 75% of each risk written. In general, XLRe provides third party liability cover up to $100 million, directors and officers liability and professional liability up to $75 million per claim, high excess property reinsurance up to $50 million per occurrence and financial reinsurance, credit enhancement, swaps and other collateralized transactions up to $100 million in limits. In general XLRe provides cover on either an excess of loss or quota share basis.

GENERAL LIABILITY

  The general liability policies cover occurrences causing unexpected and unintended personal injury and/or property damage (as well as advertising liability) to third parties arising from events or conditions which commence at or subsequent to the inception date (or retroactive date, if applicable, but not prior to January 1,

1986) and prior to the expiration of the policy, provided proper notice is given to X.L. or X.L.E. during the term of the policy or the discovery period. With respect to the use of products, the coverage applies where unexpected and unintended personal injury or property damage to a third party caused, allegedly caused or deemed to have been caused by the use of a product takes place during the term of the policy. Where certain injury, damage or liability to third parties is expected or intended by the insured, the policy provides coverage for injury, damage or liability when the actual injury, damage or liability incurred is fundamentally different in nature or vastly greater in order of magnitude than expected. All claims for integrated occurrences are added together and treated as one occurrence (and thereby limiting such losses to one policy limit) with respect to the policy in effect when the occurrence or claim is first reported regardless of the length of the period over which such losses or liabilities occur, although special notice requirements are imposed with respect to such losses. The general liability policies generally do not "drop down" to provide coverage below the per-occurrence attachment point even in the event of exhausted underlying insurance policy aggregates.

  Coverage includes product liability, claims resulting from abrupt pollution, punitive damages (for unexpected or unintended damage/injury) and payment of legal fees, as well as a broad range of catastrophic exposures such as explosions, fires, utility blackouts and other catastrophic events not excluded from coverage. Coverage generally excludes gradual pollution (other than gradual pollution resulting from a products liability claim), property damage arising out of most professional services, commercial airline risks, certain marine exposures, and liability for injury or damage caused by, among other things, asbestos, tobacco, intra-uterine devices, silicone implants and nuclear risks. Unlike traditional insurance policy forms, disputes under the policies are required to be settled by arbitration in London. Under the policy arbitration clause, each party selects one arbitrator and the two arbitrators so selected choose a third arbitrator. The English Arbitration Act of 1950, as amended and supplemented, governs the arbitration under X.L. policies (with International Chamber of Commerce rules governing X.L.E. policies).

  Rather than issuing separate annual policies, a perpetual policy is issued (which is subject to an annual underwriting review) with an annual aggregate limit (subject to reinstatement). The policy remains in effect until canceled or not continued. The terms, conditions, exclusions, deductibles, and limit applicable to an occurrence are determined by the policy in effect at the time notice thereof is first given. Because the inception date (or, if applicable, the retroactive date) remains unchanged, the exposure of a claim to X.L. or X.L.E. under each policy usually increases each additional year that the policy is in force. The exposure to unreported claims thus rolls forward each year, which is provided for by the establishment of significant incurred but not reported reserves (IBNR). Each year's coverage, however, is subject to an aggregate limit, and the limits of any given year are not available for occurrences first reported in a subsequent year notwithstanding that the injury or damage took place in that year. Premiums are adjusted annually. A single event or set of circumstances may constitute an insured occurrence under policies of different policyholders, resulting in multiple claims exposure with respect thereto. Such events or circumstances could have a material adverse effect on the results of the Company.

  The policy permits cancellation by X.L. or X.L.E. with refund of the unearned premium at any time, except in the case of discovery period coverage, upon 90 days' prior written notice to the policyholder. The policy permits cancellation by a policyholder at any time with a pro-rata refund of premium. If the basic coverage of the policy is canceled or discontinued, the insured is given the option of purchasing discovery coverage (in respect of occurrences taking place subsequent to the inception/retroactive date and prior to cancellation or discontinuance of basic coverage) on an ongoing basis for as long as is desired by the policyholder (with no maximum duration) for predetermined annual premiums.

  As contrasted with the standard policy form which provides for annual determination of premiums and limits, the Company offers to certain of its policyholders (generally not in high risk classes of business) an endorsement providing for either fully or partially prepaid policy premiums for two additional annual periods (aggregating a total of three years), with reinstatement of the annual aggregate limit at each anniversary. Such endorsements limit the circumstances under which either the policyholder or the Company may cancel and provide that the otherwise predetermined premium for the three-year period may be adjusted in certain specified circumstances. It is contemplated that policyholders may be given the opportunity to roll the three-year term forward year-by-year based on premiums and other terms and conditions to be negotiated each year.

  The Company also offers an alternate rating methodology to be used with multi-year general liability policies, which is offered to potential insureds through non-U.S. brokers. These policies are written on a form affording the same scope of coverage as the general liability form described above, but the policies have several different features. Generally, these policies have a three to five-year term (which may be extended by mutual agreement year-by-year on a rolling basis), and provide that a portion of the aggregate limit may apply, depending upon the terms of the policy, to the entire term, but such aggregate limit, or a portion thereof, will be subject to one or more mandatory reinstatements if it is eroded by paid and/or reserved losses beyond a certain point or to reinstatement at the option of the policyholder. The annual premiums generally are higher than those charged for the standard single-year policies for the same layers, and the mandatory reinstatement premiums generally exceed the annual premiums. If, however, loss experience is favorable, the insured would be permitted to recapture a portion of the amount by which premiums exceed losses. Such recapture may be contingent upon commutation of the Company's liability for further loss payments. These multi-year policies may be written with attachment points below $25 million per occurrence but not less than $10 million per occurrence, and the limits thereof may be incremental to the otherwise applicable $150 million maximum limit (although the combined exposure on single and multi-year policies issued to any insured is not presently anticipated to exceed $150 million in any year.)

DIRECTORS AND OFFICERS LIABILITY

  Directors and Officers coverage is written on a claims-made basis, and the policy generally adopts the terms, conditions and exclusions in the primary or other underlying policy. Each insured is rated separately. In contrast to the general liability policy, the directors and officers policy is for a designated period. Also, unlike the general liability policy, the directors and officers policy "drops down" upon erosion or exhaustion of underlying aggregates by multiple claims. The policy can be canceled by X.L. or X.L.E. upon typically 90 days' notice (with X.L. or X.L.E. retaining a pro rata proportion of the premium) or by the policyholder at any time with the Company retaining a short rate proportion (i.e., more than pro rata) of the premium. As with the general liability form, disputes are required to be settled by arbitration in London. Under the policy arbitration clause, each party selects one arbitrator and the two arbitrators so selected choose a third arbitrator.

  If X.L. or X.L.E. cancels or refuses to renew the policy, the policyholder is given the option of purchasing discovery coverage for a specified period of time (generally one to three years) at a predetermined premium.

PROFESSIONAL LIABILITY

  Professional liability risks are written either on a follow-form basis (i.e., the policy generally adopts the terms, conditions and exclusions of the underlying policy, which usually is a "claims-made" policy) or on a form which is structured similarly to the general liability form in that it is extended from year to year (with annual underwriting reviews) and rolls coverage forward to the year when X.L. or X.L.E. receives notice. The policy covers "wrongful acts" (instead of occurrences), subject to customary exclusions, and covers punitive damages arising therefrom. As with the other policy forms, disputes are required to be settled by arbitration in London. In contrast to the general liability policy, the discovery period is of finite duration (generally one to three years). Whether the policy is written on a claims made "stand alone" basis (i.e., it does not follow the warranties, terms, conditions or exclusions of underlying policies), it does "drop down" upon erosion or exhaustion of the aggregate limits of underlying policies by multiple wrongful acts in the case of law firms and certain other insureds (i.e., in these instances the attachment point applies on an aggregate rather than a per wrongful act basis). The underlying policies of an insured seeking professional liability coverage are reviewed and evaluated as part of the underwriting process.

EMPLOYMENT PRACTICES LIABILITY

  In 1996, X.L. introduced coverage for employment practices liability. Employment practices liability risks are written on a claims made and reported policy. The policy is written on an annual basis and covers claims brought by an employee against an insured for certain covered employment practices. As with other X.L. products, the employment practices liability policy has X.L.'s standard arbitration clause which requires disputes to be settled by arbitration in London.

PROPERTY EXCESS OF LOSS

  Property policies are primarily underwritten on an excess of loss occurrence form (except earthquake and flood when provided) utilizing engineering reports, statement of values, prior loss history and annual report with accompanying Form 10-K (or equivalent). Earthquake and flood coverage are written on an excess of loss attachment basis which may be eroded in a given policy year by accumulated losses from separate occurrences as customary in the industry. When written as such, earthquake and flood have annual aggregate limits. All classes of business are considered. The minimum attachment points are generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

  Coverage can be provided worldwide on an all-risk or named peril basis of direct physical loss or damage with options for time element (e.g., business interruption, extra expense, rental value, etc.), earthquake, flood, and boiler and machinery coverage. Policies can be written on a modified follow form or X.L. form. Typical exclusions include but are not limited to war risk, nuclear, pollution, and others customary in property policy coverage. Unlike traditional property policies, disputes under X.L. policies are required to be settled by arbitration in London with each party selecting one arbitrator and the two arbitrators so selected choosing a third arbitrator.

  X.L.'s and X.L.E.'s maximum net capacity for any one insured is $100 million per occurrence with $10 million annual aggregate for high frequency/severity earthquake (California, Japan, etc.) when provided. Earthquake and coastal wind exposures are carefully identified and monitored (policy limit accumulations) by subzones worldwide in order to limit exposure to an excessive concentration of catastrophic loss.

  The policy is generally written on a multi-year basis with annual underwriting review. However, it may be canceled on a pro-rata basis at any time in the mid-term of an annual period with a written notice to the named insured, or retroactively to anniversary if premium is not paid within 5 days of anniversary.

X.L. RISK SOLUTIONS

  X.L. Risk Solutions is a coordinated initiative with CIGNA Risk Solutions offering multi-year, combined line coverages for traditional casualty coverages, including general, directors and officers and professional liability, and property coverage plus blended finite coverage for risks which traditionally have had difficulty placing cover. The target market is large and medium size companies that are trying to simplify and streamline the risk transfer process. CIGNA provides services and fronting policies to meet U.S. regulatory requirements and the Company, through its subsidiaries, provides an excess policy for the balance of capacity and coverages required. Programs are typically custom designed to meet specific needs with each customer.

SPECIALTY REINSURANCE ASSUMED

  During 1995 X.L. and X.L.E. assumed reinsurance contracts for specific risks. As of December 1, 1995 these risks were continued as and if appropriate in XLRe.

  XLRe provides large net line capacity for specialized programs to insurance and reinsurance companies. X.L. reinsures XLRe for 75% of each risk written. In general, XLRe provides third party liability cover up to $100 million, directors and officers liability and professional liability up to $75 million per claim, high excess property reinsurance up to $50 million per occurrence and financial reinsurance, credit enhancement, swaps and other collateralized transactions up to $100 million in limits. In general XLRe provides cover on either an excess of loss or quota share basis.

REINSURANCE

  Effective December 1, 1995, X.L. and X.L.E. entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective December 1, 1996, two additional U.S. reinsurers were added to this program, of which one is Risk Capital Reinsurance Company ("RCR"), a wholly-owned subsidiary of Risk Capital Holdings, Inc. ("RCHI"). The Company owns approximately 22.1% of the issued and outstanding stock of RCHI. Under the terms of the policy, X.L. and X.L.E. will cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 23% of the quota share. With the exception of RCR, all the reinsurers are rated, of which the lowest as rated by Standard & Poors ("S&P") is A-.

  Property quota share reinsurance of 17.5% (subject to catastrophe occurrence limit restrictions) of the X.L. and X.L.E. property policy limits was purchased from two Bermuda based property reinsurers effective from April 14, 1994. The quota share was increased to 25% of the X.L. and X.L.E. property limits, effective April 14, 1995, with the additional cover provided by Mid Ocean Reinsurance Company, Ltd., a wholly-owned subsidiary of Mid Ocean Limited ("MOCL"). The Company owns approximately 29.9% of the issued and outstanding voting shares of MOCL. All property reinsurers are rated, two having S&P ratings of A or higher and the reinsurer not rated by S&P having an A.M. Best rating of A-.

  X.L. cedes one third of the first $75 million in limits of employment practices liability to a U.S. insurer pursuant to a quota share reinsurance policy and cedes the remaining excess layer of $25 million to a Bermuda-based insurer.

  A quota share arrangement exists between X.L. and CIGNA based on pre-agreed percentages by line of coverage for blended covers written through X.L. Risk Solutions and CIGNA Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed X.L.'s normal capacity on individual lines of cover. X.L. may underwrite an account 100% without CIGNA participation.

RATES

  X.L. and X.L.E. write liability and property coverage for a wide array of industry groups, including chemical, industrial, pharmaceutical, property owners, landlords and tenants, utilities, auto, consumer, rail, oil and construction with respect to third party general liability and first party property; industrial/manufacturing, utilities, chemical/pharmaceutical and financial advisors with respect to directors and officers liability; and lawyers, insurance brokers and insurance companies for professional liability. Rates are individually determined for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgment of the underwriters and insurance market conditions. The underwriters separately evaluate each industry category (and sub-groups within each category) and premiums are set and adjusted for an insured based in large part on the industry group in which the insured is placed and the insured's risk relative to the other risks in the insured's industry group. Each industry group is reviewed annually to take into account outstanding case losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as within the group.

UNDERWRITING AND MARKETING

  Underwriting activities are conducted only through the offices of the Company's subsidiaries in Bermuda and the Republic of Ireland. A marketing office has recently been opened in Sydney, Australia. In addition, a London contact office has been established for the purpose of servicing XLRe. Accordingly, the Company and its subsidiaries do not maintain an office, solicit or advertise in the U.S. and are not admitted as insurers in the U.S. All insureds are referred to the Company's subsidiaries through approximately 50 non-U.S. insurance brokers who receive from the insured a brokerage commission generally of 12% or less of gross premiums. Neither X.L. nor X.L.E. nor XLRe is committed to accept any business from any particular broker, and brokers do not have the authority to bind either X.L., X.L.E. or XLRe. All policy applications are subject to approval and acceptance by the Company's subsidiaries. Although the Company believes that it is not dependent on the services of any one broker for the placement of its business, since the Company's inception, affiliates of Marsh & McLennan, Incorporated ("Marsh") have placed a significant amount of insurance business with the Company's subsidiaries. In fiscal 1994, 1995 and 1996, approximately 42%, 36% and 38%, respectively, of the

Company's consolidated gross premiums were placed by Marsh and approximately 13%, 14% and 14%, respectively, were placed by J&H Intermediaries Limited. Alexander Howden Group Limited placed 12% of the Company's consolidated gross written premium in 1996. No other broker accounted for more than 10% of gross premiums written in any fiscal year during such period.

UNPAID LOSSES AND LOSS EXPENSES

  Significant periods of time may lapse between the occurrence of an insured loss, the reporting of the loss to X.L., X.L.E., or XLRe and their payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have been reported to the Company.

  After a claim is reported to X.L., X.L.E. or XLRe, its claims personnel determine whether to establish a "case reserve" for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of the claims personnel, based on general corporate reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Periodically, adjustments to the case reserves may be made as additional information regarding the claims becomes known and/or partial payments are made. Case reserves generally are established by the Company from previously established "incurred but not reported" ("IBNR") reserves. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process ("loss expense").

  The IBNR reserves for fiscal years prior to 1996 were estimated utilizing the Bornhuetter-Ferguson ("B-F") actuarial method modified for actual loss experience. The B-F method is a generally accepted actuarial technique for estimating loss reserve levels where an insurer does not have sufficient relevant historical loss experience to employ other methods. As the Company now has ten years of historical loss experience, IBNR reserves are now estimated by using several actuarial reserving techniques. The vast majority of the Company's IBNR derives from general liability, professional liability and property coverages written by X.L. and X.L.E. This IBNR is calculated in two steps. First, case reserve development is calculated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency/severity approach. Since X.L. and X.L.E.'s coverage is usually triggered when a notice is submitted by the insured, "pure" IBNR losses exist only when claims with a loss notice develop into their layers of coverage. The method calculates the ultimate number of claims (i.e., frequency) via the B-F technique. The severity component (i.e., average claim size) is developed via a single parameter Pareto loss distribution, adjusted for X.L. and X.L.E.'s average attachment points and limits.

  A minority of the Company's IBNR derives from contracts which are very specific and unique to each situation. Because each contract will exhibit different reporting, frequency and profitability characteristics, they are reserved for separately via the expected loss ratio ("ELR") method. The loss ratio used is specific to each contract and is generally based on cash flow and profitability considerations.

  The Company believes it applies the most appropriate actuarial methods for estimating reserves for the types of liability that the Company retains. X.L. and X.L.E.'s loss experience is typified by very low frequency and very high severity events. The ultimate claims experience of X.L., X.L.E. and XLRe is subject to a greater level of uncertainty than may be the case with traditional insurance companies, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

  Several aspects of the operations of X.L. and X.L.E. complicate the actuarial reserving techniques for loss reserves as compared to a more conventional insurance company. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies and the expectation that losses in excess of the attachment level of the Company's policies will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. Accordingly, the ultimate claims experience of X.L. and X.L.E. cannot be as reliably predicted as may be the case with traditional insurance companies, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

  Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the accumulation of case reserves, loss expense reserves and IBNR. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually will become known. As these become apparent, it often may become necessary to refine and adjust the reserves upward or downward from time to time. The final liability nonetheless may be significantly less than or greater than the prior estimates.

  Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

  The "Analysis of Consolidated Loss and Loss Expense Reserve Development" set forth below, presents the development of balance sheet unpaid loss and loss expense reserves for the fiscal years 1986 through 1996.

      ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT

                    1986     1987     1988     1989     1990     1991       1992       1993       1994       1995        1996
                   ------- -------- -------- -------- -------- --------  ---------- ---------- ---------- ----------  ----------
                                                                  (IN THOUSANDS)
Net liability for
 unpaid losses
 and loss
 expenses........  $25,847 $173,542 $381,106 $616,611 $799,222 $957,344  $1,169,003 $1,359,701 $1,665,434 $1,919,498  $2,052,652
Paid (cumulative)
 as of:
 One year later..      --       142      517   98,519  141,863  103,970     163,086    138,702    188,370    299,465
 Two years later.       88      404   23,285  240,207  169,656  266,191     296,213    326,610    487,264
 Three years
  later..........      141      869   76,844  267,777  235,095  340,551     482,251    619,186
 Four years
  later..........      145      902   87,639  296,095  258,589  432,506     688,064
 Five years
  later..........      145      903  107,863  302,028  260,385  610,936
 Six years later.      145      903  107,863  303,791  341,337
 Seven years
  later..........      145      903  107,863  384,717
 Eight years
  later..........      145      903  107,863
 Nine years
  later..........      145      903
 Ten years later.      145
Liability re-
 estimated as of:
 End of year.....  $25,847 $173,542 $381,106 $616,611 $799,222 $957,344  $1,169,003 $1,359,701 $1,665,434 $1,919,498  $2,052,652
 One year later..   23,558  193,989  383,949  654,931  808,642  973,711   1,203,360  1,435,500  1,667,334  1,689,390
 Two years later.   34,050  191,815  348,152  654,160  700,733  929,176   1,282,051  1,441,018  1,628,191
 Three years
  later..........   31,278  152,944  329,403  587,758  557,782  876,071   1,270,410  1,485,101
 Four years
  later..........   24,446  135,943  279,106  447,360  531,264  878,597   1,359,848
 Five years
  later..........   20,264  101,274  159,117  434,326  465,605  967,410
 Six years later.   14,613      903  107,863  444,213  479,940
 Seven years
  later..........      145      903  107,863  452,662
 Eight years
  later..........      145      903  107,863
 Nine years
  later..........      145      903
 Ten years later.      145
Redundancy
 (deficiency)....   25,702  172,639  273,243  163,949  319,282  (10,066)  (190,845)  (125,400)     37,243    230,108
Gross liability
 end of period...                                                                               1,665,434  1,920,500   2,099,096
Reinsurance
 recoverable end
 of period.......                                                                                     --      (1,002)    (46,444)
                                                                                               ---------- ----------  ----------
Net liability end
 of period.......                                                                               1,665,434  1,919,498   2,052,652
                                                                                               ========== ==========  ==========

  The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a net basis:

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES

                                                  YEAR ENDED NOVEMBER 30,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
Unpaid losses and loss expenses at beginning
 of period................................... $1,919,498 $1,665,434 $1,359,701
Losses and loss expenses incurred in respect
 of losses occurring in:
  Current year...............................    390,892    440,394    368,209
  Prior years................................     14,465        528     75,469
                                              ---------- ---------- ----------
    Total....................................    405,357    440,922    443,678
                                              ---------- ---------- ----------
Net interest effect on experience reserves...      1,752      1,646        799
Portfolio transfer...........................     28,687        --         --
Losses and loss expenses paid in respect of
 losses occurring in:
  Current year...............................      3,177        134         42
  Prior years................................    299,465    188,370    138,702
                                              ---------- ---------- ----------
    Total....................................    302,642    188,504    138,744
                                              ---------- ---------- ----------
Unpaid losses and loss expenses at end of
 period...................................... $2,052,652 $1,919,498 $1,665,434
                                              ========== ========== ==========

  The computation of the Company's reserves for statutory purposes is the same as for the purposes of generally accepted accounting principles in the United States ("GAAP").

  Case reserves as a component of total reserves decreased from $811 million in 1995 to $787 million in 1996 after the payment of $300 million in losses. The relative increase is not attributable to any single or group of related events, but to normal attrition as losses have developed over time into the Company's layers of exposure, consistent with the nature of excess casualty insurance.

  The changes in reserves between years are in part due to the application of the new reserving methodology together with its impact on known loss development. The previous methodology would apply half of the known losses against reserves estimated through the loss reserve emergence pattern. Credit was only given for reserve redundancies upon the review of claims notices for potential development. The current methodology recognizes both the impact of loss development and limit or no loss development in adjusting the estimated frequency of losses in developing reserves. In short, this methodology is sensitive to actual loss experience.

  As a consequence, loss years 1989, 1991 and 1992, which have had the most significant loss experience, resulted in increases in IBNR reserves, with modest increases in 1989 and 1992, and a $75 million increase in 1991 before increases in case and loss adjustment expense ("lae") reserves of $60 million. Both 1991 and 1992 years reflect the product liability claim, reported by several insureds, relating to silicon implants. The 1995 year recognizes the development of losses that have occurred at a rate faster than normally expected. Due to the immaturity of this year, the methodology recognizes the potential for further liability and established a further $84 million in reserves before increases in case and lae reserves of $78 million. The additional reserves were covered to a large extent, by releases from reserves established for 1993 and 1994 due to the lesser amount of known loss activity and its recognition by the methodology. An amount of $14 million was incurred in the current year for prior years losses.

  Due to the nature of the Company's policy form and the level of coverage provided, with limits generally up to $150 million, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience.

CLAIMS ADMINISTRATION

  Claims management includes the review of initial loss reports, creation of claims files, administration of claims data base, generation of appropriate response to claims reports including identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers.

INVESTMENTS

  X.L. Investments Ltd., a Bermuda corporation ("X.L.I."), is a wholly-owned subsidiary of X.L. The Finance Committee of the Board of the Company and management oversee investment strategy, establish guidelines for the various investment managers and implement investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio whilst focusing on preserving principal and maintaining liquidity. In this regard, at November 30, 1996, the Company's fixed income investment portfolio includes U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, over 72% of which were rated Aa or AA or better by a nationally recognized rating agency. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Applicable insurance laws and regulations do not restrict the Company's investments except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory financial requirements. The Company's current investment guidelines do not permit investments in high-yield bonds and do not provide for interest rate hedging activity. At each of November 30, 1996, 1995 and 1994, less than 14% of the Company's investments in fixed maturity and short term investments and less than 45% of the Company's investments in equity securities were represented by securities of non-U.S. corporate issuers. The Company did not have an aggregate investment in a single entity (other than the U.S. government) in excess of 10% of shareholders' equity at November 30, 1996, 1995 or 1994.

  X.L. Investments (Barbados) Inc. ("X.L.I.B."), a Barbados corporation and wholly-owned subsidiary of X.L.I., maintains portfolios of equity securities with the assistance of investment managers.

  The following table reflects investment results for the Company for each of the five years in the period ended November 30, 1996:

                                                 NET-PRE   PRE-TAX
                                                   TAX     REALIZED  ANNUALIZED
                                    AVERAGE     INVESTMENT  GAINS    EFFECTIVE
   YEAR ENDED NOVEMBER 30,       INVESTMENTS(1) INCOME(2)  (LOSSES)    YIELD
   -----------------------       -------------- ---------- --------  ----------
                                            (DOLLARS IN THOUSANDS)
   1996.........................   $3,888,001    $198,598  $206,212     5.11%
   1995.........................    3,559,454     200,145    49,774     5.62
   1994.........................    3,267,286     182,262   (95,197)    5.58
   1993.........................    3,035,556     163,816   160,885     5.40
   1992.........................    2,687,258     172,411    84,927     6.42

--------
(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

REGULATION

 Bermuda

  The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of X.L. and XLRe. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.

 Republic of Ireland

  X.L.E. is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its operations, however, are largely restricted to the Republic of Ireland and are subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1989 (the "Irish Acts") and a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Community's (Non-Life Insurance Accounts) Regulations, 1976 and the European Community's (Non-Life Insurance Accounts) Regulations, 1977 and related administrative rules (the "Irish Regulations").

  X.L.E.'s insurance activities are subject to extensive regulation in the Republic of Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in the Republic of Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister for Enterprise and Employment (the "Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the Department of Enterprise and Employment.

 United States and Other Jurisdictions

  The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as X.L. The Company believes it is not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time various proposals for federal legislation within the United States have been circulated which could require the Company to, among other things, register as a surplus lines insurer. The Company believes that generally it could meet and comply with the requirements to be registered as a surplus lines insurer and such compliance would not have a material impact on the ability of the Company to conduct its business. There can be no assurance, however, that the activities of the Company will not be challenged in the future or that the Company will be able to successfully defend against such challenges or that legislation will not be enacted that will affect the Company's ability to conduct its business.

TAX MATTERS

  The Company is a Cayman Islands corporation and has never paid United States corporate income taxes (other than withholding taxes on dividend income), on the basis that it is not engaged in a trade or business in the United States; however, there can be no assurance that the Internal Revenue Service ("IRS") will not contend to the contrary. If the Company were subject to U.S. income tax, it could result in a material adverse effect on the Company's shareholders' equity and earnings.

EMPLOYEES

  At November 30, 1996, the Company and its subsidiaries employed a total of 159 employees, of which 125 were located in Bermuda and 34 in the Republic of Ireland. None of the these employees are represented by a labour union and the Company believes that its employee relations are excellent.

COMPETITION

  Although the insurance business is highly competitive, the amount of excess coverage the Company offers currently is only offered by a few other insurers. A similar level of coverage can be achieved, however, by layering coverages of lesser amounts from multiple insurers. The Company competes with other insurers on the basis of price, financial strength, policy forms and service.

  The Company believes it is the leading excess general liability insurer at its attachment point and limit levels for major corporations domiciled in the U.S. The Company's principal competitors with respect to excess general liability are other Bermuda-based insurers, industry mutuals which limit coverages to their industry and several large European insurers. There is no one or small group of dominant insurers in the directors and officers and professional excess liability insurance areas; the Company believes it is a significant competitor at its attachment point and limit levels.

ITEM 2. PROPERTIES

  The Company's and X.L.'s principal executive offices are at Cumberland House, Hamilton, Bermuda, XLRe's offices are in Windsor Place, Hamilton, Bermuda and X.L.E.'s offices are in La Touche House, International Financial Centre, Dublin, the Republic of Ireland. The Company continues to assess its need for office space on an ongoing basis.

ITEM 3. LEGAL PROCEEDINGS

  The Company, through its insurance subsidiaries, in common with the insurance industry in general, is subject to litigation in the normal course of its business. Although all of the policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of November 30, 1996, the Company was not a party to any material litigation other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the names, ages and titles of the persons who are the executive officers.

NAME                      AGE                      POSITION
----                      --- --------------------------------------------------
Brian M. O'Hara..........  48 President, Chief Executive Officer and Director of
                               the Company and Chairman and Chief Executive
                               Officer of X.L.
Robert J. Cooney.........  42 Executive Vice President of the Company and
                               President and Chief Operating Officer of X.L.
Brian G. Walford.........  43 Executive Vice President, Chief Financial Officer
                               and Secretary of the Company.
K. Bruce Connell.........  44 Executive Vice President and
                               Chief Underwriting Officer of XLRe.
James J. Ansaldi.........  45 Senior Vice President of X.L.

  Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He has been Chairman and Chief Executive Officer of X.L. since December 1995, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

  Robert J. Cooney has been Executive Vice President of the Company since March 1995 and President and Chief Operating Officer of X.L. since December 1995, having previously served as Executive Vice President and Chief Underwriting Officer of X.L. from 1992, and as a Senior Vice President from 1987.

  Brian G. Walford has been Executive Vice President of the Company and X.L. since 1991 and Chief Financial Officer of the Company since 1990. Mr. Walford has been Secretary of the Company since 1991 and X.L. since 1990. Mr. Walford previously served as Chief Financial Officer of X.L. from 1990 to 1996 and as Senior Vice President of the Company and X.L. from 1988 to 1991.

  K. Bruce Connell has been Executive Vice President and Chief Underwriting Officer of XLRe since December 1995, having previously served as Senior Vice President of X.L. from 1990 to 1995.

  James J. Ansaldi has been Senior Vice President of X.L. since 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  (a) The Company's Common Stock, $0.01 par value, is listed on the New York Stock Exchange under the symbol XL.

  The following table sets forth the high and low closing sales prices per share of the Company's Ordinary Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, adjusted for the one for one stock dividend on July 26, 1996.

                                                                  HIGH     LOW
                                                                 ------- -------
      1995:
        1st Quarter............................................. $21.500 $18.500
        2nd Quarter.............................................  23.688  21.438
        3rd Quarter.............................................  27.500  23.313
        4th Quarter.............................................  31.375  26.750
      1996:
        1st Quarter............................................. $35.938 $29.813
        2nd Quarter.............................................  36.375  34.125
        3rd Quarter.............................................  36.688  33.063
        4th Quarter.............................................  40.125  31.875

  Each Ordinary Share has one vote, except that if, and so long as, the Controlled Shares of any person constitute ten percent (10%) or more of the issued Ordinary Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Articles of Association. "Controlled Shares" shall include, among other things, all Ordinary Shares for which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934).

  (b) The approximate number of record holders of Ordinary Shares as of November 30, 1996 was 172.

  (c) The Company paid four regular quarterly dividends, one of $0.20 per share to all shareholders of record on February 2, 1996 and $0.25 per share to all shareholders of record on April 15, 1996 and July 12, 1996 and October 11, 1996. All amounts have been adjusted for the one for one stock dividend on July 26, 1996.

  The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus requirements of the Company's operating subsidiaries and regulatory considerations.

  The Company is a holding company whose principal source of income is dividends from X.L. The payment of dividends by X.L. is subject to restriction under Bermuda insurance and corporate law and regulations. At November 30, 1996 X.L. could legally have paid dividends in the amount of approximately $1.1 billion at such date.

  (d) Rights to purchase Ordinary Shares were distributed as a dividend at the rate of one Right for each EXEL Ordinary Share held of record as of the close of business on January 15, 1996. Each Right entitles holders of EXEL Ordinary Shares to buy one Ordinary Share at an exercise price of U.S. $125.00. The Rights would be exercisable, and would detach from the Ordinary Shares, only if a person or group were to acquire 20 per cent or more of EXEL's outstanding Ordinary Shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20 per cent or more of EXEL's Ordinary Shares. Upon a person or group without prior approval of the Board acquiring 20 per cent or more of EXEL's Ordinary Shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase EXEL Ordinary Shares (or, in certain circumstances, Ordinary Shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. EXEL will be entitled to redeem the Rights at U.S. $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on August 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

                            1996        1995        1994        1993        1992
                         ----------  ----------  ----------  ----------  ----------
                            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
                                          AMOUNTS AND RATIOS)
Income Statement Data:
  Gross premiums
   written.............. $  729,446  $  698,020  $  638,294  $  564,376  $  459,745
  Net premiums written..    597,102     694,337     627,987     530,885     434,505
  Net premiums earned...    517,892     558,049     521,177     456,815     409,057
  Net investment income.    198,598     200,145     182,262     163,816     172,411
  Realized gains
   (losses).............    206,212      49,774     (95,197)    160,885      84,927
  Equity in net income
   of affiliate.........     59,249      51,074      25,028      18,221         --
  Losses and loss
   expenses.............    405,357     440,922     407,172     353,256     316,325
  Acquisition costs and
   administration
   expenses.............     79,476      83,602      81,219      66,396      62,990
  Income before income
   tax expense..........    497,118     334,518     144,879     380,085     287,080
  Net income............    494,313     332,798     143,954     379,216     286,124
  Net income per share
   (1)(2)............... $     5.39  $     3.22  $     1.32  $     3.41  $     2.51
  Weighted average
   shares
   outstanding (2)......     91,731     103,438     108,676     111,226     114,158
  Cash dividends per
   share (2)(3)......... $     0.95  $     0.71  $     0.62  $     0.54  $     0.36
Balance Sheet Data:
  Total investments..... $3,772,976  $3,355,295  $2,943,712  $3,040,012  $2,639,648
  Cash and cash
   equivalents..........    252,734     673,433     456,176     264,484     244,220
  Investment in
   affiliates...........    414,891     351,669     230,852     195,485     100,000
  Total assets..........  5,031,538   4,721,466   3,853,152   3,626,996   3,067,328
  Unpaid losses and loss
   expenses.............  2,099,096   1,920,500   1,665,434   1,359,701   1,169,003
  Shareholders' equity..  2,116,038   2,006,133   1,684,393   1,843,094   1,627,312
  Book value per share
   (2).................. $    24.27  $    21.22  $    15.73  $    16.86  $    14.87
  Fully diluted book
   value per share (2).. $    24.21  $    21.11  $    15.73  $    16.81  $    14.25
Operating Ratios:
  Loss and loss expense
   ratio................       78.3%       79.0%       78.1%       77.3%       77.3%
  Underwriting expense
   ratio................       15.3        15.0        15.6        14.6        15.4
  Combined ratio........       93.6        94.0        93.7        91.9        92.7

--------
(1) Net income per share is based on the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period using the modified treasury stock method.
(2) All share and per share information has been retroactively restated to give effect to a one for one stock dividend paid to shareholders of record on July 26, 1996.
(3) The 1996 amount represents four regular quarterly dividends, one at $0.20 per share and three at $0.25 per share. The 1995 amount represents four regular quarterly dividends, three at $0.17 per share and one at $0.20 per share. The 1994 amount represents four regular quarterly dividends, three at $0.15 per share and one at $0.17 per share. The 1993 amount represents four regular quarterly dividends, three at $0.13 per share and one at $0.15 per share. The 1992 amount represents three regular dividends of $0.12 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

  Table I presents an analysis of the Company's underwriting revenues for the periods indicated:

 Table I

                                           YEAR ENDED NOVEMBER 30,
                         -----------------------------------------------------------
                                1996                1995                1994
                         ------------------- ------------------- -------------------
                                   PERCENT             PERCENT             PERCENT
                                    CHANGE              CHANGE              CHANGE
                                     FROM                FROM                FROM
                          AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR
                         -------- ---------- -------- ---------- -------- ----------
                                         (U.S. DOLLARS IN THOUSANDS)
Gross premiums written.. $729,446     4.5%   $698,020     9.4%   $638,294    13.1%
Net premiums written....  597,102   (14.0)    694,337    10.6     627,987    18.3
Net premiums earned.....  517,892    (7.2)    558,049     7.1     521,177    14.1

  Changes in the levels of gross premiums written between years is affected by the level of multi-year premiums written. Gross premiums on multi-year contracts are written at the time the contract is incepted. In order to reflect the equivalent of an annual contract to provide a true year-to-year comparison, premiums written for future years net of premiums written in prior years that relate to the current year are identified. The multi-year effect is reflected in Tables II and III. Gross premiums written in 1994 also included loss surcharge premiums of $12 million assessed on insureds that had adverse loss experience in prior years. (Such surcharges are non-recurring unless the insureds continue to experience losses.) In addition, during the fourth quarter of 1995, a mandatory reinstatement premium was written, triggered by a loss in excess of a specified threshold, resulting in a retrospective portion of $7.3 million, determined in accordance with the "with or without method" as required by EITF 93-6 and 93-14. After adjusting for the aforementioned items, gross premiums written increased 1.4%, 11.1% and 1.7% for the 1996, 1995 and 1994 fiscal years, respectively.

  Net premiums written were likewise impacted by the above mentioned adjustments. In addition net premiums written in 1996 were affected by the general liability quota share reinsurance policy which came into effect on December 1, 1995. The policy covers general liability risks written on a guaranteed cost form, with certain exclusions. X.L. and X.L.E. cedes 20% of these risks with a total limit of up to $100 million and 25% with a total limit in excess of $100 million. The resulting adjustments noted in Table III resulted in a decrease of 1.4% in 1996 from the prior year. The decrease is reflective of the growth in the product lines of property, X.L. Risk Solutions and employment practices liability. As each of these lines are reinsured, growth will increase the amount of premiums ceded.

  Net premiums written in 1994 included premiums ceded under a clash reinsurance cover which was discontinued at the end of that year. Adjusting for this premium and the effects of multi-year premiums, net premiums written increased 10.5% in 1995 over 1994. In fiscal 1993, in addition to the clash reinsurance cover X.L. and X.L.E. also purchased an aggregate excess of loss cover which was commuted effective November 30, 1993. Taking these nuances into account, net premiums written increased 2.9% in 1994 over the prior reporting year.

  The decline in net premiums earned in 1996 is due to the effect of the general liability quota share policy. Adjusting for this policy and the retrospective portion of reinstatement premium in 1995, net premiums earned would have increased by 5.9%. As the growth in net premiums earned lags behind the growth in net premiums written, net premiums earned will exceed the net premiums written temporarily, when the growth in the latter slows. Following the adjustment of the previously mentioned items as noted in Table III, net premiums earned increased 6.1% and 7.3% in 1995 and 1994, respectively.

  Table II presents the split of gross premiums written by the Company's subsidiaries by line of business and after multi-year adjustments, for the years indicated:

 Table II

                                        1996                           1995                      1994
                         ---------------------------------- -------------------------- -------------------------
                           X.L.   X.L.E.    XLRE    TOTAL     X.L.    X.L.E.   TOTAL     X.L.   X.L.E.   TOTAL
                         -------- ------- -------- -------- -------- -------- -------- -------- ------- --------
General liability....... $322,986 $51,044 $    --  $374,030 $366,714 $ 61,069 $427,783 $380,026 $60,199 $440,225
Directors & officers
 liability..............   20,819   2,099      --    22,918   22,393    2,392   24,785   29,322   1,873   31,195
Professional liability..   41,776  10,662      --    52,438   42,430   10,825   53,255   45,561   9,032   54,593
Employment practices
 liability..............    3,006     --       --     3,006      --       --       --       --      --       --
Property................   25,472     810      --    26,282   20,035    1,708   21,743    9,753     --     9,753
X.L. Risk Solutions.....    8,252     --       --     8,252      --       --       --       --      --       --
Specialty reinsurance
 assumed................   13,265  14,602   75,392  103,259   45,658   16,020   61,678      --      --       --
                         -------- ------- -------- -------- -------- -------- -------- -------- ------- --------
Annualized premium......  435,576  79,217   75,392  590,185  497,230   92,014  589,244  464,662  71,104  535,766
Multi-year premiums.....   14,993  13,096  111,172  139,261   99,188    9,588  108,776   93,057   9,471  102,528
                         -------- ------- -------- -------- -------- -------- -------- -------- ------- --------
Gross premiums written.. $450,569 $92,313 $186,564  729,446 $596,418 $101,602 $698,020 $557,719 $80,575 $638,294
                         ======== ======= ======== ======== ======== ======== ======== ======== ======= ========

  The growth in gross written premiums adjusted to an annual basis in 1995 was principally due to the introduction of Specialty Reinsurance Assumed ("SRA") and the growth in the property product. Similarly, in 1996, these lines continued to experience growth together with the introduction of two new product lines; X.L. Risk Solutions and employment practices liability. This growth was however offset by lower premiums written on general liability and modest decreases on the directors and officers, and professional liability lines.

  SRA policies assumed by X.L., X.L.E. and XLRe tend to be few in number but generate significant levels of premiums due to the nature of the risks, their sensitivity to losses and the multi-year coverage. Similar to existing contracts written under the applicable alternate rating methodology, some of these contracts maintain loss accounts contractually defined as a percentage of premiums received net of losses paid. Where reinsureds are loss free, such loss accounts are returnable, resulting in potentially significant return premiums. This was the case during the third quarter in 1996 when two insureds canceled and entered into new contracts. The previous and new contracts cover property risks and, when canceled, resulted in the return of $10.8 million and unearned premium for years two and three of $48.5 million. Because of the intent of these respective reinsureds to cancel and rewrite their contracts after one year where they were loss free, only the first year of the renewal premium has been recorded as premium. The intent of other existing property reinsureds will be assessed on the first anniversary of their contracts and will be accounted for in accordance with their intent at that time.

  SRA premiums assumed by X.L.E. relate solely to a specialty program, where reinsurance protection is provided to a Bermuda-based reinsurer who provides certificates of financial responsibility to ship owners in order for them to comply with the U.S. Oil Pollution Act of 1990. The decline in premiums in 1996 reflects the availability of additional capacity from alternate sources. It is expected this program will continue to decline from its existing level.

  X.L. Risk Solutions, one of the Company's new product lines, was introduced late in the second quarter of 1996. X.L. Risk Solutions is an initiative with CIGNA to provide combined limits of capacity for two or more of the Company's stand alone product lines over three or more years. In addition, the Company has commenced providing combined property capacity coverage with CIGNA which is reflected in the property line, together with the continuing growth of the Company's traditional property cover. It should be noted, while this combined capacity provides growth to gross premiums written, the cession of CIGNA's share of limits will reduce net premiums written and earned.

  Employment practices liability was introduced during the 1996 fiscal year in response to a deemed need for this capacity. While the Company is optimistic that further growth will be experienced in this area, there are no assurances that this will be the case.

  General liability insurance results continue to reflect the impact of competitive pressures from the U.S. domestic market in both terms and pricing. Despite these pressures, this division managed to retain 87.9% of its business. Excluding insureds acquired by existing insureds, this ratio increased to 89.7%. Retention ratios for 1995 and 1994 were 89.7% and 93%, respectively. Average attachments were $78.7 million, $73.0 million and $63.7 million and average limits were $80.2 million, $72.8 million and $75.0 million for the years ending November 30, 1996, 1995 and 1994, respectively. Accordingly, the decrease in premiums has been a factor of increased attachments and lost business which has not been replaced by new business.

  The traditional professional and directors and officers liability lines have declined only modestly despite significantly increased levels of competition.

  Table III presents certain underwriting information with respect to the business written, reflecting comparative adjustment, by the Company for the years indicated:

  Table III

                                                      YEAR ENDED NOVEMBER 30,
                          ---------------------------------------------------------------------------------------
                            GROSS PREMIUMS WRITTEN         NET PREMIUMS WRITTEN          NET PREMIUMS EARNED
                          ----------------------------  ----------------------------  ---------------------------
                            1996      1995      1994      1996      1995      1994      1996     1995      1994
                          --------  --------  --------  --------  --------  --------  -------- --------  --------
                                                    (U.S. DOLLARS IN THOUSANDS)
General liability.......  $432,002  $446,730  $533,045  $319,745  $446,730  $524,757  $325,777 $427,944  $431,838
Directors and officers
 liability..............    27,612    24,785    31,195    27,612    24,785    30,596    23,893   27,522    31,193
Professional liability..    56,517    53,983    60,301    56,517    53,983    59,305    53,822   53,939    51,898
Employment practices
 liability..............     3,006       --        --      1,849       --        --        449      --        --
Property................    40,691    18,293    13,753    30,678    14,610    13,328    20,622   13,760     6,248
X.L. Risk Solutions.....    24,757       --        --     15,840       --        --      2,263      --        --
Specialty reinsurance
 assumed................   144,861   154,229       --    144,861   154,229       --     91,066   34,884       --
                          --------  --------  --------  --------  --------  --------  -------- --------  --------
Per financial
 statements.............   729,446   698,020   638,294   597,102   694,337   627,987   517,892  558,049   521,177
Adjustment for multi-
 year premiums..........  (139,261) (108,776) (102,528) (139,261) (108,776) (102,528)      --       --        --
Retrospective portion of
 mandatory reinstatement
 premium................       --     (7,253)      --        --     (7,253)      --        --    (7,253)      --
Loss surcharges.........       --        --    (12,000)      --        --    (12,000)      --       --    (12,000)
Clash reinsurance.......       --        --        --        --        --      9,881       --       --      9,881
Reinsurance ceded
 general liability quota
 share..................       --        --        --    112,257       --        --     65,159      --        --
                          --------  --------  --------  --------  --------  --------  -------- --------  --------
Adjusted premiums.......  $590,185  $581,991  $523,766  $570,098  $578,308  $523,340  $583,051 $550,796  $519,058
                          ========  ========  ========  ========  ========  ========  ======== ========  ========

  The following table presents an analysis of the Company's revenues from its portfolio of investments and its investments in affiliates:

  Table IV

                                           YEAR ENDED NOVEMBER 30,
                         ------------------------------------------------------------
                                1996                1995                1994
                         ------------------- ------------------- --------------------
                                   PERCENT             PERCENT              PERCENT
                                    CHANGE              CHANGE               CHANGE
                                     FROM                FROM                 FROM
                          AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR  AMOUNT   PRIOR YEAR
                         -------- ---------- -------- ---------- --------  ----------
                                         (U.S. DOLLARS IN THOUSANDS)
Net investment income... $198,598    (0.8)%  $200,145     9.8%   $182,262     11.3%
Net realized gains
 (losses)...............  206,212    N.M.      49,774    N.M.     (95,197)    N.M.
Equity in net income of
 affiliate(s)...........   59,249    16.0%     51,074   100.0%     25,028     37.4%

  Net investment income included unrealized currency (losses) gains of nil, ($3.1) million and $4.1 million for the years ended 1996, 1995 and 1994 respectively. The changes in net investment income over last three years reflects the volatility of the U.S. bond market and its impact on investment yields.

  Significant gains were realized in 1996 for two reasons. Firstly, during the first half of the year the Company had liquidated two fixed maturity portfolios and one equity portfolio due to similarities in strategies between managers. Secondly, during the fourth quarter of 1996, additional gains were realized by investment managers due to the strength of both the bond and equity markets. Of the total gains generated in this quarter $35 million was realized by a synthetic equity portfolio. A further discussion of these derivatives is included under Financial Condition and Liquidity. Gains realized in 1995 reflect the strengthening of the US$ bond market over its extremely weak position in 1994 and the overall rise in the equity market.

  The increase of equity in net income of affiliates is almost solely attributable to MOCL. The increase over 1995 is reflective of its expansion in operations. The increase of 1995 over 1994 is due to higher earned premiums with comparable incurred losses, coupled with the turn around of the bond market in 1995. The Company's share of net earnings from MOCL included realized gains (losses) of $0.6 million, $0.4 million and ($5.2) million for 1996, 1995 and 1994, respectively.

  Table V sets forth the Company's combined ratios, using generally accepted accounting principles, and the components thereof for the periods indicated:

  Table V

                                                                 YEAR ENDED
                                                                NOVEMBER 30,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
      Loss and loss expense ratio............................. 78.3% 79.0% 78.1%
      Underwriting expense ratio.............................. 15.3  15.0  15.6
      Combined ratio.......................................... 93.6  94.0  93.7

  The loss and loss expense ratio increase in 1995 was due to an increase in the 1995 underwriting year ultimate loss ratio from 75% to 77% reflecting the discontinuation of the clash reinsurance and the price reductions experienced as a result of competitive pressures. In addition, the retrospective portion of the mandatory reinstatement premium was credited to loss reserves at 100%. While the 1989, 1991, 1992, and 1994 loss years continue to develop beyond expected loss emergence patterns, there has been no impact on the loss ratio as reserves have been released from 1990 based upon a review of outstanding loss notices.

  The decrease in the loss and loss expense ratio in 1996 relates primarily to the additional premium earned on the SRA business. Reserves are established on this business on a contract by contract basis. Most of this business assumed by X.L. and XLRe to date has been short tail, and due to the level of attachments involved, no IBNR has been established on several contracts. The decreasing effect this business has on the loss and loss expense ratio has been offset to some degree by losses incurred of $14.5 million relating to prior years. Loss developments in 1991 and 1995 have been largely offset by the release of reserves provided by good loss experience in 1993 and 1994.

  The underwriting expense ratio in 1994 was impacted by a retroactive pension plan for the Directors which increased the expense ratio by 0.4%.The 1995 underwriting expense ratio declined modestly to 15.0% from the adjusted 1994 ratio of 15.2%. Despite the continued operational expansion of the Company, increased administration costs have been offset by lower acquisition costs as a percentage of premiums written. The lower acquisition costs are attributed to the new specialty reinsurance assumed and property product lines. The increase in the underwriting expense ratio reflects the increased expansion of operations necessary to pursue new business and retain existing business in an increasingly competitive market.

  The underwriting expense ratio in 1996 reflects the impact of the general liability quota share reinsurance treaty. The reduction in net premiums earned was offset by commissions earned on this business. In addition, during the fourth quarter X.L. acquired the assets of the American Excess Insurance Association ("AEIA"). X.L. is subject to a fee based upon the level of the AEIA book which binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned, the expense ratio would have been 15.8%.

  The insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include investment income. Generally, a combined ratio under 100 indicates underwriting profits and a combined ratio over 100 indicates underwriting losses. Although the Company believes the combined ratio is significantly better than the average ratio achieved by the industry, the Company does not believe that comparing the industry's ratios to those of the Company is valid for three reasons. Firstly, the Company's attachment points and limits are materially higher than the rest of the industry. Secondly, the Company has limited claims experience owing to its brief operating history as compared with the rest of the industry. Thirdly, the Company has a relatively small number of employees compared to the industry as a result of the higher attachment points and limits.

  The underwriting expense ratios prepared in accordance with generally accepted accounting principles reflect the deferral of acquisition costs and are expressed as a percentage of net premiums earned whereas such ratios prepared in accordance with statutory accounting principles do not reflect any deferral of acquisition costs and are expressed as a percentage of net premiums written. The Company's underwriting expense ratios prepared in accordance with generally accepted accounting principles include expenses of the insurance company, its parent company and all consolidated subsidiaries of the parent whereas such ratios prepared in accordance with statutory accounting principles include only the expenses of the insurance company, including intercompany charges of affiliates. However, the loss and loss expense ratio of the Company would be the same, and the underwriting expense ratio would not be materially different, if such ratios were calculated in accordance with Bermuda statutory accounting principles.

  Except for X.L.I.B. and X.L.E., which are subject to a maximum tax rate of 2.5% and 10%, respectively, the Company and its subsidiaries are exempt from income taxes in the jurisdictions (other than withholding taxes based on dividend income) in which they operate. Income tax expense was $2,805,000 in 1996, $1,720,000 in 1995 and $925,000 in 1994.

  Net income was $494.3 million, $332.8 million, and $144.0 million, or $5.39, $3.22 and $1.32 per share in 1996, 1995 and 1994, respectively, representing increases (decreases) per share compared to the preceding years of 67.4%, 143.9%, and (61.3%), respectively. The change in per share amounts in 1995 over 1994 reflects increased revenues from all categories but primarily due to realized gains of $49.8 million compared to realized losses of $95.2 million. The increase in per share amounts in 1996 over 1995 is attributable to realized gains of $206.2 million compared to $49.8 million and a decrease in the weighted average shares outstanding from 103.4 million shares to 91.7 million shares.

FINANCIAL CONDITION AND LIQUIDITY

  As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, X.L. must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At November 30, 1996, X.L. could have paid dividends in the amount of approximately $1.1 billion. Neither the Company nor any of its subsidiaries other than X.L. and XLRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at November 30, 1996 was $2.1 billion, of which $1.6 billion was retained earnings.

  At November 30, 1996, total investments and cash net of the payable for investments purchased were $4.0 billion, compared to $3.8 billion at November 30, 1995. The increase is due to the reinvestment of investment income and realized gains and the strengthening of the bond and equity markets; however, as the Company's business matures over the next three to five years, it is likely that claims payments will increase due to the increased exposure to events which occurred in prior years but have not yet been reported or paid. It is likely that the excess funds available for investments will be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at November 30, 1996 represented approximately 80% of invested assets and were managed by several outside investment managers with different strategies. Of the fixed income securities 90% are of investment grade, and over 90% of the portfolio is in U.S. and non-U.S. sovereign government (each of which is a member of the Organization for Economic Cooperation and Development) obligations and corporate and other securities with 73% rated Aa or AA or better by a nationally recognized rating agency. In addition, total investments and cash net of the payable for investments purchased included $210.6 million in cash and cash equivalents at November 30, 1996.

  In fiscal 1994, 1995 and 1996 the total amount of losses paid by the Company was $138.7 million, $188.5 million and $302.6 million, respectively.

  Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L., which maintained a ratio of 0.9 to 1 for the year ended November 30, 1994, 0.8 to 1 for the year ended November 30, 1995 and 0.5 to 1 for the year ended November 30, 1996. This ratio has declined largely due to the increased levels of reinsurance ceded during 1996. XLRe had a ratio of
0.08 to 1 for the year ended November 30, 1996 due to the 75% quota share treaty with X.L.

  The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

  Inflation can have an effect on the Company in that inflationary factors can increase damage awards and potentially result in more claims exceeding applicable minimum attachment points. The Company's underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressure. Inflationary factors are considered in determining the premium level on multi-year policies at the time contracts are written. In addition, the Company from time to time evaluates whether minimum attachment points should be raised to take into account inflationary factors.

CORPORATE

  On September 30, 1994, the Company's Board of Directors authorized the Company to repurchase 4 million of its shares as circumstances warrant. As of November 30, 1994, the Company had repurchased 1.1 million shares at a cost of $21.9 million. The balance of the repurchase program was completed by June 23, 1995, at a cost of $69.2 million. On June 23, 1995, the Company's Board of Directors authorized the repurchase of a further 10 million shares as circumstances warrant. This repurchase program was completed by October 11, 1995, at a cost of $270.0 million. On December 1, 1995, the Company's Board of Directors authorized the Company to repurchase a further 6 million of its shares as circumstances warrant. This repurchase program was completed by July 8, 1996 at a cost of $207.7 million. On June 28, 1996, the Company's Board of Directors authorized the Company to repurchase a further 5 million shares. As at November 30, 1996 2.2 million shares had been repurchased at a cost of $74.7 million. There are 2.8 million shares remaining in this program. All shares amounts are adjusted for the one for one stock dividend paid to shareholders of record July 26, 1996.

  On November 19, 1996 the Company established a $200 million revolving line of credit with Mellon Bank. This facility will be drawn upon in the event cashflow from operating activities is insufficient or its timing does not coincide with outgoing cashflow commitments in the future. This facility has not been established to fulfill an existing obligation and was not drawn upon in fiscal year 1996.

  The Company has also contracted to a letter of credit totalling $108.1 million through Mellon Bank on behalf of Venton Underwriting Agency, Ltd. ("VUA") on November 26, 1996. The Trident Limited Partnership, L.P. ("Trident"), an investment fund of which the Company is a 7.5% limited partner, and RCHI have invested in Venton Holdings, Ltd., which owns VUA. All fees and drawdowns are, in effect, covered on a pro rata basis by Trident and RCHI.

  Both the Company's revolving credit facilities and the letters of credit on behalf of VUA are collateralized by the Company's investment portfolio.

FOREIGN CURRENCY RISK MANAGEMENT

  The Company undertakes no obligation to update publically its beliefs expressed herein.

 Foreign Exchange Contracts

  As part of its current investment strategy, the Company invests in non-U.S. Dollar denominated fixed maturities and equities. The Company attempts to hedge 100% of the foreign currency exposure of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. When an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At November 30, 1996 the Company had, as hedges, foreign contracts for the sale of $215.2 million and the purchase of $32.6 million of foreign currencies at fixed rates, primarily Canadian Dollars (31% of net contract value), French Francs (20%), German Marks (18%), British Pounds (18%), and Japanese Yen (10%). The market value of non-U.S. Dollar fixed maturities held by the Company as at November 30, 1996 was $188.5 million.

  Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at November 30, 1996, unrealized deferred gains amounted to $0.2 million, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at November 30, 1996, realized deferred gains amounted to $3.3 million.

  The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its non-U.S. Dollar equity investments. These contracts are not designated as specific hedges and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At November 30, 1996 the Company had such forward contracts outstanding of $355.5 million with unrealized gains of $2.9 million with no realized gains or losses during the twelve month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at November 30, 1996 would have resulted in approximately $10.1 million in unrealized gains and $5.1 million in losses.

  In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. Dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At November 30, 1996, the Company had $1.3 million of such contracts outstanding, and had recognized a total of $0.7 million in realized and unrealized losses for the twelve month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at November 30, 1996 would have had no material effect on income.

 Speculative Financial Instruments

  In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. During 1996 these guidelines were amended so that this exposure could be obtained by direct holdings of publicly traded equities and by investing in a synthetic equity portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1996, the portfolio held $248.2 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $247.6 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in positions of $260.6 million and $235.8 million respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1996, net realized gains from index futures totalled $37.4 million as a result of the 27.5% increase in the S&P 500 Stock Index during the twelve month period.

ACCOUNTING STANDARD

  The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, recognizing awards granted in the first fiscal year after December 15, 1994. This Statement defines a fair value based method of accounting for stock options or similar equity instruments in which an entity acquires goods or services by issuing same. Entities can either adopt the new method or continue to use APB Opinion No. 25, providing pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company intends to follow the latter alternative, providing the necessary disclosure for the fiscal year ending 1997. (The presentation of 1996 pro forma disclosure needs only to be provided whenever financial statements for said fiscal year are presented for comparative purposes with financial statements for later fiscal years.)

CURRENT OUTLOOK

  The Company believes competitive pressures will continue into 1997 and constrain growth in the Company's traditional markets. However, the Company believes specific opportunities will exist in 1997 for growth in the Company's property, X.L. Risk Solutions and employment practices liability product lines, XLRe's specialty reinsurance lines, and further developments in non-U.S. business, although no assurances can be given. The Company undertakes no obligation to update publicly changes in its beliefs expressed herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES               PAGE
------------------------------------------------------------               ----
Consolidated Balance Sheets as of November 30, 1996 and 1995..............  24
Consolidated Statements of Income for the years ended November 30, 1996,
 1995 and 1994............................................................  25
Consolidated Statements of Shareholders' Equity for the years ended
 November 30, 1996, 1995 and 1994.........................................  26
Consolidated Statements of Cash Flows for the years ended
 November 30, 1996, 1995 and 1994.........................................  27
Notes to Consolidated Financial Statements for the years ended
 November 30, 1996, 1995 and 1994.........................................  28
Independent Auditors' Report..............................................  43

                                  EXEL LIMITED

          CONSOLIDATED BALANCE SHEETS AS AT NOVEMBER 30, 1996 AND 1995

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                        ASSETS                             1996        1995
                        ------                          ----------  ----------
Investments:
  Fixed maturities, at market value (amortized cost:
   1996--$2,812,415;
   1995--$2,343,143)................................... $2,844,877  $2,434,470
  Equity securities, at market value (cost: 1996--
   $595,149; 1995--$652,847)...........................    812,050     838,132
  Short-term investments, at market value (amortized
   cost: 1996--$115,791;
   1995--$82,696)......................................    115,999      82,693
                                                        ----------  ----------
    Total investments..................................  3,772,926   3,355,295
Cash and cash equivalents..............................    252,734     673,433
Investment in affiliates (cost: 1996--$280,748; 1995--
 $261,617).............................................    414,891     351,669
Investment in limited partnerships.....................     23,803      10,067
Accrued investment income..............................     55,729      53,149
Deferred acquisition costs.............................     30,383      40,954
Prepaid reinsurance premiums...........................     63,467       2,438
Premiums receivable....................................    345,082     234,028
Reinsurance balance receivable.........................     46,444       1,002
Other assets...........................................     26,079      2 ,871
                                                        ----------  ----------
    Total assets....................................... $5,031,538  $4,724,906
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Unpaid losses and loss expenses...................... $2,099,096  $1,920,500
  Unearned premiums....................................    679,535     539,296
  Premiums received in advance.........................     24,256       4,880
  Accounts payable and accrued liabilities.............     39,171      16,983
  Reinsurance premiums payable.........................     31,347         823
  Payable for investments purchased....................     42,095     236,291
                                                        ----------  ----------
    Total liabilities.................................. $2,915,500  $2,718,773
                                                        ----------  ----------
Contingencies and commitments
Shareholders' Equity:
  Ordinary shares (par value $0.01; authorized,
   999,990,000 shares; issued and outstanding,
   87,170,644 shares (excluding 24,205,100 shares held
   in treasury) and 94,550,790 shares (excluding
   16,000,000 shares held in treasury) at November 30,
   1996 and 1995, respectively)........................        872         473
Contributed surplus....................................    282,980     295,209
Net unrealized appreciation on investments.............    256,430     283,289
Deferred compensation..................................     (4,169)     (1,657)
Retained earnings......................................  1,579,925   1,428,819
                                                        ----------  ----------
    Total shareholders' equity......................... $2.116,038  $2,006,133
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $5,031,538  $4,724,906
                                                        ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                      1996     1995     1994
                                                    -------- -------- --------
Revenues:
  Net premiums earned.............................. $517,892 $558,049 $521,177
  Net investment income............................  198,598  200,145  182,262
  Realized gains (losses) on sale of investments
   (Note 3)........................................  206,212   49,774  (95,197)
  Equity in net income of affiliates...............   59,249   51,074   25,028
                                                    -------- -------- --------
    Total revenues.................................  981,951  859,042  633,270
                                                    -------- -------- --------
Expenses:
  Losses and loss expenses.........................  405,357  440,922  407,172
  Acquisition costs................................   35,556   53,016   54,315
  Administration expenses..........................   43,920   30,586   26,904
                                                    -------- -------- --------
    Total expenses.................................  484,833  524,524  488,391
                                                    -------- -------- --------
Income before income tax expense...................  497,118  334,518  144,879
Income tax expense.................................    2,805    1,720      925
                                                    -------- -------- --------
Net income......................................... $494,313 $332,798 $143,954
                                                    ======== ======== ========
Weighted average number of ordinary shares and
 ordinary share
 equivalents outstanding...........................   91,731  103,438  108,676
                                                    ======== ======== ========
Net income per ordinary share and ordinary share
 equivalent........................................ $   5.39 $   3.22 $   1.32
                                                    ======== ======== ========





          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                               1996        1995        1994
                                            ----------  ----------  ----------
Ordinary Shares:
  Balance-beginning of year...............  $      473  $      535  $      547
  Issuance and redemption of shares
   (aggregate par value less than $1 in
   1995 and 1994).........................           1         --          --
  Stock dividend..........................         441         --          --
  Exercise of stock options...............           4           1         --
  Repurchase of treasury shares...........         (47)        (63)        (12)
                                            ----------  ----------  ----------
    Balance-end of year...................         872         473         535
                                            ----------  ----------  ----------
Contributed Surplus:
  Balance-beginning of year...............     295,209     328,374     335,203
  Issuance of restricted shares...........       7,493       1,926         121
  Exercise of stock options...............       6,045       4,603          13
  Repurchase of treasury shares...........     (25,767)    (39,694)     (6,963)
                                            ----------  ----------  ----------
    Balance-end of year...................     282,980     295,209     328,374
                                            ----------  ----------  ----------
Net Unrealized Appreciation (Depreciation)
 on Investments:
  Balance-beginning of year...............     283,289    (110,410)     79,696
  Net change in investment portfolio......     (26,621)    378,158    (174,574)
  Net change in investment portfolio of
   affiliate..............................        (238)     15,541     (15,532)
                                            ----------  ----------  ----------
    Balance-end of year...................     256,430     283,289    (110,410)
                                            ----------  ----------  ----------
Deferred Compensation:
  Balance-beginning of year...............      (1,657)       (837)     (1,406)
  Issuance of restricted shares...........      (3,799)     (1,800)        --
  Amortization............................       1,287         980         569
                                            ----------  ----------  ----------
    Balance-end of year...................      (4,169)     (1,657)       (837)
                                            ----------  ----------  ----------
Retained Earnings:
  Balance-beginning of year...............   1,428,819   1,466,731   1,429,054
  Net income..............................     494,313     332,798     143,954
  Cash dividends paid.....................     (86,586)    (71,253)    (66,539)
  Repurchase of treasury shares...........    (256,621)   (299,457)    (39,738)
                                            ----------  ----------  ----------
    Balance-end of year...................   1,579,925   1,428,819   1,466,731
                                            ----------  ----------  ----------
      Total shareholders' equity..........  $2,116,038  $2,006,133  $1,684,393
                                            ==========  ==========  ==========


          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                               1996        1995        1994
                                            ----------  ----------  ----------
Cash flows provided by operating
 activities:
    Net income............................. $  494,313  $  332,798  $  143,954
Adjustments to reconcile net income to net
 cash provided by
 operating activities:
  Net realized (gains) losses on sale of
   investments.............................   (206,212)    (49,774)     95,197
  Unrealized loss (gain) on foreign
   exchange................................        --        3,069      (4,092)
  Amortization of premium on fixed
   maturities..............................      7,021       5,006      12,954
  Equity in net income of affiliate net of
   cash received...........................    (44,329)    (43,703)    (25,028)
  Amortization of deferred compensation....      1,287         980         569
  Unpaid losses and loss expenses..........    178,596     255,066     305,733
  Reinsurance balances receivable..........    (45,442)     (1,002)        --
  Unearned premiums........................    140,239     138,726     106,810
  Prepaid reinsurance premiums.............    (61,029)     (2,438)        --
  Premiums received in advance.............     19,376      (6,874)     (5,742)
  Deferred acquisition costs...............     10,571      (5,237)     (6,514)
  Premiums receivable......................   (111,054)   (116,312)    (83,353)
  Reinsurance premiums payable.............     30,524         823         --
  Accrued investment income................     (2,580)      6,929        (413)
  Accounts payable and accrued liabilities.     22,188       5,108       1,312
                                            ----------  ----------  ----------
    Total adjustments......................    (60,844)    190,367     397,433
                                            ----------  ----------  ----------
    Net cash provided by operating
     activities............................    433,469     523,165     541,387
                                            ----------  ----------  ----------
Cash flows used in investing activities:
  Proceeds from sale of fixed maturities
   and short-term investments..............  4,283,613   5,504,741   4,507,059
  Proceeds from redemption of fixed
   maturities and short-term investments...    119,706      81,000      44,000
  Proceeds from sale of equity securities..    591,366     221,212     187,997
  Purchases of fixed maturities and short-
   term
   investments............................. (5,059,795) (5,276,683) (4,678,855)
  Purchases of equity securities...........   (374,565)   (401,379)   (221,874)
  Deferred gains (losses) on forward
   contracts...............................        418      40,233     (43,638)
  Investment in affiliates.................    (19,131)    (59,549)    (25,871)
  Investment in limited partnerships.......    (13,736)     (5,642)     (4,426)
  Other assets.............................    (20,208)      1,605        (691)
                                            ----------  ----------  ----------
    Net cash (used in) provided by
     investing activities..................   (492,332)    105,538    (236,299)
                                            ----------  ----------  ----------
Cash flows used in financing activities:
  Issuance of restricted shares............        695         126         121
  Proceeds from exercise of share options..      6,049       3,135          12
  Repurchase of treasury shares............   (282,435)   (343,454)    (46,990)
  Dividends paid...........................    (86,145)    (71,253)    (66,539)
                                            ----------  ----------  ----------
    Net cash used in financing activities..   (361,836)   (411,446)   (113,396)
                                            ----------  ----------  ----------
    (Decrease) increase in cash and cash
     equivalents...........................   (420,699)    217,257     191,692
Cash and cash equivalents--beginning of
 year......................................    673,433     456,176     264,484
                                            ----------  ----------  ----------
Cash and cash equivalents--end of year..... $  252,734  $  673,433  $  456,176
                                            ==========  ==========  ==========
Taxes paid................................. $    1,571  $    1,056  $    1,009
                                            ==========  ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                 EXEL LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                          (EXPRESSED IN U.S. DOLLARS)

1. GENERAL OPERATIONS

  EXEL Limited ("EXEL or the Company") was incorporated with limited liability under the Cayman Islands Companies Act on April 14, 1986 to own all of the outstanding shares of, and to provide capital for, X.L. On January 8, 1990, X.L. obtained a Certificate of Continuance from the Bermuda Government, having originally been incorporated with limited liability under the Barbados Companies Act 1982 on April 11, 1986.

  X.L. provided the capital to incorporate X.L.I. on November 16, 1987 under the laws of Bermuda. X.L.I. in turn provided the capital to incorporate X.L.I.B. on May 19, 1989 under the laws of Barbados.

  In 1990, X.L. provided the capital to incorporate, through two holding companies, X.L.E., under the laws of the Republic of Ireland.

  On November 1, 1995, XLRe was incorporated under the laws of Bermuda as a wholly-owned subsidiary of X.L. and subsequently commenced operations effective December 1, 1995.

  X.L. and X.L.E. provide on an occurrence-reported policy form:

    Third party liability coverage, generally up to a maximum of $150 million per occurrence and annual aggregate in excess of a minimum attachment point of $25 million and $15 million per occurrence, for United States and non-United States risks, respectively.

  X.L. and X.L.E. provide on a claims-made policy form:

    Directors and Officers liability up to a maximum of $25 million in excess of $20 million for United States risks and up to $50 million for individual director indemnification and excluding corporate reimbursement in excess of $20 million, or $15 million in excess of $15 million for non-United States risks, or a limit of $25 million in excess of not less than $25 million.

    Professional liability coverage, for certain categories of risk, up to a maximum of $50 million with a minimum attachment point of $25 million, or $20 million for law firms.

  The general liability and the professional liability coverages are also offered with the premiums calculated utilizing an alternate rating formula. These policies have a minimum attachment point of $10 million with the maximum limit not to exceed $150 million for general liability and $50 million for professional liability.

  X.L. provides on a claims-made and reported policy form employment practices liability up to a maximum of $100 million with a minimum attachment of $1 million.

  X.L. and X.L.E. provide coverage for high excess property insurance currently offered up to $100 million of capacity per occurrence and $10 million annual aggregate for high frequency/severity earthquake. The minimum attachment is generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

  During February 1996, X.L. Risk Solutions and CIGNA Risk Solutions were announced as a coordinated initiative between the Company and CIGNA Property & Casualty ("CIGNA"). The product provides combined capacity for traditional casualty and property coverages provided by subsidiaries of the Company or CIGNA. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels, may in certain situations be provided below traditional stated levels subject to stringent underwriting requirements.

                                 EXEL LIMITED

  XLRe provides large net line capacity for specialized programs to insurance/reinsurance companies, predominately in the United States and Bermuda, and to a lesser extent, other geographic regions around the world. Each contract is underwritten utilizing actuarial models to develop expected outcomes and to determine the amount of capital necessary to support the transaction. In general the cover provided by XLRe is either on an excess of loss or quota share basis within the following guidelines :

 .  Third party liability coverage for up to $100 million.
 .  Directors and officers liability up to $75 million per claim.
 .  High excess property reinsurance for up to $50 million per occurrence.
 . Financial reinsurance, credit enhancement, swaps and other collateralized transactions for up to $100 million in limits.

  Presently, eighty percent of the portfolio consists of short tail business and is written on a guaranteed cost basis, loss sensitive rating approach or a combination of both.

  A clash reinsurance policy covering all excess liability business written by X.L. and X.L.E. with limits of $100 million ultimate net loss each occurrence and in the aggregate excess of $150 million ultimate net loss each occurrence had been arranged. For the year ended November 30, 1994 the placement was 90.0 percent. Due to unacceptable renewal terms, this reinsurance policy was not renewed on December 1, 1994.

  Property quota share reinsurance of 17.5% (subject to catastrophe occurrence limit restrictions) of the X.L. and X.L.E. property limits was purchased from two Bermuda based property reinsurers, effective April 1, 1994. The quota share was increased to 25% of the X.L. and X.L.E. property limits, effective April 14, 1995, with the additional cover provided by Mid Ocean Reinsurance Company, Ltd. ("MOR"), a wholly-owned subsidiary of MOCL. All property reinsurers are rated, two having Standard & Poors ("S&P") ratings of A or higher and the reinsurer not rated by S&P having an A. M. Best rating of A-.

  Effective December 1, 1995, X.L. and X.L.E. entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective December 1, 1996, two additional reinsurers were added to the program, of which one is Risk Capital Reinsurance Company ("RCR"), a wholly-owned subsidiary of Risk Capital Holding, Inc. ("RCHI"). Under the terms of the policy, X.L. and X.L.E. cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 23% of the quota share. With the exception of RCR, all the reinsurers are rated, of which the lowest as rated by S&P is A-.

  With respect to employment practices liability cover, X.L. quota shares one third of the first $75 million to a U.S. insurer and cedes the remaining excess layer of $25 million to a Bermuda based insurer.

  A quota share arrangement exists between X.L. and CIGNA based on pre agreed percentages by line of coverage for blended covers written through Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed X.L.'s normal capacity on individual lines of cover. X.L. may underwrite an account 100% without CIGNA participation.

2. SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Preparation

  These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

                                 EXEL LIMITED

All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain amounts in the financial statements for prior years have been reclassified to conform with the 1996 presentation. All share amounts have been adjusted for the one-for-one stock dividend paid to shareholders of record July 26, 1996.

 (b) Premiums and Acquisition Costs

  Premiums written are earned on a monthly pro-rata basis over the period the coverage is provided. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. Premiums written under the multi-year alternate rating methodology may be subject to a mandatory reinstatement premium in the event of a loss. An asset is accrued to reflect the obligation of the insured's reinstatement premium and the premium is earned in accordance with the "with or without" method; that is, the pricing of the premium is evaluated in terms of a no loss situation and the resultant premium is earned over the remaining term of the policy. The balance of the reinstatement premium is earned to the extent of the loss reaching the full policy limit; that is, in the event of a full limit loss the balance of the reinstatement premium together with any unearned premium of the underlying cover would be fully earned. Premiums written and unearned premiums are presented after deductions for reinsurance ceded to other insurance companies.

  Acquisition costs which vary with and are primarily related to the acquisition of policies, primarily commissions paid to insurance brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums and the anticipated losses and other costs related to those premiums are also considered in determining the level of acquisition costs to be deferred.

 (c) Investments

  Investments are available for sale and are carried at market value. The net unrealized appreciation or depreciation on investments is included as a separate component of shareholders' equity.

  Short-term investments comprise investments with a maturity equal to or greater than 90 days but less than one year.

  All investment transactions are recorded on a trade date basis. Realized gains and losses on sale of investments are determined on the basis of average cost or amortized cost. Investment income is recognized when earned and includes the amortization of premium and discount on fixed maturities and short-term investments.

 (d) Foreign Currency Translation

  The functional and reporting currency of the Company and its subsidiaries is U.S. Dollars. Unhedged monetary assets and liabilities in foreign currencies are translated at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income. Foreign exchange on hedged assets and liabilities and forward foreign exchange contracts hedging said assets and liabilities are deferred and included in shareholders' equity. Realized gains and losses on the maturity of these forward contracts are deferred and included in shareholders' equity until the corresponding asset is sold or liability settled. Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

                                 EXEL LIMITED

 (e) Investment in Affiliates

   The Company has investments in MOCL and RCHI. Both are carried on the equity basis. The Company owns 29.9% and 29.6% of the issued voting shares and 28.1% and 27.9% of the total issued shares of MOCL as at November 30, 1996 and 1995, respectively. Outstanding share purchase options if exercised would reduce the Company's ownership position to 29.6% and 29.3% of the issued voting shares and 25% and 24.8% of the total issued shares, as at November 30, 1996 and 1995, respectively. The Company, through its subsidiary XLRe, provides reinsurance cover to MOR, on an excess basis.

  The Company owns 22.1% of the issued shares of RCHI. Outstanding share warrants if exercised would dilute the Company's ownership to 17.6%. RCHI commenced operations on November 6, 1995.

  The Company owns 30% of Pareto Partners, a partnership engaged in the business of providing investment advisory and discretionary management services.

 (f) Investment in Limited Partnerships

  The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $23.8 million and $10.1 million as at November 30, 1996 and 1995, respectively, with commitments to invest a further $41.2 million and $44.9 million respectively, over the next ten years. Any income or loss generated by the partnerships is not recorded until such time as it is allocated to the individual partners. During the years ended November 30, 1996 and 1995, there was no such income or loss recorded on these investments, however the Company continually reviews the performance of the partnerships to ensure there is no decrease in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

 (g) Losses and Loss Expenses

  Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses has been established by management in consultation with independent legal counsel and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

  The Company recognizes as a component of loss reserves, the loss experience accounts of insureds for policies written under the applicable multi-year alternate rating methodology. Such experience accounts are a percentage of premiums net of related losses paid. Interest is earned on liable amounts and charged to investment income. In the event the insured cancels the policy, the return of the experience account is treated as a commutation if previously notified of a loss, or as a return premium if there has been no loss notification.

  The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries and is based on loss development patterns determined by reference to the Company's underwriting practices, the policy form and the experience of the excess liability insurance industry.

  Management believes that the reserves for unpaid losses and loss expenses are sufficient to pay any claims that may penetrate the minimum attachment point. However, there can be no assurance that losses will not exceed the Company's total reserves. The methodology of estimating the reserve is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

                                 EXEL LIMITED

 (h) Statements of Cash Flows

  For purposes of the statements of cash flows, cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

 (i) Income per Ordinary Share and Ordinary Share Equivalent

  Income per ordinary share and ordinary share equivalent is based upon the weighted average number of shares outstanding using the modified treasury stock method for share options. There is no material difference between primary and fully diluted net income per ordinary share and ordinary share equivalent.

3. INVESTMENTS

  Net investment income is derived from the following sources (U.S. dollars in thousands):

                                                      YEAR ENDED NOVEMBER 30,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
Fixed maturities, short-term investments and cash
 and cash equivalents............................... $200,711 $205,123 $180,276
Equity securities...................................   11,752   10,001   13,976
                                                     -------- -------- --------
  Total investment income...........................  212,463  215,124  194,252
  Investment expenses...............................   13,865   14,979   11,990
                                                     -------- -------- --------
  Net investment income............................. $198,598 $200,145 $182,262
                                                     ======== ======== ========

  The following represents an analysis of realized and the change in unrealized gains (losses) on investments (U.S. dollars in thousands):

                                                   YEAR ENDED NOVEMBER 30,
                                                 -----------------------------
                                                   1996      1995      1994
                                                 --------  --------  ---------
Realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains.......................... $103,830  $176,518  $ 125,770
  Gross realized losses.........................  (53,463) (145,737)  (236,478)
                                                 --------  --------  ---------
    Net realized gains (losses).................   50,367    30,781   (110,708)
Equity securities:
  Net realized gains............................  155,845    16,969     15,511
  Net realized gain on sale of investment in
   affiliate....................................      --      2,024        --
                                                 --------  --------  ---------
Net realized gains (losses) on investments......  206,212    49,774    (95,197)
                                                 --------  --------  ---------
Change in unrealized gains (losses):
  Fixed maturities and short-term investments...  (58,654)  183,627   (120,590)
  Equity securities.............................   31,616   154,298    (10,346)
  Deferred gains on forward contracts...........      418    40,233    (43,638)
  Investment portfolio of affiliates............     (239)   12,560    (15,532)
                                                 --------  --------  ---------
Net change in unrealized (losses) gains on
 investments....................................  (26,859)  390,718   (190,106)
                                                 --------  --------  ---------
    Total realized and change in unrealized
     gains
     (losses) on investments.................... $179,353  $440,492  $(285,303)
                                                 ========  ========  =========

                                 EXEL LIMITED

  The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows (U.S. dollars in thousands):

                                     COST OR     GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED   MARKET
NOVEMBER 30, 1996                      COST      GAINS      LOSSES     VALUE
-----------------                   ---------- ---------- ---------- ----------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,031,963  $ 10,063   $ (8,566) $1,033,460
  Corporate bonds..................  1,340,845    33,303    (12,692)  1,361,456
  Non-U.S. Sovereign Government
   bonds...........................    439,607    15,352     (4,998)    449,961
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $2,812,415  $ 58,718   $(26,256) $2,844,877
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $   17,356  $     29   $    --   $   17,385
  Corporate bonds..................     98,435       207        (27)     98,614
  Non-U.S. Sovereign Government
   bonds...........................        --        --         --          --
                                    ----------  --------   --------  ----------
    Total short-term investments... $  115,791  $    236   $    (27) $  115,999
                                    ==========  ========   ========  ==========
    Total equity securities........ $  595,149  $231,158   $(14,257) $  812,050
                                    ==========  ========   ========  ==========
NOVEMBER 30, 1995
-----------------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,396,367  $ 54,086   $   (610) $1,449,843
  Corporate bonds..................    682,712    29,367     (3,555)    708,524
  Non-U.S. Sovereign Government
   bonds...........................    264,064    14,563     (2,524)    276,103
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $2,343,143  $ 98,016   $ (6,689) $2,434,470
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $   36,118  $     42   $    --   $   36,160
  Corporate bonds..................     35,778       161         (2)     35,937
  Non-U.S. Sovereign Government
   bonds...........................     10,800       --        (204)     10,596
                                    ----------  --------   --------  ----------
    Total short-term investments... $   82,696  $    203   $   (206) $   82,693
                                    ==========  ========   ========  ==========
    Total equity securities........ $  652,847  $198,568   $(13,283) $  838,132
                                    ==========  ========   ========  ==========

  The portfolio of fixed maturities as of November 30, 1996 and 1995 matures as follows (U.S. dollars in thousands):

                                       NOVEMBER 30, 1996     NOVEMBER 30, 1995
                                     --------------------- ---------------------
                                     AMORTIZED    MARKET   AMORTIZED    MARKET
                                        COST      VALUE       COST      VALUE
                                     ---------- ---------- ---------- ----------
   Due after 1 through 5 years...... $  945,746 $  952,360 $  851,888 $  868,268
   Due after 5 through 10 years.....    989,547  1,002,937    421,772    438,497
   Due after 10 through 15 years....     81,736     87,003     83,567     93,169
   Due after 15 years...............    528,678    537,639    543,250    584,644
   Mortgage-backed investments......    266,708    264,938    442,666    449,892
                                     ---------- ---------- ---------- ----------
                                     $2,812,415 $2,844,877 $2,343,143 $2,434,470
                                     ========== ========== ========== ==========

                                 EXEL LIMITED

4. LOSSES AND LOSS EXPENSES

  Unpaid losses and loss expenses net of reinsurance recoveries comprise (U.S. dollars in thousands):

                                                   YEAR ENDED NOVEMBER 30,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
   Reserve for reported losses................ $  786,515 $  811,327 $  685,244
   Reserve for losses incurred but not
    reported..................................  1,248,759  1,098,575    974,854
   Reserve for loss expenses..................     17,378      9,596      5,336
                                               ---------- ---------- ----------
     Unpaid losses and loss expenses.......... $2,052,652 $1,919,498 $1,665,434
                                               ---------- ---------- ----------

  Losses and loss expenses incurred comprise (U.S. dollars in thousands):

   Loss payments.............................. $  299,492 $  184,575 $  132,608
   Loss expense payments......................      3,150      3,929      6,136
   Change in unpaid losses and loss expenses..    102,715    252,418    268,428
                                               ---------- ---------- ----------
     Losses and loss expenses incurred........ $  405,357 $  440,922 $  407,172
                                               ========== ========== ==========

  Reconciliation of unpaid losses and loss expenses:

                                                  YEAR ENDED NOVEMBER 30,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
   Unpaid losses and loss expenses at
    beginning of period...................... $1,919,498 $1,665,434 $1,359,701
   Losses and loss expenses incurred in
    respect of losses
    occurring in:
     Current year............................    390,892    440,394    368,209
     Prior years.............................     14,465        528     75,469
                                              ---------- ---------- ----------
   Total.....................................    405,357    440,922    443,678
                                              ---------- ---------- ----------
   Interest incurred on experience reserves..      1,752      1,646        799
   Portfolio transfer........................     28,687        --         --
   Losses and loss expenses paid in respect
    of losses
    occurring in:
     Current year............................      3,177        134         42
     Prior years.............................    299,465    188,370    138,702
                                              ---------- ---------- ----------
   Total.....................................    302,642    188,504    138,744
                                              ---------- ---------- ----------
   Unpaid losses and loss expenses at end of
    period................................... $2,052,652 $1,919,498 $1,665,434
                                              ========== ========== ==========

  Losses and loss expenses incurred for prior years during 1996, 1995 and 1994 are not attributable to any single event or group of related events, but the development of losses at a higher rate than the expected loss emergence pattern.

5. CONTINGENCIES AND COMMITMENTS

  On November 19, 1996 the Company established a $200 million revolving line of credit with Mellon Bank.

  The Company has also contracted to letters of credit totalling $108.1 million through Mellon Bank on behalf of Venton Underwriting Agency, Ltd. ("VUA"). The Trident Limited Partnership, L.P. ("Trident"), an investment fund of which the Company is a 7.5% limited partner, and RCHI are invested in Venton Holdings, Ltd., which owns VUA. All fees and drawdowns are, in effect, covered on a pro rata basis by Trident and RCHI.

  Both the Company's revolving credit facilities and letters of credit on behalf of VUA are collateralized by the Company's investment portfolio.

                                  EXEL LIMITED

6. SHARE CAPITAL

 Authorized and Issued

  The authorized share capital is 999,990,000 ordinary voting shares of a par value of $0.01 each.

  On September 30, 1994, the Company's Board of Directors authorized the Company to repurchase four million shares as circumstances warrant. As of November 30, 1994, the Company had repurchased 1.1 million shares at a cost of $21.8 million. The balance of the repurchase program was completed by June 23, 1995, at a cost of $69.2 million. On June 23, 1995, the Company's Board of Directors authorized the repurchase of a further ten million shares as circumstances warrant. This repurchase program was completed by October 11, 1995, at a cost of $270.0 million. On December 1, 1995, the Company's Board of Directors authorized the Company to repurchase six million of its shares as circumstances warrant. This program was completed on July 8, 1996 at a cost of $207.7 million. On June 28, 1996, the Company's Board of Directors authorized the Company to repurchase a further 5 million shares. As at November 30, 1996 the Company has purchased 2.2 million shares at a cost of $74.8 million.

  Following is a summary of shares issued and outstanding (in thousands):

                                                   YEAR ENDED NOVEMBER 30,
                                                 ------------------------------
                                                   1996      1995       1994
                                                 --------  ---------  ---------
      Balance, beginning of year................ 94,550.8  107,050.0  109,314.2
      Exercise of options.......................    600.9      254.6        0.8
      Issuance of restricted shares.............    224.0      102.8        5.6
      Repurchase of treasury shares............. (8,205.1) (12,856.6)  (2,270.6)
                                                 --------  ---------  ---------
        Balance, end of year.................... 87,170.6   94,550.8  107,050.0
                                                 ========  =========  =========

 Options

  Employees and Directors also hold options, which are exercisable at prices between $5.00 and $35.56 per share, within a period of ten years from the date of the award. Total options exercisable at November 30, 1996, 1995 and 1994 were 2,112,148, 2,228,582 and 1,890,284, respectively.

  Following is a summary of outstanding options (number of shares in thousands):

                                             YEAR ENDED NOVEMBER 30,
                          -----------------------------------------------------------------
                                  1996                  1995                  1994
                          --------------------- --------------------- ---------------------
                          NUMBER    EXERCISE    NUMBER    EXERCISE    NUMBER    EXERCISE
                            OF     PRICE RANGE    OF     PRICE RANGE    OF     PRICE RANGE
                          SHARES    PER SHARE   SHARES    PER SHARE   SHARES    PER SHARE
                          ------  ------------- ------  ------------- ------  -------------
Outstanding at beginning
 of year................  2,228   $ 5.00-$27.07 1,890   $ 5.00-$22.75 1,344   $ 5.00-$22.75
Granted.................    488   $31.19-$35.56   640   $18.75-$27.07   602   $19.31-$21.69
Exercised...............   (601)  $ 5.00-$22.75  (254)  $ 5.00-$22.75    (2)         $15.50
Repurchased and
 canceled...............     (3)  $18.75-$21.69   (48)  $18.75-$22.75   (54)  $15.50-$22.75
                          -----   ------------- -----   ------------- -----   -------------
                          2,112   $ 5.00-$35.56 2,228   $5.00-$ 27.07 1,890   $5.00-$ 22.75
                          =====   ============= =====   ============= =====   =============

                                 EXEL LIMITED

 Voting

  EXEL's Articles of Association restrict the voting power of any person to less than 10% of total voting power.

7. CONTRIBUTED SURPLUS

  Under the laws of the Cayman Islands, the use of EXEL's contributed surplus is restricted to the issuance of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the redemption of ordinary shares.

8. DEFERRED COMPENSATION

  Restricted stock awards to certain officers and key employees are at the discretion of the Compensation Committee of the Board of Directors under the terms of the 1991 Performance Incentive Program. These shares contain certain restrictions, for a five-year period, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair value on the date of the grant is charged to shareholders' equity and subsequently amortized over the five-year restriction period. Awards under the 1991 Performance Incentive Program were made in the 1996 and 1995 years of 120,500 shares and 98,000 shares, respectively.

9. PREMIUMS

  Premiums comprise (U.S. dollars in thousands):

                                                    YEAR ENDED NOVEMBER 30,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
      Gross premiums written...................... $729,446  $698,020  $638,294
      Reinsurance premiums ceded.................. (132,344)   (3,683)  (10,307)
                                                   --------  --------  --------
        Net premiums written......................  597,102   694,337   627,987
      Change in unearned premiums.................  (79,210) (136,288) (106,810)
                                                   --------  --------  --------
        Net premiums earned....................... $517,892  $558,049  $521,177
                                                   ========  ========  ========


10. REINSURANCE

  The Company is contingently liable with respect to reinsurance ceded to the extent that any reinsurance company fails to meet its obligation to the Company.

11. DIVIDENDS

  In 1996, four regular quarterly dividends were paid, one of $0.20 per share to shareholders of record at February 2, and three of $0.25 per share to shareholders of record at April 15, July 12 and October 11.

  In 1995, four regular quarterly dividends were paid, three of $0.17 per share to shareholders of record at February 2, April 17 and July 7, and one of $0.20 per share to shareholders of record at October 12.

  In 1994, four regular quarterly dividends were paid, three of $0.15 per share to shareholders of record at January 27, April 8 and July 8, and one of $0.17 per share to shareholders of record at October 13.

12. TAXATION

  Under current Cayman Islands law, EXEL will not be obliged to pay any taxes in the Cayman Islands on its income or gains until May 2006 pursuant to the provisions of the Tax Concessions Law, as amended.

                                 EXEL LIMITED

  Bermuda presently imposes no income, withholding or capital gains taxes. As a result, X.L., X.L.I. and XLRe are exempted until March 2016 from any such taxes pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act 1987.

  X.L.I.B. qualifies as an exempted company under the provisions of the International Business Companies Act 1991-24 and as such is subject to a maximum tax rate in Barbados of 2.50%.

  X.L.E. has been approved to carry on business in the International Services Centre in Dublin. Under Section 39 of the Finance Act 1990, X.L.E. is entitled to benefit from a 10% tax rate on profits (including investment income) until the year 2005.

13. FOREIGN EXCHANGE

  At November 30, 1996, 1995 and 1994, forward foreign exchange contracts having notional principal amounts of $683.3 million, $127.2 million and $961.1 million, respectively, were outstanding. At November 30, 1996, the market value of the outstanding forward foreign exchange contracts was $686.4 million. Contracts with a notional principal amount of $182.6 million and a market value of $182.4 million directly hedge the Company's foreign currency assets and are not held for trading purposes. Changes in the value of these contracts due to currency movements offset the foreign exchange gains and losses of the foreign currency assets being hedged. Effective 1996 the balance of the contracts are utilized to reduce the foreign exchange risk on foreign currency equities, but due to the inability to specifically identify and match the hedges to the assets, the contracts are treated as speculative and their value is included in realized gains and losses.

  The Company is exposed to credit risk in the event of non-performance by the other parties to the contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure. This is included in net unrealized appreciation (depreciation) of investments in shareholders' equity and amounted to $3.1 million for the year ended November 30, 1996.

  Net unrealized foreign currency (losses) gains of nil, ($3.1) million and $4.1 million are included in net investment income for the years ended November 30, 1996, 1995 and 1994, respectively.

14. FINANCIAL INSTRUMENTS

  In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. During 1996 these guidelines were amended so that this exposure could be obtained by direct holdings of publicly traded equities and by investing in a synthetic equity portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1996, the portfolio held $248.2 million in exposure of S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $247.6 million. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1996, net realized gains from index futures totalled $37.4 million.

15. STATUTORY FINANCIAL DATA

  Under The Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Act"), X.L. and XLRe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year.

                                 EXEL LIMITED

  X.L.'s statutory capital and surplus and the minimum required by the Act were as follows (U.S. dollars in thousands):

                                                       YEAR ENDED NOVEMBER 30,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
   Statutory capital and surplus....................  $872,586 $807,264 $676,298
                                                      ======== ======== ========
   Minimum statutory capital and surplus required by
    the Act.........................................  $302,802 $332,089 $163,699
                                                      ======== ======== ========

  XLRe's statutory capital surplus and minimum required by the Act for the year ended November 30, 1996 were $271.4 million and $100 million, respectively.

  Effective June 1995, the Insurance Act Amendment 1995 was enacted. As a result, X.L. was classified as a Class 4 insurer which increases its minimum solvency requirements. One such requirement will only allow the payment of dividends in any one financial year in excess of 25% of the prior year's statutory capital and surplus if the insurer's directors attest that such dividends will not cause the insurer to fail to meet its relevant margins. X.L., being a heavily capitalized company, was not affected by this change. X.L. could legally have paid dividends in the amount of approximately $1.1 billion, $930 million and $1.1 billion at November 30, 1996, 1995 and 1994, respectively. XLRe was classified as a Class 4 reinsurer upon its incorporation.

  Net income of X.L. calculated under Bermuda statutory accounting regulations was $380.5 million, $628.9 million and $183.3 million for the years ended November 30, 1996, 1995 and 1994, respectively. The principal differences between statutory capital and surplus and net income of X.L. and shareholders' equity and net income of EXEL relate to deferred acquisition costs and the accounting for the investments of X.L. in its subsidiaries.

  X.L.E. is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its head office is in the Republic of Ireland and it is subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1990 (the "Irish Acts") and a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Regulations, 1976, the European Communities (Non-Life Insurance Accounts) Regulations, 1995, the European Communities (Non-Life Insurance) Framework Regulations, 1994 and related administrative rules (the "Irish Regulations").

  X.L.E.'s insurance activities are subject to extensive regulation in the Republic of Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in the Republic of Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister for Enterprise and Employment (the "Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the medium of the Department of Enterprise and Employment.

                                 EXEL LIMITED

16. UNAUDITED QUARTERLY FINANCIAL DATA

  The unaudited quarterly financial data for 1996 and 1995 follows (U.S. dollars in thousands, except per share amounts):

                                           FIRST     SECOND   THIRD     FOURTH
                                          QUARTER   QUARTER  QUARTER   QUARTER
                                          --------  -------- --------  --------
1996
  Net premiums earned.................... $130,258  $131,952 $124,537  $131,145
  Net investment income..................   47,773    50,249   50,310    50,266
  Realized gains (losses)................  136,059    16,020   (4,603)   58,736
  Equity in net income of affiliate......   16,113    14,282   13,081    15,773
  Total revenues......................... $330,203  $212,503 $183,325  $255,920
                                          ========  ======== ========  ========
  Income before income tax expense....... $208,326  $ 89,481 $ 64,938  $134,373
                                          ========  ======== ========  ========
  Net income............................. $207,089  $ 88,986 $ 64,545  $133,693
                                          ========  ======== ========  ========
  Net income per share and share
   equivalent............................ $   2.17  $   0.95 $   0.72  $   1.52
                                          ========  ======== ========  ========
1995
  Net premiums earned.................... $130,746  $135,145 $139,219  $152,939
  Net investment income..................   50,170    56,797   39,085    54,093
  Realized gains (losses)................   (6,874)   14,890   26,162    15,596
  Equity in net income of affiliate......    5,053    15,545   18,449    12,027
  Total revenues......................... $179,095  $222,377 $222,915  $234,655
                                          ========  ======== ========  ========
  Income before income tax expense....... $ 57,179  $ 95,063 $ 93,319  $ 88,957
                                          ========  ======== ========  ========
  Net income............................. $ 56,882  $ 94,531 $ 92,903  $ 88,482
                                          ========  ======== ========  ========
  Net income per share and share
   equivalent............................ $   0.53  $   0.88 $   0.91  $   0.92
                                          ========  ======== ========  ========

17. ACCOUNTING STANDARDS

  The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, recognizing awards granted in the first fiscal year after December 15, 1994. This Statement defines a fair value based method of accounting for stock options or similar equity instruments in which an entity acquires goods or services by issuing same. Entities can either adopt the new method or continue to use APB Opinion No. 25, providing pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company intends to follow the latter alternative, providing the necessary disclosure for the fiscal year ending 1997. (The presentation of 1996 pro forma disclosure needs only to be provided whenever financial statements for said fiscal year are presented for comparative purposes with financial statements for later fiscal years.)

                                 EXEL LIMITED

18. INVESTMENT IN AFFILIATE

  Summarized condensed financial information of Mid Ocean Limited, a 28% owned affiliate, which is accounted for by the equity method, is as follows:

INCOME STATEMENT DATA

                                                      YEAR ENDED OCTOBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
   Net premiums earned............................. $436,097 $379,390 $301,017
   Net investment income...........................   83,261   73,835   51,457
   Net realized gains (losses) on sale of
    investments....................................    2,126    1,476  (18,196)
   Net income......................................  211,644  182,935   90,978
                                                    ======== ======== ========
   Company's share of net income................... $ 59,249 $ 51,074 $ 25,028
                                                    ======== ======== ========

BALANCE SHEET DATA

                                                               OCTOBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Cash, investments and accrued interest................ $1,539,259 $1,275,588
   Other assets..........................................    483,440    379,920
                                                          ---------- ----------
   Total assets.......................................... $2,022,699 $1,655,508
                                                          ========== ==========
   Reserves for losses and loss expenses.................    422,252    328,990
   Reserves for unearned premiums........................    287,494    200,859
   Other liabilities.....................................    195,754    156,865
   Shareholders' equity..................................  1,117,199    968,794
                                                          ---------- ----------
   Total liabilities and shareholders' equity............ $2,022,699 $1,655,508
                                                          ========== ==========
   Company's share of shareholders' equity............... $  314,256 $  273,867
                                                          ========== ==========

  The Company received dividends from its affiliate of $13.0 and $7.4 million for the years ended November 30, 1996 and 1995, respectively.

                                  EXEL LIMITED

                      SUPPLEMENTARY FINANCIAL INFORMATION
                             X.L. EUROPE INSURANCE

                BALANCE SHEETS AS AT NOVEMBER 30, 1996 AND 1995

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                           ASSETS                               1996     1995
                           ------                             -------- --------
Investments:
  Fixed maturities, at market value (amortized cost: 1996,
   $166,553; 1995, $137,595)................................. $170,881 $141,160
  Short-term investments, at market value (amortized cost:
   1996, $7,328; 1995, $7,332)...............................    7,521    7,128
                                                              -------- --------
    Total investments........................................  178,402  148,288
Cash and cash equivalents....................................   52,940   43,883
Accrued investment income....................................    3,594    3,423
Deferred acquisition costs...................................    6,669    5,570
Prepaid reinsurance..........................................   46,270   38,954
Premiums and accounts receivable.............................   35,472   19,966
Amount due from affiliate....................................      --     3,181
Other assets.................................................    1,943    1,852
                                                              -------- --------
    Total assets............................................. $325,290 $265,117
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Liabilities:
  Unpaid losses and loss expenses............................ $ 70,927 $ 49,532
  Unearned premiums..........................................   67,016   57,192
  Premiums received in advance...............................       24      390
  Unearned commission........................................    7,937    6,516
  Amount due to affiliate....................................   10,900      --
  Accounts payable and accrued liabilities...................    5,164    3,928
  Reinsurance premium payable................................    2,518      --
                                                              -------- --------
    Total liabilities........................................ $164,486 $117,558
                                                              -------- --------
Commitments and contingencies
Shareholders' Equity:
  Ordinary shares (par value $1.00; authorized, 100,000,000
   shares; issued and fully paid, 100,000,000 shares;
   November 30, 1996 and 1995, respectively)................. $100,000 $100,000
Net unrealized appreciation on investments...................    7,793    6,228
Retained earnings............................................   53,011   41,331
                                                              -------- --------
    Total shareholders' equity............................... $160,804 $147,559
                                                              -------- --------
    Total liabilities and shareholders' equity............... $325,290 $265,117
                                                              ======== ========

                                  EXEL LIMITED

                      SUPPLEMENTARY FINANCIAL INFORMATION
                             X.L. EUROPE INSURANCE

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                         1996    1995    1994
                                                        ------- ------- -------
Revenues:
  Net premiums earned.................................. $24,495 $25,423 $15,938
  Net investment income................................  10,442  10,055   8,890
  Realized gains (losses) on investments...............   3,130   3,483  (1,802)
  Commission earned....................................  10,545  10,566   8,698
                                                        ------- ------- -------
    Total revenues..................................... $48,612 $49,527 $31,724
                                                        ------- ------- -------
Expenses:
  Losses and loss expenses.............................  21,054  20,909  12,894
  Acquisition costs....................................   8,764   9,435   8,607
  Administration expenses..............................   5,714   4,869   3,576
                                                        ------- ------- -------
    Total expenses.....................................  35,532  35,213  25,077
                                                        ------- ------- -------
Income before income tax expense.......................  13,080  14,314   6,647
Income tax expense.....................................   1,400   1,448     696
                                                        ------- ------- -------
Net income............................................. $11,680 $12,866 $ 5,951
Retained earnings-beginning of year....................  41,331  28,465  22,514
                                                        ------- ------- -------
Retained earnings-end of year.......................... $53,011 $41,331 $28,465
                                                        ======= ======= =======

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of EXEL Limited:

  We have audited the accompanying consolidated balance sheets of EXEL Limited as of November 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXEL Limited as of November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1996 in conformity with accounting principles generally accepted in the United States of America.

                                          Coopers & Lybrand

Hamilton, Bermuda
January 23, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ending November 30, 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS AND EXHIBITS.

    1. FINANCIAL STATEMENTS

      Included in Part II--See Item 8 of this report.

    2. FINANCIAL STATEMENT SCHEDULES

      Included in Part IV of this report:

                                                                   SCHEDULE
                                                                    NUMBER  PAGE
                                                                   -------- ----
     --Auditor's Report on Financial Statement Schedules included in
        Form 10-K................................................            46
     --Consolidated Summary of Investments--Other than
        Investments in
        Related Parties, as of November 30, 1996.................      I     47
     --Condensed Financial Information of Registrant, as of
        November 30,
        1996 and 1995, and for the years ended November 30, 1996,
        1995, and
        1994.....................................................     II     48
     --Reinsurance, for the years ended November 30, 1996, 1995
        and 1994.................................................     IV     51
     --Supplementary Information Concerning Property/Casualty
        Insurance
        Operations for the years ended November 30, 1996, 1995,
        and 1994.................................................     VI     52

  Other Schedules have been omitted as they are not applicable to the Company.

    3. EXHIBITS

      3.1      Memorandum of Association, incorporated by reference to Exhibit
                3.1 to the Company's
                Registration Statement on Form S-1 (No. 33-40533).
      3.2      Articles of Association, incorporated by reference to Exhibit
                3.1 to the Company's Registration Statement on Form S-1 (No.
                33-40533).
      4.1      Shareholders' Rights Plan, incorporated by reference to the
                Company's current report on Form 8-K, dated December 1, 1995.
     10.1      Money Accumulation Savings Program, incorporated by reference to
                Exhibit 10.15 to the
                Company's Registration Statement on Form S-1 (No. 33-40533).
     10.2      1991 Performance Incentive Program, incorporated by reference to
                Exhibit 10.16 to the
                Company's Registration Statement on Form S-1 (No. 33-40533).
     10.3      1991 Management Incentive Plan, incorporated by reference to
                Exhibit 10.17 to the
                Company's Registration Statement on Form S-1 (No. 33-40533).
     10.4      First Amendment to the 1991 Performance Incentive Program.
     10.5      Retirement Plan for Nonemployee Directors of EXEL Limited, as
                amended.
     10.6      EXEL Limited Directors Stock and Option Plan, as amended.
     10.7      EXEL Limited Stock Plan for Nonemployee Directors.
     10.8      Agreement for Consulting Services, entered into on February 28,
                1996, by the Company and John W. Weiser.
     11.1      Statement regarding computation of per share earnings.
     21.1      List of subsidiaries of the Registrant.
     23.1      Consent of Coopers & Lybrand.
     27        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the last quarter of 1996.

                    AUDITORS' REPORT ON FINANCIAL STATEMENT

                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of EXEL Limited is included on page 43 of this Form 10-K in connection with our audits of such financial statements. We have also audited the related financial statement schedules listed in the index on page 44 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand

Hamilton, Bermuda
January 23, 1997

                                  EXEL LIMITED

                            SUPPLEMENTAL SCHEDULE I

                 CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               NOVEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                      AMOUNT AT
                                               COST OR               WHICH SHOWN
                                              AMORTIZED    MARKET      IN THE
             TYPE OF INVESTMENT                 COST(1)    VALUE    BALANCE SHEET
             ------------------               ---------- ---------- -------------
Fixed Maturities:
  Bonds and notes:
    U.S. government and government agencies
     and
     authorities............................. $1,031,963 $1,033,460  $1,033,460
    Non-U.S. sovereign governments...........  1,340,845  1,361,456   1,361,456
    All other corporate......................    439,607    449,961     449,961
                                              ---------- ----------  ----------
      Total fixed maturities................. $2,812,415 $2,844,877  $2,844,877
                                              ---------- ----------  ----------
Equity Securities:
    Public utilities/transportation.......... $    9,670 $   12,864  $   12,864
    Banks, trust and insurance companies.....     40,409     68,818      68,818
    Industrial, miscellaneous and all others.    545,070    730,368     730,368
                                              ---------- ----------  ----------
      Total equity securities................ $  595,149 $  812,050  $  812,050
                                              ---------- ----------  ----------
Short-term investments....................... $  115,791 $  115,999  $  115,999
                                              ---------- ----------  ----------
Total investments............................ $3,523,355 $3,772,926  $3,772,926
                                              ========== ==========  ==========

--------
(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                  EXEL LIMITED

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  CONDENSED BALANCE SHEETS-PARENT COMPANY ONLY

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)

                        ASSETS                             1996        1995
                        ------                          ----------  ----------
Investment in subsidiaries.............................  1,756,442   1,642,299
Investment in affiliate (cost: 1996--$188,137; 1995--
 $186,517).............................................    320,885     276,569
Investment in limited partnerships.....................     22,635      10,067
Amount due from subsidiaries...........................     14,408      80,077
Other assets...........................................      3,264         183
                                                        ----------  ----------
  Total assets......................................... $2,117,634  $2,009,195
                                                        ==========  ==========
                      LIABILITIES
                      -----------
Accounts payable and accrued liabilities............... $    1,596  $    3,062
                 SHAREHOLDERS' EQUITY
                 --------------------
Ordinary shares........................................ $      872  $      473
Contributed surplus....................................    282,980     295,209
Net unrealized appreciation on investments.............    256,430     283,289
Deferred compensation..................................     (4,169)     (1,657)
Retained earnings......................................  1,579,925   1,428,819
                                                        ----------  ----------
  Total shareholders' equity........................... $2,116,038  $2,006,133
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $2,117,634  $2,009,195
                                                        ==========  ==========




          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    STATEMENT OF INCOME--PARENT COMPANY ONLY

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                        1996     1995     1994
                                                      -------- -------- --------
Net investment income...............................  $    568 $    988 $      1
Realized gains......................................       --     2,024      --
Equity in net income of subsidiaries (Dividends were
 $302,000,
 $497,976 and $142,682 in 1996, 1995 and 1994,
 respectively)......................................   439,361  282,933  124,243
Equity in net income of affiliate...................    59,374   51,074   25,028
                                                      -------- -------- --------
Total revenues......................................   499,303  337,019  149,272
Administration expenses.............................     4,990    4,221    5,318
                                                      -------- -------- --------
Net income..........................................  $494,313 $332,798 $143,954
                                                      ======== ======== ========






          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                    1996      1995      1994
                                                  --------  --------  --------
Cash flows provided by operating activities:
  Net income..................................... $494,313  $332,798  $143,954
  Adjustments to reconcile net income to net cash
   provided by
   operating activities:
    Realized gains from sale of shares in
     affiliate...................................      --     (2,024)      --
    Equity in net income of subsidiaries net of
     dividends................................... (136,106)  139,465    18,437
    Equity in net income of affiliate net of
     dividends...................................  (44,592)  (43,703)  (25,028)
    Amount from subsidiaries.....................   65,669   (25,883)    1,837
    Accounts payable and accrued liabilities.....   (1,466)      193     2,058
    Amortization of deferred compensation........    1,287       980       569
                                                  --------  --------  --------
      Total adjustments.......................... (115,208)   69,028    (2,127)
                                                  --------  --------  --------
      Net cash provided by operating activities..  379,105   401,826   141,827
                                                  --------  --------  --------
Cash flows provided by (used in) investing
 activities:
  Other assets...................................   (3,081)     (318)      483
  Investment in affiliate........................   (1,620)      --    (25,871)
  Investment in limited partnership..............  (12,568)   (5,642)   (4,426)
  Proceeds from sale of shares in affiliate......      --     15,549       --
                                                  --------  --------  --------
      Net cash (used in) provided by investing
       activities................................  (17,269)    9,589   (29,814)
                                                  --------  --------  --------
Cash flows used in financing activities:
  Issuance of restricted shares..................      695       126       121
  Proceeds from exercise of options..............    6,048     3,135        12
  Dividends paid.................................  (86,145)  (71,253)  (66,539)
  Repurchase of treasury shares.................. (282,434) (343,454)  (46,990)
                                                  --------  --------  --------
      Net cash used in financing activities...... (361,836) (411,446) (113,396)
                                                  --------  --------  --------
      Net change in cash and cash equivalents....      --        (31)   (1,383)
                                                  --------  --------  --------
Cash and cash equivalents--beginning of year.....      --         31     1,414
                                                  --------  --------  --------
Cash and cash equivalents--end of year........... $    --   $    --   $     31
                                                  ========  ========  ========


          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                               ASSUMED
                                                      CEDED     FROM
                                            GROSS   TO OTHER    OTHER     NET
                                            AMOUNT  COMPANIES COMPANIES  AMOUNT
                                           -------- --------- --------- --------
1996...................................... $584,585 $132,344  $144,861  $597,102
1995...................................... $543,791 $  3,683  $154,229  $694,337
1994...................................... $638,294 $ 10,307       --   $627,987

                                  EXEL LIMITED

                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION

               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                           LOSSES AND LOSS
                                                          EXPENSES INCURRED
                   RESERVES  RESERVES                        RELATED TO       PAID   AMORTIZATION
       DEFERRED   FOR LOSSES   FOR      NET       NET     -----------------  LOSSES  OF DEFERRED    NET
      ACQUISITION  AND LOSS  UNEARNED  EARNED  INVESTMENT CURRENT   PRIOR   AND LOSS ACQUISITION  PREMIUMS
         COSTS     EXPENSES  PREMIUMS PREMIUMS   INCOME   YEAR(1)  YEAR(2)  EXPENSES    COSTS     WRITTEN
      ----------- ---------- -------- -------- ---------- -------- -------- -------- ------------ --------
1996    $30,383   $2,099,096 $679,535 $517,892  $198,598  $390,892 $ 14,465 $302,642   $35,556    $597,102
1995    $40,954   $1,920,500 $536,858 $558,049  $200,145  $440,394 $    528 $188,504   $53,016    $694,337
1994    $35,717   $1,665,434 $400,570 $521,177  $182,262  $368,209 $138,744 $138,744   $54,315    $627,987

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EXEL Limited

                                                  /s/ Brian M. O'Hara
                                          By___________________________________
                                                      Brian M. O'Hara
                                               President and Chief Executive
                                                          Officer

January 24, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Brian M. O'Hara            President, Chief Executive     January 24, 1997
____________________________________   Officer and Director
          Brian M. O'Hara              (Principal Executive
                                       Officer)


      /s/ Brian G. Walford           Executive Vice President and   January 24, 1997
____________________________________   Chief Financial Officer
          Brian G. Walford             (Principal Financial
                                       Officer and Principal
                                       Accounting Officer)

   /s/  Michael Esposito, Jr.        Director and Chairman of the   January 24, 1997
____________________________________   Board of Directors
       Michael Esposito, Jr.

      /s/  Robert Clements           Director                       January 24, 1997
____________________________________
          Robert Clements

       /s/  Gilbert Gould            Director                       January 24, 1997
____________________________________
           Gilbert Gould

        /s/  Ian R. Heap             Director                       January 24, 1997
____________________________________
            Ian R. Heap

                                     Director
____________________________________
            John Loudon

     /s/  Robert S. Parker           Director                       January 24, 1997
____________________________________
          Robert S. Parker

        /s/  Cyril Rance             Director                       January 24, 1997
____________________________________
            Cyril Rance

      /s/  Alan Z. Senter            Director                       January 24, 1997
____________________________________
           Alan Z. Senter

     /s/  John T. Thornton           Director                       January 24, 1997
____________________________________
          John T. Thornton

     /s/  Ellen E. Thrower           Director                       January 24, 1997
____________________________________
          Ellen E. Thrower

        /s/  John Weiser             Director                       January 24, 1997
____________________________________
            John Weiser