Form 10-Q
period 1997-02-28
EXEL LTD
filed 1997-04-14
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997


                        Commission File Number 1-10804


                                 EXEL LIMITED
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


The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of March 24, 1997 was 85,594,021 excluding 26,145,700 shares held in treasury.

                                 EXEL LIMITED

                              INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------


                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements:

          Consolidated Balance Sheets
             February 28, 1997 (unaudited) and
             November 30, 1996                                             3

          Consolidated Statements of Income
             Three Months Ended February 28, 1997
             and February 29, 1996 (unaudited)                             5

          Consolidated Statements of Cash Flows
             Three Months Ended February 28, 1997
             and February 29,1996 (unaudited)                              6

          Notes to Unaudited Consolidated
             Financial Statements                                          8

Item 2.   Management's Discussion and Analysis
             of Results of Operations and
             Financial Condition                                           10



                          Part II. OTHER INFORMATION
                          --------------------------


Item 6.   Exhibits and Reports on Form 8-K                                 21

          Signatures                                                       24

                                 EXEL LIMITED

                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)



                                                    February 28,   November 30,
                                                        1997           1996
                                                        ----           ----
                                                    (Unaudited)

                                    ASSETS
Investments:

  Fixed maturities, at market....................
  value (amortized cost : 1997 -  $2,575,469;
  1996 - $2,812,415).............................   $2,580,216     $2,844,877
  Equity securities, at market
  value (cost: 1997 - $616,239;
  1996 - $595,149)...............................      840,179        812,050
  Short-term investments, at market
  value (amortized cost: 1997 - $180,932;
  1996 - $115,791)...............................      181,010        115,999
                                                    ----------     ----------

  Total Investments..............................    3,601,405      3,772,926

Cash and cash equivalents........................      436,623        252,734
Investment in affiliates
(cost: 1997 - $280,748; 1996 - $280,748).........      419,229        414,891
Investment in partnerships.......................       25,573         23,803
Accrued investment income........................       40,305         55,729
Deferred acquisition costs.......................       26,215         30,383
Prepaid reinsurance premiums.....................       73,105         63,467
Premiums receivable..............................      307,489        345,082
Reinsurance balances receivable..................       62,448         46,444
Other assets.....................................       25,329         26,079
Receivable for investments sold..................        7,608             --
                                                    ----------     ----------
  Total Assets...................................   $5,025,329     $5,031,538
                                                    ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:

  Unpaid losses and loss expenses................   $2,147,689     $2,099,096
  Unearned premium...............................      646,305        679,535
  Premium received in advance....................       36,081         24,256
  Accounts payable and accrued liabilities.......       35,225         39,171
  Reinsurance premiums payable...................       35,236         31,347
  Payable for investments purchased..............         --           42,095
                                                    ----------     ----------
  Total Liabilities..............................   $2,900,536     $2,915,500
                                                    ==========     ==========

                                                           February 28,   November 30,
                                                               1997           1996
                                                           ------------   ------------
                                                            (Unaudited)



Contingencies and commitments


Shareholders' Equity:

  Ordinary shares (par value $0.01:
  authorized, 999,990,000 shares;
  issued and outstanding, 86,297,421 shares
  (excluding 25,442,300 shares held in
  treasury) at February 28, 1997 and
  87,170,644 shares (excluding 24,205,100
  shares held in treasury) at November 30, 1996                   863            872
  Contributed surplus..........................               291,160        282,980
  Net unrealized appreciation on investments                  230,569        256,430
  Deferred compensation........................               (13,721)        (4,169)
  Retained earnings............................             1,615,922      1,579,925
                                                           ----------     ----------
           Total shareholders' equity..........            $2,124,793     $2,116,038
                                                           ----------     ----------
           Total liabilities and
           shareholders' equity................            $5,025,329     $5,031,538
                                                           ==========     ==========



See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                                    Three Months Ended
                                              February 28,     February 29,
                                                  1997             1996
                                              ------------     ------------
                                                       (Unaudited)
Revenues:
  Net premiums earned.......................    $119,837         $130,258
  Net investment income.....................      51,557           47,773
  Net realized gains on sale of investments.      32,613          136,059
  Equity in net earnings of affiliates......      13,155           16,113
                                                --------         --------
        Total revenues......................     217,162          330,203
                                                --------         --------

Expenses:
  Losses and loss expenses..................      84,960          104,206
  Acquisition costs.........................       9,907            8,572
  Administration expenses...................      11,584            9,099
                                                --------         --------
        Total expenses......................     106,451          121,877
                                                --------         --------
Income before income tax expense............     110,711          208,326
Income tax expense..........................       2,593            1,237
                                                --------         --------
Net income..................................    $108,118         $207,089
                                                ========         ========
Weighted average number of
  ordinary shares and
  ordinary share equivalents
  outstanding...............................      87,835           95,604


Net income per ordinary
  share and ordinary share equivalent.......    $   1.23         $   2.17

Dividends declared per share................    $   0.32         $   0.20



See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                   Three Months Ended
                                              February 28,   February 29,
                                                  1997           1996
                                              ------------   ------------
                                                      (Unaudited)

Cash flows from operating activities
  Net income.................................  $  108,118     $  207,089

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net realized gains on sale of
    investments..............................     (32,613)      (136,059)
  Amortization of premium on fixed
    maturities...............................         325          1,131
  Amortization of deferred compensation......         797            314
  Equity in earnings of affiliate net of
    dividends received.......................      (6,013)       (13,705)
  Unpaid losses and loss expenses............      48,593         77,819
  Unearned premiums..........................     (33,230)        70,972
  Premiums received in advance...............      11,825         (3,042)
  Deferred acquisition costs.................       4,168          6,941
  Prepaid reinsurance premiums...............      (9,638)       (37,517)
  Premiums receivable........................      37,593        (70,379)
  Reinsurance balances receivable............     (16,004)       (14,133)
  Reinsurance premiums payable...............       3,889         15,958
  Accrued investment income..................      15,424          7,572
  Accounts payable and accrued liabilities...      (3,946)        (3,847)
                                               ----------     ----------
    Total adjustments........................      21,170        (97,975)
                                               ----------     ----------
  Net cash provided by operating
    activities...............................     129,288        109,114
                                               ----------     ----------
Cash flows provided by (used in)
  investing activities:
  Proceeds from sale of fixed maturities
    and short-term investments...............   4,030,688      2,108,284
  Proceeds from redemption of fixed
    maturities and short-term
    investments..............................      25,100         40,500


                                                   Three Months Ended
                                              February 28,   February 29,
                                                  1997           1996
                                              ------------   ------------
                                                      (Unaudited)

  Proceeds from sale of equity securities...       90,977        319,973
  Purchases of fixed maturities and
    short-term investments..................   (3,936,390)    (2,506,587)
  Purchases of equity securities............      (77,074)      (100,549)
  Deferred (losses) gains on forward hedge
    contracts...............................       (3,381)         2,203
  Investment in limited partnerships........       (1,770)             -
  Other assets..............................          750           (784)
                                              -----------    -----------
  Net cash provided by (used in) investing
    activities..............................      128,900       (136,960)
                                              -----------    -----------
Cash flow (used in) provided by
  financing activities:
  Dividends paid............................      (27,612)       (18,856)
  Issuance of shares........................          362            126
  Proceeds from exercise of options.........        1,427          1,625
  Repurchase of treasury shares.............      (48,476)       (22,155)
                                              -----------    -----------
Net cash used in financing activities.......      (74,299)       (39,260)
                                              -----------    -----------
Increase (decrease) in cash and cash
  equivalents...............................      183,889        (67,106)
                                              -----------    -----------
Cash and cash equivalents - beginning
  of period.................................      252,734        673,433
                                              -----------    -----------
Cash and cash equivalents - end
of period...................................  $   436,623    $   606,327
                                              ===========    ===========


See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of EXEL Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-K
(No. 1-10804).

      All share amounts have been adjusted for one-for-one stock dividend paid to shareholders of record on July 26, 1996.

NOTE B - INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited, a 26% (1996 - 28%) owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                                 Quarter ended January 31,
  Income Statement Data                                1997        1996
                                                 ------------- ------------
                                                        (Unaudited)
  Net premiums earned                               $  108,077   $  102,106
  Net investment income                                 23,840       19,046
  Net realized gains on sale of
    investments                                          2,658        9,181
  Net income                                        $   52,003   $   57,814
                                                    ==========   ==========

  Company's share of net income                     $   13,296   $   16,113
                                                    ==========   ==========


                                                   January 31,  October 31,
  Balance Sheet Data                                   1997        1996
                                                   -----------  -----------
                                                   (Unaudited)


  Cash, investments and accrued interest            $1,619,178   $1,539,259
  Other assets                                         637,774      483,440
                                                    ----------   ----------

  Total assets                                      $2,256,952   $2,022,699
                                                    ==========   ==========

  Reserves for losses and loss expenses             $  438,982   $  422,252
  Reserves for unearned premiums                       436,525      287,494
  Other liabilities                                    195,636      195,754
  Shareholders' equity                               1,185,809    1,117,199
                                                    ----------   ----------

  Total liabilities and shareholders' equity        $2,256,952   $2,022,699
                                                    ==========   ==========

  Company's share of shareholders' equity           $  303,188   $  314,256
                                                    ==========   ==========



The Company received dividends from its affiliate of $7.3 million and $2.4 for the quarters ended January 31, 1997 and 1996, respectively.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------


       Results of Operations for the Three Months Ended February 28,1997
       -----------------------------------------------------------------
             Compared to the Three Months Ended February 29, 1996
             ----------------------------------------------------


     Table I presents an analysis of the Company's underwriting revenues for the periods indicated:

      Table I
      -------

                                     Three Months Ended
                                  February 28,  February 29,
                                     1997           1996       % Change
                                     ----           ----       --------
                                         (unaudited)
     Gross premiums written        $104,350        219,130      (52.4)%
     Net premiums written            76,969        163,713      (53.0)
     Net premiums earned            119,837        130,258       (8.0)

     The decrease in gross premiums written in the first quarter of 1997 was impacted by the cancellation of two specialty reinsurance assumed ("SRA") contracts written in the first quarter of 1996, resulting in the return of $56.0 million in premium. Of this amount $46.8 million was unearned. In addition, in the first quarter of 1996, another SRA contract was written retroactively from June 1, 1995 resulting in a premium of $22.5 million over three years. Further discussion is provided on these matters following Table II.

     Gross premiums written are also affected by the level of multi-year policies written or as in the above case, cancelled in any given year. If gross premiums were adjusted for this multi-year effect, adjusted premiums would be $135.1 million and $177.9 million for 1997 and 1996, respectively. If, in addition, the above mentioned SRA items were also excluded, gross premiums written would be $141.2 million and $150.7 million, respectively.

     A discussion of the decline in net premiums written and net premiums earned can be found following Table III.

     Table II presents the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.) and X.L. Europe Insurance (X.L.E.)and X.L. Reinsurance Company, Ltd. (XLRe) adjusted for the effects of multi-year premiums:

Table II
--------

                                           Three Months Ended

                        February 28, 1997                        February 29, 1996
                    X.L.     X.L.E.      XLRe     Total      X.L.      X.L.E.     XLRe     Total
                 --------------------------------------------------------------------------------
                                               (Unaudited)


General
 liability       $ 73,911  $16,763          -   $ 90,674   $ 83,301   $20,645  $      -  $103,946
Directors
 and officers
 liability          3,958      391          -      4,349      4,513       454         -     4,967
Professional
 liability          3,797    1,195          -      4,992      3,804       992         -     4,796
Employment
 practices
 liability          4,249        -          -      4,249          -         -         -         -
Property            4,332      981          -      5,313      3,787         -         -     3,787
X.L. Risk
 Solutions          3,260        -          -      3,260          -         -         -         -
Specialty
 reinsurance
 assumed            5,468    4,695     12,058     22,221     10,150     9,723    40,562    60,435
                 --------------------------------------------------------------------------------
Annualized
 premiums          98,975   24,025     12,058    135,058    105,555    31,814    40,562   177,931
Multi-year
 premiums          17,254     (940)   (47,022)   (30,708)   (28,400)       77    69,522    41,199
                 --------------------------------------------------------------------------------

                 $116,229  $23,085   $(34,964)  $104,350   $ 77,155   $31,891  $110,084  $213,120
                 ================================================================================


     The decline in gross written premiums on an annual basis is largely due to anomalies in the SRA line and the continuing competitive pressures felt by the general liability product line. Directors and officers and professional liability remain relatively flat, while employment practices liability continues to grow. The other growth areas include the property and X.L. Risk Solutions product lines.

     As disclosed in previous filings, some SRA policies can have significant premiums due to the nature of the risks and the multi-year coverage. These policies can be loss sensitive, providing large penalty premiums in the event of losses, and the return of significant levels of premiums where little or no losses are incurred by the end of the policy term. During the quarter, two reinsureds with XLRe cancelled and entered into new contracts, resulting in the return of $56.0 million in premium of which $9.2 million had been earned. The net expense of the $9.2 million was offset by the release of the same amount accrued in experience reserves. Because of the apparent intent of these respective reinsureds to cancel and rewrite their contracts after one year where it is loss free, only the first year of the go forward contract net of experience contributions has been recorded, resulting in premium of $3.1 million. The intent of the other existing property reinsureds will be assessed at the first anniversary of their contracts and will be accounted for in accordance with their intent at that time.

     During the first quarter of 1996 X.L. wrote an SRA policy retroactively from June 1, 1995 resulting in an adjusted premium of 15.3 million and a future year premium of $7.3 million. The latter amount will not be recognized in annual premium until the third quarter of 1997.

     SRA premiums assumed by X.L.E. relate mostly to reinsurance protection to a Bermuda insurer which provides certificates of responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. Premiums from this program have decreased by approximately $6.0 million, largely due to a recent restructuring of the facility to an excess of loss basis from a quota share basis.

     X.L. Risk Solutions was introduced late in the second quarter of 1996. X.L. Risk Solutions is a coordinated initiative with CIGNA Risk Solutions, between the Company and CIGNA Property and Casualty ("CIGNA"). It provides combined limits of capacity for two or more of the Company's stand alone product lines over three or more years. In addition, the Company has commenced providing combined capacity coverage with CIGNA which is reflected in the property line, together with the continuing growth of the Company's traditional property cover.

     Employment practices liability was also introduced late in the second quarter of 1996, with the first premium written during the third quarter of said fiscal year.

     General liability insurance results continue to reflect the impact of competitive pressures from the U.S. domestic market and Lloyds of London. Despite these pressures, this division managed to maintain 84.5% of its business. Excluding insureds acquired by existing insureds, this ratio increased to 87.0%. The retention ratio for the same period in 1996 was 88.3%. The decline was largely caused by X.L.E. having a retention ratio of 75.6%. Average attachments on premiums written increased from $108.4 million to $129.8 million and limits increased from $84.4 million to $88.0 million for the quarters ended February 29, 1996 and February 28, 1997, respectively.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated:

Table III
---------

                                 Gross                            Net                         Net
                            Premiums Written               Premiums written             Premiums earned
                            ----------------               -----------------            ----------------

                                                          Three Months Ended

                          Feb. 28,   Feb. 29,           Feb. 28,        Feb.29,       Feb. 28,      Feb. 29,
                            1997       1996               1997           1996           1997          1996
                            ----       ----               ----           ----           ----          ----
                                                              (Unaudited)


General liability         $ 94,739   $104,341          $ 71,420       $ 50,168        $ 75,425      $ 82,167
Directors and officers
   liability                 5,284      4,967             5,284          4,967           5,504         6,275
Professional liability       6,844      5,555             6,844          5,555          12,507        13,371
Employment practices
   liability                 4,249          -             2,603              -             821             -
Property                     9,480      5,810             8,206          4,566           5,321         4,897
Risk solutions               8,555          -             7,413              -           1,671             -
Reinsurance assumed        (24,801)    98,457           (24,801)        98,457          18,588        23,548
                          ----------------------------------------------------------------------------------
                           104,350    219,130            76,969        163,713         119,837       130,258


Multi year premiums         30,708    (41,199)           21,993        (41,199)              -             -
Annual adjustment for
   reinsurance assumed
   contracts                 6,180    (27,250)            6,180        (27,250)          7,729        (5,972)
Reinsurance general
   liability quota
   share of unearned
   premium                       -          -                 -         35,544               -             -
                          ----------------------------------------------------------------------------------

                          $141,238   $150,681          $105,142       $130,808        $127,566      $124,286
                          ==================================================================================

     Net premiums written were affected by the SRA anomalies and multi-year adjustments. In addition, the 1996 quarter reflects the cession of part of the general liability unearned premium reserve of $35.5 million on the commencement of the quota share treaty, December 1, 1995. With effect from December 1, 1996 general liability premiums written under the managed alternate rating methodology are also included which resulted in $7.0 million in premiums ceded. In addition, the employment practices liability, X.L. Risk Solutions and property business lines are all subject to reinsurance.

     Net earned premiums were also impacted by the SRA volatility. As disclosed above, if these SRA premiums had been excluded, net earned premiums would have been $127.6 million and $124.3 million for 1997 and 1996, respectively.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliates:

     Table IV
     --------

                                  Three Months Ended
                                February 28,  February 29,
                                    1997          1996     % Change
                                    ----          ----     --------
                                      (unaudited)

     Net investment income         $51,557      $ 47,773      7.9%
     Net realized gains             32,613       136,059      N/M
     Equity in net earnings
       of affiliates                13,155        16,113    (18.3)

     Net investment income has increased due to the higher performance of the U.S. bond market over the same quarter last year.

     The significant gains realized in 1996 were the result of the liquidation of two fixed maturity portfolios and one equity portfolio due to similarities in strategies between managers. During the first quarter of 1997, the fixed maturity portfolio was extensively restructured, realizing losses of $5.2 million. The equity managers took $37.8 million in gains of which $8.9 million were gains realized by a synthetic equity portfolio. A further discussion of these derivatives is included under "Financial Condition and Liquidity below" .

     The decrease in equity earnings in affiliates is attributable to Mid Ocean Limited ("MOCL") having a 10% decline in its net income. In addition the Company's ownership MOCL interest in decreased from approximately 27.9% to 25.6% compared to the prior quarter, following the exercise of options by MOCL's founding shareholders.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:

                                         Three Months Ended
                                     February 28,  February 29,
                                         1997          1996
                                         ----          ----
                                             (unaudited)

       Loss and loss expense ratio       70.9%         80.0%
       Underwriting expense ratio        17.9%         13.6%
       Combined ratio                    88.8%         93.6%

     The decrease in the loss and loss expense ratio is the result of several factors. There was a net release of short-tail reserves of $3.8 million and a pull down effect caused by the release of SRA experience reserves, returned as premium in the amount of $9.2 million, as previously mentioned. After adjusting for these items the loss ratio would have been 75.9%. The decrease in the adjusted ratio reflects the reserving methodology on the SRA business, which is established on a contract by contract basis. A significant component of this business has been short tail, and due to the level of attachments involved, no incurred but not reported reserves ("IBNR") has been accrued on several contracts.

     The return of the SRA premiums also affected the expense ratio. In addition, during the fourth quarter of 1996 X.L. acquired the assets of the American Excess Insurance Association ("AEIA"). X.L. is subject to a fee based upon the level of the AEIA book that binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned items, the expense ratio would have been 15.4%.

     Net income was $108.1 million or $1.23 per share and $207.1 million per share or $2.17 per share for the quarters ended February 28, 1997 and February 29, 1996, respectively, representing a decrease of 43.3% per share. The decrease in per share amounts is primarily due to realized investment gains of $32.6 million compared to $136.1 million for the respective quarters.

Financial Condition and Liquidity
---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, X.L. must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At February 28, 1997, X.L. could have paid dividends in the amount of approximately $1.2 billion. Neither the Company nor any of its subsidiaries other than X.L. and XLRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at February 28, 1997 was $2.1 billion, of which $1.6 billion was retained earnings.

     At February 28, 1997, total investments and cash net of unsettled investment trades were $4.0 billion, unchanged from November 30, 1996. The Company's fixed income investments (including short-term investments and cash equivalents) at February 28, 1997 represented approximately 79% of invested assets and were managed by several outside investment management firms with different strategies. Substantially all fixed income securities are of investment grade, and approximately 66% of the portfolio is in U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities rated Aa or AA or better by a nationally recognized rating agency. Cash and cash equivalents net of pending investment trades was $444.2 million at February 28, 1997, compared to $210.6 million at November 30, 1996.

     In fiscal 1996 and in fiscal 1997 through February 28, the total amount of losses paid by the Company was $302.6 million and $51.4 million, respectively.

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of 0.5 to 1 (calculated on an annual basis) for the three months ended February 28, 1997 and for the year ended November 30, 1996.

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

     The Company commenced its initial share buy back program in September 1993 as authorized by the Board of Directors and obtained approval for subsequent programs as each program was completed. As at February 28, 1997 the Company had repurchased 25.4 million shares in total. During the quarter then ended, the Company had purchased 1.2 million shares at a cost of $48.5 million leaving 1.6 million shares out of the 5 million shares authorized by the Board of Directors on June 28, 1996. On January 24, 1997 the Board of Directors authorized the repurchase of a further 3 million shares.

Derivative Financial Instruments
--------------------------------

     Foreign Currency Risk Management
     --------------------------------

     As part of its current investment strategy, the Company invests in non-U.S. Dollar denominated fixed maturities and equities. The Company hedges the majority of the foreign currency exposure of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. When an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase. At February 28, 1997 the Company had, as hedges, foreign exchange contracts for the sale of $262.7 million and the purchase of $30.8 million of foreign exchange at fixed rates, primarily Australian Dollars (15% of net contract value), German Marks (15%), Japanese Yen (13%), Canadian Dollars (12%) and Swedish Kroners (12%). No other currency was greater than 10%. The market value of non-U.S. Dollar fixed maturities held by the Company as at February 28, 1997 was $225.00 million. The balance of the hedges are being utilized to cover currency exposure on accrued interest.

     --------------------------------

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at February 28, 1997, unrealized deferred gains amounted to $1.2 million, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of, these contracts are also deferred and included in shareholders equity until the corresponding investment is sold. As at February 28, 1997, realized deferred losses amounted to $0.1 million.

     The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its non-U.S. Dollar equity investments. These contracts are not designated as specific hedges and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. At February 28, 1997, the Company had such forward contracts outstanding of $358.2 million, with unrealized gains of $12.6 million. Gains of $1.6 million were realized during the three month period then ended. Based on the outstanding contracts' value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at February 28, 1997 would have resulted in approximately $22.0 million or $2.5 million in unrealized gains, respectively.

     The Company also manages exchange risk for a particular non-U.S. Dollar fixed maturity portfolio in a manner similar to that of its non-U.S. Dollar equity portfolio. The Company had outstanding forward contracts for sale of $208.6 million and for purchase of $41.4 million of foreign currencies at fixed rates. A 5% appreciation or devaluation of the U.S. Dollar as compared to the other currencies under contract at February 28, 1997 would have resulted approximately in unrealized gains of $7.6 million and unrealized losses of $9.2 million. The market value of the non-U.S. Dollar fixed maturities held was $154.0 million.

     --------------------------------

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. Dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At February 28, 1997, the Company had $4.2 million of such contracts outstanding, and had recognized a minimal amount in realized and unrealized losses for the three month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at February 28, 1997 would have had no material effect on income.

     Speculative Financial Instruments
     ---------------------------------

     In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. During 1996 these guidelines were amended so that this exposure could be obtained by direct holdings of publicly traded equities and by investing in a synthetic portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at February 28, 1997, the portfolio held $259.8 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $260.7 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in positions of $272.7 million and $246.8 million respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the quarter ended February 28, 1997, net realized gains from index futures totalled $8.9 million.

     With the introduction of the new fixed maturity managers during February 1997, certain managers may utilize derivative instruments to add value to the investments they manage where they believe market deficiencies exist. Once such manager had bond futures outstanding of $111.0 million with underlying investments having a market value of $784.1 million at February 28, 1997. (All managers are restricted from leveraging their derivative positions). A 5% appreciation or devaluation of these bond futures at this time would have resulted approximately in unrealized gains of $5.6 million and unrealized losses of $5.5 million.

     ---------------------------------

     Another investment manager utilizes both stock and bond futures in the global market to take advantage of market deficiencies between countries and types of securities. All futures are collateralized by U.S. Treasury securities. The total stock and bond futures' exposure at February 28, 1997 for this manager was $27.6 million with underlying investments having a value of $51.9 million. A 5% appreciation or devaluation of these futures would have resulted approximately in unrealized gains of $1.4 million and unrealized losses of $1.4 million.

Current Outlook
---------------

     The Company believes competitive pressures will continue throughout fiscal 1997 and constrain growth in the Company's traditional product lines. However, the Company believes specific opportunities will exist in 1997 for growth in the Company's property, X.L. Risk Solutions and employment practices liability product lines, XLRe's specialty reinsurance lines, further developments in non-U.S. business and selected types of political risk insurance.

     The Company undertakes no lobligation to update publicly changes in its beliefs expressed herein.

                                 EXEL LIMITED

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     Exhibit 11.  Statement regarding Computation of Per Share Earnings.

     No reports on Form 8-K were filed during the three month period ended February 28, 1997.

                                                                      Exhibit 11
                                      22

                                 EXEL LIMITED

                COMPUTATION OF EARNINGS PER ORDINARY SHARE AND
                           ORDINARY SHARE EQUIVALENT

                                             Three Months Ended
                                          February 28,  February 29,
                                              1997          1996
                                          ------------  ------------
                                                  (unaudited)
                                       (U.S. dollars in thousands except
                                               per share amounts)

(A)  Earnings per ordinary
     share and ordinary share
     equivalent -- primary:
      Weighted average shares
        outstanding..............            86,858          94,476
      Average stock options
        outstanding (net of
        repurchased shares
        under the treasury
        stock method)............               977           1,128
                                            -------         -------
      Weighted average ordinary
        shares and ordinary
        share equivalents
        outstanding..............            87,835          95,604
                                            =======         =======


      Net income:
        Actual net income........          $108,118        $207,089
        Assumed earnings
          on excess option
          proceeds...............                 -               -
                                            -------         -------
      Adjusted net income........          $108,118        $207,089
                                           ========        ========
      Earnings per ordinary
        share and ordinary
        share equivalent.........             $1.23           $2.17
                                           ========        ========


                                      23

                                             Three Months Ended
                                          February 28, February 29
                                              1997         1996
                                              ----         ----
                                                 (unaudited)

                                       (U.S. dollars in thousands except
                                               per share amounts)
(B)  Earnings per ordinary
     share and ordinary share
     equivalent -- assuming
     full dilution:
       Weighted average shares
         outstanding...............            86,858       94,476
       Average stock options
         outstanding (net of
         repurchased shares
         under the treasury
         stock method).............             1,173        1,226
                                             --------     --------
       Weighted average ordinary
         shares and ordinary
         share equivalents
         outstanding...............            88,031       95,702
                                             ========     ========
       Net income:
         Actual net income.........          $108,118     $207,089
         Assumed earnings
           on excess option
           proceeds................                 -            -
                                             --------     --------
       Adjusted net income.........          $108,118     $207,089
                                             ========     ========

         Earnings per ordinary
         share and ordinary
         share equivalent..........          $   1.23     $   2.16
                                             ========     ========

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EXEL LIMITED
                                     ----------------------------
                                             (Registrant)




April 11, 1997                       /s/ Brian M. O'Hara
                                     ----------------------------
                                         Brian M. O'Hara
                                          President and
                                       Chief Executive Officer




April 11, 1997                       /s/ Brian G. Walford
                                     ----------------------------
                                         Brian G. Walford
                                     Executive Vice President and
                                       Chief Financial Officer