Form 10-Q
period 1997-05-31
EXEL LTD
filed 1997-07-08
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                        Commission File Number 1-10804

                                 EXEL LIMITED
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

    Cayman Islands                                                98-0058718
------------------------                                    -------------------
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

                   YES    X              NO __________
                      ---------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of June 27, 1997 was 84,366,824 excluding 27,574,800 shares held in treasury.

                                 EXEL LIMITED

                              INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

                                                                 Page No.
                                                                 -------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
               May 31, 1997 (unaudited) and
               November 30, 1996                                    3

          Consolidated Statements of Income
               Three Months Ended May 31, 1997
               and 1996 (unaudited) and Six Months
               Ended May 31, 1997 and 1996 (unaudited)              5

          Consolidated Statements of Cash Flows
               Six Months Ended May 31, 1997
               and 1996 (unaudited)                                 6

          Notes to Unaudited Consolidated
               Financial Statements                                 8

Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                                  11


                          PART II. OTHER INFORMATION
                          --------------------------

Item 4.   Submission of Matters to a Vote of Shareholders           29

Item 6.   Exhibits and Reports on Form 8-K                          31

Signatures                                                          34

                                 EXEL LIMITED

                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                                      May 31,       November 30,
                                                       1997            1996
                                                       ----            ----
                                                    (Unaudited)
                                  ASSETS
Investments:

  Fixed maturities, at market value
  (amortized cost : 1997 - $2,727,275;               $2,733,473       $2,844,877
  1996 - $2,812,415) ..............................
  Equity securities, at market value
  (cost: 1997 - $660,620; 1996 - $595,149) ........     832,212          812,050
  Short-term investments, at market
  value (amortized cost: 1997 - $198,933;
  1996 - $115,791) ................................     198,736          115,999

                                                    -----------     ------------

  Total Investments                                   3,764,421        3,772,926

Cash and cash equivalents .........................     580,289          252,734
Investment in affiliates
(cost: 1997 - $281,867; 1996 - $280,748)...........     426,899          414,891
Investment in partnerships.........................      26,435           23,803
Accrued investment income..........................      47,413           55,729
Deferred acquisition costs.........................      24,141           30,383
Prepaid reinsurance premiums.......................      70,641           63,467
Premiums receivable................................     292,490          345,082
Reinsurance balances receivable....................      79,423           46,444
Other assets.......................................      35,203           26,079
                                                    -----------     ------------

  Total Assets.....................................  $5,347,355       $5,031,538

                                                    ===========     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Unpaid losses and loss expenses..................  $2,200,444       $2,099,096
  Unearned premium.................................     578,374          679,535
  Premium received in advance......................      54,767           24,256
  Loans payable....................................      71,000           11,000
  Accounts payable and accrued liabilities.........      21,536           28,171
  Reinsurance premiums payable.....................      32,882           31,347
  Payable for investments purchased................     217,944           42,095

                                                    -----------     ------------

Total Liabilities..................................  $3,176,947       $2,915,500

                                                    -----------     ------------

                                                                       May 31,       November 30,
                                                                        1997            1996
                                                                        ----            ----
                                                                    (Unaudited)
Contingencies

Shareholders' Equity:

     Ordinary shares (par value $0.01):
     authorized, 999,990,000 shares;
     issued and outstanding, 84,316,870 shares
     (excluding 27,574,800 shares held in
     treasury) at May 31, 1997 and 87,170,644
     shares (excluding 24,205,100 shares held in
     treasury) at November 30, 1996..........................              843               872
     Contributed surplus.....................................          287,789           282,980
     Net unrealized appreciation of investments..............          179,011           256,430
     Deferred compensation...................................          (12,962)           (4,169)
     Retained earnings.......................................        1,715,727         1,579,925

                                                                  -------------     -------------

              Total shareholders' equity.....................      $ 2,170,408       $ 2,116,038

                                                                  -------------     -------------
              Total liabilities and
              Shareholders' equity...........................      $ 5,347,355       $ 5,031,536

                                                                  =============     =============


See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED


                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                                        Three Months               Six Months
                                                            Ended                     Ended
                                                            May 31,                  May 31,
                                                        1997        1996          1997       1996
                                                        ----        ----          ----       ----
                                                                       (Unaudited)
Revenues:
     Net premiums earned............................... $129,817    $131,952      $249,654   $262,210
     Net investment income.............................   54,160      50,249       105,717     98,022
     Net realized gains on sale of
        investments....................................  126,313      16,202       158,926    152,261
     Equity in net earnings of affiliates..............   15,739      14,282        28,894     30,395
                                                        ----------------------------------------------

          Total revenues                                 326,029     212,685       543,191    542,888

                                                        ----------------------------------------------

Expenses:
     Losses and loss expenses..........................   91,317     103,556       176,277    207,762
     Acquisition costs.................................   10,792       9,012        20,699     17,584
     Administration expenses...........................   12,078      10,636        23,662     19,735
                                                        ----------------------------------------------

          Total expenses                                 114,187     123,204       220,638    245,081

                                                        ----------------------------------------------

Income before income tax expenses......................  211,842      89,481       322,553    297,807
Income tax expense.....................................      262         495         2,855      1,732

                                                        ----------------------------------------------

Net income............................................. $211,580    $ 88,986     $ 319,698  $ 296,075

                                                        ==============================================

Weighted average number of
     ordinary shares and
     ordinary share equivalents
     outstanding.......................................   85,859      93,545        86,820     94,522

Net income per ordinary
     share and ordinary share
     equivalent........................................    $2.46       $0.95         $3.68      $3.13

Dividends declared per share...........................    $0.32       $0.25         $0.64      $0.45


         See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                      Six Months Ended
                                                                          May 31,
                                                                    1997           1996
                                                                    ----           ----
                                                                       (Unaudited)
Cash flows from operating activities
  Net income ..........................................         $  319,698      $  296,075

Adjustments to reconcile net income
  to net cash provided by operating activities:
  Net realized gains on sale of investments ...........           (158,926)       (152,261)
  Amortization of premium on fixed maturities..........                318           3,573
  Amortization  of deferred compensation ..............              1,596             628
  Equity in earnings of affiliates net of
    dividends received and consolidation
    adjustments .......................................            (15,082)        (24,151)
  Unpaid losses and loss expenses .....................            101,348          34,081
  Unearned premiums ...................................           (101,161)         81,412
  Premiums received in advance ........................             30,511          22,478
  Deferred acquisition costs ..........................              6,242           8,283
  Prepaid reinsurance premiums ........................             (7,174)        (36,103)
  Premiums receivable .................................             52,592        (127,526)
  Reinsurance balances receivable .....................            (32,979)        (28,284)
  Reinsurance premiums payable ........................              1,535          12,100
  Accrued investment income ...........................              8,316           1,607
  Accounts payable and accrued liabilities ............             (6,635)          6,631
                                                                -----------     ------------

    Total adjustments .................................           (119,499)       (197,532)

                                                                -----------     ------------

  Net cash provided by operating activities                        200,199          98,543

                                                                -----------     ------------
Cash flows provided by (used in)
  investing activities:
  Proceeds from sale of fixed maturities
    and short-term investments ........................          5,725,579       2,872,664
  Proceeds from redemption of fixed
    maturities and short-term investments .............             80,360          79,000

                                                      Six Months Ended
                                                           May 31,
                                                     1997            1996
                                                     ----            ----
                                                          (Unaudited)
Proceeds from sale of equity securities.......      573,524        402,107
Purchases of fixed maturities and
  short-term investments......................   (5,648,824)    (3,497,370)
Purchases of equity securities................     (459,654)      (208,691)
Deferred gains (losses) on forward hedge
  contracts...................................       (1,249)         2,770
Investment in affiliates......................       (1,119)        (1,620)
Investment in limited partnerships............       (2,632)             -
Other assets..................................       (9,124)        (9,089)
                                                -----------    -----------
Net cash provided by (used in) investing
  activities..................................      256,861       (360,229)
                                                -----------    -----------
Cash flow (used in) provided by financing
  activities:
  Dividends paid..............................      (54,594)       (42,006)
  Issuance of shares..........................          355            126
  Proceeds from exercise of options...........        3,965          4,562
  Repurchase of treasury shares...............     (139,231)      (174,305)
  Loans payable...............................       60,000              -

                                                -----------    -----------
Net cash used in financing activities.........     (129,505)      (211,623)
                                                -----------    -----------
Increase (Decrease) in cash and cash
  equivalents.................................      327,555       (473,309)
                                                -----------    -----------
Cash and cash equivalents - beginning
  of period...................................  $   252,734    $   673,433
                                                -----------    -----------
Cash and cash equivalents - end of period.....  $   580,289    $   200,124
                                                ===========    ===========

   Taxes paid.................................  $     1,799    $     1,571
                                                ===========    ===========

See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of EXEL Limited (together with its subsidiaries, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804).

     All share amounts have been adjusted for the one-for-one stock dividend paid to shareholders of record on July 26, 1996.

2.   INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited, a 25.6% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                            Three Months Ended       Six Months Ended
                                                 April 30                April 30,
     Income Statement Data                  1997         1996        1997        1996
                                            ----         ----        ----        ----
                                                            (unaudited)
     Net premiums earned                  $130,772     $102,274    $238,849   $204,379
     Net investment income                  25,335       19,911      49,175     38,957
     Net realized (losses) gains
       on sale of investments               (3,387)      (1,986)       (729)     7,196
     Net income                           $ 62,916     $ 50,972    $114,918   $108,787
                                          ============================================
     Company's share of net income        $ 16,606     $ 14,282    $ 29,302   $ 30,395
                                          ============================================

                                                     April 30,            October 31,
     Balance Sheet Data                                 1997                 1996
                                                     -----------          -----------
                                                     (Unaudited)
     Cash, investments and accrued
       interest                                      $1,645,031           $1,539,259
     Other assets                                       614,292              483,440
                                                     -----------          -----------
     Total assets                                    $2,259,323           $2,022,699
                                                     ===========          ===========

     Reserves for losses and
       loss expenses                                 $  476,366           $  422,252
     Reserves for unearned premiums                     440,748              287,494
     Other liabilities and minority
       interest                                         134,466              195,754
     Shareholders' equity                             1,207,743            1,117,199
                                                     -----------          -----------
     Total liabilities
       and shareholders' equity                      $2,259,323           $2,022,699
                                                     ===========          ===========
     Company's share of
       shareholders' equity                          $  309,122           $  314,256
                                                     ===========          ===========

During the six months ended April 30, 1997 and 1996 the Company received dividends from its affiliate of $14.5 million, and $5.1 million, respectively.

3.   ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This statement simplifies the standards in APB-15 for computing earnings per share by replacing primary earnings per share and by altering the calculation of diluted earnings per share, which replaces fully diluted earnings per share.

     FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure," effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non public entities from certain disclosure.

     Both new standards are expected to have a minimal impact on the Company.

4.   SUBSEQUENT EVENTS

     On June 11, 1997 23,071,143 shares of GCR Holdings Limited ("GCR") (or approximately 90 percent of the outstanding shares of GCR) were validly tendered pursuant to the cash tender offer of $27.00 per share (or $622.9 million) made by the Company through its subsidiary Exel Acquisitions Ltd. This transaction was funded through the Company's line of credit facility with Mellon Bank and the balance from its fixed income portfolio. The amount of $400 million was drawn from an available line of $500 million, repayable over various periods over the next six months of which $300 million will be repaid after one month through the liquidation of the GCR investment portfolio. GCR's operations will be supported by the Company's investment portfolio and the line of credit. Interest rates on these loans vary with their maturity, and are established at the US Libor rate plus 20 basis points.

     The Company's $200 million revolving line of credit with Mellon Bank was replaced on June 11, 1997, by two revolving lines of credit, each for $250 million, one maturing in one year, the other in five years. These facilities are provided by a syndicate of banks, led by Mellon Bank.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

         Results of Operations for the Three Months Ended May 31, 1997
         -------------------------------------------------------------
                Compared to the Three Months Ended May 31, 1996
                -----------------------------------------------

          Table I presents an analysis of the Company's underwriting revenues for the periods indicated (U.S. dollars in thousands):

     Table I
     -------

                                        Three Months Ended
                                             May 31,


                                       1997              1996       % Change
                                       ----              ----       --------
                                           (unaudited)
     Gross premiums written           $81,266          $160,169       (49.3)%
     Net premiums written              64,350           143,810       (55.3)%
     Net premiums earned              128,817           131,952        (1.6)%

     The decrease in gross premiums written in the second quarter of 1997 was impacted by speciality reinsurance assumed ("SRA") contracts written in the second quarter of 1996, being rewritten, resulting in the return of $33.1 million in premium of which $26.7 million was unearned. Further discussion is provided on this matter following Table II.

     Gross premiums written were also affected by the level of multi-year policies written or as in the above case, cancelled in any given year. If gross premiums were adjusted for this multi-year effect, adjusted premiums would be $110.9 million and $105.5 million for 1997 and 1996, respectively. If, in addition, the above mentioned SRA items were also excluded, gross premiums written would have been $113.1 million and $95.5 million respectively.

     A discussion of the decrease in net premiums written and net premiums earned can be found following Table III.

     Table II presents the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.), X.L. Europe Insurance (X.L.E.) and X.L. Reinsurance Company, Ltd. (XLRe) and reflects the growth in SRA business for the periods indicated, adjusted for the effects of multi-year premiums (U.S. dollars in thousands):

     Table II
     --------

                                             Three Months Ended May 31,
                                        1997                                       1996
                         X.L.      X.L.E.     XLRe     Total     X.L.       X.L.E.      XLRe     Total
                        -----------------------------------------------------------------------------------
                                                       (Unaudited)
General liability       $41,072    $9,638      -       $50,710   $52,941    $12,535      -        $65,476

Directors and officers
 liability                3,024       919      -         3,943     5,368      1,069      -          6,437

Professional liability    8,290     2,263      -        10,553     7,354      2,417      -          9,771

Employment practices
 liability                  480      -         -           480       -         -         -           -

Property                  5,712       797      -         6,509     3,221        (38)     -          3,183

X.L. Risk solutions       3,316      -         -         3,316     1,900       -         -          1,900

Specialty reinsurance
 assumed                  3,500     1,103    30,764     35,367       -        2,723    15,978      18,701
                        -----------------------------------------------------------------------------------
Annualized premiums      65,394    14,720    30,764    110,878    70,784     18,706    15,978     105,468

Multi-year premiums      (2,052)   (1,443)  (26,117)   (29,612)   14,062      9,703    30,936      54,701
                        -----------------------------------------------------------------------------------

Gross premiums written  $63,342   $13,277   $ 4,647    $81,266   $84,846    $28,409   $46,941    $160,169
                        ===================================================================================

     The increase in gross written premiums on an annual basis is largely due to the SRA line. This growth has been offset by decreases in the general liability and directors and officers liability product lines. Professional liability and employment practices liability grew modestly. The other growth areas include the property and X.L. Risk Solutions product lines.

     As disclosed in previous filings, some SRA policies can have significant premiums due to the nature of the risks and the multi-year coverage. These policies are loss sensitive, providing large penalty premiums in the event of losses, and the return of significant levels of premiums where little or no losses are incurred by the end of the policy term. During the quarter, an XLRe reinsured entered into a new contract, resulting in the return of $33.1 million in premium of which $6.4 million had been earned. The net expense of the $6.4 million was offset by the release of the same amount accrued in experience reserves. Because of the now apparent intent of this reinsured to cancel and rewrite its contract after one year when it is loss free, only the first year of the go forward contract net of experience contribution has been recorded, resulting in gross premiums written of $3.0 million.

     SRA premiums assumed by X.L.E. relate in part to reinsurance protection to a Bermuda insurer which provides certificates of responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. Premiums from this program have decreased largely due to a restructuring of the facility to an excess of loss basis from a quota share basis.

     X.L. Risk Solutions was introduced late in the second quarter of 1996. X.L. Risk Solutions is a coordinated initiative with CIGNA Risk Solutions, between a subsidiary of the Company and CIGNA Property and Casualty ("CIGNA"). It provides combined limits of capacity for two or more of the Company's stand alone product lines over three or more years. In addition, the Company is providing property coverage with CIGNA which is reflected in X.L.'s property line, together with the continuing growth of the Company's traditional property cover.

     General liability insurance results continue to reflect the impact of competitive pressures from the U.S. domestic market and Lloyds of London. Despite these pressures, this division retained 84% of its business. Average attachments on premiums written increased from $88.7 million to $107.3 million and limits increased from $68.4 million to $91.9 million for the quarters ended May 31, 1996 and 1997, respectively.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):

     Table III
     ---------

                                    Gross                        Net                         Net
                                    -----                        ---                         ---
                             Premiums written             Premiums Written             Premiums Earned
                             ----------------            ------------------            ----------------

                                                       Three Months Ended May 31

                            1997         1996           1997             1996         1997             1996
                            ----         ----           ----             ----         ----             ----
                                                            (Unaudited)
General liability        $ 41,258      $82,498      $ 27,405          $ 69,242     $ 71,202        $ 81,038
Directors and officers
     liability              3,564        7,277         3,564             7,277        5,449           6,257
Professional liability     12,252        9,772        12,252             9,772       12,935          13,818
Employment practices
     liability                480         -              316                -         1,180             -
Property                    9,598        5,285         7,042             3,757        5,022           5,084
X. L. Risk solutions        4,864        5,700         4,521             4,125        2,433             117
Reinsurance assumed         9,250       49,637         9,250            49,637       31,596          25,638
                         ------------------------------------------------------------------------------------
                           81,266      160,169        64,350           143,810      129,817         131,952
Multi year premiums        29,612      (54,701)       35,508           (51,588)       -                 -
Annual adjustment for
     reinsurance assumed
     contracts              2,197      (10,000)        2,197           (10,000)       1,762          (4,453)
                         ------------------------------------------------------------------------------------
Adjusted premiums        $113,075      $95,468     $ 102,055          $ 82,222     $131,579        $127,499
                         ====================================================================================

     Net premiums written in the second quarter were affected by the SRA anomalies and multi-year adjustments. With effect from December 1, 1996, general liability premiums written under the managed alternate rating methodology are included in the general liability quota share treaty. In addition, the employment practices liability, X.L. Risk Solutions and property business lines are all subject to reinsurance.

     Net earned premiums were also impacted by the SRA volatility. As disclosed above, if these SRA premiums had been excluded, net earned premiums would have been $131.6 million and $127.5 million for 1997 and 1996, respectively.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):


     Table IV
     --------

                                   Three Months Ended
                                         May 31,
                                   1997          1996        % Change
                                   ----          ----        --------
                                             (Unaudited)
     Net investment income         $54,160       $50,249          7.8%
     Net realized gains            126,313        16,202          N/M
     Equity in net earnings
      of affiliates                 15,739        14,282         10.2%

     Net investment income has increased principally due to a larger asset base over the same quarter last year.

     The increase in realized gains resulted from the restructuring of the Company's equity portfolio during the quarter.

     Equity in net earnings of affiliates increased due to Mid Ocean Limited reporting a 23% increase in net income in their second quarter of 1997 compared to the same period in 1996. The Company's relative share however, was lower due to its reduced ownership declining from 28.0% to 25.6%.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles (U.S. dollars in thousands):

     Table V
     -------

                                                  Three Months Ended
                                                        May 31,
                                                  1997           1996
                                                  ----           ----
                                                     (unaudited)
     Loss and loss expense ratio                  70.4%          78.5%
     Underwriting expense ratio                   17.6%          14.9%
     Combined ratio                               88.0%          93.4%

     The decrease in the loss ratio is largely a result of the reserving methodology on the SRA business, which is established on a contract by contract basis. A significant component of this business has been short tail, and due to the level of attachments involved, no incurred but not reported reserve has been accrued on several contracts. While these contracts are currently lowering the loss ratio, any losses incurred on these contracts could have a negative effect on the Company's operating results due to the absence of reserves in respect thereof.

     During the fourth quarter of 1996, X.L. acquired the assets of the American Excess Insurance Association ("AEIA"). X.L. is subject to a fee based upon the level of the AEIA book that binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned item, the expense ratio would have been 15.7%.

     Net income was $211.6 million or $2.46 per share and $89.0 million or $0.95 per share for the quarters ended May 31, 1997 and 1996, respectively, representing an increase of 158.9% per share. The increase in per share amounts is primarily due to realized investment gains of $126.3 million compared to $16.2 million for the respective quarters.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 1997
          -----------------------------------------------------------
                 COMPARED TO THE SIX MONTHS ENDED MAY 31, 1996
                 ---------------------------------------------

     Table I presents an analysis of the Company's underwriting revenues for the periods indicated (U.S. dollars in thousands):


     Table I
     -------

                                       Six Months Ended
                                            May 31,
                                    1997            1996        % Change
                                    ----            ----        --------
                                        (unaudited)
     Gross premiums written        $185,616       $379,299       (51.1)%
     Net premiums written           141,319        307,523       (54.0)%
     Net premiums earned            249,654        262,210        (4.8)%

     The decrease in gross premiums written in the first six months of 1997 was impacted by three specialty reinsurance assumed ("SRA") contracts written in the first half of 1996 being rewritten, resulting in the return of $89.1 million in premium. Of this amount $73.5 million was unearned. In addition, in the first quarter of 1996, another SRA contract was written retroactively from June 1, 1995 resulting in a premium of $22.5 million over three years.

     Gross premiums written are also affected by the level of multi-year policies written or as in the above case, cancelled in any given year. If gross premiums were adjusted for this multi-year effect, adjusted premiums would be $245.9 million and $283.4 million for 1997 and 1996, respectively. If, in addition, the above mentioned SRA items were also excluded, gross premiums written would have been $254.3 million and $246.1 million, respectively.

     A discussion of the decrease in net premiums written and net premiums earned can be found following Table III.

     Table II present the split of gross premiums written by X.L, X.L.E and XLRe for the periods for the periods indicated, adjusted for the effects of multi-year premiums (U.S. dollars in thousands):

     Table II
     --------

                                                            Six Months Ended May 31,
                                            1997                                                 1996
                                            ----                                                 ----
                        X.L          X.L.E        XLRe       Total          X.L          X.L.E         XLRe      Total
                     ---------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
General
  liability          $ 114,983      $ 26,401        -       $ 141,384     $ 136,242     $ 33,180        -      $ 169,432
Directors
  and officers
  liability              6,982         1,310        -           8,292         9,881        1,523        -         11,404
Professional
  liability             12,087         3,458        -          15,545        11,158        3,409        -         14,567
Employment
  practices
  liability              4,729           -          -           4,729           -            -          -            -
Property                10,044         1,778        -          11,822         7,008          (38)       -          6,970
X. L. Risk solutions     6,576           -          -           6,576         1,900          -          -          1,900

Specialty
  reinsurance
  assumed                8,968         5,798      42,822       57,588        10,150       12,446      56,540      79,136
                     ---------------------------------------------------------------------------------------------------
Annualized
  premiums             164,369        38,745      42,822      245,936       176,339       50,520      56,540     283,399

Multi-year
  premiums              15,202        (2,383)    (73,139)     (60,302)      (14,338)       9,780     100,458      95,900
                     ---------------------------------------------------------------------------------------------------
Gross premiums
  written            $ 179,571      $ 36,262   $ (30,317)   $ 185,616     $ 162,001     $ 60,300     156,998   $ 379,299

                     ===================================================================================================

     The decrease in gross written premiums on an annual basis is largely due to anomalies in the SRA line and the continuing competitive pressures felt by the general liability and directors and officers liability product lines. Professional liability and employment Practices liability continue to grow. The other growth areas include the property and X.L. Risk Solutions product lines.

     During the first six months three SRA contracts were rewritten resulting in the return of $89.1 million in premium of which $15.6 million had been earned. The net expense of the $15.6 million was offset by the release of the same amount accrued in experience reserves. For reasons previously discussed, only the first year of the go forward contract net of experience contributions has been recorded, resulting in gross premiums written of $6.1 million.

     During the first quarter of 1996 X.L. wrote an SRA policy retroactively from June 1, 1995 resulting in an adjusted premium of $15.3 million and a future year premium of $7.3 million. There is no corresponding premium in the first six months of 1997. The latter amount will not be recognized in annual premium until the third quarter of 1997.

     SRA premiums assumed by X.L.E. relate in part to reinsurance protection to a Bermuda insurer which provides certificates of responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. Premiums from this program have decreased largely due to a restructuring of the facility to an excess of loss basis from a quota share basis.

     Employment practices liability represents the only other area of growth in the first six months.

     General liability insurance results continue to reflect the impact of competitive pressures from the U.S. domestic market and Lloyds of London. Despite these pressures, this division retained 84% of its business. Average attachments on premiums written increased from $99.5 million to $119.8 million and limits increased from $77.1 million to $89.7 million for the six months ended May 31, 1996 and 1997 respectively

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):

     Table III
     ---------

                                      Gross                 Net                  Net
                                      -----                 ---                  ---
                                 Premiums Written     Premiums Written     Premiums Earned
                                 ----------------     ----------------     ----------------

                                                  Six Months Ended May 31
                                 1997       1996      1997       1996      1997       1996
                                 ----       ----      ----       ----      ----       ----
                                                         (Unaudited)
General liability             $135,997   $186,839  $ 98,825    $119,410  $146,627   $163,205
Directors and officers
  liability                      8,848     12,244     8,848      12,244    10,953     12,532
Professional liability          19,096     15,327    19,096      15,327    25,442     27,189
Employment practices
  liability                      4,729       -        2,919        -        2,001       -
Property                        19,078     11,095    15,248       8,323    10,343      9,981
X. L. Risk solutions            13,419      5,700    11,934       4,125     4,104        117
Reinsurance assumed            (15,551)   148,094   (15,551)    148,094    50,184     49,186
                              ---------------------------------------------------------------

                               185,616    379,299   141,319     307,523   249,654    262,210

Multi year premiums             60,320    (95,900)   77,268     (91,414)     -          -
Annual adjustment for
  reinsurance assumed
  contracts                      8,377    (37,250)    8,377     (37,250)    9,491    (12,425)
Reinsurance general
  liability quota
  share of unearned
  premium                         -          -         -         35,544      -          -
                              ---------------------------------------------------------------
Adjusted premiums             $254,313   $246,149  $266,964    $214,403  $259,145   $249,785
                              ===============================================================

     Net premiums written were affected by the SRA anomalies and multi-year adjustments. In addition, the first six months of 1996 reflects the cession of part of the general liability unearned premium reserve of $35.5 million on December 1, 1995, the commencement of the general liability quota share treaty. With effect from December 1, 1996 general liability premiums written under the managed alternate rating methodology are also included. Employment practices liability, X.L. Risk Solutions and property business lines are also subject to reinsurance.

     Net earned premiums were also impacted by the SRA volatility. As disclosed above, if these SRA premiums had been excluded, net earned premiums would have been $259.1 million and $251.8 million for 1997 and 1996, respectively.

     Table IV presents an analysis of The Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):

     Table IV
     --------

                                        Six Months Ended
                                             May 31,
                                        1997        1996           % Change
                                        ----        ----           --------
                                           (unaudited)
     Net investment income              $105,717    $98,022          7.9%
     Net realized gains                  158,926    152,261          N/M
     Equity in net earnings
       of affiliate                       28,894     30,395         (4.9)%

     Net investment income has increased principally due to a larger asset base over the same period last year.

     The significant gains realized in 1996 were the result of the liquidation of two fixed maturity portfolios and one equity portfolio due to similarities in strategies between managers. During the first quarter of 1997, the fixed maturity portfolio was extensively restructured, realizing losses of $5.2 million. During the second quarter of 1997, the equity portfolio was restructured resulting in the portfolio of one manager being liquidated. Total gains realized by the equity managers during the six month period ended May 31, 1997 was $170 million of which $26.3 million were gains realized by a synthetic equity portfolio. A further discussion of these derivatives is included under "Financial Condition and Liquidity" section of the Management Discussion and Analysis.

     The decrease in equity earnings in affiliates is attributable to the Company's ownership in Mid Ocean Limited ("MOCL") decreasing from approximately 28.0% in 1996 to 25.6% the first six months of 1997, due to the exercise of options by MOCL's founding shareholders.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:

     Table V
     -------

                                                  Six Months Ended
                                                      May 31,
                                                 1997            1996
                                                 ----            ----
                                                      (unaudited)
       Loss and loss expense ratio               70.6%         79.3%
       Underwriting expense ratio                17.8%         14.2%
       Combined ratio                            88.4%         93.5%

     The decrease in the loss and loss expense ratio is the result of several factors. There was a net release of short-tail reserves of $5.0 million and a pull down effect caused by the release of SRA experience reserves, returned as premium in the amount of $15.6 million, as previously mentioned. After adjusting for these items the loss ratio would have been 74.2%. The decrease in the adjusted ratio reflects the reserving methodology on the SRA business, which is established on a contract by contract basis. A significant component of this business has been short tail, and due to the level of attachments involved, no incurred but not reported reserve has been accrued on several contracts. While these contracts are currently lowering the loss ratio, any losses incurred on these contracts could have a negative effect on the Company's operating results due to the absence of reserves in respect thereof.

     The return of the SRA premiums also affected the expense ratio. In addition, during the fourth quarter of 1996, X.L. acquired the assets of the AEIA. X.L. is subject to a fee based upon the level of the AEIA book that binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned items, the expense ratio would have been 15.8%.

     Net income was $319.7 million or $3.68 per share and $296.1 million or $3.13 per share for the six months ended May 31, 1997 and 1996, respectively, representing an increase of 17.6% per share. The increase in per share amounts is primarily due to a reduction in the weighted average shares outstanding from
94.5 million to 86.8 million.

     Financial Condition and Liquidity
     ---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which are limited to accumulated net realized profits, the Company's principal subsidiary, X.L., must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At May 31, 1997, X.L. could have paid dividends in the amount of approximately $1.4 billion. Neither the Company nor any of its subsidiaries other than X.L. had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at May 31, 1997 was $2.2 billion, of which $1.7 billion was retained earnings.

     At May 31, 1997, total investments and cash net of the unsettled investments trades were $4.1 billion, compared to $4.0 billion at November 30, 1996. The Company's fixed income investments (including short-term investments and cash equivalents) at May 31, 1997 represented approximately 79% of invested assets and were managed by several outside investment management firms with different strategies. Substantially all fixed income securities are of investment grade, and approximately 60% of the portfolio is in U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities rated Aa or AA or better by a nationally recognized rating agency. Cash and cash equivalents net of pending investment trades was $362.3 million at May 31, 1997, compared to $210.6 million at November 30, 1996.

     In fiscal 1996 and in fiscal 1997 through May 31, the total amount of losses paid by the Company was $302.6 million and $105.1 million, respectively.

     ---------------------------------

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of 0.5 to 1 (calculated on an annualized basis) for the six months ended May 31, 1997 and for the year ended November 30, 1996

     The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

     The Company commenced its initial share buy back program in September 1993 as authorized by the Board of Directors and obtained approval for subsequent programs as each program was completed. As at May 31, 1997 the Company had repurchased 27.6 million shares in total. During the six months then ended, the Company purchased 3.4 million shares at a cost of $139.1 million, which was funded from operations. The Company has 2.4 million shares remaining in its authorized buy back program.

     During the six month period ended May 31, 1997 there were two draw downs from the Company's revolving line of credit facility, with Mellon Bank, each for $30 million. The first one was drawn on April 14, 1997, repayable on October 14, 1997 at a rate of 6.12% and other was drawn on May 5, 1997 repayable June 5, 1997 at a rate of 5.81%.

Derivative Financial Instruments
--------------------------------

  Foreign Currency Risk Management
  --------------------------------

     As part of its current investment strategy, the Company invests in non U.S. Dollar denominated fixed maturities and equities. The Company hedges the majority of the foreign currency exposure of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. When an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase. At May 31, 1997 the Company had, as hedges, foreign exchange contracts for the sale of $203.1 million and the purchase of $71.6 million of foreign currency at fixed rates, primarily Canadian Dollars (17% of net contract value), Finnish Markka (22%), Japanese yen (13%), Swedish Kroner (18%) and Swiss Francs (18%). No other currency was greater than 10%. The market value of non-U.S. Dollar fixed maturities held by the Company as at May 31, 1997 that were hedged by foreign exchange contracts was $130.5 million.

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at May 31, 1997, unrealized deferred gains amounted to $196,000, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As of May 31, 1997, realized deferred losses amounted to $2.0 million.

     The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its non-U.S. Dollar equity investments. These contracts are not designated as specific hedges and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. At May 31, 1997, the Company had such forward contracts outstanding of $925.5 million, with unrealized gains of $11.7 million Gains of $14.3 million were realized during the six month period then ended. Based on the outstanding contracts' value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at May 31, 1997 would have resulted in approximately $23.7 million in unrealized gains or $1.2 million in unrealized losses, respectively.

Derivative Financial Instruments
--------------------------------

  Foreign Currency Risk Management  (Continued)
  --------------------------------

  The Company also manages exchange risk for a particular non-U.S. Dollar fixed maturity portfolio in a manner similar to that of its non-U.S. Dollar equity portfolio. The Company had outstanding forward contracts for sale of $51.2 million and for purchase of $37.3 million of foreign currencies at fixed rates. A 5% appreciation or devaluation of the U.S. Dollar as compared to the other currencies under contract at May 31, 1997 would have resulted in unrealized gains of approximately $170,000 and $167,000, respectively. The market value of the non-U.S. Dollar fixed maturities held was $148.5 million.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. Dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At May 31, 1997, the Company had $4.2 million of such contracts outstanding, and had recognized a minimal amount in realized and unrealized losses for the six month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at May 31, 1997 would have had no material effect on income.


     Speculative Financial Instruments
     ---------------------------------

     In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. During 1996 these guidelines were amended so that this exposure could be obtained by direct holdings of publicly traded equities and by investing in a synthetic portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held with an exposure approximately equal in amount to the market value of underlying assets held in this portfolio. As at May 31, 1997, the portfolio held $281.0 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $281.3 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in positions of $295.1 million and $267.0 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the six months ended May 31, 1997, net realized gains from index futures totalled $26.3 million.

     ---------------------------------

     With the introduction of the new fixed maturity managers during February 1997, certain managers may utilize derivative instruments to add value to the investments they manage where they believe market inefficiencies exist. At May 31, 1997 bond futures outstanding were $340.7 million with underlying investments having a market value of $1.8 billion (All managers are restricted from leveraging their derivative positions). A 5% appreciation or devaluation of these bond futures at this time would have resulted in unrealized gains of approximately $17.0 million and unrealized losses of $17.1 million.

     Another investment manager utilizes both stock and bond futures in the global market to take advantage of market inefficiencies between countries and types of securities. All futures are collateralized by cash and cash equivalents securities. The total stock and bond futures' exposure at May 31, 1997 for this manager was $48.0 million with underlying investments having a value of $50.4 million. A 5% appreciation or devaluation of these futures would have resulted approximately in unrealized gains of $2.4 million and unrealized losses of $2.4 million.

     One of the Company's investment managers applies a global asset allocation strategy, investing in both equity and fixed income securities as well as tactical currency positioning. This manager had outstanding foreign exchange contracts for sale of $39.6 million and for purchase of $35.4 million. A 5% appreciation or devaluation of the U.S. dollar would have resulted in approximately unrealized losses of $338,000 and unrealized gains of $58,000, respectively.

Accounting Standards
--------------------

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This statement simplifies the standards in APB-15 for computing earnings per share by replacing primary earnings per share and by altering the calculation of diluted earnings per share, which replaces fully diluted earnings per share.

--------------------

     FASB also issued SFAS No. 128, "Disclosure of Information about Capital Structure", effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non public entities from certain disclosure.

     Both new standards are expected to have a minimal impact on the Company.

Subsequent Events
-----------------

     On June 11, 1997 23,071,143 shares of GCR Holdings Limited ("GCR") (or approximately 90 percent of the outstanding shares of GCR) were validly tendered pursuant to the cash tender offer of $27.00 per share (or $622.9 million) made by the Company through its subsidiary Exel Acquisitions Ltd. This transaction was funded through the Company's line of credit facility with Mellon Bank and the balance from its fixed income portfolio. The amount of $400 million was drawn from an available line of $500 million, repayable over various periods over the next twelve months of which $300 million will be repaid after one month through the liquidation of the GCR investment portfolio. GCR's operations will be supported by the Company's investment portfolio and the line of credit. Interest rates on these loans vary with its maturity, and are established at the US Libor rate plus 20 basis points.

     The Company's $200 million revolving line of credit with Mellon Bank was replaced on June 11, 1997, by two revolving lines of credit, each for $250 million, one maturing in one year, the other in five years. These facilities are provided by a syndicate of banks, lead by Mellon Bank.

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

                                 EXEL LIMITED
                                 ------------

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

     At the Annual General Meeting of Shareholders held on April 11, 1997 at the Executive Offices of the Company, Cumberland House, One Victoria Street, 9th Floor, Hamilton HM11, Bermuda, the shareholders approved the following:

1.   To elect Class I Directors to hold office until 2000:

                                   Votes          Votes
                                    For*         Against*
                                    ---          -------
     Gilbert Gould              70,969,978        87,376
     Ian R. Heap                70,592,944       464,410
     John Loudon                70,654,386       402,986
     Robert S. Parker           70,967,283        87,846
     Alan Z. Senter             70,967,283        90,071

Messrs. O'Hara, Thornton, Weiser, Clements, Esposito, Rance and Dr. Thrower continue in office.

     Votes*
     -----

2.   To amend the 1991 Performance Incentive Program;

     For - 58,669,065  Against - 12,227,570  Abstaining - 160,719

3. To appoint Coopers & Lybrand, Bermuda as independent Auditors for the fiscal year ending November 30, 1997;

     Votes*
     -----

     For - 70,999,945  Against - 26,567 - Abstaining - 30,842

   * Before giving effect to the applicable provisions in the Company's Articles of Association which limit the voting rights with respect to the shares of any person or "group" of persons beneficially owning (within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934) 10% or more of the issued Ordinary Shares of the Company to a voting power of one share less than 10% pursuant to a formula specified in the Articles of Association.

According to filings made with the Securities and Exchange Commission, two separate "groups" of persons may each beneficially own in excess of 10% of the issued Ordinary Shares of the Company. If the voting power of such groups were limited pursuant to the formula specified in the Articles of Association, the matters voted on by shareholders as set forth above would still have been approved by the required vote of the shareholders.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EXEL LIMITED
                                             -----------------------
                                                (Registrant)



                                             /s/ Brian M. O'Hara
June 27, 1997                                _______________________
                                                Brian M. O'Hara
                                                 President and
                                             Chief Executive Officer




                                             /s/ Brian G. Walford
June 27, 1997                                _______________________
                                                Brian G. Walford
                                          Executive Vice President and
                                             Chief Financial Officer