Form 10-Q
period 1997-08-31
EXEL LTD
filed 1997-10-14
CIK 875159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of September 23, 1997 was 84,408,677 excluding 27,574,800 shares held in treasury.

                                  EXEL LIMITED

                               INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

                                                                        Page No.
                                                                        --------

Item 1.    Financial Statements:

           Consolidated Balance Sheets
              August 31, 1997 (unaudited) and
              November 30, 1996                                             3

           Consolidated Statements of Income
              Three Months Ended August 31, 1997
              and 1996 (unaudited) and Nine Months
              Ended August 31, 1997 and 1996 (unaudited)                    5

           Consolidated Statements of Cash Flows
              Nine Months Ended August 31, 1997
              and 1996 (unaudited)                                          6

           Notes to Unaudited Consolidated
              Financial Statements                                          8

Item 2.    Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                                          11


                           Part II. OTHER INFORMATION
                           --------------------------

Item 6.    Exhibits and Reports on Form 8-K                                29

Signatures                                                                 30


                                  EXEL LIMITED

                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                                     August 31,        November 30,
                                                        1997               1996
                                                    -------------      ------------
                                                     (Unaudited)
                                      ASSETS
Investments:

 Fixed maturities, at market value
 (amortized cost : 1997 - $2,638,211;
 1996 - $2,812,415)...............................    $2,735,685         $2,844,877

 Equity securities, at market value
 (cost: 1997 - $721,892; 1996 - $595,149).........       862,439            812,050
 Short-term investments, at market
 value (amortized cost: 1997 - $279,244;
 1996 - $115,791).................................       280,468            115,999
                                                      ----------         ----------


 Total Investments                                     3,878,592          3,772,926

Cash and cash equivalents.........................       499,131            252,734
Investment in affiliate
(cost: 1997 - $309,536; 1996 - $280,748)..........       471,694            414,891
Other investments.................................        26,776             23,803
Accrued investment income.........................        47,302             55,729
Deferred acquisition costs........................        31,492             30,383
Prepaid reinsurance premiums......................        78,139             63,467
Premiums receivable...............................       289,834            345,082
Reinsurance balances receivable...................        93,354             46,444
Intangible assets.................................       263,071                  -
Other assets......................................        26,305             26,079
                                                      ----------         ----------

Total Assets                                          $5,705,690         $5,031,538
                                                      ==========         ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

 Unpaid losses and loss expenses..................    $2,271,378         $2,099,096
 Unearned premium.................................       623,220            679,535
 Premium received in advance......................        48,907             24,256
 Loans payable....................................       171,000             11,000
 Accounts payable and accrued liabilities.........        35,201             28,171
 Reinsurance premiums payable.....................        41,149             31,347
 Payable for investments purchased................       145,444             42,095
                                                      ----------         ----------

 Total Liabilities................................    $3,336,299         $2,915,500
                                                      ----------         ----------

                                                     August 31,        November 30,
                                                        1997               1996
                                                    -------------      -------------
                                                     (Unaudited)

Contingencies

Shareholders' Equity:

 Ordinary shares (par value $0.01:
 authorized, 999,990,000 shares;
 issued and outstanding, 84,408,677 shares
 (excluding 27,574,800 shares held in
 treasury) at August 31, 1997 and 87,170,644
 shares (excluding 24,205,100 shares held in
 treasury) at November 30, 1996...................           844                872
 Contributed surplus..............................       289,623            282,980
 Net unrealized appreciation of investments.......       195,803            256,430
 Deferred compensation............................       (12,166)            (4,169)
 Retained earnings................................     1,895,287          1,579,925
                                                      ----------         ----------


     Total shareholders' equity...................    $2,369,391         $2,116,038
                                                      ----------         ----------


     Total liabilities and
     shareholders' equity.........................    $5,705,690         $5,031,538
                                                      ==========         ==========

See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                              Three Months           Nine Months
                                                  Ended                 Ended
                                               August 31,             August 31,
                                            1997        1996       1997       1996
                                            ----        ----       ----       ----
                                                          (Unaudited)

Revenues:
  Net premiums earned...................   $138,034   $124,537    $387,688   $386,747
  Net investment income.................     56,109     50,310     161,826    148,332
   Net realized gains (losses) on sale
    of investments......................    116,400     (4,603)    275,326    147,658
   Equity in net earnings of affiliate..     16,219     13,081      45,113     43,476
                                           ------------------------------------------
   Total revenues                           326,762    183,325     869,953    726,213
                                           ------------------------------------------

Expenses:
 Losses and loss expenses...............     85,022     97,905     261,299    305,667
 Acquisition costs......................     13,508      9,053      34,207     26,637
 Administration expenses................     13,706     11,429      36,998     31,164
 Interest expense.......................      4,414         --       4,784         --
 Amortization of intangible assets......      2,674         --       2,674         --
                                           ------------------------------------------
 Total expenses                             119,324    118,387     339,962    363,468
                                           ------------------------------------------

Income before income tax expense........    207,438     64,938     529,991    362,745
Income tax expense......................        878        393       3,733      2,125
                                           ------------------------------------------
Net income..............................   $206,560   $ 64,545    $526,258   $360,620
                                           ==========================================

Weighted average number of
 ordinary shares and
 ordinary share equivalents
 outstanding............................     85,680     89,842      86,473     92,935

Net income per ordinary
 share and ordinary share
 equivalent.............................   $   2.41   $   0.72    $   6.09   $   3.88
Dividends declared per share............   $   0.32   $   0.25    $   0.94   $   0.70


See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                      Nine Months Ended
                                                                         August 31,
                                                                   1997               1996
                                                                   ----               ----
                                                                         (Unaudited)

Cash flows from operating activities
 Net income...........................................          $  526,258         $  360,620

Adjustments to reconcile net income
 to net cash provided by operating activities:
 Net realized gains on sale of investments............            (275,326)          (147,658)
 Amortization of (discounts) premium on fixed
  maturities..........................................                (830)             5,571
 Amortization of deferred compensation................               2,392              1,097
 Equity in earnings of affiliate net of
  dividends received and consolidation
  adjustments.........................................             (24,691)           (33,702)
 Amortization of intangible assets....................               2,674                  -
 Unpaid losses and loss expenses......................             137,689             65,080
 Unearned premiums....................................            (122,275)           128,137
 Premiums received in advance.........................              24,651             21,152
 Deferred acquisition costs...........................               8,072              7,873
 Prepaid reinsurance premiums.........................             (14,672)           (54,726)
 Premiums receivable..................................             118,925           (110,737)
 Reinsurance balances receivable......................             (46,910)           (42,440)
 Reinsurance premium payable..........................               9,802             29,239
 Accrued investment income............................              12,003               (762)
 Accounts payable and accrued liabilities.............              (9,264)             6,976
                                                             -------------     --------------


  Total adjustments...................................            (177,760)          (124,900)
                                                             -------------     --------------


 Net cash provided by operating activities                         348,498            235,720
                                                             -------------     --------------

Cash flows provided by (used in)
 investing activities:
 Proceeds from sale of fixed maturities
  and short-term investments..........................           7,961,487          3,541,887
 Proceeds from redemption of fixed
  maturities and short-term investments...............              79,220             98,000

                                                              Nine Months Ended
                                                                  August 31,
                                                           1997                 1996
                                                        -----------         -----------
                                                                 (Unaudited)
 Proceeds from sale of equity securities...........        967,410             468,860
 Purchases of fixed maturities and
  short-term investments...........................     (7,543,708)         (4,089,078)
 Purchases of equity securities....................       (836,513)           (291,446)
 Deferred gains on forward hedge
  contracts........................................          2,067               1,230
 Investment in affiliates..........................        (18,397)             (1,620)
 Purchase of GCR Holdings Limited..................       (656,282)                  -
 Other Investments.................................            622             (12,036)
 Other assets......................................         (3,337)             (6,207)
                                                        -----------         -----------
 Net cash used in investing activities.............        (47,431)           (290,410)
                                                        -----------         -----------
Cash flow (used in) provided by financing
 activities:
 Dividends paid....................................        (81,587)            (64,333)
 Issuance of shares................................            355                 126
 Proceeds from exercise of options.................          5,793               5,216
 Repurchase of treasury shares.....................       (139,231)           (271,262)
 Proceeds from issuance of short-term debt.........        460,000                   -
 Payment on short-term debt........................       (300,000)                  -
                                                        -----------         -----------

Net cash used in financing activities..............        (54,670)           (330,253)
                                                        -----------         -----------
Increase (decrease) in cash and cash
 equivalents.......................................        246,397            (384,943)
                                                        -----------         -----------
Cash and cash equivalents - beginning
 of period.........................................     $  252,734          $  673,433
                                                        -----------         -----------

Cash and cash equivalents - end
 of period.........................................        499,131             288,490
                                                        ===========         ===========

 Taxes paid........................................     $    2,589          $    1,571
                                                        ===========         ===========

See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1.    BASIS OF PRESENTATION


      The accompanying unaudited consolidated financial statements of EXEL Limited (together with its subsidiaries, "the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-K
(No. 1-10804).

      All share amounts have been adjusted for the July 1996 one-for-one stock dividend paid on the company's ordinary shares.

2.    INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited (MOCL), a 25.6% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                        Three Months Ended        Nine Months Ended
                                             July 31,                 July 31,
Income Statement Data                     1997      1996          1997        1996
                                       --------   ----------    --------   ----------
                                                        (unaudited)
Net premiums earned                    $128,047   $  114,102    $366,895   $  318,481
Net investment income                    27,024       21,052      76,200       60,009
Net realized gains (losses)
  on sale of investments                  5,124       (8,396)      4,395       (1,200)
Net income                               65,512   $   46,217     180,430   $  155,004
                                       ==============================================

Company's share of net income          $ 16,768   $   13,081    $ 46,168   $   43,476
                                       ==============================================

                                                  July 31,                October 31,
Balance Sheet Data                                  1997                     1996
                                                 -----------              -----------
                                                 (Unaudited)
Cash, investments and accrued
  interest                                        $1,744,952               $1,539,259
Other assets                                         590,246                  483,440
                                                  ----------               ----------

Total assets                                      $2,335,198               $2,022,699
                                                  ==========               ==========

Reserves for losses and
  loss expenses                                   $  489,456               $  422,251
Reserves for unearned premiums                       393,733                  287,494
Other liabilities and minority
  interest                                           168,088                  195,755
Shareholders' equity                               1,283,921                1,117,199
                                                  ----------               ----------

Total liabilities
  and shareholders' equity                        $2,335,198               $2,022,699
                                                  ==========               ==========

Company's share of
  shareholders' equity                            $  328,620               $  314,256
                                                  ==========               ==========

The Company received dividends from its affiliate of $7.3 million, and $4.0 million during the quarters ended August 31,1997 and 1996 and $21.8 million and $9.0 million for each of the nine month periods then ended.

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

      FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non public entities from certain disclosure.

      FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years ending after December 15, 1997. This statement requires that changes in shareholders' funds not relating to net income be fully analyzed. The Company already complies with these requirements.

      FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years ending after December 15, 1997. This statement requires the disclosure of financial and descriptive information about reportable operating segments. This requirement will expand the Company's level of disclosure.

      Apart from SFAS No. 131, these new standards are expected to have a minimal impact on the Company.

4.    LOANS PAYABLE

      The Company's $200 million revolving line of credit with Mellon Bank was replaced on June 11, 1997, by two revolving lines of credit, each for $250 million, one for 364 days, the other for 5 years. These facilities are provided by a syndicate of banks led by Mellon Bank and carry facility fees of 0.05% and 0.065% respectively.

      As at August 31, 1997 the outstanding balance was $170 million and is repayable within the next twelve months. The weighted average interest rate on borrowings to date was 6.178%.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

        Results of Operations for the Three Months Ended August 31,1997
        ---------------------------------------------------------------
              Compared to the Three Months Ended August 31, 1996
              --------------------------------------------------


      The following table presents a summary analysis of the Company's underwriting revenues for the periods indicated:

                               Three Months Ended
                                   August 31,
                                1997        1996       % Change
                                ----        ----       --------
Table I                           (unaudited)
-------

   Gross premiums written      $134,460     189,488      (29.0%)
   Net premiums written         109,423     152,635      (28.3%)
   Net premiums earned          138,034     124,537       10.8%

      The decrease in gross premiums written in the third quarters of 1997 and 1996 was impacted by specialty reinsurance assumed ("SRA") contracts written in the third quarter of 1996 and 1995, being rewritten, resulting in the return of $23.4 million and $59.3 million in premium of which $19.5 million and $48.5 million was unearned, respectively. Further discussion is provided on this matter following Table II.

      Gross premiums written were also affected by the level of multi-year policies written or as in the above case, cancelled in any given year. If gross premiums were adjusted for this multi-year effect, in addition to the above mentioned SRA items, gross premiums written would have been $178.6 million and $175.0 million respectively.

      A discussion of the decrease in net premiums written and net premiums earned can be found following Table III.

      Table II presented below, reflects the split of gross premiums written by X.L. Insurance Company, Ltd. (X.L.), X.L. Europe Insurance (X.L.E.) and X.L. Global Reinsurance Company, Ltd. (XLGRe - the merged operations of X.L. Reinsurance Company, Limited and Global Capital Reinsurance Limited) by line of business and after multi-year adjustments.

Table II
--------

                                            Three Months Ended August 31,
                                      1997                                     1996
                    X.L.       X.L.E.      XLGRe      Total      X.L.    X.L.E.    XLGRe     Total
                 -----------------------------------------------------------------------------------
                                                     (Unaudited)
General
liability          $ 60,121    $ 7,172   $      -   $ 67,293   $102,425  $10,879         -  $113,304
Directors
and officers
liability             5,142        110          -      5,252      6,128      219         -     6,347
Professional
liability            17,175      3,120          -     20,295     20,874    1,766         -    22,640
Employment
practices
liability             5,717          -          -      5,717      1,534        -         -     1,534
Property              8,298      1,179          -      9,477     12,854      718         -    13,572
X.L. Risk
solutions             8,347          -          -      8,347      2,472        -         -     2,472
Reinsurance
assumed
                     21,687        474     41,600     63,761      3,115    2,157     7,435    12,707
                 -----------------------------------------------------------------------------------

Annualized
premiums            126,487     12,055     41,600    180,142    149,402   15,739     7,435   172,576


Multi-year
premiums            (15,892)    (1,450)   (28,340)   (45,682)     2,774    3,630    10,508    16,912

                 -----------------------------------------------------------------------------------

Gross premiums
written
                   $110,595    $10,605   $ 13,260   $134,460   $152,176  $19,369   $17,943  $189,488
                 ===================================================================================


      The increase in gross written premiums on an annual basis is largely due to reinsurance assumed. This growth is reflective of the increase in treaty reinsurance and other specialty covers assumed by XLGRe. This growth has been offset by decreases in all other product lines with the exception of X.L. Risk Solutions and employment practices liability (EPL).

     As disclosed in previous filings, some SRA policies can have significant premiums due to the nature of the risks and the multi-year coverage. These policies are loss sensitive, providing large penalty premiums in the event of losses, and the return of significant levels of premiums where little or no losses are incurred by the end of the policy term. As mentioned earlier, return premiums of $23.4 million and $59.3 million were recorded in the 1997 and 1996 quarters, of which $3.9 million and $10.8 million had been earned, respectively. The net expense in the respective quarters was offset by the release of the same amount accrued in experience reserves. Because of the now apparent intent of these reinsureds to cancel and rewrite their contracts after one year when they are loss free, only the first year of the go forward contracts net of experience contributions have been recorded, resulting in gross premiums written of $5.4 million and $3.4 million, respectively.

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

     EPL was also a new product line introduced in 1996. Accordingly, both lines reflect the immaturity of their introduction.

     Decreases in the other product lines reflect the impact of competitive pressures from the U.S. domestic market and Lloyds of London resulting in a combined retention rate for these lines of 74%. Average attachments on premiums written for the casualty product lines increased from $63.7 million to $89.5 million and limits decreased marginally from $71.0 million to $69.9 million for the quarters ended August 31, 1996 and 1997, respectively.

      Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):

                                    Gross                    Net                    Net
                                    -----                    ---                    ---
Table III                      Premiums Written        Premiums written       Premiums earned
---------                      ----------------        ----------------       ---------------

                                                Three Months Ended August 31
                               1997       1996        1997        1996        1997       1996
                               ----       ----        ----        ----        ----       ----
                                                        (Unaudited)

General liability            $ 68,965    $134,051    $ 52,261    $108,944    $ 58,031   $ 86,768
Directors and  officers
     liability                  6,353       7,180       6,353       7,180       5,201      5,754
Professional liability         16,898      24,100      16,898      24,100      13,644     14,483
Employment practices
     liability                  5,717       1,534       3,582         931       1,518        121
Property                       12,055      21,420       8,816      16,039       5,717      5,321
Risk solutions                  8,982      16,058       6,633      10,296       2,822         61
Reinsurance assumed            15,490     (14,855)     14,880     (14,855)     51,101     12,029
                          ----------------------------------------------------------------------

                              134,460     189,488     109,423     152,635     138,034    124,537

Multi year premiums            45,682     (16,912)     46,948      (6,669)          -          -
Annual adjustments for
     SRA contracts             (1,525)      2,425      (1,525)      2,425       2,168      3,019
                          ----------------------------------------------------------------------

Adjusted premiums            $178,617    $175,001    $154,846    $148,391    $140,202   $127,556
                          ======================================================================


     The increase in net premiums written after these adjustments reflects the shrinkage of the general liability product line, as evidenced by the annual premiums in Table II. As the premiums ceded under said line decrease, and the reinsurance premiums assumed increases, which is not retroceded, net premiums written will increase.

     Net premiums written in the third quarter were affected by the SRA anomalies and multi-year adjustments.

     The increase in net earned premiums is reflective of the reasons impacting both gross and net premiums written as discussed previously.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):

     Table IV                       Three Months Ended
     --------                            August 31,
                                      1997      1996       % Change
                                      ----      ----       --------
                                        (unaudited)

     Net investment income          $ 56,109   $50,310       11.5%
     Net realized gains (losses)     116,400    (4,603)       N/M
     Equity in net earnings
      of affiliate                    16,219    13,081       24.0%

     Net investment income has increased principally due to a larger asset base over the same quarter last year.

     The increase in realized gains resulted from the equity managers capturing gains as the stock market surged to record levels during the quarter.

     Equity in net earnings of affiliates increased due to Mid Ocean Limited reporting a 41.8% increase in net income in their third quarter of 1997 compared to the same period in 1996. The Company's relative share however, was lower due to its ownership declining from 28.2% to 25.6%

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles (U.S. dollars in thousands):


     Table V
     -------

                                           Three Months Ended
                                                August 31,
                                            1997         1996
                                            ----         ----
                                               (unaudited)
          Loss and loss expense ratio       61.6%        78.6%
          Underwriting expense ratio        19.7%        16.4%
          Combined ratio                    81.3%        95.0%

     The decrease in the loss ratio is largely a result of the nature of the reinsurance assumed business, of which a significant component has been short tail. While this business is currently lowering the loss ratio, any losses incurred relative to same could have a negative effect on the Company's operating results due to the absence of reserves in respect thereof.

     During the fourth quarter of 1996, X.L. acquired the assets of the American Excess Insurance Association ("AEIA"). X.L. is subject to a fee based upon the level of the AEIA book that binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned item, the expense ratio would have been 18.7%. In addition acquisition costs are 1.5% higher reflecting the competitive pressures of the market and the nature of the treaty reinsurance business.

     Net income was $206.6 million or $2.41 per share and $64.5 million or $0.72 per share for the quarters ended August 31, 1997 and 1996, respectively, representing an increase of 234.7% per share. The increase in per share amounts is primarily due to realized investment gains of $116.4 million compared to losses of $4.6 million for the respective quarters.

        Results of Operations for the Nine Months Ended August 31, 1997
        ---------------------------------------------------------------
               Compared to the Nine Months Ended August 31, 1996
               -------------------------------------------------


     The following table presents a summary analysis of the Company's underwriting revenues for the periods indicated (US dollar in thousands):


     Table I                       Nine Months Ended
     -------                           August 31,
                                   1997         1996      % Change
                                   ----         ----      --------
                                      (unaudited)
     Gross premiums written      $320,076     $568,787     (43.7%)
     Net premiums written         250,742      460,158     (45.5%)
     Net premiums earned          387,688      386,747       0.2%

     The decrease in gross premiums written in the first nine months of 1997 and 1996 was impacted by several SRA contracts written in the first nine months of 1996 and 1995 being rewritten, resulting in the return of $112.4 million and $59.3 million in premium, respectively. Of these amounts $94.1 million and $48.5 million were unearned. In addition, in the first quarter of 1996, another SRA contract was written retroactively from June 1, 1995 resulting in a premium of $22.5 million over three years.

     Gross premiums written are also affected by the level of multi-year policies written or as in the above case, cancelled in any given year. If gross premiums were adjusted for this multi-year effect and the above mentioned SRA items were also excluded, gross premiums written would have been $432.9 million and $431.2 million, respectively.

     A discussion of the decrease in net premiums written and net premiums earned can be found following Table III.

     The following table presents the split of gross premiums written by X.L., X.L.E and XLGRe by line of business, for the periods indicated, adjusted for the effects of multi-year premiums (US dollars in thousands):

Table II
--------

                                                   Nine Months Ended August 31,
                                       1997                                              1996
                                       ----                                              ----
                     X.L.      X.L.E.       XLGRe      Total        X.L.       X.L.E.      XLGRe     Total
                   -----------------------------------------------------------------------------------------
                                                       (Unaudited)

General
liability          $175,104    $33,573         -     $ 208,677    $238,667     $44,059       -      $282,726

Directors
and officers
liability            12,124      1,420         -        13,544      16,009       1,742       -        17,751

Professional
liability            29,262      6,578         -        35,840      32,032       5,175       -        37,207

Employment
practices
liability            10,446        -           -        10,446       1,534         -         -         1,534

Property             18,342      2,957         -        21,299      19,862         680       -        20,542

X.L. Risk
solutions            14,923        -           -        14,923       4,372         -         -         4,372

Reinsurance
assumed              30,655      6,272      84,422     121,349      13,265      14,603     63,975     91,843
                   -----------------------------------------------------------------------------------------

Annualized
premiums            290,856     50,800      84,422     426,078     325,741      66,259     63,975    455,975


Multi-year
premiums               (690)    (3,833)   (101,479)   (106,002)    (11,564)     13,410    110,966    112,812
                   -----------------------------------------------------------------------------------------

Gross premiums
written            $290,166    $46,967   $ (17,057)    320,076    $314,177     $79,669   $174,941   $568,787

                   =========================================================================================


     The decrease in gross written premiums on an annual basis is due to the continuing competitive pressures felt by the Company's property and traditional casualty product lines.

     As mentioned earlier during the first nine months of 1997 and 1996 several SRA contracts were rewritten resulting in the return of $112.4 million and $59.3 million in premium of which $18.3 million and $10.8 million had been earned, respectively. The net expense of the $18.3 million and $10.8 million was offset by the release of the same amount accrued in experience reserves. For reasons previously discussed, only the first year of the go forward contract net of experience contributions has been recorded, resulting in gross premiums written of $11.5 million and $3.4 million, respectively.

     During the first quarter of 1996 X.L. wrote an SRA policy retroactively from June 1, 1995 resulting in an adjusted premium of $15.3 million and a future year premium of $7.3 million. The corresponding annual premium in the first nine months of 1997 was $7.3 million.

     Reinsurance premiums assumed by X.L.E. relate in part to reinsurance protection to a Bermuda insurer which provides certificates of responsibility to ship owners for compliance with the U.S. Oil Pollution Act of 1990. Premiums from this program have decreased largely due to a restructuring of the facility to an excess of loss basis from a quota share basis.

     Reinsurance premium assumed represents the most significant area of growth for the Company. This is reflective of the increase in treaty reinsurance and other specialty covers assumed by XLGRe.

     Employment practices liability represents the only other area of growth in the first nine months.

     The decline in the other product lines reflects the impact of competitive pressures from the U.S. domestic market and Lloyds of London resulting in a combined retention rate for these lines of 80.9%. Average attachments on premiums written for the casualty product lines increased from $77.1 million to $98.1 million and limits increased from $65.8 million to $71.2 million for the nine months ended August 31, 1996 and 1997 respectively.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (US dollars in thousands):


                                      Gross                       Net                   Net
                                      -----                       ---                   ---
Table III                        Premiums Written          Premiums Written       Premiums Earned
---------                        ----------------          ----------------       ---------------

                                                  Nine Months Ended August 31

                                1997         1996          1997        1996       1997      1996
                                ----         ----          ----        ----       ----      ----
                                                          (Unaudited)

General liability             $204,962     $ 320,890     $151,086    $228,354   $204,658  $249,973
Directors and officers
     liability                  15,201        19,424       15,201      19,424     16,154    18,286
Professional liability          35,994        39,427       35,994      39,427     39,086    41,672
Employment practices
     liability                  10,446         1,534        6,501         931      3,519       121
Property                        31,133        32,515       24,064      24,362     16,060    15,302
Risk solutions                  22,401        21,758       18,567      14,421      6,926       178
Reinsurance assumed                (61)      133,239         (671)    133,239    101,285    61,215
                              --------------------------------------------------------------------

                               320,076       568,787      250,742     460,158    387,688   386,747
Multi-year premium             106,002      (112,812)     124,216     (98,083)     -         -
Annual adjustments for
     SRA contracts               6,852       (24,772)       6,852     (24,772)     7,361   (14,146)
Reinsurance general
     liability quota share
     of unearned premium         -             -            -          35,544      -         -
                              --------------------------------------------------------------------

Adjusted premiums             $432,930     $ 431,203     $381,810    $372,847   $395,049  $372,601
                              ====================================================================

     Net premiums written were affected by the SRA anomalies and multi-year adjustments. In addition, the first nine months of 1996 reflects the cession of part of the general liability unearned premium reserve of $35.5 million on December 1, 1995, the commencement of the general liability quota share treaty. The increase in net premiums written after these adjustments, relative to the comparatively flat growth of gross premiums written, reflects the decrease of the general liability premiums, and accordingly the premiums ceded.

     Net earned premiums were also impacted by the SRA volatility. As disclosed above, if these SRA premiums had been excluded, net earned premiums would have been $395.0 million and $372.6 million for 1997 and 1996, respectively.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):


     Table IV
     --------                    Nine Months Ended
                                     August 31,
                                   1997      1996    % Change
                                   ----      ----    ---------
                                    (unaudited)

     Net investment income       $161,826  $148,332      9.1%
     Net realized gains           275,326   147,658      N/M
     Equity in net earnings
      of affiliate                 45,113    43,476      3.8%


     Net investment income has increased principally due to a larger asset base over the same period last year.

     The significant gains realized in 1996 were the result of the liquidation of two fixed maturity portfolios and one equity portfolio due to similarities in strategies between managers. During the first nine months of 1997, the fixed maturity and equity portfolios were extensively restructured, realizing significant gains. Additional gains were also "locked in" by the equity managers as the stock market reached all time highs. Total gains realized by the equity managers during the nine month period ended August 31, 1997 was $261.7 million of which $38.5 million were gains realized by a synthetic equity portfolio. A further discussion of these derivatives is included under "Financial Condition and Liquidity" section of the Management Discussion and Analysis.

     The increase in equity earnings in affiliates reflects the high earnings of Mid Ocean Limited ("MOCL") offset by a decrease in the Company's ownership from approximately 28.0% in 1996 to 25.6% at the end of the first nine months of 1997, due to the exercise of options by MOCL's founding shareholders.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles (U.S. dollars in thousands):


Table V
-------

                                         Nine Months Ended
                                             August 31,
                                      1997                1996
                                      ----                ----
                                             (unaudited)
       Loss and loss expense ratio    67.4%               79.0%
       Underwriting expense ratio     18.4%               15.0%
       Combined ratio                 85.8%               94.0%

     The decrease in the loss and loss expense ratio reflects the shift in business written from the longer tailed casualty book of business to the short tailed business assumed through the SRA contracts and the treaty business. The reserving methodology on the SRA business is applied on a contract by contract basis. A significant component of this business has been short tail, and due to the level of attachments involved, no incurred but not reported reserve has been accrued on several contracts. While these contracts are currently lowering the loss ratio, any losses incurred on these contracts could have a negative effect on the Company's operating results due to the absence of reserves in respect thereof. Similarly, losses on treaty reinsurance assumed can cause swings in this ratio as the shortness of the tail dictates relatively quickly the adequacy or redundancy of reserves.

     During the fourth quarter of 1996, X.L. acquired the assets of the AEIA. X.L. is subject to a fee based upon the level of the AEIA book that binds with X.L. This fee will be expensed over five years. After adjusting for the aforementioned items, the expense ratio would have been 17.3%. The expense ratio was also affected by higher acquisition costs of 0.8% for the comparative period, reflecting the competitive pressures of the market and the nature of the treaty reinsurance business.

     Net income was $526.3 million or $6.09 per share and $360.6 million or $3.88 per share for the nine months ended August 31, 1997 and 1996, respectively, representing an increase of 57.0% per share. The increase in per share amounts is primarily due to realized investment gains of $275.3 million compared to $147.7 million and a reduction in the weighted average shares outstanding from 92.9 million to 86.5 million.

     Financial Condition and Liquidity
     ---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which are limited to accumulated net realized profits, the Company's subsidiaries, X.L. and XLGRe, must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At August 31, 1997, X.L., the principal subsidiary, could have paid dividends in the amount of approximately $1.5 billion. Neither the Company nor any of its subsidiaries other than X.L. and XLGRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at August 31, 1997 was $2.4 billion, of which $1.9 billion was retained earnings.

     At August 31, 1997, total investments and cash net of the unsettled investments trades were $4.2 billion, compared to $4.0 billion at November 30, 1996. The Company's fixed income investments (including short-term investments and cash equivalents) at August 31, 1997 represented approximately 80% of invested assets and were managed by several outside investment management firms with different strategies. Substantially all fixed income securities are of investment grade, and approximately 61.5% of the portfolio is in U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities rated Aa or AA or better by a nationally recognized rating agency. Cash and cash equivalents net of pending investment trades was $353.7 million at August 31, 1997, compared to $210.6 million at November 30, 1996.

     In fiscal 1996 and in fiscal 1997 through August 31, the total amount of losses paid by the Company was $302.6 million and $165.2 million, respectively.

     ---------------------------------

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of 0.4 to 1 (calculated on an annualized basis) for the nine months ended August 31, 1997 and for the year ended November 30, 1996.

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

     The Company commenced its initial share buy back program in September 1993 as authorized by the Board of Directors and obtained approval for subsequent programs as each program was completed. As at August 31, 1997 the Company had repurchased 27.6 million shares in total. During the nine months then ended, the Company purchased 3.4 million shares at a cost of $139.1 million, which was funded from operations. The Company has 2.4 million shares remaining in its authorized buy back program.

     During the nine month period ended August 31, 1997 there were several draw downs from the Company's revolving line of credit facility with Mellon Bank. The first $30 million was drawn on April 14, 1997, repayable on October 14, 1997 and another $30 million was drawn on May 5, 1997 repayable June 5, 1997. Each of these amounts were rolled into a $460 million loan on June 12, 1997 which facilitated the purchase of GCR Holdings Limited ("GCR") for which $656.3 million was paid during the period. The amount of $300 million was repaid on July 11, 1997 through the liquidation of the GCR investment portfolio. Two principal amounts of $40 million and one of $80 million are repayable September 12 and December 12, 1997 and July 12, 1998, respectively. The weighted average interest rate on these borrowings was 6.178%.

Derivative Financial Instruments
--------------------------------

     Foreign Currency Risk Management
     --------------------------------

     As part of its current investment strategy, the Company invests in non-U.S. Dollar denominated fixed maturities and equities. The Company hedges the majority of the foreign currency exposure of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. When an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase. At August 31, 1997 the Company had, as hedges, foreign exchange contracts for the sale of $159.9 million and the purchase of $56.6 million of foreign currency at fixed rates, primarily Deustche Mark (26.63% of net contract value), Finnish Markka (26.23%), Swedish Kroner (21.12%) and Japanese Yen (18.12%). No other currency was greater than 10%. The market value of non-U.S. Dollar fixed maturities held by the Company as at August 31, 1997 that were hedged by foreign exchange contracts was $112.3 million.

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at August 31, 1997, unrealized deferred gains amounted to $1.9 million, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at August 31, 1997, realized deferred gains amounted to $5.3 million.

     The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its non-U.S. Dollar equity investments. These contracts are not designated as specific hedges and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. At August 31, 1997, the Company had such forward contracts outstanding of $586.3 million, with unrealized gains of $11.3 million. Gains of $22.6 million were realized during the nine month period then ended. Based on the outstanding contracts' value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at August 31, 1997 would have resulted in approximately $2.6 million in unrealized gains or $24.9 million in unrealized losses, respectively.

Derivative Financial Instruments
--------------------------------

     Foreign Currency Risk Management (Continued)
     --------------------------------

     The Company also manages exchange risk for a portion of its non-U.S. Dollar fixed maturity portfolio in a manner similar to that of its non-U.S. Dollar equity portfolio. The Company had outstanding forward contracts for sale of $450.3 million and for purchase of $328.2 million of foreign currencies at fixed rates. A 5% appreciation or devaluation of the U.S. Dollar as compared to the other currencies under contract at August 31, 1997 would have resulted in unrealized gains of approximately $10.6 million and $624,000, respectively. The market value of the non-U.S. Dollar fixed maturities held was $324.5 million.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. Dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At August 31, 1997, the Company had $2.6 million of such contracts outstanding, and had realized losses of $1.2 million in the nine month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at August 31, 1997 would have had no material effect on income.

     Speculative Financial Instruments
     ---------------------------------

     In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. During 1996 these guidelines were amended so that this exposure could be obtained by direct holdings of publicly traded equities and by investing in a synthetic portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held with an exposure approximately equal in amount to the market value of underlying assets held in this portfolio. As at August 31, 1997, the portfolio held $201.4 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $206.8 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in positions of $211.5 million and $191.3 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the nine months ended August 31, 1997, net realized gains from index futures totalled $38.4 million.

     ---------------------------------


     Another investment manager utilizes both stock and bond futures in the global market to take advantage of market inefficiencies between countries and types of securities. All futures are collateralized by cash and cash equivalents. The total stock and bond futures' exposure at August 31, 1997 for this manager was $57.8 million with underlying investments having a value of $56.3 million. A 5% appreciation or devaluation of these futures would have resulted in unrealized gains of approximately $2.9 million and unrealized losses of $2.9 million.

     One of the Company's investment managers applies a global asset allocation strategy, investing in both equity and fixed income securities as well as tactical currency positioning. This manager had outstanding foreign exchange contracts for sale of $20.8 million and for purchase of $21.3 million. A 5% appreciation or devaluation of the U.S. dollar would have resulted in unrealized losses of approximately $166,000 and $119,000, respectively.

     With the introduction of the new fixed maturity and equity managers earlier in 1997, certain managers may utilize derivative instruments to add value to the investments they manage where they believe market inefficiencies exist. At August 31, 1997 bond and stock index futures outstanding were $378.6 million with underlying investments having a market value of $2.0 billion (All managers are restricted from leveraging their derivative positions). A 5% appreciation or devaluation of these derivative instruments at this time would have resulted in unrealized gains of approximately $18.9 million and unrealized losses of $18.9 million.

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

--------------------

     FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non public entities from certain disclosure.

     FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years ending after December 15, 1997. This statement requires that changes in shareholders' funds not relating to net income be fully analyzed. The Company already complies with these requirements.

     FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years ending after December 15, 1997. This statement requires the disclosure of financial and descriptive information about reportable operating segments. This requirement will expand the Company's level of disclosure.

     Apart from SFAS No. 131, these new standards are expected to have a minimal impact on the Company.

Current Outlook
---------------

     The Company believes competitive pressures will continue throughout fiscal 1997 and constrain growth in the Company's traditional product lines. However, the Company believes specific opportunities will exist in 1997 for growth in the Company's X.L. Risk Solutions and employment practices liability product lines, XLGRe's specialty reinsurance lines, further developments in non-U.S. business and selected types of political risk insurance.

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

(b) There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXEL LIMITED
                                   -----------------------
                                        (Registrant)



                                   /s/ Brian M. O'Hara
October 13, 1997                   -----------------------
                                       Brian M. O'Hara
                                        President and
                                   Chief Executive Officer



                                   /s/ Brian G. Walford
October 13, 1997                   -----------------------
                                       Brian G. Walford
                                 Executive Vice President and
                                   Chief Financial Officer