Form 10-K
period 1997-11-30
EXEL LTD
filed 1998-02-25
CIK 875159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997
                        COMMISSION FILE NUMBER 1-10804

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on February 5, 1998 was approximately $5.1 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of February 5, 1998 there were outstanding 84,546,800 Ordinary Shares (excluding 27,594,800 shares held in treasury), $0.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MARCH 31, 1998 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  EXEL LIMITED

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders............    13

                                    PART II

          Market for the Registrant's Common Stock and Related
 Item 5.  Stockholder Matters............................................    15
 Item 6.  Selected Financial Data........................................    16
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    17
 Item 8.  Financial Statements and Supplementary Data....................    27
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    49

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    49
 Item 11. Executive Compensation.........................................    49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    49
 Item 13. Certain Relationships and Related Transactions.................    49

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K..............................................................   49

                                    PART I

ITEM 1. BUSINESS

 Introduction

  EXEL Limited, a Cayman Islands corporation (the "Company"), and its wholly-owned subsidiary X.L. Insurance Company, Ltd., a Bermuda corporation ("X.L."), were incorporated in 1986. These entities were formed in response to a shortage of high excess liability underwriting capacity in the insurance industry at that time. In 1990, X.L. Europe Insurance ("X.L.E."), a subsidiary of X.L., was organized in the Republic of Ireland to serve the European Community. On November 1, 1995, X.L. Reinsurance Company, Ltd. ("XLRe") was incorporated under the laws of Bermuda as a wholly-owned subsidiary of X.L. and commenced operations effective December 1, 1995. On June 12, 1997, the Company , through a subsidiary, acquired control of GCR Holdings Limited ("GCRH"), a Cayman Islands company, and its wholly-owned operating subsidiary, Global Capital Reinsurance Company Limited, a Bermuda company ("GCR"). XLRe and GCR were amalgamated under the laws of Bermuda effective November 4, 1997, and the amalgamated entity was renamed X.L. Global Reinsurance Company, Ltd. ("XLGRe"). On October 27, 1997, XLGRe and Risk Capital Reinsurance Company ("RCRe"), a wholly-owned subsidiary of Risk Capital Holdings, Inc. ("RCHI"), formed Latin American Reinsurance Company, Ltd. ("LARe") under the laws of Bermuda. RCHI is an affiliate of X.L. LARe was capitalized with $100 million, of which XLGRe and RCRe contributed approximately 75% and 25% respectively. LARe will provide multi-line reinsurance to the Latin American market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance.

  The Company, through its subsidiaries, provides excess liability insurance coverage to industrial, commercial and other enterprises, directors and officers of such enterprises, professional firms, high excess property coverage, and the assumption of reinsurance contracts on a worldwide basis. X.L. reinsures X.L.E. for a minimum of 75% of each risk written.

  Four principal types of excess liability coverage are provided in the areas of third party general liability, employment practices liability, directors and officers liability and professional liability (the latter primarily for law firms, insurance companies and insurance brokers). General liability coverage is generally offered up to a maximum limit of $150 million per occurrence (and annual aggregate) in excess of a minimum attachment point generally of $25 million for United States risks and in excess of a minimum attachment point of $15 million for non-United States risks. Employment practices liability coverage is offered up to a maximum of $100 million in excess of a minimum attachment point of $1 million per occurrence (and annual aggregate). Directors and officers liability coverage is currently offered up to a maximum of $25 million in excess of not less than $20 million of underlying insurance coverage for United States risks, and up to $50 million for individual director indemnification and excluding corporate reimbursement in excess of $20 million, (or up to $15 million of coverage in excess of $15 million of underlying coverage for non-United States risks), and professional liability coverage currently is offered with limits no greater than the attachment point up to a maximum of $50 million, subject to a minimum attachment point of $25 million or $20 million for law firms.

  Property coverage is currently offered up to $100 million of capacity per occurrence plus $10 million annual aggregate for high frequency/severity earthquake. The minimum attachment is generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

  During February 1996, X.L. Risk Solutions and CIGNA Risk Solutions were announced as a coordinated initiative between X.L. and CIGNA Property & Casualty ("CIGNA"). The product provides combined capacity for traditional casualty and property coverages provided by X.L. or CIGNA. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels may in certain situations be provided below traditional stated levels subject to additional underwriting requirements.

  XLGRe provides large net line capacity for specialized programs to insurance and reinsurance companies. X.L. reinsures XLGRe for 75% of each risk written. In general, XLGRe provides third-party liability cover up to $100 million, directors and officers liability and professional liability up to $75 million per claim, high excess property reinsurance up to $50 million per occurrence and financial reinsurance, credit enhancement and other collateralized and financial transactions. Following the Company's acquisition of GCRH and the amalgamation of XLRe and GCR, XLGRe also provides property catastrophe and other short-tail property reinsurance on a worldwide basis. In general, XLGRe limits its property catastrophe exposure under any single contract, or under all contracts with a single client, to $25 million per catastrophe event, with the majority of contracts written with limits of $5 million or less. XLGRe provides cover primarily on either an excess of loss or quota share basis.

BUSINESS STRATEGY

  The Company's strategy is to be the premier provider of strategic financial risk solutions to specific global markets by applying intellectual and financial capital to assure its customers' economic vitality and enhance their competitive positions. Management believes that pursuing this strategy will improve the Company's ability to differentiate itself from its competitors, diversify its mix of business and revenue stream, reduce its dependence on existing core business lines which are cyclical and build shareholder value.

  The Company's strategy calls for its subsidiaries to go beyond offering traditional insurance and reinsurance products to designing risk transfer programs that address specific customer needs with respect to a broad range of risks. These include certain types of financial risks and other non-traditional insurance risks which the Company believes can be properly analyzed and underwritten. As part of this approach, the Company's strategy contemplates providing income statement and balance sheet protection to its customers, involving in some instances structured portfolio transfers. The Company also believes there will be opportunities to build investment features into its risk transfer products. The Company intends to retain its traditional focus on high severity, low frequency risks.

  In order to pursue its strategy effectively, the Company may need to secure access to skills and capabilities in areas which historically have not been found in the insurance and reinsurance industry. Accordingly, successful implementation of the Company's strategy is expected to involve not only maximizing its financial strength but attracting and retaining highly skilled and motivated employees. It may also require entering into coordinated initiatives, joint ventures or strategic alliances with one or more partners, making investments in and, where appropriate, acquiring other businesses of strategic value to the Company and its subsidiaries.

GENERAL LIABILITY

  General liability policies offered by the Company's insurance subsidiaries cover occurrences causing unexpected and unintended personal injury and/or property damage (as well as advertising liability) to third parties arising from events or conditions which commence at or subsequent to an inception date (or retroactive date, if applicable, but not prior to January 1, 1986) and prior to the expiration of the policy, provided proper notice is given to X.L. or X.L.E. during the term of the policy or the discovery period. With respect to the use of products, the coverage applies where unexpected and unintended personal injury or property damage to a third party caused, allegedly caused or deemed to have been caused by the use of a product takes place during the term of the policy. Where certain injury, damage or liability to third parties is expected or intended by the insured, the policy provides coverage for injury, damage or liability when the actual injury, damage or liability incurred is fundamentally different in nature or vastly greater in order of magnitude than expected. All claims for integrated occurrences are added together and treated as one occurrence (and thereby limiting such losses to one policy limit) with respect to the policy in effect when the occurrence or claim is first reported regardless of the length of the period over which such losses or liabilities occur, although special notice requirements are imposed with respect to such losses. The general liability policies generally do not "drop down" to provide coverage below the per-occurrence attachment point even in the event of exhausted underlying insurance policy aggregates.

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

  Rather than issuing separate annual policies, a perpetual policy is issued (which is subject to an annual underwriting review) with an annual aggregate limit (subject to reinstatement). The policy remains in effect until canceled or not continued. The terms, conditions, exclusions, deductibles and limit applicable to an occurrence are determined by the policy in effect at the time notice thereof is first given. Because the inception date (or, if applicable, the retroactive date) remains unchanged, the exposure of a claim to X.L. or X.L.E. under each policy usually increases each additional year that the policy is in force. The exposure to unreported claims thus rolls forward each year, which is provided for by the establishment of significant incurred but not reported ("IBNR") reserves. Each year's coverage, however, is subject to an aggregate limit, and the limits of any given year are not available for occurrences first reported in a subsequent year notwithstanding that the injury or damage took place in that year. Premiums are adjusted annually. A single event or set of circumstances may constitute an insured occurrence under policies of different policyholders, resulting in multiple claims exposure with respect thereto. Such events or circumstances could have a material adverse effect on the results of the Company.

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

  As contrasted with the standard policy form, which provides for annual determination of premiums and limits, the Company offers to certain of its policyholders endorsements providing coverage generally for two additional annual periods (aggregating a total of three years), with either an annual aggregate or term limit and with the provision for reinstatement of the limit selected. Premiums are generally prepaid in whole or in part for the period of the contract. Such endorsements limit the circumstances under which either the policyholder or the Company may cancel and provide that the otherwise predetermined premium for the three-year period may be adjusted in certain specified circumstances. It is contemplated that policyholders may be given the opportunity to roll the three-year term forward year-by-year based on premiums and other terms and conditions to be negotiated each year.

  The Company also offers an alternate rating methodology to be used with multi-year general liability policies. These policies are written on a form affording the same scope of coverage as the general liability form described above, but the policies have several different features. Generally, these policies have a three to five-year term (which may be extended by mutual agreement year-by-year on a rolling basis), and provide that a portion of the aggregate limit may apply, depending upon the terms of the policy, to the entire term, but such aggregate limit, or a portion thereof, will be subject to one or more mandatory reinstatements if it is eroded by paid and/or reserved losses beyond a certain point or to reinstatement at the option of the policyholder. The annual premiums generally are higher than those charged for the standard single-year policies for the same layers, and the mandatory reinstatement premiums generally exceed the annual premiums. If, however, loss experience is favorable, the insured would be permitted to recapture a portion of the amount by which premiums exceed losses. Such recapture may be contingent upon commutation of the Company's liability for further loss payments. These multi-year policies may be written with attachment points below $25 million per occurrence but not less than $10 million per occurrence, and the limits thereof may be incremental to the otherwise applicable $150 million maximum limit.

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

PROPERTY EXCESS OF LOSS

  Property policies are primarily underwritten on an excess of loss occurrence form (except earthquake and flood when provided) utilizing engineering reports, statement of values, prior loss history, annual report and other publically available information. Earthquake and flood coverage are written on an excess of loss attachment basis which may be eroded in a given policy year by accumulated losses from separate occurrences as customary in the industry. When written as such, earthquake and flood have annual aggregate limits. All classes of business are considered. The minimum attachment points are generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

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

X.L. RISK SOLUTIONS

  X.L. Risk Solutions is a coordinated initiative with CIGNA Risk Solutions offering multi-year, combined line coverages for traditional casualty coverages, including general, directors and officers and professional liability, and property coverage plus blended finite coverage for risks which traditionally have had difficulty placing cover. The target market is large and medium size companies that are trying to simplify and streamline the risk transfer process. CIGNA provides services and fronting policies to meet U.S. regulatory requirements and X.L. provides an excess policy for the balance of capacity and coverages required. Programs are typically custom designed to meet specific needs with each customer.

POLITICAL RISK INSURANCE

  In March 1997, X.L. became a founding shareholder in Sovereign Risk Insurance Ltd. ("Sovereign"), a Bermuda based managing general agency formed to underwrite selected political risk insurance coverages, including expropriation, currency inconvertibility and certain other types of political risk associated with cross-border investment. Sovereign was formed as a joint venture among X.L., A.C.E. Insurance Company, Ltd. ("ACE") and RCRe. Policies written by Sovereign are subscribed 50% by each of X.L. and ACE, with RCRe participating in up to 10% of each risk written on a quota share basis. Sovereign's per-country aggregate limit is $100 million, except with respect to Argentina, Brazil, China and Indonesia which have an aggregate limit of $250 million each, and its per risk limit is $50 million.

REINSURANCE ASSUMED

  During 1995 X.L. and X.L.E. assumed reinsurance contracts for specific risks. As of December 1, 1995, these risks were continued as and if appropriate in XLGRe.

  XLGRe provides large net line capacity for specialized programs to insurance and reinsurance companies. X.L. reinsures XLGRe for 75% of each risk written. XLGRe in general provides third party liability cover up to $100 million, directors and officers liability and professional liability up to $75 million per claim. Financial reinsurance, credit enhancement and other collateralized and financial transactions may involve larger nominal limits, but XLGRe's net risk exposure is maintained within ranges set by management through the use of reinsurance or capital market products. XLGRe also provides reinsurance with respect to certain marine, aviation, satellite and political risks.

  Property reinsurance is written on both an excess and quota share basis, with the majority being catastrophe-related business written on an excess of loss basis. Limits vary by program but range from under $5 million up to $25 million, with the majority of limits being under $5 million. Risks are evaluated using computer driven modelling techniques combined with qualitative underwriting techniques. Risk is diversified by type of reinsurance, geographic coverage and by varying the level of attachment. Aggregate loss exposure is managed by means of geographic zone limits.

REINSURANCE

  Effective December 1, 1995, X.L. entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective December 1, 1996, two additional U.S. reinsurers were added to this program, of which one is RCRe. Under the terms of the policy, X.L. will cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 23% of the quota share. With the exception of RCRe, all the reinsurers are rated, of which the lowest as rated by Standard & Poors ("S&P") is BBB.

  Effective September 1, 1997, X.L. and X.L.E. entered into an excess of loss casualty catastrophe contract covering general liability risks. Under the terms of this policy, X.L. and X.L.E. are reinsured for $80 million ultimate net loss each occurrence excess of a per occurrence retention, subject to an annual aggregate retention. The maximum amount recoverable from the reinsurers will be an annual aggregate of $250 million. For the year ended November 30, 1997, 92.5% of this reinsurance has been placed with seventeen reinsurers, all of which are rated. With the exception of two reinsurers, the lowest as rated by S&P is A-. The other two reinsurers are rated BBB and BB by S&P, representing 3.5% participation on this program.

  Property quota share reinsurance of 25% (subject to catastrophe occurrence limit restrictions) of the X.L. property policy limit is purchased from three Bermuda-based property reinsurers, two U.S. reinsurers and one non-U.S. reinsurer. Mid Ocean Reinsurance Company, Limited, a wholly-owned subsidiary of Mid Ocean Limited ("MOCL"), has a 30% participation on this program. The Company owns 29.1% of the issued and outstanding voting shares of MOCL. All property reinsurers are rated with a minimum S&P rating of A.

  X.L. reinsures one third of the first $75 million in limits of employment practices liability to a U.S. insurer and the remaining excess layer of $25 million to a Bermuda-based insurer.

  A quota share arrangement exists between X.L. and CIGNA based on pre-agreed percentages by line of coverage for blended covers written through X.L. Risk Solutions and CIGNA Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed X.L.'s normal capacity on individual lines of cover. X.L. may underwrite an account 100% without CIGNA participation.

COMPETITION

  The property-casualty insurance and reinsurance industry is highly competitive, particularly in the case of large risk accounts in the United States and Europe, which represent the vast majority of the Company's customer base. The markets for the Company's insurance and reinsurance products are characterized by strong, and at times intense, price competition driven largely by the substantial amount of excess capacity and relatively inexpensive reinsurance currently present in the industry. The Company believes that such competitive forces will be present in the industry for at least the short to medium term.

  Whereas only a small number of insurers used to compete with the Company's property-casualty lines of business at the attachments and limits offered by it, the Company currently estimates there to be approximately 12 competitors worldwide with respect to such business. Similarly, the Company believes there to be a large number of reinsurers which compete with its property catastrophe-specialty reinsurance business. Many of the Company's competitors possess significantly greater financial and other resources than the Company. The Company generally competes on the basis of price, financial strength, coverage terms, claims paying reputation and customer service.

  Notwithstanding the foregoing, the Company believes it is one of the leading excess general liability insurers at its attachment point and limit levels for major corporations domiciled in the U.S. The Company's principal competitors with respect to excess general liability are other Bermuda-based insurers, industry mutuals which limit coverages to their industry, Lloyds of London and several large European insurers and reinsurers. There is no one or small group of dominant insurers in the property and directors and officers and professional excess liability insurance areas; the Company believes it is a significant competitor at its attachment point and limit levels in these lines.

RATING METHODOLOGY

  X.L. and X.L.E. write liability and property coverage for a wide array of industry groups, including chemical, industrial, pharmaceutical, property owners, landlords and tenants, utilities, auto, consumer, rail, oil and construction with respect to third-party general liability and first-party property; industrial/manufacturing, utilities, chemical/pharmaceutical and financial advisors with respect to directors and officers liability; and lawyers, insurance brokers and insurance companies for professional liability. Although rates are influenced by a number of factors, including competition, the Company's rating methodology seeks to set rates individually for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgment of the underwriters and insurance market conditions. Underwriters separately evaluate each industry category (and sub-groups within each category) and premiums are set and adjusted for an insured based in large part on the industry group in which the insured is placed and the insured's risk relative to the other risks in the insured's industry group. Each industry group is reviewed annually to take into account outstanding case losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as within the group.

UNDERWRITING AND MARKETING

  Underwriting activities are conducted only through the offices of the Company's subsidiaries in Bermuda and the Republic of Ireland. A marketing office has recently been opened in Sydney, Australia. In addition, a London contact office has been established for the purpose of servicing XLGRe. Accordingly, the Company and its subsidiaries do not maintain an office, solicit or advertise in the U.S. and are not admitted as insurers in the U.S. On November 6, 1997, the Company entered into a definitive agreement to purchase all of the outstanding shares of Folksamerica General Reinsurance Company ("Folksamerica General"), which has property and casualty licences in approximately 20 states and reinsurance licenses in approximately 14 states. The closing of this transaction is subject to receipt of certain regulatory approvals and satisfaction of certain other conditions precedent.

  All insureds are referred to the Company's subsidiaries through approximately 50 non-U.S. insurance brokers who receive from the insured a brokerage commission equal to a percentage of gross premiums. Neither X.L. nor X.L.E. nor XLGRe is committed to accept any business from any particular broker, and brokers do not have the authority to bind either X.L., X.L.E. or XLGRe. All policy applications are subject to approval and acceptance by the Company's subsidiaries. During 1997 Marsh & McLennan Incorporated acquired J&H Intermediaries Limited to form J&H Marsh McLennan Global Broking Limited ("J&H Marsh"). In addition, AON Intermediaries Limited acquired Alexander Howden Group Limited. Since the Company's inception, J&H Marsh or affiliated companies have placed a significant amount of insurance business with the Company's subsidiaries. In fiscal 1995, 1996 and 1997, approximately 50%, 52% and 52%, respectively, of the Company's consolidated gross premiums were placed by J&H Marsh or its predecessors and approximately 17% and 19%, respectively, were placed by AON or its predecessors in fiscal 1996 and 1997, respectively . No other broker accounted for more than 10% of gross premiums written in any fiscal year during such period.

UNPAID LOSSES AND LOSS EXPENSES

  Significant periods of time may lapse between the occurrence of an insured loss, the reporting of the loss to X.L., X.L.E., or XLGRe and their payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have been reported to the Company. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company's subsidiaries.

  After a claim is reported to X.L., X.L.E. or XLGRe, its claims personnel determine whether to establish a "case reserve" for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel, based on general corporate reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Periodically, adjustments to the case reserves may be made as additional information regarding the claims becomes known and/or partial payments are made. Case reserves generally are established by the Company from previously established IBNR reserves. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process ("loss expense").

  The IBNR reserves for fiscal years prior to 1996 was estimated utilizing the Bornhuetter-Ferguson ("B-F") actuarial method modified for actual loss experience. The B-F method is a generally accepted actuarial technique for estimating loss reserve levels where an insurer does not have sufficient relevant historical loss experience to employ other methods. The position has been reviewed and the IBNR reserves are now estimated by using several actuarial reserving techniques. The vast majority of the Company's IBNR derives from general liability, professional liability and property coverages written by X.L. and X.L.E. This IBNR is calculated in two steps. First, case reserve development is calculated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency/severity approach. Since X.L. and X.L.E.'s coverage is usually triggered when a notice is submitted by the insured, "pure" IBNR losses exist only when claims with a loss notice develop into their layers of coverage. The method calculates the ultimate number of claims (i.e. frequency) via the B-F technique. The severity component ( average claim size) is developed via a single parameter Pareto loss distribution, adjusted for X.L. and X.L.E.'s average attachment points and limits.

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

  The Company believes it applies the most appropriate actuarial methods for estimating reserves for the types of liability that the Company retains. X.L. and X.L.E.'s loss experience is typified by very low frequency and very high severity events. The ultimate claims experience of X.L., X.L.E. and XLGRe is subject to a greater level of uncertainty than may be the case with traditional insurance companies, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

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

  The "Analysis of Consolidated Loss and Loss Expense Reserve Development" set forth below, presents the development of balance sheet unpaid loss and loss expense reserves for the fiscal years 1986 through 1997.

      ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT

                    1986     1987     1988     1989     1990     1991       1992        1993        1994       1995
                   ------- -------- -------- -------- -------- --------  ----------  ----------  ---------- ----------
                                                                       (IN THOUSANDS)
Net liability for
 unpaid losses
 and loss
 expenses........  $25,847 $173,542 $381,106 $616,611 $799,222 $957,344  $1,169,003  $1,359,701  $1,665,434 $1,919,498
Paid (cumulative)
 as of:
 One year later..      --       142      517   98,519  141,863  103,970     163,086     138,702     188,370    299,465
 Two years later.       88      404   23,285  240,207  169,656  266,191     296,213     326,610     487,264    531,694
 Three years
  later..........      141      869   76,844  267,777  235,095  340,551     482,251     619,186     718,785
 Four years
  later..........      145      902   87,639  296,095  258,589  432,506     688,064     806,140
 Five years
  later..........      145      903  107,863  302,028  260,385  610,936     878,832
 Six years later.      145      903  107,863  303,791  341,337  714,764
 Seven years
  later..........      145      903  107,863  384,717  357,051
 Eight years
  later..........      145      903  107,863  385,951
 Nine years
  later..........      145      903  107,916
 Ten years later.      145      953
 Eleven years
  later..........      145
Liability re-
 estimated as of:
 End of year.....  $25,847 $173,542 $381,106 $616,611 $799,222 $957,344  $1,169,003  $1,359,701  $1,665,434 $1,919,498
 One year later..   23,558  193,989  383,949  654,931  808,642  973,711   1,203,360   1,435,500   1,667,334  1,964,402
 Two years later.   34,050  191,815  348,152  654,160  700,733  929,176   1,282,051   1,441,018   1,628,191  1,663,842
 Three years
  later..........   31,278  152,944  329,403  587,758  557,782  876,071   1,270,410   1,485,101   1,465,632
 Four years
  later..........   24,446  135,943  279,106  447,360  531,264  878,597   1,359,848   1,365,998
 Five years
  later..........   20,264  101,274  159,117  434,326  465,605  967,410   1,325,166
 Six years later.   14,613      903  107,863  444,213  479,940  959,363
 Seven years
  later..........      145      903  107,863  452,662  475,136
 Eight years
  later..........      145      903  107,863  459,023
 Nine years
  later..........      145      903  108,063
 Ten years later.      145    1,103
 Eleven years
  later..........      145
Redundancy
 (deficiency)....   25,702  172,639  273,043  157,588  324,086   (2,019)   (156,163)     (6,297)    199,802    255,656
Gross liability
 end of period...                                                                                            1,920,500
Reinsurance
 recoverable end
 of period.......                                                                                               (1,002)
                                                                                                            ----------
Net liability end
 of period.......                                                                                            1,919,498
                                                                                                            ==========
                      1996        1997
                   ----------- -----------
Net liability for
 unpaid losses
 and loss
 expenses........  $2,052,652  $2,186,229
Paid (cumulative)
 as of:
 One year later..     233,162
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Eleven years
  later..........
Liability re-
 estimated as of:
 End of year.....  $2,052,652  $2,186,229
 One year later..   1,774,745
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Eleven years
  later..........
Redundancy
 (deficiency)....     277,907
Gross liability
 end of period...   2,099,096   2,342,254
Reinsurance
 recoverable end
 of period.......     (46,444)   (156,025)
                   ----------- -----------
Net liability end
 of period.......   2,052,652   2,186,229
                   =========== ===========

  The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a net basis:

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES

                                                  YEAR ENDED NOVEMBER 30,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------  ---------- ----------
                                                       (IN THOUSANDS)
Unpaid losses and loss expenses at beginning
 of period..................................  $2,052,652  $1,919,498 $1,665,434
Losses and loss expenses incurred in respect
 of losses occurring in:
  Current year..............................     644,108     390,892    440,394
  Prior years...............................    (278,783)     14,465        528
                                              ----------  ---------- ----------
    Total...................................     365,325     405,357    440,922
                                              ----------  ---------- ----------
Net interest effect on experience reserves..         886       1,752      1,646
Portfolio transfer..........................      34,593      28,687        --
Losses and loss expenses paid in respect of
 losses occurring in:
  Current year..............................      34,055       3,177        134
  Prior years...............................     233,172     299,465    188,370
                                              ----------  ---------- ----------
    Total...................................     267,227     302,642    188,504
                                              ----------  ---------- ----------
Unpaid losses and loss expenses at end of
 period.....................................  $2,186,229  $2,052,652 $1,919,498
                                              ==========  ========== ==========

  The computation of the Company's reserves for Bermuda statutory purposes is the same as for the purposes of generally accepted accounting principles in the United States ("GAAP").

  Case reserves as a component of total reserves in 1997 increased to $801 million from $787 million after the payment of $262 million in losses. The increase is in part due to three new reserves totaling $145 million in 1997 that are integrated to a common casualty event. In addition there were three new reserves in 1996 from unrelated causes totaling $85 million. The balance of the change is not attributable to any single or group of related events, but to normal attrition as losses have developed over time into the Company's layers of exposure, consistent with the nature of excess casualty insurance.

  The changes in reserves between years are in mostly due to the reserving methodology. One of the major driving factors in estimating IBNR is the estimated frequency of loss. Since the nature of the Company's casualty book is low frequency high severity, the emergence or non emergence of a few losses relative to historical development can have a significant impact on increases or reductions in reserves between individual years. This is readily apparent in 1997, where incurred losses amounted to $644 million. The claims frequency for this year is higher than the historical frequency due to the emergence of the three integrated casualty claims, resulting in increased levels of IBNR. It should also be noted that if in the subsequent development of the 1997 year, actual losses may prove to be lower than the derived frequency, it will result in a reduction in these reserves. Another contributing factor to the high incurred losses for this year, were treaty losses realized on the reinsurance book of business of $36 million.

  Total reserves increased in 1996 by $23 million reflecting the unrelated indemnity reserves of $85 million mentioned previously. This change reflects an increase to the expected frequency. Reserves of $138 million, $43 million, $84 million, $27 million, $3 million and $11 million were reduced for the years from 1995, 1994, 1993, 1992, 1991 and 1990, respectively. The 1995 year reflects the elimination of one indemnity reserve (due to the cancellation of a general liability policy) in a year where the claim frequency is already low. As previously mentioned, changes in frequencies will have a significant effect. The 1993 year also reflects the "release" of an indemnity reserves, which has been reclassified to 1994, resulting in an effect similar to 1995. The other years reflect frequency emergence patterns lower than historical expectations.

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

CLAIMS ADMINISTRATION

  All claims management activities are conducted at the offices of the Company's subsidiaries in Bermuda and the Republic of Ireland. Claims management includes the review of initial loss reports, creation of claims files, administration of claims data base, generation of appropriate response to claims reports including identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers.

INVESTMENTS

  X.L. Investments Ltd., a Bermuda corporation ("X.L.I."), is a wholly-owned subsidiary of X.L. The Finance Committee of the Board of EXEL and management oversee investment strategy, establish guidelines for the various investment managers and implement investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio whilst focusing on preserving principal and maintaining liquidity. In this regard, at November 30, 1997, the Company's fixed income investment portfolio includes U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 58% of which were rated Aa or AA or better by a nationally recognized rating agency. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Applicable insurance laws and regulations do not restrict the Company's investments except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory financial requirements. At each of November 30, 1997, 1996 and 1995, 19%, 14% and 13% of the Company's investments in fixed maturity and short-term investments and 42%, 45% and 33% of the Company's investments in equity securities were represented by securities of non-U.S issuers. The Company did not have an aggregate investment in a single entity (other than the U.S. government) in excess of 10% of shareholders' equity at November 30, 1997, 1996 or 1995.

  X.L. Investments (Barbados) Inc. ("X.L.I.B."), a Barbados corporation and wholly-owned subsidiary of X.L.I., maintains portfolios of equity securities with the assistance of investment managers.

  The following table reflects investment results for the Company for each of the five years in the period ended November 30, 1997:

                                                 NET-PRE   PRE-TAX
                                                   TAX     REALIZED  ANNUALIZED
                                    AVERAGE     INVESTMENT  GAINS    EFFECTIVE
       YEAR ENDED NOVEMBER 30,   INVESTMENTS(1) INCOME(2)  (LOSSES)    YIELD
       -----------------------   -------------- ---------- --------  ----------
                                            (DOLLARS IN THOUSANDS)
      1997......................   $4,125,244    $216,552  $335,939     5.25%
      1996......................    3,888,001     198,598   206,212     5.11
      1995......................    3,559,454     200,145    49,774     5.62
      1994......................    3,267,286     182,262   (95,197)    5.58
      1993......................    3,035,556     163,816   160,885     5.40

--------
(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

REGULATION

 Bermuda

  The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of X.L. and XLGRe. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.

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

TAX MATTERS

  The Company is a Cayman Islands corporation and has never paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that it is not engaged in a trade or business in the United States; however, because definitive identification of the activities which constitute being engaged in trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend that the Company or its subsidiaries are engaged in trade or business in the United States. If the Company or its subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or its subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda, such businesses were attributable to a "permanent establishment" in the United States), the Company or its subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income that is effectively connected with such U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a material adverse effect on the Company's shareholders' equity and earnings.

  As described above, on November 6, 1997, the Company entered into a definitive agreement to purchase all of the outstanding shares of Folksamerica General, a New York corporation which is subject to applicable U.S. federal, state and local corporate income taxes. Folksamerica General will continue to be subject to such corporate income taxes following the closing of the transaction, which remains subject to the receipt of the required regulatory approvals and certain other conditions precedent.

EMPLOYEES

  At November 30, 1997, the Company and its subsidiaries employed a total of 184 employees, of which 149 were located in Bermuda and 35 in the Republic of Ireland. None of the these employees are represented by a labour union and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

  The Company's and X.L.'s principal executive offices are at Cumberland House, Hamilton, Bermuda, XLGRe's offices are in Windsor Place, Hamilton, Bermuda and X.L.E.'s offices are in La Touche House, International Financial Centre, Dublin, the Republic of Ireland. In 1997, the Company acquired commercial real estate in Hamilton, Bermuda, for the purpose of securing long-term office space to meet its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company, through its insurance subsidiaries, in common with the insurance industry in general, is subject to litigation in the normal course of its business. Although most of its policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of November 30, 1997, the Company was not a party to any material litigation other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended November 30, 1997.

           NAME           AGE                      POSITION
           ----           ---                      --------
 Brian M. O'Hara.........  49 President, Chief Executive Officer and Director
                              of the Company and Chairman and Chief Executive
                              Officer of X.L.
 Robert J. Cooney........  43 Executive Vice President of the Company and
                              President and Chief Operating Officer of X.L.
 Brian G. Walford........  44 Executive Vice President, Chief Financial Officer
                              and Secretary of the Company and Executive Vice
                              President of X.L.
 K. Bruce Connell........  45 Executive Vice President and President and Chief
                              Operating Officer of XLGRe.
 Christopher V. Greetham.  53 Senior Vice President and Chief Investment
                              Officer of the Company.
 Paul S. Giordano........  35 Senior Vice President and General Counsel of the
                              Company, X.L. and XLGRe.

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

  Brian G. Walford has been Executive Vice President of the Company and X.L. since 1991 and Chief Financial Officer of the Company since 1990. Mr. Walford has been Secretary of the Company since 1991 and X.L. since 1990. Mr. Walford previously served as Chief Financial Officer of X.L. from 1990 to 1996 and as Senior Vice President of the Company and X.L. from 1988 to 1991. Mr. Walford retired from the Company and X.L. on December 31, 1997.

  K. Bruce Connell has been Executive Vice President of the Company and President and Chief Operating Officer of XLGRe since October 1997, having previously served as Executive Vice President and President of XLGRe since December 1995, and as Senior Vice President of X.L. from 1990 to 1995.

  Christopher V. Greetham has been Senior Vice President and Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd. from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

  Paul S. Giordano has been Senior Vice President and General Counsel of the Company, X.L. and XLGRe since January 1997. From 1990 to 1996, Mr. Giordano was associated with major law firms in New York and London prior to joining the Company.

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

                                                                  HIGH     LOW
                                                                 ------- -------
      1996:
        1st Quarter............................................. $35.938 $29.813
        2nd Quarter.............................................  36.375  34.125
        3rd Quarter.............................................  36.688  33.063
        4th Quarter.............................................  40.125  31.875
      1997:
        1st Quarter............................................. $45.000 $36.500
        2nd Quarter.............................................  44.500  39.000
        3rd Quarter.............................................  57.500  44.500
        4th Quarter.............................................  64.000  55.063

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

  (b) The approximate number of record holders of Ordinary Shares as of November 30, 1997 was 209.

  (c) Company paid four regular quarterly dividends, three of $0.32 per share to all shareholders of record on February 6, 1997, April 22, 1997 and July 11, 1997 and one of $0.40 per share to all shareholders of record on September 25, 1997.

  The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus requirements of the Company's operating subsidiaries and regulatory considerations.

  The Company is a holding company whose principal source of income is dividends from X.L. The payment of dividends by X.L. is subject to restriction under Bermuda insurance and corporate law and regulations. At November 30, 1997 X.L. could legally have paid dividends in the amount of approximately $1.5 billion at such date.

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

                            1997        1996        1995        1994        1993
                         ----------  ----------  ----------  ----------  ----------
                            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
                                          AMOUNTS AND RATIOS)
Income Statement Data:
  Gross premiums
   written.............. $  441,290  $  729,446  $  698,020  $  638,294  $  564,376
  Net premiums written..    316,626     597,102     694,337     627,987     530,885
  Net premiums earned...    540,653     517,892     558,049     521,177     456,815
  Net investment income.    216,552     198,598     200,145     182,262     163,816
  Realized gains
   (losses).............    335,939     206,212      49,774     (95,197)    160,885
  Equity in net income
   of affiliate.........     65,882      59,249      51,074      25,028      18,221
  Losses and loss
   expenses.............    365,325     405,357     440,922     407,172     353,256
  Acquisition costs and
   administration
   expenses.............     98,665      79,476      83,602      81,219      66,396
  Interest expense......      7,176         --          --          --          --
  Amortization of
   intangible assets....      5,844         --          --          --          --
  Income before minority
   interest and
   income tax expense...    682,016     497,118     334,518     144,879     380,085
  Net income............    676,961     494,313     332,798     143,954     379,216
  Net income per share
   (1)(2)............... $     7.84  $     5.39  $     3.22  $     1.32  $     3.41
  Weighted average
   shares
   outstanding (2)......     86,373      91,731     103,438     108,676     111,226
  Cash dividends per
   share (2)............ $     1.36  $     0.95  $     0.71  $     0.62  $     0.54
Balance Sheet Data:
  Total investments..... $4,254,668  $3,772,976  $3,355,295  $2,943,712  $3,040,012
  Cash and cash
   equivalents..........    394,599     252,734     673,433     456,176     264,484
  Investment in
   affiliates...........    517,396     414,891     351,669     230,852     195,485
  Total assets..........  6,088,462   5,031,538   4,721,466   3,853,152   3,626,996
  Unpaid losses and loss
   expenses.............  2,342,254   2,099,096   1,920,500   1,665,434   1,359,701
  Shareholders' equity..  2,479,130   2,116,038   2,006,133   1,684,393   1,843,094
  Book value per share
   (2).................. $    29.37  $    24.27  $    21.22  $    15.73  $    16.86
  Fully diluted book
   value per share (2).. $    29.33  $    24.21  $    21.11  $    15.73  $    16.81
Operating Ratios:
  Loss and loss expense
   ratio................       67.6%       78.3%       79.0%       78.1%       77.3%
  Underwriting expense
   ratio................       18.2        15.3        15.0        15.6        14.6
  Combined ratio........       85.8        93.6        94.0        93.7        91.9

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

  Table I presents an analysis of the Company's underwriting revenues for the periods indicated:

 Table I

                                           YEAR ENDED NOVEMBER 30,
                         -----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------- -------------------
                                   PERCENT             PERCENT             PERCENT
                                    CHANGE              CHANGE              CHANGE
                                     FROM                FROM                FROM
                          AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR
                         -------- ---------- -------- ---------- -------- ----------
                                         (U.S. DOLLARS IN THOUSANDS)
Gross premiums written.. $441,290   (39.5)%  $729,446     4.5%   $698,020     9.4%
Net premiums written....  316,626   (47.0)    597,102   (14.0)    694,337    10.6
Net premiums earned.....  540,653     4.4     517,892    (7.2)    558,049     7.1

  Changes in the levels of gross premiums written between years is affected in part by the level of multi-year premiums written. Gross premiums on multi-year contracts are written at the time the contract is incepted. In order to reflect the equivalent of an annual contract to provide a true year-to-year comparison, premiums written for future years net of premiums written in prior years that relate to the current year are identified. The multi-year effect is reflected in Tables II and III. Gross premiums written were also impacted by several Speciality Reinsurance Assumed ("SRA") contracts being rewritten, which affected both the multi-year and annual premiums. This effect is reflected in Table III. In addition, during the fourth quarter of 1997 and 1995, a mandatory reinstatement premium was written, triggered by a loss in excess of a specified threshold, resulting in a retrospective portion of $11.0 million and $7.3 million, respectively, determined in accordance with the "with or without method" as required by EITF 93-6 and 93-14. After adjusting for the aforementioned items, gross premiums written (decreased) increased (3.4%), 0.9% and 8.5% for the 1997, 1996 and 1995 fiscal years, respectively.

  Net premiums written were likewise impacted by the above mentioned adjustments. In addition net premiums written in 1997 and 1996 were affected by the general liability quota share reinsurance policy which came into effect on December 1, 1995. This reinsurance policy covers general liability risks, with certain exclusions. X.L. and X.L.E. cede 20% of these risks with a total limit of up to $100 million and 25% with a total limit in excess of $100 million. The Company has also purchased, with effect from September 1, 1997, a general liability excess of loss reinsurance program . The adjustments noted in Table III resulted in a decrease of 7.0% and 0.3% in 1997 and 1996, respectively, from the prior year. The relative further decrease is reflective of the growth in the product lines of X.L. Risk Solutions and employment practices liability. As each of these lines are reinsured: growth will increase the amount of premiums ceded.

  The increase in net earned premiums in 1997 reflects the acquisition of GCRH and its subsidiary, GCR. Most of the business GCR wrote occurred in the first half of the year. As a consequence, GCR contributed premiums written of only $12.9 million since the date of acquisition, June 12, 1997. Unearned premiums were $66.0 million as of this date, resulting in GCR contributing $39.5 million in net earned premium. This has been offset by the decline in the Company's general liability business and the placement of the excess of loss reinsurance program. Net premiums earned will also likely continue to grow temporarily, even when gross premiums written have started to decline, as the growth in net premiums earned generally lags behind the growth in net premiums written.

  The decline in net premiums earned in 1996 is due to the effect of the general liability quota share policy. Following the adjustment of the previously mentioned items as noted in Table III, net premiums earned increased 4.4%, 3.0% and 4.8% in 1997, 1996 and 1995, respectively.

  Table II presents the split of gross premiums written by X.L., X.L.E and XLGRe by line of business and after multi-year adjustments for the fiscal years indicated (U.S. dollars in thousands):

 Table II

                                    1997                                   1996                           1995
                     -------------------------------------  ---------------------------------- --------------------------
                       X.L.    X.L.E.    XLGRE     TOTAL      X.L.   X.L.E.   XLGRE    TOTAL     X.L.    X.L.E.   TOTAL
                     --------  -------  --------  --------  -------- ------- -------- -------- -------- -------- --------
General liability..  $241,351  $37,819       --   $279,170   322,986  51,044      --  $374,030 $366,714 $ 61,069 $427,783
Directors &
 officers
 liability.........    18,359    1,804       --     20,163    20,819   2,099      --    22,918   22,393    2,392   24,785
Professional
 liability.........    42,690   11,683       --     54,373    41,776  10,662      --    52,438   42,430   10,825   53,255
Employment
 practices
 liability.........    12,106      --        --     12,106     3,006     --       --     3,006      --       --       --
Property...........    24,250    2,598       --     26,848    25,472     810      --    26,282   20,035    1,708   21,743
X.L. Risk
 Solutions.........    19,946      --        --     19,946     8,252     --       --     8,252      --       --       --
Reinsurance
 assumed...........    31,186   10,310   102,833   144,329    13,265  14,602   75,392  103,259   45,658   16,020   61,678
                     --------  -------  --------  --------  -------- ------- -------- -------- -------- -------- --------
Annualized premium.   389,888   64,214   102,833   556,935   435,576  79,217   75,392  590,185  497,230   92,014  589,244
Adjustment for
 multi year
 premiums..........    (5,181)  (8,985) (101,479) (115,645)   14,993  13,096  111,172  139,261   99,188    9,588  108,776
                     --------  -------  --------  --------  -------- ------- -------- -------- -------- -------- --------
Gross premiums
 written...........  $384,707  $55,229  $  1,354  $441,290  $450,569 $92,313 $186,564 $729,446 $596,418 $101,602 $698,020
                     ========  =======  ========  ========  ======== ======= ======== ======== ======== ======== ========

  Although total gross premiums written declined in 1997 compared to 1996, gross premiums written from reinsurance assumed grew significantly during the same period. The nature of the reinsurance assumed has diversified to include more traditional forms of reinsurance, including property, marine and aviation. Other areas of reinsurance include satellite and political risk cover. The Company initially focused on boutique or speciality reinsurance arrangements. These contracts are few in number, loss sensitive and multi-year in nature. Significant premiums were initially paid on these contracts of which a significant portion is returnable where the contract goes loss free. This was the case when two of these contracts were written in 1996 and four in 1997. Table III is adjusted for these contracts, as if they were not written.

  SRA premiums assumed by X.L.E. relate principally to a specialty program, where reinsurance protection is provided to a Bermuda-based reinsurer who provides certificates of financial responsibility to ship owners in order for them to comply with the U.S. Oil Pollution Act of 1990. The decline in premiums in 1996 reflects the availability of additional capacity from alternate sources. This program continued to decline in 1997 largely due to a restructuring of the facility to an excess of loss basis from a quota share basis.

  X.L. Risk Solutions was introduced late in the second quarter of 1996. X.L. Risk Solutions is a coordinated initiative with CIGNA to provide combined limits of capacity for two or more of X.L.'s stand alone product lines over three or more years. In addition, X.L. provides combined property capacity coverage with CIGNA in certain circumstances which is reflected in the property line. It should be noted, while this combined capacity provides growth to gross premiums written, the cession of CIGNA's share of limits will reduce net premiums written and earned.

  Employment practices liability was introduced during the 1996 fiscal year in response to a perceived need for such coverage. While there has been growth in 1997, competitive pressures will likely slow the rate of growth in 1998.

  General liability has experienced the greatest decline in premium levels reflecting the impact of severe competitive pressures from the U.S. domestic market, Lloyds of London, European carriers and other Bermuda- based suppliers of general liability coverage in both terms and pricing. These pressures have led to a decline in policy retention from 87.9% to 80.1% for 1996 and 1997, respectively. Excluding insureds acquired by existing insureds, this ratio increased to 89.7% and 81.8%, respectively. The retention ratio for 1995 was 89.7%. Average attachments were $104.0 million, $78.7 million and $73.0 million and average limits were $86.4 million, $80.2 million and $72.8 million for the years ending November 30, 1997, 1996 and 1995, respectively, reflecting the Company's strategy to increase attachments where possible when confronted with significant price reductions unaccompanied by commensurate reductions in exposure. Accordingly, the decrease in premiums has been a factor associated with increased attachments and lost business which has not been replaced by new business.

  The traditional professional and directors and officers liability lines have declined only modestly despite significantly increased levels of competition.

  Table III presents certain underwriting information with respect to the business written, reflecting comparative adjustment, by the Company for the years indicated:

 Table III

                                                      YEAR ENDED NOVEMBER 30,
                          ----------------------------------------------------------------------------------------
                            GROSS PREMIUMS WRITTEN         NET PREMIUMS WRITTEN          NET PREMIUMS EARNED
                          ----------------------------  ----------------------------  ----------------------------
                            1997      1996      1995      1997      1996      1995      1997      1996      1995
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                    (U.S. DOLLARS IN THOUSANDS)
General liability.......  $252,790  $432,002  $446,730  $150,816  $319,745  $446,730  $263,543  $325,777  $427,944
Directors and officers
 liability..............    23,147    27,612    24,785    23,147    27,612    24,785    21,195    23,893    27,522
Professional liability..    57,699    56,517    53,983    57,699    56,517    53,983    53,907    53,822    53,939
Employment practices
 liability..............    12,106     3,006       --      7,514     1,849       --      5,668       449       --
Property................    38,261    40,691    18,293    29,367    30,678    14,610    21,264    20,622    13,760
X.L. Risk Solutions.....    34,369    24,757       --     27,870    15,840       --     10,594     2,263       --
Reinsurance assumed.....    22,918   144,861   154,229    20,213   144,861   154,229   164,482    91,066    34,884
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Per financial
 statements.............   441,290   729,446   698,020   316,626   597,102   694,337   540,653   517,892   558,049
Adjustment for multi-
 year premiums..........   115,645  (139,261) (108,776)  122,762  (129,432) (108,776)      --        --        --
Annual adjustment for
 SRA contracts..........     6,852   (24,772)  (13,500)    6,852   (24,772)  (13,500)    4,938   (21,012)   (5,362)
Retrospective portion of
 mandatory premium
 reinstatement..........   (11,000)      --     (7,253)  (11,000)      --     (7,253)  (11,000)      --     (7,253)
Reinsurance ceded
 general liability quota
 share..................       --        --        --     65,908   112,257       --     47,003    65,159       --
Reinsurance ceded
 general liability
 excess of loss.........       --        --        --     33,750       --        --      5,625       --        --
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Adjusted premiums.......  $552,787  $565,413  $568,491  $534,898  $555,155  $564,808  $587,219  $562,039  $545,434
                          ========  ========  ========  ========  ========  ========  ========  ========  ========

  The following table presents an analysis of the Company's revenues from its portfolio of investments and its investments in affiliates:

 Table IV

                                           YEAR ENDED NOVEMBER 30,
                         -----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------- -------------------
                                   PERCENT             PERCENT             PERCENT
                                    CHANGE              CHANGE              CHANGE
                                     FROM                FROM                FROM
                          AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR  AMOUNT  PRIOR YEAR
                         -------- ---------- -------- ---------- -------- ----------
                                         (U.S. DOLLARS IN THOUSANDS)
Net investment income... $216,552     9.1%   $198,598    (0.8)%  $200,145     9.8%
Net realized gains......  335,939    N.M.     206,212    N.M.      49,774    N.M.
Equity in net income of
 affiliates.............   65,882    11.2%     59,249    16.0%     51,074   100.0%

  Net investment income declined modestly in 1996 compared to 1995 due to the portfolio being carried at lower average investment yields. In 1997, the growth in investment income reflects both a higher investment average yield and a larger asset base.

  Significant gains were realized in 1996 due to the liquidation of two fixed maturity portfolios and one equity portfolio due to similarities in strategies, and as a result of the overall strengthening of the bond and equity markets. Also, during the fourth quarter of 1996 the Company invested in a synthetic equity portfolio holding S&P 500 Index futures, realizing $37.4 million in gains.

  During 1997, both the fixed income and equity portfolios were restructured, resulting in above normal turnover of the portfolio, and contributing to the significant gains realized during the year. The equity markets strengthened during the year with the equity markets reaching historic highs. The Company's investment managers have taken advantage of these market conditions and locked in gains where deemed appropriate. The synthetic equity portfolio reflected these market conditions and realized $46 million in gains during 1997. A further discussion of this porfolio is included under "--Financial Condition and Liquidity."

  Equity in net income from affiliates is mostly attributable to MOCL. Income attributable to this investment was $62 million, $59 million and $51 million in 1997, 1996 and 1995, respectively. The Company's share of MOCL's net income included realized gains of $2.6 million, $0.6 million and $0.4 million, respectively. The balance of equity in net income from affiliates in 1997 was derived from RCHI and income distributed from the Company's investments in partnerships.

  Table V sets forth the Company's combined ratios, using generally accepted accounting principles, and the components thereof for the periods indicated:

 Table V

                                                                 YEAR ENDED
                                                                NOVEMBER 30,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
      Loss and loss expense ratio............................. 67.6% 78.3% 79.0%
      Underwriting expense ratio.............................. 18.2  15.3  15.0
      Combined ratio.......................................... 85.8  93.6  94.0

  The decrease in the loss and loss expense ratio in 1996 relates primarily to the additional premium earned on the SRA business. Reserves are established on this business on a contract-by-contract basis. Most of this business assumed by X.L. and XLGRe to date has been short tailed, and due to the level of attachments involved, no IBNR has been established on several contracts. The decreasing effect this business has on the loss and loss expense ratio has been offset to some degree by losses incurred of $14.5 million relating to prior years. Loss developments in 1991 and 1995 were largely offset by the reduction of reserves provided by good loss experience in 1993 and 1994.

  The further decrease in the loss ratio in 1997 reflects continued growth of the Company's short tail reinsurance business relative to its direct casualty lines. The growth in reinsurance premiums assumed was enhanced by the acquisition of GCR. Most of this business is property catastrophe in nature, which experienced relatively low loss activity in 1997 and resulted in lowering the overall loss ratio. X.L.E. also reduced short tail reserves that related to its specialty reinsurance program. It must be emphasized that, the shortness of the tail dictates relatively quickly, the adequacy or redundancy of the reserves, making losses for this type of business potentially volatile in nature.

  Overall losses incurred in 1997 were high as noted in the "Reconciliation of Unpaid Losses and Loss Expenses", disclosed in note 6 of the Company's financial statements. The high level of incurred losses is driven by the Company's reserving model, which was modified in 1996. The model reacts to loss experience relative to its loss history. The nature of the Company's casualty losses are low frequency, high severity. Accordingly, one or two losses outside of the expected frequency can have a significant impact on any given year. During 1997, the Company established three new casualty indemnity reserves totalling $145 million. Historically, such losses have not emerged this quickly, resulting in the model projecting increased loss activity. Should actual loss activity prove to be different than the model's indicated outcome, these reserves will be adjusted accordingly. The 1997 losses were offset by the reduction in reserves by $279 million that related to prior years, inclusive of the short tail reserves reduced by X.L.E. as mentioned above. The most significant releases were from 1995 and 1993 of $138 million and $84 million, respectively. Actual loss frequency declined in these years due to the elimination of one indemnity reserve in 1995 and the reclassification of one reserve from 1993 to 1994. The change in frequency relative to historical experience resulted in the reserving model reducing these reserves.

  The underwriting expense ratio increased in 1996 over 1995, principally due to the growth of administration expenses as a percentage of earned premiums. Administration expenses were 8.5% and 5.5% in 1996 and 1995, respectively. This growth in expense ratio was moderated by the impact of the general liability quota share commissions and the lower average acquisition costs on premiums written by XLGRe. Administration expenses increased to 9.7% in 1997 as the Company's operations expanded to increase its range of capabilities and the acquisition of GCR. Acquisition costs as a percentage of earned premiums have also increased by 1.6%, reflecting the higher costs associated with writing reinsurance treaty business. The expense ratio excludes interest expense and the amortization of intangible assets.

  Except for X.L.I.B. and X.L.E., which are subject to a maximum tax rate of 2.5% and 10%, respectively, the Company and its subsidiaries are not subject to corporate income taxes in the jurisdictions (other than withholding taxes based on dividend income) in which they operate. Income tax expense was $5.1 million in 1997, $2.8 million, in 1996 and $1.7 million in 1995.

  Net income was $677.0 million, $494.3 million and $332.8 million, or $7.84, $5.39 and $3.22 per share in 1997, 1996 and 1995, respectively, representing increases per share compared to the preceding years of 45.5%, 67.4% and 143.9%, respectively. The increase in per share amounts in 1996 over 1995 is attributable to realized gains of $206.2 million compared to $49.8 million and a decrease in the weighted average shares outstanding from 103.4 million shares to 91.7 million shares. The increase in per share amounts in 1997 over 1996 again reflects a growth in realized gains from $206.2 million to $335.9 million and a decrease in the weighted average shares outstanding from 91.7 million shares to 86.4 million.

FINANCIAL CONDITION AND LIQUIDITY

  As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, X.L. must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At November 30, 1997, X.L. could have paid dividends in the amount of approximately $1.5 billion. Neither the Company nor any of its subsidiaries other than X.L. and XLGRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at November 30, 1997 was $2.5 billion, of which $2.0 billion was retained earnings.

  At November 30, 1997, total investments and cash net of the payable for investments purchased were $4.3 billion, compared to $4.0 billion at November 30, 1996. The increase is due to the reinvestment of investment income and realized gains and the strengthening of the bond and equity markets; however, as the Company's business matures over the next three to five years, it is possible that claims payments may increase due to the increased exposure to events which occurred in prior years but have not yet been reported or paid. It is also possible that funds available for investment may be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at November 30, 1997 represented approximately 80% of invested assets and were managed by several outside investment managers with different strategies. Of the fixed income securities, 85% are of investment grade, with 58% rated Aa or AA or better by a nationally recognized rating agency.

  In fiscal 1995, 1996 and 1997, the total amount of losses paid by the Company was, $188.5 million, $302.6 million and $267.2 million respectively.

  Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. which maintained a ratio of 0.8 to 1 for the year ended November 30, 1995, 0.5 to 1 for the year ended November 30, 1996, and
0.4 to 1 for the year ended November 30, 1997. This ratio has declined largely due to the increased levels of reinsurance ceded and the decline in premiums written during 1997. XLGRe had a ratio of 0.08 to 1 for the year ended November 30, 1996 and 0.7 to 1 for the year ended November 30, 1997.

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

CORPORATE

  The Company completed its fifth authorized stock repurchase program of 5 million shares on April 9, 1997 having purchased 2.8 million shares at a cost of $115.0 million during fiscal 1997. On January 24, 1997, the Board of Directors authorized the Company to repurchase a further 3 million shares as circumstances warrant. As at November 30, 1997, the Company had purchased 595,000 shares at cost of $25.3 million under the existing program. There are
2.4 million shares remaining on this program.

  The Company's $200 million revolving line of credit with Mellon Bank was replaced on June 11, 1997, by two revolving lines of credit each for $250 million, one for 364 days and the other for 5 years. These facilities are provided by a syndicate of banks led by Mellon Bank. The Company has made several draw downs in connection with the purchase of GCR and to supplement operational cash flow. GCRH was acquired at a total cost of $669 million, of which $460 million was funded from the lines of credit. The amount of $300 million was repaid on July 11, 1997 through the liquidation of the GCR investment portfolio. The weighted average interest rate on the funds borrowed during the period was 6.058%. The loans are made up of three amounts: $80 million due June 12, 1998, and $40 million and $10 million which were repaid on December 12, 1997.

  On December 24, 1997, the Company received a firm commitment from a syndicate of commercial banks led by Mellon Bank to replace its existing unsecured letter of credit facility with a $500 million letter of credit facility which will be secured against the Company's investment portfolio. The Company has committed to unsecured letters of credit totalling $138.6 million and (Pounds)10.2 million as at November 30, 1997.

  The Company regularly evaluates the potential acquisition of, and periodically holds discussions with, various potential acquisition candidates. As a general rule, the Company publicly announces acquisitions only after a definitive agreement has been reached unless otherwise required by law.

  The Company is reviewing the effect that the Year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information. The Company is developing plans to minimize any potential adverse effect on its operations, systems or accounting records related to the Year 2000.

FINANCIAL RISK MANAGEMENT

  This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses.

  The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and non-U.S. dollars. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.

  An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 4.5% or $156 million of the Company's fixed income portfolio. There would be no material impact on the Company's short-term debt.

  In evaluating the impact of price changes of the equity portfolio, including the synthetic portion thereof, the annual volatility (standard deviation adusted to an immeidate time horizon) of the S&P (Standard and Poors) Index and the Morgan Stanley EAFE (European Australia Far East) Index were used as proxies for the U.S. and non-U.S. securities, respectively. Based upon one standard deviation, total return would be impacted by $12 million. A 5% change in equity prices would effect total return by $51million.

 Foreign Currency Risk Management

  The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At November 30, 1997 the Company had, as hedges, foreign exchange contracts for the sale of $131.5 million and the purchase of $52.8 million of foreign currencies at fixed rates, primarily Canadian Dollars (31% of net contract value), German Marks (30%), Swedish Kroner (14%), Japanese Yen (12%), and Finnish Markka (11%). The market value of non-U.S. Dollar fixed maturities held by the Company as at November 30, 1997 was $79.7 million.

  Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at November 30, 1997, unrealized deferred gains amounted to $2.7 million, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at November 30, 1997, realized deferred gains amounted to $10.3 million.

  The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its remaining non-U.S. Dollar fixed maturities and its non-U.S. equity investments on an overlay basis. These contracts are not designated as specific hedges and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At November 30, 1997 the Company had such forward contracts outstanding of $400.2 million with unrealized gains of $16.0 million. Gains of $29.3 million were realized during the twelve-month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at November 30, 1997 would have resulted in approximately $34.6 million in unrealized gains and $1.6 million in losses.

  In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. Dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At November 30, 1997, the Company had $6.6 million of such contracts outstanding, and had recognized a total of $0.7 million in realized and unrealized losses for the twelve month period. Based on this value, a 5% appreciation or devaluation of the U.S. Dollar as compared to the level of other currencies under contract at November 30, 1997 would have had no material effect on income.

 Speculative Financial Instruments

  The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1997, the portfolio held $188.8 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $189.2 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in exposure of $198.2 million and $179.4 million respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1997, net realized gains from index futures totalled $46.3 million as a result of the 28.5% increase in the S&P Index during the twelve-month period.

  Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At November 30, 1997, bond and stock index futures outstanding were $302.4 million with underlying investments having a market value of $2.0 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 5% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $15.1 million, respectively.

ACCOUNTING STANDARDS

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This statement simplifies the standards in APB-15 for computing earnings per share by replacing primary earnings per share ("EPS") with basic earnings per share. Neither basic nor diluted EPS as calculated in accordance with SFAS 128 would be materially different from primary and fully diluted EPS as presented in these financial statements and by altering the calculation of diluted earnings per share, which replaces fully diluted earnings per share.

  FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non-public entities for certain disclosure.

  FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which the Company will be required to adopt for Fiscal year 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of SFAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

  FASB issued Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which the Company will be required to adopt for fiscal year 1998. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operation segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

  Apart from SFAS No. 131, these new standards are not expected to have a material impact on the Company's financial statements and disclosures.

CURRENT OUTLOOK

  The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong and may intensify in 1998, exerting pressure on rates in general and particularly in the Company's traditional casualty product lines. Although the Company believes some opportunities will exist in 1998 for growth in certain product lines, no assurances can be made that growth in such other product lines will be sufficient to offset the competitive pressures affecting the Company's traditional product lines.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Business--Business Strategy" concerning the Company's strategy; (ii) "Business--Competition" concerning certain trends in the markets for the Company's products; (iii) "Business--Tax Matters" concerning the possible material adverse effect on the Company's shareholders' equity and earnings should the IRS successfully contend that either it or its subsidiaries is engaged in trade or business in the United States without the benefit of the U.S.-Bermuda tax treaty; (iv) "Management's Discussion and Analysis--Results of Operations for the Years Ended November 30, 1997, 1996 and 1995" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the prospects for growth in X.L.'s employment practices liability insurance line in 1998; (v) "Management's Discussion and Analysis--Financial Condition and Liquidity" concerning the possibility that the Company's funds available for investment may be reduced as compared to prior years if claim payments increase as the Company's overall book of business continues to mature; (vi) "Management's Discussion and Analysis--Financial Risk Management", "--Foreign Currency Risk Management" and "--Speculative Financial Instruments" concerning the potential effects of certain events on the Company's portfolios of fixed income and equity instruments, foreign currency exposures and certain other types of instruments; (vii) "Management's Discussion and Analysis--Accounting Standards" concerning the possible effects of certain accounting standards on the Company's accounting records, financial statements and other disclosures;
(viii) "Management's Discussion and Analysis--Current Outlook" concerning the current outlook for rates and particular product lines; (ix) such other statements contained in this Annual Report that may be considered to be forward-looking statements; and (x) variations of the foregoing statements wherever they appear in this Annual Report.

  All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

    (1) The Company's business strategy is based on current market conditions as well as those which the Company anticipates will exist in the future. Market conditions, which include the activities of other market participants, are generally beyond the ability of the Company to control. An inherent risk associated with any business strategy is that market conditions will change in such a way as to render it ineffective, obsolete or even counterproductive. Management believes that the property-casualty insurance and reinsurance industry is dynamic and that the pace and extent of changes in market conditions which could affect the Company's strategy are likely to accelerate. Such changes may have a material adverse effect on the Company's strategy, and hence its results of operations and financial condition, in future periods.

    (2) The property-casualty insurance and reinsurance industry is highly competitive and could become even more competitive in the future. See generally "Business--Competition". In particular, increased competition on the basis of pricing and coverage terms could have a material adverse effect on the Company's results of operations and financial condition in future periods depending on the actions which it takes under such circumstances in order to retain existing customers and attract new business.

    (3) As many of the risks which the Company's subsidiaries insure or reinsure are large or catastrophic in nature, a major loss event or series of major loss events can be expected to occur from time to time. The Company is also exposed to the risk that, in certain circumstances, a set of related casualty losses may be aggregated into a major loss event if permitted by the terms of the relevant policy. Major loss events, which at such high levels are inherently difficult to predict and quantify in advance despite the Company's underwriting methodologies, may be greater in severity and frequency than the Company anticipates. Accordingly, such events may have a material adverse effect on the Company's results of operations and financial condition in future periods.

    (4) Many of the risks underwritten by the Company's subsidiaries are also long-tail in nature, particularly those arising from its casualty lines of business. Long-tail risks are those which may take many years for covered occurrences to mature into payable claims. Losses may develop more quickly than the Company anticipates, and historic loss development data on which the Company's underwriting, reserving and investment practices are based may not be a reliable indicator of loss development patterns in the future. Accordingly, losses which develop faster than what the Company has experienced in the past may have a material adverse effect on its results of operations and financial condition in future periods.

    (5) The performance of the Company's investment portfolio generally depends on the performance fixed income and equity securities in selected financial markets throughout the world, variations in interest and currency exchange rates and other factors which are difficult to predict and beyond the ability of the Company to control. Although the Company pursues investment and risk management strategies with these factors in mind, it is not possible to eliminate the risks associated with adverse developments in any one or more of the foregoing. The Company's results of operations and financial condition may be affected in future periods if any one or more of the factors described above has a material adverse effect on the value of its investment portfolio or the income derived therefrom.

    (6) Regulation and taxation affecting insurance and reinsurance companies has an effect on the Company's business. There could be a material adverse effect on the Company's results of operations and financial condition if it or its subsidiaries were to become subject to substantial regulation or corporate income taxation, particularly from the United States, or if laws were adopted to make it more difficult or costly for its customers to place business with the Company's Bermuda-based subsidiaries.

    (7) From time to time, the Company develops new risk transfer products and related services which the Company believes can make a significant contribution to its results of operations. There are many risks associated with the introduction of new products and services, including misperceptions concerning the demand therefor, changes in the market conditions which may diminish the appeal of such products and services and changes in the related accounting, regulatory or tax treatment, that may cause the expected or desired contribution therefrom to be materially less than initially contemplated.

    (8) The Company may make acquisitions from time to time in furtherance of its strategy. Acquisitions may have material effects on the Company's results of operations, financial condition and shareholders' equity and accordingly may cause actual results to differ from those described in a forward-looking statement.

  The factors set forth above should be considered in connection with any forward-looking statement contained in this Annual Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update the foregoing list. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES               PAGE
------------------------------------------------------------               ----
Consolidated Balance Sheets as of November 30, 1997 and 1996..............  28
Consolidated Statements of Income for the years ended November 30, 1997,
 1996 and 1995............................................................  29
Consolidated Statements of Shareholders' Equity for the years ended
 November 30, 1997, 1996 and 1995.........................................  30
Consolidated Statements of Cash Flows for the years ended November 30,
 1997, 1996 and 1995......................................................  31
Notes to Consolidated Financial Statements for the years ended November
 30, 1997, 1996 and 1995..................................................  32
Independent Auditors' Report..............................................  52

                                  EXEL LIMITED

          CONSOLIDATED BALANCE SHEETS AS AT NOVEMBER 30, 1997 AND 1996

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                        ASSETS                             1997        1996
                        ------                          ----------  ----------
Investments:
  Fixed maturities, at market value (amortized cost:
   1997--$3,144,642; 1996--$2,812,415)................. $3,196,872  $2,844,877
  Equity securities, at market value (cost: 1997--
   $729,888; 1996--$595,149)...........................    837,827     812,050
  Short-term investments, at market value (amortized
   cost: 1997--$220,138; 1996--$115,791)...............    219,969     115,999
                                                        ----------  ----------
    Total investments..................................  4,254,668   3,772,926
Cash and cash equivalents..............................    394,599     252,734
Investment in affiliates (cost: 1997--$336,680; 1996--
 $280,748).............................................    517,396     414,891
Other investments......................................     27,244      23,803
Accrued investment income..............................     48,576      55,729
Deferred acquisition costs.............................     22,272      30,383
Prepaid reinsurance premiums...........................    108,916      63,467
Premiums receivable....................................    254,238     345,082
Reinsurance balances receivable........................    156,025      46,444
Intangible assets......................................    267,695         --
Other assets...........................................     36,833      26,079
                                                        ----------  ----------
    Total assets....................................... $6,088,462  $5,031,538
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Unpaid losses and loss expenses...................... $2,342,254  $2,099,096
  Unearned premiums....................................    566,911     679,535
  Premiums received in advance.........................     40,706      24,256
  Accounts payable and accrued liabilities.............     40,923      28,171
  Reinsurance premiums payable.........................     69,305      31,347
  Loans payable........................................    141,000      11,000
  Payable for investments purchased....................    382,345      42,095
  Minority interest....................................     25,888         --
                                                        ----------  ----------
    Total liabilities.................................. $3,609,332  $2,915,500
                                                        ==========  ==========
Shareholders' Equity:
  Ordinary shares (par value $0.01; authorized,
   999,990,000 shares; issued and outstanding,
   84,407,638 shares (excluding 27,594,800 shares held
   in treasury) and 87,170,644 shares (excluding
   24,205,100 shares held in treasury) at November 30,
   1997 and 1996, respectively)........................        844         872
  Contributed surplus..................................    290,085     282,980
  Net unrealized appreciation on investments               188,444     256,430
  Deferred compensation................................    (11,362)     (4,169)
  Retained earnings....................................  2,011,119   1,579,925
                                                        ----------  ----------
    Total shareholders' equity......................... $2,479,130  $2,116,038
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $6,088,462  $5,031,538
                                                        ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                     1997       1996     1995
                                                   ---------  -------- --------
Revenues:
  Net premiums earned............................. $ 540,653  $517,892 $558,049
  Net investment income...........................   216,552   198,598  200,145
  Realized gains on sale of investments (Note 3)..   335,939   206,212   49,774
  Equity in net income of affiliates..............    65,882    59,249   51,074
                                                   ---------  -------- --------
    Total revenues................................ 1,159,026   981,951  859,042
                                                   ---------  -------- --------
Expenses:
  Losses and loss expenses........................   365,325   405,357  440,922
  Acquisition costs...............................    46,108    35,556   53,016
  Administration expenses.........................    52,557    43,920   30,586
  Interest expense................................     7,176       --       --
  Amortization of intangible assets...............     5,844       --       --
                                                   ---------  -------- --------
    Total expenses................................   477,010   484,833  524,524
                                                   ---------  -------- --------
Income before minority interest and income tax
 expense..........................................   682,016   497,118  334,518
Minority interest in net income of subsidiary.....       (30)      --       --
Income tax expense................................     5,085     2,805    1,720
                                                   ---------  -------- --------
Net income........................................ $ 676,961  $494,313 $332,798
                                                   =========  ======== ========
Weighted average number of ordinary shares and
 ordinary share equivalents outstanding...........    86,373    91,731  103,438
                                                   =========  ======== ========
Net income per ordinary share and ordinary share
 equivalent....................................... $    7.84  $   5.39 $   3.22
                                                   =========  ======== ========



          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                               1997        1996        1995
                                            ----------  ----------  ----------
Ordinary Shares:
  Balance-beginning of year................ $      872  $      473  $      535
  Issuance of shares (aggregate par value
   less than $1 in 1995)...................          3           1         --
  Stock dividend...........................        --          441         --
  Exercise of stock options................          3           4           1
  Repurchase of treasury shares............        (34)        (47)        (63)
                                            ----------  ----------  ----------
    Balance-end of year....................        844         872         473
                                            ----------  ----------  ----------
Contributed Surplus:
  Balance-beginning of year................    282,980     295,209     328,374
  Issuance of restricted shares............     10,771       7,493       1,926
  Exercise of stock options................      6,277       6,045       4,603
  Repurchase of treasury shares............     (9,943)    (25,767)    (39,694)
                                            ----------  ----------  ----------
    Balance-end of year....................    290,085     282,980     295,209
                                            ----------  ----------  ----------
Net Unrealized Appreciation (Depreciation)
 on Investments:
  Balance-beginning of year................    256,430     283,289    (110,410)
  Net change in investment portfolio.......    (82,521)    (26,621)    378,158
  Net change in investment portfolio of
   affiliate...............................     14,535        (238)     15,541
                                            ----------  ----------  ----------
    Balance-end of year....................    188,444     256,430     283,289
                                            ----------  ----------  ----------
Deferred Compensation:
  Balance-beginning of year................     (4,169)     (1,657)       (837)
  Issuance of restricted shares............    (10,387)     (3,799)     (1,800)
  Amortization.............................      3,194       1,287         980
                                            ----------  ----------  ----------
    Balance-end of year....................    (11,362)     (4,169)     (1,657)
                                            ----------  ----------  ----------
Retained Earnings:
  Balance-beginning of year................  1,579,925   1,428,819   1,466,731
  Net income...............................    676,961     494,313     332,798
  Cash dividends paid......................   (115,372)    (86,586)    (71,253)
  Repurchase of treasury shares............   (130,395)   (256,621)   (299,457)
                                            ----------  ----------  ----------
    Balance-end of year....................  2,011,119   1,579,925   1,428,819
                                            ----------  ----------  ----------
      Total shareholders' equity........... $2,479,130  $2,116,038  $2,006,133
                                            ==========  ==========  ==========


          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                            1997         1996         1995
                                        ------------  -----------  -----------
Cash flows provided by operating
 activities:
    Net income........................  $    676,961  $   494,313  $   332,798
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Net realized gains on sale of
   investments                              (335,939)    (206,212)     (49,774)
  Unrealized loss (gain) on foreign
   exchange...........................           --           --         3,069
  Amortization of (discounts) premium
   on fixed maturities................        (2,163)       7,021        5,006
  Equity in net income of affiliates
   net of cash received...............       (34,395)     (44,329)     (43,703)
  Amortization of deferred
   compensation.......................         3,194        1,287          980
  Amortization of intangible assets...         5,844          --           --
  Unpaid losses and loss expenses.....       208,565      178,596      255,066
  Reinsurance balances receivable.....      (109,581)     (45,442)      (1,002)
  Unearned premiums...................      (178,584)     140,239      138,726
  Prepaid reinsurance premiums........       (45,449)     (61,029)      (2,438)
  Premiums received in advance........        16,450       19,376       (6,874)
  Deferred acquisition costs..........        17,292       10,571       (5,237)
  Premiums receivable.................       154,521     (111,054)    (116,312)
  Reinsurance premiums payable........        37,958       30,524          823
  Accrued investment income...........        10,729       (2,580)       6,929
  Accounts payable and accrued
   liabilities........................         2,839       11,188        5,108
                                        ------------  -----------  -----------
    Total adjustments.................      (248,719)     (71,844)     190,367
                                        ------------  -----------  -----------
    Net cash provided by operating
     activities.......................       428,242      422,469      523,165
                                        ------------  -----------  -----------
Cash flow used in investing
 activities:
  Proceeds from sale of fixed
   maturities and short-term
   investments........................    10,332,277    4,283,613    5,504,741
  Proceeds from redemption of fixed
   maturities and short-term
   investments........................       108,220      119,706       81,000
  Proceeds from sale of equity
   securities.........................     1,164,483      591,366      221,212
  Purchases of fixed maturities and
   short-term investments.............   (10,078,481)  (5,059,795)  (5,276,683)
  Purchases of equity securities......      (999,384)    (374,565)    (401,379)
  Deferred gains on forward contracts.         7,049          418       40,233
  Investments in affiliates...........       (43,184)     (19,131)     (59,549)
  Purchase of GCR Holdings Limited....      (660,137)          --           --
  Other investments...................           154      (13,736)      (5,642)
  Other assets........................       (24,185)     (20,208)       1,605
                                        ------------  -----------  -----------
    Net cash (used in) provided by
     investing activities.............      (193,188)    (492,332)     105,538
                                        ------------  -----------  -----------
Cash flows used in financing
 activities:
  Issuance of restricted shares.......           387          695          126
  Proceeds from exercise of share
   options............................         6,280        6,049        3,135
  Repurchase of treasury shares.......      (140,372)    (282,435)    (343,454)
  Dividends paid......................      (115,372)     (86,145)     (71,253)
  Proceeds from loans.................       620,000       11,000          --
  Repayment of loans..................      (490,000)         --           --
  Minority Interest...................        25,888          --           --
                                        ------------  -----------  -----------
    Net cash used in financing
     activities.......................       (93,189)    (350,836)    (411,446)
                                        ------------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents..........................       141,865     (420,699)     217,257
Cash and cash equivalents--beginning
 of year..............................       252,734      673,433      456,176
                                        ------------  -----------  -----------
Cash and cash equivalents--end of
 year.................................  $    394,599  $   252,734  $   673,433
                                        ============  ===========  ===========
Taxes paid............................  $      2,622  $     1,571  $     1,056
                                        ============  ===========  ===========

          See accompanying notes to Consolidated Financial Statements

                                 EXEL LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                          (EXPRESSED IN U.S. DOLLARS)

1. GENERAL OPERATIONS

  EXEL Limited ("EXEL" or the "Company") was incorporated with limited liability under the Cayman Islands Companies Act on April 14, 1986 to own all of the outstanding shares of, and to provide capital for, X.L. Insurance Company, Ltd. (X.L.). On January 8, 1990, X.L. obtained a Certificate of Continuance from the Bermuda Government, having originally been incorporated with limited liability under the Barbados Companies Act 1982 on April 11, 1986.

  X.L. provided the capital to incorporate X.L. Investments Ltd. (X.L.I.) on November 16, 1987 under the laws of Bermuda. X.L.I. in turn provided the capital to incorporate X.L. Investments (Barbados), Inc. (X.L.I.B.) on May 19, 1989 under the laws of Barbados.

  In 1990, X.L. provided the capital to incorporate through two holding companies, X.L.E., under the laws of the Republic of Ireland.

  On November 1, 1995, X.L. Reinsurance Company, Ltd. (XLRe) was incorporated under the laws of Bermuda as a wholly-owned subsidiary of X.L. and subsequently commenced operations effective December 1, 1995. On June 12, 1997, the Company, through a subsidiary, acquired GCR Holdings Limited. The net assets of this company's wholly-owned operating subsidiary, Global Capital Reinsurance Company Limited (GCR) were combined with XLRe with effect from this day. On November 4, 1997 XLRe was renamed X.L. Global Reinsurance Company, Ltd. (XLGRe).

  On October 27, 1997 XLRe and Risk Capital Reinsurance Company (RCRe), a wholly-owned subsidiary of Risk Capital Holdings, Inc. (RCHI) formed Latin American Reinsurance Company, Ltd. (LARe) under the laws of Bermuda. RCHI is an affiliate of X.L. LARe was capitalized with $100 million, of which XLRe and RCRe contributed approximately 75% and 25% respectively. LARe will provide multi-line reinsurance to the Latin American market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance. To date no contracts have been written.

  X.L. and X.L.E. provide on an occurrence-reported policy form:

    Third party liability coverage up to a maximum of $150 million per occurrence and annual aggregate in excess of a minimum attachment point of $25 million and $15 million per occurrence, respectively.

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

                                 EXEL LIMITED

  X.L. and X.L.E. provide coverage for high excess property insurance currently offered up to $100 million of capacity per occurrence and $10 million annual aggregate for high frequency/severity earthquake. The minimum attachment is generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts.

  During February 1996, X.L. Risk Solutions and CIGNA Risk Solutions were announced as a coordinated initiative between X.L. and CIGNA Property & Casualty ("CIGNA"). The product provides combined capacity for traditional casualty and property coverages provided by X.L. or CIGNA. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels, may in certain situations be provided below traditional stated levels subject to the underwriting requirements.

  XLGRe provides large net line capacity for specialized programs to insurance/reinsurance companies, predominately in the United States and Bermuda, and to a lesser extent, other geographic regions around the world. Each contract is underwritten utilizing actuarial models to develop expected outcomes and to determine the amount of capital necessary to support the transaction. In general the cover provided by XLGRe is either on an excess of loss or quota share basis within the following guidelines:

 . Third party liability coverage for up to $100 million.
 . Directors and officers liability up to $75 million per claim.
 . High excess property reinsurance for up to $50 million per occurrence.
 . Financial reinsurance, credit enhancement, swaps and other collateralized transactions for up to $100 million in limits.

  Presently, eighty percent of the portfolio consists of short-tail business and is written on a guaranteed cost basis, loss sensitive rating approach or a combination of both.

  Property quota share reinsurance of 17.5% (subject to catastrophe occurrence limit restrictions) of the X.L. property limits was purchased from two Bermuda based property reinsurers, effective April 1, 1994. GCR was one of these reinsurers. The quota share was increased to 25% of the X.L. property limits, effective April 14, 1995, with the additional cover provided by Mid Ocean Reinsurance Company, Ltd. ("MOR"), a wholly-owned subsidiary of MOCL. GCR participation on this program was cancelled with effect from June 12, 1997 and replaced with two U.S. reinsurers and one non-U.S. reinsurer, effective July 15, 1997. All property reinsurers are rated, of which the lowest as rated by S&P is A-.

  Effective December 1, 1995, X.L. entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective December 1, 1996, two additional reinsurers were added to the program, of which one is RCRe. Under the terms of the policy, X.L. will cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 23% of the quota share. With the exception of RCRe, all the reinsurers are rated, of which the lowest as rated by S&P is BBB.

  With respect to employment practices liability cover, X.L. reinsures on a quota share basis one third of the first $75 million to a U.S. insurer and cedes the remaining excess layer of $25 million to a Bermuda based insurer. Both reinsurers are rated, of which the lowest as rated by A.M. Best is A.

  A quota share arrangement exists between X.L. and CIGNA based on pre agreed percentages by line of coverage for blended covers written through Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed X.L.'s normal capacity on individual lines of cover. X.L. may underwrite an account 100% without CIGNA participation.

                                 EXEL LIMITED

  Effective September 1, 1997, X.L. and X.L.E. entered into an excess of loss casualty catastrophe reinsurance contract covering all general liability risks. Under the terms of this policy, X.L. and X.L.E. are reinsured for $80 million ultimate net loss each occurrence excess of a per occurrence retention, subject to an annual aggregate retention. The maximum amount recoverable from the reinsurers will be an annual aggregate of $250 million. For the year ended November 30, 1997, 92.5% of this reinsurance has been placed with seventeen reinsurers, all of which are rated. With the exception of two reinsurers, the lowest as rated by S&P is A-. The other two reinsurers are rated BBB and BB by S&P, representing 3.5% participation on this program.

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

  Certain amounts in the financial statements for prior years have been reclassified to conform with the 1997 presentation. All share amounts have been adjusted for the one-for-one stock dividend paid to shareholders of record July 26, 1996.

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

                                 EXEL LIMITED

  All investment transactions are recorded on a trade date basis. Realized gains and losses on sale of investments are determined on the basis of average cost or amortized cost. Investment income is recognized when earned and includes the amortization of premium and discount on fixed maturities and short-term investments.

  Financial futures and forward currency contracts are marked to market, with the corresponding realized or unrealized gain or loss included in income, except in the instance of forward foreign currency contracts that are used to hedge currency risks on specific investments. Gains and losses from these contracts are deferred and included in shareholders' equity until the corresponding asset is sold.

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

 (e) Investment in Affiliates

  The Company accounts for its investments in affiliates on the equity basis.

 (f) Other Investments

  The Company accounts for its other investments on a cost basis. Assets are written down to there realizable value where there is a permanent decrease in value. Income is recorded when received.

 (g) Amortization of Intangible Assets

  Intangible assets recorded in connection with the Company's business combinations are amortized on a straight-line basis over the expected life of the related operations acquired or twenty years, whichever is less.

 (h) Losses and Loss Expenses

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

  The Company recognizes as a component of loss reserves, the loss experience accounts of insurers for policies written under the applicable multi-year alternate rating methodology. Such experience accounts are a percentage of premiums net of related losses paid. Interest is earned on liable amounts and charged to investment income. In the event the insured cancels the policy, the return of the experience account is treated as a commutation if previously notified of a loss, or as a return premium if there has been no loss notification.

  The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries and is based on loss development patterns determined by reference to the Company's underwriting practices, the policy form and the experience of the relevant insurance industries.

  Management believes that the reserves for unpaid losses and loss expenses are sufficient to pay any claims that may penetrate the minimum attachment point. However, there can be no assurance that losses will not exceed the Company's total reserves. The methodology of estimating the reserve is periodically reviewed to ensure that

                                 EXEL LIMITED
the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

 (i) Statements of Cash Flows

  For purposes of the statements of cash flows, cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

 (j) Income per Ordinary Share and Ordinary Share Equivalent

  Income per ordinary share and ordinary share equivalent is based upon the weighted average number of shares outstanding using the modified treasury stock method for share options. There is no material difference between primary and fully diluted net income per ordinary share and ordinary share equivalent.

3. INVESTMENTS

  Net investment income is derived from the following sources (U.S. dollars in thousands):

                                                      YEAR ENDED NOVEMBER 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
Fixed maturities, short-term investments and cash
 and cash equivalents............................... $220,859 $200,711 $205,123
Equity securities...................................   14,516   11,752   10,001
                                                     -------- -------- --------
  Total investment income...........................  235,375  212,463  215,124
  Investment expenses...............................   18,823   13,865   14,979
                                                     -------- -------- --------
  Net investment income............................. $216,552 $198,598 $200,145
                                                     ======== ======== ========

  The following represents an analysis of realized and the change in unrealized gains (losses) on investments (U.S. dollars in thousands):

                                                   YEAR ENDED NOVEMBER 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains........................... $177,331  $103,830  $176,518
  Gross realized losses.......................... (168,048)  (53,463) (145,737)
                                                  --------  --------  --------
    Net realized gains...........................    9,283    50,367    30,781
Equity securities:
  Net realized gains.............................  326,656   155,845    16,969
  Net realized gain on sale of investment in
   affiliates....................................      --        --      2,024
                                                  --------  --------  --------
Net realized gains on investments................  335,939   206,212    49,774
                                                  --------  --------  --------
Change in unrealized gains (losses):
  Fixed maturities and short-term investments....   19,391   (58,654)  183,627
  Equity securities.............................. (108,961)   31,616   154,298
  Deferred gains on forward contracts............    7,049       418    40,233
  Investment portfolio of affiliates.............   14,535      (239)   12,560
                                                  --------  --------  --------
Net change in unrealized gains (losses) on
 investments.....................................  (67,986)  (26,859)  390,718
                                                  --------  --------  --------
    Total realized and change in unrealized gains
     on investments.............................. $267,953  $179,353  $440,492
                                                  ========  ========  ========

                                 EXEL LIMITED

  The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows (U.S. dollars in thousands):

                                     COST OR     GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED   MARKET
         NOVEMBER 30, 1997             COST      GAINS      LOSSES     VALUE
         -----------------          ---------- ---------- ---------- ----------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,055,581  $  7,318   $   (612) $1,062,287
  Corporate bonds..................  1,545,473    52,504     (8,095)  1,589,882
  Non-U.S. Sovereign Government
   bonds...........................    543,588    12,112    (10,997)    544,703
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $3,144,642  $ 71,934   $(19,704) $3,196,872
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $    9,941  $      4   $    --   $    9,945
  Corporate bonds..................    197,770       209        (56)    197,923
  Non-U.S. Sovereign Government
   bonds...........................     12,427       --        (326)     12,101
                                    ----------  --------   --------  ----------
    Total short-term investments... $  220,138  $    213   $   (382) $  219,969
                                    ==========  ========   ========  ==========
Equity securities:
    Total equity securities........ $  729,888  $154,177   $(46,238) $  837,827
                                    ==========  ========   ========  ==========
         NOVEMBER 30, 1996
         -----------------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,031,963  $ 10,063   $ (8,566) $1,033,460
  Corporate bonds..................  1,340,845    33,303    (12,692)  1,361,456
  Non-U.S. Sovereign Government
   bonds...........................    439,607    15,352     (4,998)    449,961
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $2,812,415  $ 58,718   $(26,256) $2,844,877
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $   17,356  $     29   $    --   $   17,385
  Corporate bonds..................     98,435       207        (28)     98,614
  Non-U.S. Sovereign Government
   bonds...........................        --        --         --          --
                                    ----------  --------   --------  ----------
    Total short-term investments... $  115,791  $    236   $    (28) $  115,999
                                    ==========  ========   ========  ==========
Equity securities:
    Total equity securities........ $  595,149  $231,158   $(14,257) $  812,050
                                    ==========  ========   ========  ==========

  The portfolio of fixed maturities as of November 30, 1997 and 1996 matures as follows (U.S. dollars in thousands):

                                       NOVEMBER 30, 1997     NOVEMBER 30,1996
                                     --------------------- ---------------------
                                     AMORTIZED    MARKET   AMORTIZED    MARKET
                                        COST      VALUE       COST      VALUE
                                     ---------- ---------- ---------- ----------
   Due after 1 through 5 years...... $  966,598 $  967,571 $  945,746 $  952,360
   Due after 5 through 10 years.....    785,625    799,996    989,547  1,002,937
   Due after 10 through 15 years....    237,296    236,691     81,736     87,003
   Due after 15 years...............    776,202    808,729    528,678    537,639
   Mortgage-backed investments......    378,921    383,885    266,708    264,938
                                     ---------- ---------- ---------- ----------
                                     $3,144,642 $3,196,872 $2,812,415 $2,844,877
                                     ========== ========== ========== ==========

                                 EXEL LIMITED

4. INVESTMENT IN AFFILIATES

  The Company has investments in Mid Ocean Company Limited (MOCL), RCHI and Venton Holdings Ltd. (VHL). The Company owns 29.1% and 29.9% of the issued voting shares and 24.8% and 28.1% of the total issued shares of MOCL as at November 30, 1997 and 1996, respectively. The Company, through its subsidiary XLGRe, provides reinsurance cover to Mid Ocean Reinsurance Company Limited, on an excess basis.

  The Company owns 27.9% and 22.1% of the issued shares of RCHI as at November 30, 1997 and 1996, respectively. Outstanding share warrants if exercised would dilute the Company's ownership to 22.8% and 17.6%. RCHI commenced operations on November 6, 1995.

  The Company owns 30% of Pareto Partners, a partnership engaged in the business of providing investment advisory and discretionary management services.

  In June 1997, X.L. acquired 20% of VHL from the Trident Partnership L.P. of which EXEL is a 7.5% limited partner. The cost of this investment was $34.5 million, $17.3 million of which was paid in cash with a commitment to fund the balance as required. VHL manages three syndicates at Lloyd's of London which underwrite non-marine, marine and all main classes of business, respectively.

5. OTHER INVESTMENTS

  The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $27.2 million and $23.8 million as at November 30, 1997 and 1996, respectively, with commitments to invest a further $41.2 million and $44.9 million respectively, over the next eight years. The Company received income from its investments of $4.3 million and $Nil for the years ended November 30, 1997 and 1996, respectively. The Company continually reviews the performance of the partnerships to ensure there is no decrease in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

6. LOSSES AND LOSS EXPENSES

  Unpaid losses and loss expenses net of reinsurance balances receivable comprise (U.S. dollars in thousands):

                                                   YEAR ENDED NOVEMBER 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
   Reserve for reported losses................ $  800,815 $  786,515 $  811,327
   Reserve for losses incurred but not
    reported..................................  1,366,126  1,248,759  1,098,575
   Reserve for loss expenses..................     19,288     17,378      9,596
                                               ---------- ---------- ----------
   Unpaid losses and loss expenses............ $2,186,229 $2,052,652 $1,919,498
                                               ========== ========== ==========

  Losses and loss expenses incurred comprise (U.S. dollars in thousands):

   Loss payments.............................. $  262,975 $  299,492 $  184,575
   Loss expense payments......................      4,251      3,150      3,929
   Change in unpaid losses and loss expenses..     98,099    102,715    252,418
                                               ---------- ---------- ----------
   Losses and loss expenses incurred.......... $  365,325 $  405,357 $  440,922
                                               ========== ========== ==========

                                 EXEL LIMITED

  Reconciliation of unpaid losses and loss expenses:

                                                  YEAR ENDED NOVEMBER 30,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------  ---------- ----------
   Unpaid losses and loss expenses at
    beginning of period.....................  $2,052,652  $1,919,498 $1,665,434
   Losses and loss expenses incurred in
    respect of losses
    occurring in:
     Current year...........................     644,108     390,892    440,394
     Prior years............................    (278,783)     14,465        528
                                              ----------  ---------- ----------
   Total....................................     365,325     405,357    440,922
                                              ----------  ---------- ----------
     Interest incurred on experience
      reserves..............................         886       1,752      1,646
     Portfolio transfer.....................      34,593      28,687        --
   Losses and loss expenses paid in respect
    of losses
    occurring in:
     Current Year...........................      34,055       3,177        134
     Prior years............................     233,172     299,465    188,370
                                              ----------  ---------- ----------
   Total....................................     267,227     302,642    188,504
                                              ----------  ---------- ----------
   Unpaid losses and loss expenses at end of
    period..................................  $2,186,229  $2,052,652 $1,919,498
                                              ==========  ========== ==========

  During 1997, the Company established three new 1997 casualty indemnity reserves totalling $145 million. Historically, such losses have not emerged this quickly. The nature of the Company's losses are low frequency, high severity. The Company's reserving model, which was enhanced in 1996, reacts to loss experience relative to its loss history. Accordingly, one or two losses outside of the expected frequency can have a significant impact on any given year, and the high level of the 1997 current year incurred losses was a result of this. Should actual loss history prove to be different than the model's indicated outcome, these reserves will be adjusted accordingly.

  The 1997 current paid losses represents, reinsurance treaty losses on the Company's short tail business.

  The 1997 losses were offset by the release of $279 million in reserves that related to prior years. The change in frequency relative to historical experience resulted in the reserving model reducing the required reserves.

  Losses and loss expenses incurred for prior years during 1996 and 1995 are not attributable to any single event or group of related events, but the development of losses at a higher rate than the expected loss emergence pattern.

7. CONTINGENCIES AND COMMITMENTS

  The Company has committed to unsecured letters of credit totalling $138.6 million and (Pounds)10.2 million as at November 30, 1997.

  On December 24, 1997, the Company received a firm commitment from a syndicate of commercial banks led by Mellon Bank to replace its existing letter of credit facility with a $500 million letter of credit facility which will be secured against the Company's investment portfolio. Existing letters of credit will become part of this facility.

8. CREDIT AGREEMENT

  On November 16, 1996, the Company established a revolving line of credit with Mellon Bank. On June 11, 1997, this was replaced by two unsecured revolving lines of credit of $250 million each, one for 364 days (short-term) and the other for 5 years (long-term). During the year a total of $620 million was borrowed at a weighted

                                 EXEL LIMITED
average rate of 6.058%. Total interest expense and facility costs amounted to $7.18 million for the year ended November 30, 1997. As at November 30, 1997, the outstanding balance was $130.0 million and is repayable within the next twelve months.

  The Credit Agreement for both facilities contains various financial and non-financial covenants, including a requirement for the Company to maintain consolidated net worth of at least $1.2 billion. The Company was in compliance with all covenants under the Credit Agreement as at November 30, 1997.

  On June 27, 1996, the Company borrowed $11.0 million from the Bank of Bermuda (New York) Limited in order to fund its investment in Pareto Partners, Inc., an investment management company. The loan is repayable in five years. During the year the weighted average interest rate charged on the loan was 6.0532%. Total interest expense amounted to $0.7 million for the year ended November 30, 1997.

9. SHARE CAPITAL

 Authorized and Issued

  The authorized share capital is 999,990,000 ordinary voting shares of a par value of $0.01 each.

  On September 29, 1993, the Company initiated its first of several buy back programs from the public market. The following table summarizes these programs and their related costs from September 29, 1993 to November 30, 1997:

                   (SHARE UNITS AND US DOLLARS IN THOUSANDS)

          AUTHORIZATION                           COMPLETION
      ------------------------              ------------------------------------
                                                                   SHARES
        DATE           SHARES                 DATE                                        COST
      --------         ------               --------               ------               --------
      09/29/93          2,000               09/30/94                2,000               $ 44,310
      09/30/94          4,000               06/23/95                4,000                 91,044
      09/23/95         10,000               10/11/95               10,000                270,035
      12/01/95          6,000               07/08/96                6,000                207,670
      06/28/96          5,000               04/09/97                5,000                189,792
      01/24/97          3,000                    --                   595                 25,240
                       ------                                      ------               --------
                       30,000                                      27,595               $828,091
                       ======                                      ======               ========

  The following table is a summary of shares issued and outstanding (in thousands):

                                                                YEAR ENDED
                                                               NOVEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
      Balance, beginning of year............................ 87,170.6  94,550.8
      Exercise of options...................................    342.5     600.9
      Issuance of restricted shares.........................    284.2     224.0
      Repurchase of treasury shares......................... (3,389.7) (8,205.1)
                                                             --------  --------
          Balance, end of year.............................. 84,407.6  87,170.6
                                                             ========  ========


 Stock plans

  The Company's executive stock plan, the "1991 Performance Incentive Program", provides for grants of non qualified or incentive stock options, restricted stock awards and stock appreciation rights (SARs). The plan is administered by the Company and Compensation Committee of the Board of Directors. Stock options may be

                                 EXEL LIMITED
granted with or without SARs. Grant prices are established at the fair market value of the Company's common stock at the date of grant. Options and SARs have a life of 10 years and vest annually over three years from date of grant.

  Restricted stock awards issued under the plan vest over a five year period from the date of grant. These shares contained certain restrictions, for said period, relating to among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair market value on the date of the grant is charged to shareholder's equity and subsequently amortized over the five year restriction period. Restricted stock issued under the plan totalled 274,300 shares, 120,500 shares and 98,000 shares in 1997, 1996 and 1995, respectively.

  The Company also has stock plans in place for its non-employee directors. The "Stock and Option Plan", issues non qualified options to the directors 4,000 shares at the commencement of their directorship and 2,000 shares each year thereafter. All options vest immediately on grant date.

  Under this plan, directors may also make an irrevocable election preceding the beginning of each fiscal year, to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of shares calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. Each anniversary thereafter, 20% of these shares are distributed. Shares issued under the plan totalled 3,048, 4,048 and 3,372 in 1997, 1996 and 1995, respectively.

  A second stock plan, intended to replace the directors' "Retirement Plan for Non-Employee Directors", provides for the issuance of share units equal to the amount that would have been credited to the Retirement Plan, divided by the market price of the Company's stock on December 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. During 1996 the directors could elect to convert to this plan. Stock units totaling 6,716 and 14,960 were provided for in 1997 and 1996 respectively.

  The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". Had compensation costs been determined based on the fair value of the stock option awards granted in 1997 and 1996, net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                               EXCEPT EARNINGS
                                                                 PER SHARE)
      Net income-as reported................................. $676,961 $494,313
      Net income-proforma....................................  672,145  492,722
      Earnings per share-as reported......................... $   7.84 $   5.39
      Earnings per share-proforma............................ $   7.78 $   5.37

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 1997     1996
                                                               -------- --------
      Dividend yield..........................................    2.64%    2.66%
      Risk free interest rate.................................    5.37%    5.96%
      Expected volatility.....................................   18.49%   19.28%
      Expected lives.......................................... 10 years 10 years

  Total stock based compensation recognized in net income was $3.2 million and $1.3 million in 1997 and 1996, respectively.

                                 EXEL LIMITED

 Options

  Following is a summary of stock options and related activity :

                                          YEAR ENDED NOVEMBER 30,
                              -------------------------------------------------
                                       1997                     1996
                              ------------------------ ------------------------
                               NUMBER      EXERCISE     NUMBER      EXERCISE
                                 OF       PRICE RANGE     OF       PRICE RANGE
                               SHARES      PER SHARE    SHARES      PER SHARE
                              ---------  ------------- ---------  -------------
   Outstanding at beginning
    of year.................  2,112,148  $ 5.00-$35.36 2,228,582  $ 5.00-$27.07
   Granted..................  1,006,990  $37.75-$51.88   487,400  $31.19-$35.56
   Exercised................  (346,241)  $ 5.00-$22.75 (600,938)  $ 5.00-$22.75
   Repurchased and canceled.       (200) $       18.75    (2,896) $18.75-$22.75
                              ---------  ------------- ---------  -------------
                              2,772,697  $12.75-$51.88 2,112,148  $ 5.00-$35.36
                              =========  ============= =========  =============
   Options exercisable......  1,135,598                1,180,382
   Options available for
    grant...................  4,469,701*               3,265,304*

--------
* Available for grant includes shares which may be granted on either stock options or restricted stock.

 Voting

  EXEL's Articles of Association restrict the voting power of any person to less than 10% of total voting power.

10. CONTRIBUTED SURPLUS

  Under the laws of the Cayman Islands, the use of EXEL's contributed surplus is restricted to the issuance of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the redemption of ordinary shares.

11. PREMIUMS

  Premiums comprise (U.S. dollars in thousands):

                                  YEAR ENDED NOVEMBER 30,
                               -------------------------------
                                 1997       1996       1995
                               ---------  ---------  ---------
      Gross premiums written.. $ 441,290  $ 729,446  $ 698,020
      Reinsurance premiums
       ceded..................  (124,664)  (132,334)    (3,683)
                               ---------  ---------  ---------
      Net premiums written....   316,626    597,102    694,337
      Change in unearned and
       prepaid premiums.......   224,027    (79,210)  (136,288)
                               ---------  ---------  ---------
      Net premiums earned..... $ 540,653  $ 517,892  $ 558,049
                               =========  =========  =========

12. REINSURANCE

  The Company is contingently liable with respect to reinsurance ceded to the extent that any reinsurance company fails to meet its obligation to the Company.

                                 EXEL LIMITED

13. DIVIDENDS

  In 1997, four regular quarterly dividends were paid, three of $0.32 per share to shareholders of record at February 6, April 22 and July 11, and one of $0.40 per share to shareholders of record at September 25.

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

14. TAXATION

  Under current Cayman Islands law, EXEL will not be obliged to pay any taxes in the Cayman Islands on its income or gains until May 2006, pursuant to the provisions of the Tax Concessions Law, as amended.

  Bermuda presently imposes no income, withholding or capital gains taxes. As a result, X.L. and X.L.I. are exempted until March 2016 from any such taxes pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act 1987.

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

15. FOREIGN EXCHANGE

  At November 30, 1997, 1996 and 1995, forward foreign exchange contracts having notional principal amounts of $859.3 million, $683.3 million and $127.2 million, respectively, were outstanding. At November 30, 1997, the market value of the outstanding forward foreign exchange contracts was $862.0 million. Contracts with a notional principal amount of $185.3 million and a market value of $188.0 million directly hedge the Company's foreign currency assets and are not held for trading purposes. Changes in the value of these contracts due to currency movements offset the foreign exchange gains and losses of the foreign currency assets being hedged. The balance of the contracts are utilized to reduce the foreign exchange risk on foreign currency assets, but due to the inability to specifically identify and match the hedges to the assets, the contracts are treated as speculative and their value is included in realized gains and losses.

  The Company is exposed to credit risk in the event of non-performance by the other parties to the contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure. This is included in net unrealized appreciation (depreciation) of investments in shareholders' equity and amounted to $2.7 million for the year ended November 30, 1997.

16. FINANCIAL INSTRUMENTS

  In accordance with its current investment guidelines, the Company may invest up to 30% of its investment portfolio in equity securities. This exposure may be obtained by direct holdings of publicly traded equities and by investing in a synthetic equity portfolio. In this synthetic equity portfolio, S&P 500 Index futures are held

                                 EXEL LIMITED
with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1997 and 1996, the portfolio held $188.8 and $248.2 million, respectively, in positions of S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $189.2 and $247.6 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1997 and 1996, net realized gains from index futures totalled $46.3 and $37.4 million, respectively.

  With the introduction of new fixed maturity and equity managers earlier in 1997, certain managers may utilize derivative instruments to add value to the investments they manage where they believe market inefficiencies exist. All managers are restricted from leveraging their derivative positions. At November 30, 1997, bond and stock futures outstanding were $302.5 million with underlying investments having a market value of $2.1 billion. For the year ended November 30, 1997 net realized gains from bond and stock futures totalled $19.5 million.

17. STATUTORY FINANCIAL DATA

  Under The Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Act"), X.L. and XLGRe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year.

  X.L.'s and XLGRe's statutory capital and surplus and the minimum required by the Act were as follows (U.S. dollars in thousands):

                                             YEAR ENDED NOVEMBER 30,
                                   --------------------------------------------
                                              X.L.                  XLGRE
                                   -------------------------- -----------------
                                     1997     1996     1995     1997     1996
                                   -------- -------- -------- -------- --------
Statutory capital and surplus..... $882,366 $872,586 $807,264 $512,637 $271,398
                                   ======== ======== ======== ======== ========
Minimum statutory capital and
 surplus required by the Act...... $310,240 $302,089 $332,089 $100,000 $100,000
                                   ======== ======== ======== ======== ========

  Effective June 1995, the Insurance Act Amendment 1995 was enacted. As a result, X.L. was classified as a Class 4 insurer which increases its minimum solvency requirements. One such requirement only allows the payment of dividends in any one financial year in excess of 25% of the prior year's statutory capital and surplus if the insurer's directors attest that such dividends will not cause the insurer to fail to meet its relevant margins. X.L., being a heavily capitalized company, was not affected by this change. X.L. could legally have paid dividends in the amount of approximately $1.5 billion, 1.1 billion and $930 million at November 30, 1997, 1996 and 1995, respectively. XLGRe was classified as a Class 4 reinsurer upon its incorporation.

  Net income of X.L. calculated under Bermuda statutory accounting principles was $196.3 million and $367.3 million for the years ended November 30, 1997 and 1996, respectively. The principal differences between statutory capital and surplus and statutory net income and shareholder's equity and net income on a GAAP basis relate to deferred acquisition costs and the accounting for the investments of X.L. in its subsidiaries. Net income for XLGRe under these regulations was $58 million and $21.4 million for the years ended November 30, 1997 and 1996 respectively.

                                 EXEL LIMITED

  X.L.E. is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its head office is in the Republic of Ireland and it is subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1990 (the "Irish Acts") and a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Regulations, 1976, the European Communities (Non-Life Insurance Accounts) Regulations, 1995, the European Communities (Non-Life Insurance) Framework Regulations, 1994 and related administrative rules (the "Irish Regulations".)

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

18. UNAUDITED QUARTERLY FINANCIAL DATA

  The unaudited quarterly financial data for 1997 and 1996 follows (U.S. dollars in thousands, except per share amounts):

                                            FIRST    SECOND   THIRD     FOURTH
                                           QUARTER  QUARTER  QUARTER   QUARTER
                                           -------- -------- --------  --------
1997
  Net premiums earned..................... $119,837 $129,817 $138,034  $152,965
  Net investment income...................   51,557   54,160   56,109    54,726
  Realized gains (losses).................   32,613  126,313  116,400    60,613
  Equity in net income of affiliates......   13,155   15,739   16,219    20,769
                                           -------- -------- --------  --------
  Total revenues.......................... $217,162 $326,029 $326,762  $289,073
                                           ======== ======== ========  ========
  Income before income tax expense........ $110,711 $211,842 $207,438  $152,049
                                           ======== ======== ========  ========
  Net income.............................. $108,118 $211,580 $206,560  $150,703
                                           ======== ======== ========  ========
  Net income per share and share
   equivalent............................. $   1.23 $   2.46 $   2.41  $   1.75
                                           ======== ======== ========  ========
1996
  Net premiums earned..................... $130,258 $131,952 $124,537  $131,145
  Net investment income...................   47,773   50,249   50,310    50,266
  Realized gains (losses).................  136,059   16,020   (4,603)   58,736
  Equity in net income of affiliates......   16,113   14,282   13,081    15,773
                                           -------- -------- --------  --------
  Total revenues.......................... $330,203 $212,503 $183,325  $255,920
                                           ======== ======== ========  ========
  Income before income tax expense........ $208,326 $ 89,481 $ 64,938  $134,373
                                           ======== ======== ========  ========
  Net income.............................. $207,089 $ 88,986 $ 64,545  $133,693
                                           ======== ======== ========  ========
  Net income per share and share
   equivalent............................. $   2.17 $   0.95 $   0.72  $   1.52
                                           ======== ======== ========  ========

19. ACCOUNTING STANDARDS

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This statement simplifies the standards in APB-15 for computing earnings per share by replacing primary earnings per share

                                 EXEL LIMITED

(EPS) with basic earnings per share. Neither basic nor diluted EPS as calculated in accordance with SFAS 128 would be materially different from primary and fully diluted EPS as presented in these financial statements and by altering the calculation of diluted earnings per share, which replaces fully diluted earnings per share.

  FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for fiscal years ending after December 15, 1997. This statement consolidates existing disclosure requirements and eliminates the exemption for non-public entities for certain disclosure.

  FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which the Company will be required to adopt for Fiscal year 1998. This statement will require the Company to report in its financial statements, as an addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of SFAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

  FASB issued Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which the Company will be required to adopt for fiscal year 1998. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operation segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

  Apart from SFAS No. 131, these new standards are expected to have a minimal impact on the Company's financial statements and disclosures.

                                 EXEL LIMITED

20. INVESTMENT IN AFFILIATE

  Summarized condensed financial information of Mid Ocean Limited, a 25% owned affiliate, which is accounted for by the equity method, is as follows:

INCOME STATEMENT DATA

                                                       YEAR ENDED OCTOBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
   Net premiums earned.............................. $486,741 $436,097 $379,390
   Net investment income............................  103,429   83,261   73,835
   Net realized gains on sale of investments........    9,603    2,126    1,476
   Net income.......................................  245,008  211,644  182,935
                                                     ======== ======== ========
   Company's share of net income.................... $ 62,038 $ 59,249 $ 51,074
                                                     ======== ======== ========

BALANCE SHEET DATA

                                                               OCTOBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
   Cash, investments and accrued interest................ $1,703,393 $1,539,259
   Other assets..........................................    567,212    483,440
                                                          ---------- ----------
   Total assets.......................................... $2,270,605 $2,022,699
                                                          ========== ==========
   Reserves for losses and loss expenses.................    479,160    422,252
   Reserves for unearned premiums........................    307,166    287,494
   Other liabilities.....................................    111,318    195,754
   Shareholders' equity..................................  1,372,961    117,199
                                                          ---------- ----------
   Total liabilities and shareholders' equity............ $2,270,605 $2,022,699
                                                          ========== ==========
   Company's share of shareholders' equity............... $  340,783 $  314,256
                                                          ========== ==========

  The Company received dividends from its affiliate of $29.0, $13.0 and $7.4 million for the years ended November 30, 1997, 1996 and 1995, respectively.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of EXEL Limited:

  We have audited the accompanying consolidated balance sheets of EXEL Limited as of November 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXEL Limited as of November 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

                                          Coopers & Lybrand

Hamilton, Bermuda
January 11, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ending November 30, 1997.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS AND EXHIBITS.

    1. FINANCIAL STATEMENTS
      Included in Part II--See Item 8 of this report.

    2. FINANCIAL STATEMENT SCHEDULES
      Included in Part IV of this report:

                                                                  SCHEDULE
                                                                   NUMBER  PAGE
                                                                  -------- ----
    --Auditor's Report on Financial Statement Schedules included
     inForm 10-K.................................................           61
    --Consolidated Summary of Investments--Other than Investments
     in Related Parties, as of November 30, 1997.................     I     62
    --Condensed Financial Information of Registrant, as of Novem-
     ber 30, 1996 and 1995, and for the years ended November 30,
     1997, 1996, and 1995........................................    II     63
    --Reinsurance, for the years ended November 30, 1997, 1996
     and 1995....................................................    IV     66
    --Supplementary Information Concerning Property/Casualty In-
     surance Operations for the years ended November 30, 1997,
     1996, and 1995..............................................    VI     67

  Other Schedules have been omitted as they are not applicable to the Company.

    3. EXHIBITS

      3.1      Memorandum of Association, incorporated by reference to Exhibit
               3.1 to the Company's
               Registration Statement on Form S-1 (No. 33-40533).
      3.2      Articles of Association, incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on Form S-1 (No. 33-
               40533).
      4.1 Shareholders' Rights Plan, incorporated by reference to the Company's current report on Form 8-K dated December 1, 1995.
     10.1      Money Accumulation Savings Program, incorporated by reference to
               Exhibit 10.15 to the
               Company's Registration Statement on Form S-1 (No. 33-40533).
     10.2      1991 Performance Incentive Program, incorporated by reference to
               Exhibit 10.16 to the
               Company's Registration Statement on Form S-1 (No. 33-40533).
     10.3      1991 Management Incentive Plan, incorporated by reference to
               Exhibit 10.17 to the
               Company's Registration Statement on Form S-1 (No. 33-40533).
     10.4 First Amendment to the 1991 Performance Incentive Program, incorporated by reference to Exhibit 10.4 to the Company's
               Annual Report on Form 10-K for the year ended November 30, 1996.
     10.5 Retirement Plan for Non-employee Directors of EXEL Limited, as amended, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended November
               30, 1996.
     10.6 EXEL Limited Directors Stock and Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company's
               Annual Report on Form 10-K for the year ended November 30, 1996.
     10.7 EXEL Limited Stock Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
     11.1      Statement regarding computation of per share earnings.
     21.1      List of subsidiaries of the Registrant.
     23.1      Consent of Coopers & Lybrand.
     27.1      Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the last quarter of 1997.

                    AUDITORS' REPORT ON FINANCIAL STATEMENT

                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of EXEL Limited is included on page 43 of this Form 10-K in connection with our audits of such financial statements. We have also audited the related financial statement
schedules listed in the index on page   of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand

Hamilton, Bermuda
January 23, 1998

                                  EXEL LIMITED
                            SUPPLEMENTAL SCHEDULE I

                 CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               NOVEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                       AMOUNT AT
                                                                         WHICH
                                                                        SHOWN IN
                                                  COST OR                 THE
                                                 AMORTIZED    MARKET    BALANCE
               TYPE OF INVESTMENT                 COST(1)     VALUE      SHEET
               ------------------                ---------- ---------- ----------
Fixed Maturities:
  Bonds and notes:
    U.S. government and government agencies and
     authorities................................ $1,055,581 $1,062,287 $1,062,287
    Non-U.S. sovereign governments..............  1,545,473  1,589,882  1,589,882
    All other corporate.........................    543,588    544,703    544,703
                                                 ---------- ---------- ----------
      Total fixed maturities.................... $3,144,642 $3,196,872 $3,196,872
                                                 ---------- ---------- ----------
Equity Securities:
  Public utilities/transportation............... $   14,787 $   18,064 $   18,064
  Banks, trust and insurance companies..........     71,992     73,410     73,410
  Industrial, miscellaneous and all others......    643,109    746,353    746,353
                                                 ---------- ---------- ----------
      Total equity securities................... $  729,888 $  837,827 $  837,827
                                                 ---------- ---------- ----------
Short-term investments.......................... $  220,138 $  219,969 $  219,969
                                                 ---------- ---------- ----------
Total investments............................... $4,094,668 $4,254,668 $4,254,668
                                                 ========== ========== ==========

--------
(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                  EXEL LIMITED

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS--PARENT COMPANY ONLY

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                        ASSETS                             1997        1996
                        ------                          ----------  ----------
Investments in subsidiaries............................ $2,123,993  $1,756,442
Investment in affiliate (cost: 1997--$188,137; 1996--
 $188,137).............................................    358,423     320,885
Investments in limited partnership.....................     19,259      22,635
Amount due from subsidiaries...........................        --       14,408
Other assets...........................................      3,256       3,264
                                                        ----------  ----------
    Total assets....................................... $2,504,931  $2,117,634
                                                        ==========  ==========
                      LIABILITIES
                      -----------
Amount due to subsidiaries............................. $   24,683  $      --
Accounts payable and accrued liabilities...............      1,118       1,596
                                                        ----------  ----------
    Total liabilities.................................. $   25,801  $    1,596
                                                        ==========  ==========
                 SHAREHOLDERS' EQUITY
                 --------------------
Ordinary shares........................................ $      844  $      872
Contributed surplus....................................    290,085     282,980
Net unrealized appreciation on investments.............    188,444     256,430
Deferred compensation..................................    (11,362)     (4,169)
Retained earnings......................................  2,011,119   1,428,819
                                                        ----------  ----------
    Total shareholders' equity......................... $2,479,130  $2,116,038
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,504,931  $2,117,634
                                                        ==========  ==========



          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                    STATEMENT OF INCOME--PARENT COMPANY ONLY

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                        1997     1996     1995
                                                      -------- -------- --------
Net investment income...............................  $    112 $    568 $    988
Realized gains......................................       --       --     2,024
Equity in net income of subsidiaries (Dividends were
 $186,548, $302,000 and $497,976 in 1997, 1996 and
 1995, respectively)................................   617,376  439,361  282,933
Equity in net income of affiliate...................    62,135   59,374   51,074
Income from limited partnership.....................     4,342      --       --
                                                      -------- -------- --------
Total revenues......................................   683,965  499,303  337,019
Administration expenses.............................     7,004    4,990    4,221
                                                      -------- -------- --------
Net income..........................................  $676,961 $494,313 $332,798
                                                      ======== ======== ========


          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                 1997       1996       1995
                                               ---------  ---------  ---------
Cash flows provided by operating activities:
  Net income.................................. $ 676,961  $ 494,313  $ 332,798
  Adjustments to reconcile net income to net
   cash provided by
   operating activities:
    Realized gains from sale of shares in
     affiliate................................       --         --      (2,024)
    Equity in net income of subsidiaries net
     of dividends.............................  (438,135)  (136,106)   139,465
    Equity in net income of affiliate net of
     dividends................................   (34,849)   (44,592)   (43,703)
    Amount due from subsidiaries..............    39,091     65,669    (25,883)
    Accounts payable and accrued liabilities..       478     (1,466)       193
    Amortization of deferred compensation.....     2,163      1,287        980
                                               ---------  ---------  ---------
      Total adjustments.......................  (431,252)  (115,208)    69,028
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   245,709    379,105    401,826
                                               ---------  ---------  ---------
Cash flows provided by (used in) investing
 activities:
  Other assets................................        (8)    (3,081)      (318)
  Investment in affiliate.....................       --      (1,620)       --
  Investment in limited partnership...........     3,376    (12,568)    (5,642)
  Proceeds from sale of shares in affiliate...       --         --      15,549
                                               ---------  ---------  ---------
      Net cash provided (used in) by investing
       activities.............................     3,368    (17,269)     9,589
                                               ---------  ---------  ---------
Cash flows used in financing activities:
  Issuance of restricted shares...............       387        695        126
  Proceeds from exercise of options...........     6,280      6,048      3,135
  Dividends paid..............................  (115,372)   (86,145)   (71,253)
  Repurchase of treasury shares...............  (140,372)  (282,434)  (343,454)
                                               ---------  ---------  ---------
      Net cash used in financing activities...  (249,077)  (361,836)  (411,446)
                                               ---------  ---------  ---------
      Net change in cash and cash equivalents.       --         --         (31)
                                               ---------  ---------  ---------
Cash and cash equivalents--beginning of year..       --         --          31
                                                                --
                                               ---------  ---------  ---------
Cash and cash equivalents--end of year........ $     --   $     --   $     --
                                               =========  =========  =========


          See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                               ASSUMED
                                                    CEDED TO    FROM
                                            GROSS     OTHER     OTHER     NET
                                            AMOUNT  COMPANIES COMPANIES  AMOUNT
                                           -------- --------- --------- --------
1997...................................... $418,370 $124,662  $ 22,918  $316,626
1996...................................... $584,585 $132,344  $144,861  $597,102
1995...................................... $543,791 $  3,683  $154,229  $694,337

                                  EXEL LIMITED

                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                      LOSSES AND LOSS
                                                                     EXPENSES INCURRED
                              RESERVES  RESERVES                         RELATED TO        PAID   AMORTIZATION
                  DEFERRED   FOR LOSSES   FOR      NET       NET     ------------------   LOSSES  OF DEFERRED    NET
                 ACQUISITION  AND LOSS  UNEARNED  EARNED  INVESTMENT CURRENT    PRIOR    AND LOSS ACQUISITION  PREMIUMS
                    COSTS     EXPENSES  PREMIUMS PREMIUMS   INCOME   YEAR (1) YEAR (2)   EXPENSES    COSTS     WRITTEN
                 ----------- ---------- -------- -------- ---------- -------- ---------  -------- ------------ --------
1997............   $22,272   $2,342,254 $566,911 $540,653  $216,552  $644,108 $(278,783) $267,227   $46,108    $316,626
1996............   $30,383   $2,099,096 $679,535 $517,892  $198,598  $390,892 $  14,465  $302,642   $35,556    $597,102
1995............   $40,954   $1,920,500 $536,858 $558,049  $200,145  $440,394 $     528  $188,504   $53,016    $694,337

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

January 23, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Brian M. O'Hara            President, Chief Executive     January 23, 1998
____________________________________   Officer and Director
          Brian M. O'Hara              (Principal Executive
                                       Officer)


      /s/ Michael A. Siese           (Acting Principal Financial    January 23, 1998
____________________________________   Officer and Principal
          Michael A. Siese             Accounting Officer)

   /s/ Michael Esposito, Jr.         Director and Chairman of the   January 23, 1998
____________________________________   Board of Directors
       Michael Esposito, Jr.

      /s/ Robert Clements            Director                       January 23, 1998
____________________________________
          Robert Clements

       /s/ Gilbert Gould             Director                       January 23, 1998
____________________________________
           Gilbert Gould

   /s/ Robert V. Hatcher, Jr.        Director                       January 23, 1998
____________________________________
       Robert V. Hatcher, Jr.

        /s/ Ian R. Heap              Director                       January 23, 1998
____________________________________
            Ian R. Heap

        /s/ John Loudon              Director                       January 23, 1998
____________________________________
            John Loudon

      /s/ Robert S. Parker           Director                       January 23, 1998
____________________________________
          Robert S. Parker

        /s/ Cyril Rance              Director                       January 23, 1998
____________________________________
            Cyril Rance

       /s/ Alan Z. Senter            Director                       January 23, 1998
____________________________________
           Alan Z. Senter

      /s/ John T. Thornton           Director                       January 23, 1998
____________________________________
          John T. Thornton

      /s/ Ellen E. Thrower           Director                       January 23, 1998
____________________________________
          Ellen E. Thrower

        /s/ John Weiser              Director                       January 23, 1998
____________________________________
            John Weiser