Form 10-Q
period 1998-02-28
EXEL LTD
filed 1998-04-14
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                        Commission File Number 1-10804

                                 EXEL LIMITED
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

         Cayman Islands                                    98-0058718
  -----------------------------                       --------------------
  (State of other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)


         Cumberland House, 1 Victoria Street, Hamilton, Bermuda HM 11
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                 YES     X            NO     X
                                     ---------           ---------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of April 13, 1998 was 84,660,852 excluding 27,594,800 shares held in treasury.

                                 EXEL LIMITED

                              INDEX TO FORM 10-Q

                        Part I.  FINANCIAL INFORMATION
                        ------------------------------


                                                                       Page No.
                                                                       --------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
               February 28, 1998 (unaudited) and
               November 30, 1997                                           3

            Consolidated Statements of Income
               Three Months Ended February 28, 1998
               and February 29, 1997 (unaudited)                           5

            Consolidated Statement of Cash Flows
               Three Months Ended February 28, 1998
               and February 28, 1997 (unaudited)                           6

            Notes to Unaudited Consolidated
               Financial Statements                                        8

Item 2.     Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                                        11


                          Part II.  OTHER INFORMATION
                          ---------------------------

Item 1.     Legal Proceedings                                             24

Item 6.     Exhibits and Reports on Form 8-K                              24

            Signatures                                                    25

                                 EXEL LIMITED
                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                                   February 28,  November 30,
                                                      1998          1997
                                                      ----          ----
                                                   (Unaudited)
                                    ASSETS

Investments:

  Fixed maturities, at market
  value (amortized cost : 1998 - $3,182,324;
  1997 - $3,144,642)............................   $3,230,126    $3,196,872
  Equity securities, at market
  value (cost: 1998 - $772,590;
  1997 - $729,888)..............................      940,278       837,827
  Short-term investments, at market
  value (amortized cost: 1998 - $226,219);
  1997 - $220,138)..............................      225,904       219,969
                                                   ----------    ----------

  Total Investments.............................    4,396,308     4,254,668

Cash and cash equivalents.......................      407,535       394,599
Investments in affiliates
(cost: 1998 - $520,405; 1997 - $280,748)........      540,625       517,396
Other investments...............................       31,445        27,244
Accrued investment income.......................       40,891        48,576
Deferred acquisition costs......................       40,966        22,272
Prepaid reinsurance premiums....................      117,246       108,916
Premiums receivable.............................      332,886       254,238
Reinsurance balances receivable.................      176,619       156,025
Intangible assets...............................      265,731       267,695
Other assets....................................       39,402        36,833
                                                   ----------    ----------

  Total Assets..................................   $6,389,654    $6,088,462
                                                   ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Unpaid losses and loss expenses...............   $2,409,255    $2,342,254
  Unearned premiums.............................      652,489       566,911
  Premiums received in advance..................       36,497        40,706
  Accounts payable and accrued liabilities......       24,221        40,923
  Reinsurance premiums payable..................       66,196        69,305
  Loans payable.................................      101,000       141,000
  Payable for investments purchased.............      410,971       382,345
  Minority interest.............................       26,969        25,888
                                                   ----------    ----------

  Total Liabilities.............................   $3,727,598    $3,609,332
                                                   ----------    ----------

                                                   February 28,  November 30,
                                                       1998         1997
                                                       ----         ----
                                                   (Unaudited)
Contingencies and Commitments

Shareholders' Equity:

  Ordinary shares (par value $0.01:
  authorized, 999,990,000 shares;
  issued and outstanding, 84,650,419 shares
  (excluding 27,594,800 shares held in
  treasury) at February 28, 1998 and
  84,407,638 shares (excluding 27,594,800
  shares held in treasury) at November 30, 1997         846           844
  Contributed surplus...........................    298,653       290,085
  Net unrealized appreciation on investments....    244,949       188,444
  Deferred compensation.........................    (15,092)      (11,362)
  Retained earnings.............................  2,132,700     2,011,119
                                                 ----------    ----------

           Total shareholders' equity........... $2,662,056    $2,479,130
                                                 ----------    ----------

           Total liabilities and
           shareholders' equity................. $6,389,654    $6,088,462
                                                 ==========    ==========

See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                        February 28,     February 28,
                                                            1998             1997
                                                            ----            -----
                                                                 (Unaudited)

Revenues:
  Net premiums earned.................................      $139,882         $119,837
  Net investment income...............................        57,528           51,557
  Net realized gains on sale of investments...........        62,951           32,613
  Equity in net earnings of affiliates................        15,207           13,155
                                                            --------         --------
        Total revenues................................       275,569          217,162
                                                            --------         --------

Expenses:
  Losses and loss expenses............................        81,772           84,960
  Acquisition costs...................................        15,939            9,907
  Administration expenses.............................        15,540           11,584
  Interest expense....................................         1,788                -
  Amortization of intangible assets...................         3,338                -
                                                            --------         --------
        Total expenses................................       118,377          106,451
                                                            --------         --------

Income before minority interest and
  income tax expense..................................       157,191          110,711
Minority interest.....................................         1,081                -
Income tax expense....................................           700            2,593
                                                            --------         --------
Net income............................................      $155,410         $108,118
                                                            ========         ========
Weighted average number of
  ordinary shares and ordinary share
  equivalents outstanding - Basic.....................        84,544           86,858
                          - Diluted...................        86,004           87,820

Net income per ordinary
  share and ordinary share equivalent - Basic.........      $   1.84         $   1.24
                                      - Diluted.......      $   1.81         $   1.23
Dividends declared per share..........................      $   0.40         $   0.32

See accompanying notes to Consolidated Financial Statements.

                                       6
                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                      Three Months Ended
                                                                 February 28,   February 28,
                                                                     1998           1997
                                                                     ----           ----
                                                                         (Unaudited)
Cash flows from operating activities
   Net income for the period before minority
     interest                                                     $  156,491     $  108,118

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Net realized gains on sale of investments..............            (62,951)       (32,613)
  Amortization of (discount) premium
   on fixed maturities...................................             (1,424)           325
  Amortization of deferred compensation..................              1,017            797
  Amortization of intangible assets......................              3,338              -
  Equity in earnings of affiliate net of
   dividends received....................................             (8,179)        (6,013)
  Unpaid losses and loss expenses.........................            67,001         48,593
  Unearned premiums.......................................            85,578        (33,230)
  Premiums received in advance............................            (4,209)        11,825
  Deferred acquisition costs..............................           (18,694)         4,168
  Prepaid reinsurance premiums............................            (8,330)        (9,638)
  Premiums receivable.....................................           (78,648)        37,593
  Reinsurance balances receivable.........................           (20,594)       (16,004)
  Reinsurance premiums payable............................            (3,109)         3,889
  Accrued investment income...............................             7,685         15,424
  Accounts payable and accrued liabilities................           (16,702)        (3,946)

                                                                  ----------     ----------
    Total Adjustments.....................................           (57,140)        21,170

                                                                  ----------     ----------
  Net cash provided by operating activities...............            98,270        129,288
                                                                  ----------     ----------
Cash flows (used in) provided by
  investing activities:
  Proceeds from sale of fixed maturities
    and short-term investments............................         2,707,219      4,030,688
  Proceeds from redemption of fixed
    maturities and short-term investments.................           230,061         25,100


                                                                     Three Months Ended
                                                               February 28,       February 28,
                                                                   1998               1997
                                                               ------------       ------------
                                                                         (Unaudited)
   Proceeds from sale of equity securities................          233,607             90,977
   Purchases of fixed maturities and
     short-term investments...............................       (2,938,126)        (3,936,390)
   Purchases of equity securities.........................         (226,701)           (77,074)
   Deferred losses on forward hedge contracts.............             (727)            (3,381)
   Investments in affiliates..............................          (12,517)               --
   Other investments......................................           (4,201)            (1,770)
   Other assets...........................................           (3,943)               750
                                                               ------------       ------------
   Net cash (used in) provided by investing activities....          (15,328)           128,900
                                                               ------------       ------------
Cash flow (used in) provided by financing activities:
   Dividends paid.........................................          (33,829)           (27,612)
   Issuance of shares.....................................              479                362
   Proceeds from exercise of options......................            3,344              1,427
   Repurchase of treasury shares..........................              --             (48,476)
   Proceeds from loans....................................           60,000                --
   Repayment of loans.....................................         (100,000)               --
                                                               ------------       ------------
Net cash used in financing activities.....................          (70,006)           (74,299)
                                                               ------------       ------------
Increase in cash and cash equivalents.....................           12,936            183,889
                                                               ------------       ------------
Cash and cash equivalents - beginning of period...........          394,599            252,734
                                                               ------------       ------------
Cash and cash equivalents - end of period.................     $    407,535       $    436,623
                                                               ============       ============

See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of EXEL Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1997, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804) for such fiscal year.

     All per share amounts are based on the weighted average number of shares calculated in accordance with SFAS No. 128. This statement replaces APB Opinion No. 15 for computing earnings per share by replacing primary earnings per share with basic earnings per share and by altering the calculation of diluted earnings per share which replaces fully diluted earnings per share. Prior year per share amounts have been amended to reflect this.

2. INVESTMENT IN AFFILIATE

Summarized condensed financial information of Mid Ocean Limited, a Cayman Islands corporation ("Mid Ocean") and a 25% (1997 - 25%) owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):


                                                Quarter ended January 31,
                                                --------------------------
Income Statement Data                              1998           1997
                                                -----------    -----------
                                                       (Unaudited)
Net premiums earned                             $   122,981    $   108,077
Net investment income                                26,383         23,840
Net realized gains on sale of investments            14,280          2,658
Net income                                      $    63,721    $    52,003
                                                ===========    ===========
Company's share of net income                   $    15,758    $    13,296
                                                ===========    ===========

                                                January 31,    October 31,
Balance Sheet Data                                 1998           1997
                                                -----------    -----------
                                                (Unaudited)
Cash, investments and accrued interest          $ 1,739,436    $ 1,703,393
Other assets                                        710,649        567,212
                                                -----------    -----------
Total assets                                    $ 2,450,085    $ 2,270,605
                                                ===========    ===========

Reserves for losses and loss expenses           $   494,484    $   479,160
Reserves for unearned premiums                      433,060        307,166
Other liabilities                                   112,009        111,318
Shareholders' equity                              1,410,532      1,372,961
                                                -----------    -----------
Total liabilities and shareholders' equity      $ 2,450,085    $ 2,270,605
                                                ===========    ===========

Company's share of shareholders' equity         $   348,820    $   340,783
                                                ===========    ===========

The Company received dividends from its affiliate of $8.0 million and $7.3 million for the quarters ended January 31, 1998 and 1997, respectively.

3.   Subsequent Events

     The Company entered into an Agreement and Schemes of Arrangements, dated as of March 16, 1998, pursuant to which each of the Company and Mid Ocean will become subsidiaries of a newly formed Cayman Islands corporation (which will change its name to "EXEL Limited") pursuant to a Scheme of Arrangements between the Company and its shareholders and a Scheme of Arrangements between Mid Ocean and its shareholders other than the Company.

     On March 13, 1998, the Board of Directors of the Company authorized the repurchase of an additional $500 million of its shares.

     The preceding description of subsequent events is qualified in its entirety by reference to the description of such matters contained in the Company's current report on Form 8-K dated March 16, 1998, including the exhibits thereto.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

      Results of Operations for the Three Months Ended February 28, 1998
      ------------------------------------------------------------------
             Compared to the Three Months Ended February 28, 1997
             ----------------------------------------------------

     Table I presents an analysis of the Company's underwriting revenues for the periods indicated (U.S. dollars in thousands):

     Table I
     -------

                                        Three Months Ended
                                   February 28,    February 28,
                                       1998            1997         % Change
                                       ----            ----         --------
                                            (unaudited)
     Gross premiums written           $250,328         104,350        139.9%
     Net premiums written              217,404          76,969        182.5
     Net premiums earned               139,882         119,837         16.7

     The increase in gross premiums written in the first quarter of 1998 resulted primarily from the renewal and development of new reinsurance business written during the period. Further discussion is provided on these matters following Table II. There was no effect from specialty reinsurance assumed ("SRA") contracts written during the quarter as all of these were renewed on an annual basis in 1997. Gross written premium in the first quarter of 1997 was impacted by the cancellation of two SRA contracts being re-written. This resulted in the return of $56.0 million in premium in 1997, of which $46.8 million was unearned.

     Gross premiums written are also affected by the level of multi-year policies written or cancelled in any given year. If gross premiums written were adjusted for the multi-year effect, adjusted premiums would be $271.6 million and $135.1 million for 1998 and 1997, respectively. If, in addition, the above mentioned SRA items were also excluded, gross premiums written would have been $144.3 million in 1997.

     A discussion of the increase in net premiums written and net premiums earned can be found following Table III.

     Table II presents the split of gross premiums written by X.L. Insurance Company, Ltd. ("X.L.") and X.L. Europe Insurance ("X.L.E.") and X.L. Global Reinsurance Company, Ltd. ("XLGRe") adjusted for the effects of multi-year premiums (U.S. dollars in thousands):

Table II
--------

                                                     Gross Premiums Written
                                                       Three Months Ended
                                February 28, 1998                                February 28, 1997
                     X.L     X.L.E.       XLGRe        Total       X.L.      X.L.E.         XLGRe       Total
                  ----------------------------------------------------------------------------------------------
                                                           (Unaudited)

General
 liability         $59,762   $18,631          --      $78,393     $73,911    $16,763          --        $90,674

Directors
 and officers
 liability           4,175       419          --        4,594       3,958        391          --          4,349

Professional
 liability           2,436     1,554          --        3,990       3,797      1,195          --          4,992

Employment
 practices
 liability           4,357        --          --        4,357       4,249         --          --          4,249

Property             6,706     1,258          --        7,964       4,332        981          --          5,313

X.L. Risk
 Solutions           3,788       887          --        4,675       3,260         --          --          3,260

Reinsurance
 assumed               489       836     153,260      154,585       5,468      4,695      12,058         22,221

Managing
 General
 Agencies            2,705    10,334          --       13,039          --         --          --             --
                  ----------------------------------------------------------------------------------------------
Annualized
 premiums           81,418    33,919     153,260      271,597      98,975     24,025      12,058        135,058

Multi-year
 premiums          (15,830)   (5,439)         --      (21,269)     17,254       (940)    (47,022)       (30,708)
                  ----------------------------------------------------------------------------------------------

                   $68,588   $28,480    $153,260     $250,328    $116,229    $23,085    $(34,964)      $104,350
                  ==============================================================================================

     The increase in gross premiums written on an annual basis is due largely to the increase in reinsurance premiums assumed by XLGRe. The nature of the reinsurance assumed has diversified from specialty contracts to include more traditional forms of reinsurance, including property, property catastrophe, marine and aviation. The increased volume and diversity of XLGRe's reinsurance assumed is a direct result of the Company's acquisition of GCR Holdings Limited and its reinsurance subsidiary, Global Capital Reinsurance Company Ltd. ("GCR") in June of 1997. As most of GCR's business is written in the first half of the year, there was no impact in the results of the first quarter of 1997. In the comparable 1998 quarter, that portion of the reinsurance business attributable to the GCR book amounted to $41.6 million of gross written premiums. Unlike primary insurance, the full reinsurance premium is often estimated at the inception of the contract. It is the nature of this type of business to record estimated premiums based upon information provided by clients. Any subsequent premium adjustments are recognized in the period in which they are determined. Accordingly it is inappropriate to use the first quarter's premiums as an indication for business to be assumed in subsequent quarters.

     Also included in reinsurance premiums assumed are $13.3 million of premiums written by XLGRe's majority-owned subsidiary Latin American Reinsurance Company, Ltd. ("LAR"). LAR was formed in the fourth quarter of 1997 and provides predominantly property reinsurance to the Latin American market. LAR commenced writing business in the first fiscal quarter of 1998.

     Reinsurance assumed by X.L.E. in 1997 related mostly to a Bermuda insurer which provides certificates of financial responsibility to ship owners in order for them to comply with the U.S. Oil Pollution Act of 1990. The decline in premiums in the first quarter of 1998 reflects changes in X.L.E.'s participation from a quota share to an excess of loss basis. The 1997 quarter reflects the run off of the initial program.

     X.L. Risk Solutions is a coordinated effort with CIGNA Property and Casualty ("CIGNA") to provide combined limits of capacity for two or more of X.L.'s stand alone product lines over three or more years. In addition, X.L. provides combined property capacity coverage with CIGNA in certain circumstances which is reflected in the property line. It should be noted that, while this combined capacity provided modest growth to annual gross premiums written in the quarter, the cession of CIGNA's share of limited can reduce net premiums written and earned.

     During 1997, the Company invested in two managing general agencies ("MGAs"), Venton Holdings Limited and Sovereign Risk Insurance Limited. These have started contributing to premiums written in the first quarter of 1998. Product lines offered by these MGAs include professional indemnity, directors and officers liability, fiduciary liability and political risk insurance.

     Property insurance premiums written increased modestly in the first quarter of 1998 compared to the same quarter in 1997 due to X.L.'s decision to begin writing property insurance on a quota share basis as well as an excess of loss basis.

     Partially offsetting the growth in other lines has been the decline in gross premiums written in the general liability and professional liability product lines. Such declines stem from severe competitive pressures from the U.S. domestic market, Lloyds of London, European carriers and other Bermuda-based suppliers of these coverages in both terms and pricing. This increased competition has led to a decline in policy retention for general liability from 84.5% to 83.7% for the first quarters of 1997 and 1998, respectively.

     Average attachments were $151.1 million and $129.8 million and average limits were $88.6 million and $88.0 million for the quarters ending February 2, 1998 and 1997, respectively, reflecting the Company's strategy to increase attachments where possible when confronted with significant price reductions unaccompanied by commensurate reductions in exposure. Accordingly, the decrease in premiums has been a factor associated with increased attachments and lost business which has not been replaced by new business.

     Traditional directors and officers and employment practices liability has remained relatively flat even with continued competitive pressure.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):


Table III
---------

                                                Gross                  Net                  Net
                                          Premiums Written      Premiums Written      Premiums earned
                                         -------------------   -------------------   -----------------

                                                             Three Months Ended

                                         Feb. 28,   Feb. 28,   Feb. 28,   Feb. 28,   Feb. 28, Feb. 28,

                                           1998       1997       1998       1997       1998     1997
                                           ----       ----       ----       ----       ----     ----
                                                                 (Unaudited)

General liability                       $  54,418   $ 94,739   $ 40,468   $ 71,420   $ 50,602 $ 75,425
Directors and officers
     liability                              6,340      5,284      6,340      5,284      4,834    5,504
Professional liability                      3,212      6,844      3,212      6,844     11,215   12,507
Employment practices
     liability                              4,898      4,249      3,138      2,603      1,950      821
Property                                    5,548      9,480      3,990      8,206      5,289    5,321
Risk solutions                              1,996      8,555      2,044      7,413      3,249    1,671
Reinsurance assumed                       154,563    (24,801)   148,203    (24,801)    62,182   18,588
Managing General Agencies                  19,353       -        10,009       -           561     -
                                        --------------------------------------------------------------
                                          250,328    104,350    217,404     76,969    139,882  119,837

Multi year premiums                        21,269     (9,922)    19,049      1,130       -        -
Annual adjustment for
    reinsurance assumed                     -         49,870        -       49,870       -       9,240
    contracts                           --------------------------------------------------------------

Adjusted premiums                       $ 271,597   $144,298   $236,453   $127,969   $139,882 $129,077
                                        ==============================================================

     The increase in adjusted net premiums written reflects the increase in reinsurance premiums assumed. The decrease in net premiums earned on the general liability product line is partly due to an effect of an excess of loss reinsurance policy entered into during the last fiscal quarter of 1997. This reduced net premiums earned on this line by $5.6 million for the first quarter of 1998. The changes in net premiums written and earned for the remaining lines of business were noted previously in the discussion of gross premiums written.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):

     Table IV
     --------

                                             Three Months Ended
                                         February 28,   February 28,
                                           1998              1997       %Change
                                           ----              ----       -------
                                                 (unaudited)

     Net investment income                $57,528            $51,557      11.6%
     Net realized gains                    62,951             32,613      93.0
     Equity in net earnings
       of affiliates                       15,207             13,155      15.6

     Net investment income has increased principally due to a larger asset base over the same quarter last year. In addition the yield on the portfolio was marginally higher in the first quarter of 1998 when compared to 1997.

     The increase in net realized gains resulted from equity managers capturing gains as the stock markets continued to reach record highs during the quarter. In addition, gains of $16.8 million were realized by a synthetic equity portfolio. A further discussion of derivative activity is discussed under "Financial Condition and Liquidity" below.

     The increase in equity earnings in affiliates is largely attributable to Mid Ocean recording a 22.5% increase in its net income.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles.



     Table V
     -------
                                                 Three Months Ended
                                            February 28,    February 28,
                                                1998            1997
                                                ----            ----
                                                     (unaudited)
        Loss and loss expense ratio             58.5%           70.9%
        Underwriting expense ratio              22.5%           17.9%
        Combined ratio                          81.0%           88.8%

     The decrease in the loss and loss expense ratio is largely a result of the increase in reinsurance business assumed, of which a significant component is short-term property-catastrophe reinsurance. While this business is currently depressing the loss ratio, any losses incurred relative to the same could have a material adverse affect on the Company's operating results and financial condition due to the absence of reserves in respect thereof.

     Net income was $155.4 million or $1.81 per share and $108.1 million or $1.23 per share for the quarters ended February 28, 1998 and 1997, respectively, representing an increase of 47.2% per share. The increase in per share amounts is primarily due to the increase in reinsurance business assumed and realized investment gains of $63.0 million compared to $32.6 million for the respective quarters.

     The underwritten expense ratio has increased in the first quarter of 1998 over the comparable quarter in 1997, principally due to the higher acquisition costs related to the reinsurance business assumed by XLGRe. Acquisition costs expressed as percentage of earned premium were 11.4% and 8.3% for the quarters ended February 28, 1998 and 1997, respectively. Administration expenses also increased in 1998 as the Company's operations expanded to increase its range of capabilities. The expense ratio excludes interest expense and the amortization of intangible assets.

Financial Condition and Liquidity
---------------------------------

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which is limited to accumulated net realized profits, X.L. must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At February 28, 1998, X.L. could have paid dividends in the amount of approximately $1.8 billion. Neither the Company nor any of its subsidiaries other than X.L. and XLGRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at February 28, 1998 was $2.7 billion, of which $2.1 billion was retained earnings.

     At February 28, 1998, total investments and cash, net of the payable for investments purchased, were $4.4 billion, compared to $4.3 billion at November 30, 1997. The increase is due to the reinvestment of investment income and realized gains and the strengthening of the bond and equity markets; however, as the Company's business matures over the next three to five years, it is possible that claims payments may increase due to the increased exposure to events which occurred in prior years but have not yet been reported or paid. It is also possible that excess funds available for investment may be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at February 28, 1998 represented approximately 79% of invested assets and were managed by several outside investment managers with different strategies. Approximately 89% of the fixed income securities are of investment grade, with 64% rated Aa or AA or better by a nationally recognized rating agency.

     In fiscal 1997 and in fiscal 1998 through February 28, the total amount of losses paid by the Company was, $267.2 million and $34.5 million, respectively.

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. which maintained a ratio of 0.4 to 1 (calculated on an annual basis) for the three months ended February 28, 1998 and for the year ended November 30, 1997. XLGRe had a ratio of 0.7 to 1 for the three months ended February 28, 1998 and for the year ended November 30, 1997.

     The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company's subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

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

     Corporate
     ---------

     The Company commenced its initial stock repurchase program in September 1993 as authorized by the Board of Directors and obtained approval for subsequent programs as each program was completed. During the three months ended February 28, 1998, no shares were repurchased. There are approximately 2.4 million shares remaining on the open program. On March 13, 1998, the Board of Directors of the Company authorized the repurchase of an additional $500 million of its shares.

     On June 11, 1997, the Company obtained two revolving lines of credit in the amount of $250 million each, one for 364 days and the other for 5 years. These facilities are provided by a syndicate of banks led by Mellon Bank to facilitate strategic acquisitions and to supplement operational cash flow. The weighted average interest rate on the funds borrowed during the period was 6.156%. The balance of the Mellon loans outstanding as at February 28, 1998 comprises two amounts: $10 million due March 3, 1998 and $80 million due June 12, 1998.

     On December 24, 1997, the Company received a firm commitment from a syndicate of commercial banks led by Mellon Bank replacing its existing unsecured letter of credit facility with a $500 million facility secured by its investment portfolio.

Financial Risk Management
-------------------------

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

     At February 28, 1998, there was no material change in the market risk sensitivity of the Company's fixed income and equity securities portfolio as compared to November 30, 1997.

     Foreign Currency Risk Management

     The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At February 28, 1998, the Company had, as hedges, foreign contracts for the sale of $116.9 million and the purchase of $43.3 million of foreign currencies at fixed rates, primarily Swedish Kroner (29% of net contract value), Japanese Yen (16%), German Marks (15%), Canadian Dollars (14%) and Finnish Markka (14%). The market value of non-U.S. Dollar fixed maturities held by the Company as at February 28, 1998 was $67.3 million.

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. dollar fixed maturity investments are deferred and included in shareholders' equity. As at February 28, 1998, unrealized deferred gains amounted to $0.9 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at February 28, 1998, realized deferred gains amounted to $9.6 million.

     The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its remaining non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designated as specific hedges and, therefore, realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At February 28, 1998, the Company had such forward contracts outstanding of $256.0 million with unrealized gains of $1.4 million. Gains of $2.1 million were realized during the three-month period. Based on this value, a 5% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at February 28, 1998 would have resulted in approximately $13.7 million in unrealized gains and $11.9 million in losses.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur.

     At February 28, 1998, the Company had $0.8 million of such contracts outstanding, and had recognized a total of $0.1 million in realized and unrealized losses for the three-month period. Based on this value, a 5% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at February 28, 1998 would have had no material effect on income.

     Speculative Financial Instruments

     The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at February 28, 1998, the portfolio held $208.8 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $209.0 million. Based on this value, a 5% increase or decrease in the price of these futures would have resulted in exposure of $219.2 million and $198.3 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the three months ended February 28, 1998, net realized gains from index futures totaled $16.8 million as a result of the 10.25% increase in the S&P Index during the three-month period.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At February 28, 1998, bond and stock index futures outstanding were $275.2 million, with underlying investments having a market value of $2.1 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 5% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $16.7 million, respectively.

     Current Outlook

     The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong and may intensify in 1998, exerting pressure on rates in general and particularly in the Company's traditional casualty product lines. Although the Company believes some opportunities will exist in 1998 for growth in certain product lines, no assurances can be made that growth in such other product lines will be sufficient to offset the competitive pressures affecting the Company's traditional casualty product lines.

Cautionary Note Regarding Forward-Looking Statements.

     This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis--Results of Operations for the Three Months ended February 28, 1998 compared to the Three Months ended February 28, 1997" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the potential material adverse affect on the Company's operating results and financial condition stemming from the absence of reserves in respect of all or a portion of its short-tail reinsurance business assumed; (ii) "Management's Discussion and Analysis--Financial Condition and Liquidity" concerning the possibility that the Company's funds available for investment may be reduced as compared to prior years if claim payments increase as the Company's overall book of business continues to mature; (iii) "Management's Discussion and Analysis--Financial Risk Management", "--Foreign Currency Risk Management" and "--Speculative Financial Instruments" concerning the potential effects of certain events on the Company's portfolios of fixed income and equity instruments, foreign currency exposures, derivatives positions and certain other types of instruments (iv) "Management's Discussion and Analysis--Current Outlook" concerning the current outlook for rates and particular product lines;
(v) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (vi) variations of the foregoing statements wherever they appear in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements
(Continued)

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors: (i) the impact of changing market conditions on the Company's business strategy; (ii) the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers; (iii) greater severity or frequency of the types of large or catastrophic losses which the Company's subsidiaries insure or reinsure; (iv) faster loss development experience than that on which the Company's underwriting, reserving and investment practices are based; (v) developments in global financial markets which could adversely affect the performance of the Company's investment portfolio; (vi) regulatory or tax developments which could adversely affect the Company's business; (vii) risks associated with the introduction of new products and services; and (viii) the impact of mergers and acquisitions.

     The factors set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, the Company intends to avail of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                                 EXEL LIMITED

                           PART II-OTHER INFORMATION
                           -------------------------


ITEM 1. - LEGAL PROCEEDINGS
--------------------------

     The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation in the normal course of its business. Although most of its policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of February 28, 1998, the Company was not a party to any material litigation other than as routinely encountered in claims activity.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1 - Short Term revolving Credit Agreement between X.L. Insurance Company, Ltd. and X.L. Reinsurance Company, Ltd., as Borrowers, and X.L. Insurance Company, Ltd. and EXEL Acquisition Ltd., as Guarantors, and the Banks parties thereto from time to time, and Mellon Bank, N.A., as Agent, dated as of June 6, 1997 incorporated by reference to Exhibit (b) (1) to the Company's Amendment No. 2 to Schedule 14D-1 dated June 10, 1997.

     Exhibit 10.2 - Revolving Credit Agreement between X.L. Insurance Company, Ltd. and X.L. Reinsurance Company, Ltd., as Borrowers, and X.L. Insurance Company, Ltd. and EXEL Acquisition Ltd., as Guarantors, and the Banks parties thereto from time to time, and Mellon Bank, N.A., as Agent, dated as of June 6, 1997, incorporated by reference to Exhibit (b) (2) to the Company's Amendment No. 2 to Schedule 14D-1 dated June 10, 1997.

     Exhibit 11 - Statement Regarding Computation of Per Share Earnings.

     No reports on Form 8-K were filed during the three-month period ended February 28, 1998.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EXEL LIMITED
                                   ------------------------
                                       (Registrant)



 ........., 1998                    -------------------------
                                       Brian M. O'Hara
                                        President and
                                   Chief Executive Officer



 ........., 1998                    -------------------------
                                       Robert R. Lusardi
                                  Executive Vice President and
                                    Chief Financial Officer