Form 10-Q/A
period 1998-02-28
EXEL LTD
filed 1998-04-21
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                 YES     X            NO
                                     ---------           ---------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of April 13, 1998 was 84,660,852 excluding 27,594,800 shares held in treasury.

                                 EXEL LIMITED

                             INDEX TO FORM 10-Q/A

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
                          CONSOLIDATED BALANCE SHEETS
             (U.S. dollars in thousands, except per share amounts)

                                                   February 28,  November 30,
                                                      1998          1997
                                                      ----          ----
                                                   (Unaudited)
                                    ASSETS

Investments:

  Fixed maturities, at market
  value (amortized cost : 1998 - $3,182,324;
  1997 - $3,144,642)............................   $3,230,126    $3,196,872
  Equity securities, at market
  value (cost: 1998 - $772,590;
  1997 - $729,888)..............................      940,278       837,827
  Short-term investments, at market
  value (amortized cost: 1998 - $226,219);
  1997 - $220,138)..............................      225,904       219,969
                                                   ----------    ----------

  Total Investments.............................    4,396,308     4,254,668

Cash and cash equivalents.......................      407,535       394,599
Investments in affiliates
(cost: 1998 - $346,667; 1997 - $336,680)........      540,625       517,396
Other investments...............................       31,445        27,244
Accrued investment income.......................       40,891        48,576
Deferred acquisition costs......................       40,966        22,272
Prepaid reinsurance premiums....................      117,246       108,916
Premiums receivable.............................      332,886       254,238
Reinsurance balances receivable.................      176,619       156,025
Intangible assets...............................      265,731       267,695
Other assets....................................       39,402        36,833
                                                   ----------    ----------

  Total Assets..................................   $6,389,654    $6,088,462
                                                   ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Unpaid losses and loss expenses...............   $2,409,255    $2,342,254
  Unearned premiums.............................      652,489       566,911
  Premiums received in advance..................       36,497        40,706
  Accounts payable and accrued liabilities......       24,221        40,923
  Reinsurance premiums payable..................       66,196        69,305
  Loans payable.................................      101,000       141,000
  Payable for investments purchased.............      410,971       382,345
  Minority interest.............................       26,969        25,888
                                                   ----------    ----------

  Total Liabilities.............................   $3,727,598    $3,609,332
                                                   ----------    ----------

                                                   February 28,  November 30,
                                                       1998         1997
                                                       ----         ----
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
                                                 ==========    ==========

See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                        February 28,     February 28,
                                                            1998             1997
                                                            ----            -----
                                                                 (Unaudited)

Revenues:
  Net premiums earned.................................      $139,882         $119,837
  Net investment income...............................        57,528           51,557
  Net realized gains on sale of investments...........        62,951           32,613
  Equity in net earnings of affiliates................        15,207           13,155
                                                            --------         --------
        Total revenues................................       275,568          217,162
                                                            --------         --------

Expenses:
  Losses and loss expenses............................        81,772           84,960
  Acquisition costs...................................        15,939            9,907
  Administration expenses.............................        15,540           11,584
  Interest expense....................................         1,788                -
  Amortization of intangible assets...................         3,338                -
                                                            --------         --------
        Total expenses................................       118,377          106,451
                                                            --------         --------

Income before minority interest and
  income tax expense..................................       157,191          110,711
Minority interest.....................................         1,081                -
Income tax expense....................................           700            2,593
                                                            --------         --------
Net income............................................      $155,410         $108,118
                                                            ========         ========
Weighted average number of
  ordinary shares and ordinary share
  equivalents outstanding - Basic.....................        84,544           86,858
                          - Diluted...................        86,004           87,820

Net income per ordinary
  share and ordinary share equivalent - Basic.........      $   1.84         $   1.24
                                      - Diluted.......      $   1.81         $   1.23
Dividends declared per share..........................      $   0.40         $   0.32

See accompanying notes to Consolidated Financial Statements.

                                       6
                                 EXEL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                      Three Months Ended
                                                                 February 28,   February 28,
                                                                     1998           1997
                                                                     ----           ----
                                                                         (Unaudited)
Cash flows from operating activities
   Net income for the period before minority
     interest                                                     $  156,491     $  108,118

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Net realized gains on sale of investments..............            (62,951)       (32,613)
  Amortization of (discount) premium
   on fixed maturities...................................             (1,424)           325
  Amortization of deferred compensation..................              1,017            797
  Amortization of intangible assets......................              3,338              -
  Equity in earnings of affiliate net of
   dividends received....................................             (8,179)        (6,013)
  Unpaid losses and loss expenses.........................            67,001         48,593
  Unearned premiums.......................................            85,578        (33,230)
  Premiums received in advance............................            (4,209)        11,825
  Deferred acquisition costs..............................           (18,694)         4,168
  Prepaid reinsurance premiums............................            (8,330)        (9,638)
  Premiums receivable.....................................           (78,648)        37,593
  Reinsurance balances receivable.........................           (20,594)       (16,004)
  Reinsurance premiums payable............................            (3,109)         3,889
  Accrued investment income...............................             7,685         15,424
  Accounts payable and accrued liabilities................           (16,702)        (3,946)

                                                                  ----------     ----------
    Total Adjustments.....................................           (58,221)        21,170

                                                                  ----------     ----------
  Net cash provided by operating activities...............            98,270        129,288
                                                                  ----------     ----------
Cash flows (used in) provided by
  investing activities:
  Proceeds from sale of fixed maturities
    and short-term investments............................         2,707,219      4,030,688
  Proceeds from redemption of fixed
    maturities and short-term investments.................           230,061         25,100


                                                                     Three Months Ended
                                                               February 28,       February 28,
                                                                   1998               1997
                                                               ------------       ------------
                                                                         (Unaudited)
   Proceeds from sale of equity securities................          233,607             90,977
   Purchases of fixed maturities and
     short-term investments...............................       (2,938,126)        (3,936,390)
   Purchases of equity securities.........................         (226,701)           (77,074)
   Deferred losses on forward hedge contracts.............             (727)            (3,381)
   Investments in affiliates..............................          (12,517)               --
   Other investments......................................           (4,201)            (1,770)
   Other assets...........................................           (3,943)               750
                                                               ------------       ------------
   Net cash (used in) provided by investing activities....          (15,328)           128,900
                                                               ------------       ------------
Cash flow (used in) provided by financing activities:
   Dividends paid.........................................          (33,829)           (27,612)
   Issuance of shares.....................................              479                362
   Proceeds from exercise of options......................            3,344              1,427
   Repurchase of treasury shares..........................              --             (48,476)
   Proceeds from loans....................................           60,000                --
   Repayment of loans.....................................         (100,000)               --
                                                               ------------       ------------
Net cash used in financing activities.....................          (70,006)           (74,299)
                                                               ------------       ------------
Increase in cash and cash equivalents.....................           12,936            183,889
                                                               ------------       ------------
Cash and cash equivalents - beginning of period...........          394,599            252,734
                                                               ------------       ------------
Cash and cash equivalents - end of period.................     $    407,535       $    436,623
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

Table II
--------

                                                     Gross Premiums Written
                                                       Three Months Ended
                                February 28, 1998                                February 28, 1997
                     X.L     X.L.E.       XLGRe        Total       X.L.      X.L.E.         XLGRe       Total
                  ----------------------------------------------------------------------------------------------
                                                           (Unaudited)

General
 liability         $59,762   $18,631          --      $78,393     $73,911    $16,763          --        $90,674

Directors
 and officers
 liability           4,175       419          --        4,594       3,958        391          --          4,349

Professional
 liability           2,436     1,554          --        3,990       3,797      1,195          --          4,992

Employment
 practices
 liability           4,357        --          --        4,357       4,249         --          --          4,249

Property             6,706     1,258          --        7,964       4,332        981          --          5,313

X.L. Risk
 Solutions           3,788       887          --        4,675       3,260         --          --          3,260

Reinsurance
 assumed               489       836     153,260      154,585       5,468      4,695      12,058         22,221

Managing
 General
 Agencies            2,705    10,334          --       13,039          --         --          --             --
                  ----------------------------------------------------------------------------------------------
Annualized
 premiums           84,418    33,919     153,260      271,597      98,975     24,025      12,058        135,058

Multi-year
 premiums          (15,830)   (5,439)         --      (21,269)     17,254       (940)    (47,022)       (30,708)
                  ----------------------------------------------------------------------------------------------

                   $68,588   $28,480    $153,260     $250,328    $116,229    $23,085    $(34,964)      $104,350
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

     Average attachments were $151.1 million and $129.8 million and average limits were $88.6 million and $88.0 million for the quarters ending February 28, 1998 and 1997, respectively, reflecting the Company's strategy to increase attachments where possible when confronted with significant price reductions unaccompanied by commensurate reductions in exposure. Accordingly, the decrease in premiums has been a factor associated with increased attachments and lost business which has not been replaced by new business.

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

Cautionary Note Regarding Forward-Looking Statements.

     This Quarterly Report on Form 10-Q/A contains statements that may be considered to be "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis--Results of Operations for the Three Months ended February 28, 1998 compared to the Three Months ended February 28, 1997" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the potential material adverse affect on the Company's operating results and financial condition stemming from the absence of reserves in respect of all or a portion of its short-tail reinsurance business assumed; (ii) "Management's Discussion and Analysis--Financial Condition and Liquidity" concerning the possibility that the Company's funds available for investment may be reduced as compared to prior years if claim payments increase as the Company's overall book of business continues to mature; (iii) "Management's Discussion and Analysis--Financial Risk Management", "--Foreign Currency Risk Management" and "--Speculative Financial Instruments" concerning the potential effects of certain events on the Company's portfolios of fixed income and equity instruments, foreign currency exposures, derivatives positions and certain other types of instruments (iv) "Management's Discussion and Analysis--Current Outlook" concerning the current outlook for rates and particular product lines;
(v) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (vi) variations of the foregoing statements wherever they appear in this Quarterly Report.

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


                                       EXEL LIMITED
                                   ------------------------
                                       (Registrant)


                                      /s/ Brian M. O'Hara
April 13, 1998                     -------------------------
                                       Brian M. O'Hara
                                        President and
                                   Chief Executive Officer


                                     /s/ Robert R. Lusardi
April 13, 1998                     -------------------------
                                       Robert R. Lusardi
                                  Executive Vice President and
                                    Chief Financial Officer