Form 10-K/A
period 1997-11-30
EXEL LTD
filed 1998-06-26
CIK 875159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS HELD ON MARCH 31, 1998 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K/A.

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

REINSURANCE

  Effective December 1, 1995, X.L. entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective December 1, 1996, two additional U.S. reinsurers were added to this program, of which one is RCRe. Under the terms of the policy, X.L. will cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 23% of the quota share. With the exception of RCRe, all the reinsurers are rated, of which the lowest as rated by Standard & Poors ("S&P") is BBB. The most significant reinsurers on this program are Fireman's Fund, Hannover Ruck, and Hartford Re. These Companies were rated A, AA+, and AA+, with participations of 21.33%, 18.67% and 13.33%, respectively on a reinsurance balance receivable of $135 million, as at November 30, 1997.

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

  The procedures followed for the resolution of disputes by arbitration in London have no material impact on the recoverability of reinsurance recoverables. The reinsurance is dictated by the underlying terms of the insurance contracts.

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

  The IBNR reserves for fiscal years prior to 1996 was estimated utilizing the Bornhuetter-Ferguson ("B-F") actuarial method modified for actual loss experience. The B-F method is a generally accepted actuarial technique for estimating loss reserve levels where an insurer does not have sufficient relevant historical loss experience to employ other methods. The position has been reviewed and the IBNR reserves are now estimated by using several actuarial reserving techniques. The vast majority of the Company's IBNR derives from general liability, professional liability and property coverages written by X.L. and X.L.E. This IBNR is calculated in two steps. First, case reserve development is calculated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency/severity approach. Since X.L. and X.L.E.'s coverage is usually triggered when a notice is submitted by the insured, "pure" IBNR losses exist only when claims with a loss notice develop into their layers of coverage. The method calculates the ultimate number of claims (i.e. frequency) via the B-F technique. The severity component ( average claim size) is developed via a single parameter Pareto loss distribution, adjusted for X.L. and X.L.E.'s average attachment points and limits. The Company believes the methods presently adopted provide a more objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes.

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

  Total reserves increased in 1996 by $23 million reflecting the unrelated indemnity reserves of $85 million mentioned previously. This change reflects an increase to the expected frequency. Reserves of $138 million, $43 million, $84 million, $27 million, $3 million and $11 million were reduced for the years from 1995, 1994, 1993, 1992, 1991 and 1990, respectively. The 1995 year reflects the elimination of one indemnity reserve (due to the cancellation of a general liability policy in November of 1996) in a year where the claim frequency is already low. The cancellation of the policy resulted in the extinguishment of the Company's contractual obligations with the insured. This contract was a three year contract and is not retroactively rated. The 1995 loss year was the only year affected. As previously mentioned, changes in frequencies will have a significant effect. The 1993 year also reflects the "release" of an indemnity reserves, which has been reclassified to 1994, resulting in an effect similar to 1995. The other years reflect frequency emergence patterns lower than historical expectations.

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

REGULATION

 Bermuda

  The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of X.L. and XLGRe. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Both companies are restricted from paying dividends in any one financial year in excess of 25% of the prior year's statutory capital and surplus unless the companies' directors attest such dividends will not cause the companies to fail to meet their relevant margins. As both companies are heavily capitalized, they are not materially affected by this requirement.

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

  Changes in the levels of gross premiums written between years is affected in part by the level of multi-year premiums written. Gross premiums on multi-year contracts are written at the time the contract is incepted. In order to reflect the equivalent of an annual contract to provide a true year-to-year comparison, premiums written for future years net of premiums written in prior years that relate to the current year are identified. The multi-year effect is reflected in Tables II and III. Gross premiums written were also impacted by several Speciality Reinsurance Assumed ("SRA") contracts being rewritten, which affected both the multi-year and annual premiums. These contracts were rewritten at the reinsureds' requests due to the economics of the contracts. These reinsurance contracts are multiple year contracts which reinsure property catastrophe events. The premium is a stepped premium over the multiple year period, with additional premiums becoming due if losses exceed certain levels. If the policy is loss free, a percentage of the previously paid premium is returnable to the insured. As no catastrophic events attached to these policies during the first year of these contracts, the policy economics made it more cost effective for the reinsureds to cancel their contracts, as it extinguished their commitments to pay the stepped premiums for subsequent years and provided for the return of a portion of their first year's premium. The effect of the changes are reflected in Table III after the adjustment of the multi-year premiums. On a gross basis, the adjustment to premiums and net premiums written would have been $105.3 million in 1997. The cancellation of these multi-year contracts also resulted in a reduction in premiums receivable due to the extinguishment of the reinsureds' future year commitments on the original contracts.

  Gross premiums were also affected during the fourth quarter of 1997 and 1995, a mandatory reinstatement premium was written, triggered by a loss in excess of a specified threshold, resulting in a retrospective portion of $11.0 million and $7.3 million, respectively, determined in accordance with the "with or without method" as required by EITF 93-6 and 93-14. After adjusting for the aforementioned items, gross premiums written (decreased) increased (3.4%), 0.9% and 8.5% for the 1997, 1996 and 1995 fiscal years, respectively.

  Net premiums written were likewise impacted by the above mentioned adjustments. In addition net premiums written in 1997 and 1996 were affected by the general liability quota share reinsurance policy which came into effect on December 1, 1995. This reinsurance policy covers general liability risks, with certain exclusions. X.L. and X.L.E. cede 20% of these risks with a total limit of up to $100 million and 25% with a total limit in excess of $100 million. The Company has also purchased, with effect from September 1, 1997, a general liability excess of loss reinsurance program . The adjustments noted in Table III resulted in a decrease of 7.0% and 0.3% in 1997 and 1996, respectively, from the prior year. The relative further decrease is reflective of the growth in the product lines of X.L. Risk Solutions and employment practices liability. As each of these lines are reinsured: growth will increase the amount of premiums ceded. The increase in reinsurance ceded has also increased the amount of prepaid reinsurance over 1996 as reflected in the balance sheet.

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

  During 1997, both the fixed income and equity portfolios were restructured, resulting in above normal turnover of the portfolio, and contributing to the significant gains realized during the year. The equity markets strengthened during the year with the equity markets reaching historic highs. The Company's investment managers have taken advantage of these market conditions and locked in gains where deemed appropriate. The synthetic equity portfolio reflected these market conditions and realized $46 million in gains during 1997. A further discussion of this portfolio is included under "--Financial Condition and Liquidity."

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

  The decrease in the loss and loss expense ratio in 1996 relates primarily to the additional premium earned on the SRA business. Reserves are established on this business on a contract-by-contract basis. Most of this business assumed by X.L. and XLGRe to date has been short tailed, and due to the level of attachments involved, no IBNR has been established on several contracts. The higher a potential loss attaches, the lower the probability of a loss event attaching at the Company's layers of exposure. Where the nature of the cover is property, short tail in nature, no catastrophic reserves are recorded as all losses would be known before the balance sheet date. Accordingly, no IBNR has been recorded on these contracts. The decreasing effect this business has on the loss and loss expense ratio has been offset to some degree by losses incurred of $14.5 million relating to prior years. Loss developments in 1991 and 1995 were largely offset by the reduction of reserves provided by good loss experience in 1993 and 1994.

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

  Included in loss and loss expenses are recoverables accrued on IBNR that reinsurers will be potentially liable for. While the reinsurance ceded has had no material effect on the loss ratio, the accrual of the recovery has resulted in an increase in reinsurance balances receivable as reflected in the balance sheet.

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

  The payable for investments purchased has increased from $42.1 million at November 30, 1996 to $382.3 million at November 30, 1997. The increase is only the result of a timing difference as it is the Company's policy to account for its investments on a trade basis.

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

  The Company's $200 million revolving line of credit with Mellon Bank was replaced on June 11, 1997, by two revolving lines of credit each for $250 million, one for 364 days and the other for 5 years. These facilities are provided by a syndicate of banks led by Mellon Bank. The Company has made several draw downs in connection with the purchase of GCR and to supplement operational cash flow. GCRH was acquired at a total cost of $669 million, of which $460 million was funded from the lines of credit. The amount of $300 million was repaid on July 11, 1997 through the liquidation of the GCR investment portfolio. The weighted average interest rate on the funds borrowed during the period was 6.058%. The loans are made up of three amounts: $80 million due June 12, 1998, and $40 million and $10 million which were repaid on December 12, 1997. At December 31, 1997 the total of $100 million was due to Mellon. An additional $20 million was drawn to supplement operational cash flow, prior to the January 1, 1998 renewal season.

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
                                              ==========  ========== ==========

  During 1997, the Company established three new 1997 casualty indemnity reserves totalling $145 million. Historically, such losses have not emerged this quickly. The nature of the Company's losses are low frequency, high severity. The Company's reserving model, which was enhanced in 1996, reacts to loss experience relative to its loss history. Accordingly, one or two losses outside of the expected frequency can have a significant impact on any given year, and the high level of the 1997 current year incurred losses was a result of this. Should actual loss history prove to be different than the model's indicated outcome, these reserves will be adjusted accordingly. The Company's reserving model, which was enhanced in 1996, reacts to loss experience relative to its loss history. The IBNR reserves for fiscal years prior to 1996 was estimated utilizing the Bornhuetter-Ferguson ("B-F") actuarial method modified for actual loss experience. The B-F method is a generally accepted actuarial technique for estimating loss reserve levels where an insurer does not have sufficient relevant historical loss experience to employ other methods. The previous methodology was reviewed in 1996 and the IBNR reserves are now estimated by using several actuarial reserving techniques. The vast majority of the Company's IBNR derives from general liability, professional liability and property coverages written by X.L. and X.L.E. This IBNR is calculated in two steps. First, case reserve development is calculated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency/severity approach. Since X.L. and X.L.E.'s coverage is usually triggered when a notice is submitted by the insured, "pure" IBNR losses exist only when claims with a loss notice develop into their layers of coverage. The method calculates the ultimate number of claims (i.e., frequency) via the B-F technique. The severity component (average claim size) is developed via a single parameter Pareto loss distribution, adjusted for X.L. and X.L.E.'s average attachment points and limits. The Company believes the methods presently adopted provides a more objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes.

  Reserves of $138 million, $43 million, $84 million, $27 million, $3 million and $11 million were reduced for the years from 1995, 1994, 1993, 1992, 1991 and 1990, respectively, impacting prior year losses in 1997. With the exception of 1995, these changes reflect the absence of loss development, relative to the Company's reserving model's expectation. The 1995 year reflects the elimination of one indemnity reserve (due to the cancellation of a general liability policy) in a year where the claim frequency is already low. The cancellation of the policy resulted in the extinguishment of the Company's contractual obligations with the insured. This contract was a three year contract and is not retrospectively rated. The 1995 loss year was the only year affected. As previously mentioned, changes in frequencies will have a significant effect.

                                 EXEL LIMITED

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

8. CREDIT AGREEMENT

  On November 16, 1996, the Company established a revolving line of credit with Mellon Bank. On June 11, 1997, this was replaced by two unsecured revolving lines of credit of $250 million each, one for 364 days (short-term) and the other for 5 years (long-term). During the year a total of $620 million was borrowed at a weighted average rate of 6.058%. Total interest expense and facility costs amounted to $7.18 million for the year ended November 30, 1997. As at November 30, 1997, the outstanding balance was $130.0 million and is repayable within the next twelve months.

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

                                 EXEL LIMITED

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
                                                             ========  ========

 Stock plans

  The Company's executive stock plan, the "1991 Performance Incentive Program", provides for grants of non qualified or incentive stock options, restricted stock awards and stock appreciation rights (SARs). The plan is administered by the Company and Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. Grant prices are established at the fair market value of the Company's common stock at the date of grant. Options and SARs have a life of 10 years and vest annually over three years from date of grant.

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

                                 EXEL LIMITED

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

                                 EXEL LIMITED

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

                                 EXEL LIMITED

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

                                 EXEL LIMITED

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

18. UNAUDITED QUARTERLY FINANCIAL DATA

  The unaudited quarterly financial data for 1997 and 1996 follows (U.S. dollars in thousands, except per share amounts):

                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
1997
  Net premiums earned...................... $119,837 $129,817 $138,034 $152,965
  Net investment income....................   51,557   54,160   56,109   54,726
  Realized gains (losses)..................   32,613  126,313  116,400   60,613
  Equity in net income of affiliates.......   13,155   15,739   16,219   20,769
                                            -------- -------- -------- --------
  Total revenues........................... $217,162 $326,029 $326,762 $289,073
                                            ======== ======== ======== ========
  Income before income tax expense......... $110,711 $211,842 $207,438 $152,049
                                            ======== ======== ======== ========
  Net income............................... $108,118 $211,580 $206,560 $150,703
                                            ======== ======== ======== ========
  Net income per share and share
   equivalent.............................. $   1.23 $   2.46 $   2.41 $   1.75
                                            ======== ======== ======== ========

                                 EXEL LIMITED

                                            FIRST    SECOND   THIRD     FOURTH
                                           QUARTER  QUARTER  QUARTER   QUARTER
                                           -------- -------- --------  --------
1996
  Net premiums earned..................... $130,258 $131,952 $124,537  $131,145
  Net investment income...................   47,773   50,249   50,310    50,266
  Realized gains (losses).................  136,059   16,020   (4,603)   58,736
  Equity in net income of affiliates......   16,113   14,282   13,081    15,773
                                           -------- -------- --------  --------
  Total revenues.......................... $330,203 $212,503 $183,325  $255,920
                                           ======== ======== ========  ========
  Income before income tax expense........ $208,326 $ 89,481 $ 64,938  $134,373
                                           ======== ======== ========  ========
  Net income.............................. $207,089 $ 88,986 $ 64,545  $133,693
                                           ======== ======== ========  ========
  Net income per share and share
   equivalent............................. $   2.17 $   0.95 $   0.72  $   1.52
                                           ======== ======== ========  ========

19. ACCOUNTING STANDARDS

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This statement simplifies the standards in APB-15 for computing earnings per share by replacing primary earnings per share (EPS) with basic earnings per share. Neither basic nor diluted EPS as calculated in accordance with SFAS 128 would be materially different from primary and fully diluted EPS as presented in these financial statements and by altering the calculation of diluted earnings per share, which replaces fully diluted earnings per share.

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

                    AUDITORS' REPORT ON FINANCIAL STATEMENT

                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of EXEL Limited is included on page 43 of this Form 10-K in connection with our audits of such financial statements. We have also audited the related financial statement schedules listed in the index on page 49 of this Form 10-K.

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