Form 10-Q
period 1998-05-31
EXEL LTD
filed 1998-07-15
CIK 875159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                        Commission File Number 1-10804

                                 EXEL LIMITED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Cayman Islands                                          98-0058718
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                 YES      X                      NO
                    -------------                  -------------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of June 30, 1998 was 84,315,873 excluding 27,993,436 shares held in treasury.

                                 EXEL LIMITED
                              INDEX TO FORM 10-Q

                         Part I. FINANCIAL INFORMATION
                        ------------------------------

                                                                        Page No.
Item 1. Financial Statements:

        Consolidated Balance Sheets
          May 31, 1998 (unaudited) and
          November 30, 1997                                                3

        Consolidated Statements of Income
          Three Months Ended May 31, 1998
          and 1997 (unaudited) and Six Months
          Ended May 31, 1998 and 1997 (unaudited)                          5

        Consolidated Statements of Cash Flows
          Six Months Ended May 31, 1998
          and 1997 (unaudited)                                             6

        Notes to Unaudited Consolidated
          Financial Statements                                             8

Item 2. Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                                             11


                          PART II. OTHER INFORMATION
                          --------------------------

Item 4. Submission of Matters to a Vote of Shareholders                   27

Item 6. Exhibits and Reports on Form 8-K                                  27

Signatures                                                                28

                                 EXEL LIMITED
                          CONSOLIDATED BALANCE SHEETS
               (U.S. dollars in thousands, except share amounts)



                                                                                                        May 31,     November 30,
                                                                                                         1998           1997
                                                                                                         ----           ----
                                                                                                      (Unaudited)
                                                             ASSETS
Investments:
     Fixed maturities, at market value
     (amortized cost : 1998 - $3,263,200;
     1997 - $3,144,642).....................................................                          $ 3,308,490   $ 3,196,872
     Equity securities, at market value
     (cost: 1998 - $806,521; 1997 - $729,888) ..............................                              996,885       837,827
     Short-term investments, at market
     value (amortized cost: 1998 - $125,970;
     1997 - $220,138) ......................................................                              126,394       219,969
                                                                                                      -----------   -----------

     Total Investments......................................................                          $ 4,431,769   $ 4,254,668

     Cash and cash equivalents .............................................                              645,310       394,599
     Investment in affiliates
     (cost: 1998 - $337,259; 1997 - $336,680)...............................                              541,297       517,396
     Other investments .....................................................                               29,970        27,244
     Accrued investment income..............................................                               46,391        48,576
     Deferred acquisition costs.............................................                               38,725        22,272
     Prepaid reinsurance premiums...........................................                              108,967       108,916
     Premiums receivable....................................................                              328,082       254,238
     Reinsurance balances receivable........................................                              197,947       156,025
     Intangible Assets .....................................................                              260,843       267,695
     Other assets...........................................................                               48,260        36,833
                                                                                                      -----------   -----------

     Total Assets...........................................................                          $ 6,677,561   $ 6,088,462
                                                                                                      ===========   ===========


                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities and Minority Interest:
     Unpaid losses and loss expenses........................................                          $ 2,452,289   $ 2,342,254
     Unearned premium.......................................................                              605,904       566,911
     Premium received in advance ...........................................                               35,399        40,706
     Loans payable..........................................................                              126,000       141,000
     Accounts payable and accrued liabilities...............................                               24,317        40,923
     Reinsurance premiums payable...........................................                               55,637        69,305
     Payable for investments purchased......................................                              543,894       382,345
     Minority interest .....................................................                               27,292        25,888
                                                                                                      -----------   -----------

     Total Liabilities and Minority Interest................................                          $ 3,870,732   $ 3,609,332
                                                                                                      -----------   -----------

                                                        May 31,     November 30,
                                                         1998           1997
                                                         ____           ____
                                                      (Unaudited)
Contingencies

Shareholders' Equity:
     Ordinary shares (par value $0.01):
     authorized, 999,990,000 shares;
     issued and outstanding, 84,521,893 shares
     (excluding 27,787,436 shares held in treasury)
     at May 31, 1998 and 84,407,638 shares
     (excluding 27,594,800 shares held in
     treasury) at November 30, 1997..................        845           844
     Contributed surplus.............................    300,014       290,085
     Net unrealized appreciation of investments......    265,525       188,444
     Deferred compensation...........................    (14,901)      (11,362)
     Retained earnings...............................  2,255,346     2,011,119
                                                      ----------    ----------

     Total shareholders' equity...................... $2,806,829    $2,479,130
                                                      ----------    ----------

     Total liabilities and Shareholders' equity...... $6,677,561    $6,088,462
                                                      ==========    ==========

See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED
                       CONSOLIDATED STATEMENTS OF INCOME
  (U.S. dollars and number of shares in thousands, except per share amounts)

                                                                              Three Months               Six Months
                                                                                  Ended                     Ended
                                                                                 May 31,                   May 31,
                                                                            1998         1997          1998        1997
                                                                            ----         ----          ----        ----
                                                                                             (Unaudited)
Revenues:
   Net premiums earned........................................             $137,787    $129,817      $277,669    $249,654
   Net investment income......................................               60,452      54,160       117,980     105,717
   Net realized gains on sale of
   investments................................................               74,541     126,313       137,492     158,926
   Equity in net earnings of affiliates.......................               19,728      15,739        34,935      28,894
   Income from other investments..............................                4,145        -            4,145        -
                                                                           --------    --------      --------    --------

               Total revenues.................................             $296,653    $326,029      $572,221    $543,191

                                                                           --------    --------      --------    --------
Expenses:
   Losses and loss expenses...................................               83,471      91,317       165,243     176,277
   Acquisition costs..........................................               18,705      10,792        34,644      20,699
   Administration expenses....................................               17,444      12,078        32,984      23,662
   Interest expense...........................................                1,862        -            3,650        -
   Amortization of intangible assets..........................                3,339        -            6,677        -
                                                                           --------    --------      --------    --------

               Total expenses.................................             $124,821    $114,187      $243,198    $220,638

                                                                           --------    --------      --------    --------

   Income before income tax expenses and minority interest....              171,832     211,842       329,023     322,553
   Minority Interest..........................................                  323        -            1,404        -
   Income tax expense.........................................                  947         262         1,647       2,855
                                                                           --------    --------      --------    --------

               Net income.....................................             $170,562    $211,580      $325,972    $319,698

                                                                           --------    --------      --------    --------

   Weighted average number of
     ordinary shares and
     ordinary share equivalents outstanding - Basic...........               84,640      84,883        84,603      85,849
                                            - Diluted.........               86,326      85,779        86,193      86,806
   Net income per ordinary
     share and ordinary share equivalent - Basic..............                $2.02       $2.49         $3.85       $3.72
                                         - Diluted............                $1.98       $2.47         $3.78       $3.68
   Dividends declared per share...............................                $0.40       $0.32         $0.80       $0.64

See accompanying notes to Consolidated Financial Statements

                                 EXEL LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                                                            Six Months Ended
                                                                                                                May 31,

                                                                                                          1998             1997
                                                                                                          ----             ----
                                                                                                               (Unaudited)
Cash flows from operating activities
  Net income for the period before minority interest.............................                       $  327,376      $  319,698
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Net realized gains on sale of investments......................................                         (137,492)       (158,926)
  Amortization of premium on fixed maturities....................................                           (2,832)            318
  Amortization of deferred compensation..........................................                            2,161           1,596
  Amortization of intangible assets..............................................                            6,677            -
  Equity in earnings of affiliates net of
   dividends received and consolidation adjustments..............................                          (18,657)        (15,082)
  Unpaid losses and loss expenses................................................                          110,035         101,348
  Unearned premiums..............................................................                           38,993        (101,161)
  Premiums received in advance...................................................                           (5,307)         30,511
  Deferred acquisition costs.....................................................                          (16,453)          6,242
  Prepaid reinsurance premiums...................................................                              (51)         (7,174)
  Premiums receivable............................................................                          (73,844)         52,592
  Reinsurance balances receivable................................................                          (41,922)        (32,979)
  Reinsurance premiums payable...................................................                          (13,668)          1,535
  Accrued investment income......................................................                            2,185           8,316
  Accounts payable and accrued liabilities.......................................                          (16,606)         (6,635)
                                                                                                        ----------      ----------

               Total adjustments.................................................                         (166,781)       (119,499)
                                                                                                        ----------      ----------

               Net cash provided by operating activities.........................                          160,595         200,199
                                                                                                        ----------      ----------
Cash flows provided by (used in)
  investing activities:
Proceeds from sale of fixed maturities
  and short-term investments.....................................................                        5,346,346       5,725,579
Proceeds from redemption of fixed
  maturities and short-term investments..........................................                          328,106          80,360

                                                                                          Six Months Ended
                                                                                               May 31,
                                                                                          1998         1997
                                                                                          ----         ----
                                                                                             (Unaudited)
Proceeds from sale of equity securities.......................................            444,257      573,524
Purchases of fixed maturities and short-term investments......................         (5,493,557)  (5,648,824)
Purchases of equity securities................................................           (425,159)    (459,654)
Deferred losses on forward hedge
  contracts...................................................................             (2,506)      (1,249)
Investment in affiliates......................................................               (425)      (1,119)
Other investments.............................................................             (2,726)      (2,632)
Other assets..................................................................            (11,703)      (9,124)
                                                                                       ----------   ----------
Net cash provided by investing
  activities..................................................................            182,633      256,861
                                                                                       ----------   ----------
Cash flow provided by (used in) financing activities:
  Dividends paid..............................................................            (67,740)     (54,594)
  Issuance of shares..........................................................                490          355
  Proceeds from exercise of options...........................................              4,081        3,965
  Repurchase of treasury shares...............................................            (14,348)    (139,231)
  Proceeds from loans.........................................................            140,000       60,000
  Repayment of loans..........................................................           (155,000)        -
                                                                                       ----------   ----------

Net cash used in financing activities.........................................            (92,517)    (129,505)
                                                                                       ----------   ----------

Increase in cash and cash equivalents.........................................            250,711      327,555
                                                                                       ----------   ----------

Cash and cash equivalents - beginning
  of period...................................................................         $  394,599   $  252,734
                                                                                       ----------   ----------
Cash and cash equivalents - end
  of period...................................................................         $  645,310   $  580,289
                                                                                       ==========   ==========

Taxes paid....................................................................         $    3,667   $    1,799
                                                                                       ==========   ==========

See accompanying notes to Consolidated Financial Statements

                                  EXEL LIMITED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of EXEL Limited (together with its subsidiaries, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1997, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1997, as filed February 25, 1998, and amended by its Form 10-K/A filed on June 26, 1998.

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

2.   INVESTMENT IN AFFILIATE

     Summarized condensed financial information of Mid Ocean Limited, an approximately 24.7% owned affiliate, which is accounted for by the equity method, is as follows (U.S. dollars in thousands):

                                     Three Months Ended       Six Months Ended
                                          April 30                April 30,
     Income Statement Data            1998        1997        1998        1997
                                      ----        ----        ----        ----
                                                     (unaudited)
     Net premiums earned            $122,823    $130,772    $245,804    $238,849
     Net investment income            28,010      25,335      54,393      49,175
     Net realized (losses) gains
       on sale of investments         11,627      (3,387)     25,907        (729)
     Net income                     $ 79,649    $ 62,916    $143,370    $114,918
                                    ========    ========    ========    ========
     Company's share of net income  $ 19,692    $ 16,606    $ 35,450    $ 29,302
                                    ========    ========    ========    ========

                                                 April 30,           October 31,
     Balance Sheet Data                            1998                 1997
                                                   ----                 ----
                                                (Unaudited)
     Cash, investments and accrued
       interest                                 $1,833,990           $1,703,393
     Other assets                                  743,118              567,212
                                                ----------           ----------
     Total assets                               $2,577,108           $2,270,605
                                                ==========           ==========

     Reserves for losses and loss expenses       $ 527,883           $  479,160
     Reserves for unearned premiums                429,360              307,166
     Other liabilities and minority interest       168,073              111,318
     Shareholders' equity                        1,451,792            1,372,961
                                                ----------           ----------
     Total liabilities and
       shareholders' equity                     $2,577,108           $2,270,605
                                                ==========           ==========
     Company's share of
       shareholders' equity                     $  358,927           $  340,783
                                                ==========           ==========

During the six months ended April 30, 1998 and 1997 the Company received dividends from its affiliate of $16.0 million and $14.5 million, respectively.

3.   ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This standard is expected to have a minimal impact on the Company's financial statements and disclosures.

     FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not determined the impact of the adoption of this new accounting standard on its financial statements and disclosures.

4.   SUBSEQUENT EVENT

     On July 2, 1998, a Class Meeting of Shareholders of the Company was called in accordance with an order of the Grand Court of the Cayman Islands dated June 29, 1998, to be held at the Princess Hotel, Hamilton, Bermuda, at 9:00 a.m., local time, on August 3, 1998. At such meeting, the Company's shareholders will be asked to consider and vote upon a resolution to approve the proposed Scheme of Arrangement pursuant to Section 85 of the Companies Law (1995 Revision) of the Cayman Islands between the Company and its shareholders under which the Company will become a wholly owned subsidiary of Exel Merger Company Ltd., an exempted limited liability company incorporated under the laws of the Cayman Islands which will change its name to "EXEL Limited".

     The preceding description is qualified in its entirety by reference to the description of such matters contained in the definitive Joint Proxy Statement of the Company and Mid Ocean Limited ("Mid Ocean") dated July 2, 1998.

                                 EXEL LIMITED
                                 ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

         Results of Operations for the Three Months Ended May 31, 1998
         -------------------------------------------------------------

                Compared to the Three Months Ended May 31, 1997
                -----------------------------------------------

     Table I presents an analysis of the Company's underwriting revenues for the periods indicated (U.S. dollars in thousands):


Table I
-------

                                        For The Three Months Ended
                                                 May 31,
                                            1998          1997          % Change
                                            ----          ----          --------
                                                (unaudited)

Gross premiums written                     $116,866      $81,266         43.8%
Net premiums written                         99,206       64,350         54.2%
Net premiums earned                         137,786      129,817          6.1%

     In addition to annual policies, gross premiums written are affected by the level of multi-year policies written or cancelled in any given period. Although gross premiums increased year over year, gross premiums written adjusted for multi-year premiums and a specialty reinsurance assumed ("SRA") contract rewritten in 1997 as illustrated in Table III, would have decreased by 8.1%. This decline was the result of a decrease in premiums written, on an adjusted basis, as shown in Table II, in the general and professional liability lines. All other product lines have either experienced modest growth or have remained relatively unchanged.

     Table II presents the split of gross premiums written by X.L. Insurance Company, Ltd. ("X.L."), X.L. Europe Insurance ("X.L.E.") and X.L. Global Reinsurance Company, Ltd. ("XLGRe") adjusted for the effects of multi-year premiums (U.S. dollars in thousands):

Table II
--------

                                                         For the Three months Ended May 31,
                                         1998                                                 1997
                                                                  (unaudited)
                                    X.L.      X.L.E.      XLGRe       Total        X.L.       X.L.E.    XLGRe      Total
General Liability                 $24,645     $15,887          -     $40,532      $41,072     $9,638         -    $50,710
Directors and Officers
 Liability                          2,512       1,054          -       3,566        3,024        919         -      3,943
Professional Liability              2,115       1,818          -       3,933        8,290      2,263         -     10,553
Employment Practices
Liability                           1,628         142          -       1,770          480          -         -        480
Property                            6,566       1,102          -       7,668        5,712        797         -      6,509
X.L. Risk Solutions                 3,844           -          -       3,844        3,316          -         -      3,316
Reinsurance Assumed                 2,156       2,003     33,172      37,331        3,500      1,103    30,764     35,367
Other (MGA)                         2,241       3,076          -       5,317            -          -         -          -
                                  _______     _______    _______    ________      _______    _______  ________   ________
Annualized premiums                45,707      25,082     33,172     103,961       65,394     14,720    30,764    110,878
Multi-year premiums                 6,171       7,656       (922)     12,905       (2,052)    (1,443)  (26,117)   (29,612)
                                  _______     _______    _______    ________      _______    _______  ________   ________
Gross Premiums Written            $51,878     $32,738    $32,250    $116,866      $63,342    $13,277  $  4,647   $ 81,266
                                  =======     =======    =======    ========      =======    =======  ========   ========

     Historically, the second quarter is the smallest of the four quarters for premiums written.

     The increase in other premiums written is the result of the Company's investment in two managing general agencies ("MGAs"), Venton Holdings Limited ("Venton") and Sovereign Risk Insurance Limited. Product lines offered by these MGAs include professional indemnity, directors and officers liability, fiduciary liability and political risk insurance. No premiums were generated by these facilities during the comparative 1997 quarter. The Venton business is heavily reinsured, primarily through Lloyds of London.

     Competitive pressures continue to affect general liability business written. The availability of insurance and reinsurance capacity with less stringent terms and low pricing has reduced the number of new business opportunities that the Company views as attractive. While business retention has been a satisfactory 82.1%, the Company's response has been to remain on programs but to increase the average attachment point of coverage. Average attachments have increased from $107.3 million during the second quarter of 1997 to $130.2 million during the second quarter of 1998.

     The drop in professional liability premiums written reflects the loss of several significant accounts during the quarter, due to less stringent terms and pricing offered by competitors.

     The declines in premium levels are also reflective of the Company's philosophy of attempting to maintain underwriting profitability even at the expense of premium volume, rather than write policies at rates and terms that the Company believes are inappropriate.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):

Table III
---------


                                                 For the three months ended May 31
                                                            (unaudited)

                                          Gross                Net                 Net
                                    Premiums   Written  Premiums   Written   Premiums    Earned
                                    1998          1997  1998          1997   1998          1997
                                    -----------------------------------------------------------
General Liability                   $ 51,749  $ 41,258   $42,302  $ 27,405   $ 44,515  $ 71,202
Directors and Officers Liability       4,511     3,564     4,511     3,564      4,804     5,449
Professional Liability                 4,810    12,252     4,810    12,252     11,049    12,935
Employment Practices Liability         1,770       480     1,188       316      2,129     1,180
Property                               6,163     9,598     4,840     7,042      5,427     5,022
X.L. Risk Solutions                    1,839     4,864     1,259     4,521      4,490     2,433
Other (MGA)                            9,615         -     6,046         -        913         -
Reinsurance Assumed                   36,409     9,250    34,250     9,250     64,460    31,596
                                    -----------------------------------------------------------
Premiums as reported                $116,866  $ 81,266   $99,206  $ 64,350   $137,787  $129,817

Multi-year premiums                  (12,905)   29,612   (10,564)   35,508          -
Adjustment for SRA contracts
 rewritten                                 -     2,197         -     2,197          -     1,762
General liability excess of loss
 reinsurance ceded                         -         -         -         -      5,625         -
                                    -----------------------------------------------------------
Adjusted Premiums                   $103,961  $113,075   $88,642  $102,055   $143,412  $131,579
                                    ===========================================================

     Net premiums written in the second quarter of 1997 were affected by the SRA contracts that were rewritten and multi-year adjustments for both periods as mentioned previously and illustrated in Table III. Other factors affecting net premiums written include the growth in employment practices liability and Venton business which are reinsured.

     The increase in net earned premiums is primarily due to the increase in reinsurance assumed during the first quarter of 1998. This related principally to the business assumed from the acquisition of GCR Holdings Limited and its subsidiary, Global Capital Reinsurance Company Ltd. in June of 1997. In addition, the Company entered into a general liability reinsurance excess of loss contract during the fourth quarter of 1997; hence there was an effect on the 1998 results, with no effect on the comparative period of the previous year.

     Table IV presents an analysis of the Company's revenues from its portfolio of investments and its investments in affiliates (U.S. dollars in thousands):



Table IV
--------

                                                 Three Months Ended
                                                       May 31,

                                          1998         1997          % Change
                                          ----         ----          --------
                                             (Unaudited)

Net investment income                   $60,452     $ 54,160          11.2%
Net realized gains                       74,541      126,313           N/M
Equity in net earnings of affiliates     19,728       15,739          25.3%
Income from other investments             4,145          -             N/M

     Net investment income has increased principally due to a larger asset base over the same quarter last year.

     Investment gains realized during the second quarter of 1997 resulted mostly from the restructuring of the Company's equity portfolio. During the second quarter of 1998, equity managers captured gains of $37.7 million. In addition, $23.4 million in derivative gains were recognized, of which $16.2 million related to two currency overlays programs on the Company's fixed income and equity portfolios, and $6.1 million relates to the Company's synthetic portfolio. A further discussion of derivative activity is provided under "Financial Condition and Liquidity".

     Equity in net earnings of affiliates increased due to Mid Ocean Limited reporting a 26.6% increase in net income in its second quarter of 1998 compared to the same period in 1997. The Company's relative share however, was lower due to its reduced ownership declining from 25.6% to 24.7%.

     Income from other investments represents a distribution from one of the Company's investments in limited partnerships.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:


Table V
-------
                                                         Three Months Ended
                                                              May 31,
                                                         1998          1997
                                                         ----          ----
                                                            (unaudited)
          Loss and loss expense ratio                    60.6%         70.4%
          Underwriting expense ratio                     26.2%         17.6%
          Combined ratio                                 86.8%         88.0%

     The decrease in the combined ratio and loss ratio reflects a change in the Company's mix of business to include more reinsurance business assumed as illustrated in Table III which portrays the changes in net earned premium quarter over quarter. Initial loss ratios tend to be lower, and the acquisition cost component of the expense ratio tends to be higher, than the Company's other lines of business. A significant component of XLGRe's business is property business. Under United States generally accepted accounting principles it is general practice not to set up catastrophe reserves. Consequently, the absence or presence of loss events on this business will instill volatility to the loss ratio.

     The increase in administration expenses as shown in the Consolidated Statement of Income reflects the acquisition of GCR Holdings Ltd. in June of 1997, and the consequent increase in the size of the Company.

     Net income was $170.6 million or $1.98 per share and $211.6 million or $2.47 per share for the quarters ended May 31, 1998 and 1997, respectively, representing a decrease of 20.2% per share. (Net income per share is presented on a diluted basis). The decrease in per share amounts is primarily due to realized investment gains of $74.5 million in the second quarter of 1998 as compared to $126.3 million for the like period of the previous year.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 1998
          -----------------------------------------------------------
                 COMPARED TO THE SIX MONTHS ENDED MAY 31, 1997
                 ---------------------------------------------

     Table I presents an analysis of the Company's underwriting revenues for the periods indicated (U.S. dollars in thousands):


Table I
-------
                                                Six Months Ended
                                                    May 31,
                                                1998        1997        % Change
                                                  (unaudited)
          Gross premiums written              $367,194    $185,616         97.8%
          Net premiums written                 316,610     141,319        124.0%
          Net premiums earned                  277,669     249,654         11.2%

     In addition to annual policies, gross premiums are also affected by the level of multi-year policies written or cancelled in any given period. Gross premiums written adjusted for the multi-year premiums and the SRA contracts rewritten in the first six months of 1997, as illustrated in Table III, increased by 47.7%. This was primarily the result of reinsurance business acquired from the former Global Capital Reinsurance Company Ltd. ("GCR") in June of 1997, accordingly no comparative financial information is included for the 1997 period. Further discussion is provided on these changes following Table II.

     Table II presents the split of gross premiums written by X.L, X.L.E and XLGRe for the periods for the periods indicated, adjusted for the effects of multi-year premiums (U.S. dollars in thousands):

Table II
--------
                                                        For the Six months Ended May 31,
                                               1998                                         1997
                                                                   (unaudited)
                               X.L.     X.L.E.     XLGRe      Total      X.L.        X.L.E.     XLGRe       Total
General Liability            $ 84,407   $34,518   $      -   $118,925    $114,983    $ 26,401  $      -     $141,384
Directors and Officers                                   -
Liability                       6,687     1,473          -      8,160       6,982       1,310         -        8,292
Professional Liability          4,551     3,372          -      7,923      12,087       3,458         -       15,545
Employment Practices
Liability                       5,985       142          -      6,127       4,729           -         -        4,729
Property                       13,272     2,360          -     15,632      10,044       1,778         -       11,822
Risk Solutions                  7,632       887          -      8,519       6,576           -         -        6,576
Reinsurance Assumed             2,645     2,839    186,432    191,916       8,968       5,798    42,822       57,588
Other (MGA)                     4,946    13,410          -     18,356           -           -         -            -
                             --------   -------   --------   --------    --------     -------  --------     --------
Annualized premiums           130,125    59,001    186,432    375,558     164,369      38,745    42,822      245,936
Multi-year premiums            (9,659)    2,217       (922)    (8,364)     15,202      (2,383)  (73,139)     (60,320)
                             --------   -------   --------   --------    --------     -------  --------     --------
Gross Premiums Written       $120,466   $61,218   $185,510   $367,194    $179,571     $36,362  $(30,317)    $185,616
                             ========   =======   ========   ========    ========     =======  ========     ========

     The increase in gross premiums written on an annual basis is due largely to the increase in reinsurance premiums assumed by XLGRe. The nature of the reinsurance assumed has diversified from specialty contracts to include more traditional forms of reinsurance, including property, property catastrophe, marine and aviation. As previously mentioned, the increased volume and diversity of XLGRe reinsurance assumed is a direct result of the Company's acquisition of GCR Holdings Limited. In the first six months of 1998, that portion of the reinsurance business attributable to the GCR book of business amounted to $41.6 million of gross written premiums. Unlike primary insurance, the full reinsurance premium is often estimated at the inception of the contract based upon information provided by clients. Any subsequent premium adjustments are recognized in the period in which they are determined. A significant component of this business is written on January 1 and therefore it is inappropriate to use the first six months premiums as an indication for business to be assumed in subsequent quarters.

     Also included in reinsurance premiums assumed are $16.1 million of premiums written by XLGRe's majority-owned subsidiary Latin American Reinsurance Company, Ltd. ("LAR"). LAR was formed in the fourth quarter of 1997 and provides predominantly property reinsurance to the Latin American market. LAR commenced writing business in the first fiscal quarter of 1998.

     Reinsurance assumed by X.L.E. in 1997 mostly relates to one marine oil pollution program. The decline in premiums in the first six months of 1998 reflects changes in X.L.E.'s participation from a quota share to an excess of loss basis. The comparable 1997 period reflects the run off of the initial program.

     X.L. Risk Solutions is a coordinated effort with CIGNA Property and Casualty ("CIGNA") to provide combined limits of capacity for two or more of X.L.'s stand alone product lines over three or more years. In addition, X.L. provides combined property capacity coverage with CIGNA in certain circumstances which is reflected in the property line. It should be noted that, while this combined capacity provided modest growth to annual gross premiums written in the first six months, the cession of CIGNA's share of limits can reduce net premiums written and earned.

     During 1997, the Company invested in two managing general agencies ("MGA's"), Venton Holdings Limited and Sovereign Risk Insurance Limited. These have started contributing to premiums written in the first six months of 1998. Product lines offered by these MGA's include professional indemnity, directors and officers liability, fiduciary liability and political risk insurance.

     Property insurance premiums written increased in the first six months of 1998 compared to the comparable quarter in 1997 due to X.L.'s decision to begin writing property insurance on a quota share basis as well as an excess of loss basis.

     Employment practices liability represents the final area of growth in the first six months.

     General liability insurance results continue to reflect competitive pressures sustained, directly or indirectly, by the availability of insurance and reinsurance capacity with less stringent terms and pricing. As a consequence, while business retention for this product line at 83.3% has been good, relative to market conditions, new business opportunities that the Company views as attractive have been limited. The Company's response has been to remain on programs but to increase the average attachment point of coverage. Average attachments for the six months ended May 31, 1998 and 1997 were $146.2 million and $119.8 million, respectively.

     Professional liability reflects the loss of several significant accounts due to less stringent terms and lower pricing offered by competitors.

     Table III presents certain underwriting information with respect to the business written by the Company for the periods indicated (U.S. dollars in thousands):

Table III
---------

                                                                    Six Months Ended May 31
                                                                         (Unaudited)

                                                  Gross                        Net                        Net
                                             Premiums Written            Premiums Written          Premiums Earned
                                          1998              1997       1998            1997       1998           1997

General liability                         $106,167       $135,997      $82,770      $98,825     $95,117      $146,627
Directors and officers liability            10,851          8,848       10,851        8,848       9,638        10,953
Professional liability                       8,022         19,096        8,022       19,096      22,264        25,442
Employment practices liability               6,668          4,729        4,326        2,919       4,079         2,001
Property                                    11,711         19,078        8,831       15,248      10,716        10,343
X.L. Risk solutions                          3,835         13,419        3,303       11,934       7,739         4,104
Other (MGA)                                 28,968              -       16,055            -       1,474             -
Reinsurance assumed                        190,972        (15,551)     182,452      (15,551)    126,642        50,184
                                          ---------------------------------------------------------------------------
Premiums as reported                       367,194        185,616      316,610      141,319     277,669       249,654
Multi year premiums                          8,364         60,320        8,243       77,268           -             -
Adjustment for SRA contracts
    Rewritten                                    -          8,377            -        8,377           -         9,491
General liability excess of loss
    Reinsurance ceded                            -              -            -            -      11,250             -
                                          ---------------------------------------------------------------------------
Adjusted Premiums                         $375,558       $254,313     $324,853     $226,964    $288,919      $259,145
                                          ===========================================================================

     Net premiums written in the first six months of 1997 were affected by the SRA contracts that were rewritten and multi-year adjustments as mentioned previously and illustrated in Table III. Other factors affecting net premiums written include the growth in employment practices liability and Venton business, which are reinsured.

     The increase in net earned premiums is primarily due to the increase in reinsurance assumed during the first six months of 1998. This related principally to the business assumed from the acquisition of GCR Holdings Limited and its subsidiary, Global Capital Reinsurance Company Ltd. in June of 1997. In addition, the Company entered into a general liability reinsurance excess of loss contract during the fourth quarter of 1997; hence there was an effect on the 1998 results, with no effect on the comparative period of the previous year.

     Table IV presents an analysis of The Company's revenues from its portfolio of investments and its investment in affiliates (U.S. dollars in thousands):

Table IV
--------
                                                    Six Months Ended
                                                         May 31,
                                                   1998           1997          % Change
                                                   ----           ----          --------
                                                       (unaudited)
          Net investment income                  $117,980       $105,717           11.6%
          Net realized gains                      137,492        158,926            N/M
          Equity in net earnings of affiliate      34,935         28,894           20.9%
          Income from other investments             4,145           -               N/M

     Net investment income has increased principally due to a larger asset base over the same period last year.

     The stock market reached historic highs during the six months ended May 31, 1998. Equity managers, taking advantage of market conditions, realized $70.6 million in gains. In addition, $44.1 million in derivative gains were recognized in the period of which $10.2 million related to the Company's foreign currency overlay programs on its fixed income and equity portfolios, and $22.9 million relates to the Company's synthetic portfolio. A further discussion of derivative activity is provided under "Financial Condition and Liquidity". During the second quarter of 1997, the equity portfolio was restructured. Total gains realized by the equity managers during the six month period ended May 31, 1997 was $170 million of which $26.3 million were gains realized by a synthetic equity portfolio.

     Equity in net earnings of affiliates increased due to Mid Ocean Limited reporting a 24.8% increase in net income in its first six months of 1998 compared to the same period in 1997. The Company's relative share however was lower due to its reduced ownership declining from 25.6% to 24.7%

     Income from other investments represents a distribution from one of the Company's investments in limited partnerships.

     Table V sets forth the Company's combined ratios and the components thereof for the periods indicated using U.S. generally accepted accounting principles:


Table V
--------

                                                Six Months Ended
                                                     May 31,
                                                1998        1997
                                                ----        ----
                                                   (unaudited)
          Loss and loss expense ratio           59.5%      70.6%
          Underwriting expense ratio            24.4%      17.8%
          Combined ratio                        83.9%      88.4%

     The decrease in the combined ratio and loss ratio reflects a change in the Company's mix of business to include more reinsurance business assumed as illustrated in Table III which portrays the changes in net earned premium quarter over quarter. A significant component of XLGRe's business is property business. Under United States generally accepted accounting principles, it is general practice not to set up catastrophe reserves. Consequently, the absence or presence of loss events on this business will instill volatility to the loss ratio.

     The increase in administration expenses as shown in the Consolidated Statement of Income reflects the acquisition of GCR Holdings Ltd. in June of 1997, and the consequent increase in the size of the Company.

     Net income was $326.0 million or $3.78 per share and $319.7 million or $3.68 per share for the six months ended May 31, 1998 and 1997, respectively, representing an increase of 2.7% per share. (Net income per share is presented on a diluted basis). Capital gains were $137.5 million and $158.9 million for the first six months of 1998 and 1997, respectively.

Financial Condition and Liquidity

     As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which are limited to accumulated net realized profits, the Company's principal subsidiary, X.L., must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At May 31, 1998, X.L. could have paid dividends in the amount of approximately $1.8 billion. Neither the Company nor any of its material subsidiaries other than X.L. and XLGRe had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at May 31, 1998 was $2.8 billion, of which $2.3 billion was retained earnings.

     At May 31, 1998, total investments and cash net of the unsettled investments trades were $4.5 billion, compared to $4.3 billion at November 30, 1997. The Company's fixed income investments (including short-term investments and cash equivalents) at May 31, 1998 represented approximately 78% of invested assets and were managed by several outside investment management firms with different strategies. Approximately 90% of fixed income securities are of investment grade, and approximately 64.4% of the portfolio is in U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities rated Aa or AA or better by a nationally recognized rating agency. Cash and cash equivalents net of pending investment trades was $101.4 million at May 31, 1998, compared to $12.3 million at November 30, 1997.

     In fiscal 1997 and in fiscal 1998 through May 31, the total amount of losses paid by the Company was $267.2 million and $105.1 million, respectively.

     Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a ratio of net premiums written to statutory capital and surplus of not greater than 3 to 1, with a lower ratio considered to be more prudent for a company that insures the types of exposures written by X.L. X.L. maintained a ratio of 0.5 to 1 (calculated on an annualized basis) for the six months ended May 31, 1997 and 0.4 to 1 for the year ended November 30, 1997.

     The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company's subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

Corporate

     On June 11, 1997, the Company obtained two revolving lines of credit in the amount of $250 million each, one for 364 days and the other for 5 years. The one year facility has been extended for another year. These facilities are provided by a syndicate of banks to facilitate strategic acquisitions and to supplement operational cash flow. The weighted average interest rate on the funds borrowed during the period was 5.846%. The balance of the loans outstanding under the bank facilities at May 31, 1998 is comprised of two amounts: $80 million which was extended for an additional two months at its due date on June 12, 1998 and $35 million which was repaid on June 15, 1998.

     The Company entered into an Agreement and Scheme of Arrangement dated as of March 16, 1998, as amended and restated on April 28, 1998, and further amended on June 26, 1998 (the "Agreement"), pursuant to which each of the Company and

Mid Ocean will become subsidiaries of a newly formed Cayman Islands corporation (which will change its name to "EXEL Limited") ("NEW EXEL") pursuant to a Scheme of Arrangement between the Company and its shareholders (the "EXEL Arrangement") and a Scheme of Arrangement between Mid Ocean and its shareholders other than EXEL (the "Mid Ocean Arrangement", and together with the EXEL Arrangement, the "Arrangements"). Under the terms of the EXEL Arrangement, shareholders of EXEL will be allotted and issued one share of NEW EXEL for each share of EXEL that they own on the effective date, subject to the cash election rights described below. Under the terms of the Mid Ocean Arrangement, shareholders of Mid Ocean other than EXEL will be allotted and issued 1.0215 shares of NEW EXEL for each share of Mid Ocean that they own on the effective date, subject to the cash election rights described below.

     Under the Arrangements, shareholders of EXEL and Mid Ocean will have an opportunity to elect to receive cash in lieu of shares in NEW EXEL, up to a maximum of $300 million in the aggregate. If more than that amount is elected, $204 million of the cash will be made available to shareholders of EXEL and $96 million will be made available to shareholders of Mid Ocean, on a pro rata basis within each group of shareholders. If the cash pool available to either group of shareholders is not exhausted by cash elections within such group, the excess cash shall be made available for the other group of shareholders. The Company expects New EXEL to utilize the existing credit facilities of the Company to fund any cash elections made under the Arrangements up to $300 million.

     On March 13, 1998 the Board of Directors of the Company authorized the repurchase of $500 million of its shares, which will be reduced by the amount of any cash elections made under the Arrangements. The Company has purchased approximately 193,000 shares during the quarter ending May 31, 1998 at a cost of $14.3 million.

     On February 27, 1998 the Company obtained a $500 million letter of credit facility from a syndicate of banks, led by Mellon, which is secured against the Company's investment portfolio. This facility is used to collateralize reinsureds' technical reserves with the Company. The Company has letters of credit outstanding at May 31, 1998 in the amounts of $203.3 million and 11.2 million.

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

Foreign Currency Risk Management

     The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At May 31, 1998, the Company had, as hedges, foreign contracts for the sale of $62.4 million and the purchase of $35.0 million of foreign currencies at fixed rates, primarily Japanese Yen (38% of net contract value), German Marks (28%) Finnish Markka (27%), Danish Kroner (4%) and Netherlands Guilders (2%). The market value of non-U.S. dollar fixed maturities held by the Company as at May 31, 1998 was $26.9 million.

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at May 31, 1998, unrealized deferred gains amounted to $1.1 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at May 31, 1998, realized deferred gains amounted to $7.8 million.

     The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its remaining non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designated as specific hedges and, therefore, realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At May 31, 1998, the Company had forward contracts outstanding of $341.8 million with unrealized gains of $20.5 million. Gains of $10.2 million were realized during the six month period. Based on the value of forward contracts outstanding, a 10% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at May 31, 1998 would have resulted in approximately $50.1 million in unrealized gains and $15.2 million in unrealized losses, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur.

     At May 31, 1998, the Company had $0.8 million of such contracts outstanding, and had recognized a total of $0.6 million in realized and unrealized losses for the six-month period. Based on this value, a 10% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at May 31, 1998 would have had no material effect on income.

Non Hedging Financial Instruments

     The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at May 31, 1998, the portfolio held $202.5 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $203.2 million. Based on this value, by definition a 10% increase or decrease in the price of these futures would have resulted in exposure of $222.8 million and $182.3 million respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the six months ended May 31, 1998, net realized gains from index future totaled $22.8 million as a result of the 15.1% increase in the S&P Index during the six month period.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At May 31, 1998, bond and stock index futures outstanding were $236.3 million, with underlying investments having a market value of $2.1 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $23.6 million, respectively.

Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This standard is expected to have a minimal impact on the Company's financial statements and disclosures.

     FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not determined the impact of the adoption of this new accounting standard on its financial statements and disclosures.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis-Results of Operations for the Three Months Ended May 31, 1998 Compared to the Three Months Ended May 31, 1997" and "- Results of Operations for the Six Months Ended May 31, 1998 Compared to the Six Months Ended May 31, 1997" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the potential material adverse affect on the Company's operating results and financial condition stemming from the absence of reserves in respect of all or a portion of its property reinsurance business assumed;
(ii) "Management's Discussion and Analysis - Corporate" concerning the Company's expectation that New EXEL will utilize the Company's existing credit facilities to fund any cash elections under the Arrangements up to $300 million and the impact of such cash elections on the Company's share repurchase program; (iii) "Management's Discussion and Analysis-Financial Risk Management", "-Foreign Currency Risk Management" and "-Non Hedging Financial Instruments" concerning the potential effects of certain events on the Company's portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments (iv)

Management's Discussion and Analysis-Current Outlook" concerning the current outlook for rates and particular product lines; (v) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (vi) variations of the foregoing statements wherever they appear in this Quarterly Report.

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

     The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, the Company intends to avail of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                                 EXEL LIMITED
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation in the normal course of its business. Although most of its policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of May 31, 1998, the Company was not a party to any material litigation other than as routinely encountered in claims activity.

     EXEL, Mid Ocean and the directors of Mid Ocean have been named as defendants in a purported class action lawsuit (the "Shareholder Action") filed in connection with the proposed Arrangements in the Supreme Court, County of New York, State of New York, Harbor Finance Partners v. Newhouse, et al., C.A. No. 1998/601266. The Shareholder Action alleges that the defendants breached their judiciary duties to the Mid Ocean shareholders by failing to exercise independent business judgment (due to their alleged conflict of interest) and by agreeing to sell Mid Ocean at an unfair and inadequate price. The Shareholder Action is brought on behalf of a purported class of persons consisting of Mid Ocean shareholders other than the defendants. As relief, the Shareholder Action seeks, among other things, an order enjoining consummation of the Arrangements, or, in the event the Arrangements are consummated, rescission of the Arrangements, and an award of compensatory damages in an unspecified amount, as well as costs including fees for plaintiff's counsel and experts' fees and expenses. On June 18, 1998, the defendants filed a motion to dismiss the Shareholder Action on the grounds that the Shareholder Action (i) failed to state a claim upon which relief may be granted under Cayman Islands law and (ii) was not brought in an appropriate forum (forum non conveniens).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     At the Annual General Meeting of Shareholders held on March 31, 1998 at the Hyatt Regency Grand Cayman, Grand Cayman, Cayman Islands, British West Indies, the shareholders approved the following:

1.   To elect Class II Directors to hold office until 2001:


                                                       Votes           Votes
                                                        For*          Against*
                                                       -----         ---------
Robert V. Hatcher, Jr.                              67,285,888        312,199
Brian M. O'Hara                                     67,300,080        298,007
John T. Thornton                                    67,303,868        294,224
John Weiser                                         67,303,773        294,314

Messrs. Clements, Esposito, Rance, Gould, Heap, Loudon, Dr. Parker Senter and Dr. Thrower continue in office.

2. To appoint Coopers & Lybrand, Bermuda as independent Auditors for the fiscal year ending November 30, 1998;


                                Votes*        Votes*
                                 For          Against        Abstaining
                                ------        -------        ----------
                              67,557,202       15,416          25,469

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement and Schemes of Arrangement, dated as of March 16, 1998, by and among the Company, Exel Merger Company Ltd., and Mid Ocean, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 17, 1998.

     2.2 Agreement and Schemes of Arrangement, dated as of March 16, 1998, as amended and restated April 28, 1998, by and among the Company, Exel Merger Company Ltd., and Mid Ocean, incorporated by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K filed
          May 5, 1998.

     2.3 Support Agreement, dated as of March 16, 1998, by and among the Company, Exel Merger Company Ltd., and JP Morgan Capital Corporation, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 17, 1998.

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed on March 17, 1998, under Item 5 thereof.

     Current Report on Form 8-K filed on May 5, 1998, under Item 5 thereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EXEL LIMITED
                                         ____________
                                         (Registrant)



                                         /s/ Brian M. O'Hara
July 14, 1998                            _______________________
                                         Brian M. O'Hara
                                         President and
                                         Chief Executive Officer


                                         /s/ Robert R. Lusardi
July 14, 1998                            _______________________
                                         Robert R. Lusardi
                                         Executive Vice President and
                                         \Chief Financial Officer