Form 10-Q
period 1998-08-31
EXEL LTD
filed 1998-10-15
CIK 875159

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998


                         Commission File Number 1-10804


                                 EXEL LIMITED
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           _____Cayman Islands______                                      ______98-0191089____
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
                 organization)

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



             [X] YES                                                                   [ ] NO
----------------------------------------                             ---------------------------------------------

The number of registrant's Ordinary Shares ($0.01 par value) outstanding as of September 30, 1998 was 110,015,535 excluding 308,200 shares held in treasury.

                                 EXEL LIMITED

                              INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                        Page No.

Item 1.   Financial Statements:

          Consolidated Balance Sheets
          August 31, 1998 (unaudited) and November 30, 1997                 3

          Consolidated Statements of Income
          Three Months Ended August 31, 1998 and 1997
          (unaudited) and Nine Months Ended August 31, 1998
          and 1997 (unaudited)                                              5

          Consolidated Statements of Cash Flows
          Nine Months Ended August 31, 1998 and 1997 (unaudited)            6

          Notes to Unaudited Consolidated Financial Statements              8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                9

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.   Legal Proceedings                                                21

Item 4.   Submission of Matters to a Vote of Shareholders                  21

Item 6.   Exhibits and Reports on Form 8-K                                 21

Signatures                                                                 22


                                  EXEL LIMITED
                          CONSOLIDATED BALANCE SHEETS

                          (U.S. dollars in thousands)


                                                          August 31, 1998      November 30, 1997
                                                            (Unaudited)
                    ASSETS
Investments:
    Fixed maturities, at market value
    (amortized cost: 1998 - $4,713,217;
    1997 - $3,144,642)                                         $4,660,383          $3,196,872
    Equity securities, at market value
    (cost: 1998 - $1,097,686; 1997 - $729,888)                  1,112,022             837,827
    Short-term investments, at market value
    (amortized cost: 1998 - $321,410; 1997 - $220,138)            320,570             219,969
                                                               ----------          ----------
    Total Investments                                          $6,092,975          $4,254,668

Cash and cash equivalents                                         550,084             394,599
Investment in affiliates
(cost: 1998 - $149,106; 1997 - $336,680)                          163,395             517,396
Other investments                                                  47,310              27,244
Accrued investment income                                          62,823              48,576
Deferred acquisition costs                                        109,853              22,272
Prepaid reinsurance premiums                                      148,379             108,916
Premiums receivable                                               835,174             254,238
Reinsurance balances receivable                                   283,909             156,025
Intangible Assets                                               1,527,873             267,695
Other assets                                                      123,705              36,833
                                                               ----------          ----------
    Total Assets                                               $9,945,480          $6,088,462
                                                               ==========          ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and Minority Interest:
    Unpaid losses and loss expenses                            $3,044,304          $2,342,254
    Unearned premiums                                           1,120,119             566,911
    Premium received in advance                                    47,117              40,706
    Loans payable                                                 371,324             141,000
    Accounts payable and accrued liabilities                      116,704              40,923
    Reinsurance premiums payable                                  106,033              69,305
    Payable for investments purchased                             612,415             382,345
    Minority interest                                              27,156              25,888
                                                               ----------          ----------
    Total Liabilities and Minority Interest                    $5,445,172          $3,609,332
                                                               ----------          ----------

                                                           August 31, 1998   November 30, 1997

                                                           (Unaudited)

Contingencies

Shareholders' Equity:
Ordinary shares (par value $0.01):
 authorized, 999,990,000 shares; issued and outstanding,
 110,009,400 shares at August 31, 1998
 and 84,407,638 shares (excluding 27,594,800 shares
 held in treasury) at November 30, 1997                              1,100                 844
Contributed surplus                                              2,271,444             290,085
Net unrealized (depreciation) appreciation of investments          (15,432)            188,444
Deferred compensation                                              (15,225)            (11,362)
Retained earnings                                                2,258,421           2,011,119
                                                                ----------          ----------

Total shareholders' equity                                      $4,500,308          $2,479,130
                                                                ----------          ----------

Total liabilities and shareholders' equity                      $9,945,480          $6,088,462
                                                                ==========          ==========


See accompanying notes to Consolidated Financial Statements.

                                 EXEL LIMITED
                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)


                                                      Three Months Ended     Nine Months Ended
                                                          August 31              August 31
                                                      1998          1997     1998         1997
                                                                    (Unaudited)
Revenues:
Net premiums earned                                    $155,514    $138,034   $433,183   $387,688
Net investment income                                    70,983      56,109    188,963    161,826
Net realized gains (losses) on sale of investments       (2,837)    116,400    134,655    275,326
Equity in net earnings of affiliates                     14,604      16,219     49,539     45,113
Fee and other income                                      2,132           -      6,277          -
                                                       --------    --------   --------   --------

Total revenues                                         $240,396    $326,762   $812,617   $869,953
                                                       --------    --------   --------   --------

Expenses:
Losses and loss expenses                                 91,182      85,022    256,425    261,299
Acquisition costs                                        18,289      13,508     52,933     34,207
Administration expenses                                  35,680      13,706     68,664     36,998
Interest expense                                          2,495       4,414      6,145      4,784
Amortization of intangible assets                         6,129       2,674     12,806      2,674
                                                       --------    --------   --------   --------

Total expenses                                         $153,775    $119,324   $396,973   $339,962
                                                       --------    --------   --------   --------

Income before income tax
expenses and minority interest                           86,621     207,438    415,644    529,991
Minority Interest                                          (273)          -      1,131          -
Income tax expense                                        1,064         878      2,711      3,733
                                                       --------    --------   --------   --------

Net income                                             $ 85,830    $206,560   $411,802   $526,258
                                                       ========    ========   ========   ========

Weighted average number of ordinary shares and
ordinary share equivalents outstanding
    - Basic                                              91,337      84,378     86,868     85,356
    - Diluted                                            94,191      85,583     88,491     86,436
Net income per ordinary share
and ordinary share equivalent
    - Basic                                               $0.94       $2.45      $4.74      $6.17
    - Diluted                                             $0.91       $2.41      $4.65      $6.09
Dividends declared per share                              $0.40       $0.32      $1.20      $0.94


See accompanying notes to Consolidated Financial Statements.

                                  EXEL LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

                                                                           Nine Months Ended August 31,
                                                                              1998             1997
                                                                           -----------      -----------
                                                                                   (Unaudited)
Cash flows from operating activities
     Net income for the period before minority interest                    $   412,933      $   526,258
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Net realized gains on sale of investments                                (134,655)        (275,326)
     Amortization of premium on fixed maturities                                (4,820)            (830)
     Amortization of deferred compensation                                       3,382            2,392
     Amortization of intangible assets                                          12,806            2,674
     Equity in earnings of affiliates net of dividends
        received and consolidation adjustments                                 (24,143)         (24,691)
     Unpaid losses and loss expenses                                           101,640          137,689
     Unearned premiums                                                          92,461         (122,275)
     Premiums received in advance                                                6,411           24,651
     Deferred acquisition costs                                                (15,720)           8,072
     Prepaid reinsurance premiums                                               (4,021)         (14,672)
     Premiums receivable                                                      (124,283)         118,925
     Reinsurance balances receivable                                           (39,865)         (46,910)
     Reinsurance premiums payable                                              (14,497)           9,802
     Accrued investment income                                                   7,567           12,003
     Accounts payable and accrued liabilities                                     (931)          (9,264)
                                                                           -----------      -----------
          Total adjustments                                                   (138,668)        (177,760)
                                                                           -----------      -----------
     Net cash provided by operating activities                                 274,265          348,498
                                                                           -----------      -----------
Cash flows provided by (used in) investing activities:
     Proceeds from sale of fixed maturities and short-term
       investments                                                           8,744,147        7,961,487
     Proceeds from redemption of fixed maturities and short-term
       investments                                                             412,625           79,220
     Proceeds from sale of equity securities                                   647,073          967,410
     Purchases of fixed maturities and short-term investments               (9,082,789)      (7,543,708)
     Purchases of equity securities                                           (705,063)        (836,513)
     Deferred losses on forward hedge contracts                                 (3,656)           2,067
     Investment in affiliates                                                  (27,221)         (18,397)
     Purchase of GCR Holdings Limited                                                -         (656,282)
     Cash received in purchase of Mid Ocean Limited                            137,483                -
     Other investments                                                          (4,105)             622
     Other assets                                                              (30,904)          (3,337)
                                                                           -----------      -----------
     Net cash provided by (used in) investing activities                        87,590          (47,431)
                                                                           -----------      -----------

                                       7

                                                    Nine Months Ended August 31,
                                                        1998            1997
                                                  --------------  --------------
                                                           (Unaudited)
Cash flow used in financing activities:
 Dividends paid                                        (101,469)        (81,587)
 Issuance of shares                                         501             355
 Proceeds from exercise of options                        5,906           5,793
 Repurchase of treasury shares                         (331,308)       (139,231)
 Proceeds from loans                                    570,000         460,000
 Repayment of loans                                    (350,000)       (300,000)
                                                      ---------       ---------
 Net cash used in financing activities                 (206,370)        (54,670)
                                                      ---------       ---------
Increase in cash and cash equivalents                   155,485         246,397
Cash and cash equivalents - beginning of period       $ 394,599       $ 252,734
                                                      ---------       ---------
Cash and cash equivalents - end of period             $ 550,084       $ 499,131
                                                      ---------       =========
Taxes paid                                            $   4,127       $   2,589
                                                      =========       =========


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

     All per share amounts are based on the weighted average number of shares calculated in accordance with SFAS No. 128. This statement replaces APB Opinion No. 15 for computing earnings per share by replacing primary earnings per share with basic earnings per share and by altering the calculation of diluted earnings per share which replaces fully diluted earnings per share. Prior period per share amounts have been restated to reflect this.



2.   BUSINESS COMBINATION

     At a class meeting held on August 3, 1998, the shareholders of the Company approved a Scheme of Arrangement (the "EXEL Arrangement") pursuant to section 85 of the Companies Law (1995 Revision) of the Cayman Islands under which EXEL became a wholly-owned subsidiary of EXEL Merger Company, which has since been renamed "EXEL Limited" ("New EXEL"), an exempted limited liability company incorporated under the laws of the Cayman Islands. At separate class meetings held on the same date, the shareholders of Mid Ocean Limited ("Mid Ocean") approved a similar Scheme of Arrangement (the "Mid Ocean Arrangement" and, together with the EXEL Arrangement, the "Arrangements") pursuant to section 85 of the Companies Law (1995 Revision) of the Cayman Islands under which Mid Ocean became a wholly-owned subsidiary of New EXEL. Under the terms of the EXEL Arrangement and, subject to the cash election rights described below, each outstanding share of the Company was allotted and issued one share in New EXEL. Under the terms of the Mid Ocean Arrangement and, subject to the cash election rights described below, each outstanding share of the Mid Ocean was allotted and issued 1.0215 shares in New EXEL. Under the Arrangements, shareholders of EXEL and Mid Ocean had the opportunity to elect to receive cash in lieu of shares in New EXEL up to a maximum of $300 million in the aggregate. As this election was oversubscribed, $204 million was made available to shareholders of EXEL and $96 million was allotted to shareholders of Mid Ocean.

     The Arrangements have been accounted for as a purchase under U.S. generally accepted accounting principles and, as such, the consolidated financial statements include the financial statements of Mid Ocean effective August 1, 1998, which has been deemed the closing date of the transactions for accounting purposes. The purchase price amounted to $2.2 billion of which $0.9 billion represented the fair value of Mid Ocean's net assets not already owned by the Company with the balance of $1.3 billion representing goodwill which is being amortized over 40 years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Results of Operations for the Three Months Ended August 31, 1998
       ----------------------------------------------------------------
              Compared to the Three Months Ended August 31, 1997
              --------------------------------------------------


     The following table presents an analysis of the Company's revenues for the periods indicated (U.S. dollars in thousands):

                                                          For the Three Months Ended
                                                                  August 31,
                                                                  (unaudited)
                                                           1998                1997              % Change
                                                      --------------      -------------        -------------
Net earned premiums                                      $155,514            $138,034               12.7%
Net investment income                                      70,983              56,109               26.5%
Realized (losses) gains                                    (2,837)            116,400                N/M
Equity in net earnings of affiliates                       14,604              16,219              (11.2%)
Fee and other income                                        2,132                   -                N/M


     The quarter ended 1998 includes Mid Ocean Limited's ("Mid Ocean") equitized earnings through July 31, and thereafter accounts for Mid Ocean's results on a consolidated basis. In addition, the comparative quarter for 1997 only includes two and a half months of the company formerly known as Global Capital Reinsurance Company Limited (which was amalgamated in June 1997 with X.L. Reinsurance Company, Ltd. to form X.L. Global Reinsurance Company, Ltd.).

     The following table reflects the business segmentation of the underwriting revenues for the periods indicated (U.S. dollars in thousands):

                                                           For the Three Months Ended August 31,
                                            Gross                           Net                             Net
                                      Premiums Written               Premiums Written                 Premiums Earned
                                     1998           1997           1998             1997           1998            1997
                                                                          (unaudited)
Insurance Operations
 General liability                  $ 55,589       $ 68,965       $ 45,131        $ 52,261        $ 47,098         $ 58,031
 Other liability                      96,729         37,950         94,146          33,466          25,531           23,185
 Property                             17,506         12,055         10,714           8,816           4,958            5,717
 Specialty                             5,432              -          4,889               -           1,145                -
Reinsurance Operations
 Property Catastrophe                 13,138            170          6,150            (440)         29,907           18,332
 Other Property                          554          1,852           (132)          1,851           5,421            4,948
 Marine & Energy                       4,647          1,291          3,879           1,291           8,846            5,998
 Aviation & Satellite                  4,684         10,768          4,684          10,768           7,933            9,325
 Specialty liability & other          33,957          1,409         33,957           1,410          23,858           12,498
Lloyds' Syndicates                    11,573              -          5,106               -             817                -
                                    --------       --------       --------        --------        --------         --------
                                     243,809        134,460        208,524         109,423         155,514          138,034

Multi-year premiums                  (12,905)        44,157        (10,564)         45,423               -            2,168
                                    --------       --------       --------        --------        --------         --------
Annualized premiums                 $230,904       $178,617       $197,960        $154,846        $155,514         $140,202
                                    --------       --------       --------        --------        --------         --------

     In general liability, the Company continues to experience high levels of competition, particularly on a price basis, although business retention has remained in excess of 80%. The Company's response has been to move to higher attachment levels which results in lower premiums as the Company moves further away from the risk. As at August 31, 1998, the average limits for general liability was $83.4 million in excess of a $126.2 million attachment point as compared to an average limit of $83.2 million in excess of a $93.5 million attachment point for the comparable date in 1997.

     Other liability, which primarily includes professional product lines, increased significantly primarily as a result of several tailored multi-year programs written in the quarter. These transactions tend to be complicated in nature and often take a significant period of time to structure, thus premiums written in any given quarter may not be representative of future quarters and/or may be irregular in nature.

     Specialty liability premiums includes primarily political risk insurance underwritten by an affiliated company, Sovereign Risk Insurance Limited, which did not exist for the comparable quarter in 1997.

     The reinsurance operations were impacted by the acquisition of Mid Ocean and GCR Holdings Limited ("GCR") and their wholly owned reinsurance subsidiaries in the third fiscal quarter of 1998 and 1997, respectively, thus making quarterly comparisons not particularly relevant. Property catastrophe premiums reflect business written primarily by X.L. Global Re prior to its amalgamation with Mid Ocean, while specialty liability reinsurance related primarily to tailored programs written by X.L. Insurance Company, Ltd.

     Premiums written by the Lloyd's syndicates relate solely to the Company's interest in Venton Insurance Limited ("Venton"). The Company's interest in the Brockbank Group plc ("Brockbank"), which manages several Lloyd's syndicates and was acquired as part of the Mid Ocean transaction, is not reflected in these results. Brockbank reports on a calendar quarter basis, two months in arrears of the Company's reporting calendar. The sale of Venton is expected to be completed in the fourth quarter of 1998. Accordingly, future earnings from the Lloyd's segment will be totally attributable to Brockbank.

                                    For the Three Months Ended
                                            August 31,
                                            (unaudited)
                                1998         1997        % Change
                             ----------   ----------   -----------
Net investment income           $70,983     $ 56,109          26.5%
Realized (losses) gains          (2,837)     116,400           N/M

    The growth in net investment income reflects the increase in the Company's investable assets over the previous year, due primarily to the acquisition of Mid Ocean during the third quarter of 1998 and the Company's positive operational cash flow.

    The change in realized gains in the third quarter of 1998 primarily reflects the general decline of the stock market in August. Of the loss, $28 million was realized from the mark to market of the Company's synthetic equity index portfolio partially offset by $25 million in net gains realized from equity and fixed income securities. This portfolio is discussed further under "Financial Condition and Liquidity--Non Hedging Financial Instruments".


                                               For the Three Months Ended
                                                       August 31,
                                                      (unaudited)
                                           1998           1997         % Change
                                        ----------     ----------    -----------
Equity in net earnings of affiliates       $14,604        $16,219        (11.2%)
Fee and other income                         2,132             --          N/M

     Equity earnings in affiliates is represented largely by Mid Ocean. The third quarter of 1998 is the last reported quarter that the Company will be showing equitized earnings for Mid Ocean. Subsequent earnings will be wholly consolidated. Mid Ocean had higher comparative net earnings in the third quarter of 1997.

     Fee and other income reflects the Company's increased efforts to create innovative underwriting solutions with the Company being partially compensated for the deal origination and design.

     The following table represents an analysis of the Company's loss and loss expense ratio, its underwriting expense ratio and combined ratio.

                                 Three Months Ended August 31,
                                         (unaudited)
                                   1998               1997
Loss and loss expense ratio        58.6%              61.6%
Underwriting expense ratio         23.5%              19.7%
Combined ratio                     82.1%              81.3%

     The decrease in the loss ratio primarily reflects the diversification of the Company's business over the past year to include a lower proportion of liability business which tends to be long-tail in nature. Loss ratios for this longer tail business can be higher but usually pay out claims over several years. The Company experienced lower losses in shorter tail lines resulting in an overall lower loss ratio. The decrease in the proportion of longer tail business will cause overall Company loss ratios to decrease in periods of low catastrophic activity. It should also be noted that the converse may also occur.

     The underwriting expense ratio excludes any interest charges associated with the Company's debt, the amortization of goodwill and one time charges incurred during the quarter associated with the realignment of the Company's reinsurance operations which are discussed further below.

    The increase in the expense ratio is consistent with the Company's mix of business moving towards more reinsurance. This business typically has higher costs associated with the acquisition of the business as compared to insurance.


                                                                             Three Months Ended August 31,
                                                                                     (unaudited)
                                                                            1998                     1997
Net income                                                                 $ 85,830                  $206,560
Net income per share and share equivalent (diluted)                        $   0.91                  $   2.41
Net income excluding realized investment (losses) gains, the
 amortization of intangible assets and one time alignment charges          $112,256                  $ 92,834
Net income per share on an adjusted basis                                  $   1.19                  $   1.08

    The decrease in net income is primarily due to the Company realizing investment losses of $2.8 million compared to gains of $116.4 million for the quarters ended August 31, 1998 and 1997, respectively, as well as amortization of intangible assets which amounted to $6.1 million in the 1998 quarter as compared to $2.7 million in the 1997 quarter. In addition, the Company incurred one time charges of $17.5 million during the quarter associated with the realignment of the Company's reinsurance operations. This included the conversion of the Company's reinsurance systems to that of Mid Ocean, the write off of leasehold improvements due to the closure of the Company's reinsurance offices and the severance of some of the Company's employees.

    The Company and Mid Ocean had a one month difference in fiscal years and to bring the two in line, net income for the third quarter includes one month of the consolidated results of Mid Ocean excluding any contribution from Brockbank. In addition, a full quarter of equitized earnings of Mid Ocean was included. Although an additional month's results were included in the quarter, there was no impact on per share earnings due to the dilutive effect of the additional Company shares issued when Mid Ocean was acquired.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations for the Nine Months Ended August 31, 1998
        ---------------------------------------------------------------
               Compared to the Nine Months Ended August 31, 1997
               -------------------------------------------------


     The following table presents an analysis of the Company's revenues for the periods indicated (U.S. dollars in thousands):


                                                                For the Nine Months Ended
                                                                       August 31,
                                                                       (unaudited)
                                                                1998                1997                 % Change
                                                              --------            --------               --------
Net earned premiums                                           $433,183            $387,688                  11.2%
Net investment income                                          188,963             161,826                  16.8%
Realized (losses) gains                                        134,655             275,326                   N/M
Equity in net earnings of affiliates                            49,539              45,113                   9.8%
Fee and other income                                             6,277                   -                   N/M


     The nine months ended 1998 includes Mid Ocean's equitized earnings through July 31 and thereafter accounts for Mid Ocean's results on a consolidated basis (excluding Brockbank). In addition, the comparative period for 1997 only includes two and a half months of the company formerly known as Global Capital Reinsurance Company Limited (which was amalgamated in June 1997 with X.L. Reinsurance Company, Ltd. to form X.L. Global Reinsurance Company, Ltd.).

     The following table reflects the business segmentation of the underwriting revenues for the periods indicated (U.S. Dollars in thousands):

                                                              For the Nine Months Ended August 31
                                              Gross                           Net                             Net
                                        Premiums Written                Premiums Written                Premiums Earned
                                        1998        1997                1998        1997                1998       1997
                                                                          (unaudited)
Insurance Operations
 General liability                  $161,756       $204,962        $127,901        $151,086        $142,215         $204,658
 Other liability                     126,105         84,042         120,648          76,263          69,251           65,685
 Property                             29,217         31,133          20,799          24,064          18,182           16,060
 Specialty                            20,990              -          18,838               -           2,373                -
Reinsurance Operations
 Property Catastrophe                 83,069        (77,948)         72,324         (78,558)         86,504           18,406
 Other Property                       34,850         17,106          28,108          17,106          13,078            9,520
 Marine & Energy                      17,641         15,683          16,912          15,683          12,345           14,805
 Aviation & Satellite                 41,449         24,499          41,449          24,499          28,839           23,462
 Specialty liability & other          70,943         20,599          70,943          20,599          59,334           35,092
Lloyds' Syndicates                    24,983              -           7,212               -           1,062                -
                                    --------       --------        --------        --------        --------         --------
                                     611,003        320,076         525,134         250,742         433,183          387,688

Multi-year premiums                  (30,695)       112,854         (29,521)        131,068               -            7,361
                                    --------       --------        --------        --------        --------         --------
Annualized premiums                 $580,308       $432,930        $495,613        $381,810        $433,183         $395,049
                                    ========       ========        ========        ========        ========         ========

        In general liability, the Company continues to experience high levels of competition, particularly on a price basis, although business retention has remained in excess of 80%. The Company's response has been to move to higher attachment levels which results in lower premiums as the Company moves further away from the risk. As at August 31, 1998, the average limits for general liability was $83.4 million in excess of $126.2 million attachment point as compared to an average limit of $83.2 million in excess of a $93.5 million attachment point for the comparable date in 1997.

        Other liability, which primarily includes professional product lines, increased significantly primarily as a result of several tailored multi-year programs written in 1998. These transactions tend to be complicated in nature and often take a significant period of time to structure, thus premiums written in any given quarter may not be representative of future periods and/or may be irregular in nature.


        Specialty liability premiums includes primary political risk insurance underwritten by an affiliated company, Sovereign Risk Insurance Limited, which did not exist for the comparable period in 1997.

        The reinsurance operations were impacted by the acquisition of Mid Ocean and GCR and their wholly owned reinsurance subsidiaries in the third fiscal quarter of 1998 and 1997, respectively, thus making comparison not particularly relevant. Property catastrophe premiums reflect business written primarily by X.L. Global Re prior to its amalgamation with Mid Ocean, while specialty liability reinsurance related primarily to tailored programs written by X.L. Insurance Company, Ltd. Gross premiums written and net premiums earned for this line were negative in 1997 as a result of several multi-year loss sensitive policies with significant premiums which were reversed when it became apparent that the intent of reinsureds was to cancel and rewrite these contracts after one year when they are loss free.

        Premiums written by the Lloyd's syndicates relate solely to the Company's interest in Venton. The Company's interest in Brockbank, which manages several Lloyd's syndicates and was acquired as part of the Mid Ocean transaction, is not reflected in these results. Brockbank reports on a calendar quarter basis, two months in arrears of the Company's reporting calendar. The sale of Venton is expected to be completed in the fourth quarter of 1998. Accordingly, future earnings from the Lloyd's segment will be totally attributable to Brockbank.

                           For the Nine Months Ended
                                  August 31,
                                  (unaudited)

                               1998             1997           % Change
                           ------------     ------------     ------------
Net investment income        $188,963         $161,826          16.8%
Realized (losses) gains       134,655          275,326           N/M

     The growth in net investment income reflects the increase in the Company's investable assets over the previous year, due primarily to the acquisition of Mid Ocean during the third quarter of 1998 and the Company's positive operational cash flow.

     The investment portfolio was significantly restructured during the nine month period ended August 31, 1997 resulting in the realization of investment gains. The nine month period ended August 31, 1998 saw the investment markets reach record highs and then decline during July and August. The consequence of these changes saw the Company's investment managers capture gains in the earlier part of the period offset to a limited degree by some losses realized in the latter part of the period.

                           For the Nine Months Ended
                                  August 31,
                                  (unaudited)

                               1998             1997           % Change
                           ------------     ------------     ------------
Equity in net earnings of
 affiliates                   $49,539          $45,113            9.8%
Fee and other income            6,277                -             N/M

     Equity earnings in affiliates is represented largely by Mid Ocean. The third quarter of 1998 is the last reported quarter that the Company will be showing equitized earnings for Mid Ocean. Subsequent earnings will be wholly consolidated.

     Fee and other income reflects the Company's increased efforts to create innovative underwriting solutions with the Company being partially compensated for the deal origination and design. Also included in this item are some income distributions from the Company's other investments in limited partnerships.

     The following table represents an analysis of the Company's loss and loss expense ratio, its underwriting expense ratio and combined ratio.

                                                    Nine Months Ended August 31,
                                                             (unaudited)
                                                    1998                   1997
Loss and loss expense ratio                         59.2%                  67.4%
Underwriting expense ratio                         24.0%                  18.4%
Combined ratio                                      83.2%                  85.8%

     The decrease in the loss ratio primarily reflects the diversification of the Company's business over the past year to include a lower proportion of liability business which tends to be long-tail in nature. Loss ratios for this longer tail business can be higher but usually pay out claims over several years. The Company experienced lower losses in shorter tail lines resulting in an overall lower loss ratio. The decrease in the proportion of longer tail business will cause overall Company loss ratios to decrease in periods of low catastrophic activity. It should also be noted that the converse may also occur.

     The underwriting expense ratio excludes any interest charges associated with the Company's debt, the amortization of goodwill and one time charges incurred during the period associated with the realignment of the Company's reinsurance operations which are discussed below.

    The increase in the expense ratio is consistent with the Company's mix of business moving towards more reinsurance. This business typically has higher costs associated with the acquisition of the business as compared to insurance.

                                                                Nine Months Ended August 31,
                                                                         (unaudited)
                                                                 1998                  1997
Net income                                                      $411,802            $526,258
Net income per share and share equivalent (diluted)             $   4.65            $   6.09
Net income excluding realized investment (losses)
  gains, the amortization of intangible assets and
  one time alignment charges                                    $307,413            $253,606
Net income per share on an adjusted basis                       $   3.47            $   2.93

     The decrease in net income is primarily due to the Company realizing investment gains of $134.7 million compared to $275.3 million for the nine month periods ended August 31, 1998 and 1997, respectively, as well as amortization of intangible assets which amounted to $12.8 million in the 1998 period as compared to $2.7 million in the 1997 period. In addition, the Company incurred one time charges of $17.5 million during the period associated with the realignment of the Company's reinsurance operations. This included the conversion of the Company's reinsurance systems to that of Mid Ocean, the write off of leasehold improvements due to the closure of the Company's reinsurance offices and the severance of some of the Company's employees.

     The Company and Mid Ocean had a one month difference in fiscal years and to bring the two in line, net income for the nine months ended August 31, 1998 includes one month of the consolidated results of Mid Ocean excluding any contribution from Brockbank. In addition, three full quarters of equitized earnings of Mid Ocean have been included. Although an additional month's results were included in the period, there was no impact on per share earnings due to the dilutive effect of the additional Company shares issued when Mid Ocean was acquired.

Financial Condition and Liquidity

As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. In order to pay dividends, the amount of which are limited to accumulated net realized profits, the Company's principal subsidiaries, X.L. Insurance Company, Ltd. ("X.L.") and X.L. Mid Ocean Reinsurance Company, Ltd. ("X.L. Mid Ocean"), must maintain certain minimum levels of statutory capital and surplus, solvency and liquidity pursuant to Bermuda statutes and regulations. At August 31, 1998, X.L. and X.L. Mid Ocean could have paid dividends in the amount of approximately $3.2 billion. Neither the Company nor any of its material subsidiaries other than X.L. and X.L. Mid Ocean had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at August 31, 1998 was $4.5 billion, of which $2.3 billion was retained earnings.

At August 31, 1998, total investments and cash net of the unsettled investments trades were $6.0 billion, compared to $4.3 billion at November 30, 1997. The Company's fixed income investments (including short-term investments and cash equivalents) at August 31, 1998 represented approximately 82% of invested assets and were managed by several outside investment management firms with different strategies. Approximately 86% of fixed income securities are of investment grade, and approximately 63.1% of the portfolio is in U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities rated Aa or AA or better by a nationally recognized rating agency. Cash and cash equivalents net of pending investment trades was $(62.3) million at August 31, 1998, compared to $12.3 million at November 30, 1997.

In fiscal 1997 and in fiscal 1998 through August 31, the total amount of losses paid by the Company was $267.2 million and $199.3 million, respectively.

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


Corporate

On June 11, 1997, the Company obtained two revolving lines of credit in the amount of $250 million each, one for 364 days and the other for 5 years. The one year facility has been extended for another year. These facilities are provided by a syndicate of banks to facilitate strategic acquisitions and to supplement operational cash flow. The weighted average interest rate on the funds borrowed during the period was 5.833%. The balance of the loans outstanding under the facilities as at August 31, 1998 was composed of predominantly three amounts: $250 million which was extended for an additional month at its due date on October 14, 1998 and two amounts of $50 million each which were extended for an additional month at their due dates on October 13, 1998. These borrowings were used to fund the cash elections made available to shareholders of EXEL and shareholders of Mid Ocean pursuant to the terms of the Arrangements, and to fund the Company's U.S. operations.

On March 13, 1998 the Board of Directors of the Company authorized the repurchase of $500 million of its shares. In addition to the $300 million cash election option related to the combination with Mid Ocean, the Company repurchased 423,636 shares during the first nine months of 1998 at a cost of $31.3 million.

On February 27, 1998 the Company obtained a $500 million letter of credit facility from a syndicate of banks, which is secured against the Company's investment portfolio. This facility is used to collateralize reinsureds' technical reserves with the Company. The Company has letters of credit outstanding at August 31, 1998 in the amounts of $191.0 million and (Pounds)11.2 million.

Year 2000 Considerations

In 1997, the Company initiated a project to address Year 2000 issues with respect to the Company's computer software and information technology systems as well as its non-information technology systems. The project has two distinct areas of focus assessment of the Year 2000 compliance of the Company's software, systems and technology platforms, and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by June 1999. The Company estimates that through August 31, 1998 the remediation and validation efforts are approximately 50% complete, with the costs through such date aggregating approximately $3 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows, although no assurance can be given in this regard.

The Company recognizes the potential impact of Year 2000 issues from its service providers and customers. The Company is currently communicating with its significant service providers to assess their readiness and will address compliance risks with each new significant vendor. In addition, the Company's potential exposure to its customers' Year 2000 issues is being reviewed. Formal contingency plans will not be formulated until the Company has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such areas are identified as of this date.


Financial Risk Management

This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses.

The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and non-U.S. dollars. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.


Foreign Currency Risk Management

The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At August 31, 1998, the Company had, as hedges, foreign contracts for the sale of $20.9 million and the purchase of $10.3 million of foreign currencies at fixed rates, primarily Japanese Yen (93% of net contract value) and French Francs (7%). The market value of non-U.S. dollar fixed maturities held by the Company as at August 31, 1998 was $10.1 million.

Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at August 31, 1998, unrealized deferred gains amounted to $0.2 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at August 31, 1998, realized deferred gains amounted to $6.6 million.

The Company uses foreign exchange contracts to manage the foreign exchange risk of fluctuating foreign currencies on the value of its remaining non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designated as specific hedges and, therefore, realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At August 31, 1998, the Company had forward contracts outstanding of $258.6 million with unrealized gains of $6.4 million. Gains of $24.5 million were realized during the nine month period. Based on the value of forward contracts outstanding, a 10% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at August 31, 1998 would have resulted in approximately $26.7 million in unrealized gains and $19.0 million in losses, respectively.

In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur.

At August 31, 1998, the Company had an immaterial amount of such contracts outstanding, and had recognized a total of $0.3 million in realized and unrealized losses for the nine-month period. Based on this value, a 10% appreciation or devaluation of the U.S. dollar as compared to the level of other currencies under contract at August 31, 1998 would have had no material effect on income.


Non Hedging Financial Instruments

The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at August 31, 1998, the portfolio held $160.0 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $158.9 million. Based on this value, by definition a 10% increase or decrease in the price of these futures would have resulted in exposure of $176.0 million and $144.0 million respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the nine months ended August 31, 1998, net realized losses from index futures totaled $1.2 million.

Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At August 31, 1998, bond and stock index futures outstanding were $101.7 million, with underlying investments having a market value of $2.1 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $10.2 million, respectively.


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

Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis-Results of Operations for the Three Months Ended August 31, 1998 Compared to the Three Months Ended August 31, 1997" and "-Results of Operations for the Nine Months Ended August 31, 1998 Compared to the Nine Months Ended August 31, 1997" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and
(B) the potential material adverse affect on the Company's operating results and financial condition stemming from the absence of reserves in respect of all or a portion of its property reinsurance business assumed; (ii) "Management's Discussion and Analysis Financial Risk Management", "- Foreign Currency Risk Management" and "- Non Hedging Financial Instruments" concerning the potential effects of certain events on the Company's portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments (iii) Management's Discussion and Analysis-Current Outlook" concerning the current outlook for rates and particular product lines; (iv) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (v) variations of the foregoing statements wherever they appear in this Quarterly Report.

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

                                 EXEL LIMITED

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation in the normal course of its business. Although most of its policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of August 31, 1998, the Company was not a party to any material litigation other than as routinely encountered in claims activity.

EXEL, Mid Ocean and the directors of Mid Ocean have been named as defendants in a purported class action lawsuit (the "Shareholder Action") filed in connection with the proposed Arrangements in the Supreme Court, County of New York, State of New York. Harbor Finance Partners v. Newhouse, et al., C.A. No. 1998/601266. The Shareholder Action alleges that the defendants breached their fiduciary duties to the Mid Ocean shareholders by failing to exercise independent business judgment (due to their alleged conflict of interest) and by agreeing to sell Mid Ocean at an unfair and inadequate price.

The Shareholder Action is brought on behalf of a purported class of persons consisting of Mid Ocean shareholders other than the defendants. As relief, the Shareholder Action seeks, among other things, a rescission of the Arrangements and an award of compensatory damages in an unspecified amount, as well as costs including fees for plaintiff's counsel and experts' fees and expenses. On June 18, 1998, the defendants filed a motion to dismiss the Shareholder action on the grounds that the Shareholder Action (i) failed to state a claim upon which relief may be granted under Cayman Islands law and (ii) was not brought in an appropriate forum (forum non conveniens).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

At a Class Meeting of Shareholders held on August 31, 1998 at the Princess Hotel, Hamilton, Bermuda, the shareholders approved the following:

1. To approve the proposed Scheme of Arrangement pursuant to section 85 of the Companies Law (1995 Revision) of the Cayman Islands between EXEL and its shareholders under which EXEL will become a wholly owned subsidiary of EXEL Merger Company Ltd., an exempted limited liability company incorporated under the laws of the Cayman Islands.

                                            Votes For   Votes Against
                                            ----------  -------------

                                            70,268,729        150,809
                                            ==========        =======


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 11 - Statement regarding Computation Per Share Earnings.

Reports on Form 8-K

Current Report on Form 8-K filed on July 29,1998, under Item 5 thereof. Current Report on Form 8-K filed on August 3, 1998, under Item 5 thereof. Current Report on Form 8-K filed on August 7, 1998, under Item 5 thereof. Current Report on Form 8-K filed on August 19, 1998, under Item 5 thereof.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     EXEL LIMITED
                                       ----------------------------------------
                                                     (Registrant)


October 15, 1998                                 /s/ Brian M. O'Hara
                                       ----------------------------------------
                                                   Brian M. O'Hara
                                        President and Chief Executive Officer


October 15, 1998                                /s/ Robert R. Lusardi
                                       ----------------------------------------
                                                  Robert R. Lusardi
                                               Executive Vice President
                                             and Chief Financial Officer