Form 10-K
period 1998-11-30
XL CAPITAL LTD
filed 1999-03-02
CIK 875159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 1998
                        Commission file number 1-10804

                               ----------------

                                XL Capital Ltd
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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
                Title of each class                   on which registered
                -------------------                  ---------------------
      Class A Ordinary Shares, Par Value $0.01   New York Stock Exchange, Inc.
                      per Share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on February 19, 1999 was approximately $6.9 billion computed upon the basis of the closing sales price of all Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of February 19, 1999, there were outstanding 108,423,500 Class A Ordinary Shares, $0.01 par value per share, and 3,115,900 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

                      Documents Incorporated by Reference

  The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders scheduled to be held on April 9, 1999 is incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                XL CAPITAL LTD

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

                                    PART I

Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................  19
Item 3.   Legal Proceedings......................................................................  19
Item 4.   Submission of Matters to a Vote of Security Holders....................................  19

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters...............  22
Item 6.   Selected Financial Data................................................................  23
Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition .  24
Item 8.   Financial Statements and Supplementary Data............................................  34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  63

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  63
Item 11.  Executive Compensation.................................................................  63
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  63
Item 13.  Certain Relationships and Related Transactions.........................................  63

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  63

  This Annual Report on Form 10-K contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such forward-looking statements is set forth herein under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements."

                                    PART I

Item 1. Business

 Introduction

  XL Capital Ltd ("XL" or the "Company") is a holding company organized under the laws of the Cayman Islands. XL was incorporated on March 16, 1998 as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986 ("EXEL"), in connection with EXEL's merger with Mid Ocean Limited, a Cayman Islands corporation ("Mid Ocean"). In the merger, which was completed on August 7, 1998, all of the shares of EXEL and Mid Ocean were exchanged for shares in the Company pursuant to two schemes of arrangement (the "Arrangements") approved by the Grand Court of the Cayman Islands in accordance with Section 85 of the Companies Law (1995 Revision) of the Cayman Islands. The Company operated under the name "EXEL Limited" from completion of the merger until February 1, 1999, when its current name was approved by the requisite vote of the Company's shareholders. References herein to "XL" or the "Company" also shall include EXEL unless the context otherwise requires. Through its subsidiaries, the Company is a leading provider of insurance and reinsurance, including coverages relating to certain financial risks, to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

  XL Insurance Ltd, an insurance company organized under the laws of Bermuda ("XLI"), and its subsidiaries are the Company's principal insurance subsidiaries. XLI was formed in 1986 in response to a shortage of high excess liability coverage for Fortune 500 companies in the United States. In 1990, XLI formed XL Europe Insurance, an insurance company organized under the laws of the Republic of Ireland ("XLE"), to serve European clients. In 1998, XLI acquired Folksamerica General Insurance Company (renamed X.L. Insurance Company of America, Inc. ("XLIA")), an insurance company domiciled in the State of New York and possessing property and casualty insurance licenses in approximately 20 states and reinsurance licenses in approximately 14 states, and formed X.L. Risk Solutions, Inc., an insurance company domiciled in the State of Connecticut ("XLRS"). XLI also has a representative office in Australia.

  The Company's reinsurance operations are conducted primarily through XL Mid Ocean Reinsurance Ltd, an insurance company organized under the laws of Bermuda ("XLMORe"), and its subsidiaries. On August 7, 1998, XLMORe was formed through the merger of X.L. Global Reinsurance Company, Ltd. ("XLGRe") and Mid Ocean Reinsurance Company Ltd. ("MORe"). XLGRe was formed in November 1997 through the merger of X.L. Reinsurance Company, Ltd. ("XLRe") and Global Capital Reinsurance Company Limited ("GCRe") following EXEL's acquisition of GCR Holdings Limited, a Cayman Islands holding company ("GCR"), on June 12, 1997. XLRe commenced operations on December 1, 1995 to write specialty reinsurance business. MORe and GCRe were organized in 1992 and 1993, respectively, initially to write property catastrophe reinsurance following severe hurricanes which struck the southeastern United States in the late 1980's and early 1990's. Each of XLRe, MORe and GCRe was organized as an insurance company under the laws of Bermuda. XLMORe maintains branches in London and Singapore and a European contact office in Munich.

  The Company's operations at Lloyd's are conducted through The Brockbank Group plc, a company organized under the laws of England, and its subsidiaries (together, "Brockbank"). Brockbank is a leading Lloyd's managing agency which manages five Lloyd's syndicates, two of which are dedicated corporate syndicates ("corporate syndicates") whose capital is provided solely by the Company and its subsidiaries. Mid Ocean acquired 51% of Brockbank in December 1995 and the remaining 49% in August 1997. The two corporate syndicates, which commenced operations with effect from January 1, 1996, underwrite property, marine and energy, aviation, satellite, professional indemnity, U.K. motor and other specialty lines of insurance and reinsurance to a global client base. In 1998, the aggregate premium limit of the two corporate syndicates was approximately $340 million, and the total capacity under management by Brockbank was approximately $900 million. As a managing agency, Brockbank receives fees and commissions in respect of the underwriting services it provides to syndicates.

  In October 1998, the Company sold its 21% interest in Venton Holdings Limited, a Bermuda holding company for the Venton managing agency group at Lloyd's (together, the "Venton Group"). Prior to the sale, subsidiaries of the Company provided reinsurance coverage to the Venton Group, which writes principally professional indemnity, directors and officers liability and fiduciary liability insurance coverages.

  The Company participates in several joint ventures of strategic importance. In general, the Company has pursued a strategy of entering into joint ventures with organizations which possess expertise in lines of business that the Company wishes to enter. The Company's principal joint ventures are in the areas of financial guaranty insurance, life insurance for high net worth individuals, Latin American reinsurance, political risk insurance and currency overlay and related risk management.

  In November 1998, the Company entered into a joint venture (the "FSA Joint Venture") with Financial Security Assurance Holdings Ltd., a New York corporation ("FSA"), to write certain types of financial guaranty insurance and reinsurance. FSA, through its subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. Under the terms of the joint venture, each of the Company and FSA formed a Bermuda insurance company in which it is the majority shareholder and made a minority investment in the company formed by its co-venturer. The Company formed and maintains majority ownership of XL Financial Assurance Ltd ("XLFA"). FSA formed and maintains majority ownership of Financial Security Assurance International Ltd. ("FSAI"). Each of XLFA and FSAI has a capitalization of approximately $100 million. As part of the joint venture, the Company and FSA exchanged approximately $80 million of each other's stock, following which the Company owned approximately 6% of the issued and outstanding common stock of FSA.

  In June 1998, the Company formed Reeve Court Insurance Ltd., an insurance company organized under the laws of Bermuda ("Reeve Court"), as a joint venture with such company's management for the purpose of providing life insurance to high net worth individuals. Reeve Court has a total capitalization of approximately $100 million.

  In October 1997, the Company and Risk Capital Holdings, Inc., a Delaware corporation ("RCHI"), which holds all of the outstanding shares of Risk Capital Reinsurance Company, a Nebraska corporation ("RCRe"), organized LARC Holdings, Ltd., a Bermuda corporation ("LARC"), which holds all of the shares of Latin American Reinsurance Company, Ltd., a Bermuda insurance company ("LARe"). LARe has approximately $100 million in shareholders' equity and provides multi-line reinsurance to the Latin American reinsurance market, concentrating on short-tail, multi-peril property reinsurance and, to a lesser extent, casualty, marine, aviation and other lines of reinsurance on both a treaty and facultative basis. XLMORe owns approximately 75% of the outstanding shares of LARC. The Company indirectly owns approximately 28% of RCHI.

  In March 1997, XLI became a founding shareholder along with RCHI and another insurance company of Sovereign Risk Insurance Ltd. ("Sovereign"), a Bermuda-based managing general agency formed to underwrite selected political risk insurance coverages. The Company owns 40.5% of Sovereign.

  In 1996, the Company acquired approximately 28% of Pareto Partners ("Pareto"), a firm which specializes in foreign currency overlay management and related services. At December 31, 1998, Pareto had approximately $26 billion of assets under management. The Company works closely with Pareto to develop new products and ventures, including the F/XLSM foreign currency protection product offered by XLI.

  On December 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of Intercargo Corporation, a Delaware corporation ("Intercargo"), for $12.00 per share, or approximately $88 million. Intercargo, through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. customs bonds and marine cargo insurance. At September 30, 1998, Intercargo had total assets of $165 million and shareholders' equity of $81 million. The transaction is subject to approval by Intercargo's shareholders, regulatory approvals and customary closing conditions.

  Each of XLI, XLE and XLMORe possesses claims paying ratings of AA from Standard & Poor's Corporation ("S&P") and A+ from A.M. Best Company, Inc.

Business Strategy

  The Company's strategy is to be the premier provider of strategic financial risk solutions to specific global markets by applying intellectual and financial resources to assure its customers' economic vitality and enhance their competitive positions. Management believes that pursuing this strategy will improve the Company's ability to differentiate itself from its competitors, diversify its mix of business and revenue stream, reduce its dependence on business lines which may be highly price sensitive and build shareholder value.

  The Company's strategy calls for its subsidiaries to go beyond offering traditional insurance and reinsurance products to designing risk transfer programs that address specific customer needs with respect to a broad range of risks. These include certain types of financial risks and other non-traditional insurance risks which the Company believes can be properly analyzed and underwritten. As part of this approach, the Company's strategy contemplates providing income statement and balance sheet protection to its customers, involving in some instances structured portfolio transfers of strategic importance to its customers. The Company also believes there will be opportunities to build investment features into its risk transfer products. The Company intends to retain its traditional focus generally on high severity, low frequency risks.

  In order to pursue its strategy effectively, the Company may need to secure access to skills and capabilities in areas which historically have not been found in the insurance and reinsurance industry. Accordingly, successful implementation of the Company's strategy is expected to involve not only maximizing its financial strength but attracting and retaining highly skilled and motivated employees. It may also require entering into coordinated initiatives, joint ventures or alliances with one or more strategic partners, making strategic investments and, where appropriate, acquiring other businesses of strategic value to the Company and its subsidiaries.

Business Operations

  The Company reported net premiums written of $649.9 million, $439.4 million and $467.7 million for the years ended November 30, 1998, 1997 and 1996, respectively.

Net Premiums Written                    1998           1997           1996
($ in millions)                     -------------- ------------- ---------------
Insurance.......................... $350.3   52.1% $296.4  93.6% $ 452.2   75.7%
Reinsurance........................  238.9   35.6%   20.2   6.4%   144.9   24.3%
Lloyd's Syndicates.................   82.8   12.3%    --     --      --      --
                                    ------  ------ ------ ------ -------  ------
                                    $672.0  100.0% $316.6 100.0% $ 597.1  100.0%
                                            ======        ======          ======
Multi-year premiums................  (22.1)         122.8         (129.4)
                                    ------         ------        -------
Annualized net premiums written.... $649.9         $439.4        $ 467.7
                                    ======         ======        =======

Insurance

  The Company, through its subsidiaries, provides third-party general liability insurance, other liability insurance (including directors and officers liability insurance, professional liability insurance, employment practices liability insurance and integrated liability insurance), property insurance and other insurance covers (including political risk insurance and financial products). The liability insurance is written on an excess basis and the loss experience is characterized as low frequency and high severity. Property insurance is written on a pro rata as well as an excess basis. Property policies written on a pro rata basis can have losses attaching at lower levels, resulting in loss experiences that can be higher frequency and lower severity than those associated with the Company's other insurance lines.


Net Premiums Written                       1998          1997          1996
($ in millions)                        ------------- ------------- -------------
General liability..................... $136.1  38.9% $150.8  50.9% $319.7  70.7%
Other liability.......................  152.5  43.5%  116.2  39.2%  101.8  22.5%
Property..............................   24.8   7.1%   29.4   9.9%   30.7   6.8%
Other.................................   36.9  10.5%    --     --     --     --
                                       ------ ------ ------ ------ ------ ------
                                       $350.3 100.0% $296.4 100.0% $452.2 100.0%
                                       ====== ====== ====== ====== ====== ======

  As the Company's U.S. insurance subsidiaries were not yet fully operational in 1998, the descriptions which follow relate to coverages offered by XLI and XLE. The descriptions which follow are summary in nature. The terms and conditions of individual policies govern, and nothing set forth herein constitutes an admission of coverage or other liability or an interpretation as to how any particular policy provision should be interpreted.

 General Liability

  General liability policies offered by the Company's insurance subsidiaries cover occurrences causing unexpected and unintended personal injury or property damage (as well as advertising liability) to third parties arising from events or conditions which commence at or subsequent to an inception date (or retroactive date, if applicable, but not prior to January 1, 1986) and prior to the expiration of the policy, provided proper notice is given during the term of the policy or the discovery period. With respect to the use of products, the coverage applies where unexpected and unintended personal injury or property damage to a third party caused, allegedly caused or deemed to have been caused by the use of a product takes place during the term of the policy. Where certain injury, damage or liability to third parties is expected or intended by the insured, the policy provides coverage for injury, damage or liability when the actual injury, damage or liability incurred is fundamentally different in nature or vastly greater in order of magnitude than expected. All claims for integrated occurrences are added together and treated as one occurrence (thereby limiting such losses to one policy limit) with respect to the policy in effect when the occurrence or claim is first reported regardless of the length of the period over which such losses or liabilities occur, although special notice requirements are imposed with respect to such losses. The general liability policies generally do not "drop down" to provide coverage below the per-occurrence attachment point even in the event of exhausted underlying insurance policy aggregates.

  Coverage includes product liability, claims resulting from abrupt pollution, punitive damages (for unexpected or unintended damage/injury) and payment of legal fees, as well as a broad range of catastrophic exposures such as explosions, fires, utility blackouts and other catastrophic events not excluded from coverage. Coverage generally excludes gradual pollution (other than gradual pollution resulting from a products liability claim), property damage arising out of most professional services, commercial airline risks, certain marine exposures, and liability for injury or damage caused by, among other things, asbestos, tobacco, intra-uterine devices, silicone implants and nuclear risks. Unlike traditional insurance policy forms, disputes under the policies are required to be settled by arbitration in London. Under the policy arbitration clause, each party selects one arbitrator and the two arbitrators so selected choose a third arbitrator. The English Arbitration Act of 1950, as amended and supplemented, governs the arbitration under XLI policies (with International Chamber of Commerce rules governing XLE policies).

  Rather than issuing separate annual policies, a perpetual policy is issued (which is subject to an annual underwriting review) with an annual aggregate limit (subject to reinstatement). The policy remains in effect until canceled or not continued. The terms, conditions, exclusions, deductibles and limit applicable to an occurrence are determined by the policy in effect at the time notice thereof is first given. Coverage is provided on an occurrence-reported policy form up to a maximum of $200 million per occurrence and annual aggregate in excess of a minimum attachment point of $15 million per occurrence. Because the inception date (or, if applicable, the retroactive date) remains unchanged, the exposure under each policy usually increases each additional year that the policy is in force. The exposure to unreported claims thus rolls forward each year, which is provided for by the establishment of significant incurred but not reported ("IBNR") reserves. Each year's coverage, however, is subject to an aggregate limit, and the limits of any given year are not available for occurrences first reported in a subsequent year notwithstanding that the injury or damage took place in that year. Premiums are adjusted annually. A single event or set of circumstances may constitute an insured occurrence under policies of different policyholders, resulting in multiple claims exposure with respect thereto. Such events or circumstances could have a material adverse effect on the results of the Company.

  The policy permits cancellation by the insurer with refund of the unearned premium at any time, except in the case of discovery period coverage, upon 90 days' prior written notice to the policyholder. The policy permits cancellation by a policyholder at any time with a pro-rata refund of premium. If the basic coverage of the policy is canceled or discontinued, the insured is given the option of purchasing discovery coverage (in respect of occurrences taking place subsequent to the inception/retroactive date and prior to cancellation or discontinuance of basic coverage) on an ongoing basis for as long as is desired by the policyholder (with no maximum duration) for predetermined annual premiums.

  As contrasted with the standard policy form which provides for annual determination of premiums and limits, the Company offers to certain of its policyholders endorsements providing cover generally for two additional annual periods (aggregating a total of three years), with either an annual aggregate or term limit and with the provision for reinstatement of the limit selected. Premiums are generally prepaid in whole or in part for the period of the contract. Such endorsements limit the circumstances under which either the policyholder or the insurer may cancel and provide that the otherwise predetermined premium for the three-year period may be adjusted in certain specified circumstances. It is contemplated that policyholders may be given the opportunity to roll the three-year term forward year-by-year based on premiums and other terms and conditions to be negotiated each year.

 Other Liability

  Other liability includes directors and officers liability insurance, professional liability insurance, employment practices liability insurance and integrated liability insurance branded as XL Risk Solutions.

  Directors and Officers Liability. Directors and Officers liability coverage is written on a claims-made basis providing up to a maximum of $25 million in excess of $20 million for United States risks and up to $50 million for individual director indemnification and excluding corporate reimbursement in excess of $20 million, or $15 million in excess of $15 million for non-United States risks, or a limit of $25 million in excess of not less than $25 million. The policy generally adopts the terms, conditions and exclusions in the primary or other underlying policy. Each insured is rated separately. In contrast to the general liability policy, the directors and officers policy is for a designated period. Also, unlike the general liability policy, the directors and officers policy "drops down" upon erosion or exhaustion of underlying aggregates by multiple claims. The policy can be canceled by the insurer upon typically 90 days' notice (with the insurer retaining a pro rata proportion of the premium) or by the policyholder at any time with the insurer retaining a short rate proportion (i.e., more than pro rata) of the premium. If the insurer cancels or refuses to renew the policy, the policyholder is given the option of purchasing discovery coverage for a specified period of time (generally one to three years) at a predetermined premium. As with the general liability form, disputes are required to be settled by arbitration in London. Under the policy arbitration clause, each party selects one arbitrator and the two arbitrators so selected choose a third arbitrator.

  Professional Liability. Professional liability risks are written either on a follow-form basis (i.e., the policy generally adopts the terms, conditions and exclusions of the underlying policy, which usually is a "claims-made" policy) or on a form which is structured similarly to the general liability form in that it is extended from year to year (with annual underwriting reviews). Coverage is provided for certain categories of risk up to a maximum of $50 million with a minimum attachment of $25 million, or $20 million for law firms. The policy covers "wrongful acts" (instead of occurrences), subject to customary exclusions, and covers punitive damages arising therefrom. As with the other policy forms, disputes are required to be settled by arbitration in London. In contrast to the general liability policy, the discovery period is of finite duration (generally one to three years). Where the policy is written on a claims made "stand alone" basis (i.e., it does not follow the warranties, terms, conditions or exclusions of underlying policies), it does "drop down" upon erosion or exhaustion of the aggregate limits of underlying policies by multiple wrongful acts in the case of law firms and certain other insureds (i.e., in these instances the attachment point applies on an aggregate rather than a per wrongful act basis). The underlying policies of an insured seeking professional liability coverage are reviewed and evaluated as part of the underwriting process.

  Employment Practices Liability. In 1997, XLI introduced coverage for employment practices liability. Coverage is provided up to $100 million with a minimum attachment of $1 million. Employment practices liability risks are written on a claims made and reported policy. The policy is written on an annual basis and covers claims brought by an employee against an insured for certain covered employment practices such as job discrimination, sexual harassment and other employment related misconduct. As with other XLI products, the employment practices liability policy has XLI's standard arbitration clause which requires disputes to be settled by arbitration in London.

  XL Risk Solutions. XL Risk Solutions is a coordinated initiative with CIGNA Risk Solutions offering multi-year, combined line coverages for traditional casualty coverages, including general, directors and officers and professional liability, and property coverage plus blended finite coverage for risks which traditionally have had difficulty placing cover. The target market is large and medium size companies that are trying to simplify and streamline the risk transfer process. CIGNA Corporation ("CIGNA") provides services and fronting policies to meet U.S. regulatory requirements and provides an excess policy for the balance of capacity and coverages required. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels may in certain situations be provided below traditional stated levels subject to the underwriting requirements. Programs are typically custom designed to meet specific needs with each customer.

 Property

  Property policies are primarily underwritten on an excess of loss occurrence and pro rata form (except earthquake and flood when provided) utilizing engineering reports, statement of values, prior loss history, annual report and other publicly available information. Earthquake and flood coverage are written on an excess of loss attachment basis which may be eroded in a given policy year by accumulated losses from separate occurrences as customary in the industry. When written as such, earthquake and flood have annual aggregate limits. All classes of business are considered. The minimum attachment points are generally $25 million for industrial/commercial accounts and $100 million for oil/petrochemical accounts. Industrial/commercial accounts will also be written on a pro rata basis with attachments as low as $1 million.

  Coverage can be provided worldwide on an all-risk or named peril basis of direct physical loss or damage with options for time element (e.g., business interruption, extra expense, rental value, etc.), earthquake, flood, and boiler and machinery coverage. Policies can be written on a modified follow form or XLI form. Typical exclusions include but are not limited to war risk, nuclear, pollution, and others customary in property policy coverage. Unlike traditional property policies, disputes under XLI policies are required to be settled by arbitration in London with each party selecting one arbitrator and the two arbitrators so selected choosing a third arbitrator.

  The maximum net capacity for any of the insurance subsidiaries for any one insured is $100 million per occurrence with $10 million annual aggregate for high frequency/severity earthquake (California, Japan, etc.) when provided. Earthquake and coastal wind exposures are identified and monitored (policy limit accumulations) by subzones worldwide in order to limit exposure to an excessive concentration of catastrophic loss.

 Other

  Insurance is also provided to cover political risk. Political risk insurance, including coverages for expropriation, currency inconvertibility and certain other types of political risk associated with cross-border investment, is provided through the Company's interest in Sovereign. Policies written by Sovereign are subscribed 50% by each of XLI and Sovereign's other insurance company shareholder, with RCRe participating in up to 10% of each risk written on a quota share basis. Sovereign's per-country aggregate limit is $100 million, except with respect to Argentina, Brazil, China and Indonesia which have an aggregate limit of $250 million each, and its per risk limit is $50 million.

  XLI also offers insurance and reinsurance solutions for certain types of financial risks. In 1998, XLI introduced a foreign currency protection product and began writing financial guaranty insurance and reinsurance in respect of selected credit risks.

  XLI sells customized basket and, in certain circumstances, single-currency options for the purpose of mitigating exposures which corporate and financial institution customers have to selected major currencies. XLI engages Pareto as an advisor to assist in the evaluation of particular foreign currency protection contracts and to manage the risk associated with such transactions. Options have a duration of up to one year. Unrealized gains and losses are marked to market on a periodic basis and reflected quarterly in the Company's consolidated statements of income. At fiscal year-end 1998, XLI had written options having an aggregate nominal value of $200 million, with no single option accounting for more than $100 million. Using its proprietary foreign currency overlay management technology, Pareto attempts to manage XLI's risk of loss so that it generally will not exceed 3% of the nominal amount of each option under the vast majority of possible scenarios. Gains from Pareto's management activities are also possible. Although XLI believes that Pareto generally will manage at or above the 3% loss floor and may produce gains on some contracts, actual losses and gains may be greater or less, respectively, than anticipated due to a variety of factors, including, without limitation, flaws in Pareto's highly quantitative, model-driven technology, the inability to execute hedging and other transactions called for by Pareto's technology in a timely or cost efficient manner, especially in periods of significant financial market volatility or illiquidity, and uncertainties surrounding the application of Pareto's technology, which is predicated on a basket option approach, to single-currency or other non-basket option types of transactions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements" for a list of factors which could cause actual results to differ materially from those contained in any forward-looking statement.

  XLI and XLFA provide financial guaranty insurance and reinsurance in respect asset-backed, future flow and municipal obligations. Financial guaranty policies generally cover non-payment of principal and interest when due. Particular types of transactions which XLI and XLFA have underwritten or considered underwriting include financial guaranty insurance or reinsurance in respect of bonds issued by public utilities, collateralized bond and collateralized loan obligations, mortgage-backed securities, certain low income housing tax credits, prime and sub-prime automobile loans, credit default swaps, project finance-related obligations and other types of structured insurance or reinsurance risks, including residual value insurance for certain asset classes. The underlying risks guaranteed include both OECD (Organization of Economic Cooperation and Development) and emerging market issuers and assets. Guarantees provided by XLI an XLFA relate generally, but not exclusively, to investment grade obligations. Gross and net retentions in respect of financial guaranty and related risks are determined by XLI and XLFA on a case-by-case basis in light of the particular credit, actuarial, structuring and other risks associated with each transaction. Exposure to a financial guaranty or related risk can exceed $100 million. XLI and XLFA also may provide financial guaranty "fronting" services in return for fees and other revenues on behalf of insurers or reinsurers whose claims paying ratings are below their own. The fronting party is generally required to pay the full amount of any claim even if it cannot recover all or part of the balance due from an insurer or reinsurer for which the service was provided.

Reinsurance

  The Company, through its subsidiaries, writes property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other reinsurance to insurers on a worldwide basis. XLMORe maintains branch offices in London and Singapore as well as a European contact office in Munich, Germany. The London branch underwrites marine, energy and aviation risks on a worldwide basis. The Singapore branch underwrites general reinsurance, treaty and facultative business.

  A significant portion of XLMORe's business underwritten consists of large aggregate exposures to man-made and natural disasters and generally loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's financial results. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

Net Premiums Written                      1998          1997           1996
($ in millions)                       ------------- -------------- -------------
  Property catastrophe............... $ 76.5  32.1% ($78.9)  44.3% $ 64.1  44.3%
  Other property.....................   25.4  10.6%   17.0    9.5%    2.1   1.5%
  Marine and energy..................   24.7  10.3%   17.8   10.0%   20.9  14.4%
  Aviation and satellite.............   37.3  15.6%   37.5   21.1%   13.5   9.2%
  Other..............................   75.0  31.4%   26.8   15.1%   44.3  30.6%
                                      ------ ------ ------  ------ ------ ------
                                      $238.9 100.0% $ 20.2  100.0% $144.9 100.0%
                                      ====== ====== ======  ====== ====== ======

 Property Catastrophe

  XLMORe's property catastrophe reinsurance account is generally "all risk" in nature. It is therefore exposed to losses from sources as diverse as windstorms, earthquakes, snow and ice storms, riots, floods, industrial explosions, fires or any number of other potential disasters. In accordance with market practice, XLMORe's policies generally exclude certain risks such as war, nuclear contamination or radiation. XLMORe's predominant exposure under such coverage is to property damage. However, other risks, including business interruption, death and injury under workers compensation policies and other non-property losses also may be covered under a property reinsurance contract when arising from a covered peril. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered peril exceed the attachment point specified in the policy. Some of XLMORe's property catastrophe contracts limit coverage to one occurrence in any one policy year, but most contracts generally provide for one reinstatement.

  In 1998, XLMORe's exposure to the following geographic regions based on net premiums written were as follows: (i) United States 53.5%; (ii) United Kingdom 5.6%; (iii) Japan 2.6%; (iv) worldwide 28.4%; (v) continental Europe 1.7%;
(vi) Australasia 6.6%; (vii) Caribbean 0.6% and (viii) other 1.0%. XLMORe's exposures in the United States are concentrated primarily in Florida, Texas, and the southeastern United States with respect to property damage caused by hurricanes and other wind-related storms and California for property damage caused by earthquakes.

 Other Property

  Other property reinsurance written by XLMORe includes property risk excess of loss and property pro rata business. Risk excess of loss reinsurance responds to a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as does catastrophe reinsurance. The risk excess of loss policy protects the reinsured from losses in excess of its retention level on a single risk. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. Risk excess contracts are generally "all risk" in nature, as previously described.

  XLMORe's property pro rata account includes proportional reinsurance of direct written property insurance. XLMORe considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, XLMORe assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and the ceding insurer may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, XLMORe may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by XLMORe on a proportional basis.

 Marine and energy

  XLMORe's marine and energy account is written on both a proportional and excess of loss basis. The proportional business is based on specific areas of account that are clearly defined with the exception of the reinsurance of Brockbank Syndicate 861 which is written on a "whole account" basis.

 Aviation and satellite

  XLMORe's aviation portfolio comprises both direct insurance and reinsurance, on both a proportional and excess of loss basis. The exposures are derived through proportional relationships on defined segments of account following market leaders in the field, with the exception of the reinsurance of Brockbank Syndicate 861 which is written on a "whole account" basis. Due to the highly technical nature of the satellite business, the exposures retained by XLMORe under this portfolio are acquired mostly through proportional reinsurances of specialist underwriters.

 Other

  Other reinsurance written by XLMORe includes political risk, nuclear, accident, fidelity and professional indemnity.

Lloyd's Syndicates

                                                                 1998  1997 1996
                                                                 ----- ---- ----
      Net Premiums Written...................................... $82.8 --   --
                                                                 ----- ---  ---
      ($ in millions)

  Brockbank is a leading Lloyd's managing agency which manages five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided solely by the Company. Corporate syndicate number 1209 writes property, marine and energy, aviation and satellite, professional indemnity, political risk and other specific lines, primarily of insurance but also reinsurance, to a globally diverse group of clients. Corporate syndicate number 2253 writes direct and broker-based motor insurance in the United Kingdom. These corporate syndicates underwrite parallel to the other syndicates managed by Brockbank (syndicate number 253 which writes direct motor insurance and syndicate numbers 588 and 861 which write a composite book of business).

Reinsurance Ceded

 From Insurance Operations

  Effective December 1, 1995, XLI and XLE entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective fiscal 1998, three additional U.S. reinsurers were added to this program, of which one is RCRe. Under the terms of the policy, XLI will cede 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million up to $150 million. Effective December 1, 1998, 20% of all general liability business is ceded up to a limit of $150 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 20% of the quota share. All the reinsurers are rated, of which the lowest as rated by S&P is BBB. The most significant reinsurers on this program are Fireman's Fund, Hannover Re and Hartford Re. These companies are rated A, AA+ and AA+ by S&P with participations of 16.0%, 18.7% and 16.0%, respectively on a reinsurance balance receivable of $176.9 million.

  Effective September 1, 1997, XLI and XLE entered into an excess of loss casualty catastrophe contract covering all general liability risks. Under the terms of this policy, XLI and XLE are reinsured for $80 million ultimate net loss each occurrence excess of a per occurrence retention, subject to an annual aggregate retention. The maximum amount recoverable from the reinsurers will be an annual aggregate of $250 million. This policy was extended to November 30, 1998 and renewed December 1, 1998. For the year ended November 30, 1998, 97.75% of this reinsurance was placed with seventeen reinsurers, all of which are rated. With the exception of two reinsurers, the lowest as rated by S&P is A-. The other two reinsurers are rated BBB and BB by S&P, representing a participation of less than 4% on this program.

  Property quota share reinsurance of 25% (subject to catastrophe occurrence limit restrictions) of XLI's property policy limit is purchased from two Bermuda-based property reinsurers, four U.S. reinsurers and one non-U.S. reinsurer. All property reinsurers are rated with a minimum S&P rating of A-.

  XLI reinsures one third of the first $75 million in limits of employment practices liability to a U.S. insurer and the remaining excess layer of $25 million to a Bermuda-based insurer.

  A quota share arrangement exists between XLI and subsidiaries of CIGNA based on pre-agreed percentages by line of coverage for blended covers written through XL Risk Solutions and CIGNA Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed XLI's normal capacity on individual lines of cover. XLI may underwrite an account 100% without CIGNA participation.

 From Reinsurance Operations

  For the years ended October 31, 1997 and 1996, XLMORe participated in limited retrocessions. Initially, the majority of such retrocessions originated from common account reinsurance on assumed business.

  In August 1998, XLMORe successfully placed $200 million of retrocessional property catastrophe cover in a combination reinsurance and capital market swap transaction. The transaction was offered in two tranches and covered the upper layers, with a remote possibility of attachment, of XLMORe's hurricane and earthquake exposure in the United States and its territories and possessions in the Caribbean. The risk securitization structure is unique in that it provides retrocessional cover in financial swap form, with claim recovery triggered by catastrophe losses actually incurred by XLMORe rather than by a catastrophe index or industry size event.

 From Lloyd's Operations

  Brockbank, as a part of its business strategy, has historically purchased a significant amount of reinsurance for its syndicates, including the corporate syndicates. Corporate syndicate 1209 benefits from the same reinsurance programs as its parallel syndicates 861 and 588. Reinsurance cover is purchased to protect the syndicates against extraordinary loss and/or loss involving one or more of their underwriting classes. The amount purchased is determined with reference to the syndicates aggregate exposure and potential loss scenarios.

  Corporate syndicate 2253 benefits from the same reinsurance programmes as its parallel syndicate 253. Reinsurance cover is purchased on a quota share and excess of loss basis.

Competition

  The property-casualty insurance and reinsurance industry, including the Lloyd's market, is highly competitive. The markets for the Company's insurance and reinsurance products are characterized by strong, and at times intense price competition driven largely by the substantial amount of excess capacity currently present in the industry. The Company believes that such competitive forces will be present in the industry over the short to medium term.

  Whereas only a small number of insurers used to compete with the Company's property-casualty insurance business at the attachments and limits offered by it, the Company currently estimates there to be at least 12 competitors worldwide with respect to such business. Similarly, the Company believes there to be a large number of reinsurers which compete with its reinsurance business. Many of the Company's competitors possess significantly greater financial and other resources than the Company. The Company generally competes on the basis of price, financial strength, coverage terms, claims paying reputation and customer service.

Underwriting and Marketing

 Underwriting

  XLI and XLE write liability and property insurance coverage for a wide array of industry groups, including chemical, industrial, pharmaceutical, property owners, landlords and tenants, utilities, auto, consumer, rail, oil and construction with respect to third-party general liability and first-party property; industrial/manufacturing, utilities, chemical/pharmaceutical and financial advisors with respect to directors and officers liability; and lawyers, insurance brokers and insurance companies for professional liability. Although rates are influenced by a number of factors, including competition, the Company's insurance rating methodology seeks to set rates individually for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgement of the underwriters and insurance market conditions. Underwriters separately evaluate each industry category (and sub-groups within each category) and premiums are set and adjusted for an insured based in large part on the industry group in which the insured is placed and the insured's risk relative to the other risks in the insured's industry group. Each industry group is reviewed annually to take into account outstanding case losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as within the group.

  XLMORe employs an analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital it anticipates placing at risk. For its property catastrophe reinsurance business, XLMORe has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophe losses in any geographic zone. XLMORe believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of XLMORe's zones are subject to periodic review and change. XLMORe also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. XLMORe limits its aggregate exposure in the retrocessional and pro rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

  As part of its underwriting process, XLMORe typically assesses a variety of factors, including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; a detailed assessment of catastrophe and risk exposures; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; and the perceived financial strength of the cedent.

  At Brockbank, the daily acceptance of risk is performed by the active underwriter, the class underwriters and senior underwriting assistants. Underwriting authority limits are agreed between the active underwriter, the class underwriter and the managing agency's board of directors.

  As part of the underwriting process, all of the Company's insurance and reinsurance underwriting operations, including Lloyd's, evaluate potential exposures to claims, losses and defense costs associated with Year 2000-related issues. Such claims, losses and costs, to the extent they materialize, could have a material adverse affect on the Company's results of operations and financial condition. For more information concerning the impact of Year 2000 issues on underwriting results, see "Management's Discussion and Analysis of Results of Operation and Financial Condition--Year 2000 Considerations" and "-- Cautionary Note Regarding Forward-Looking Statements."

 Marketing

  Clients are referred to the Company's subsidiaries through a large number of insurance brokers who receive from the insured or ceding company a brokerage commission equal to a percentage of gross premiums. No subsidiary of the Company is committed to accept any business from any particular broker, and brokers do not have the authority to bind any subsidiary of the Company. All policy applications are subject to approval and acceptance by the Company's subsidiaries.

  Since the Company's inception, J&H Marsh McLennan Global Broking Limited ("J&H Marsh") and its predecessors companies have placed a significant amount of business with the Company's subsidiaries. In fiscal 1996, 1997 and 1998 approximately 52%, 52% and 45%, respectively, of the Company's consolidated gross premiums were placed by J&H Marsh or its predecessors and approximately 17%, 19% and 30% respectively, were placed by AON Corporation in fiscal 1996, 1997 and 1998, respectively. Concentration in the insurance and reinsurance brokerage industry could have a material adverse effect on the Company's business and results of operations in the future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements." No other broker accounted for more than 10% of gross premiums written in any fiscal year during such period.

Unpaid Losses and Loss Expenses

  Loss reserves are established due to the significant periods of time that may elapse between the occurrence of an insured loss, the reporting of the loss to the Company's operating subsidiaries and the payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have been reported to the Company. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company's subsidiaries.

  The method of establishing case reserves for reported claims differs between the insurance and reinsurance operations. When an insurance claim is reported to the Company's subsidiaries, its claims personnel determine whether to establish a "case reserve" for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel, based on general corporate reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process ("loss expense"). Reinsurance case reserves are established based upon reports received from insureds and reinsureds supplemented by the Company's case reserve estimates. Periodically, adjustments to the case reserves may be made as additional information regarding the claims becomes known or partial payments are made.

  Most of the Company's IBNR (incurred but not reported) loss reserves are derived from its insurance operations. This is because the liability business that these operations write has a much longer tail than the Company's other operations. The insurance IBNR is estimated in two steps. First, case reserve development is estimated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency and severity approach. Since coverage is usually triggered when a notice is submitted by an insured, "pure" IBNR losses exist only when claims with a loss notice develop into their layers of coverage. The method calculates the ultimate number of claims (i.e. frequency) via the Bornhuetter-Ferguson technique. The severity component (average claim size) is developed via a single parameter pareto loss distribution, adjusted for average attachment points and limits. The Company believes the methods presently adopted provide a reasonably objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes.

  Several aspects of the Company's insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other insurance companies. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies and the expectation that losses in excess of the attachment level of the Company's policies generally will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. Accordingly, the ultimate insurance claims experience cannot be as reliably predicted as may be the case with other insurance companies, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

  The reinsurance operations and Lloyd's syndicates, unlike the insurance operations, have industry data available to support estimated reserves. This data, supported by business knowledge, general market trends and actual experience, is used to develop reporting patterns and initial expected loss ratios. Most claims for these operations become known relatively soon. Claims under property catastrophe and property risk excess treaties will generally become known and ascertainable within approximately 18 to 24 months from the date of occurrence giving rise to a claim. Claims under a significant number of Lloyd's syndicate policies, with the exception of motor, will often become known and ascertainable with 36 months of the date of the occurrence giving rise to the claim, but many significant claims will not become known until after such period. Motor claims involving property damage will generally be known and paid within 12 months of the occurrence giving rise to the claim, but claims involving personal injury can take more than 12 months to resolve. Conversely, claims on the insurance operations generally develop on average 5 to 8 years from the date of occurrence giving rise to the claim.

  Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the accumulation of case reserves, loss expense reserves and IBNR. During the loss settlement period, additional facts regarding individual claims and trends usually will become known. As these become apparent, it often may become necessary to refine and adjust the reserves upward or downward from time to time. The final liability nonetheless may be significantly less than or greater than prior estimates.

  Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

      Analysis of Consolidated Loss and Loss Expense Reserve Development

                     1988     1989     1990     1991      1992        1993       1994       1995       1996       1997
                   -------- -------- -------- -------- ----------  ---------- ---------- ---------- ---------- ----------
                                                                    (in thousands)
Gross liability
for  unpaid
losses and  loss
expenses.........  $381,106 $616,611 $799,222 $957,344 $1,169,003  $1,359,701 $1,665,434 $1,920,500 $2,099,096 $2,342,254
Paid (cumulative)
 as of:
 One year later..       517   98,519  141,863  103,970    163,086     138,072    188,370    299,465    233,162    199,066
 Two years later.    23,285  240,207  169,656  266,191    296,213     326,610    487,264    531,694    409,818
 Three years
  later..........    76,844  267,777  235,095  340,551    482,251     619,186    718,735    702,469
 Four years
  later..........    87,639  296,095  258,589  432,506    688,064     806,140    843,046
 Five years
  later..........   107,863  302,028  260,385  610,936    873,832     919,208
 Six years later.   107,863  303,791  341,337  714,764    984,956
 Seven years
  later..........   107,863  384,717  357,051  732,430
 Eight years
  later..........   107,863  385,951  366,376
 Nine years
  later..........   107,916  387,753
 Ten years later.   107,970
 Eleven years
  later..........
 Twelve years
  later..........
Liability
 re-estimated
 as of:
 End of year.....  $381,106 $616,611 $799,222 $957,344 $1,169,003  $1,359,701 $1,665,434 $1,920,500 $2,099,096 $2,342,254
 One year later..   383,949  654,931  808,642  973,711  1,203,360   1,435,500  1,667,334  1,964,402  1,863,250  2,169,248
 Two years later.   348,152  654,160  700,733  929,176  1,282,051   1,441,018  1,628,191  1,665,418  1,754,002
 Three years
  later..........   329,403  587,758  557,782  876,071  1,270,410   1,485,101  1,468,588  1,605,576
 Four years
  later..........   279,106  447,360  531,264  878,597  1,359,848   1,365,998  1,404,774
 Five years
  later..........   159,117  434,326  465,605  967,410  1,325,166   1,356,523
 Six years later.   107,863  444,213  479,940  959,363  1,304,338
 Seven years
  later..........   107,863  452,662  475,136  953,289
 Eight years
  later..........   107,863  459,023  512,601
 Nine years
  later..........   108,063  507,510
 Ten years later.   158,068
 Eleven years
  later..........
 Twelve years
  later..........
Redundancy
 (deficiency)....   223,038  109,101  286,621    4,055   (135,335)      3,178    260,660    314,924    345,094    173,006
                      1998
                   ----------
Gross liability
for  unpaid
losses and  loss
expenses.........  $3,121,739
Paid (cumulative)
 as of:
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Eleven years
  later..........
 Twelve years
  later..........
Liability
 re-estimated
 as of:
 End of year.....  $3,121,739
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Eleven years
  later..........
 Twelve years
  later..........
Redundancy
 (deficiency)....

  The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated (in thousands):

               Reconciliation of Unpaid Losses and Loss Expenses

                                                 Year Ended November 30,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Unpaid losses and loss expenses at
 beginning of period.......................  $2,342,254  $2,099,096  $1,920,500
Losses and loss expenses incurred in
 respect of losses occurring in:
  Current year.............................     713,059     735,313     436,334
  Prior years..............................    (164,158)   (260,407)     14,465
                                             ----------  ----------  ----------
Gross losses incurred......................     548,901     474,906     450,799
Interest (paid) incurred on experiences
 reserves..................................       1,798         886       1,752
Portfolio transfer (assumption of reserves
 with acquisitions)........................     595,261      34,593      28,687
Losses and loss expenses paid in respect of
 losses occurring in:
  Current year.............................     167,409      34,055       3,177
  Prior years..............................     199,066     233,172     299,465
                                             ----------  ----------  ----------
Gross paid losses..........................     366,475     267,227     302,642
                                             ----------  ----------  ----------
Unpaid losses and loss expenses at end of
 period....................................   3,121,739   2,342,254   2,099,096
                                             ==========  ==========  ==========

  Gross case and loss expense reserves as a component of total gross reserves in 1998 increased to $1.4 billion from $863 million after the payment of $366 million in losses. One of the main reasons for the increase relates to the acquisition of Mid Ocean and its related reserves. The case reserves for the reinsurance operations at November 30, 1998 were $318 million compared to $27 million at the beginning of the year. Included in these reserves was $63 million established in respect to hurricane Georges and the SwissAir airline disaster. One of the contributing factors to the reduction in prior losses was the related reduction in loss reserves that were acquired with Mid Ocean. The balance of the change is not attributable to any single or group of related events, but to normal attrition as losses have developed over time into the Company's layers of exposure, consistent with the nature of excess casualty insurance.

  The 1998 current year losses reflect the inclusion of the operations of Mid Ocean acquired on August 7, 1998. The results include four months of XLMORe and three months of Brockbank. These operations incurred $169 million in gross losses for the reported period. These losses were largely attributable to Hurricane Georges and the SwissAir airline disaster. In addition, losses for Brockbank attach at the primary layers and therefore are more frequent in nature. Brockbank's losses are also significantly reinsured.

  Prior year incurred losses in 1998 were affected in part, by the release of insurance reserves established for the Company's professional lines. These reserves were reduced in accordance with actuarial estimates. In addition, reserves were released on certain specialty cover policies for the years 1995 through 1997 due to the absence of losses that would affect the Company's layers. These policies were for a three-year period, written on a claims made basis and expired in 1998.

  Due to the nature of the Company's general liability policy form and the level of coverage provided, with limits up to $200 million, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements."

Claims Administration

  All claims management activities are conducted by each insurance subsidiary of the Company at such subsidiary's offices. Claims management includes the review of initial loss reports, creation of claims files, administration of claims data base, generation of appropriate response to claims reports, including identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers.

  Claims arising from contracts written by the Company's reinsurance subsidiaries are managed in Bermuda by their own claims departments. Loss notifications are received from brokers, reviewed and entered into a claims database and loss reserves are established for the reinsurer's share of the loss. Loss reserves are adjusted based on receipt of further notifications from brokers. The claims handled by the Singapore branch are done in a similar manner at that location.

  Claims in respect of business written by corporate syndicate 1209 and XLMORe's London branch are entered into a claims database maintained at each location. Losses are primarily notified by various central market bureaus, such as through a daily electronic data interchange message. Where a syndicate is a "leading" syndicate on a Lloyd's policy, it will act with its underwriters and claims adjusters in dealing with the broker or insured on behalf of itself and the following market in dealing with the broker or insured for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movements in loss reserves to all syndicates participating on the risk. The claims departments can vary the case reserves it records from those advised by the bureaus and all adjustments are recorded on the claims system.

  Claims in respect of the direct motor business written by corporate syndicate 2253 are handled by Admiral Insurance Services ("Admiral") at two tele-servicing centers in Cardiff and Swansea, Wales. The majority of accidental damage claims are handled by Admiral's national network of 135 approved repair centers, most of which have direct video links with Admiral's in-house engineering team. Personal injury cases are handled by a team of in-house specialists who, where necessary, appoint attorneys from a preferred panel.

Investments

  The Finance Committee of the Board of the Company and management oversee investment strategy, establish guidelines for the various investment managers and implement investment decisions with the assistance of such managers. The current investment policy is based on a total return strategy and seeks to maximize investment income through a high-quality, diversified portfolio while focusing on preserving principal and maintaining liquidity. In this regard, at November 30, 1998, the Company's fixed income investment portfolio included U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 58% of which were rated Aa or AA or better by a nationally recognized rating agency. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Applicable insurance laws and regulations generally do not restrict the Company's investments except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory financial requirements. The Company's U.S. insurance subsidiaries and Brockbank are subject to restrictions on investment prescribed by laws applicable to such operations. At each of November 30, 1998, 1997 and 1996, 11%, 19% and 14% of the Company's investments in fixed maturity and short-term investments and 34%, 42% and 45% of the Company's investments in equity securities were represented by securities of non-U.S. issuers. The Company did not have an aggregate investment in a single entity (other than the U.S. government) in excess of 10% of total consolidated shareholders' equity at November 30, 1998, 1997 or 1996.

  The following table reflects investment results for the Company for each of the five years in the period ended November 30, 1997:

                                                   Net     Pre-Tax
                                                 Pre-Tax   Realized  Annualized
                                    Average     Investment  Gains    Effective
       Year Ended November 30,   Investments(1) Income(2)  (Losses)    Yield
       -----------------------   -------------- ---------- --------  ----------
                                            (dollars in thousands)
      1998......................   $5,323,308    $279,375  $191,795     5.25%
      1997......................    4,125,244     216,552   335,939     5.25
      1996......................    3,888,001     198,598   206,212     5.11
      1995......................    3,559,454     200,145    49,774     5.62
      1994......................    3,267,286     182,262   (95,197)    5.58

--------
(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

Regulation

 Bermuda

  The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of XLI and XLMORe. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. XLI and XLMORe are designated as Class 4 insurers under the Act because they carry on insurance and reinsurance business including excess liability business and property catastrophe reinsurance business, respectively. Class 4 insurers are required to maintain total statutory capital and surplus of not less than $100 million. Both companies are restricted from paying dividends in any one financial year in excess of 25% of the prior year's statutory capital and surplus unless the companies' directors attest such dividends will not cause the companies to fail to meet their relevant margins. As both companies are highly capitalized, they are not materially affected by this requirement. In addition to other regulatory requirements, each Class 4 insurer is required to appoint a loss reserve specialist, who must be approved by the Minister of Finance of Bermuda, to review and report on the loss reserves of the insurer on an annual basis. Other subsidiaries of the Company based in Bermuda, including XLFA, LARe and Reeve Court, are also subject to regulation under the Act.

 Republic of Ireland

  XLE is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its operations, however, are largely restricted to the Republic of Ireland and are subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Companies Act of 1963 to 1990 and a range of Irish Insurance Acts from 1909 through 1995 (the "Irish Acts"). In addition, there is a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Framework Regulations, 1994, the European Communities (Insurance Undertakings Accounts) Regulations, 1996 and a range of other European Communities Regulations and administrative rules (the "Irish Regulations").

  XLE's insurance activities are subject to extensive regulation in the Republic of Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in the Republic of Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister for Enterprise, Trade and Employment (the "Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the Department of Enterprise, Trade and Employment.

 United States

  The Company's U.S. insurance subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including requirements as to premium rates and policy forms, adequacy of reserves, types and quality of investments, dividends and changes of control. Any entity wishing to acquire more than 10 percent of the voting securities of the Company would require prior regulatory approval from one or more U.S. state insurance regulatory authorities. Brockbank, via Lloyd's, is licensed in the states of Illinois and Kentucky and in the U.S. Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan. Brockbank Insurance Services, Inc. is licensed in California as a surplus and special lines broker.

  The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as XLI and XLMORe, which conduct their businesses in Bermuda. The Company believes it and its subsidiaries are not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could indirectly require the Company's non-U.S. subsidiaries to, among other things, register as surplus lines insurers. The Company believes that generally its subsidiaries could meet and comply with the requirements to be registered as surplus lines insurers and such compliance would not have a material impact on the ability of the Company's subsidiaries to conduct their businesses. There can be no assurance, however, that the activities of the Company's subsidiaries will not be challenged in the future or that the Company's subsidiaries will be able to successfully defend against such challenges or that legislation will not be enacted that will affect its subsidiaries' ability to conduct their businesses or subject them to additional U.S. regulation.

 United Kingdom

  The United Kingdom Financial Services Authority ("UK FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. XLMORe, through its London branch, "effects and carries on" business in the United Kingdom and is therefore regulated by the UK FSA.

 Lloyd's

  As a result of the Company's ownership of Brockbank, the Company and Brockbank are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of The Lloyd's Act of 1982 through bye-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders and capital providers. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or a managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the "CCVs") and managing agencies.

  A person would be viewed by Lloyd's as a "major shareholder" of the CCVs if such person owns 15% or more of the Company's outstanding capital stock and as a "controller" if it owns 30% or more of the Company's outstanding capital stock. Therefore, any person that becomes the owner of 15% or more of the Company's stock may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement.

  As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in The Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the CCVs or the Brockbank group as a whole to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. The CCVs, as corporate members of Lloyd's, are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

  The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

 Other

  The Company is subject to regulation in Australia, Singapore and Germany as a result of its representative offices and branches in such jurisdictions. The Company or its subsidiaries also may become subject to regulation in jurisdictions not described herein from time to time based on their activities.

Tax Matters

 Corporate Income Tax

  The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have ever paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business in the United States; however, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986 (the "Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service ("IRS") will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda or the Republic of Ireland, such businesses were attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a material adverse effect on the Company's shareholders' equity and earnings.

  Lloyd's names are required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates in which they participate. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the names in proportion to their participation in the relevant syndicates. The CCVs are subject to this arrangement but, as UK domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge.

  Certain subsidiaries of the Company and certain branches and offices of such subsidiaries are located in taxable jurisdictions such as the United States, the United Kingdom, Ireland, Australia, Singapore and Germany. The Company pays corporate income taxes and other taxes, including applicable value added and premium taxes, to which its subsidiaries and their branches and offices are subject in such jurisdictions.

Employees

  At November 30, 1998, the Company and its subsidiaries employed a total of 506 employees; of which 181 were located in Bermuda, 261 were located in the United Kingdom, 43 in the Republic of Ireland, 6 in the United States with the balance located in the Company's offices in Munich and Singapore. None of the these employees are represented by a labor union, and the Company believes that its employee relations are excellent.

Item 2. Properties

  The Company rents space for its principal executive offices under leases which expire up to June 2009. Total rent expense for the years ended November 30, 1998, 1997 and 1996 were approximately $3.7 million, $2.1 million and $1.8 million, respectively. Future minimum rental commitments under existing leases are expected to be approximately $4.0 million annually. In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of this development, including the land, is expected to be approximately $110.0 million, of which $23.7 million has been spent to date. It is estimated that the headquarters project will be completed early in 2001.

Item 3. Legal Proceedings

  The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation in the normal course of its business. Although most of its insurance policies provide for resolution of disputes by arbitration in London, XLI has been sued several times in United States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of November 30, 1998, the Company was not a party to any material litigation other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

  The Company, Mid Ocean and the directors of Mid Ocean have been named as defendants in a purported class action lawsuit (the "Shareholder Action") filed in connection with the Arrangements in the Supreme Court, County of New York, State of New York (the "Supreme Court"). Harbor Finance Partners v. Newhouse, et al., C.A. No. 1998/601266. The Shareholder Action alleges that the defendants breached their fiduciary duties to the Mid Ocean shareholders by failing to exercise independent business judgment (due to their alleged conflict of interest) and by agreeing to sell Mid Ocean at an unfair and inadequate price. The Shareholder Action is brought on behalf of a purported class of persons consisting of Mid Ocean shareholders other than the defendants. As relief, the Shareholder Action seeks, among other things, an order enjoining consummation of the Arrangements, or, in the event the Arrangements are consummated, rescission of the Arrangements, and an award of compensatory damages in an unspecified amount, as well as costs, including fees for plaintiff's counsel and experts' fees and expenses. On January 25, 1999, the Supreme Court granted the defendants' motion to dismiss the Shareholder Action on the grounds that the Shareholder Action (i) failed to state a claim upon which relief may be granted under Cayman Islands law and (ii) was not brought in an appropriate forum (forum non conveniens). The Supreme Court's decision is subject to appeal.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

  The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended November 30, 1998.

   Name                   Age                           Position
   ----                   ---                           --------
Brian M. O'Hara.........   50 President, Chief Executive Officer and Director of
                              the Company
Robert R. Lusardi.......   42 Executive Vice President and Chief Financial Officer
                              of the Company.
Robert J. Cooney........   44 Executive Vice President of the Company and
                              President and Chief Executive Officer of XLI
Henry C. V. Keeling.....   43 Executive Vice President of the Company and
                              President and Chief Executive Officer of XLMORe
Mark E. Brockbank.......   46 Executive Vice President of the Company and
                              Chief Executive Officer of Brockbank
K. Bruce Connell........   46 Executive Vice President of the Company and President and
                              Chief Executive Officer of XL Capital Products Ltd
Christopher V. Greetham.   54 Executive Vice President and Chief Investment Officer of the
                              Company
Paul S. Giordano........   36 Senior Vice President, General Counsel and Secretary of
                              the Company, XLI and XLMORe

  Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XLI and XLMORe, and was Chief Executive Officer of XLI until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

  Robert R. Lusardi has been Executive Vice President and Chief Financial Officer of the Company since February 1998. Prior to joining the Company, Mr. Lusardi was Managing Director at Lehman Brothers from 1980 to 1998.

  Robert J. Cooney has been Executive Vice President of the Company since March 1995 and President and Chief Executive Officer of XLI since August 1998, having previously served as President and Chief Operating Officer of XLI from December 1995, having previously served as Executive Vice President and Chief Underwriting Officer of XLI from 1992, and as a Senior Vice President from 1987.

  Henry C. V. Keeling has been Executive Vice President of the Company and President and Chief Executive Officer of XLMORe since August 1998. Mr. Keeling was President, Chief Operating and Underwriting Officer of MORe from 1992 to 1998, and previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd. and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

  Mark E. Brockbank has been Executive Vice President of the Company since August 1998 and is a director and the Chief Executive Officer of Brockbank. Mr. Brockbank has been employed at Lloyd's since 1974 when he joined Willis Faber Dumas as a marine broker. He was an underwriter of syndicate 861 from 1983 through to 1998. He was appointed a Director of Brockbank Syndicate Management Ltd in 1983 and of The Brockbank Group plc in 1988.

  K. Bruce Connell has been Executive Vice President of the Company since March 1998 and is President and Chief Executive Officer of XL Capital Products Ltd. Mr. Connell previously served as President and Chief Operating Officer of XLGRe from November 1997 to August 1998, President of XLGRe from December 1995 and as Senior Vice President of XLI from 1990 to 1995.

  Christopher V. Greetham has been an Executive Vice President of the Company since December 1998 and has served as its Chief Investment Officer since 1996. From 1996 until December 1998, Mr. Greetham was a Senior Vice President of the Company. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd. from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

  Paul S. Giordano has been Senior Vice President and General Counsel of the Company and XLI since January 1997. Mr. Giordano was appointed Secretary of the Company and XLI on December 31, 1997. Mr. Giordano was appointed Senior Vice President, General Counsel and Secretary of XLMORe in August 1998. Mr. Giordano was associated with major law firms in New York and London prior to joining the Company.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

  (a) The Company's Class A Ordinary Shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol XL.

  The following table sets forth the high and low closing sales prices per share of the Company's Class A Ordinary Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, adjusted for the one-for-one stock dividend on July 26, 1996.

                                                                  High     Low
                                                                 ------- -------
      1997:
        1st Quarter............................................. $45.000 $36.500
        2nd Quarter.............................................  44.500  39.000
        3rd Quarter.............................................  57.500  44.500
        4th Quarter.............................................  64.000  55.063
      1998:
        1st Quarter............................................. $66.688 $59.063
        2nd Quarter.............................................  80.813  66.938
        3rd Quarter.............................................  83.250  66.813
        4th Quarter.............................................  77.688  62.125

  Each Class A Ordinary Share has one vote, except that if, and so long as, the Controlled Shares of any person constitute ten percent (10%) or more of the issued Class A Ordinary Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power of approximately ten percent (10%), pursuant to a formula specified in the Articles of Association. "Controlled Shares" shall include, among other things, all Class A Ordinary Shares for which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934).

  (b) The approximate number of record holders of Class A Ordinary Shares as of November 30, 1998 was 360.

  (c) The Company paid four regular quarterly dividends in 1997, three of $0.32 per share to shareholders of record at February 6, April 22 and July 11 and one of $0.40 per share to shareholders of record at September 25.

  The Company paid four regular quarterly dividends in 1998, three of $0.40 per share to shareholders of record on February 6, April 16 and July 15 and one of $0.44 per share to shareholders of record on
September 28.

  The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs, the capital and surplus requirements of the Company's operating subsidiaries and regulatory considerations.

  As a holding company, the Company's principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable insurance laws and regulations of Bermuda, the United States and the United Kingdom, including those promulgated by the Society of Lloyd's. In order to pay dividends, the amount of which is limited to accumulated net realized profits, XLI and XLMORe must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At November 30, 1998, XLI and XLMORE could have paid dividends in the amount of approximately $1.8 billion and $1.3 billion, respectively. Neither the Company nor any of its material subsidiaries other than XLI, XLMORe, XLE, XLIA or XLRS had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future.

  (d) Rights to purchase Class A Ordinary Shares were distributed as a dividend at the rate of one Right for each outstanding Class A Ordinary Share held of record as of the close of business on October 31, 1998. Each

Right will entitle holders of XL Class A Ordinary Shares to buy one ordinary share at an exercise price of $350.00. The Rights would be exercisable, and would detach from the Class A Ordinary Shares, only if a person or group were to acquire 20 percent or more of XL's outstanding Class A Ordinary Shares, or were to announce a tender or exchange offer that, if consumated, would result in a person or group beneficially owning 20 percent or more of XL's Class A Ordinary Shares. Upon a person or group without prior approval of the Board acquiring 20 percent or more of XL's Class A Ordinary Shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL Class A Ordinary Shares (or, in certain circumstances, Class A Ordinary Shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price, XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A Ordinary Shares being authorized and unissued for issuance upon exercise of the Rights.

  (e) On November 3, 1998, the Company issued 1,066,667 Class A Ordinary Shares to FSA in connection with entering into the FSA Joint Venture. The consideration for the Class A Ordinary Shares was common stock of FSA. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption provided under Section 4(2) of such Act.

Item 6. Selected Financial Data

  The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
                            (in thousands of U.S. dollars, except per share
                                          amounts and ratios)
Income Statement Data:
  Gross premiums
   written.............. $  806,861  $  441,290  $  729,446  $  698,020  $  638,294
  Net premiums written..    672,044     316,626     597,102     694,337     627,987
  Net premiums earned...    685,200     540,653     517,892     558,049     521,177
  Net investment income.    279,375     216,552     198,598     200,145     182,262
  Net realized gains
   (losses).............    191,795     335,939     206,212      49,774     (95,197)
  Equity in net income
   of affiliates........     47,980      65,882      59,249      51,074      25,028
  Losses and loss
   expenses.............    390,483     365,325     405,357     440,922     407,172
  Acquisition costs and
   administration
   expenses.............    197,864      98,665      79,476      83,602      81,219
  Interest expense......     11,523       7,176         --          --          --
  Amortization of
   intangible assets....     23,926       5,844         --          --          --
  Income before minority
   interest and income
   tax expense..........    593,852     682,016     497,118     334,518     144,879
  Net income............    587,663     676,961     494,313     332,798     143,954
  Net income per share--
   basic (1)(2)......... $     6.32  $     7.95  $     5.45  $     6.48  $     2.66
  Net income per share--
   diluted (1)(2)....... $     6.20  $     7.84  $     5.41  $     6.44  $     2.65
  Weighted average
   shares outstanding--
   basic (2)............     92,975      85,120      90,734      51,326      54,088
  Weighted average
   shares outstanding--
   diluted (2)..........     94,785      86,314      91,328      51,648      54,338
  Cash dividends per
   share (2)............ $     1.64  $     1.36  $     0.95  $     0.71  $     0.62
Balance Sheet Data:
  Total investments..... $6,462,396  $4,254,668  $3,772,976  $3,355,295  $2,943,712
  Cash and cash
   equivalents..........    443,654     394,599     252,734     673,433     456,176
  Investment in
   affiliates...........    154,044     517,396     414,891     351,669     230,852
  Total assets.......... 10,108,650   6,088,462   5,031,538   4,721,466   3,853,152
  Unpaid losses and loss
   expenses.............  3,121,739   2,342,254   2,099,096   1,920,500   1,665,434
  Loans payable.........    301,000     141,000      11,000         --          --
  Shareholders' equity..  4,817,880   2,479,130   2,116,038   2,006,133   1,684,393
  Book value per share
   (2).................. $    43.09  $    29.37  $    24.27  $    21.22  $    15.73
  Fully diluted book
   value per share (2).. $    42.79  $    29.33  $    24.21  $    21.11  $    15.73
Operating Ratios:
  Loss and loss expense
   ratio................       57.0%       67.6%       78.3%       79.0%       78.1%
  Underwriting expense
   ratio................       26.3        18.2        15.3        15.0        15.6
  Combined ratio........       83.3        85.8        93.6        94.0        93.7

--------
(1) Net income per share is based on the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period as required by Statement of Financial Accounting Standard No. 128.
(2) All share and per share information has been retroactively restated to give effect to a one for one stock dividend paid to shareholders of record on July 26, 1996.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

 Results of Operations for the Years Ended November 30, 1998, 1997 and 1996

  The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8.

  The following table presents an analysis of the Company's revenues for the years ended November 30, 1998, 1997 and 1996 (U.S. dollars in thousands):

                                     1998    Change      1997    Change   1996
                                  ---------- ------   ---------- ------ --------
Net premiums earned.............. $  685,200  26.7%   $  540,653   4.4% $517,892
Net investment income............    279,375  29.0%      216,552   9.0%  198,598
Net realized gains...............    191,795    NM       335,939    NM   206,212
Equity in net earnings of
 affiliates......................     47,980 (27.2)%      65,882  11.2%   59,249
Fee and other income.............     13,298    NM           --     NM       --
                                  ----------          ----------        --------
                                  $1,217,648          $1,159,026        $981,951
                                  ==========          ==========        ========

  Both net earned premiums and net investment income increased significantly in 1998 over 1997, compared to the change from 1996 to 1997. These results were affected by the Company's acquisition of GCR in June 1997 and the merger with Mid Ocean in August 1998. Accordingly, such growth may not be indicative for future periods.

  Mid Ocean prior to the acquisition was an affiliate of the Company. Consequently, the equity in net earnings from affiliates only reflects the Company's share of Mid Ocean's earnings for the first nine months of 1998. Subsequent results for Mid Ocean are now consolidated.

  The Company is effectively organized into three business operations: insurance, reinsurance and Lloyd's Syndicates.

  The insurance business is written primarily by XLI, based in Bermuda, and its subsidiaries, XLE, based in Dublin, Ireland, XLIA and XLRS, based in New York and Connecticut, respectively. The insurance operations are leading providers of high excess coverage for general third party liability, other liability, including directors and officers, professional and employment practices liability, property and other specialty covers.

  The reinsurance business is written primarily by XLMORe, based in Bermuda, with branch operations in London and Singapore and an office in Munich. It also has controlling ownership of LARe. MORe, a subsidiary of Mid Ocean, was acquired by merger on August 7, 1998, and was amalgamated with XLGRe. The reinsurance group is a leading writer of property catastrophe, other property, including property excess of loss and property pro rata, marine and energy, aviation and satellite and specialty liability and other covers.

  The Lloyd's operations are managed by Brockbank which provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These syndicates write property, marine and energy, aviation and satellite, professional indemnity, motor and other specialty lines primarily of insurance but also reinsurance, to a globally diverse group of clients. The Brockbank operations were acquired through the merger with Mid Ocean. The results of Brockbank are only included in the Company's 1998 fourth quarter. Premiums written for the first nine months relate to the Company's interest in Venton Holdings Limited ("Venton"). The Company's interest in Venton was sold in the fourth quarter of the Company's 1998 fiscal year.

Premiums

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (in thousands)
Gross premiums written
 Insurance Operations

  General liability............................... $185,081  $252,790  $432,002
  Other liability.................................  161,423   127,321   111,892
  Property........................................   35,567    38,261    40,691
  Other...........................................   42,213        --        --
 Reinsurance Operations
  Property catastrophe............................   89,084   (78,331)   64,130
  Other property..................................   29,014    17,069     2,111
  Marine and energy...............................   26,169    17,797    20,931
  Aviation and satellite..........................   37,602    37,470    13,433
  Other...........................................   79,909    28,913    44,256
 Lloyd's Syndicates...............................  120,799        --        --
                                                   --------  --------  --------
                                                    806,861   441,290   729,446
Multi-year premiums...............................  (26,433)  115,645  (164,033)
                                                   --------  --------  --------
                                                   $780,428  $556,935  $565,413
                                                   ========  ========  ========
Net premiums written
 Insurance Operations
  General liability............................... $136,095  $150,816  $319,745
  Other liability.................................  152,491   116,230   101,818
  Property........................................   24,822    29,367    30,678
  Other...........................................   36,875        --        --
 Reinsurance Operations
  Property catastrophe............................   76,549   (78,940)   64,130
  Other property..................................   25,335    17,068     2,111
  Marine and energy...............................   24,714    17,797    20,931
  Aviation and satellite..........................   37,332    37,470    13,433
  Other...........................................   75,029    26,818    44,256
 Lloyd's Syndicates...............................   82,802        --        --
                                                   --------  --------  --------
                                                    672,044   316,626   597,102
Multi-year premiums...............................  (22,116)  122,762  (129,432)
                                                   --------  --------  --------
                                                   $649,928  $439,388  $467,670
                                                   ========  ========  ========
Net premiums earned
 Insurance Operations
  General liability............................... $178,735  $263,543  $325,777
  Other liability.................................   95,166    91,364    80,427
  Property........................................   23,273    21,264    20,622
  Other...........................................    5,124        --        --
 Reinsurance Operations
  Property catastrophe............................  122,199    40,892    26,927
  Other property..................................   42,247    16,581       419
  Marine and energy...............................   31,068    20,420    21,536
  Aviation and satellite..........................   44,033    36,421     7,256
  Other...........................................   70,478    50,168    34,928
 Lloyd's Syndicates...............................   72,877        --        --
                                                   --------  --------  --------
                                                   $685,200  $540,653  $517,892
                                                   ========  ========  ========

  The growth in gross and net premiums written and net premiums earned have been affected by the Company's acquisitions (as discussed previously), the development of new product lines and the ability to maintain a relatively high level of policy retention despite the highly competitive environment that the Company and its subsidiaries operate in.

  The increase in gross premiums written of $356.6 million in 1998 compared to 1997 was caused by several factors. The level of multi-year premiums written increased in 1998 compared a decline in such business in 1997. The 1997 fiscal year was negatively affected by several multi-year property catastrophe contracts which were rewritten during the year resulting in the return of premiums written for future years that had not yet been collected or earned. This also resulted in a reduction of premiums receivable and unearned premiums.

  Additionally, as previously mentioned, the growth in gross premiums written was affected by the acquisitions of GCR and Mid Ocean. The 1998 year includes a full year of GCR's premiums compared to five and a half months in 1997, plus four months of Mid Ocean results and three months of Brockbank results. The GCR and Mid Ocean premiums are included under Reinsurance Operations and the Brockbank premiums are included under Lloyd's Syndicates.

  Property catastrophe premiums through the first nine months of 1998 reflect business assumed primarily by XLGRe prior to its amalgamation with MORe while premiums thereafter reflect the combined MORe and XLGRe. Other reinsurance represents specialty liability reinsurance related primarily to tailored programs written by XLI.

  Premiums written by Lloyd's Syndicates for the first nine months of the year, approximately $25 million gross and $7 million net, relate solely to the Company's interest in Venton. As mentioned previously, Venton was sold in the fourth quarter of 1998. Accordingly, all results from Lloyd's Syndicates from the fourth quarter of 1998 and forward are attributable to Brockbank.

  Gross premiums written in 1998 and 1997 were also affected by a significant decline in premiums written for general liability insurance. The Company continues to experience high levels of competition, particularly on a price basis and coverage terms, although business retention has remained in excess of 80%. Policy retention for general liability insurance was 86.1% in 1998 compared to 80.1% in 1997 and 87.9% in 1996. The Company's response has been to move generally to higher attachment levels which results in lower premiums as the Company moves further away from risk. As at November 30, 1998, the average limits for general liability insurance was $84.4 million in excess of $135.2 million attachment point, as compared to average limits of $86.4 million and $80.2 million in excess of attachment points of $104.0 million and $78.7 million for the years ended November 30, 1997 and 1996, respectively.

  Other liability insurance (comprising mostly professional lines), increased significantly primarily as a result of several tailored multi-year programs written in the year. These transactions tend to be complex in nature and often take a significant period of time to structure, thus premiums written in any given year may not be representative of future years and/or may be irregular in nature.

  The growth in net premiums written (gross premiums net of reinsurance ceded) in 1998 over 1997 was likewise affected by the above mentioned factors. In addition, the Insurance Operations purchased general liability excess of loss reinsurance contract for $33.8 million at the beginning of the Company's 1997 fourth quarter resulting in a reduction of net premiums written. Such reinsurance was extended to the Company's year end and has been renewed for 1999. There was no equivalent reinsurance for 1996.

  The increase in net premiums earned reflects the corresponding growth in net premiums written. Unlike net premiums written, the timing differences created by the writing of multi-year premiums are smoothed as net premiums are earned over the lives of the policies. Thus net earned premiums earned may give a better indication of the trends in the Company's underlying business.

Net Investment Income

                                                1998     1997     1996
                                              -------- -------- --------
                                                        (in thousands)
Net investment income........................ $279,375 $216,552 $198,598

  The increase in net investment income in 1998 over 1997 is due to a number of factors. The average asset base increased primarily due to the merger with Mid Ocean during the third quarter of 1998 and the Company's positive operational cash flow. In addition, the average yield of the portfolio was higher due to a widening of interest spreads and a decrease in the proportionate amount of equity securities held as a percentage of the total investment portfolio.

  Similarly, in 1997, the average asset base increased with the acquisition of GCR. Average investment yields were also higher than 1996. The proportion of equity securities relative to the fixed income portfolio decreased marginally in 1997 compared to 1996.

Net Realized Investment Gains

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
Net realized investment gains....................... $191,795 $335,939 $206,212

  Gains realized in 1998 reflected the strong performance of both the equity and certain sectors of the fixed income markets early in 1998, offset by dramatic price declines in the third quarter, followed by recoveries in the fourth quarter. Regarding the latter, generally declining interest rates and sector volatility have resulted in spreads widening in the corporate and mortgage markets, thereby providing the Company with opportunities to increase the yield on its investments despite the general decline in interest rates. Also, volatile markets may promote opportunities for the Company's investment managers to pursue their total return objectives with a goal of generating investment gains in the process.

  The equity markets world-wide have remained strong but also have been subject to greater volatility through the year. This resulted in $136.7 million in gains being realized as some of the Company's equity managers locked in gains where they felt valuations had reached their targets. The Company also sold its minority investment in Venton during the fourth quarter, realizing a $14.1 million gain.

  During 1997, both the fixed income and equity portfolios were restructured, resulting in above normal turnover of the portfolio and contributing to the significant gains realized during the year. Market conditions were also very strong during 1997. The Company also maintains a synthetic equity portfolio holding S&P 500 Index futures that realized net gains of $25.8 million and $37.4 million for the years ended November 30, 1998 and 1997, respectively.

Equity in Net Income of Affiliates

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in thousands)
Equity in net income of affiliates..................... $47,980 $65,882 $59,249

  Equity in net income from affiliates was derived mostly from the Company's equity position in Mid Ocean, which ended in August 1998 upon the acquisition of the balance of the outstanding Mid Ocean shares. As a result, only nine months of earnings were accounted for on this basis in 1998, compared to a full year in 1997.

  The increase in equity in net income of affiliates in 1997 over 1996 reflected an improvement in reported earnings of Mid Ocean plus contributions of $3.9 million from the Company's equity positions in Risk Capital Holdings, Inc. and certain limited partnerships. No positive contributions were recorded from these affiliates in 1998.

Fee and Other Income

                                                                1998   1997 1996
                                                               ------- ---- ----
                                                                (in thousands)
Fee and other income.......................................... $13,298 --   --

  Approximately one half of all fee income represents net managing agency income for fees earned by Brockbank and are only for one reported quarter in 1998. These fees are received from the management of Lloyd's syndicates, and profit commissions are earned under GAAP based upon estimated results of the syndicates managed. Profit commissions are settled and paid to the managing agent after an underwriting year has been closed under Lloyd's rules, which is normally three years after its inception.

  Of the remaining balance, $2.2 million represents a fee to the Company's insurance operations for structuring a specialty insurance cover and $3.6 million represents a distribution from one of its limited partnership investments.

Combined Ratio

                                                               1998  1997  1996
                                                               ----- ----- -----
Loss and loss expense ratio................................... 57.0% 67.6% 78.3%
Underwriting expense ratio.................................... 26.3% 18.2% 15.3%
                                                               ----- ----- -----
Combined ratio................................................ 83.3% 85.8% 93.6%
                                                               ===== ===== =====

  The decrease in the loss ratio primarily reflects the diversification of the Company's business over the past two years to include a lower proportion of liability business, which tends to be long-tail in nature. Loss ratios for this longer tail business can be higher but usually pay out claims over several years. The Company experienced lower losses in shorter tail lines resulting in an overall lower loss ratio. The decrease in the proportion of longer tail business will cause overall Company loss ratios to decrease in periods of low catastrophic activity. It should also be noted that the converse may also occur.

  The 1998 year reflects a full year of the results of GCR acquired in June 1997 and four months of MORe acquired in August 1998. Most of the business written by these companies is short tail in nature.

  The 1998 loss ratio was also affected by the reduction of insurance reserves established for the Company's professional lines to bring them in line with updated actuarially determined reserve estimates. The Company generally attempts to take a conservative stance with respect to initial reserves, particularly on new lines of business due to the limited loss development the Company would have experienced to date and the long tail nature of certain lines of cover. In addition, reserves were reduced on specialty cover policies for the years 1995 through 1997 due to the absence of losses on these policies. These policies were for a three-year period, written on a claims made basis, and expired in 1998.

  During the fourth quarter of 1998 the Company incurred reinsurance losses of $63 million relating to Hurricane Georges and the SwissAir airline disaster. These losses were offset in part by reserves accrued during the year that were transferred to the Company through the merger with Mid Ocean.

  Prior to the acquisition of GCR, reinsurance business was not a significant component of the Company's total book of business. As the relative proportion of this business increased, the loss ratio decreased for the reasons explained above resulting in a lower loss ratio in 1997 over 1996.

  The increase in the expense ratio reflects the change in the Company's business mix. The reinsurance and Lloyd's syndicate businesses typically have higher acquisition costs than the Company's insurance business.

  The underwriting expense ratio excludes interest costs, the amortization of intangible assets and one time charges totaling $17.5 million associated with the realignment of the Company's reinsurance systems and operations. XLGRe and MORe were amalgamated in August 1998, requiring the merging of data from two different underwriting systems to effectively monitor the spread of geographic and other risks. This also required the conversion of all the contracts on one system to the other. Duplicate office facilities were closed and their associated capitalized costs were expensed. The Company's severance costs relating to redundant staff were expensed as well as certain professional expenses incurred in connection with the merger.

Net Income

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in thousands except per
                                                        share amounts)
Income excluding net realized gains on
 investments, amortization of intangible assets
 and one time realignment charges................ $437,254  $346,836  $288,101
Net realized gains...............................  191,795   335,939   206,212
Amortization of intangible assets................  (23,926)   (5,844)      --
Alignment charges................................  (17,460)      --        --
                                                  --------  --------  --------
Net income....................................... $587,663  $676,961  $494,313
                                                  ========  ========  ========
Earnings per share--basic........................ $   6.32  $   7.95  $   5.45
                                                  ========  ========  ========
Earnings per share--diluted...................... $   6.20  $   7.84  $   5.41
                                                  ========  ========  ========

  Net income for 1998 decreased over 1997 which had increased over 1996 primarily due to the amount of investment gains realized in 1997 compared to 1998 and 1996. The increase in income before realized gains and the other disclosed charges in 1998 and 1997 reflect the Company's acquisitions of Mid Ocean on August 7, 1998 and GCR on June 12, 1997. Earnings per share were also affected by the weighted average number of shares outstanding. On a diluted basis, these were 94,785,000 shares for 1998, 86,314,000 shares for 1997 and 91,328,000 for 1996. The decrease in the weighted average number of shares outstanding in 1997 reflects the repurchase of shares in 1996 and 1997. The increase in the number of shares for 1998 is primarily due to the issue of shares in exchange for Mid Ocean Limited shares.

Financial Condition and Liquidity

  As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries, and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws, rules and regulations of Bermuda, the United States, the Republic of Ireland and the United Kingdom insurance law and regulations, including those promulgated by the Society of Lloyd's. In order to pay dividends, the amount of which is limited to accumulated net realized profits, XLI and XLMORe must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At November 30, 1998, XLI and XLMORe could have paid dividends in the amount of approximately $1.8 billion and $1.3 billion, respectively. Neither the Company nor any of its material subsidiaries other than XLI, XLMORe, XLE, XLIA and XLRS had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at November 30, 1998 was $4.8 billion, of which $2.4 billion was retained earnings.

  At November 30, 1998, total investments and cash net of unsettled investment trades was $6.4 billion, compared to $4.3 billion at November 30, 1997. The increase is due to the acquisition of cash and investments included in the merger with Mid Ocean, as well as the reinvestment of investment income and realized gains and the strengthening of the bond and equity markets during the year. However, as the Company's long-tail casualty insurance business matures over the next three to five years, it is possible that claims payments may increase due to the increased exposure to events which occurred in prior years but have not yet been reported or paid. It is also possible that funds available for investment will be reduced as compared to prior years due to potential increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at November 30, 1998 represented approximately 83% of invested assets and were managed by several outside investment managers with different strategies. Of the fixed income securities, 83% are of investment grade, with 58% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

  The payable for investments purchased has increased from $382.3 million at November 30, 1997 to $526.4 million at November 30, 1998. This increase results from timing differences as it is the Company's policy to account for its investments on a trade basis.

  In fiscal 1996, 1997 and 1998, the total amount of losses paid by the Company was $302.6 million, $267.2 million and $366.5 million respectively.

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

  The Company commenced its initial stock repurchase program in September 1993 as authorized by its Board of Directors and obtained approval for subsequent programs as each program was completed. On January 24, 1997, the Board of Directors authorized the Company to repurchase 3 million shares as circumstances warrant. As at November 30, 1997, the Company had purchased 595,000 shares at cost of $25.3 million. On March 13, 1998, the Board of Directors discontinued this program with 2.4 million shares remaining and replaced it with an authorization to repurchase $500 million of its shares. Of this amount, $300 million was used to repurchase 3.7 million shares related to the merger with Mid Ocean. In addition, the Company had purchased a further 732,000 shares at a cost of $51.2 million during the year. On January 22, 1999, the Board of Directors discontinued this program with $148.8 million remaining and replaced it with an authorization to repurchase $500 million of its shares.

  On June 11, 1997, subsidiaries of the Company obtained two revolving lines of credit each for $250 million, one for 364 days and the other for 5 years. The one-year facility has been extended until June 1999. These facilities are provided by a syndicate of banks in order to facilitate strategic acquisitions and to supplement operational cash flow. The weighted average interest rate on the funds borrowed during 1998 was 5.667%. The balance of the loan outstanding under the facilities as at November 30, 1998 was $190 million, which was extended for an additional three months at its due date on December 16, 1998. This amount represents the balance remaining of $250 million that was borrowed to fund the cash election option available to shareholders in connection with the Mid Ocean merger.

  Mid Ocean had obtained multi-currency committed lines of credit provided by a syndicate of banks which provides for unsecured borrowing up to an aggregate amount of $200 million subject to certain conditions in

August 1997. The Mid Ocean facility is split evenly between a 364-day and a 5-year facility. These facilities remained in place following the merger with Mid Ocean. In August 1998, $50 million was borrowed from the 5-year facility and used by the Company in connection with the purchase of shares as part of the Mid Ocean merger. This was repaid in November 1998.

  In 1998, X.L. America, Inc. ("XLA") obtained an unsecured revolving line of credit of $100 million for 364 days from a U.S. bank. During the year the full amount of this facility was borrowed and used to fund the Company's U.S. operations. This line of credit was replaced in December 1998 with a $150 million commercial paper funding facility of which $100 million has been drawn. XLI guarantees the indebtedness of XLA under this facility.

  On February 27, 1998, subsidiaries of the Company obtained a $500 million letter of credit facility from a syndicate of banks, which is secured against the Company's investment portfolio. This facility is used to collateralize certain reinsured's technical reserves with the Company. The Company has committed to letters of credit of approximately $80.6 million as at November 30, 1998.

  Mid Ocean had a $325 million letter of credit facility with Citibank N.A., London Branch, which is secured against its investment portfolio. Letters of credit totaling approximately $223.0 million under this facility were outstanding as at November 30, 1998.

Year 2000 Considerations

  The Company is exposed to risks associated with Year 2000 issues in terms of both the technology systems on which it depends and the underwriting exposures which it assumes.

  In 1997, the Company initiated a project to address Year 2000 issues with respect to the Company's computer software and information technology systems as well as its non-information technology systems. The project has two distinct areas of focus--assessment of the Year 2000 compliance of the Company's software, systems and technology platforms, and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

  The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by June 1999. The Company estimates that through November 30, 1998 the remediation and validation efforts are approximately 50% complete, with the costs through such date aggregating approximately $3 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows.

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

  All insurance and reinsurance subsidiaries of the Company examine the potential exposure to Year 2000-related risks associated with the coverages that they provide. In some instances, Year 2000-related risks are expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In view of the inherent uncertainties surrounding the likelihood that Year 2000-related risks will materialize and the extent to which such risks will result in insurance and reinsurance losses, it is not possible at this time to estimate the Company's potential exposure, if any, to claims associated with Year 2000-related issues.

Financial Risk Management

  This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses or lack of losses.

  The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. dollars and non-U.S. currencies. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.

  An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 4.6% or $246 million on the Company's fixed income portfolio as of November 30, 1998.

  The Company has short term debt outstanding. Interest rates are LIBOR based. Accordingly, any changes in interest rates will affect interest expense. The Company only has open positions on its five year facility. There are three and a half years remaining before this facility must be renewed.

  In evaluating the impact of price changes of the equity portfolio, including the synthetic portion thereof, the annual volatility (standard deviation adjusted to an immediate time horizon) of the S&P (Standard and Poor's) Index and the Morgan Stanley EAFE (European Australia Far East) Index were used as proxies for U.S. and non-U.S. securities, respectively. Based upon one standard deviation, total return would be impacted by $12 million. A 10% change in equity prices would effect total return by approximately $113 million.

 Foreign Currency Exposure Management

  The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designated as specific hedges for financial reporting purposes and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract will not be entered into. At November 30, 1998, forward foreign exchange contracts with notional principal amounts totaling $322.3 million were outstanding. The fair value of these contracts as at November 30, 1998, was $308.4 million with unrealized losses of $13.9 million. Gains of $3.8 million were realized during the year. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at November 30, 1998 would have resulted in approximately $11.2 million in unrealized gains and $33.2 million in unrealized losses.

  In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At November 30, 1998, the Company had $2.4 million of such contracts outstanding, and had recognized a total of $0.4 million in realized and unrealized losses for the twelve month period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at November 30, 1998, would have had no material effect on income.

  The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. Dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At November 30, 1998 the Company had, as hedges, foreign exchange contracts for the sale of $17.5 million and the purchase of $0.1 million of foreign currencies at fixed rates, primarily New Zealand Dollars (73% of net contract value), Danish Kroner (14%) and Swedish Kroner (13%). The market value of non-U.S. Dollar fixed maturities held by the Company as at November 30, 1998 was $19.0 million.

  Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at November 30, 1998, unrealized deferred losses amounted to $0.1 million, and were offset by corresponding decreases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at November 30, 1998, realized deferred losses amounted to $2.0 million.

  In January 1999, eleven Member States of the European Union ("EU") began their participation in the EU's Economic and Monetary Union pursuant to which participating Member States currencies were converted into the Euro, the common currency for the EU. The Company is uncertain as to the impact of the conversion on its business and financial condition and the Company has not yet initiated a detailed analysis and plan with respect to the Euro. Although the Company does not anticipate the costs associated with the conversion to be material, such costs are not known with precision at this time.

 Financial Market Exposure

  The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1998, the portfolio held $138.3 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $139.5 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in a total value, or exposure, of $152.2 million and $124.5 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1998, net realized gains from index futures totalled $25.8 million as a result of the 21.5% increase in the S&P Index during the twelve-month period.

  Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At November 30, 1998, bond and stock index futures outstanding were $333.4 million, with underlying investments having a market value of $2.1 billion (all portfolio managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $33.3 million, respectively.

Accounting Standards

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographical areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not yet assessed the affect of the adoption of this accounting standard on its consolidated financial statement disclosures.

  FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pensions and other postretirement benefit plans. This standard is expected to have a minimal impact on the Company's consolidated financial disclosures.

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

The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not yet assessed the affect of the adoption of this accounting standard on its consolidated financial statement disclosures. SFAS No. 131 and No. 133 are not expected to have a significant impact on the Company's overall results but will affect the Company's financial statements and disclosures.

Current Outlook

  The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong and may intensify in 1999, exerting pressure on rates in general across virtually all property and casualty product lines. Although the Company believes some opportunities will exist in 1999 for growth in certain product lines, no assurances can be made that growth in such product lines will be sufficient to offset the competitive pressures affecting the Company's other product lines.

Cautionary Note Regarding Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

  All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (v) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (vi) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vii) acceptance of the Company's products and services, including new products and services; (viii) changes in the availability, cost or quality of reinsurance;
(ix) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (x) the impact of Year 2000-related issues on the Company's technology systems and underwriting exposures; (xi) loss of key personnel; (xii) the effects of mergers, acquisitions and divestitures; (xiii) changes in rating agency policies or practices; (xiv) changes in accounting policies or practices; and (xv) changes in general economic conditions, including inflation, foreign currency exchange rates, the introduction of the Euro and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Related Notes               Page
------------------------------------------------------------               ----
Consolidated Balance Sheets as of November 30, 1998 and 1997..............  35
Consolidated Statements of Income for the years ended November 30, 1998,
 1997 and 1996............................................................  36
Consolidated Statements of Shareholders' Equity for the years ended
 November 30, 1998, 1997 and 1996.........................................  37
Consolidated Statements of Cash Flows for the years ended November 30,
 1998, 1997 and 1996......................................................  38
Notes to Consolidated Financial Statements for the years ended November
 30, 1998, 1997 and 1996..................................................  39
Independent Auditors' Report..............................................  62

                                 XL CAPITAL LTD

          CONSOLIDATED BALANCE SHEETS AS AT NOVEMBER 30, 1998 AND 1997

                    (Expressed in thousands of U.S. dollars)

                        ASSETS                             1998         1997
                        ------                          -----------  ----------
Investments available for sale:
  Fixed maturities, available for sale at fair value
   (amortized cost:
   1998--$5,197,246; 1997--$3,144,642)................  $ 5,212,581  $3,196,872
  Equity securities, at fair value (cost: 1998--
   $995,873; 1997--$729,888)..........................    1,128,601     837,827
  Short-term investments, at fair value (amortized
   cost: 1998--$121,177;
   1997--$220,138)....................................      121,214     219,969
                                                        -----------  ----------
    Total investments available for sale..............    6,462,396   4,254,668
Cash and cash equivalents.............................      443,654     394,599
Investment in affiliates (cost: 1998--$140,201; 1997--
 $336,680)............................................      154,044     517,396
Other investments.....................................       41,369      27,244
Accrued investment income.............................       59,699      48,576
Deferred acquisition costs............................       97,951      22,272
Prepaid reinsurance premiums..........................      141,385     108,916
Premiums receivable...................................      689,516     254,238
Reinsurance balances receivable.......................      388,954     156,025
Intangible assets.....................................    1,500,404     267,695
Other assets..........................................      129,278      36,833
                                                        -----------  ----------
    Total assets......................................  $10,108,650  $6,088,462
                                                        ===========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
Unpaid losses and loss expenses.......................  $ 3,121,739  $2,342,254
Unearned premiums.....................................    1,010,907     566,911
Premiums received in advance..........................       19,167      40,706
Accounts payable and accrued liabilities..............      143,529      40,923
Reinsurance premiums payable..........................      121,291      69,305
Loans payable.........................................      301,000     141,000
Net payable for investments purchased.................      526,357     382,345
Minority interest.....................................       46,780      25,888
                                                        -----------  ----------
    Total liabilities.................................  $ 5,290,770  $3,609,332
                                                        -----------  ----------
Shareholders' Equity:
Class A ordinary shares (par value $0.01; authorized,
 999,990,000 shares including Class B shares; issued
 and outstanding, 108,688,081 shares and 84,407,638
 shares at November 30, 1998 and 1997, respectively)..        1,087         844
Class B ordinary shares (par value $0.01; authorized,
 999,990,000 shares including Class A shares; issued
 and outstanding, 3,115,873 shares and nil shares at
 November 30, 1998 and 1997 respectively).............           31         --
Contributed surplus...................................    2,289,456     290,085
Net unrealized appreciation on investments............      159,953     188,444
Deferred compensation.................................      (18,104)    (11,362)
Retained earnings.....................................    2,385,457   2,011,119
                                                        -----------  ----------
    Total shareholders' equity........................  $ 4,817,880  $2,479,130
                                                        -----------  ----------
    Total liabilities and shareholders' equity........  $10,108,650  $6,088,462
                                                        ===========  ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

       (Expressed in thousands of U.S. dollars, except per share amounts)

                                                    1998      1997       1996
                                                  --------- ---------  --------
Revenues:
  Net premiums earned............................ $ 685,200 $ 540,653  $517,892
  Net investment income..........................   279,375   216,552   198,598
  Net realized gains on sales of investments.....   191,795   335,939   206,212
  Equity in net income of affiliates.............    47,980    65,882    59,249
  Fee and other income...........................    13,298       --        --
                                                  --------- ---------  --------
    Total revenues............................... 1,217,648 1,159,026   981,951
                                                  --------- ---------  --------
Expenses:
  Losses and loss expenses.......................   390,483   365,325   405,357
  Acquisition costs..............................    88,596    46,108    35,556
  Administration expenses........................   109,268    52,557    43,920
  Interest expense...............................    11,523     7,176       --
  Amortization of intangible assets..............    23,926     5,844       --
                                                  --------- ---------  --------
    Total expenses...............................   623,796   477,010   484,833
                                                  --------- ---------  --------
Income before minority interest and income tax
 expense.........................................   593,852   682,016   497,118
  Minority interest in net income of subsidiary..       826       (30)      --
  Income tax expense.............................     5,363     5,085     2,805
                                                  --------- ---------  --------
Net income....................................... $ 587,663 $ 676,961  $494,313
                                                  ========= =========  ========
Weighted average ordinary shares and ordinary
 share equivalents outstanding--basic............    92,975    85,120    90,734
                                                  ========= =========  ========
Weighted average ordinary shares and ordinary
 share equivalents outstanding--diluted..........    94,785    86,314    91,328
                                                  ========= =========  ========
Earnings per ordinary share and ordinary share
 equivalent--basic............................... $    6.32 $    7.95  $   5.45
                                                  ========= =========  ========
Earnings per ordinary share and ordinary share
 equivalent--diluted............................. $    6.20 $    7.84  $   5.41
                                                  ========= =========  ========


          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                    (Expressed in thousands of U.S. dollars)

                                               1998        1997        1996
                                            ----------  ----------  ----------
Ordinary Shares:
  Balance-beginning of year................ $      844  $      872  $      473
  Issue of shares..........................         12           3           1
  Issue of shares--Mid Ocean acquisition...        303         --          --
  Stock dividend...........................        --          --          441
  Exercise of stock options................          3           3           4
  Repurchase of treasury shares............        (44)        (34)        (47)
                                            ----------  ----------  ----------
    Balance-end of year....................      1,118         844         872
                                            ----------  ----------  ----------
Contributed Surplus:
  Balance-beginning of year................    290,085     282,980     295,209
  Issue of shares..........................     88,959      10,771       7,493
  Issue of shares Mid Ocean acquisition....  2,189,414         --          --
  Exercise of stock options................      9,147       6,277       6,045
  Repurchase of treasury shares............   (288,149)     (9,943)    (25,767)
                                            ----------  ----------  ----------
    Balance-end of year....................  2,289,456     290,085     282,980
                                            ----------  ----------  ----------
Net Unrealized Appreciation (Depreciation)
 on Investments:
  Balance-beginning of year................    188,444     256,430     283,289
  Net change in investment portfolio.......    (24,194)    (82,521)    (26,621)
  Net change in investment portfolio of
   affiliate...............................     (4,297)     14,535        (238)
                                            ----------  ----------  ----------
    Balance-end of year....................    159,953     188,444     256,430
                                            ----------  ----------  ----------
Deferred Compensation:
  Balance-beginning of year................    (11,362)     (4,169)     (1,657)
  Issue of restricted shares...............    (11,103)    (10,387)     (3,799)
  Amortization.............................      4,361       3,194       1,287
                                            ----------  ----------  ----------
    Balance-end of year....................    (18,104)    (11,362)     (4,169)
                                            ----------  ----------  ----------
Retained Earnings:
  Balance-beginning of year................  2,011,119   1,579,925   1,428,819
  Net income...............................    587,663     676,961     494,313
  Cash dividends paid......................   (150,294)   (115,372)    (86,586)
  Repurchase of treasury shares............    (63,031)   (130,395)   (256,621)
                                            ----------  ----------  ----------
    Balance-end of year....................  2,385,457   2,011,119   1,579,925
                                            ----------  ----------  ----------
Total shareholders' equity................. $4,817,880  $2,479,130  $2,116,038
                                            ==========  ==========  ==========
Comprehensive Income:
  Net income...............................    587,663     676,961     494,313
  Change in net unrealized appreciation
   (depreciation) of investments...........    (28,491)    (67,986)    (26,859)
                                            ----------  ----------  ----------
    Comprehensive income................... $  559,172  $  608,975  $  467,454
                                            ==========  ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                    (Expressed in thousands of U.S. dollars)

                                             1998         1997         1996
                                          -----------  -----------  ----------
Cash flows provided by operating
 activities:
    Net income before minority interest.  $   588,489  $   676,961  $  494,313
                                          -----------  -----------  ----------
Adjustments to reconcile net income
 before minority interest to net cash
 provided by operating activities:
  Net realized gains on sales of
   investments..........................     (191,795)    (335,939)   (206,212)
  Amortization of (discounts) premium on
   fixed maturities.....................      (12,953)      (2,163)      7,021
  Equity in net income of affiliates net
   of cash received.....................      (23,585)     (34,395)    (44,329)
  Amortization of deferred compensation.        4,361        3,194       1,287
  Amortization of intangible assets.....       23,926        5,844         --
  Unpaid losses and loss expenses.......      179,075      208,565     178,596
  Reinsurance balances receivable.......     (144,910)    (109,581)    (45,442)
  Unearned premiums.....................      (16,751)    (178,584)    140,239
  Prepaid reinsurance premiums..........        2,973      (45,449)    (61,029)
  Premiums received in advance..........      (21,539)      16,450      19,376
  Deferred acquisition costs............       (3,818)      17,292      10,571
  Premiums receivable...................       21,375      154,521    (111,054)
  Reinsurance premiums payable..........          761       37,958      30,524
  Accrued investment income.............       10,691       10,729      (2,580)
  Accounts payable and accrued
   liabilities..........................       15,570        2,839      11,188
                                          -----------  -----------  ----------
    Total adjustments...................     (156,619)    (248,719)    (71,844)
                                          -----------  -----------  ----------
    Net cash provided by operating
     activities.........................      436,870      428,242     422,469
                                          -----------  -----------  ----------
Cash flow used in investing activities:
  Proceeds from sale of fixed maturities
   and short-term investments...........   13,709,343   10,332,277   4,283,613
  Proceeds from redemption of fixed
   maturities and short-term
   investments..........................      530,415      108,220     119,706
  Proceeds from sale of equity
   securities...........................      850,748    1,164,483     591,366
  Purchases of fixed maturities and
   short-term investments...............  (14,313,067) (10,078,481) (5,059,795)
  Purchases of equity securities........     (964,214)    (999,384)   (374,565)
  Deferred gains on forward contracts...      (12,295)       7,049         418
  Investments in affiliates.............       (1,126)     (43,184)    (19,131)
  Purchase of GCR Holdings Limited......          --      (660,137)        --
  Cash acquired in purchase of Mid Ocean
   Limited..............................      137,483          --          --
  Other investments.....................        1,836          154     (13,736)
  Other assets..........................       (8,537)     (24,185)    (20,208)
                                          -----------  -----------  ----------
    Net cash used in investing
     activities.........................      (69,414)    (193,188)   (492,332)
                                          -----------  -----------  ----------
Cash flows used in financing activities:
  Issuance of restricted shares.........          514          387         695
  Proceeds from exercise of share
   options..............................        7,538        6,280       6,049
  Repurchase of treasury shares.........     (351,225)    (140,372)   (282,435)
  Dividends paid........................     (150,294)    (115,372)    (86,145)
  Proceeds from loans...................      655,000      530,000      11,000
  Repayment of loans....................     (495,000)    (400,000)        --
  Minority interest.....................       20,066       25,888         --
                                          -----------  -----------  ----------
    Net cash used in financing
     activities.........................     (313,401)     (93,189)   (350,836)
                                          -----------  -----------  ----------
Increase (decrease) in cash and cash
 equivalents............................       49,055      141,865    (420,699)
Cash and cash equivalents--beginning of
 year...................................      394,599      252,734     673,433
                                          -----------  -----------  ----------
Cash and cash equivalents--end of year..  $   443,654  $   394,599  $  252,734
                                          ===========  ===========  ==========
Taxes paid..............................  $     9,207  $     2,622  $    1,571
                                          ===========  ===========  ==========
Interest paid...........................  $    11,443  $     5,824  $      --
                                          ===========  ===========  ==========

                                XL CAPITAL LTD

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended November 30, 1998, 1997 and 1996

                          (Expressed in U.S. dollars)

1. Organization


  XL Capital Ltd. ("XL" or the "Company") is a holding company organized under the laws of the Cayman Islands. XL was incorporated on March 16, 1998 as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986 ("EXEL"), in connection with EXEL's merger with Mid Ocean Limited, a Cayman Islands corporation ("Mid Ocean"). In the merger, which was completed on August 7, 1998, all of the shares of EXEL and Mid Ocean were exchanged for shares in the Company pursuant to two schemes of arrangement approved by the Grand Court of the Cayman Islands in accordance with Section 85 of the Companies Law (1995 Revision) of the Cayman Islands. The Company operated under the name "EXEL Limited" from completion of the merger until February 1, 1999, when its current name was approved by the requisite vote of the Company's shareholders. References herein to "XL" or the "Company" also shall include EXEL unless the context otherwise requires. Through its subsidiaries, the Company is a leading provider of insurance and reinsurance, including coverages relating to certain financial risks, to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

  XL Insurance Ltd, an insurance company organized under the laws of Bermuda ("XLI"), and its subsidiaries are the Company's principal insurance subsidiaries. XLI was formed in 1986 in response to a shortage of high excess liability coverage for Fortune 500 companies in the United States. In 1990, XLI formed XL Europe Insurance, an insurance company organized under the laws of the Republic of Ireland ("XLE"), to serve European clients. In 1998, XLI acquired Folksamerica General Insurance Company (renamed X.L. Insurance Company of America, Inc.), an insurance company domiciled in the State of New York and possessing property and casualty insurance licenses in approximately 20 states and reinsurance licenses in approximately 14 states, and formed X.L. Risk Solutions, Inc., an insurance company domiciled in the State of Connecticut. XLI also has a representative office in Australia.

  The Company's reinsurance operations are conducted primarily through XL Mid Ocean Reinsurance Ltd, an insurance company organized under the laws of Bermuda ("XLMORe"), and its subsidiaries. On August 7, 1998, XLMORe was formed through the merger of X.L. Global Reinsurance Company, Ltd. ("XLGRe") and Mid Ocean Reinsurance Company Ltd. ("MORe"). XLGRe was formed in November 1997 through the merger of X.L. Reinsurance Company, Ltd. ("XLRe") and Global Capital Reinsurance Company Limited ("GCRe") following EXEL's acquisition of GCR Holdings Limited, a Cayman Islands holding company, on June 12, 1997. XLRe commenced operations on December 1, 1995 to write specialty reinsurance business. MORe and GCRe were organized in 1992 and 1993, respectively, initially to write property catastrophe reinsurance following severe hurricanes which struck the southeastern United States in the late 1980's and early 1990's. Each of XLRe, MORe and GCRe was organized as an insurance company under the laws of Bermuda. XLMORe maintains branches in London, Singapore and a European contact office in Munich.

  The Company's operations at Lloyd's are conducted through The Brockbank Group plc, a company organized under the laws of England, and its subsidiaries (together, "Brockbank"). Brockbank is a leading Lloyd's managing agency which manages five Lloyd's syndicates, two of which are dedicated corporate syndicates ("corporate syndicates") whose capital is provided solely by the Company and its subsidiaries. Mid Ocean acquired 51% of Brockbank in December 1995 and the remaining 49% in August 1997. The two corporate syndicates, which commenced operations with effect from January 1, 1996, underwrite property, marine and energy, aviation, satellite, professional indemnity, U.K. motor and other specialty lines of insurance and reinsurance to a global client base. In 1998, the aggregate premium limit of the two corporate syndicates was approximately $340 million, and the total capacity under management by Brockbank was approximately $900 million. As a managing agency, Brockbank receives fees and commissions in respect of the underwriting services it provides to syndicates.

                                XL CAPITAL LTD

  In October 1998, the Company sold its 21% interest in Venton Holdings Limited, a Bermuda holding company for the Venton managing agency group at Lloyd's (together, the "Venton Group"). Prior to the sale, subsidiaries of the Company provided reinsurance coverage to the Venton Group, which writes principally professional indemnity, directors' and officers' liability and fiduciary liability insurance coverages.

  The Company participates in several joint ventures of strategic importance. In general, the Company has pursued a strategy of entering into joint ventures with organizations which possess expertise in lines of business that the Company wishes to enter. The Company's principal joint ventures are in the areas of financial guaranty insurance, life insurance for high net worth individuals, Latin American reinsurance, political risk insurance and currency overlay and related risk management.

  In November 1998, the Company entered into a joint venture with Financial Security Assurance Holdings Ltd., a New York corporation ("FSA"), to write certain types of financial guaranty insurance and reinsurance. FSA, through its subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. Under the terms of the joint venture, each of the Company and FSA formed a Bermuda insurance company in which it was the majority shareholder and made a minority investment in the company formed by its co-venturer. The Company formed and maintains majority ownership of XL Financial Assurance Ltd. ("XLFA"). FSA formed and maintains a majority ownership of Financial Security Assurance International Ltd. ("FSAI"). Each of XLFA and FSAI has a capitalization of approximately $100 million. As part of the joint venture, the Company and FSA exchanged approximately $80 million of each other's stock, following which the Company owned approximately 6% of the issued and outstanding common stock of FSA.

  In June 1998, the Company formed Reeve Court Insurance Ltd., an insurance company organized under the laws of Bermuda, as a joint venture with such company's management for the purpose of providing life insurance to high net worth individuals. Reeve Court has a total capitalization of approximately $100 million.

  In October 1997, the Company and Risk Capital Holdings, Inc., a Delaware corporation ("RCHI") which holds all of the outstanding shares of Risk Capital Reinsurance Company, a Nebraska corporation ("RCRe"), organized LARC Holdings, Ltd., a Bermuda corporation ("LARC") which holds all of the shares of Latin American Reinsurance Company, Ltd., a Bermuda insurance company ("LARe"). LARe has approximately $100 million in shareholders' equity and provides multi-line reinsurance to the Latin American reinsurance market, concentrating on short-tail, multi-peril property reinsurance and, to a lesser extent, casualty, marine, aviation and other lines of reinsurance on both a treaty and facultative basis. XLMORe owns approximately 75% of the outstanding shares of LARC. The Company indirectly owns approximately 28% of RCHI.

  In March 1997, XLI became a founding shareholder along with RCHI and another insurance company of Sovereign Risk Insurance Ltd. ("Sovereign"), a Bermuda-based managing general agency formed to write selected political risk insurance coverages. The Company owns 40.5% of Sovereign.

  In 1996, the Company acquired approximately 28% of Pareto Partners ("Pareto"), a firm which specializes in foreign currency overlay management and related services. At December 31, 1998, Pareto had approximately $26 billion of assets under management. The Company works closely with Pareto to develop new products and ventures, including the F/XL foreign currency protection product offered by XLI.

2. Operations

 (a) Insurance

  The Company, through its subsidiaries XLI, XLE, XLIA and XLRS, is a leading insurer and provides third party general liability insurance, directors and officers liability insurance, professional liability insurance, employment practices liability insurance and other liability insurance including, property insurance, and other

                                XL CAPITAL LTD
insurance covers, including political risk insurance and financial products. The liability insurance is written on an excess basis and the loss experience is characterized as low frequency and high severity. Property is written on a pro rata as well as an excess basis. Policies written on a pro rata basis can attach at much lower levels. As a result, loss experience can be higher frequency and lower severity.

  The insurance subsidiaries have a quota share reinsurance policy with several U.S. reinsurers, of which one is RCRe, covering general liability risks only. Under the terms of this reinsurance, the Company will cede either 20% or 25% of each risk depending upon the underlying limit written. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 20% of the quota share. All the reinsurers are rated, of which the lowest as rated by S&P is BBB. Effective September 1, 1997, the insurance subsidiaries entered into an excess of loss casualty catastrophe reinsurance contract covering all general liability risks. Under the terms of this policy, the Company is reinsured for $80 million ultimate net loss each occurrence excess of a per occurrence retention, subject to an annual aggregate retention of $110 million. The maximum amount recoverable from the reinsurers will be an annual aggregate of $250 million. For the year ended November 30, 1998, 97.75% of this reinsurance has been placed with twenty three reinsurers, all of which are rated. With the exception of two reinsurers, the lowest as rated by S&P is A-. The other two reinsurers are rated BBB and BB by S&P, representing 3.5% participation on this program.

  Employment practices liability coverage is reinsured on a quota share basis one third of the first $75 million to a U.S. insurer and cedes the remaining excess layer of $25 million to a Bermuda based insurer. Both reinsurers are rated, of which the lowest as rated by A.M. Best is A.

  The Company cedes 25% of all property risks to a quota share reinsurance treaty purchased from several property reinsurers. GCR and MORe were both participants of this program. All property reinsurers are rated, of which the lowest as rated by S& P is A-.

  XL Risk Solutions and CIGNA Risk Solutions are a coordinated initiative between XLI and CIGNA Property & Casualty ("CIGNA"). The product provides combined capacity for traditional casualty and property coverages provided by XLI or CIGNA. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels may, in certain situations, be provided below traditional stated levels subject to the underwriting requirements. A quota share arrangement exists between XLI and CIGNA based on pre agreed percentages by line of coverage for blended covers written through XL Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed XLI's normal capacity on individual lines of cover. XLI may underwrite an account 100% without CIGNA participation.

  Sovereign issues subscription policies with XLI and the other insurance company each assuming 50% of each policy written. The Company reinsures 10% of all risks assumed through Sovereign to RCRe.

  XLI also offers insurance and reinsurance solutions for complex financial risks. These include financial insurance and reinsurance, credit enhancement, swaps and other collateralized transactions for up to $100 million in limits. While each of these are unique and are tailored for the specific needs of the insured, they are typically multi-year policies. Due to the nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period. The Company has no formal reinsurance coverage for these risks, but may cede a portion of some policies to third parties from time to time.

                                XL CAPITAL LTD

 (b) Reinsurance

  The Company, through XLMORe, is a leading reinsurer writing property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other reinsurance to insurers on a worldwide basis. XLMORe maintains branch offices in London and Singapore as well as a European contact office in Munich, Germany. The London branch underwrites marine and energy and aviation risks on a worldwide basis. The Singapore branch underwrites general reinsurance, treaty and facultative business.

  A significant portion of XLMORe's business underwritten consists of large aggregate exposures to man-made and natural disasters and generally loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's financial results. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

  In August 1998, XLMORe placed $200 million of retrocessional property catastrophe cover in a combination reinsurance and capital market swap transaction. The transaction was offered in two tranches and covered the upper layers, with a remote probability of attachment, of XLMORe's hurricane and earthquake exposure in the United States and its territories and possessions in the Caribbean. The risk securitization structure provides retrocessional cover in financial swap form, with claim recovery triggered by catastrophe losses actually incurred by XLMORe, rather than by a catastrophe index or industry size event.

  LARe provides multi-line reinsurance to the Latin American market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance.

 (c) Lloyd's

  The Company's wholly owned subsidiary, Brockbank, is a leading Lloyd's managing agency which manages five syndicates, two of which are dedicated corporate syndicates whose capital is solely provided by the Company. These corporate syndicates write property, marine and energy, aviation and satellite, motor, professional indemnity and other specialty lines, primarily of insurance but also reinsurance.

3. Significant Accounting Policies

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

  The comparative consolidated financial statements are those of EXEL, the Company's predecessor, as previously discussed in note 1.

  Certain amounts in the financial statements for prior years have been reclassified to conform with the 1998 presentation. All share amounts have been adjusted for the one-for-one stock dividend paid to shareholders of record July 26, 1996.

  Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent

                                XL CAPITAL LTD
differences arising on such estimates are recorded in the period they are determined. Premiums are earned on a monthly pro-rata basis over the period the coverage is provided. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. Premiums written under the multi-year alternate rating methodology may be subject to a mandatory reinstatement premium in the event of a loss. An asset is accrued to reflect the obligation of the insured's reinstatement premium and the premium is earned in accordance with the "with or without" method; that is, the pricing of the premium is evaluated in terms of a no loss situation and the resultant premium is earned over the remaining term of the policy. The balance of the reinstatement premium is earned to the extent of the loss reaching the full policy limit; that is, in the event of a full limit loss the balance of the reinstatement premium together with any unearned premium of the underlying cover would be fully earned. Premiums written and unearned premiums are presented after deductions for reinsurance ceded to other insurance companies.

  Acquisition costs which vary with and are primarily related to the acquisition of policies, primarily commissions paid to insurance brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums and the anticipated losses and other costs related to those premiums are also considered in determining the level of acquisition costs to be deferred.

 (c) Reinsurance

  In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance premiums ceded and the commissions recorded thereon are expensed and earned on a monthly pro-rata basis over the period the reinsurance coverage is provided. For those reinsurance policies that provide coverage to the Company over the term of the underlying business, the premiums ceded and commissions recorded thereon are expensed and earned on a monthly pro-rata basis over the estimated term of those policies. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

 (d) Investments

  Investments are available for sale and are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments is included as a separate component of shareholders' equity.

  Short-term investments comprise investments with a maturity equal to or greater than 90 days but less than one year.

  All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of investments are determined on the basis of average cost or amortized cost. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments.

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

 (e) Foreign Currency Translation

  The functional and reporting currency of the Company and its subsidiaries is U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet

                                XL CAPITAL LTD
date with the resulting foreign exchange gains and losses recognized in income, unless the foreign currency exposure is directly hedged as discussed in note 3 (d). Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

 (f) Investments in Affiliates

  The Company accounts for its investments in affiliates on the equity basis.

 (g) Other Investments

  The Company accounts for its other investments on a cost basis as it has no significant influence over these entities. Assets are written down to their realizable value where there is a permanent decrease in value. Income is recorded when received.

 (h) Amortization of Intangible Assets

  Intangible assets recorded in connection with the Company's business combinations are amortized on a straight-line basis over the expected life of the related operations acquired. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant. If it is determine that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to earnings.

 (i) Losses and Loss Expenses

  Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses has been established by management in consultation with independent legal counsel and ceding companies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

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

 (j) Statements of Cash Flows

  For purposes of the statements of cash flows, cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

                                XL CAPITAL LTD

 (k) Earnings per Ordinary Share and Ordinary Share Equivalent

  The Company has adopted Statement of Financial Accounting Standards ("SAFS") No. 128, "Earnings per Share". SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if the securities to issue ordinary shares were exercised into ordinary shares. Prior years earnings per share amounts have been restated to reflect this.

4. Investments

  Net investment income is derived from the following sources (U.S. dollars in thousands):

                                                      Year ended November 30,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Fixed maturities, short-term investments and cash
 and cash equivalents............................... $285,797 $220,859 $200,711
Equity securities...................................   13,248   14,516   11,752
                                                     -------- -------- --------
  Total investment income...........................  299,045  235,375  212,463
  Investment expenses...............................   19,670   18,823   13,865
                                                     -------- -------- --------
  Net investment income............................. $279,375 $216,552 $198,598
                                                     ======== ======== ========

  The following represents an analysis of realized and the change in unrealized appreciation (depreciation) on investments (U.S. dollars in thousands):

                                                  Year ended November 30,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Net realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains........................ $ 420,918  $ 177,331  $ 103,830
  Gross realized losses.......................  (379,974)  (168,048)   (53,463)
                                               ---------  ---------  ---------
    Net realized gains........................    40,944      9,283     50,367
Equity securities:
  Gross realized gains........................   605,525    370,949    288,272
  Gross realized losses.......................  (468,811)   (44,293)  (132,427)
                                               ---------  ---------  ---------
    Net realized gains........................   136,714    326,656    155,845
  Net realized gain on sale of investment in
   affiliate..................................    14,137        --         --
                                               ---------  ---------  ---------
    Net realized gains on investments.........   191,795    335,939    206,212
                                               ---------  ---------  ---------
Change in unrealized appreciation
 (depreciation):
  Fixed maturities and short-term investments.   (38,762)    19,391    (58,654)
  Equity securities...........................    24,127   (108,961)    31,616
  Deferred gains on forward contracts.........   (12,295)     7,049        418
  Investment portfolio of affiliates..........    (1,561)    14,535       (239)
                                               ---------  ---------  ---------
Net change in unrealized appreciation
 (depreciation) on investments................   (28,491)   (67,986)   (26,859)
                                               ---------  ---------  ---------
    Total net realized and change in
     unrealized appreciation (depreciation) on
     investments.............................. $ 163,304  $ 267,953  $ 179,353
                                               =========  =========  =========

                                XL CAPITAL LTD

  The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows (U.S. dollars in thousands):

                                     Cost or     Gross      Gross
                                    Amortized  Unrealized Unrealized   Market
November 30, 1998                      Cost      Gains      Losses     Value
-----------------                   ---------- ---------- ---------- ----------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,564,084  $ 18,592   $ (1,823) $1,580,853
  Corporate bonds..................  3,231,757    65,620    (68,023)  3,229,354
  Non-U.S. Sovereign Government
   bonds...........................    401,405    16,721    (15,752)    402,374
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $5,197,246  $100,933   $(85,598) $5,212,581
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $   38,187  $    224   $    --   $   38,411
  Corporate bonds..................     66,329        62       (313)     66,078
  Non-U.S. Sovereign Government
   bonds...........................     16,661       255       (191)     16,725
                                    ----------  --------   --------  ----------
    Total short-term investments... $  121,177  $    541   $   (504) $  121,214
                                    ==========  ========   ========  ==========
Total equity securities............ $  995,873  $208,390   $ 75,662  $1,128,601
                                    ==========  ========   ========  ==========

November 30, 1997
-----------------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,055,581  $  7,318   $   (612) $1,062,287
  Corporate bonds..................  1,545,473    52,504     (8,095)  1,589,882
  Non-U.S. Sovereign Government
   bonds...........................    543,588    12,112    (10,997)    544,703
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $3,144,642  $ 71,934   $(19,704) $3,196,872
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $    9,941  $      4   $    --   $    9,945
  Corporate bonds..................    197,770       209        (56)    197,923
  Non-U.S. Sovereign Government
   bonds...........................     12,427       --        (326)     12,101
                                    ----------  --------   --------  ----------
    Total short-term investments... $  220,138  $    213   $   (382) $  219,969
                                    ==========  ========   ========  ==========
    Total equity securities........ $  729,888  $154,177   $(46,238) $  837,827
                                    ==========  ========   ========  ==========

  The contractual maturities of fixed maturity securities as of November 30, 1998 and 1997 are shown below (U.S. dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       November 30, 1998     November 30, 1997
                                     --------------------- ---------------------
                                     Amortized    Market   Amortized    Market
                                        Cost      Value       Cost      Value
                                     ---------- ---------- ---------- ----------
Due after 1 through 5 years......... $2,006,607 $2,005,998 $  966,598 $  967,571
Due after 5 through 10 years........  1,104,581  1,111,435    785,625    799,996
Due after 10 through 15 years.......    331,643    344,149    237,296    236,691
Due after 15 years..................    948,102    936,709    776,202    808,729
Mortgage-backed investments.........    806,313    814,290    378,921    383,885
                                     ---------- ---------- ---------- ----------
                                     $5,197,246 $5,212,581 $3,144,642 $3,196,872
                                     ========== ========== ========== ==========

                                XL CAPITAL LTD

5. Investment in Affiliates

  The Company owned 27.9% of the issued shares of RCHI as at November 30, 1998 and 1997, respectively. Outstanding share warrants if exercised would dilute the Company's ownership to 22.1% as at November 30, 1998. RCHI commenced operations on November 6, 1995.

  The Company owns 28% of Pareto Partners, a partnership engaged in the business of providing investment advisory and discretionary management services.

  On November 3, 1998, XL and FSA formed Financial Security Assurance International Ltd. ("FSAI") under the laws of Bermuda. FSAI was capitalized with $100 million, of which FSA and XL contributed 80% and 20% respectively. FSAI will focus on financial guaranty insurance and reinsurance opportunities. As of November 30, 1998, no contracts were written.

  The Company owned 29.1% of the issued voting shares and 24.8% of the total issued shares of Mid Ocean as at November 30, 1997. The Company accounted for its share of Mid Ocean's earnings to July 31, 1998 on an equity basis. Subsequent to this date, Mid Ocean was acquired by the Company (as previously discussed in note1) and has been consolidated as a wholly owned subsidiary of XL.

  In June 1997, XL acquired 21% of Venton from the Trident Partnership L.P., of which XL is a 10.7% limited partner. Venton manages three syndicates at Lloyd's of London which underwrite non-marine, marine and all main classes of business, respectively. On October 23, 1998, XL sold its investment in Venton to an unrelated third party for $ 41.4 million cash, realizing a net gain of $14.1 million.

6. Intangible Assets

  Intangible assets comprises of goodwill arising primarily from the purchase of Mid Ocean. The purchase price amounted to $ 2.2 billion of which $900 million represented the fair value of its net assets not already owned by the Company with the balance of $1.3 billion representing goodwill which is being amortized over 40 years. The balance of the goodwill mostly relates to the GCR acquisition. This component of goodwill is being amortized over 20 years.

7. Losses and Loss Expenses

  Unpaid losses and loss expenses comprise (U.S. dollars in thousands):

                                                Year ended November 30,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Reserve for reported losses and loss
 expenses.................................. $1,368,129  $  862,999  $  803,893
Reserve for losses incurred but not
 reported..................................  1,753,610   1,479,255   1,295,203
                                            ----------  ----------  ----------
Unpaid losses and loss expenses............ $3,121,739  $2,342,254  $2,099,096
                                            ==========  ==========  ==========

  Losses and loss expenses incurred comprise (U.S. dollars in thousands):

Loss and loss expense payments............. $  366,475  $  267,226  $  302,642
Change in unpaid losses and loss expenses..    182,426     206,220     158,670
Reinsurance recoveries.....................   (158,418)   (108,121)    (55,955)
                                            ----------  ----------  ----------
Losses and loss expenses incurred.......... $  390,483  $  365,325  $  405,357
                                            ==========  ==========  ==========

                                XL CAPITAL LTD

  Reconciliation of unpaid losses and loss expenses (U.S. dollars in thousands):

                                                  Year ended November 30,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
Unpaid losses and loss expenses at beginning
 of period..................................  $2,342,254  $2,099,096  $1,920,500
Losses and loss expenses incurred in respect
 of losses occurring in:
  Current year..............................     713,059     735,313     436,334
  Prior years...............................    (164,158)   (260,407)     14,465
                                              ----------  ----------  ----------
    Total (Net of reinsurance 1998:
     $390,483--1997: $365,325--1996:
     $405,357...............................     548,901     474,906     450,799
                                              ----------  ----------  ----------
  Interest incurred on experience reserves..       1,798         886       1,752
  Loss reserves acquired....................     595,261      34,593      28,687
Losses and loss expenses paid in respect of
 losses
 occurring in:
  Current Year..............................     167,409      34,055       3,177
  Prior years...............................     199,066     233,172     299,465
                                              ----------  ----------  ----------
Total.......................................     366,475     267,227     302,642
                                              ----------  ----------  ----------
Unpaid losses and loss expenses at end of
 period.....................................  $3,121,739  $2,342,254  $2,099,096
                                              ==========  ==========  ==========

  The 1998 current year losses reflects the inclusion of the operations of Mid Ocean acquired on August 7, 1998. The results include four months of XLMORe and three months of Brockbank. These operations incurred $169 million in gross losses for the reported period. These losses were largely attributable to Hurricane Georges and the SwissAir airline disaster. In addition, losses for Brockbank attach at the primary layers and therefore are more frequent in nature. These losses are also significantly reinsured.

  Prior year incurred losses in 1998 were effected in part, by the release of insurance reserves established for the Company's professional lines. These reserves were reduced in accordance with actuarial estimates. In addition, reserves were released on specialty cover policies for the years 1995 through 1997 due to the absence of losses that would affect the Company's layers. These policies were for a three-year period, written on a claims-made basis and expired in 1998.

  The high level of the 1997 current year incurred losses was due to the fact that three new 1997 casualty indemnity reserves totaling $145 million were established. Historically, such losses have not emerged this quickly. Should actual loss activity prove to be different, these reserves will be adjusted accordingly.

  The 1997 losses were offset by the release of $260 million in reserves that related to prior years in accordance with actuarial estimates.

8. Commitments and Contingencies

 (a) Letters of Credit

  In February 1998, subsidiaries of the Company established a $500 million letter of credit facility with a syndicate of commercial banks led by Mellon Bank N.A. Letters of credit issued under this facility are collateralized by pledged securities in XLI's fixed maturity investment portfolio. Letters of credit totalling approximately $80.6 million and $155.8 million were outstanding as at November 30, 1998 and 1997, respectively.

  Mid Ocean had a $325 million letter of credit facility with Citibank N.A., London Branch. Letters of credit issued under this facility are collateralized by pledged securities in Mid Ocean's investment portfolio. This

                                XL CAPITAL LTD
facility remains in place following the merger with Mid Ocean. Letters of credit totaling approximately $223.0 million were outstanding as at November 30, 1998. This amount includes $169.5 million in respect of the Lloyd's corporate syndicates which has been issued in lieu of paid in capital.

 (b) Financial Instruments with Off-Balance Sheet Risk

  The Company invests in derivative instruments, such as foreign currency forward contracts, and futures for purposes other than trading. These derivative instruments are used for foreign currency exposure management and to obtain exposure to specific financial markets.

  (i) Foreign Currency Exposure Management

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. The fair value of the Company's non-U.S. dollar denominated investments as at November 30, 1998 and 1997 was $535.3 million and $566.1 million, respectively. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At November 30, 1998, forward foreign exchange contracts with notional principal amounts totalling $322.3 million were outstanding. The fair value of these contracts as at November 30, 1998, was $308.4 million with unrealized losses of $13.9 million. Gains of $3.8 million were realized during the year.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At November 30, 1998, the Company had a $2.4 million of such contracts outstanding, and had recognized a total of $0.4 million in realized and unrealized losses for the year.

    The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At November 30, 1998, the Company had, as hedges, foreign contracts for the sale of $17.5. million and the purchase of $0.1 million of foreign currencies at fixed rates, primarily New Zealand dollars (73% of net contract value), Danish Kroner (14%) and Swedish Kroner (13%). The market value of non-U.S. dollar fixed maturities held by the Company as at November 30, 1998 was $19.0 million.

    Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at November 30, 1998, unrealized deferred gains amounted to $0.1 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at November 30, 1998, realized deferred losses amounted to $2.0 million.

    The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure.

                                XL CAPITAL LTD

  (ii) Financial Market Exposure

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at November 30, 1998, the portfolio held $138.3 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $ 139.5 million. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended November 30, 1998, net realized gains from index futures totaled $25.8 million.

    Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At November 30, 1998, bond and stock index futures outstanding were $333.4 million, with underlying investments having a market value of $ 2.1 billion. All managers are prohibited by the Company's investment guidelines from leveraging their positions.

 (c) Concentrations of Credit Risk

  The Company's investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at November 30, 1998.

 (d) Other Investments

  The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $33.3 million and $27.2 million as at November 30, 1998 and 1997, respectively, with commitments to invest a further $138.7 million over the next ten years. The Company received income from its investments of $3.6 million and $4.3 million for the years ended November 30, 1998 and 1997, respectively. The Company continually reviews the performance of the partnerships to ensure there is no decrease in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

 (e) Properties

  The Company rents space for its principal executive offices under leases which expire up to June, 2009. Total rent expense for the years ended November 30, 1998, 1997 and 1996 were approximately $3.7 million, $2.1 million and $1.8 million, respectively. Future minimum rental commitments under existing leases are expected to be approximately $4.0 million annually. In 1997 the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of the development, including the land, is expected to be approximately $110.0 million, of which $23.7 million has been spent to date. It is estimated that the development will be completed sometime in 2001. Upon completion of the headquarters project, it is expected that the Company's rental commitments will be reduced.

9. Credit Agreements

  In 1997, subsidiaries of the Company obtained two unsecured revolving lines of credit of $250 million each, one for 364 days (short-term) and the other for 5 years (long-term), from a syndicate of nine major international banks led by Mellon Bank, N.A. During the year, a total of $505.0 million was borrowed at a weighted average rate of 5.667%. Total interest expense and facility costs amounted to $9.5 million and $7.18 million for the years ended November 30, 1998 and 1997, respectively. As at November 30, 1998, the outstanding balance was $190.0 million drawn under the long-term facility and is repayable within the next twelve months.

                                XL CAPITAL LTD

  On June 27, 1996, the Company borrowed $11.0 million from the Bank of Bermuda (New York) Limited in order to fund its investment in Pareto Partners, Inc., an investment management company. The loan is repayable in four years. During the year the weighted average interest rate charged on the loan was 6.02%. Total interest expense amounted to $0.7 million and $0.7 million for the years ended November 30, 1998 and 1997 respectively.

  Mid Ocean had obtained multi-currency committed lines of credit provided by a syndicate of nine major international banks led by Chase Manhattan Bank, N.A. which provides for unsecured borrowing up to an aggregate amount of $200 million subject to certain conditions. The Mid Ocean facility is split evenly between a 364-day and a 5-year facility. These facilities remained in place following the merger with Mid Ocean. In August 1998, $50 million was borrowed from this facility and lent to XL in connection with the merger with Mid Ocean. This was repaid in November 1998. During this period the weighted average interest rate charged on the loan was 5.760% and the total interest expense amounted to $0.7 million.

  In 1998, XLA obtained an unsecured revolving line of credit of $100 million for 364 days from Mellon Bank, N.A. During the year the full amount of this facility was borrowed at a weighted average rate of 5.898%. Total interest expense and facility costs amounted to $1.3 million for the year ended November 30, 1998. As at November 30, 1998, the outstanding balance was $100.0 million and is repayable within the next twelve months. This line of credit was replaced in December 1998 with a $150 million commercial paper funding facility provided by the same bank. XLI guarantees the indebtedness of XLA under this facility.

  The credit agreements for all facilities contains various financial and non-financial covenants. The Company and its subsidiaries were in compliance with all covenants as at November 30, 1998.

10. Share Capital

 (a) Authorized and Issued

  The authorized share capital is 999,990,000 ordinary shares, par value $0.01 per share, divided into Class A and Class B ordinary shares. Holders of Class A shares are entitled to one vote for each share held while Class B shares are not entitled to vote. In all other respects, Class A and B shares rank pari passu.

  The following table is a summary of shares issued and outstanding (in thousands):

                                                    Year ended November 30,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
Balance--beginning of year.......................  84,407.6  87,170.6  94,550.8
Exercise of options..............................     307.2     342.5     600.9
Issuance of restricted shares....................     140.2     284.2     224.0
Repurchase of shares.............................  (3,243.2) (3,389.7) (8,205.1)
Issuance of Class A shares.......................  27,076.3       --        --
Issuance of Class B shares.......................   3,115.9       --        --
                                                  ---------  --------  --------
Balance--end of year............................. 111,804.0  84,407.6  87,170.6
                                                  =========  ========  ========

  The issuances of Class A shares were in exchange for Mid Ocean shares (26.0 million shares) and FSA shares (1.1 million shares). The issuance of Class B shares was in exchange for the Mid Ocean Class B and Class C shares.

 (b) Share Repurchases

  The Board of Directors has authorized the repurchase of the Company's ordinary shares through several buy back programs. During 1998 the Company repurchased 3.2 million shares at an aggregate cost of $255.2

                                XL CAPITAL LTD
million. On March 13, 1998, the Board of Directors discontinued its existing share repurchase program and authorized a program for $500 million of the Company's ordinary shares. In August 1998, $300 million of share repurchases related to the merger with Mid Ocean. In addition, the Company had purchased a further 732,000 shares at a cost of $51.2 million during the year.

 (c) Stock Plans

  The Company's executive stock plan, the "1991 Performance Incentive Program", provides for grants of non qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARs"). The plan is administered by the Company and Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. Grant prices are established at the fair market value of the Company's common stock at the date of grant. Options and SARs have a life of 10 years and vest annually over three years from date of grant.

  Restricted stock awards issued under the plan vest over a five year period from the date of grant. These shares contained certain restrictions, for said period, relating to among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair market value on the date of the grant is charged to shareholders' equity and subsequently amortized over the five-year restriction period. Restricted stock issued under the plan totaled 131,936 shares, 274,300 shares and 120,500 shares in 1998, 1997 and 1996, respectively.

  The Company also has stock plans in place for its non-employee directors. The "Stock and Option Plan", issues non-qualified options to the directors-- 4,000 shares at the commencement of their directorship and 2,000 shares each year thereafter. On December 3, 1997, 5,000 options were granted to each director. All options vest immediately on grant date. Effective April 11, 1997, all options granted to Non-Employee Directors are granted under the 1991 Performance Incentive Program.

  Under this plan, directors may also may make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of share units calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. Directors also may elect to receive their annual retainer in the form of shares with a value equal to the amount of their annual fee. Shares issued under the plan totaled 2,737, 3,048 and 4,048 in 1998, 1997 and 1996, respectively.

  A second stock plan, intended to replace the directors' "Retirement Plan for Non-Employee Directors", provides for the issuance of share units equal to the amount that would have been credited to the Retirement Plan, divided by the market price of the Company's stock on December 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. During 1996 the directors could elect to convert to this plan. Stock units totaling 5,531, 6,716 and 14,960 were provided for in 1998, 1997 and 1996 respectively.

 (d) SFAS 123 pro forma disclosure

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". Had the Company adopted the accounting provisions of SFAS No. 123, compensation costs would have been determined based on the fair value of the stock option

                                XL CAPITAL LTD
awards granted in 1998, 1997 and 1996, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below (U.S. dollars in thousands, except per share amounts):

                                                      Year Ended November 30,
                                                                1998
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Net income--as reported............................. $587,663 $676,961 $494,313
Net income--proforma................................ $569,516 $672,145 $492,722
Basic earnings per share--as reported............... $   6.32 $   7.95 $   5.45
Basic earnings per share--proforma.................. $   6.13 $   7.90 $   5.43
Diluted earnings per share--as reported............. $   6.20 $   7.84 $   5.41
Diluted earnings per share--proforma................ $   6.01 $   7.78 $   5.40

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     1998      1997      1996
                                                   --------  --------  --------
Dividend yield....................................     2.35%     2.64%     2.66%
Risk free interest rate...........................     5.32%     5.37%     5.96%
Expected volatility...............................    23.57%    18.49%    19.28%
Expected lives.................................... 10 years  10 years  10 years

  The fair value of options granted was $40.7 million, $9.9 million and $4.3 million for the years ended November 30, 1998, 1997 and 1996, respectively.

  Total stock based compensation recognized in net income was $4.4 million in 1998, $3.2 million in 1997 and $1.3 million in 1996.

 (e) Options

  Following is a summary of stock options and related activity:

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                                    Average             Average             Average
                         Number of  Exercise Number of  Exercise Number of  Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Outstanding--beginning
 of year................ 2,772,697   $28.04  2,112,148   $21.69  2,228,582   $16.37
Granted................. 1,090,700   $66.53  1,006,990   $37.53    487,400   $31.60
Granted--Mid Ocean
 conversion.............   791,573   $72.44        --       --         --       --
Exercised...............  (307,215)  $29.78   (346,241)  $18.07   (600,938)  $ 9.21
Canceled................    (4,666)  $36.92       (200)  $18.75     (2,896)  $19.39
                         ---------           ---------           ---------
Outstanding--end of
 year................... 4,343,089   $45.67  2,772,697   $28.04  2,112,148   $21.69
Options exercisable..... 2,461,042           1,335,798           1,180,482
                         =========           =========           =========
Options available for
 grant.................. 2,707,180*          3,943,380*          2,775,670*
                         =========           =========           =========

--------
*Available for grant includes shares which may be granted on either stock options or restricted stock.

 (f) Voting

  The Company's Articles of Association restrict the voting power of any person to less than 10% of total voting power.

                                XL CAPITAL LTD

 (g) Share Rights Plan

  Rights to purchase Class A Ordinary Shares were distributed as a dividend at the rate of one Right for each outstanding Class A Ordinary Share held of record as of the close of business on October 31, 1998. Each Right will entitle holders of XL Class A Ordinary Shares to buy one ordinary share at an exercise price of $350.00. The Rights would be exercisable, and would detach from the Class A Ordinary Shares, only if a person or group were to acquire 20 percent or more of XL's outstanding Class A Ordinary Shares, or were to announce a tender or exchange offer that, if consumated, would result in a person or group beneficially owning 20 percent or more of XL's Class A Ordinary Shares. Upon a person or group without prior approval of the Board acquiring 20 percent or more of XL's Class A Ordinary Shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL Class A Ordinary Shares (or, in certain circumstances, Class A Ordinary Shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A Ordinary Shares being authorized and unissued for issuance upon exercise of the Rights.

11. Contributed Surplus

  Under the laws of the Cayman Islands, the use of XL's contributed surplus is restricted to the issuance of fully paid shares (i.e., stock dividend or stock split) and the payment of any premium on the redemption of ordinary shares.

12. Premiums

  Premiums comprise (U.S. dollars in thousands):

                                      Year ended November 30,
                                   -------------------------------
                                     1998       1997       1996
                                   ---------  ---------  ---------
      Gross premiums written--
       direct..................... $ 505,263  $ 418,372  $ 584,585
      Gross premiums written--
       assumed....................   301,598     22,918    144,861
      Reinsurance premiums ceded..  (134,817)  (124,664)  (132,344)
                                   ---------  ---------  ---------
          Net premiums written....   672,044    316,626    597,102
      Change in unearned and
       prepaid premiums...........    13,156    224,027    (79,210)
                                   ---------  ---------  ---------
          Net premiums earned..... $ 685,200  $ 540,653  $ 517,892
                                   =========  =========  =========

13. Reinsurance

  The Company is liable with respect to reinsurance ceded to the extent that any reinsurance company fails to meet its obligation to the Company. The Company regularly monitors the financial condition of its reinsurers and believes there to be no material unrecoverable reinsurance.

14. Dividends

  In 1998, four regular quarterly dividends were paid, three of $0.40 per share to shareholders of record at February 6, April 16 and July 15, and one of $0.44 per share to shareholders of record at September 28.

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

                                XL CAPITAL LTD

15. Taxation

  Under current Cayman Islands law, XL will not be obliged to pay any taxes in the Cayman Islands on its income or gains until May 2006 pursuant to the provisions of the Tax Concessions Law, as amended.

  Bermuda presently imposes no income, withholding or capital gains taxes, and XL and its Bermuda subsidiaries are exempted until March 2016 from any such future taxes pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act 1987.

  X.L. Investments (Barbados), Inc. qualifies as an exempted company under the provisions of the International Business Companies Act 1991-24 and as such is subject to a maximum tax rate in Barbados of 2.50%.

  XLE has been approved to carry on business in the International Services Centre in Dublin. Under Section 39 of the Finance Act 1990, XLE is entitled to benefit from a 10% tax rate on profits (including investment income) until the year 2005.

  Brockbank and XLMORe's London branch office are subject to United Kingdom corporation taxes. Profits of XLMORe's Singapore branch office are subject to Singapore corporation taxes. The German subsidiary of XLMORe is subject to taxation in Germany.

  The Company's U.S. subsidiaries are subject to Federal, State and local corporate income taxes and other taxes applicable to U.S. corporations.

  The Company has no material deferred taxes.

16. Statutory Financial Data

  The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The Company relies primarily on cash dividends from XLI and XLMORe. The payment of such dividends is restricted by applicable law including Bermuda, the United States, the Republic of Ireland and United Kingdom insurance law and regulations, and those promulgated by the Society of Lloyd's.

 Bermuda

  Under The Insurance Act, 1978, (as amended by the Insurance Act Amendment
1995) amendments thereto and related regulations of Bermuda (the "Act"), XLI and XLMORe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year. Other subsidiaries of the Company based in Bermuda, including XLFA, LARe and Reeve Court, are also subject to regulation under the Act.

  XLI's and XLMORe's statutory capital and surplus, statutory net income and the minimum statutory capital and surplus required by the Act were as follows (U.S. dollars in thousands):

                                          Year ended November 30,
                         ---------------------------------------------------------
                                     XLI                         XLMORe
                         ---------------------------- ----------------------------
                            1998      1997     1996      1998      1997     1996
                         ---------- -------- -------- ---------- -------- --------
Statutory net income.... $  309,244 $189,281 $367,322 $  108,290 $ 57,995 $ 21,398
                         ========== ======== ======== ========== ======== ========
Statutory capital and
 surplus................ $1,255,284 $882,366 $872,586 $1,966,200 $512,637 $271,398
                         ========== ======== ======== ========== ======== ========
Minimum statutory
 capital and surplus
 required by the Act.... $  307,205 $310,240 $302,089 $  100,000 $100,000 $100,000
                         ========== ======== ======== ========== ======== ========

                                XL CAPITAL LTD

  The primary difference between statutory net income and statutory capital and surplus for the Company's subsidiaries as shown above, and net income and shareholder's equity presented in accordance with generally accepted accounting principles are deferred acquisition costs.

  Under the Act, XLI and XLMORe are classified as a Class 4 insurer and reinsurer, respectively. Therefore they are restricted to the payment of dividends in any one financial year of 25% of the prior year's statutory capital and surplus, unless their directors attest that such dividends will not cause the company to fail to meet its relevant margins. XLI and XLMORe have not been affected by this. XLI could legally have paid dividends in the amount of approximately $1.8 billion, $1.5 billion and $1.1 billion at November 30, 1998, 1997 and 1996, respectively. XLMORe could legally have paid dividends in the amount of approximately $1.3 billion, $403.4 million and $169.5 million at November 30, 1998, 1997 and 1996, respectively.

Republic of Ireland

  XLE is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurances. Its operations, however, are largely restricted to the Republic of Ireland and are subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Companies Act of 1963 to 1990 and a range of Irish Insurance Acts from 1909 through 1995 (the "Irish Acts"). In addition, there is a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Framework Regulations, 1994, the European Communities (Insurance Undertakings Accounts) Regulations, 1996 and a range of other European Communities Regulations and administrative rules (the "Irish Regulations").

  XLE's insurance activities are subject to extensive regulation in the Republic of Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in the Republic of Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister for Enterprise, Trade and Employment (the "Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the Department of Enterprise, Trade and Employment.

 United States

  The Company's U.S. insurance subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business. Brockbank, via Lloyd's, is a licensed insurer in the states of Illinois, Kentucky and the U.S. Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan. Brockbank Insurance Services, Inc., is a California licensed surplus and special lines broker.

  The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as XLI and XLMORe. The Company believes it is not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could require the Company to, among other things, register as a surplus lines insurer. The Company believes that generally it could meet and comply with the requirements to be registered as a surplus lines insurer and such compliance would not have a material impact on the ability of the Company to conduct its business. There can be no assurance, however, that the activities of the Company will not be challenged in the future or that the Company will be able to successfully defend against such challenges or that legislation will not be enacted that will affect the Company's ability to conduct its business.

                                XL CAPITAL LTD

 United Kingdom

  The United Kingdom Financial Services Authority ("UK FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. XLMORe, through its London branch, "effects and carries on" business in the United Kingdom and is therefore regulated by the UK FSA.

 Lloyd's

  As a result of the Company's ownership of Brockbank, the Company and Brockbank are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of The Lloyd's Act of 1982 through bye-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders and capital providers. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or a managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the "CCVs") and managing agencies.

  A person would be viewed by Lloyd's as a "major shareholder" of the CCVs if such person owns 15% or more of the Company's outstanding capital stock and as a "controller" if it owns 30% or more of the Company's outstanding capital stock. Therefore, any person that becomes the owner of 15% or more of the Company's stock may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement.

  As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in The Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the CCVs or the Brockbank group as a whole to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. The CCVs, as corporate members of Lloyd's, are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

  The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

 Other Regulation

  The Company is subject to regulation in Australia, Singapore and Germany as a result of its representative offices and branches in such jurisdictions.

                                XL CAPITAL LTD

17. Unaudited Quarterly Financial Data

  The unaudited quarterly financial data for 1998 and 1997 follows (U.S. dollars in thousands, except per share amounts):

                                           First    Second   Third     Fourth
                                          Quarter  Quarter  Quarter   Quarter
                                          -------- -------- --------  --------
1998
  Net premiums earned.................... $139,882 $137,787 $155,514  $252,017
  Net investment income..................   57,528   60,452   70,983    90,412
  Realized gains (losses)................   62,951   74,541   (2,837)   57,140
  Equity in net income (loss) of
   affiliates............................   15,207   19,728   14,604    (1,559)
  Fee and other income...................      --     4,145    2,132     7,021
                                          -------- -------- --------  --------
  Total revenues......................... $275,568 $296,653 $240,396  $405,031
                                          ======== ======== ========  ========
  Income before income tax expense....... $157,191 $171,832 $ 86,621  $178,208
                                          ======== ======== ========  ========
  Net income............................. $155,410 $170,562 $ 85,830  $175,861
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--basic..................... $   1.84 $   2.02 $   0.94  $   1.58
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--diluted................... $   1.81 $   1.98 $   0.91  $   1.56
                                          ======== ======== ========  ========
1997
  Net premiums earned.................... $119,857 $129,817 $138,034  $152,965
  Net investment income..................   51,557   54,160   56,109    54,726
  Realized gains (losses)................   32,613  126,313  116,400    60,613
  Equity in net income of affiliates.....   13,155   15,739   16,219    20,769
                                          -------- -------- --------  --------
  Total revenues......................... $217,162 $326,029 $326,762  $289,073
                                          ======== ======== ========  ========
  Income before income tax expense....... $110,711 $211,580 $207,438  $152,055
                                          ======== ======== ========  ========
  Net income............................. $108,118 $211,580 $206,560  $150,703
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--basic..................... $   1.24 $   2.49 $   2.45  $   1.79
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--diluted................... $   1.23 $   2.46 $   2.41  $   1.75
                                          ======== ======== ========  ========

18. Accounting Standards

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographical areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not yet assessed the affect of the adoption of this accounting standard on its consolidated financial statement disclosures.

  FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pensions and other postretirement benefit plans. This standard is expected to have a minimal impact on the Company's consolidated financial disclosures.

                                XL CAPITAL LTD

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


  FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not yet assessed the affect of the adoption of this accounting standard on its consolidated financial statement disclosures.

  SFAS No. 131 and No. 133 are not expected to have a significant impact on the Company's overall results but will affect the Company's financial statements and disclosures.

19. Unaudited Subsequent Events

  On December 2, 1998, the Company announced that it has signed a definitive agreement to acquire all of the outstanding shares of Intercargo Corporation ("Intercargo") for $12 per share, or approximately $88 million. Intercargo, through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. customs bonds and marine cargo insurance. At September 30, 1998, Intercargo had total assets of $165 million and shareholders' equity of $81 million. The transaction is subject to approval by Intercargo's shareholders, regulatory approvals and other customary closing conditions. There can be no assurance that the transaction will be completed or that the terms of the transaction will not be modified prior to completion.

  On February 16, 1999 the Company announced that it had signed a definitive merger agreement with NAC Re Corporation ("NAC Re"). Under the terms of the agreement, shareholders of NAC Re will receive 0.915 Class A XL shares for each NAC Re share in a tax-free exchange of shares that will be accounted for as a pooling of interests under U.S. generally accepted accounting principles ("GAAP"). The transaction is subject to the approval of the NAC Re stockholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, receipt of insurance, regulatory approvals and other customary closing conditions. There can be no assurance that the transaction will be completed or that the terms of the transaction will not be modified prior to completion.

                                XL CAPITAL LTD

                        PRO FORMA FINANCIAL INFORMATION

  On March 16, 1998, the combination of EXEL and Mid Ocean was announced. The shareholders of the two companies approved the two schemes of arrangement on August 3, 1998 and the Grand Court of Cayman approved the arrangements on August 7, 1998. The Company is the holding company for the new organization, and the reinsurance operations of both companies were combined on August 7, 1998. The transaction, detailed in the joint proxy statement filed with the Securities and Exchange Commission on July 2, 1998, resulted in XL issuing
1.0215 shares for each Mid Ocean share (other than Mid Ocean shares held by EXEL and its subsidiaries), subject to the cash election rights of the two companies' shareholders described therein. Prior to this transaction, EXEL owned approximately 25% of Mid Ocean Class A shares.

  As a result of the combination, the Company assumed assets of $2.6 billion, of which invested assets were $1.8 billion, and liabilities if $1.2 billion, including loss reserves of $595 million.

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
             (U.S. dollars in thousands, except per share amounts)

                                                          Pro Forma   Pro Forma
                                                             1998        1997
                                                          ----------  ----------
Net premiums earned...................................... $1,055,935  $1,033,121
Net investment income....................................    362,930     319,981
Net realized gains.......................................    225,534     335,538
Equity in affiliate income...............................     (1,897)      3,748
Fee and other income.....................................     28,006      24,710
                                                          ----------  ----------
    Total revenues.......................................  1,670,508   1,717,098
                                                          ----------  ----------
Losses and loss expenses.................................    569,130     587,414
Acquisition costs and administration expenses............    307,448     234,949
Interest expense.........................................     23,123      24,576
Amortization of intangible assets........................     45,000      37,192
                                                          ----------  ----------
    Total expenses.......................................    944,701     884,131
                                                          ----------  ----------
Income before minority interest and income tax expense...    725,807     832,967
Minority interest and income tax.........................     12,703      18,500
                                                          ----------  ----------
    Net income........................................... $  713,104  $  814,467
                                                          ----------  ----------
Net income per share
  Basic.................................................. $     6.42  $     7.29
  Diluted................................................ $     6.31  $     7.20
Weighted average shares outstanding (000's)
  Basic..................................................    111,155     111,734
  Diluted................................................    112,964     113,133

  This unaudited condensed pro forma financial information should be read in conjunction with the following explanatory notes.

                                XL CAPITAL LTD

              NOTES TO THE UNAUDITED PROFORMA COMBINED CONDENSED
                             FINANCIAL INFORMATION

1. Accounting for the Arrangements

  (a) The combination of EXEL and Mid Ocean was accounted for under purchase accounting rules, in accordance with generally accepted accounting practice, whereby the total purchase cost is allocated to the assets and liabilities acquired based on their relative values at the date of acquisition, and the excess of that total purchase cost over the fair values is recorded as goodwill. The fair values ascribed to the individual assets and liabilities are based upon management studies and appraisals.

  (b) Included in the pro forma income statements for the year ended November 30, 1998 and 1997 is the financial information of Mid Ocean for the nine months ended July 31, 1998 and the year ended October 31, 1997, respectively. No adjustments have been made to take account of these differing period ends as, in the opinion of management, any such adjustments would not be material.

2. Allocation of Purchase Price Consideration:

  The allocation of the purchase price is as follows (U.S. dollars in thousands):

Fair value of assets of Mid Ocean at date of acquisition............. 1,360,760
Equity value of Mid Ocean assets already held........................  (377,214)
                                                                      ---------
Fair value of share of net assets acquired by EXEL...................   983,546
Goodwill relating to acquisition..................................... 1,253,920
                                                                      ---------
                                                                      2,237,466
                                                                      ---------
  The consideration for the arrangements was as follows:

Issue of New EXEL shares............................................. 2,109,804
Issue of New EXEL options............................................    26,800
Mid Ocean shares purchased for cash..................................    85,607
Cost of acquisition..................................................    15,255
                                                                      ---------
                                                                      2,237,466
                                                                      ---------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of XL Capital Ltd:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

New York, New York
December 23, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ending November 30, 1998.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 11. Executive Compensation

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements and Exhibits.

    1. Financial Statements

      Included in Part II--See Item 8 of this report.

    2. Financial Statement Schedules

      Included in Part IV of this report:

                                                                 Schedule
                                                                  Number  Page
                                                                 -------- ----
     --Auditor's Report on Financial Statement Schedules
      included in Form 10-K.....................................           66
     --Consolidated Summary of Investments--Other than
      Investments in Related Parties, as of November 30, 1998...     I     67
     --Condensed Financial Information of Registrant, as of
      November 30, 1996 and 1995, and for the years ended
      November 30, 1998, 1997 and 1996..........................    II     68
     --Reinsurance, for the years ended November 30, 1998, 1997
      and 1996..................................................    IV     71
     --Supplementary Information Concerning Property/Casualty
      Insurance Operations for the years ended November 30,
      1998, 1997 and 1996.......................................    VI     72

  Other Schedules have been omitted as they are not applicable to the Company.

    3. Exhibits

     3.1 Memorandum of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited dated July 2, 1998.

     3.2 Articles of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited dated July 2, 1998.
     4.1      Rights Agreement, dated as of September 11, 1998 between the
              Company and ChaseMellon Shareholder Services, L.L.C., as Rights
              Agent, incorporated by reference to the Company's Current Report on Form 8-K dated October 21, 1998.
     10.1     Money Accumulation Savings Program, incorporated by reference to
              Exhibit 10.15 to the
              Company's Registration Statement on Form S-1 (No. 33-40533).
     10.2     1991 Performance Incentive Program, incorporated by reference to
              Exhibit 10.16 to the Company's Registration Statement on Form S-1
              (No. 33-40533).
     10.3     1991 Management Incentive Plan, incorporated by reference to
              Exhibit 10.17 to the Company's Registration Statement on Form S-1
              (No. 33-40533).
     10.4 First Amendment to the 1991 Performance Incentive Program, incorporated by reference to Exhibit 10.4 to the Company's Annual
              Report on Form 10-K for the year ended November 30, 1996.
     10.5 Retirement Plan for Non-employee Directors of XL Capital Ltd, as amended, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended November
              30, 1996.
     10.6.1 XL Capital Ltd Directors Stock and Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company's Annual
              Report on Form 10-K for the year ended November 30, 1996.
     10.6.2   Fourth Amendment to EXEL Limited Directors Stock and Option Plan.
     10.7 XL Capital Ltd Stock Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
     10.8     (Intentionally omitted)
     10.9.1   Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan
     10.9.2   Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share
              Award Plan
     10.10    Mid Ocean Ltd. Stock & Deferred Compensation Plan for Nonemployee
              Directors
     10.11.1  Mark E. Brockbank Employment Agreement
     10.11.2  Henry C.V. Keeling Employment Agreement
     10.11.4  Robert J. Newhouse, Jr. Employment Agreement
     10.11.5  Michael A. Butt Employment Agreement
     10.12.1  Amendment to Brockbank Service Agreement
     10.12.2  Amendment to Keeling Service Agreement
     10.12.3  Amendment to Newhouse Service Agreement
     10.12.4  Amendment to Butt Service Agreement
     10.13    Robert J. Newhouse Consulting Agreement
     10.14.1  Credit Agreement (5-Year) between Mid Ocean Limited and The Chase
              Manhattan Bank
     10.14.2  Amendment No. 1 to Credit Agreement (5-Year) between Mid Ocean
              Limited and The Chase Manhattan Bank
     10.14.3  Credit Agreement (364-Day) between Mid Ocean Limited and The
              Chase Manhattan Bank
     10.14.4  Amendment No. 1 to Credit Agreement (364-Day) between Mid Ocean
              Limited and The Chase Manhattan Bank

     10.14.5  Loan Agreement between X.L. America, Inc. and Three Rivers
              Funding Corporation
     10.14.6 Letter of Credit Facility and Reimbursement Agreement by and among X.L. Insurance Company, Ltd. et al. and Mellon Bank, N.A.
     10.14.7  First Amendment to Letter of Credit Facility and Reimbursement
              Agreement by and among X.L. Insurance Company, Ltd. et al. and Mellon Bank, N.A.
     10.14.8  Second Amendment to Letter of Credit Facility and Reimbursement
              Agreement by and among X.L. Insurance Company, Ltd. et al. and Mellon Bank, N.A.
     10.14.9  Short Term Revolving Credit Agreement between X.L. Insurance
              Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit (b)(1) of Amendment No. 2 to the Schedule 14D-1 (the "GCR
              Schedule 14D-1") of EXEL Limited filed with respect to GCR
              Holdings Company Limited.
     10.14.10 First Amendment to Short Term Revolving Credit Agreement between
              X.L. Insurance Company, Ltd. and Mellon Bank, N.A.
     10.14.11 Second Amendment to Short Term Revolving Credit Agreement between
              X.L. Insurance Company, Ltd. and Mellon Bank, N.A.
     10.14.12 Third Amendment to Short Term Revolving Credit Agreement between
              X.L. Insurance Company, Ltd. and Mellon Bank, N.A.
     10.14.13 Fourth Amendment to Short Term Revolving Credit Agreement between
              X.L. Insurance Company, Ltd. and Mellon Bank, N.A.
     10.14.14 Revolving Credit Agreement between X.L. Insurance Company, Ltd.
              and Mellon Bank, N.A., Incorporated by reference to Exhibit
              (b)(2) of the GCR Schedule 14D-1.
     10.14.15 First Amendment to revolving Credit Agreement between X.L.
              Insurance Company, Ltd. and Mellon Bank, N.A.
     10.14.16 Second Amendment to Revolving Credit Agreement between X.L.
              Insurance Company, Ltd. and Mellon Bank, N.A.
     11.1     Statement regarding computation of per share earnings.
     21.1     List of subsidiaries of the Registrant.
     23.1     Consent of PriceWaterhouseCoopers
     27.1     Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                    AUDITORS' REPORT ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of XL Capital Ltd is included on page 43 of this Form 10-K in connection with our audits of such financial statements. We have also audited the related financial statement schedules listed in the index on pages 59 and 60 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

New York, New York
February 25, 1999

                                 XL CAPITAL LTD

                            SUPPLEMENTAL SCHEDULE I

                CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               November 30, 1998
                          (U.S. dollars in thousands)

                                                                       Amount at
                                                                         which
                                                                        shown in
                                                  Cost or                 the
                                                 Amortized    Market    Balance
Type of Investment                                Cost(1)     Value      Sheet
------------------                              ----------- ---------- ----------
Fixed Maturities:
  Bonds and notes:
    U.S. government and government agencies and
     authorities............................... $1, 564,084 $1,580,853 $1,580,853
    Non-U.S. sovereign governments.............     401,405    402,374    402,374
    All other corporate........................   3,231,757  3,229,354  3,229,354
                                                ----------- ---------- ----------
      Total fixed maturities................... $ 5,197,246 $5,212,581 $5,212,581
                                                ----------- ---------- ----------
  Equity Securities:
    Public utilities/transportation............ $    29,191 $   35,799 $   35,799
    Banks, trust and insurance companies.......      65,872     82,944     82,944
    Industrial, miscellaneous and all others...     900,810  1,009,858  1,009,858
                                                ----------- ---------- ----------
      Total equity securities.................. $   995,873 $1,128,601 $1,128,601
                                                ----------- ---------- ----------
Short-term investments......................... $   121,177 $  121,214 $  121,214
                                                ----------- ---------- ----------
Total investments.............................. $ 6,314,296 $6,462,396 $6,462,396
                                                =========== ========== ==========

--------
(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                 XL CAPITAL LTD

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS--PARENT COMPANY ONLY

                 For the Years Ended November 30, 1998 and 1997
                          (U.S. dollars in thousands)

                                                           1998        1997
                                                        ----------  ----------
                         ASSETS
                         ------
Portfolio Investments:
  Fixed maturities at fair value (amortized cost:
   1998--$214,923; 1997--$NIL)......................... $  216,629  $      --
  Short-term investments at fair value (amortized cost:
   1998--$9,575; 1997--$NIL)...........................      9,719         --
                                                        ----------  ----------
    Total portfolio investments........................    226,348         --
Investments in subsidiaries............................  5,316,554   2,123,993
Investment in affiliate (cost: 1998--$NIL; 1997--
 $188,137).............................................        --      358,423
Investments in limited partnership.....................     18,252      19,259
Accrued investment income..............................      1,367         --
Other assets...........................................      3,288       3,256
                                                        ----------  ----------
    Total assets....................................... $5,565,809  $2,504,931
                                                        ==========  ==========

                      LIABILITIES
                      -----------
Amount due to subsidiaries............................. $  629,943  $   24,683
Accounts payable and accrued liabilities...............    117,986       1,118
                                                        ----------  ----------
    Total liabilities.................................. $  747,929  $   25,801
                                                        ==========  ==========

                 SHAREHOLDERS' EQUITY
                 --------------------
Ordinary shares........................................ $    1,118  $      844
Contributed surplus....................................  2,289,456     290,085
Net unrealized appreciation on investments.............    159,953     188,444
Deferred compensation..................................    (18,104)    (11,362)
Retained earnings......................................  2,385,457   2,011,119
                                                        ----------  ----------
    Total shareholders' equity......................... $4,817,880  $2,479,130
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $5,565,809  $2,504,931
                                                        ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(Continued)

                    STATEMENT OF INCOME--PARENT COMPANY ONLY

              For the Years Ended November 30, 1998, 1997 and 1996
                          (U.S. dollars in thousands)

                                                        1998     1997     1996
                                                      -------- -------- --------
Net investment income...............................  $  2,568 $    112 $    568
Net realized gains..................................       458      --       --
Equity in net income of subsidiaries (Dividends were
 $177,900, $186,548 and $302,000 in 1998, 1997 and
 1996, respectively)................................   562,147  617,376  439,361
Equity in net income of affiliate...................    49,878   62,135   59,374
Income from limited partnership.....................     3,599    4,342      --
                                                      -------- -------- --------
Total revenues......................................   618,650  683,965  499,303
Administration expenses.............................    30,987    7,004    4,990
                                                      -------- -------- --------
Net income..........................................  $587,663 $676,961 $494,313
                                                      ======== ======== ========


          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(Continued)

                  STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

              For the Years Ended November 30, 1998, 1997 and 1996
                          (U.S. dollars in thousands)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows provided by operating activities:
  Net income.................................. $ 587,663  $ 676,961  $ 494,313
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net realized gains from sale of shares in
     affiliate................................      (458)       --         --
    Equity in net income of subsidiaries net
     of dividends.............................  (574,879)  (438,135)  (136,106)
    Equity in net income of affiliate net of
     dividends................................   (31,410)   (34,849)   (44,592)
    Accrued investment income.................    (1,367)       --         --
    Amount due from subsidiaries..............   605,260     39,091     65,669
    Accounts payable and accrued liabilities..   116,868        478     (1,466)
    Amortization of intangible assets.........    10,494        --         --
    Amortization of deferred compensation.....     4,361      2,163      1,287
    Amortization of discounts on fixed
     maturities...............................       335        --         --
                                               ---------  ---------  ---------
      Total adjustments.......................   129,204   (431,252)  (115,208)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   716,867    245,709    379,105
                                               ---------  ---------  ---------
Cash flows provided by (used in) investing
 activities:
  Proceeds from sale of fixed maturities and
   short-term investments.....................   198,893        --         --
  Proceeds from redemption of fixed maturities
   and short-term investments.................    49,325        --         --
  Purchases of fixed maturities and short-term
   investments................................  (472,593)       --         --
  Other assets................................       (32)        (8)    (3,081)
  Investment in affiliate.....................       --         --      (1,620)
  Investment in limited partnership...........     1,007      3,376    (12,568)
                                               ---------  ---------  ---------
      Net cash provided (used in) by investing
       activities.............................  (223,400)     3,368    (17,269)
                                               ---------  ---------  ---------
Cash flows used in financing activities:
  Issuance of restricted shares...............       514        387        695
  Proceeds from exercise of options...........     7,538      6,280      6,048
  Dividends paid..............................  (150,294)  (115,372)   (86,145)
  Repurchase of treasury shares...............  (351,225)  (140,372)  (282,434)
                                               ---------  ---------  ---------
      Net cash used in financing activities...  (493,467)  (249,077)  (361,836)
                                               ---------  ---------  ---------
      Net change in cash and cash equivalents.       --         --         --
                                               ---------  ---------  ---------
Cash and cash equivalents--beginning of year..       --         --         --
                                               ---------  ---------  ---------
Cash and cash equivalents--end of year........ $     --   $     --   $     --
                                               =========  =========  =========

          See accompanying notes to Consolidated Financial Statements

                               XL CAPITALIZED LTD

                            SCHEDULE IV--REINSURANCE

              For the Years Ended November 30, 1998, 1997 and 1996
                          (U.S. dollars in thousands)

                                                               Assumed
                                                    Ceded to    from
                                            Gross     Other     other     Net
                                            Amount  Companies Companies  Amount
                                           -------- --------- --------- --------
1998...................................... $505,263 $134,817  $301,598  $672,044
                                           -------- --------  --------  --------
1997...................................... $418,370 $124,662  $ 22,918  $316,626
                                           -------- --------  --------  --------
1996...................................... $584,585 $132,344  $144,861  $597,102
                                           -------- --------  --------  --------

                                 XL CAPITAL LTD

                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              For the Years Ended November 30, 1998, 1997 and 1996
                          (U.S. dollars in thousands)

                                                                        Losses and Loss
                                                                       Expenses Incurred                           Net
                              Reserves   Reserves                          Related to        Paid   Amortization Premiums
                  Deferred   for Losses    for       Net       Net     ------------------   Losses  of Deferred  Written
                 Acquisition  and Loss   Unearned   Earned  Investment Current    Prior    and Loss Acquisition   Prior
                    Costs     Expenses   Premiums  Premiums   Income   Year (1) Year (2)   Expenses    Costs     Year (2)
                 ----------- ---------- ---------- -------- ---------- -------- ---------  -------- ------------ --------
1997............   $97,951   $3,121,739 $1,010,907 $685,200  $279,375  $715,059 $(164,158) $366,475   $88,596    $672,044
                   -------   ---------- ---------- --------  --------  -------- ---------  --------   -------    --------
1997............   $22,272   $2,342,254 $  566,911 $540,653  $216,552  $735,313 $(260,407) $267,227   $46,108    $316,626
                   -------   ---------- ---------- --------  --------  -------- ---------  --------   -------    --------
1996............   $30,383   $2,099,096 $  679,535 $517,892  $198,598  $436,334 $  14,465  $302,642   $35,556    $597,102
                   -------   ---------- ---------- --------  --------  -------- ---------  --------   -------    --------

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XL Capital Ltd

                                                  /s/ Brian M. O'Hara
                                          By___________________________________
                                                      Brian M. O'Hara
                                               President and Chief Executive
                                                          Officer

February 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                          Title                    Date
             ----------                          -----                    ----


      /s/ Brian M. O'Hara            President, Chief Executive    February 25, 1999
____________________________________  Officer and Director
          Brian M. O'Hara             (Principal Executive
                                      Officer)

     /s/ Robert R. Lusardi           Executive Vice President and  February 25, 1999
____________________________________  Chief Financial Officer
         Robert R. Lusardi            (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

  /s/ Michael P. Esposito, Jr.       Director and Chairman of the  February 25, 1999
____________________________________  Board of Directors
      Michael P. Esposito, Jr.

      /s/ Michael A. Butt            Director                      February 25, 1999
____________________________________
          Michael A. Butt

      /s/ Robert Clements            Director                      February 25, 1999
____________________________________
          Robert Clements

      /s/ Sir Brian Corby            Director                      February 25, 1999
____________________________________
          Sir Brian Corby

     /s/ Robert R. Glauber           Director                      February 25, 1999
____________________________________
         Robert R. Glauber

   /s/ Robert V. Hatcher, Jr.        Director                      February 25, 1999
____________________________________
       Robert V. Hatcher, Jr.


             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Ian R. Heap              Director                      February 25, 1999
____________________________________
            Ian R. Heap

       /s/ Paul Jeanbart             Director                      February 25, 1999
____________________________________
           Paul Jeanbart

        /s/ John Loudon              Director                      February 25, 1999
____________________________________
            John Loudon

  /s/ Robert J. Newhouse, Jr.        Director                      February 25, 1999
____________________________________
      Robert J. Newhouse, Jr.

      /s/ Robert S. Parker           Director                      February 25, 1999
____________________________________
          Robert S. Parker

        /s/ Cyril Rance              Director                      February 25, 1999
____________________________________
            Cyril Rance

       /s/ Alan Z. Senter            Director                      February 25, 1999
____________________________________
           Alan Z. Senter

      /s/ John T. Thornton           Director                      February 25, 1999
____________________________________
          John T. Thornton

      /s/ Ellen E. Thrower           Director                      February 25, 1999
____________________________________
          Ellen E. Thrower

        /s/ John Weiser              Director                      February 25, 1999
____________________________________
            John Weiser