Form 10-K/A
period 1998-11-30
XL CAPITAL LTD
filed 1999-03-04
CIK 875159

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

  The following table reflects investment results for the Company for each of the five years in the period ended November 30, 1998:

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

Net Income

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in thousands except per
                                                        share amounts)
Income excluding net realized gains on
 investments, amortization of intangible assets
 and one time realignment charges................ $437,254  $346,866  $288,101
Net realized gains...............................  191,795   335,939   206,212
Amortization of intangible assets................  (23,926)   (5,844)      --
Alignment charges................................  (17,460)      --        --
                                                  --------  --------  --------
Net income....................................... $587,663  $676,961  $494,313
                                                  ========  ========  ========
Earnings per share--basic........................ $   6.32  $   7.95  $   5.45
                                                  ========  ========  ========
Earnings per share--diluted...................... $   6.20  $   7.84  $   5.41
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
                                            ==========  ==========  ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                    (Expressed in thousands of U.S. dollars)

                                             1998         1997         1996
                                          -----------  -----------  ----------
Cash flows provided by operating
 activities:
    Net income before minority interest.  $   588,489  $   676,961  $  494,313
                                          -----------  -----------  ----------
Adjustments to reconcile net income
 before minority interest to net cash
 provided by operating activities:
  Net realized gains on sales of
   investments..........................     (191,795)    (335,939)   (206,212)
  Amortization of (discounts) premium on
   fixed maturities.....................      (12,953)      (2,163)      7,021
  Equity in net income of affiliates net
   of cash received.....................      (23,585)     (34,395)    (44,329)
  Amortization of deferred compensation.        4,361        3,194       1,287
  Amortization of intangible assets.....       23,926        5,844         --
  Unpaid losses and loss expenses.......      179,075      208,565     178,596
  Reinsurance balances receivable.......     (144,910)    (109,581)    (45,442)
  Unearned premiums.....................      (16,751)    (178,584)    140,239
  Prepaid reinsurance premiums..........        2,973      (45,449)    (61,029)
  Premiums received in advance..........      (21,539)      16,450      19,376
  Deferred acquisition costs............       (3,818)      17,292      10,571
  Premiums receivable...................       21,375      154,521    (111,054)
  Reinsurance premiums payable..........          761       37,958      30,524
  Accrued investment income.............       10,691       10,729      (2,580)
  Accounts payable and accrued
   liabilities..........................       15,570        2,839      11,188
                                          -----------  -----------  ----------
    Total adjustments...................     (156,619)    (248,719)    (71,844)
                                          -----------  -----------  ----------
    Net cash provided by operating
     activities.........................      431,870      428,242     422,469
                                          -----------  -----------  ----------
Cash flow used in investing activities:
  Proceeds from sale of fixed maturities
   and short-term investments...........   13,709,343   10,332,277   4,283,613
  Proceeds from redemption of fixed
   maturities and short-term
   investments..........................      530,415      108,220     119,706
  Proceeds from sale of equity
   securities...........................      850,748    1,164,483     591,366
  Purchases of fixed maturities and
   short-term investments...............  (14,313,067) (10,078,481) (5,059,795)
  Purchases of equity securities........     (964,214)    (999,384)   (374,565)
  Deferred gains on forward contracts...      (12,295)       7,049         418
  Investments in affiliates.............       (1,126)     (43,184)    (19,131)
  Purchase of GCR Holdings Limited......          --      (660,137)        --
  Cash acquired in purchase of Mid Ocean
   Limited..............................      137,483          --          --
  Other investments.....................        1,836          154     (13,736)
  Other assets..........................       (8,537)     (24,185)    (20,208)
                                          -----------  -----------  ----------
    Net cash used in investing
     activities.........................      (69,414)    (193,188)   (492,332)
                                          -----------  -----------  ----------
Cash flows used in financing activities:
  Issuance of restricted shares.........          514          387         695
  Proceeds from exercise of share
   options..............................        7,538        6,280       6,049
  Repurchase of treasury shares.........     (351,225)    (140,372)   (282,435)
  Dividends paid........................     (150,294)    (115,372)    (86,145)
  Proceeds from loans...................      655,000      530,000      11,000
  Repayment of loans....................     (495,000)    (400,000)        --
  Minority interest.....................       20,066       25,888         --
                                          -----------  -----------  ----------
    Net cash used in financing
     activities.........................     (313,401)     (93,189)   (350,836)
                                          -----------  -----------  ----------
Increase (decrease) in cash and cash
 equivalents............................       49,055      141,865    (420,699)
Cash and cash equivalents--beginning of
 year...................................      394,599      252,734     673,433
                                          -----------  -----------  ----------
Cash and cash equivalents--end of year..  $   443,654  $   394,599  $  252,734
                                          ===========  ===========  ==========
Taxes paid..............................  $     9,207  $     2,622  $    1,571
                                          ===========  ===========  ==========
Interest paid...........................  $    11,443  $     5,824  $      --
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
                                               =========  =========  =========

                                XL CAPITAL LTD

  The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows (U.S. dollars in thousands):

                                     Cost or     Gross      Gross
                                    Amortized  Unrealized Unrealized   Market
November 30, 1998                      Cost      Gains      Losses     Value
-----------------                   ---------- ---------- ---------- ----------
Fixed maturities:
  U.S. Government and Government
   agency.......................... $1,564,084  $ 18,592   $ (1,823) $1,580,853
  Corporate bonds..................  3,231,757    65,620    (68,023)  3,229,354
  Non-U.S. Sovereign Government
   bonds...........................    401,405    16,721    (15,752)    402,374
                                    ----------  --------   --------  ----------
    Total fixed maturities......... $5,197,246  $100,933   $(85,598) $5,212,581
                                    ==========  ========   ========  ==========
Short-term investments:
  U.S. Government and Government
   agency.......................... $   38,187  $    224   $    --   $   38,411
  Corporate bonds..................     66,329        62       (313)     66,078
  Non-U.S. Sovereign Government
   bonds...........................     16,661       255       (191)     16,725
                                    ----------  --------   --------  ----------
    Total short-term investments... $  121,177  $    541   $   (504) $  121,214
                                    ==========  ========   ========  ==========
Total equity securities............ $  995,873  $208,390   $(75,662) $1,128,601
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

                                XL CAPITAL LTD

17. Unaudited Quarterly Financial Data

  The unaudited quarterly financial data for 1998 and 1997 follows (U.S. dollars in thousands, except per share amounts):

                                           First    Second   Third     Fourth
                                          Quarter  Quarter  Quarter   Quarter
                                          -------- -------- --------  --------
1998
  Net premiums earned.................... $139,882 $137,787 $155,514  $252,017
  Net investment income..................   57,528   60,452   70,983    90,412
  Realized gains (losses)................   62,951   74,541   (2,837)   57,140
  Equity in net income (loss) of
   affiliates............................   15,207   19,728   14,604    (1,559)
  Fee and other income...................      --     4,145    2,132     7,021
                                          -------- -------- --------  --------
  Total revenues......................... $275,568 $296,653 $240,396  $405,031
                                          ======== ======== ========  ========
  Income before income tax expense....... $157,191 $171,832 $ 86,621  $178,208
                                          ======== ======== ========  ========
  Net income............................. $155,410 $170,562 $ 85,830  $175,861
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--basic..................... $   1.84 $   2.02 $   0.94  $   1.58
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--diluted................... $   1.81 $   1.98 $   0.91  $   1.56
                                          ======== ======== ========  ========
1997
  Net premiums earned.................... $119,837 $129,817 $138,034  $152,965
  Net investment income..................   51,557   54,160   56,109    54,726
  Realized gains (losses)................   32,613  126,313  116,400    60,613
  Equity in net income of affiliates.....   13,155   15,739   16,219    20,769
                                          -------- -------- --------  --------
  Total revenues......................... $217,162 $326,029 $326,762  $289,073
                                          ======== ======== ========  ========
  Income before income tax expense....... $110,711 $211,580 $207,438  $152,055
                                          ======== ======== ========  ========
  Net income............................. $108,118 $211,580 $206,560  $150,703
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--basic..................... $   1.24 $   2.49 $   2.45  $   1.79
                                          ======== ======== ========  ========
  Net income per share and share
   equivalent--diluted................... $   1.23 $   2.46 $   2.41  $   1.75
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements and Exhibits.

    1. Financial Statements

      Included in Part II--See Item 8 of this report.

    2. Financial Statement Schedules

      Included in Part IV of this report:

                                                                 Schedule
                                                                  Number  Page
                                                                 -------- ----
     --Auditor's Report on Financial Statement Schedules
      included in Form 10-K.....................................           66
     --Consolidated Summary of Investments--Other than
      Investments in Related Parties, as of November 30, 1998...     I     67
     --Condensed Financial Information of Registrant, as of
      November 30, 1998 and 1997, and for the years ended
      November 30, 1998, 1997 and 1996..........................    II     68
     --Reinsurance, for the years ended November 30, 1998, 1997
      and 1996..................................................    IV     71
     --Supplementary Information Concerning Property/Casualty
      Insurance Operations for the years ended November 30,
      1998, 1997 and 1996.......................................    VI     72

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

                                 XL CAPITAL LTD

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