Form 10-Q
period 1999-02-28
XL CAPITAL LTD
filed 1999-04-14
CIK 875159

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                         Commission File Number 1-10804


                                 XL CAPITAL LTD
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

               Cayman Islands                                       98-0058718
        ----------------------------                            -----------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification Number)
                  organization)

CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA HM 11
(Address of principal executive offices and zip code)

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


                  /X/ YES                                                                  / / NO
--------------------------------------------                             --------------------------------------------

As of April 13, 1999, there were outstanding 107,939,519 Class A Ordinary Shares, $0.01 par value per share, and 3,115,900 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

                                       2
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                               INDEX TO FORM 10-Q
                          PART I. FINANCIAL INFORMATION

                                                                                                       Page No.
Item 1.                    Financial Statements:

                           Consolidated Balance Sheets

                           February 28, 1999 and November 30, 1998 (unaudited)                             3

                           Consolidated Statements of Income

                           Three Months Ended February 28, 1999 and 1998 (unaudited)                       5

                           Consolidated Statements of Shareholders's Equity and

                           Comprehensive Income

                           Three Months Ended February 28, 1999 and 1998 (unaudited)                       6

                           Consolidated Statements of Cash Flows

                           Three Months Ended February 28, 1999 and 1998 (unaudited)                        7

                           Notes to Unaudited Consolidated Financial Statements                            9

Item 2.                    Managements  Discussion  and Analysis of Results of Operations and

                           Financial Condition                                                            10

                                               PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                                              19

Item 4.                    Submission of Matters to a Vote of Shareholders                                19

Item 6.                    Exhibits and Reports on Form 8-K                                               19

Signatures                                                                                                21

                                       3
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                           CONSOLIDATED BALANCE SHEETS

                           (U.S. dollars in thousands)


                                                                February 28, 1999                 November 30, 1998
                                                                                   (Unaudited)

                                    ASSETS

Investments available for sale:
       Fixed maturities, at market value
       (amortized cost : 1999 - $5,436,523;
       1998 - $5,197,246)                                         $ 5,346,985                            $5,212,581
       Equity securities, at market value
       (cost: 1999 - $930,827; 1998 - $995,873)                     1,055,339                             1,128,601
       Short-term investments, at market value
       (amortized cost: 1999 - $78,314; 1998 - $121,177)               77,766                               121,214
                                                                -------------                         -------------

       Total investments available for sale                       $ 6,480,090                           $ 6,462,396

Cash and cash equivalents                                             524,553                               443,654
Investment in affiliates
(cost: 1999 - $218,236; 1998 - $140,201)                              231,314                               154,044
Other investments.                                                     48,474                                41,369
Accrued investment income                                              66,051                                59,699
Deferred acquisition costs                                            130,615                                97,951
Prepaid reinsurance premiums                                          171,130                               141,385
Premiums receivable                                                   820,632                               689,516
Reinsurance balances receivable                                       426,627                               388,954
Intangible assets                                                   1,486,794                             1,500,404
Other assets                                                          132,865                               129,278
                                                                -------------                       ---------------

       Total Assets                                               $10,519,145                          $ 10,108,650
                                                                -------------                       ---------------
                                                                -------------                       ---------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss expenses                                   $ 3,130,171                           $ 3,121,739
Unearned premiums                                                   1,204,733                             1,010,907
Premiums received in advance                                           68,690                                19,167
Loans payable                                                         301,000                               301,000
Accounts payable and accrued liabilities                              156,277                               143,529
Reinsurance premiums payable                                          132,855                               121,291
Payable for investments purchased                                     672,545                               526,357
Minority interest                                                      41,485                                46,780
                                                                -------------                       ---------------

Total Liabilities and Minority Interest                           $ 5,707,756                           $ 5,290,770
                                                                -------------                       ---------------

                                       4
--------------------------------------------------------------------------------

                                                                February 28, 1999                 November 30, 1998
                                                                                   (Unaudited)

Contingencies

Shareholders' Equity:
Ordinary shares (par value $0.01; issued and outstanding,
 111,319,819 shares and 111,803,954 shares at February 28,
 1999 and November 30, 1998, respectively.                              1,113                                 1,118
Contributed surplus                                                 2,285,364                             2,289,456
Net unrealized appreciation of investments                             47,504                               159,953
Deferred compensation                                                 (23,898)                              (18,104)
Retained earnings                                                   2,501,306                             2,385,457
                                                                 ------------                          ------------

Total Shareholders' Equity                                        $ 4,811,389                           $ 4,817,880
                                                                 ------------                          ------------


Total Liabilities and Shareholders' Equity                       $ 10,519,145                          $ 10,108,650
                                                                 ------------                          ------------
                                                                 ------------                          ------------


See accompanying notes to Consolidated Financial Statements.

                                       5
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                        CONSOLIDATED STATEMENTS OF INCOME
              (U.S. dollars in thousands, except per share amounts)

                                                                                              Three Months Ended
                                                                                                   February 28
                                                                                               1999            1998
                                                                                                    (Unaudited)
Revenues:
Net premiums earned                                                                        $263,503        $139,882
Net investment income                                                                        97,074          57,528
Net realized gains on sale of investments                                                    64,650          62,951
Equity in net earnings of affiliates                                                          1,019          15,207
Fee and other income                                                                          8,077              -
                                                                                       ------------       ---------

Total revenues                                                                            $ 434,323       $ 275,568
                                                                                       ------------       ---------

Expenses:
Losses and loss expenses                                                                    143,482          81,772
Acquisition costs                                                                            42,096          15,939
Administration expenses                                                                      39,428          15,540
Interest expense                                                                              3,924           1,788
Amortization of intangible assets                                                            11,138           3,338
                                                                                      -------------    ------------

Total expenses                                                                            $ 240,068       $ 118,377
                                                                                       ------------       ---------

Income before income tax
  expenses and minority interest                                                            194,255         157,191
Minority interest                                                                              (395)          1,081
Income tax expense                                                                            2,917             700
                                                                                       ------------   -------------

Net income                                                                                $ 191,733       $ 155,410
                                                                                       ------------       ---------
                                                                                       ------------       ---------
Weighted average number of ordinary shares and
ordinary share equivalents outstanding
       - Basic                                                                              111,827          84,544
       - Diluted                                                                            113,763          86,004
Net income per ordinary share and ordinary share equivalent.
       - Basic                                                                               $ 1.71         $ 1.84
       - Diluted                                                                             $ 1.69         $ 1.81
Dividends declared per share                                                                 $ 0.44         $ 0.40



See accompanying notes to Consolidated Financial Statements.

                                       6
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                           (U.S. dollars in thousands)

                                                                                                 Three Months Ended
                                                                                                   February 28
                                                                                               1999            1998
                                                                                                    (Unaudited)
Ordinary Shares:
     Balance - beginning of period                                                      $     1,118     $       844
     Issue of shares                                                                              1               -
     Exercise of stock options                                                                    -               2
     Repurchase of shares                                                                        (6)              -
                                                                                          ---------     -----------

       Balance - end of period                                                                1,113             846
                                                                                          ---------     -----------

Contributed Surplus:
     Balance - beginning of period                                                        2,289,456         290,085
     Issue of shares                                                                          8,429             908
     Exercise of stock options                                                                  457           7,660
     Repurchase of shares                                                                   (12,978)              -
                                                                                          ---------     -----------
        Balance - end of period                                                           2,285,364         298,653
                                                                                          ---------     -----------

Net Unrealized  Appreciation on Investments
     Balance - beginning of period                                                          159,953         188,444
     Net change in investment portfoilio                                                   (111,685)         55,727
     Net change in investment portfoilio of affiliate                                          (764)            778
                                                                                          ---------     -----------
        Balance - end of period                                                              47,504         244,949
                                                                                          ---------     -----------

Deferred Compensation
     Balance - beginning of period                                                          (18,104)        (11,362)
     Issue of restricted shares                                                              (7,757)         (4,747)
     Amortization                                                                             1,963           1,017
                                                                                          ---------     -----------
        Balance - end of period                                                             (23,898)        (15,092)
                                                                                          ---------     -----------

Retained Earnings
     Balance - beginning of period                                                        2,385,457       2,011,119
     Net income                                                                             191,733         155,410
     Cash dividends paid                                                                    (49,249)        (33,829)
     Repurchase of treasury shares                                                          (26,635)              -
                                                                                          ---------     -----------
        Balance - end of period                                                           2,501,306       2,132,700
                                                                                          ---------     -----------

Total shareholders' equity                                                              $ 4,811,389     $ 2,662,056
                                                                                          ---------     -----------
                                                                                          ---------     -----------

Comprehensive Income
     Net income                                                                         $   191,733     $   155,410
     Changes in net unrealized appreciation of
        investments                                                                        (112,449)         56,505
                                                                                          ---------     -----------
Comprehensive income                                                                    $    79,284     $   211,915
                                                                                          ---------     -----------
                                                                                          ---------     -----------



See accompanying notes to Consolidated Financial Statements.

                                       7
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                                                 Three Months Ended February 28,
                                                                         1999                                  1998
                                                                         ----                                  ----
                                                                                      (Unaudited)
Cash flows from operating activities
       Net income for the period before minority interest            $191,338                             $ 156,491
                                                                  -----------                           -----------
Adjustments to reconcile net income
       to net cash provided by operating activities:
       Net realized gains on sale of investments                      (64,650)                              (62,951)
       Amortization of discount on fixed maturities                    (6,388)                               (1,424)
       Amortization of deferred compensation                            1,963                                 1,017
       Amortization of intangible assets                               14,363                                 3,338
       Equity in earnings of affiliates net of dividends
            received and consolidation adjustments                     (2,022)                               (8,179)
       Unpaid losses and loss expenses                                  8,432                                67,001
       Unearned premiums                                              193,826                                85,578
       Premiums received in advance                                    49,523                                (4,209)
       Deferred acquisition costs                                     (32,664)                              (18,694)
       Prepaid reinsurance premiums                                   (29,745)                               (8,330)
       Premiums receivable                                           (131,116)                              (78,648)
       Reinsurance balances receivable                                (37,673)                              (20,594)
       Reinsurance premiums payable                                    11,564                                (3,109)
       Accrued investment income                                       (6,352)                                7,685
       Accounts payable and accrued liabilities                        12,748                               (16,702)
                                                                  -----------                           -----------

            Total adjustments                                         (18,191)                              (58,221)
                                                                  -----------                           -----------
       Net cash provided by operating activities                      173,147                                98,270
                                                                  -----------                           -----------

Cash flows provided by (used in) investing activities:
       Proceeds from sale of fixed maturities
            and short-term investments                              3,559,420                             2,707,219
       Proceeds from redemption of fixed
            maturities and short-term investments                      43,005                               230,061
       Proceeds from sale
       of equity securities                                           389,524                               233,607
       Purchases of fixed maturities and short-term investments    (3,608,020)                           (2,938,126)
       Purchases of equity securities                                (297,683)                             (226,701)
       Deferred losses on forward hedge contracts                       1,603                                  (727)
       Investment in affiliates                                       (76,857)                              (12,517)
       Other investments                                               (7,105)                               (4,201)
       Other assets                                                    (3,495)                               (3,943)
                                                                  -----------                           -----------

       Net cash provided by (used in) investing activities                392                               (15,328)
                                                                  -----------                           -----------

                                       8
--------------------------------------------------------------------------------

                                                                             Three Months Ended February 28,
                                                                         1999                                  1998
                                                                         ----                                  ----
                                                                                      (Unaudited)
Cash flow used in financing activities:
       Dividends paid                                                 (49,249)                              (33,829)
       Issuance of shares                                                 672                                   479
       Proceeds from exercise of options                                  458                                 3,344
       Repurchase of shares                                           (39,620)                               -
       Proceeds from loans                                            -                                      60,000
       Repayment of loans                                             -                                    (100,000)
       Minority interest                                               (4,901)                              -
                                                                --------------                       --------------

       Net cash used in financing activities                          (92,640)                              (70,006)
                                                                --------------                       --------------

Increase in cash and cash equivalents                                  80,899                                12,936

Cash and cash equivalents - beginning of period                    $  443,654                             $ 394,599
                                                                --------------                       --------------


Cash and cash equivalents - end of period                          $  524,553                             $ 407,535
                                                                --------------                       --------------


See accompanying notes to Consolidated Financial Statements

                                       9
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of XL Capital Ltd (together with its subsidiaries unless the context otherwise requires, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1998, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998, as filed March 1, 1999, and amended by its Form 10-K/A filed on March 4, 1999.

                                       10
--------------------------------------------------------------------------------



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
              COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998





        The following table presents an analysis of the Company's revenues for the three months ended February 28, 1999 and 1998 (U.S. dollars in thousands):




                                                             For the Three Months Ended
                                                                    February 28,
                                                                    (unaudited)
                                                               1999              1998            % Change
                                                          ---------------    --------------    --------------
Net earned premiums                                             $263,503          $139,882             88.4%
Net investment income                                             97,074            57,528             68.7%
Realized (losses) gains                                           64,650            62,951               N/M
Equity in net earnings of affiliates                               1,019            15,207            (93.3%)
Fee and other income                                               8,077                 -               N/M



        Both net earned premiums and net investment income increased significantly in 1999 over 1998 primarily due to the Company's merger with Mid Ocean Limited ("Mid Ocean") in August 1998. Mid Ocean, through its operating subsidiaries, Mid Ocean Reinsurance Company, Ltd. ("MORe") and The Brockbank Group plc ("Brockbank") was engaged in reinsurance and Lloyd's business. As a result of the merger, the growth in net earned premiums and net investment income in the first quarter of 1999 compared to the same quarter in 1998 is not indicative for future periods.

        Mid Ocean prior to the acquisition was an affiliate of the Company. Consequently, the equity in net earnings of affiliates in 1998 reflects the Company's share of Mid Ocean's earnings for the first three months of that year. Since the merger in August 1998, the results for Mid Ocean have been consolidated. At that time, XL Mid Ocean Reinsurance Ltd ("XLMORe") was formed through the merger of MORe and the Company's wholly-owned reinsurance subsidiary, X.L. Global Reinsurance Company, Ltd. ("XLGRe").

                                       11
--------------------------------------------------------------------------------

        The following table reflects the underwriting revenues by line of business for the periods indicated (U.S. dollars in thousands):

                                                        For the Three Months Ended February 28,
                                            Gross                       Net                          Net
                                       Premiums Written          Premiums Written              Premiums Earned
                                        1999       1998           1999           1998          1999            1998

                                                                      (unaudited)
Insurance Operations
    General liability                  $64,204     $54,418       $29,097        $40,468       $33,598        $50,602
    Other liability                     14,244      16,446        11,992         14,734        25,408         21,248
    Property                            16,109       5,548        11,095          3,990         6,100          5,289
    Other                               33,668       9,019        25,439          8,064         5,536            345
Reinsurance Operations
    Property Catastrophe                86,192      58,257        85,017         53,491        32,700         31,309
    Other Property                      74,091      23,888        71,044         23,255        29,660          7,207
    Marine & Energy                     47,386      11,382        42,415         10,421        12,498          2,377
    Aviation & Satellite                56,734      36,490        50,774         36,490        24,222         11,532
    Other                               32,942      24,546        30,879         24,546         8,937          9,757
Lloyds' Syndicates                      74,208      10,334        68,130          1,945        84,844            216
                                    ----------- ----------- ------------- -------------- ------------- --------------
                                      $499,778    $250,328      $425,882       $217,404      $263,503       $139,882
                                    ----------- ----------- ------------- -------------- ------------- --------------
                                    ----------- ----------- ------------- -------------- ------------- --------------

        The increase in gross and net premiums written and net premiums earned is primarily due to the Company's merger with Mid Ocean, the development of new product lines and the ability to maintain a relatively high level of policy retention despite the highly competitive environment that the Company and its subsidiaries operate in. In addition, the level of multi-year premiums written increased in 1999 compared to a decline in such business in 1998.

        In general liability insurance, the increase in gross premiums written is due to an increase in multi year premiums written as evidenced by the decline in net premiums earned. The Company continues to experience high levels of competition, particularly on a price basis and coverage terms. Policy retention for general liability insurance was 85.0% in 1999 compared to 83.7% in 1998. As at February 28, 1999, the average limits for general liability insurance was $89.8 million in excess of $150.1 million attachment point, as compared to average limits of $88.6 million in excess of a $151.1 million attachment point for the comparable date in 1998.

        Other liability insurance (comprising mostly professional lines) decreased primarily as a result of competitive pressures from other suppliers of these coverages in both terms and pricing.


        Property insurance premiums increased in the first quarter of 1999 compared to the comparable quarter in 1998 as the Company continues to benefit from a decision made in 1998 to write on a primary quota share basis in addition to excess of loss and an increased emphasis on attempting to cross sell other coverages to the Company's liability customers.

        Other insurance premiums include political risk insurance underwritten through an affiliated company, Sovereign Risk Insurance Limited. In addition, in late 1998 the Company started providing financial guaranty insurance in respect of asset-backed, future flow and municipal obligations. There was no premium written for this type of business in the comparable quarter of 1998.

        Additionally, as previously mentioned, the growth in gross premiums written was affected by the acquisition of Mid Ocean. The first three months of 1999 includes a full quarter of XLMORe and Brockbank premiums while

                                       12
--------------------------------------------------------------------------------

the comparable period in 1998 only included XLGRe's results. The XLMORe and XLGRe premiums are included under Reinsurance Operations and the Brockbank premiums are included under Lloyd's Syndicates.


        Other reinsurance represents specialty liability reinsurance related primarily to tailored programs written by XL Insurance Ltd.


         Premiums written by Lloyd's syndicates for the first three months of 1998 relate solely to the Company's interest in the Venton managing agency group at Lloyd's which was sold in October 1998.

         The growth in net premiums written (gross premiums net of reinsurance ceded) in the first quarter of 1999 over the same period in 1998 was likewise affected by the above mentioned factors. In addition, the Insurance Operations renewed its excess of loss reinsurance contract for the Company's general liability business at the beginning of the Company's 1999 fiscal year resulting in a reduction of net premiums written.

        The increase in net premiums earned reflects the corresponding growth in net premiums written. Unlike net premiums written, the timing differences created by the writing of multi-year premiums are smoothed as net premiums are earned over the lives of the policies. Thus net earned premiums earned may give a better indication of the trends in the Company's underlying business.


                                                             For the Three Months Ended
                                                                    February 28,
                                                            (U.S. dollars in thousands)
                                                                    (unaudited)
                                                               1999              1998            % Change
                                                          ---------------    --------------    --------------
Net investment income                                            $97,074           $57,528             68.7%
Net realized gains                                               $64,650           $62,951              N/M




        The increase in net investment income in 1999 over 1998 is due to a number of factors. The average asset base increased primarily due to the merger with Mid Ocean during the third quarter of 1998 and the Company's positive operational cash flow. In addition, the average yield of the portfolio was higher due to a widening of interest spreads and a decrease in the proportionate amount of equity securities held as a percentage of the total investment portfolio.


        Gains realized in 1999 primarily reflected the strong performance of the Company's equity managers and secondarily certain sectors of the fixed income markets early in 1999. Regarding the latter, generally declining interest rates and sector volatility have resulted in spreads widening in the corporate and mortgage markets, thereby providing the Company with opportunities to increase yield on its investments despite the general decline in interest rates. Also, volatile markets may promote opportunities for the Company's investment managers to pursue their total return objectives with a goal of generating investment gains in the process.

                                       13
--------------------------------------------------------------------------------

                                                             For the Three Months Ended
                                                                    February 28,
                                                            (U.S. dollars in thousands)
                                                                    (unaudited)
                                                               1999              1998            % Change
                                                          ---------------    --------------    --------------
Equity in net earnings of affiliates                          $1,019            $15,207           (93.3%)
Fee and other income                                          $8,077                 -               N/M


        Previously, equity in net income from affiliates was derived mostly from the Company's equity position in Mid Ocean, which ended in August 1998 upon the acquisition of the balance of the outstanding Mid Ocean shares. As a result, three months of earnings were accounted for on this basis in 1998, compared to none in the first quarter of 1999.

        The equity in net income of affiliates in the first quarter of 1999 primarily relates to the Company's equity positions in Risk Capital Holdings Inc. and certain limited partnerships. No positive contributions were recorded from these affiliates in the comparable period of 1998.


        Fee income primarily represents net managing agency income for fees and profit commissions earned by Brockbank. These fees are received from the management of Lloyd's syndicates, and profit commissions are earned under GAAP based upon estimated results of the syndicates managed. Profit commissions are settled and paid to the managing agent after an underwriting year has been closed under Lloyd's rules, which is normally three years after its inception.

        COMBINED RATIO

                                                                     Three Months Ended February 28,
                                                                               (unaudited)
                                                                    1999                      1998
                                                             --------------------   ------------------------
Loss and loss expense ratio                                         54.5%                     58.5%
Underwriting expense ratio                                          30.9%                     22.5%
Combined ratio                                                      85.4%                     81.0%


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


        The 1999 loss ratio was also affected by the reduction of insurance reserves previously established for the Company's other liability lines to bring them in line with updated actuarially determined reserve estimates as loss development becomes better established.

        The increase in the expense ratio reflects the change in the Company's business mix. The reinsurance and Lloyd's syndicate businesses typically have higher acquisition costs that the Company's insurance business.

                                       14
--------------------------------------------------------------------------------

                                                                         Three Months Ended February 28,
                                                              (U.S. dollars in thousands, except per share amounts)
                                                                                   (unaudited)
                                                                           1999                  1998
                                                                      ----------------     ------------------
Income excluding net realized gains on investments and
amortization of intangible assets                                            $138,221                $95,797
Net realized gains                                                             64,650                 62,951
Amortization of intangible assets                                             (11,138)                (3,338)
                                                                      ----------------     ------------------
Net income                                                                   $191,733               $155,410
                                                                      ----------------     ------------------
                                                                      ----------------     ------------------
Earnings per share - basic                                                      $1.71                  $1.84
                                                                      ----------------     ------------------
                                                                      ----------------     ------------------
Earnings per share - diluted                                                    $1.69                  $1.81
                                                                      ----------------     ------------------
                                                                      ----------------     ------------------


        Net income for the first three months of 1999 increased over the comparable period in 1998 due to the aforementioned items. Earnings per share were also affected by the weighted average number of shares outstanding. On a diluted basis, these were 113,763,000 shares and 86,004,000 shares as at February 28, 1999 and 1998, respectively. The increase in the number of shares for 1999 is primarily due to the issue of shares in exchange for Mid Ocean Limited shares in August 1998.

FINANCIAL CONDITION AND LIQUIDITY

         As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws, rules and regulation of Bermuda, the United States, the Republic of Ireland and the United Kingdom insurance law and regulations, including those promulgated by the Society of Lloyd's. In order to pay dividends, the amount of which is limited to accumulated net realized profits, XLI and XLMORe must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At February 28, 1999, XLI and XLMORe could have paid dividends in the amount of approximately $1.9 billion and $1.3 billion respectively. The Company did not have any other restrictions preventing it from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will not be prevented from paying dividends in the future. The Company's shareholders' equity at February 28, 1999 was $4.8 billion, of which $2.5 billion was retained earnings.

         At February 28, 1999, total investments and cash net of the unsettled investments trades were $6.3 billion, compared to $6.4 billion at November 30, 1998. During the quarter, the Company reallocated capital from investments available for sale to investment in affiliates to fund its investment in Highfields Capital Management LP. The Company's fixed income investments (including short-term investments and cash equivalents) at February 28, 1999 represented approximately 85% of invested assets and were managed by several outside investment management firms with different strategies. Approximately 83% of fixed income securities are of investment grade, with 61% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

         The payable for investments purchased has increased from $526.4 million at November 30,1998 to $672.5 million as at February 28, 1999. This increase results from timing differences as it is the Company's policy to account for its investments on a trade basis.

        In fiscal 1998 and in fiscal 1999 through February 28, the total amount of losses paid by the Company was $366.5 million and $146.9 million respectively.

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

                                       15
--------------------------------------------------------------------------------

         The Company has had several stock repurchase programs in the past as part of its capital management. On January 22, 1999, the Board of directors discontinued the Company's existing program with $148.8 million remaining and replaced it with an authorization to repurchase $500 million. During the first quarter of 1999, the Company had purchased 630,000 shares at a cost of $39.6 million. In addition, the Company had purchased a further 264,000 shares at a cost of $15.9 million subsequent to the end of the quarter.

         On June 11, 1997, subsidiaries of the Company obtained two revolving lines of credit each for $250 million, one for 364 days and the other for 5 years. The one year facility has been extended for another year. These facilities are provided by a syndicate of banks in order to facilitate strategic acquisitions and to supplement operational cash flow. The weighted average interest rate on the funds borrowed during the period was 5.39%. The balance of the loans outstanding under the facilities as at February 28, 1999 was $190 million, which was extended for an additional three months at its due date on December 16, 1998. This amount represents the balance remaining of $250 million that was borrowed to fund the cash election option available to shareholders in connection with the Mid Ocean merger.

         Mid Ocean had obtained multi-currency committed lines of credit provided by a syndicate of banks which provides for unsecured borrowing up to an aggregate amount of $200 million subject to certain conditions in August 1997. The Mid Ocean facility is split evenly between a 364-day and a 5-year facility. These facilities remained in place following the merger with Mid Ocean. No funds were borrowed under either of these facilities during the first quarter of 1999.

         In 1998, X.L. America, Inc., ("XLA") obtained an unsecured revolving line of credit of $100 million for 364 days from a U.S. bank. During the year the full amount of this facility was borrowed and used to fund the Company's U.S. operations. This line of credit was replaced in December 1998 with a $150 million commercial paper funding facility of which $100 million has been drawn. XLI guarantees the indebtedness of XLA under this facility.

         On February 27, 1998 the Company obtained a $500 million letter of credit facility from a syndicate of banks, which is secured against the Company's investment portfolio. This facility is used to collateralize certain reinsured's technical reserves with the Company. The Company has committed to letters of credit of approximately $168.0 million as at February 28, 1999.

         Mid Ocean had a $325 million letter of credit facility with a London Bank, which is secured against its investment portfolio. Letters of credit totalling approximately $279.1 million under this facility were outstanding as at February 28, 1999.

         On December 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of Intercargo Corporation, a Delaware corporation ("Intercargo"), for $12.00 per share, or approximately $88 million. Intercargo, through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. customs bonds and marine cargo insurance. The transaction is subject to approval by Intercargo's shareholders, regulatory approvals and customary closing conditions. The Company anticipates this transaction will be financed on an interim basis through bank borrowings.

YEAR 2000 CONSIDERATIONS

         The Company is exposed to risks associated with Year 2000 issues in terms of both the technology systems on which it depends and the underwriting exposures which it assumes.

         In 1997, the Company initiated a project to address Year 2000 issues with respect to the Company's computer software and information technology systems as well as its non-information technology systems. Software and other systems vendors continue to send or promise to send new programs, upgrades and patches to address the results from final testing of their products. None of the vendors have, to date, indicated any serious difficulties or delays in becoming Year 2000 compliant. The project has two distinct areas of focus assessment of the Year 2000 compliance of the Company's software, systems and technology platforms, and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

         The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by June 1999. The Company estimates that through February 28, 1999 the remediation and validation efforts are approximately 65% complete, with the costs through such date aggregating approximately $3.8 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows.

                                       16
--------------------------------------------------------------------------------

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


Foreign Currency Exposure Management

         The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designed as specific hedges for financial reporting purposes and, therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract will not be entered into.
The Company may also bear foreign exchange risk through insurance or direct contracts as part of its ongoing business activities. The Company generally attempts to manage its exposures via currency overlay and other hedging practices. At February 28, 1999, total forward foreign exchange contracts with notional principal amounts totaling $313.5 million were outstanding. The fair value of these contracts as at February 28, 1999, was $317.2 million with unrealized gains of $3.7 million. Losses of $1.0 million were realized during the period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at February 28, 1999 would have resulted in approximately $27.2 million in unrealized gains and $25.3 million in unrealized losses.

         In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At February 28, 1999, the Company had $10.1 million of such contracts outstanding, and had recognized a total of $0.1 million in realized and unrealized losses for the three-month period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at February 28, 1999, would have had no material effect on income.

         The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. When an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At February 28, 1999 the Company had, as hedges, foreign exchange contracts for the sale of $41.5 million of foreign currencies at fixed rates, primarily New Zealand Dollars (29% of net contract value), Norwegian Kroner

                                       17
--------------------------------------------------------------------------------

(28%), British Pounds (16%) and Danish Kroner (16%). The market value of non-U.S. Dollar fixed maturities held by the Company as at February 28, 1999 was $39.8 million.

         Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at February 28, 1999, unrealized deferred gains amounted to $0.6 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at February 28, 1999, realized deferred losses amounted to $0.4 million.

         In January 1999, eleven member states of the European Union ("EU") began their participation in the EU's Economic and Monetary Union pursuant to which participating Member States currencies were converted into the Euro, the common currency for the EU. The Company has begun to provide insurance policies denominated in the Euro. The Company is uncertain as to the impact of the conversion on its business and financial condition and the Company has not yet initiated a detailed analysis and plan with respect to the Euro. Although the Company does not anticipate costs associated with the conversion to be material, such costs are not known with precision at this time.

Financial Market Exposure

         The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at February 28, 1999 the portfolio held $112.1 million in exposure to S&P 500 Index futures together with fixed maturities, short-term investments and cash amounting to $131.0 million. Based on this value, by definition a 10% increase or decrease in the price of these futures would have resulted in exposure of $123.4 million and $101.0 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the quarter ended February 28, 1999, net realized gains from index futures totaled $6.9 million as a result of the 6.42% increase in the S&P Index during the three-month period.

         Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At February 28, 1999, bond and stock index futures outstanding were $159.1 million, with underlying investments having a market value of $2.1 billion (all portfolio managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $15.9 million, respectively.

CURRENT OUTLOOK

         The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong and may intensify in 1999, exerting pressure on rates in general across virtually all property and casualty product lines. Although the Company believes some opportunities will exist in 1999 for growth in certain product lines, no assurances can be made that growth in such other product lines will be sufficient to offset the competitive pressures affecting the Company's original product lines.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a safe harbor for forward-looking statements. This Form 10-Q, the Company's annual report to stock holders, any proxy statement, any Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance.

         Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements that include the words "expect", "intend", "plan" , "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such

                                       18
--------------------------------------------------------------------------------

statements. The Company believes that these factors include but are not limited to the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions: (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors: (iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (v) developments in the worlds financial and capital markets which adversely affect the performance of the Company's investments; (vi) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vii) acceptance of the Company's products and services, including new products and services; (viii) changes in the availability, cost or quality of reinsurance; (ix) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;
(x) the impact of Year 2000-related issues on the Company's technology systems and underwriting exposures; (xi) loss of key personnel; (xii) the effects of mergers, acquisitions and divestitures; (xiii) changes in rating agency policies or practices; (xiv) changes in accounting policies or practices; and (xv) changes in general economic conditions, including inflation, foreign, exchange rates, the introduction of the Euro and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                       19
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation in the normal course of its business. Although most of its policies provide for resolution of disputes by arbitration in London, X.L. has been sued several times in the Unites States courts and is defending each suit vigorously, both on procedural grounds and the merits. As of February 28, 1999, the Company was not a party to any material litigation other than as routinely encountered in claims activity.

The Company, Mid Ocean and the directors of Mid Ocean have been named as defendants in a purported class action lawsuit (the "Shareholder Action") filed in connection with the merger with Mid Ocean in the Supreme Court, County of New York, State of New York (the "Supreme Court") HARBOR FINANCE PARTNERS V. NEWHOUSE, et al, C.A. No. 1998/601266. The Shareholder Action alleges that the defendants breached their fiduciary duties to the Mid Ocean shareholders by failing to exercise independent business judgment (due to their alleged conflict of interest) and by agreeing to sell Mid Ocean at an unfair and inadequate price. The Shareholder Action is brought on behalf of a purported class of persons consisting of Mid Ocean shareholders other than the defendants. As relief, the Shareholder Action seeks, amoung other things, an order enjoining consummation of the merger, recission of the merger, and an award of compensatory damages in an unspecified amount, as well as costs, including fees for plaintiff's counsel and experts' fees and expenses. On January 25, 1999, the Supreme Court granted the defendants' motion to dismiss the Shareholder Action on the grounds that the Shareholder Action (i) failed to state a claim upon which relief may be granted under Cayman Islands law and (ii) was not brought in an appropriate forum (FORUM NON CONVENIENS). The Supreme Court's decision is subject to appeal.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

At a Special General Meeting of Shareholders held on February 1, 1999 at the offices of the Company, Cumberland House, One Victoria Street, Hamilton, Bermuda, the shareholders approved the following:

1. To approve a special resolution to change the name of the Company to XL Capital Ltd.

                          Votes in Favor      Votes Against      Abstentions
                          --------------      -------------      -----------
                           69,467,375            59,886            38,358
                           ----------          ----------        ----------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 11 - Statement regarding Computation Per Share Earnings.


REPORTS ON FORM 8-K

Current Report on Form 8-K filed on February 17, 1999 under Item 5 thereof.

                                       20
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             XL CAPITAL LTD
                         -------------------------------------------------------
                                              (Registrant)



April 14, 1998                              /s/ Brian M. O'Hara
                         -------------------------------------------------------
                                             Brian M. O'Hara
                                  President and Chief Executive Officer



April 14, 1998                             /s/ Robert R. Lusardi
                         -------------------------------------------------------
                                            Robert R. Lusardi
                          Executive Vice President and Chief Financial Officer

--------------------------------------------------------------------------------