Form 10-K/A
period 1998-11-30
XL CAPITAL LTD
filed 1999-05-21
CIK 875159

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

  As part of the underwriting process, all of the Company's insurance and reinsurance underwriting operations, including Lloyd's, evaluate potential exposures to claims, losses and defense costs associated with Year 2000-related issues. Such claims, losses and costs, to the extent they materialize, could have a material adverse affect on the Company's results of operations and financial condition. For more information concerning the impact of Year 2000 issues on underwriting results, see "Management's Discussion and Analysis of Results of Operation and Financial Condition--Year 2000 Considerations" and "--Cautionary Note Regarding Forward-Looking Statements."

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

                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
                            (in thousands of U.S. dollars, except per share
                                          amounts and ratios)
Income Statement Data:
  Gross premiums
   written.............. $  806,861  $  441,290  $  729,446  $  698,020  $  638,294
  Net premiums written..    672,044     316,626     597,102     694,337     627,987
  Net premiums earned...    685,200     540,653     517,892     558,049     521,177
  Net investment income.    279,375     216,552     198,598     200,145     182,262
  Net realized gains
   (losses).............    191,795     335,939     206,212      49,774     (95,197)
  Equity in net income
   of affiliates........     47,980      65,882      59,249      51,074      25,028
  Losses and loss
   expenses.............    390,483     365,325     405,357     440,922     407,172
  Acquisition costs and
   administration
   expenses.............    197,864      98,665      79,476      83,602      81,219
  Interest expense......     11,523       7,176         --          --          --
  Amortization of
   intangible assets....     23,926       5,844         --          --          --
  Income before minority
   interest and income
   tax expense..........    593,852     682,016     497,118     334,518     144,879
  Net income............    587,663     676,961     494,313     332,798     143,954
  Net income per share--
   basic (1)(2)......... $     6.32  $     7.95  $     5.45  $     3.24  $     1.33
  Net income per share--
   diluted (1)(2)....... $     6.20  $     7.84  $     5.41  $     3.22  $     1.32
  Weighted average
   shares outstanding--
   basic (2)............     92,975      85,120      90,734     102,652     108,176
  Weighted average
   shares outstanding--
   diluted (2)..........     94,785      86,314      91,328     103,296     108,676
  Cash dividends per
   share (2)............ $     1.64  $     1.36  $     0.95  $     0.71  $     0.62
Balance Sheet Data:
  Total investments..... $6,462,396  $4,254,668  $3,772,976  $3,355,295  $2,943,712
  Cash and cash
   equivalents..........    443,654     394,599     252,734     673,433     456,176
  Investment in
   affiliates...........    154,044     517,396     414,891     351,669     230,852
  Total assets.......... 10,108,650   6,088,462   5,031,538   4,721,466   3,853,152
  Unpaid losses and loss
   expenses.............  3,121,739   2,342,254   2,099,096   1,920,500   1,665,434
  Loans payable.........    301,000     141,000      11,000         --          --
  Shareholders' equity..  4,817,880   2,479,130   2,116,038   2,006,133   1,684,393
  Book value per share
   (2).................. $    43.09  $    29.37  $    24.27  $    21.22  $    15.73
  Fully diluted book
   value per share (2).. $    42.79  $    29.33  $    24.21  $    21.11  $    15.73
Operating Ratios:
  Loss and loss expense
   ratio................       57.0%       67.6%       78.3%       79.0%       78.1%
  Underwriting expense
   ratio................       26.3        18.2        15.3        15.0        15.6
  Combined ratio........       83.3        85.8        93.6        94.0        93.7

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

New York, New York
May 21, 1999

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

             Signatures                          Title                    Date
             ----------                          -----                    ----


      /s/ Brian M. O'Hara            President, Chief Executive       May 21, 1999
____________________________________  Officer and Director
          Brian M. O'Hara             (Principal Executive
                                      Officer)

     /s/ Robert R. Lusardi           Executive Vice President and     May 21, 1999
____________________________________  Chief Financial Officer
         Robert R. Lusardi            (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

  /s/ Michael P. Esposito, Jr.       Director and Chairman of the     May 21, 1999
____________________________________  Board of Directors
      Michael P. Esposito, Jr.

      /s/ Michael A. Butt            Director                         May 21, 1999
____________________________________
          Michael A. Butt

      /s/ Robert Clements            Director                         May 21, 1999
____________________________________
          Robert Clements

      /s/ Sir Brian Corby            Director                         May 21, 1999
____________________________________
          Sir Brian Corby

     /s/ Robert R. Glauber           Director                         May 21, 1999
____________________________________
         Robert R. Glauber

   /s/ Robert V. Hatcher, Jr.        Director                         May 21, 1999
____________________________________
       Robert V. Hatcher, Jr.


             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Ian R. Heap              Director                         May 21, 1999
____________________________________
            Ian R. Heap

       /s/ Paul Jeanbart             Director                         May 21, 1999
____________________________________
           Paul Jeanbart

        /s/ John Loudon              Director                         May 21, 1999
____________________________________
            John Loudon

  /s/ Robert J. Newhouse, Jr.        Director                         May 21, 1999
____________________________________
      Robert J. Newhouse, Jr.

      /s/ Robert S. Parker           Director                         May 21, 1999
____________________________________
          Robert S. Parker

        /s/ Cyril Rance              Director                         May 21, 1999
____________________________________
            Cyril Rance

       /s/ Alan Z. Senter            Director                         May 21, 1999
____________________________________
           Alan Z. Senter

      /s/ John T. Thornton           Director                         May 21, 1999
____________________________________
          John T. Thornton

      /s/ Ellen E. Thrower           Director                         May 21, 1999
____________________________________
          Ellen E. Thrower

        /s/ John Weiser              Director                         May 21, 1999
____________________________________
            John Weiser