Form 10-Q
period 1999-05-31
XL CAPITAL LTD
filed 1999-07-15
CIK 875159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                         COMMISSION FILE NUMBER 1-10804

                                 XL CAPITAL LTD

             (Exact name of registrant as specified in its charter)

      CAYMAN ISLANDS                      98-0191089
      (State or other          (I.R.S. Employer Identification
      jurisdiction of                      Number)
     incorporation or
       organization)

          CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA HM 11

             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (441) 292-8515

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   /X/ YES                                        / / NO
---------------------------------------------  ---------------------------------------------

    As of July 13, 1999, there were outstanding 124,349,438 Class A Ordinary Shares, $0.01 par value per share, and 3,115,900 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets
              May 31, 1999 and November 30, 1998 (unaudited)............................................            3

              Consolidated Statements of Income
              Three Months Ended May 31 1999 and 1998 (unaudited) and the Six Months Ended May 31, 1999
              and 1998 (unaudited)......................................................................            4

              Consolidated Statements of Shareholders' Equity and Comprehensive Income
              Six Months Ended May 31, 1999 and 1998 (unaudited)........................................            5

              Consolidated Statements of Cash Flows
              Six Months Ended May 31, 1999 and 1998 (unaudited)........................................            6

              Notes to Unaudited Consolidated Financial Statements......................................            7

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition...................................................................            8

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................           22

Item 4.    Submission of Matters to a Vote of Shareholders.........................           22

Item 6.    Exhibits and Reports on Form 8-K........................................           22

Signatures.........................................................................           24

                                 XL CAPITAL LTD

                          CONSOLIDATED BALANCE SHEETS

                          (U.S. dollars in thousands)

                                                                                  MAY 31, 1999  NOVEMBER 30, 1998
                                                                                  ------------  -----------------
                                                                                            (UNAUDITED)
                                     ASSETS
Investments available for sale:
  Fixed maturities, at market value (amortized cost: 1999--$5,543,124;
    1998--$5,197,246)...........................................................   $5,415,228      $ 5,212,581
  Equity securities, at market value (cost: 1999--$814,046; 1998--$995,873).....      964,967        1,128,601
  Short-term investments, at market value (amortized cost: 1999--$44,941; 1998--
    $121,177)...................................................................       44,419          121,214
                                                                                  ------------  -----------------
    Total investments available for sale........................................   $6,424,614      $ 6,462,396
Cash and cash equivalents.......................................................      563,737          443,654
Investment in affiliates
  (cost: 1999--$331,465; 1998--$140,201)........................................      341,615          154,044
Other investments...............................................................       85,960           41,369
Accrued investment income.......................................................       76,020           59,699
Deferred acquisition costs......................................................      143,408           97,951
Prepaid reinsurance premiums....................................................      202,085          141,385
Premiums receivable.............................................................      866,370          689,516
Reinsurance balances receivable.................................................      472,653          388,954
Intangible assets...............................................................    1,496,959        1,500,404
Other assets....................................................................      174,655          129,278
                                                                                  ------------  -----------------
    Total Assets................................................................   $10,848,076     $10,108,650
                                                                                  ------------  -----------------
                                                                                  ------------  -----------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss expenses.................................................   $3,230,271      $ 3,121,739
Unearned premiums...............................................................    1,196,065        1,010,907
Premium received in advance.....................................................       79,908           19,167
Loans payable...................................................................      388,700          301,000
Accounts payable and accrued liabilities........................................      208,178          143,529
Reinsurance premiums payable....................................................      186,082          121,291
Payable for investments purchased...............................................      635,114          526,357
Minority interest...............................................................       41,864           46,780
                                                                                  ------------  -----------------
    Total Liabilities and Minority Interest.....................................   $5,966,182      $ 5,290,770
                                                                                  ------------  -----------------
Contingencies
Shareholders' Equity:
Ordinary shares (par value $0.01; issued and outstanding, 110,587,338 shares and
  111,803,954 shares at May 31, 1999 and November 30, 1998, respectively).......        1,106            1,118
Contributed surplus.............................................................    2,270,510        2,289,456
Net unrealized appreciation of investments......................................       32,664          159,953
Deferred compensation...........................................................      (22,665)         (18,104)
Retained earnings...............................................................    2,600,279        2,385,457
                                                                                  ------------  -----------------
Total Shareholders' Equity......................................................   $4,881,894      $ 4,817,880
                                                                                  ------------  -----------------
Total Liabilities and Shareholders' Equity......................................   $10,848,076     $10,108,650
                                                                                  ------------  -----------------
                                                                                  ------------  -----------------

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

                       CONSOLIDATED STATEMENTS OF INCOME

             (U.S. dollars in thousands, except per share amounts)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          MAY 31,                 MAY 31,
                                                                   ----------------------  ----------------------
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
                                                                                    (UNAUDITED)
Revenues:
Net premiums earned..............................................  $  267,361  $  137,787  $  530,864  $  277,669
Net investment income............................................     108,920      60,452     205,994     117,980
Net realized gains on sale of investments........................      49,337      74,541     113,988     137,492
Equity in net earnings of affiliates.............................       4,687      19,728       5,706      34,935
Fee and other income.............................................       7,480       4,145      15,557       4,145
                                                                   ----------  ----------  ----------  ----------
Total revenues...................................................  $  437,785  $  296,653  $  872,109  $  572,221
                                                                   ----------  ----------  ----------  ----------
Expenses:
Losses and loss expenses.........................................     152,291      83,471     295,773     165,243
Acquisition costs................................................      42,805      18,705      84,902      34,644
Administration expenses..........................................      45,532      17,444      84,960      32,984
Interest expense.................................................       4,368       1,862       8,292       3,650
Amortization of intangible assets................................      11,112       3,339      22,250       6,677
                                                                   ----------  ----------  ----------  ----------
Total expenses...................................................     256,108     124,821  $  496,177  $  243,198
                                                                   ----------  ----------  ----------  ----------
Income before income tax expenses and minority interest..........     181,677     171,832     375,932     329,023
Minority interest................................................         379         323         (16)      1,404
Income tax expense...............................................       2,042         947       4,959       1,647
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $  179,256  $  170,562  $  370,989  $  325,972
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of ordinary shares and ordinary share equivalents outstanding
  --Basic........................................................     110,887      84,640     111,352      84,603
  --Diluted......................................................     112,370      86,326     112,981      86,193
Net income per ordinary share and ordinary share equivalent.
  --Basic........................................................  $     1.62  $     2.02  $     3.33  $     3.85
  --Diluted......................................................  $     1.59  $     1.98  $     3.28  $     3.78
Dividends declared per share.....................................  $     0.44  $     0.40  $     0.88  $     0.80

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND

                              COMPREHENSIVE INCOME

                          (U.S. dollars in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                  MAY 31
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------

                                                                                               (UNAUDITED)
Ordinary Shares:
  Balance--beginning of period........................................................  $      1,118  $        844
  Issue of shares.....................................................................             1             1
  Exercise of stock options...........................................................             1             2
  Repurchase of shares................................................................           (14)           (2)
                                                                                        ------------  ------------
    Balance--end of period............................................................         1,106           845

Contributed Surplus:
  Balance--beginning of period........................................................     2,289,456       290,085
  Issue of shares.....................................................................         9,162         6,190
  Exercise of stock options...........................................................         1,687         4,079
  Repurchase of shares................................................................       (29,795)         (340)
                                                                                        ------------  ------------
    Balance--end of period............................................................     2,270,510       300,014
                                                                                        ------------  ------------

Net Unrealized Appreciation on Investments
  Balance--beginning of period........................................................       159,953       188,444
  Net change in investment portfolio..................................................      (123,605)       76,518
  Net change in investment portfolio of affiliate.....................................        (3,684)          563
                                                                                        ------------  ------------
    Balance--end of period............................................................        32,664       265,525
                                                                                        ------------  ------------

Deferred Compensation
  Balance--beginning of period........................................................       (18,104)      (11,362)
  Issue of restricted shares..........................................................        (8,440)       (5,700)
  Amortization........................................................................         3,879         2,161
                                                                                        ------------  ------------
    Balance--end of period............................................................       (22,665)      (14,901)
                                                                                        ------------  ------------
Retained Earnings
  Balance--beginning of period........................................................     2,385,457     2,011,119
  Net income..........................................................................       370,989       325,972
  Cash dividends paid.................................................................       (98,486)      (67,740)
  Repurchase of shares................................................................       (57,681)      (14,005)
                                                                                        ------------  ------------
    Balance--end of period............................................................     2,600,279     2,255,346
                                                                                        ------------  ------------
Total shareholders' equity............................................................  $  4,881,894  $  2,806,829
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Comprehensive Income
  Net income..........................................................................  $    370,989  $    325,972
  Changes in net unrealized appreciation of investments...............................      (127,289)       77,081
                                                                                        ------------  ------------
Comprehensive income..................................................................  $    243,700  $    403,053
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. dollars in thousands)

                                                                                       SIX MONTHS ENDED MAY
                                                                                               31,
                                                                                      ----------------------
                                                                                         1999        1998
                                                                                      ----------  ----------

                                                                                           (UNAUDITED)
Cash flows from operating activities
  Net income for the period before minority interest................................  $  371,005  $  327,376
Adjustments to reconcile net income before minority interest to net cash provided by operating activities:
  Net realized gains on sale of investments.........................................    (113,988)   (137,492)
  Amortization of discount on fixed maturities......................................     (11,402)     (2,832)
  Amortization of deferred compensation.............................................       3,879       2,161
  Amortization of intangible assets.................................................      27,255       6,677
  Equity in earnings of affiliates net of dividends received and consolidation
    adjustments.....................................................................      (6,212)    (18,657)
  Unpaid losses and loss expenses...................................................      46,383     110,035
  Unearned premiums.................................................................     162,084      38,993
  Premiums received in advance......................................................      60,741      (5,307)
  Deferred acquisition costs........................................................     (41,205)    (16,453)
  Prepaid reinsurance premiums......................................................     (60,700)        (51)
  Premiums receivable...............................................................    (155,385)    (73,844)
  Reinsurance balances receivable...................................................     (59,296)    (41,922)
  Reinsurance premiums payable......................................................      64,791     (13,668)
  Accrued investment income.........................................................     (14,838)      2,185
  Accounts payable and accrued liabilities..........................................      49,692     (16,606)
                                                                                      ----------  ----------
    Total adjustments...............................................................     (48,201)   (166,781)
                                                                                      ----------  ----------
  Net cash provided by operating activities.........................................     322,804     160,595
                                                                                      ----------  ----------

Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term investments.................   7,731,986   5,346,346
  Proceeds from redemption of fixed maturities and short-term investments...........      84,115     328,106
  Proceeds from sale of equity securities...........................................     851,655     444,257
  Purchases of fixed maturities and short-term investments..........................  (7,826,167) (5,493,557)
  Purchases of equity securities....................................................    (633,449)   (425,159)
  Deferred losses on forward hedge contracts........................................       1,674      (2,506)
  Investment in affiliates..........................................................    (186,730)       (425)
  Purchase of Intercargo Corp. (net of cash acquired)...............................     (87,523)         --
  Other investments.................................................................     (44,591)     (2,726)
  Other assets......................................................................       7,090     (11,703)
                                                                                      ----------  ----------
Net cash provided by (used in) investing activities.................................    (101,940)    182,633
                                                                                      ----------  ----------

Cash flow used in financing activities:
  Dividends paid....................................................................     (98,486)    (67,740)
  Issuance of shares................................................................         691         490
  Proceeds from exercise of options.................................................       1,722       4,081
  Repurchase of treasury shares.....................................................     (87,491)    (14,348)
  Proceeds from loans...............................................................     122,700     140,000
  Repayment of loans................................................................     (35,000)   (155,000)
  Minority interest.................................................................      (4,917)         --
                                                                                      ----------  ----------

  Net cash used in financing activities.............................................    (100,781)    (92,517)
                                                                                      ----------  ----------

Increase in cash and cash equivalents...............................................     120,083     250,711

Cash and cash equivalents--beginning of period......................................  $  443,654  $  394,599
                                                                                      ----------  ----------

Cash and cash equivalents--end of period............................................  $  563,737  $  645,310
                                                                                      ----------  ----------
                                                                                      ----------  ----------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of XL Capital Ltd (together with its subsidiaries, unless the context otherwise requires, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The November 30, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1998, and footnotes thereto, included in the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998, as filed March 1, 1999, and amended by its Forms 10-K/A filed on March 4, 1999 and May 21, 1999.

2. SUBSEQUENT EVENTS

    On June 1, 1999, the Company acquired ECS, Inc. ("ECS"), an underwriting manager headquartered in Exton, Pennsylvania which specializes in environmental insurance coverages and risk management services. ECS placed approximately $200 million of gross written premiums with unaffiliated carriers in 1998. XL intends, commencing January 2000, to have ECS originate and underwrite policies on behalf of XL's insurance and reinsurance subsidiaries.

    On June 18, 1999, the Company completed its merger with NAC Re Corp ("NAC Re") in an all stock transaction. Shareholders of NAC Re received 0.915 Company share for each NAC Re share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction. In 1998, NAC Re generated approximately $700 million in total revenues and had total assets and shareholders' equity of $3.2 billion and $751 million, respectively, at December 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1999
                COMPARED TO THE THREE MONTHS ENDED MAY 31, 1998

    The following table presents an analysis of the Company's revenues for the three months ended May 31, 1999 and 1998 (U.S. dollars in thousands):

                                                                         FOR THE THREE MONTHS
                                                                                ENDED
                                                                               MAY 31,
                                                                        ----------------------
                                                                           1999        1998      % CHANGE
                                                                        ----------  ----------  -----------

                                                                             (UNAUDITED)
Net earned premiums...................................................  $  267,361  $  137,787        94.0%
Net investment income.................................................     108,920      60,452        80.2%
Realized gains........................................................      49,337      74,541         N/M*
Equity in net earnings of affiliates..................................       4,687      19,728       (76.2%)
Fee and other income..................................................       7,480       4,145         N/M*

------------------------

*   N/M - Not Meaningful

    Both net earned premiums and net investment income increased significantly in 1999 over 1998 primarily due to the Company's merger with Mid Ocean Limited ("Mid Ocean") in August 1998. Mid Ocean, through its operating subsidiaries Mid Ocean Reinsurance Company, Ltd. ("MORe") and The Brockbank Group plc ("Brockbank"), is engaged in reinsurance and Lloyd's business. The rate of growth in net earned premium and net investment income in the second quarter of 1999 compared to the same quarter in 1998 is not indicative for future periods due to the impact of the merger with Mid Ocean.

    Prior to the merger, Mid Ocean was an affiliate of the Company. The acquisition was accounted for under the "purchase method" of accounting. Consequently, the equity in net earnings of affiliates in 1998 reflects the Company's share of Mid Ocean's earnings for the second fiscal quarter of 1998. Since the merger in August 1998, the results for Mid Ocean have been consolidated. At that time, XL Mid Ocean Reinsurance Ltd ("XLMORe") was formed through the merger of MORe and the Company's wholly-owned reinsurance subsidiary, X.L. Global Reinsurance Company, Ltd. ("XLGRe").

    The following table reflects the underwriting revenues by line of business for the periods indicated (U.S. dollars in thousands):

                                                                                     NET PREMIUMS EARNED
                                                                                     FOR THE THREE MONTHS
                                                                                            ENDED
                                                                                           MAY 31,
                                                                                    ----------------------
                                                                                       1999        1998
                                                                                    ----------  ----------

                                                                                         (UNAUDITED)
INSURANCE OPERATIONS
  General Liability...............................................................  $   34,765  $   44,515
  Other Liability.................................................................      26,197      22,472
  Property........................................................................      10,104       7,935
  Other...........................................................................      10,836         883
                                                                                    ----------  ----------
                                                                                        81,902      75,805
                                                                                    ----------  ----------

REINSURANCE OPERATIONS
  Property Catastrophe............................................................      33,531      25,288
  Other Property..................................................................      25,010         450
  Marine & Energy.................................................................      16,501       1,122
  Aviation & Satellite............................................................      19,956       9,374
  Other...........................................................................      11,878      25,719
                                                                                    ----------  ----------
                                                                                       106,876      61,953
                                                                                    ----------  ----------

LLOYD'S SYNDICATES................................................................      78,583          29
                                                                                    ----------  ----------
                                                                                    $  267,361  $  137,787
                                                                                    ----------  ----------
                                                                                    ----------  ----------

    The increase in net premiums earned is primarily due to the Company's merger with Mid Ocean, the development of new product lines and the ability to maintain a relatively high level of policy retention despite the highly competitive environment in which the Company and its subsidiaries operate.

INSURANCE OPERATIONS

    The decrease in net earned premiums for General Liability resulted primarily from competitive market conditions, particularly on the basis of price and coverage terms. In general, the Company continued to write at higher attachment points where the premium rate is lower, but which the Company believes to be better relative to the risk assumed. The Company has adopted this strategy in order to retain business relationships and maximize its opportunity to earn an underwriting profit.

    Other Liability insurance (comprising mostly professional lines) increased due to new business flow.

    Property insurance premiums increased in the second quarter of 1999 compared to the same quarter in 1998 due to the Company's decision in 1998 to write property insurance on a primary basis, in addition to excess of loss, and to an increased emphasis on cross selling property coverages to the Company's liability customers.

    Other insurance premiums include political risk insurance underwritten by an affiliated company, Sovereign Risk Insurance Limited, and financial guaranty insurance and reinsurance. In late 1998, the Company started providing financial guaranty insurance and reinsurance in respect of asset-backed, future flow and municipal obligations. There was no premium written for this type of business in the comparable quarter of 1998.

REINSURANCE OPERATIONS AND LLOYD'S SYNDICATES

    The growth in net premiums earned from reinsurance operations and Lloyd's syndicates resulted from the merger with Mid Ocean. The second fiscal quarter of 1999 includes a full quarter of XLMORe and Brockbank premiums while the comparable period in 1998 only included XLGRe's results. The XLMORe and XLGRe premiums are included under Reinsurance Operations and the Brockbank premiums are included under Lloyd's Syndicates.

    Other reinsurance in 1999 represents specialty liability reinsurance for complex financial risks related primarily to tailored programs written by XL Insurance Ltd ("XLI"). These include credit enhancements, swaps and other collateralized transactions for up to $100 million in limits. Due to the unique nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period.

    Net premiums earned by Lloyd's syndicates for the second fiscal quarter of 1998 relate solely to the Company's minority interest in the Venton managing agency group at Lloyd's which was sold in October 1998. Lloyd's results subsequent to this date relate primarily to the Company's Brockbank operations.

INVESTMENT AND OTHER INCOME

                                                                        FOR THE THREE MONTHS
                                                                            ENDED MAY 31,
                                                                        ---------------------
                                                                           1999       1998      % CHANGE
                                                                        ----------  ---------  -----------

                                                                          (U.S. DOLLARS IN
                                                                             THOUSANDS)
                                                                             (UNAUDITED)
Net investment income.................................................  $  108,920  $  60,452        80.2%
Net realized gains....................................................  $   49,337  $  74,541         N/M

    The increase in net investment income in the second quarter of 1999 over the comparable 1998 quarter is due to a number of factors. The average asset base increased primarily due to the merger with Mid Ocean and the Company's positive operational cash flow. The average yield on the portfolio was higher and, in addition, during the quarter the Company received a periodic distribution from one of its investment partnerships totaling $10.0 million. This investment is carried at cost and income is recorded upon distribution.

    Gains realized in 1999 resulted mainly from the continuing strong performance of global equity markets with gains being realized by managers in the ongoing management of the Company's portfolio. Equity securities are likely to comprise a smaller percentage of the Company's overall investment portfolio in the future due to regulatory restrictions on investments held in U.S. insurance subsidiaries acquired by the Company.

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MAY 31,
                                                                         --------------------
                                                                           1999       1998      % CHANGE
                                                                         ---------  ---------  -----------

                                                                           (U.S. DOLLARS IN
                                                                              THOUSANDS)
                                                                             (UNAUDITED)
Equity in net earnings of affiliates...................................  $   4,687  $  19,728       (76.2%)
Fee and other income...................................................  $   7,480  $   4,145         N/M

    Until August 1998, equity in net earnings of affiliates was derived mostly from the Company's equity position in Mid Ocean, when the balance of Mid Ocean's shares were acquired by the Company. As a result, three months of Mid Ocean's earnings were accounted for on this basis in 1998, compared to none in the second quarter of 1999.

    The equity in net income of affiliates in the second quarter of 1999 primarily relates to the Company's equity positions in Financial Security Assurance International Ltd., Pareto Partners and a new investment management affiliate, Highfields Capital Management LP. This was offset by the Company's $7 million net loss from another affiliate Risk Capital Holdings Inc. No contributions were recorded from these affiliates in the comparable period of 1998.

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

COMBINED RATIO

                                                                                             THREE MONTHS ENDED
                                                                                                  MAY 31,
                                                                                            --------------------
                                                                                              1999       1998
                                                                                            ---------  ---------

                                                                                                (UNAUDITED)
Loss and loss expense ratio...............................................................       57.0%      60.6%
Underwriting expense ratio................................................................       33.0%      26.2%
Combined ratio............................................................................       90.0%      86.8%

    The decrease in the loss ratio primarily reflects the diversification of the Company's business over the past two years to include a lower proportion of liability business, which tends to be long-tail in nature. Loss ratios for this longer tail business can be higher but usually pay out claims over several years. The decrease in the proportion of longer tail business will cause overall Company loss ratios to decrease in periods of low catastrophic activity and increase in periods of high catastrophe activity. Lloyd's activities in general, including the Company's, have historically reported higher loss and combined ratios than the Company's other insurance and reinsurance activities. The Company's loss ratio in the second quarter relative to the first quarter of 1999 increased primarily due to catastrophe losses incurred resulting primarily from tornadoes in Oklahoma, USA, hail storms in Australia and certain satellite losses.

    The 1999 loss ratio was also affected by the reduction of insurance reserves for the Company's other liability lines updated for actuarially determined reserve estimates as loss development becomes better established.

    The increase in the expense ratio also reflects the change in the Company's business mix. The reinsurance and Lloyd's syndicate businesses typically have higher acquisition costs than the Company's insurance business. The expenses associated with Lloyd's business increased due to the increase in XL's share of the Brockbank syndicates capacity effective January 1, 1999. This capacity increase, effective for Brockbank's January through March quarter, is included in the Company's second quarter financial results because Brockbank reports on a GAAP basis on a two month lag.

    The expenses included in the expense ratio exclude interest expense and the amortization of intangible assets. The increase in all expenses over the comparable period reflects the change in the Company's operations as a result of its merger with Mid Ocean. The terms of the merger provided for a cash election up to $300 million that was partially financed through debt. Further discussion of the Company's debt structure is provided within the Financial Condition and Liquidity section.

NET INCOME

                                                                                         THREE MONTHS ENDED
                                                                                              MAY 31,
                                                                                       ----------------------
                                                                                          1999        1998
                                                                                       ----------  ----------

                                                                                          (U.S. DOLLARS IN
                                                                                             THOUSANDS,
                                                                                          EXCEPT PER SHARE
                                                                                              AMOUNTS)
                                                                                            (UNAUDITED)
Income excluding net realized gains on investments and amortization of intangible
  assets.............................................................................  $  141,031  $   99,360
Net realized gains...................................................................      49,337      74,541
Amortization of intangible assets....................................................     (11,112)     (3,339)
                                                                                       ----------  ----------
Net income...........................................................................  $  179,256  $  170,562
                                                                                       ----------  ----------
Earnings per share--basic............................................................  $     1.62  $     2.02
                                                                                       ----------  ----------
Earnings per share--diluted..........................................................  $     1.59  $     1.98
                                                                                       ----------  ----------
Weighted average ordinary shares outstanding--diluted................................     112,370      86,326
                                                                                       ----------  ----------

    Earnings per share were also affected by the weighted average number of shares outstanding. The increase in the number of shares outstanding in 1999 is primarily due to the issue of shares in exchange for Mid Ocean shares in August 1998.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 1999
                 COMPARED TO THE SIX MONTHS ENDED MAY 31, 1998

    The following table presents an analysis of the Company's revenues for the six months ended May 31, 1999 and 1998 (U.S. dollars in thousands):

                                                                         FOR THE SIX MONTHS
                                                                               ENDED
                                                                              MAY 31,
                                                                       ----------------------
                                                                          1999        1998      % CHANGE
                                                                       ----------  ----------  -----------

                                                                            (UNAUDITED)
Net earned premiums..................................................  $  530,864  $  277,669        91.2%
Net investment income................................................     205,994     117,980        74.6%
Realized gains.......................................................     113,988     137,492         N/M
Equity in net earnings of affiliates.................................       5,706      34,935       (83.7%)
Fee and other income.................................................      15,557       4,145         N/M

    The increase in net earned premiums and net investment income in the first six months of 1999 over 1998 and the decrease in equity in net earnings of affiliates is primarily due to the Company's merger with Mid Ocean in August 1998 as previously discussed.

    The following table reflects the underwriting revenues by line of business for the periods indicated (U.S. dollars in thousands):

                                                                                     NET PREMIUMS EARNED
                                                                                      FOR THE SIX MONTHS
                                                                                            ENDED
                                                                                           MAY 31,
                                                                                    ----------------------
                                                                                       1999        1998
                                                                                    ----------  ----------

                                                                                         (UNAUDITED)
INSURANCE OPERATIONS
  General Liability...............................................................  $   68,363  $   95,117
  Other Liability.................................................................      51,605      43,720
  Property........................................................................      16,203      13,224
  Other...........................................................................      16,372       1,228
                                                                                    ----------  ----------
                                                                                       152,543     153,289
                                                                                    ----------  ----------

REINSURANCE OPERATIONS
  Property Catastrophe............................................................      66,231      56,597
  Other Property..................................................................      54,670       7,657
  Marine & Energy.................................................................      28,999       3,499
  Aviation & Satellite............................................................      44,178      20,906
  Other...........................................................................      20,815      35,476
                                                                                    ----------  ----------
                                                                                       214,893     124,135
                                                                                    ----------  ----------

LLOYD'S SYNDICATES................................................................     163,428         245
                                                                                    ----------  ----------
                                                                                    $  530,864  $  277,669
                                                                                    ----------  ----------
                                                                                    ----------  ----------

    Net premiums earned increased due to the Company's merger with Mid Ocean, the development of new product lines and the ability to maintain a relatively high level of policy retention despite the highly competitive environment in which the Company and its subsidiaries operate.

INSURANCE OPERATIONS

    Net premiums earned for general liability insurance continue to reflect intense price competition. In general, the Company continued to write at higher attachment points where the premium rate is lower, but which the Company believes to be better relative to the risk assumed. The Company has adopted this strategy in order to retain business relationships and maximize its opportunity to earn an underwriting profit.

    Other liability insurance (comprising mostly professional lines) likewise reflects the new business flow during the second quarter.

    The increase in property insurance premiums as previously mentioned is reflective of the Company's change in strategy to write on a primary basis, in addition to excess of loss, and an increased emphasis on cross selling other coverages to the Company's liability customers.

    Other insurance premiums include political risk insurance underwritten by an affiliated company, Sovereign Risk Insurance Limited. In addition, in late 1998 the Company started providing financial guaranty insurance and reinsurance in respect of asset-backed, future flow and municipal obligations. There was no premium written for this type of business in the comparable six month period of 1998.

REINSURANCE OPERATIONS AND LLOYD'S SYNDICATES

    The growth in net premiums earned from reinsurance operations and Lloyd's syndicates resulted from the merger with Mid Ocean. The first six months of 1999 reflect the results of XLMORe and Brockbank premiums while the comparable period in 1998 only include those of XLGRe. The XLMORe and XLGRe premiums are included under Reinsurance Operations and the Brockbank premiums are included under Lloyd's Syndicates.

    Other reinsurance in 1999 represents specialty liability reinsurance for complex financial risks related primarily to tailored programs written by XLI. These include credit enhancements, swaps and other collateralized transactions for up to $100 million in limits. Due to the unique nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period.

    Net premiums earned by Lloyd's syndicates for the first six months of 1998 relate solely to the Company's minority interest in the Venton managing agency group at Lloyd's which was sold in October 1998. The majority of the premiums earned in 1999 to date is originated by Brockbank.

INVESTMENT AND OTHER INCOME

                                                                         FOR THE SIX MONTHS
                                                                               ENDED
                                                                              MAY 31,
                                                                       ----------------------
                                                                          1999        1998      % CHANGE
                                                                       ----------  ----------  -----------

                                                                          (U.S. DOLLARS IN
                                                                             THOUSANDS)
                                                                            (UNAUDITED)
Net investment income................................................  $  205,994  $  117,980        74.6%
Net realized gains...................................................  $  113,988  $  137,492         N/M

    The increase in net investment income in 1999 over 1998 is due to a number of factors. The average asset base increased primarily due to the merger with Mid Ocean and the Company's positive operational cash flow. The average yield on the portfolio was higher and, in addition, during the second quarter the Company received a periodic distribution from one of its investment partnerships totaling $10.0 million. This investment is carried at cost and income is recorded upon distribution.

    Gains realized in 1999 resulted mainly from the continuing strong performance of global equity markets with gains being realized by managers in the ongoing management of the Company's portfolio. Equity securities are likely to comprise a smaller percentage of the Company's overall investment portfolio in the future due to regulatory restrictions on investments held in U.S. insurance subsidiaries acquired by the Company.

                                                                        FOR THE SIX MONTHS
                                                                              ENDED
                                                                             MAY 31,
                                                                       --------------------
                                                                         1999       1998      % CHANGE
                                                                       ---------  ---------  -----------

                                                                         (U.S. DOLLARS IN
                                                                            THOUSANDS)
                                                                           (UNAUDITED)
Equity in net earnings of affiliates.................................  $   5,706  $  34,935       (83.7%)
Fee and other income.................................................  $  15,557  $   4,145         N/M

    For reasons previously disclosed, equity in net income from affiliates in 1998 was derived mostly from the Company's equity position in Mid Ocean.

    The equity in net income of affiliates in the second quarter of 1999 primarily relates to the Company's equity positions in Financial Security Assurance International Ltd., Pareto Partners and a new investment management affiliate, Highfields Capital Management LP. This was offset by the Company's $7 million net loss from another affiliate, Risk Capital Holdings Inc. No contributions were recorded from these affiliates in the comparable period of 1998.

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

COMBINED RATIO

                                                                                               SIX MONTHS ENDED
                                                                                                   MAY 31,
                                                                                           ------------------------
                                                                                               1999         1998
                                                                                           -------------  ---------

                                                                                                 (UNAUDITED)
Loss and loss expense ratio..............................................................         55.7%        59.5%
Underwriting expense ratio...............................................................         32.0%        24.4%
Combined ratio...........................................................................         87.7%        83.9%

    The decrease in the loss ratio primarily reflects the diversification of the Company's business over the past two years to include a lower proportion of liability business, which tends to be long-tail in nature. Loss ratios for this longer tail business can be higher but usually pay out claims over several years. The decrease in the proportion of longer tail business will cause overall Company loss ratios to decrease in periods of low catastrophic activity and increase in periods of high catastrophic activity. Lloyd's activities in general, including the Company's, have historically reported higher loss and combined ratios than the Company's insurance and reinsurance activities. The Company's loss ratio in the second quarter relative to the first quarter of 1999 increased primarily due to catastrophe losses incurred resulting primarily from tornadoes in Oklahoma, USA, hail storms in Australia and certain satellite losses.

    The 1999 loss ratio was also affected by the reduction of insurance reserves for the Company's other liability lines updated for actuarially determined reserve estimates as loss development becomes better established.

    The increase in the expense ratio reflects the change in the Company's business mix. The reinsurance and Lloyd's syndicate businesses typically have higher acquisition costs that the Company's insurance business. The expenses associated with Lloyd's business increased due to the increase in capacity effective January 1, 1999. This capacity increase, effective for Brockbank's January through March quarter, is included in the Company's second quarter financial results because Brockbank reports on a GAAP basis on a two month lag.

    The expenses included in the expense ratio exclude interest expense and the amortization of intangible assets. The increase in all expenses over the comparable period reflects the change in the Company's operations as a result of its merger with Mid Ocean. The terms of the merger provided for a cash election up to $300 million that was partially financed through debt. Further discussion of the Company's debt structure is provided within the Financial Condition and Liquidity section.

NET INCOME

                                                                                      SIX MONTHS ENDED
                                                                                          MAY 31,
                                                                                   ----------------------
                                                                                      1999        1998
                                                                                   ----------  ----------

                                                                                      (U.S. DOLLARS IN
                                                                                         THOUSANDS,
                                                                                      EXCEPT PER SHARE
                                                                                          AMOUNTS)
                                                                                        (UNAUDITED)
Income excluding net realized gains on investments and amortization of intangible assets.........................................................................  $  279,251  $  195,157
Net realized gains...............................................................     113,988     137,492
Amortization of intangible assets................................................     (22,250)     (6,677)
                                                                                   ----------  ----------
Net income.......................................................................  $  370,989  $  325,972
                                                                                   ----------  ----------
                                                                                   ----------  ----------
Earnings per share--basic........................................................  $     3.33  $     3.85
                                                                                   ----------  ----------
                                                                                   ----------  ----------
Earnings per share--diluted......................................................  $     3.28  $     3.78
                                                                                   ----------  ----------
                                                                                   ----------  ----------
Weighted average ordinary shares outstanding--diluted............................     112,981      86,193
                                                                                   ----------  ----------
                                                                                   ----------  ----------

    Earnings per share were also affected by the weighted average number of shares outstanding. The increase in the number of shares outstanding in 1999 is primarily due to the issue of shares in exchange for Mid Ocean shares in August 1998.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, XL Capital Ltd's assets consist primarily of its investments in the stock of its subsidiaries and XL Capital Ltd's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by applicable laws, rules and regulations of Bermuda, the United States, the Republic of Ireland and the United Kingdom, including those promulgated by the Society of Lloyd's. To pay dividends, the amount of which is limited to accumulated net realized profits, XLI and XLMORe must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At May 31, 1999, XLI and XLMORe could have paid dividends in the amount of approximately $2.3 billion and $1.9 billion respectively. No assurance, however, can be given that XL Capital Ltd or its subsidiaries will be permitted to pay dividends in the future. XL Capital Ltd's consolidated shareholders' equity at May 31, 1999 was $4.9 billion, of which $2.6 billion was retained earnings.

    At May 31, 1999, total investments and cash net of unsettled investment trades were $6.3 billion, compared to $6.4 billion at November 30, 1998. During the quarter, the Company sold investments categorized as available for sale to fund its investment in Highfields Capital Management LP. In addition, the Company consummated the purchase of Intercargo Corporation ("Intercargo") on May 7, 1999 for $87.7 million in cash. This transaction was financed in part through bank borrowings and internal funds. At April 30, 1999, Intercargo had assets of $165.0 million and shareholders' equity of $64.8 million.

    The Company's fixed income investments (including short-term investments and cash equivalents) at May 31, 1999 represented approximately 85% of invested assets and were managed by several outside investment management firms with different strategies. Approximately 86% of fixed income securities are of investment grade, with 61% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

    The payable for investments purchased increased from $526.4 million at November 30, 1998 to $635.1 million as at May 31, 1999. This increase results from timing differences due to the Company's policy to account for its investments on a trade basis.

    In fiscal 1998 and in fiscal 1999 for the six months through May 31, the total amount of losses due to claims activity paid by the Company was $366.5 million and $266.9 million respectively.

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

    The Company has had several stock repurchase programs in the past as part of its capital management. On January 22, 1999, the Board of Directors discontinued the Company's existing program with $148.8 million remaining and replaced it with an authorization to repurchase $500 million. During the first six months of 1999, the Company had purchased 1,446,400 shares at a cost of $87.5 million. In addition, the Company had purchased a further 645,000 shares at a cost of $39.3 million subsequent to May 31, 1999. In June 1999, the Board of Directors rescinded the Company's share repurchase program.

    As of May 31, 1999, the Company had bank commitments totaling $1.686 billion of which $388.7 million was in use as debt financing and $414.0 million in collateralized letters of credit outstanding, primarily supporting U.S. non-admitted business and the Company's Lloyd's capital requirements. The financing structure as of May 31, 1999 was as follows:

                                                                                                         IN USE/
FACILITY                                                                                 COMMITMENT    OUTSTANDING
--------------------------------------------------------------------------------------  -------------  -----------
                                                                                        (U.S. DOLLARS IN MILLIONS)
Debt:
Company Term Note.....................................................................    $    11.0     $    11.0
XLI 364-day Revolver..................................................................        250.0             0
XLI 5-year Revolver...................................................................        250.0         190.0
Mid Ocean 364-day Revolver............................................................        100.0             0
Mid Ocean 5-year Revolver.............................................................        100.0          87.7
XL America, Inc. ("XLA") 364-day Revolver.............................................        150.0         100.0
                                                                                             ------    -----------
                                                                                          $   861.0     $   388.7
                                                                                             ------    -----------
                                                                                             ------    -----------
Letters of Credit:
XLI...................................................................................    $   500.0     $   151.0
XLMORe................................................................................        325.0         263.0
                                                                                             ------    -----------
                                                                                          $   825.0     $   414.0
                                                                                             ------    -----------
                                                                                             ------    -----------

    In June 1996, the Company borrowed $11.0 million from a Bermudian bank to fund its investment in Pareto Partners, an investment management company. The maturity date is June 27, 2007. The weighted average interest rate on funds borrowed during the period was 5.63%.

    XLI had a $250.0 million, 364-day revolving credit facility provided by a syndicate of banks that expires on July 8, 1999. XLMORe is also named a borrower under this facility which is guaranteed by XLI. There is no borrowing under this facility.

    XLI has a $250.0 million, 5-year revolving credit facility provided by a syndicate of banks that expires on June 5, 2002. XLMORe is also a named borrower under this facility which is guaranteed by XLI. The outstanding balance of $190.0 million as at May 31, 1999 represents borrowing to fund the cash election option available to shareholders in connection with the Mid Ocean merger. The weighted average interest rate on funds borrowed during the period was 5.06%.

    Mid Ocean had a $100.0 million, 364-day revolving credit facility provided by a syndicate of banks with a maturity date of August 4, 1999. There is no borrowing under this facility.

    Mid Ocean has a $100.0 million, 5-year revolving credit facility provided by a syndicate of banks with a maturity date of September 2, 2002. The outstanding balance of $87.7 million as at May 31, 1999 represents borrowing to partially fund the acquisition of Intercargo on May 7, 1999. The weighted average interest rate on funds borrowed during the period was 5.09%.

    XLA has a $150.0 million 364-day secured commercial paper funding facility that is guaranteed by XLI. The outstanding balance of $100.0 million at May 31, 1999 represents borrowing to partially fund the establishment of the Company's U.S. operations. The weighted average interest rate on funds borrowed during the period was 5.26%.

    XLI has a $500.0 million letter of credit facility provided by a syndicate of banks, which is secured against the Company's investment portfolio. This facility is used to collateralize certain reinsured's technical reserves with the Company supporting U.S. non-admitted business. Letters of credit outstanding under this facility as at May 31, 1999 total approximately $151.0 million.

    Mid Ocean had a $325.0 million letter of credit facility provided by a London Bank. This facility is secured against the Company's investment portfolio and is used to collateralize certain reinsured's technical reserves with the Company supporting U.S. non-admitted business and Lloyd's capital requirements. Letters of credit outstanding under this facility as at May 31, 1999 total approximately $263.0 million.

    On July 10, 1999, the Company and its wholly owned subsidiaries, XLI and XLMORe, obtained a $500.0 million, 364-day revolving credit facility. The Company and its subsidiaries are named borrowers and guarantors under this facility. This facility replaces the two previous 364-day credit facilities that totaled $350.0 million. This facility is provided by a syndicate of banks for general corporate purposes, including working capital requirements, and as a liquidity support for the issuance of commercial paper if the Company establishes such a program. There are no borrowings under this facility.

    On July 10, 1999, the Company obtained a $300.0 million letter of credit facility provided by a syndicate of banks. This facility includes XLI, XLMORe, XLE and Brockbank as account parties and is guaranteed by the Company. This facility is secured against the Company's investment portfolio and is used to collateralize certain reinsured's technical reserves with the Company supporting U.S. non-admitted business. This facility replaces the previously noted $500.0 million letter of credit facility.

    On July 10, 1999, Mid Ocean increased its letter of credit facility provided by a London bank from $325.0 million to $500.0 million. All other terms and conditions remain the same.

    On May 7, 1999, the Company consummated the purchase of Intercargo for $87.7 million. This transaction was financed in part through bank borrowings and internal funds.

    During June, 1999, the Company completed its acquisition of ECS and its merger with NAC Re. These transactions were financed in part through borrowings of $50.0 million from XLA's 364-day secured revolving facility and $22.0 million from XLI's 5-year revolving credit facility and internal funds. In addition, the Company inherited debt totaling approximately $247.0 million: (1) $100.0 million 7.15% senior notes maturing November 15, 2005 that will remain outstanding under the NAC Re name; (2) $104.0 million outstanding from a $200.0 million 364-day revolving credit facility provided by a syndicate of banks for general corporate purposes; and (3) $43.0 million outstanding from a $50.0 million 364-day revolving credit facility provided by a U.S. bank for general corporate purposes.

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

    The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by October 1999. Software and other systems vendors continue to send or promise to send new programs, upgrades and patches to address the results from final testing of their products. None of the vendors have, to date, indicated any serious difficulties or delays in becoming Y2K compliant. The Company estimates that through June 30, 1999 the remediation and validation efforts are approximately 75% complete, with the costs through such date aggregating to less than $5.0 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows.

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

FINANCIAL RISK MANAGEMENT

    This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. See generally "Cautionary Note Regarding Forward-Looking Statements". The methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses or lack of losses.

    The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. dollars and non-U.S. Currencies. Accordingly, earnings will be affected by, among other factors, changes in interest rates, equity prices and foreign currency exchange rates.

    FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designed as specific hedges for financial reporting purposes, and therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. The Company may also bear foreign exchange risk through insurance or other contracts as part of its ongoing business activities. The Company generally attempts to manage its exposures via currency overlay and other hedging practices. At May 31, 1999, total forward foreign exchange contracts with notional principal amounts totaling $254.4 million were outstanding. The fair value of these contracts as at May 31, 1999, was $263.1 million with unrealized gains of $8.7 million. Losses of $3.1 million were realized during the period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at May 31, 1999 would have resulted in approximately $29.5 million in unrealized gains and $7.0 million in unrealized losses, respectively.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges for financial reporting purposes and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At May 31, 1999, the Company had $1.0 million of such contracts outstanding, and had recognized an immaterial amount of realized and unrealized losses for the six-month period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at May 31, 1999, would have had no material effect on income.

    The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At May 31, 1999, the Company had, as hedges, foreign exchange contracts for the sale of $41.5 million of foreign currencies at fixed rates, primarily Euros (37% of net contract value), Danish Kroner (26%), New Zealand Dollars (20%) and British Pounds (8%). The market value of non-U.S. Dollar fixed maturities held by the Company as at May 31, 1999 was $69.6 million.

    Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at May 31, 1999, unrealized deferred gains amounted to $1.5 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at May 31, 1999, realized deferred losses amounted to $0.4 million.

    In January 1999, eleven member states of the European Union ("EU") began their participation in the EU's Economic and Monetary Union pursuant to which participating Member States currencies were converted into the Euro, the common currency for the EU. The Company has begun to provide insurance policies denominated in the Euro. The Company is uncertain as to the impact of the conversion on its business and financial condition and the Company has not yet initiated a detailed analysis and plan with respect to the Euro. Although the Company does not anticipate costs associated with the conversion to be material and has not encountered any specific problems to date associated with the conversion, such costs are not known with precision at this time.

    FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this portfolio. As at May 31, 1999, the portfolio held $143.8 million in exposure to S&P 500 Index futures, together with fixed maturities, short-term investments and cash amounting to $178.3 million. Based on this value, by definition a 10% increase or decrease in the price of these futures would have resulted in exposure of $158.2 million and $129.4 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the six months ended May 31, 1999, net realized gains from index futures totaled $0.6 million.

    Derivative investments are utilized within the portfolio on a selected basis. At May 31, 1999, bond and stock index futures outstanding were $43.1 million. All portfolio managers are prohibited by the Company's investment guidelines from leveraging their positions. A 10% appreciation or depreciation of these derivative instruments at May 31, 1999 would have resulted in unrealized gains and losses of $4.3 million, respectively.

CURRENT OUTLOOK

    The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong in 1999, exerting pressure on rates in general across virtually all property and casualty product lines. Although the Company believes opportunities will exist in 1999 for growth in selected product lines, no assurances can be made that growth will be sufficient to offset the competitive pressures affecting the Company's other product lines.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a safe harbor for forward-looking statements. This Form 10-Q, the Company's annual report to stockholders, any proxy statement, any Form 10-K or Form 8-K of the Company, including any amendments thereto, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance.

    Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements that include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", or similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

    All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include but are not limited to the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (v) changes in regulations or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance or retrocessional coverage; (vii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of Year 2000-related issues on the Company's technology systems and underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures;
(xii) changes in rating agency policies or practices that may adversely affect the Company's claims paying ratings; (xiii) changes in accounting policies or practices; and (xiv) changes in general economic conditions, including inflation, foreign, exchange rates, the introduction of the Euro and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                 XL CAPITAL LTD
                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    The Company, through its insurance and reinsurance subsidiaries, is a party to various legal proceedings, including arbitrations, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against such subsidiaries in the ordinary course of their respective insurance and reinsurance operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it or its subsidiaries is a party will result in a material adverse effect on its financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    At the Annual General Meeting of Shareholders held on April 9, 1999 at the offices of the Company, Cumberland House, One Victoria Street, Hamilton, Bermuda, the shareholders approved the following:

1. To elect six Class I Directors to hold office until 2002--R. Clements, M.P. Esposito, R. Glauber, P. Jeanbart, C. Rance, E. Thrower.

  VOTES IN        VOTES
    FAVOR        AGAINST
-------------  ------------
 90,604,555..       52,493

2. To appoint PriceWaterhouseCoopers, New York, New York, to act as independent auditors of the Company for the fiscal year ending November 30, 1999.

  VOTES IN
    FAVOR      VOTES AGAINST  ABSTENTIONS
-------------  -------------  -----------
 90,618,421..        9,667        28,960

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    Exhibit 11--Statement regarding Computation Per Share Earnings.

REPORTS ON FORM 8-K

    Current Report on Form 8-K filed on April 30, 1999, under Item 5 thereof.

                   COMPUTATION OF EARNINGS PER ORDINARY SHARE
                         AND ORDINARY SHARE EQUIVALENT

                                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                     MAY 31,                 MAY 31,
                                                                              ----------------------  ----------------------
                                                                                 1999        1998        1999        1998
                                                                              ----------  ----------  ----------  ----------
                                                                                   (UNAUDITED)             (UNAUDITED)

(A) Earnings per ordinary share and ordinary share equivalent-- basic:

           Weighted average ordinary shares and ordinary share equivalents
           outstanding......................................................     110,887      84,640     111,352      84,603
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

           Net income.......................................................  $  179,256  $  170,562  $  370,989  $  325,972
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

           Earnings per ordinary share and ordinary share equivalent........  $     1.62  $     2.02  $     3.33  $     3.85
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

(B) Earnings per ordinary share and ordinary share equivalent-- assuming full dilution:

           Weighted average ordinary shares and ordinary share equivalents
           outstanding......................................................     110,825      84,466     111,310      84,487

           Average stock options outstanding (net of repurchased shares
           under the treasury stock method).................................       1,545       1,860       1,671       1,706
                                                                              ----------  ----------  ----------  ----------

           Weighted average ordinary shares and ordinary share equivalents
           outstanding......................................................     112,370      86,326     112,981      86,193
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

           Net income.......................................................  $  179,256  $  170,562  $  370,989  $  325,972
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

           Earnings per ordinary share and ordinary share equivalent........  $     1.59  $     1.98  $     3.28  $     3.78
                                                                              ----------  ----------  ----------  ----------
                                                                              ----------  ----------  ----------  ----------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                      XL CAPITAL LTD
                                          --------------------------------------

                                                       (Registrant)

July 15, 1999                                                /s/ BRIAN M. O'HARA
                                                ---------------------------------------------
                                                               Brian M. O'Hara
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

July 15, 1999                                               /s/ ROBERT R. LUSARDI
                                                ---------------------------------------------
                                                              Robert R. Lusardi
                                                         EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIALOfficer