Form 10-Q
period 1999-09-30
XL CAPITAL LTD
filed 1999-11-15
CIK 875159

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 1-10804

                            ------------------------

                                 XL CAPITAL LTD
             (Exact name of registrant as specified in its charter)

                 CAYMAN ISLANDS                                 98-0191089
------------------------------------------------  ---------------------------------------
(State or other jurisdiction of incorporation or  (I.R.S. Employer Identification Number)
                 organization)

          CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA HM 11
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (441) 292-8515

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 12, 1999, there were outstanding 124,486,701 Class A Ordinary Shares, $0.01 par value per share, and 3,115,900 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                          PAGE NO.
                                                                          --------
Item 1.     Financial Statements:

            Consolidated Balance Sheets
            as at September 30, 1999 and December 31, 1998
            (unaudited).................................................      1

            Consolidated Statements of Income and Comprehensive Income
            for the Three Months Ended September 30, 1999 and 1998
            (unaudited) and the Nine months Ended September 30, 1999 and
            1998 (unaudited)............................................      2

            Consolidated Statements of Shareholders' Equity for the Nine
            Months Ended September 30, 1999 and 1998 (unaudited)........      3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended
            September 30, 1999 and 1998 (unaudited).....................      4

            Notes to Unaudited Consolidated Financial Statements........      6

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................     11

                            PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...........................................     28

Item 4.     Submission of Matters to a Vote of Shareholders.............     28

Item 6.     Exhibits and Reports on Form 8-K............................     28

Signatures..............................................................     29

                                 XL CAPITAL LTD

                          CONSOLIDATED BALANCE SHEETS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                    AS AT                AS AT
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                           (UNAUDITED)
                           ASSETS
Investments available for sale:
  Fixed maturities, at market value (amortized cost: 1999--
    $7,342,223; 1998--$7,433,724)...........................      $ 7,135,503         $ 7,512,903
  Equity securities, at market value (cost: 1999--$901,450;
    1998--$1,127,590).......................................        1,033,888           1,299,098
  Short-term investments, at market value (amortized cost:
    1999--$384,668; 1998--$246,085).........................          384,919             245,891
                                                                  -----------         -----------
      Total investments available for sale..................      $ 8,554,310         $ 9,057,892
Cash and cash equivalents...................................          497,576             480,874
Investment in affiliates (cost; 1999 $362,532; 1998
  $141,590).................................................          370,703             154,668
Other investments...........................................           95,245              44,085
Accrued investment income...................................          110,109              95,910
Deferred acquisition costs..................................          257,526             204,271
Prepaid reinsurance premiums................................          358,833             215,466
Premiums receivable.........................................        1,064,011             904,203
Reinsurance balances receivable.............................          133,852             124,771
Unpaid losses and loss expenses recoverable.................          724,194             593,960
Intangible assets...........................................        1,630,752           1,502,828
Deferred tax asset, net.....................................           74,888              37,481
Other assets................................................          225,843             164,731
                                                                  -----------         -----------
      Total Assets..........................................      $14,097,842         $13,581,140
                                                                  ===========         ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss expenses.............................      $ 5,007,812         $ 4,896,643
Unearned premiums...........................................        1,687,689           1,337,277
Premiums received in advance and deposit premiums...........          388,545              22,656
Long term debt..............................................          410,655             613,873
Accounts payable and accrued liabilities....................          228,753             234,206
Reinsurance balances payable................................          179,693             183,660
Payable for investments purchased...........................          788,520             633,181
Minority interest...........................................           41,921              47,041
                                                                  -----------         -----------
      Total Liabilities and Minority Interest...............      $ 8,733,588         $ 7,968,537
                                                                  -----------         -----------
Contingencies
Shareholders' Equity:
Ordinary shares (par value $0.01; issued and outstanding,
  127,579,774 shares and 128,745,130 shares at September 30,
  1999 and December 31, 1998, respectively).................            1,276               1,287
Contributed surplus.........................................        2,451,841           2,508,062
Accumulated other comprehensive income, net of deferred
  taxes.....................................................          (68,175)            235,185
Deferred compensation.......................................          (26,130)            (22,954)
Retained earnings...........................................        3,005,442           2,891,023
                                                                  -----------         -----------
Total Shareholders' Equity..................................      $ 5,364,254         $ 5,612,603
                                                                  -----------         -----------
Total Liabilities and Shareholders' Equity..................      $14,097,842         $13,581,140
                                                                  ===========         ===========

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     1999       1998        1999         1998
                                                   --------   --------   ----------   ----------
                                                                   (UNAUDITED)
Revenues:
Net premiums earned..............................  $488,729   $384,136   $1,289,868   $  922,853
Net investment income............................   130,560    111,320      398,833      291,426
Net realized (losses) gains on sale of
  investments....................................   (12,671)    28,476       72,389      164,225
Equity in net earnings of affiliates.............    15,372     17,451       24,707       53,673
Fee and other income.............................    28,800      8,567       43,221       14,176
                                                   --------   --------   ----------   ----------

Total revenues...................................  $650,790   $549,950   $1,829,018   $1,446,353
                                                   --------   --------   ----------   ----------

Expenses:
Losses and loss expenses.........................   310,013    252,496      875,635      589,135
Acquisition costs................................   103,736     69,946      268,754      173,642
Operating expenses...............................    68,336     63,778      229,933      133,530
Interest expense.................................    15,414      8,720       35,220       23,333
Amortization of intangible assets................    13,864      6,128       37,049       12,685
                                                   --------   --------   ----------   ----------

Total expenses...................................   511,363    401,068    1,446,591      932,325
                                                   --------   --------   ----------   ----------

Income before income tax expenses and minority
  interest.......................................   139,427    148,882      382,427      514,028
Minority interest................................       320       (122)        (220)       1,168
Income tax expense (benefit).....................     1,705      8,733      (27,274)      20,867
                                                   --------   --------   ----------   ----------

NET INCOME.......................................  $137,402   $140,271   $  409,921   $  491,993
                                                   --------   --------   ----------   ----------

Changes in net unrealized appreciation of
  investments....................................   (88,852)  (181,079)    (295,926)    (109,364)
Foreign currency translation adjustments.........    (3,519)     2,603       (7,433)        (410)
                                                   --------   --------   ----------   ----------

Comprehensive income (loss)......................  $ 45,031   $(38,205)  $  106,562   $  382,219
                                                   ========   ========   ==========   ==========

Weighted average number of ordinary shares and
  ordinary share equivalents outstanding
  --Basic........................................   127,544    116,935      127,580      106,415
  --Diluted......................................   129,032    121,076      130,727      110,656
Net income per ordinary share and ordinary share
  equivalent
  --Basic........................................  $   1.08   $   1.20   $     3.21   $     4.62
  --Diluted......................................  $   1.07   $   1.17   $     3.15   $     4.47
Dividends declared per share.....................  $   0.44   $   0.40   $     1.32   $     1.20

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (U.S. DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                    (UNAUDITED)
Ordinary Shares:
  Balance--beginning of period..............................  $    1,287   $    1,013
  Issue of shares...........................................           6           16
  Issue of shares--Mid Ocean acquisition....................           0          303
  Exercise of stock options.................................           8           11
  Repurchase of shares......................................         (25)         (68)
                                                              ----------   ----------
    Balance--end of period..................................       1,276        1,275
                                                              ----------   ----------
Contributed Surplus:
  Balance--beginning of period..............................   2,508,062      506,453
  Issue of shares...........................................      11,019       49,125
  Issue of shares--Mid Ocean acquisition....................           0    2,189,414
  Exercise of stock options.................................       7,210        7,917
  Net repurchase of shares..................................     (74,450)    (298,956)
                                                              ----------   ----------
    Balance--end of period..................................   2,451,841    2,453,953
                                                              ----------   ----------

Accumulated other comprehensive income, net of deferred
  taxes
  Balance--beginning of period..............................     235,185      251,471
  Net change in investment portfolio........................    (291,019)    (108,953)
  Net change in investment portfolio of affiliate...........      (4,908)        (411)
  Foreign currency translation adjustments..................      (7,433)        (410)
                                                              ----------   ----------
    Balance--end of period..................................     (68,175)     141,697
                                                              ----------   ----------

Deferred Compensation
  Balance--beginning of period..............................     (22,954)     (18,263)
  Issue of restricted shares................................      (9,535)     (11,331)
  Amortization..............................................       6,359        4,935
                                                              ----------   ----------
    Balance--end of period..................................     (26,130)     (24,659)
                                                              ----------   ----------

Retained Earnings
  Balance--beginning of period..............................   2,891,023    2,455,076
  Net income................................................     409,921      491,993
  Dividends.................................................    (211,778)    (153,450)
  Repurchase of shares......................................     (83,724)     (63,031)
                                                              ----------   ----------
    Balance--end of period..................................   3,005,442    2,730,588
                                                              ----------   ----------
Total shareholders' equity..................................  $5,364,254   $5,302,854
                                                              ==========   ==========

          See accompanying notes to Consolidated Financial Statements.

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                          FOR THE
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
                                                                        (UNAUDITED)
Cash flows from operating activities
  Net income for the period before minority interest........  $     409,701    $     493,161
                                                              -------------    -------------
Adjustments to reconcile net income before minority interest to net cash provided by operating activities:
  Net realized gains on sale of investments.................        (72,389)        (164,225)
  Amortization of discount on fixed maturities..............        (17,007)          (5,777)
  Equity in net income of affiliates, net of cash
  received..................................................        (23,371)         (53,673)
  Amortization of deferred compensation.....................          6,359            4,935
  Amortization of intangible assets.........................         37,049           12,685
  Unpaid losses and loss expenses...........................        111,169          266,304
  Unearned premiums.........................................        350,412          158,598
  Premiums received in advance and deposit premiums.........        365,889          (26,261)
  Premiums receivable.......................................       (159,808)         (62,544)
  Prepaid reinsurance premiums..............................       (143,367)         (13,075)
  Unpaid losses and loss expenses recoverable...............       (130,234)           9,974
  Reinsurance balances receivable...........................         (9,081)        (161,634)
  Other.....................................................       (165,597)         (65,372)
                                                              -------------    -------------
      Total adjustments.....................................        150,024         (100,065)
                                                              -------------    -------------
  Net cash provided by operating activities.................        559,725          393,096

Cash flows used in investing activities:
  Proceeds from sale of fixed maturities and short-term
  investments...............................................     12,788,597       10,183,206
  Proceeds from redemption of fixed maturities and
  short-term investments....................................         89,264          464,798
  Proceeds from sale of equity securities...................        994,189          685,149
  Purchases of fixed maturities and short-term
  investments...............................................    (12,651,260)     (10,712,086)
  Purchases of equity securities............................       (758,301)        (811,702)
  Deferred gains on forward contracts.......................           (283)          (3,656)
  Investment in affiliates..................................       (202,128)         (18,778)
  Acquisition of subsidiaries, net of cash acquired.........       (173,334)         137,483
  Other investments.........................................        (51,160)           3,734
  Other assets..............................................        (61,111)         (30,844)
                                                              -------------    -------------
  Net cash used in investing activities.....................        (25,527)        (102,696)

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

                                                                          FOR THE
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
                                                                        (UNAUDITED)
Cash flow used in financing activities:
  Dividends paid............................................       (155,668)        (103,570)
  Issuance of restricted shares.............................              6               16
  Proceeds from exercise of options.........................          7,218            7,928
  Repurchase of treasury shares.............................       (158,199)        (362,055)
  Proceeds from loans.......................................        328,700          570,000
  Repayment of loans........................................       (331,924)        (350,000)
  Repayment of long term debt...............................       (201,737)               0
  Minority interest.........................................         (5,340)             166
                                                              -------------    -------------
  Net cash used in financing activities.....................       (516,944)        (237,515)
Effects of exchange rate movements on cash..................           (552)            (972)

Increase in cash and cash equivalents.......................         16,702           51,913

Cash and cash equivalents--beginning of period..............  $     480,874    $     383,594
                                                              -------------    -------------
Cash and cash equivalents--end of period....................  $     497,576    $     435,507
                                                              =============    =============

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of XL
Capital Ltd (together with its subsidiaries, unless the context otherwise requires, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the merger with NAC Re Corp., which has been accounted for as a "pooling of interests" under U.S GAAP, and they are based upon the Company's new fiscal year end of December 31. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. The December 31, 1998 consolidated balance sheet data was derived from adjusted audited financial statements based on the Company's previous year end of November 30, 1998, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements for the fiscal year ended November 30, 1998, and footnotes thereto, included in the Company's Annual Report on Form 10-K
(No. 1-10804) and to the consolidated financial statements for the fiscal year ended December 31, 1998, and notes thereto, included in NAC Re Corp.'s Annual Report on Form 10-K (No. 0-13891).

2. BUSINESS COMBINATIONS

    (A) NAC RE CORP.

    On June 18, 1999, the Company completed its merger with NAC Re Corp. ("NAC Re") in an all stock transaction. Shareholders of NAC Re received 0.915 Company share for each NAC Re share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction.

    The merger transaction has been accounted for as a pooling of interests under U.S. GAAP. Accordingly, all prior period results of operations, statement of position and cash flows include the results of NAC Re as though it had always been a part of the Company. Merger costs associated with the transaction include an after tax increase of $61.7 million to the NAC Re loss reserves to align them with the reserving methodologies and increase in loss reserve factors used by the Company. They also include an after tax charge of $38.6 million which primarily relates to fees for attorneys, investment bankers, accountants and other related charges. No material adjustments were recorded to conform NAC Re's accounting policies and certain reclassifications have been made to the NAC Re financial statements to conform to the Company's presentations.

    Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. Consolidated financial statements included herein at September 30, 1999 are based upon the new fiscal year end. The following table presents a reconciliation of total revenues

                                 XL CAPITAL LTD

2. BUSINESS COMBINATIONS (CONTINUED)

and net income of the Company as previously reported as adjusted for the change in fiscal year end, together with the effect of the combined results with NAC Re (U.S dollars in thousands; unaudited):

                                                               CONSOLIDATED    CONSOLIDATED
                                                              TOTAL REVENUES    NET INCOME
                                                              --------------   ------------
XL Capital--six months ended May 31, 1999...................    $  872,109       $370,989
Less one month December 31, 1998............................      (202,210)       (47,397)
Add one month June 30, 1999.................................       167,964        (26,652)
                                                                ----------       --------
XL Capital--six months ended June 30, 1999..................       837,863        296,940
NAC Re--six months ended June 30, 1999......................       340,365        (24,421)
                                                                ----------       --------
Combined results--six months ended June 30, 1999............    $1,178,228       $272,519
                                                                ==========       ========

(B) INTERCARGO CORPORATION AND ECS, INC.

    During the second quarter of 1999, the Company acquired Intercargo Corporation and ECS, Inc., both of which have been accounted for under the purchase method of accounting. The combined purchase price was $222.8 million and the goodwill resulting from these acquisitions is being amortized over twenty years.

3. SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that companies report certain information about their operating segments in interim and annual financial statements, including information about the products and services from which the revenues are derived, geographic areas of operation and information regarding major customers. The Statement defines operating segments based on internal management reporting and management's decisions about assessing performance and allocating resources.

    The Company is organized into four main operating segments; insurance, reinsurance, Lloyd's syndicates and financial services and a corporate segment, which includes the investment operations of the Company. The Company evaluates performance of each segment based upon underwriting profit or loss. In addition, management does not allocate assets by segment. The tables following show the underwriting

                                 XL CAPITAL LTD

3. SEGMENT INFORMATION (CONTINUED)

profit or loss for each segment and a reconciliation of the total underwriting profit or loss to the net income for the periods shown (U.S dollars in thousands; unaudited):

QUARTER ENDED SEPTEMBER 30, 1999

                                                                     LLOYD'S     FINANCIAL
                                          INSURANCE   REINSURANCE   SYNDICATES   SERVICES    CORPORATE    TOTAL
                                          ---------   -----------   ----------   ---------   ---------   --------
Net premiums earned.....................  $155,542      $235,159      $95,085     $ 2,943    $      0    $488,729

Fee and other income....................     7,586             0        6,669      14,545           0      28,800

Net losses and loss expenses............    98,861       137,722       72,601         829           0     310,013
Acquisition costs.......................    26,775        56,235       20,726           0           0     103,736
Operating expenses......................    26,890        22,136        8,207       2,782       8,321      68,336
                                          --------      --------      -------     -------    --------    --------
Underwriting profit (loss)..............  $ 10,602      $ 19,066      $   220     $13,877    $ (8,321)   $ 35,444
Net investment income...................                                                      130,560     130,560
Net realized losses on investments......                                                      (12,671)    (12,671)
Equity in net earnings of affiliates....                                                       15,372      15,372
Interest expense........................                                                       15,414      15,414
Amortization of intangible assets.......                                                       13,864      13,864
Minority interest.......................                                                          320         320
Income tax expense......................                                                        1,705       1,705
                                                                                             --------    --------
Net Income..............................                                                     $193,637    $137,402
                                                                                             ========    ========

QUARTER ENDED SEPTEMBER 30, 1998

                                                                     LLOYD'S     FINANCIAL
                                          INSURANCE   REINSURANCE   SYNDICATES   SERVICES    CORPORATE    TOTAL
                                          ---------   -----------   ----------   ---------   ---------   --------
Net premiums earned.....................  $119,430      $194,166      $70,540     $     0    $      0    $384,136
Fee and other income....................         0             0        6,542           0       2,025       8,567
Net losses and loss expenses............    71,561       129,008       51,927           0           0     252,496
Acquisition costs.......................    10,252        46,517       13,177           0           0      69,946
Operating expenses (1)..................    11,891        22,878        9,408           0       2,141      46,318
                                          --------      --------      -------     -------    --------    --------
Underwriting profit (loss)..............  $ 25,726      $ (4,237)     $ 2,570     $     0    $   (116)   $ 23,943
Net investment income...................                                                      111,320     111,320
Net realized gains on investments.......                                                       28,476      28,476
Equity in net earnings of affiliates....                                                       17,451      17,451
Interest expense........................                                                        8,720       8,720
Amortization of intangible assets.......                                                        6,128       6,128
One time charges (1)....................                                                       17,460      17,460
Minority interest.......................                                                         (122)       (122)
Income tax expense......................                                                        8,733       8,733
                                                                                             --------    --------
Net Income..............................                                                     $116,212    $140,271
                                                                                             ========    ========

------------------------
(1) Operating expenses exclude one-time charges of $ 17.5 million associated with the merger with Mid Ocean Limited.

                                 XL CAPITAL LTD

3. SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                   LLOYD'S     FINANCIAL
                                        INSURANCE   REINSURANCE   SYNDICATES   SERVICES    CORPORATE     TOTAL
                                        ---------   -----------   ----------   ---------   ---------   ----------
Net premiums earned...................  $352,026      $653,254     $269,275     $15,313    $      0    $1,289,868
Fee and other income..................     7,587             0       20,495      15,139           0        43,221
Net losses and loss expenses (1)......   196,374       369,767      210,733       3,761           0       780,635
Acquisition costs.....................    56,905       149,860       61,989           0           0       268,754
Operating expenses (2)................    48,985        69,460       25,847       8,910      31,459       184,661
                                        --------      --------     --------     -------    --------    ----------
Underwriting profit (loss)............  $ 57,349      $ 64,167     $ (8,799)    $17,781    $(31,459)   $   99,039
Net investment income.................                                                      398,833       398,833
Net realized gains on investments.....                                                       72,389        72,389
Equity in net earnings of
  affiliates..........................                                                       24,707        24,707
Interest expense......................                                                       35,220        35,220
Amortization of intangible assets.....                                                       37,049        37,049
One time charges (1) (2)..............                                                      140,272       140,272
Minority interest.....................                                                         (220)         (220)
Income tax benefit....................                                                      (27,274)      (27,274)
                                                                                           --------    ----------
Net Income............................                                                     $279,425    $  409,921
                                                                                           ========    ==========

------------------------
(1) Net losses and loss expenses exclude an increase to unpaid losses of $95.0 million relating to NAC Re.

(2) Operating expenses exclude a one-time charge of $45.3 million relating to expenses incurred in the NAC Re, Intercargo, Highfields, ECS and MKP transactions, as discussed further herein.

NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                     LLOYD'S     FINANCIAL
                                          INSURANCE   REINSURANCE   SYNDICATES   SERVICES    CORPORATE    TOTAL
                                          ---------   -----------   ----------   ---------   ---------   --------
Net premiums earned.....................  $319,276      $533,037      $70,540      $  0      $      0    $922,853
Fee and other income....................         0             0        6,542         0         7,634      14,176
Net losses and loss expenses............   224,875       312,333       51,927         0             0     589,135
Acquisition costs.......................    38,003       122,462       13,177         0             0     173,642
Operating expenses (1)..................    33,063        58,956        9,408         0        14,643     116,070
                                          --------      --------      -------      ----      --------    --------
Underwriting profit (loss)..............  $ 23,335      $ 39,286      $ 2,570      $  0      $ (7,009)   $ 58,182
Net investment income...................                                                      291,426     291,426
Net realized gains on investments.......                                                      164,225     164,225
Equity in net earnings of affiliates....                                                       53,673      53,673
Interest expense........................                                                       23,333      23,333
Amortization of intangible assets.......                                                       12,685      12,685
One time charges (1)....................                                                       17,460      17,460
Minority interest.......................                                                        1,168       1,168
Income tax expense......................                                                       20,867      20,867
                                                                                             --------    --------
Net Income..............................                                                     $426,802    $491,993
                                                                                             ========    ========

------------------------
(1) Administration expenses exclude a one time charge of $ 17.5 million relating to the merger with Mid Ocean.

                                 XL CAPITAL LTD

3. SEGMENT INFORMATION (CONTINUED)

    The following tables provides an analysis of the Company's premium revenues by line of business for the periods presented (U.S. dollars in thousands; unaudited):

QUARTER ENDED SEPTEMBER 30, 1999

                                         GROSS PREMIUMS WRITTEN   NET PREMIUMS WRITTEN   NET PREMIUMS EARNED
                                         ----------------------   --------------------   -------------------
Casualty insurance.....................         $ 93,812                $ 79,704              $ 82,869
Casualty reinsurance...................          131,530                 103,226                82,579
Property catastrophe...................           27,964                  23,416                32,335
Other property.........................           94,814                  67,809                88,556
Marine, energy, aviation and
  satellite............................           44,231                  25,698                48,848
Lloyd's syndicates.....................          146,864                 120,911                95,085
Other..................................           90,401                  74,053                58,457
                                                --------                --------              --------
Total..................................         $629,616                $494,817              $488,729
                                                ========                ========              ========

QUARTER ENDED SEPTEMBER 30, 1998

                                         GROSS PREMIUMS WRITTEN   NET PREMIUMS WRITTEN   NET PREMIUMS EARNED
                                         ----------------------   --------------------   -------------------
Casualty insurance.....................         $132,753                $120,980              $ 80,012
Casualty reinsurance...................           84,309                  71,567                73,958
Property catastrophe...................            9,723                   7,991                41,850
Other property.........................           70,069                  41,304                41,758
Marine, energy, aviation and
  satellite............................           20,686                  13,318                22,932
Lloyd's syndicates.....................           88,276                  77,367                70,540
Other..................................           88,587                  77,784                53,086
                                                --------                --------              --------
Total..................................         $494,403                $410,311              $384,136
                                                ========                ========              ========

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                         GROSS PREMIUMS WRITTEN   NET PREMIUMS WRITTEN   NET PREMIUMS EARNED
                                         ----------------------   --------------------   -------------------
Casualty insurance.....................        $  225,644              $  187,739            $  211,173
Casualty reinsurance...................           299,628                 252,716               223,011
Property catastrophe...................           138,674                 124,215                99,216
Other property.........................           303,875                 222,900               229,820
Marine, energy, aviation and
  satellite............................           183,773                 137,298               118,709
Lloyd's syndicates.....................           480,236                 355,227               269,275
Other..................................           231,083                 186,728               138,664
                                               ----------              ----------            ----------
Total..................................        $1,862,913              $1,466,823            $1,289,868
                                               ==========              ==========            ==========

NINE MONTHS ENDED SEPTEMBER 30, 1998

                                         GROSS PREMIUMS WRITTEN   NET PREMIUMS WRITTEN   NET PREMIUMS EARNED
                                         ----------------------   --------------------   -------------------
Casualty insurance.....................        $  305,333              $  266,315             $225,122
Casualty reinsurance...................           232,325                 203,756              212,276
Property catastrophe...................            72,396                  66,494               85,815
Other property.........................           224,050                 161,843              138,875
Marine, energy, aviation and
  satellite............................            84,756                  66,073               52,540
Lloyd's syndicates.....................            88,276                  77,367               70,540
Other..................................           230,823                 195,007              137,685
                                               ----------              ----------             --------
Total..................................        $1,237,959              $1,036,855             $922,853
                                               ==========              ==========             ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See "--Cautionary Note Regarding Forward-Looking Statements" for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

    The following table presents an analysis of the Company's net income for the three months ended September 30, 1999 and 1998 reflecting the effect of realized investment (losses) gains on net income and one-time costs related to the mergers with NAC Re in 1999 and Mid Ocean Limited in 1998 (U.S. dollars in thousands):

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998      % CHANGE
                                                              ---------   ---------   --------
                                                                   (UNAUDITED)
Net operating income (excluding net realized gains and
  losses on investments and merger related charges).........  $150,673    $132,834      13.4%
Net realized (losses) gains on investments, after tax.......   (12,252)     24,897       N/M
One-time merger related costs, after tax (1)................    (1,019)    (17,460)      N/M
                                                              --------    --------
Net income..................................................  $137,402    $140,271      (2.0%)
                                                              ========    ========

Earnings per share--basic...................................  $   1.08    $   1.20
Earnings per share--fully diluted...........................  $   1.07    $   1.17
  * N/M--Not Meaningful

------------------------

(1) During the third quarter of 1998 XL merged with Mid Ocean Limited. Certain costs were incurred in relation to the realignment of the Company's reinsurance systems and operations.

    SEGMENTATION

    The Company is effectively organized into four main operating segments:--insurance, reinsurance, Lloyd's syndicates and financial services--and a corporate segment, which includes the investment operations of the Company. The results of each segment are discussed below. The reconciliation of each segment to net income together with a summary of the Company's product mix can be found in note 3 to the unaudited consolidated financial statements.

INSURANCE OPERATIONS

    The insurance business is written primarily by the following; XL Insurance, XL Europe Insurance, XL Insurance Company of New York, Intercargo Insurance, Greenwich Insurance, and Indian Harbor Insurance. This segment writes business in general liability, other liability (including directors and officers, professional and employment practices liability), property, marine aviation, satellite and other product lines (including customs, bond, surety, political risk and specialty lines). This segment also includes the results of ECS Inc., a managing general underwiter that currently writes environmental pollution liability and other coverages on behalf of a third party insurer.

    The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                                FOR THE THREE MONTHS
                                                        ENDED
                                                    SEPTEMBER 30,
                                                ---------------------
UNDERWRITING PROFIT                               1999        1998      % CHANGE
-------------------                             ---------   ---------   --------
                                                     (UNAUDITED)
Net premiums earned...........................  $155,542    $119,430      30.2%
Fee and other income..........................     7,586          --        --
Net losses and loss expenses..................    98,861      71,561      38.1%
Acquisition costs.............................    26,775      10,252     161.2%
Operating expenses............................    26,890      11,891     126.1%
                                                --------    --------     -----
Underwriting profit...........................  $ 10,602    $ 25,726     (58.8%)
                                                ========    ========     =====

    The Insurance segment has experienced growth in net premiums earned primarily as a result of increased premiums written in the US primary business and growth in the other property line worldwide. In addition late in the second quarter the Company purchased Intercargo Insurance which contributed approximately $16 million of net premiums earned in the quarter. There is no comparative figure included in 1998 results.

    Fee and other income represents the net fees generated by ECS Inc. for underwriting business on behalf of third parties. This income will decline in the future as ECS Inc. commences underwriting business on behalf of the Company. From time to time the Company will also assist in structuring transactions that will result in fee income. Such transactions require an investment of company resources which are included in operating expenses and can be irregular.

    The decrease in this segment's underwriting profit is reflected in its underwriting ratios set forth below. The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned and the underwriting expense ratio by dividing the sum of acquisition costs and operating expenses by net premiums earned. It is a measure of underwriting profitability, with a combined ratio of under 100% representing an underwriting profit and over 100% an underwriting loss.

    The following table presents the combined ratios for the insurance segment:

                                                                   FOR THE THREE
                                                                   MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
COMBINED RATIO                                                  1999           1998
--------------                                                --------       --------
                                                                    (UNAUDITED)
Loss and loss expense ratio.................................    63.6%          59.9%
Underwriting expense ratio..................................    34.5%          18.5%
                                                                ----           ----
Combined ratio..............................................    98.1%          78.4%
                                                                ====           ====

    The increase in the combined ratio is mainly due to an increase in the underwriting expense ratio. There has been a relatively moderate increase in the loss and loss expense ratio due to losses on the property, marine, energy, aviation and satellite lines

    The increase in underwriting expense ratio compared to the previous year is a result of a number of factors including (i) start up operations in the U.S.,
(ii) an increase in premiums written and earned in the specialty and other property lines described previously, which typically have higher acquisition costs associated with them and (iii) the addition for the first time of Intercargo Insurance's core business, particularly customs, bond and surety which has a relatively high expense ratio but tends to be a lower loss ratio business.

REINSURANCE OPERATIONS

    The reinsurance business is written by XL Mid Ocean Reinsurance, which writes primarily property lines that are short tail in nature and NAC Re, which primarily writes long tail casualty business. Businesses written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation, satellite and other lines (including political risk and specialty lines). The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                FOR THE THREE MONTHS
                                                        ENDED
                                                    SEPTEMBER 30,
                                                ---------------------
UNDERWRITING PROFIT                               1999        1998      % CHANGE
-------------------                             ---------   ---------   --------
                                                     (UNAUDITED)
Net premiums earned...........................  $235,159    $194,166     21.1%
Net losses and loss expenses..................   137,722     129,008      6.8%
Acquisition costs.............................    56,235      46,517     20.9%
Operating expenses............................    22,136      22,878     (3.2%)
                                                --------    --------
Underwriting profit (loss)....................  $ 19,066    $ (4,237)     N/M
                                                ========    ========

    The increase in net premiums earned is principally due to acquisition of Mid Ocean in August 1998. As a result, the 1998 quarter only reflects two months of net earned premiums as compared to a full quarter in 1999. The increase in underwriting profit is due to a lower loss ratio over the comparable period which is set forth below.

    The following table presents the combined ratios for the reinsurance segment:

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
COMBINED RATIO                                                  1999       1998
--------------                                                --------   --------
                                                                  (UNAUDITED)
Loss and loss expense ratio.................................    58.6%      66.5%
Underwriting expense ratio..................................    33.3%      35.7%
                                                                ----      -----
Combined ratio..............................................    91.9%     102.2%
                                                                ====      =====

    The decrease in the loss ratio reflects less catastrophe experience during the quarter compared to 1998. During 1998 the Company was affected by Hurricane Georges and the Swiss Air disaster. The nature of property catastrophe loss experience is generally characterized as low frequency high severity in nature and may result in volatility in the Company's financial results in any given quarter.

    The decrease in the expense ratio is a result of increased net premiums earned while maintaining operating expenses at comparable levels to 1998.

LLOYD'S SYNDICATES

    The Lloyd's operations comprise The Brockbank Group plc ("Brockbank") and Denham Syndicate Management Limited ("Denham"). Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These syndicates write property, marine and energy, aviation and satellite, professional indemnity, motor and other specialty lines of mainly insurance, but also reinsurance. Denham provides similar services to one corporate syndicate whose capital is provided by the Company. It specializes in liability coverages. The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                                     FOR THE THREE
                                                     MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  -------------------
UNDERWRITING PROFIT                                 1999       1998     % CHANGE
-------------------                               --------   --------   --------
                                                      (UNAUDITED)
Net premiums earned.............................  $95,085    $70,540      34.8%
Fee and other income............................    6,669      6,542       1.9%
Net losses and loss expenses....................   72,601     51,927      39.8%
Acquisition costs...............................   20,726     13,177      57.3%
Operating expenses..............................    8,207      9,408     (12.8%)
                                                  -------    -------
Net underwriting profit.........................  $   220    $ 2,570     (91.4%)
                                                  =======    =======

    Net premiums earned reflect the growth in business written by Denham in the 1999 quarter over 1998 of approximately $8 million. In addition, the Company's capital participation in syndicates managed by Brockbank increased from 38% to 43% for the 1999 underwriting year. Offsetting some of this revenue increase, additional reinsurance was purchased in September 1999 to take advantage of lower costs. The increase in capital participation reflects a reduction in third party business on which fee and other income is generated.

    The decrease in this segments's underwriting profit is reflected in its underwriting ratios set forth below:

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
COMBINED RATIO                                                  1999       1998
--------------                                                --------   --------
                                                                  (UNAUDITED)
Loss and loss expense ratio.................................    76.4%      73.6%
Underwriting expense ratio..................................    30.4%      32.0%
                                                               -----      -----
Combined ratio..............................................   106.8%     105.6%
                                                               =====      =====

    The increase in the loss ratio is in line with the results of the Lloyd's marketplace where underwriting results are generally worse in 1999 over 1998. The reduction of operating expenses is due to certain expenses being reclassified and deferred over the life of the premiums being earned.

    In the third quarter of 1999, Brockbank entered into agreements to sell its two motor insurance businesses, Admiral Insurance Services Limited and Zenith Insurance Policies at Lloyd's. The sales are subject to certain conditions. Upon the completion of the sales, the Company expects there to be decreases in premiums, fee income and certain costs. The Company does not expect the overall profitability of its Lloyd's operations to be materially affected by such sales.

FINANCIAL SERVICES

    Financial services and activities are written by XL Capital Products Ltd and include financial guaranty insurance and reinsurance, and certain transactions which are primarily financial in nature which may be accounted for on a deposit basis. Specifically, this business includes financial guaranty insurance and reinsurance in respect of asset-backed, future flow and municipal obligations. The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                                          FOR THE THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
UNDERWRITING PROFIT                                        1999           1998
-------------------                                      --------       --------
                                                               (UNAUDITED)
Net premiums earned....................................  $ 2,943        $    --
Fee and other income...................................   14,545             --
Net losses and loss expenses...........................      829             --
Operating expenses.....................................    2,782             --
                                                         -------        -------
Underwriting profit....................................  $13,877             --
                                                         =======        =======

    The Financial Services segment commenced operations late in 1998. Financial guaranty premiums are earned over the life of the exposure and certain insurance transactions which receive installment premiums are not recognized as premiums written until the premiums are due.

    From time to time the company will assist in structuring transactions that will result in fee income. These transactions tend to be irregular in nature. Such transactions require an investment of company resources which are included in operating expenses. During the quarter the Company wrote a significant loss portfolio transfer contract (which was accounted for on a deposit basis). The Company received a fee of approximately $10 million on this transaction.

    The following table presents the combined ratios for the Financial Services segment:

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------
COMBINED RATIO                                                 1999           1998
--------------                                               --------       --------
                                                                   (UNAUDITED)
Loss and loss expense ratio................................    28.2%            --
Underwriting expense ratio.................................    94.5%            --
                                                              -----          -----
Combined ratio.............................................   122.7%            --
                                                              =====          =====

    This segment generally writes business to an expected loss ratio of between 25% to 30%. The high expense ratio is a result of the start up nature of this segment with the Company having hired a number of highly experienced professionals.

CORPORATE

INVESTMENT OPERATIONS

    The following table illustrates the change in investment income and realized losses and gains for the quarters ended September 30, 1999 and 1998 (U.S. dollars in thousands):

                                            FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            ---------------------------
                                                1999           1998       % CHANGE
                                            ------------   ------------   --------
                                                    (UNAUDITED)
Net investment income.....................    $130,560       $111,320      17.3%
Net realized (losses) gains...............    $(12,671)      $ 28,476        N/M

    The increase in net investment income in the third quarter of 1999 over the 1998 third quarter is due to a number of factors. The average asset base increased primarily due to the merger with Mid Ocean and the Company's positive operational cash flow. However, the merger with Mid Ocean occurred in early August 1998 resulting in only two months of investment income in 1998 compared to a full quarter in 1999. In addition, the average yield on the portfolio was higher in 1999. The portfolio duration has extended slightly to 5.6 years. The Company also held a greater proportion of fixed income securities in the 1999 quarter compared to 1998 which held a higher proportion of equity securities.

    The Company's investment managers sold fixed income investments during the 1999 quarter to take advantage of higher yields which resulted in realized losses.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the quarters ended September 30, 1999 and 1998 (U.S. dollars in thousands):

                                            FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            ---------------------------
                                                1999           1998       % CHANGE
                                            ------------   ------------   --------
                                                    (UNAUDITED)
Equity in net earnings of affiliates......     $15,372        $17,451      (11.9%)
Amortization of intangible assets.........      13,864          6,128      126.2%
Operating expenses........................       8,321          2,141         N/M
Interest expense..........................      15,414          8,720       76.8%
Minority interest.........................         320           (122)        N/M
Income taxes..............................       1,705          8,733       80.5%

    The equity in net earnings of affiliates in the third quarter of 1999 primarily relates to the Company's investments in Risk Capital Holdings Inc., Financial Security Assurance International Ltd., Pareto Partners and other investment managers. During the comparable period in 1998, contributing affiliates included Risk Capital Holdings Inc., Pareto Partners and Mid Ocean Limited with the latter being the main contributor. One month of Mid Ocean Limited was included in the 1998 quarter.

    The increase in amortization of intangible assets reflects a full quarter charge relating to the goodwill on acquisition of Mid Ocean Limited compared to only two months in 1998. In addition, there is additional goodwill from recent U.S. acquisitions including, ECS, Inc. and Intercargo Corporation

    The change in operating expenses, excluding one time charges, is a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

    Interest expense reflects the additional indebtedness carried by the Company in 1999 compared to 1998. The addition of the debt used to finance the Mid Ocean merger was outstanding from the first week of August only. In addition during 1999 the Company partially financed the acquisition of Intercargo Corporation and ECS, Inc.

    The decrease in income taxes relates primarily to lower income earned by certain subsidiaries of the Company during 1999.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    The following table presents an analysis of the Company's net income for the nine months ended September 30, 1999 and 1998 reflecting the effect of realized investment gains and merger related costs on net income (U.S. Dollars in thousands):

                                             FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -------------------------
                                                1999          1998       % CHANGE
                                             -----------   -----------   --------
                                                    (UNAUDITED)
Net operating income (excluding net
  realized gains on investments and one
  time merger related adjustments).........   $440,204      $353,382       24.6%
Net realized gains on investments, after
  tax......................................     71,448       156,071         N/M
Increase to loss reserves, after tax for
  NAC
  Re (1)...................................    (61,750)           --         N/M
One time related merger charges, after tax
  (1)......................................    (39,981)      (17,460)        N/M
                                              --------      --------      ------
Net income.................................   $409,921      $491,993      (16.7%)
                                              ========      ========      ======
Earnings per share--basic..................   $   3.21      $   4.62
Earnings per share--fully diluted..........   $   3.14      $   4.45

    - N/M--Not Meaningful

------------------------

(1) NAC Re loss reserves were increased to align them with the Company's reserving methodologies and higher loss reserve factors. Other charges relate to a variety of legal, accounting, banking and similar fees associated with the various acquisitions, severance and relocation payments and systems alignment costs.

INSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                             FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -------------------------
UNDERWRITING PROFIT                             1999          1998       % CHANGE
-------------------                          -----------   -----------   --------
                                                    (UNAUDITED)
Net premiums earned........................   $352,026      $319,276       10.3%
Fee and other income.......................      7,587            --         N/M
Net losses and loss expenses...............    196,374       224,875      (12.7%)
Acquisition costs..........................     56,905        38,003       49.7%
Operating expenses.........................     48,985        33,063       48.2%
                                              --------      --------
Net underwriting profit....................   $ 57,349      $ 23,335      145.8%
                                              ========      ========

    The Insurance segment has experienced growth in net premiums earned mainly as a result of growth in the U.S. primary business and growth in the property and other liability lines. In addition, late in the second quarter the Company purchased Intercargo Insurance which contributed approximately $16 million in the third quarter of 1999. There is no comparative figure included in 1998.

    The growth was offset by decreases net premiums earned in the general liability book of business. While retentions of 82% are relatively consistent with the prior year, the level of new business is lower. In addition, the Company continues to write business at higher levels of attachment resulting in lower premiums. Average attachment levels have increased from approximately
$153 million for the nine months ended September 30, 1998 to $168 million for the nine months ended September 30, 1999.

    The increase in this segment's underwriting profit is reflected in its underwriting ratios set forth below:

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
COMBINED RATIO                                            1999          1998
--------------                                         -----------   -----------
                                                              (UNAUDITED)
Loss and loss expense ratio..........................     55.8%         70.4%
Underwriting expense ratio...........................     30.1%         22.3%
                                                          -----         -----
Combined ratio.......................................     85.9%         92.7%
                                                          =====         =====

    The decrease in the combined ratio is mainly due to a decrease in the loss and loss expense ratio. The Company's business mix has changed relative to the comparable period. The growth lines typically carry lower loss ratios but have higher costs associated with the origination of business. Specifically, Intercargo Insurance's core business, particularly customs bond and surety insurance has a relatively high expense ratio but tends to be a lower loss ratio business. The increase in the underwriting expense ratio is also a result of the Company's start up operations in the U.S.

REINSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                             FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -------------------------
UNDERWRITING PROFIT                             1999          1998       % CHANGE
-------------------                          -----------   -----------   --------
                                                    (UNAUDITED)
Net premiums earned........................   $653,254      $533,037      22.6%
Net losses and loss expenses...............    369,767       312,333      18.4%
Acquisition costs..........................    149,860       122,462      22.4%
Operating expenses.........................     69,460        58,956      17.8%
                                              --------      --------
Net underwriting profit....................   $ 64,167      $ 39,286      63.3%
                                              ========      ========

    The increase in net earned premiums is principally due to the acquisition of Mid Ocean in August 1998. As a result, the 1998 period only reflects two months of net earned premiums as compared to nine months in 1999. The increase in underwriting profit is due to a lower combined ratio over the comparable period which is set forth below.

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
COMBINED RATIO                                            1999          1998
--------------                                         -----------   -----------
                                                              (UNAUDITED)
Loss and loss expense ratio..........................     56.6%         58.6%
Underwriting expense ratio...........................     33.6%         34.0%
                                                          -----         -----
Combined ratio.......................................     90.2%         92.6%
                                                          =====         =====

    The loss and loss expense ratio decreased principally due to limited catastrophe experience in 1999 as compared to 1998. During 1998, the Company incurred losses relating to Hurricane Georges and Swiss Air. Underwriting expenses were comparable.

LLOYD'S SYNDICATES

    The following table summarizes the underwriting profit for this segment (U.S dollars in thousands):

                                             FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -------------------------
UNDERWRITING PROFIT                             1999          1998       % CHANGE
-------------------                          -----------   -----------   --------
                                                    (UNAUDITED)
Net premiums earned........................   $269,275       $70,540        N/M
Fee and other income.......................     20,495         6,542        N/M
Net losses and loss expenses...............    210,733        51,927        N/M
Acquisition costs..........................     61,989        13,177        N/M
Operating expenses.........................     25,847         9,408        N/M
                                              --------       -------
Underwriting (loss) profit.................   ($ 8,799)      $ 2,570        N/M
                                              ========       =======

    The significant change period over period reflects a full nine months of Brockbank's results during 1999 compared to only three months in 1998. Brockbank was acquired during 1998 as part of the merger with Mid Ocean Limited. In addition, Denham's underwriting activities were not significant in 1998.

    The decrease in this segment's underwriting profit is reflected in its underwriting ratios set forth below:

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
COMBINED RATIO                                            1999          1998
--------------                                         -----------   -----------
                                                              (UNAUDITED)
Loss and loss expense ratio..........................     78.3%         73.6%
Underwriting expense ratio...........................     32.6%         32.0%
                                                         ------        ------
Combined ratio.......................................    110.9%        105.6%
                                                         ======        ======

    The increase in the loss ratio is in line with the results of the Lloyd's marketplace results where underwriting are generally worse in 1999 over 1998. The expense ratio is comparable.

    For reasons already noted in the discussion of the quarterly results, the future results of this segment will change if and when the sale of Admiral Insurance Services Limited and Zenith Insurance Policies at Lloyd's occur.

FINANCIAL SERVICES

    The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
UNDERWRITING PROFIT                                       1999          1998
-------------------                                    -----------   -----------
                                                              (UNAUDITED)
Net premiums earned..................................    $15,313        $ --
Fee and other income.................................     15,139          --
Net losses and loss expenses.........................      3,761          --
Operating expenses...................................      8,910          --
                                                         -------        ----
Underwriting profit..................................    $17,781        $ --
                                                         =======        ====

    As noted in the discussion of the quarterly results, the Company commenced writing financial guaranty business during the latter part of 1998. Due to the immateriality of the business written during 1998, all such business was included in the results of the insurance segment.

    Financial guaranty premiums are earned over the life of the exposure and certain insurance transactions which receive installment premiums are not recognized as premiums written until the premiums are due. This industry also typically discloses the present value of unrecorded future installment premiums. This represents future premiums that will be received from transactions already closed and bound but not recognized under U.S. GAAP. For the Company, the year-to-date present value premiums written is approximately $70 million.

    From time to time the company will assist in structuring transactions that will result in fee income. These transactions tend to be irregular in nature. Such transactions require an investment of company resources which are included in operating expenses. During the third quarter, the Company wrote a significant loss portfolio transfer contract (which was accounted for on a deposit basis). The Company received a fee of approximately $10 million on this transaction.

    The following table presents the combined ratios for the Financial Services segment:

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
COMBINED RATIO                                            1999          1998
--------------                                         -----------   -----------
                                                              (UNAUDITED)
Loss and loss expense ratio..........................     24.5%           --
Underwriting expense ratio...........................     58.2%           --
                                                          -----         ----
Combined ratio.......................................     82.7%           --
                                                          =====         ====

    This segment generally writes business to an expected loss ratio of between 25% to 30%. The high expense ratio reflects the start up nature of this segment.

CORPORATE

    The following table illustrates the change in investment income and realized gains for the nine months ended September 30, 1999 and 1998 (U.S. dollars in thousands):

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                             (U.S. DOLLARS IN THOUSANDS)
                                             ---------------------------
INVESTMENT OPERATIONS                            1999           1998       % CHANGE
---------------------                        ------------   ------------   --------
                                                     (UNAUDITED)
Net investment income......................    $398,833       $291,426      36.9%
Net realized gains.........................    $ 72,389       $164,225        N/M

    The increase in net investment income in the first nine months of 1999 over the same period in 1998 is mainly due to an increased average asset base during 1999. As a result of the merger with Mid Ocean, only two months of their assets were included in 1998 compared to nine months in 1999. In addition, the average yield on the portfolio was higher due to increases in rates and a portfolio duration that has extended slightly to 5.6 years. The Company also held a greater proportion of fixed income securities in the 1999 period compared to 1998.

    The Company realized fewer gains in 1999, in part due to investment losses realized in the third qarter. (See previous discussion). During 1998 the Company realized significant gains due to the strength of the equity market at that time.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the nine months ended September 30, 1999 and 1998 (U.S. dollars in thousands):

                                                               FOR THE NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999          1998        % CHANGE
                                                              --------      --------      --------
                                                                   (UNAUDITED)
Equity in net earnings of affiliates........................  $ 24,707      $53,673        (54.0%)
Amortization of intangible assets...........................    37,049       12,685         192.%
Operating expenses..........................................    31,459       14,643          N/M
Interest expense............................................    35,220       23,333         50.9%
Minority interest...........................................      (220)       1,168          N/M
Income tax (benefit) expense................................   (27,274)      20,867          N/M

    The change in equity in net earnings of affiliates is primarily due to the Company's merger with Mid Ocean Limited. Prior to the merger, the Company maintained a 25% equity position in Mid Ocean Limited. As a result, the nine month period in 1998 included seven months of earnings from this affiliate with no equivalent in the comparable period in 1999. Earnings in 1999 primarily relate to the Company's investments in Risk Capital Holdings Inc., Financial Security Assurance International Ltd., Pareto Partners and other investment managers.

    The increase in amortization of intangible assets reflects a nine months charge relating to the goodwill on acquisition of Mid Ocean Limited compared to only two months in 1998. In addition, there is goodwill resulting from recent U.S. acquisitions including ECS, Inc. and Intercargo Corporation.

    The change in operating expenses, excluding one-time charges, is a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

    Interest expense reflects the additional indebtedness the Company carried through the period compared to 1998. This is mainly due to the increase in debt as a result of the Mid Ocean Limited merger, which was only outstanding from August 1998 compared to the full nine period in 1999.

    The decrease in income taxes relates to the increase to NAC Re loss reserves and merger related costs in June 1999 which resulted in the operations of NAC Re realizing a net loss.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company has assets which consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by applicable laws, rules and regulations of Bermuda, various states of the United States, the Republic of Ireland and the United Kingdom, including those promulgated by the Society of Lloyd's. No assurance, however, can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. the Company's consolidated shareholders' equity at September 30, 1999 was $5.4 billion, of which $3.0 billion was retained earnings.

    At September 30, 1999, total investments and cash net of unsettled investment trades were $8.3 billion, compared to $8.9 billion at December 31, 1998. During the quarter, the Company sold investments categorized as available for sale to fund its investments in Highfields Capital Management and MKP Capital Management. In addition, the Company purchased Intercargo Corporation on May 7, 1999 and ECS, Inc. on June 1, 1999. These transactions were financed in part through bank borrowings and internal funds.

    The Company's fixed income investments (including short-term investments and cash equivalents) at September 30, 1999 represented approximately 87% of invested assets and were managed by several outside investment management firms with different strategies. Approximately 84% of fixed income securities are of investment grade, with 57% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA -.

    The payable for investments purchased increased from $633.2 million at December 31, 1998 to $788.5 million as at September 30, 1999. This increase results from timing differences as investments are accounted for on a trade basis.

    In fiscal 1998 and in 1999 for the nine months through September 30, the net amount of losses due to claims activity paid by the Company was $731 million and $911.0 million respectively. This increase is primarily due to the acquisition of Mid Ocean Limited.

    The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are determined by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company's subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. The Company's reserving process includes a supplemental evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. The Company's claims and claim expense reserves for such exposures is less than 1% of the Company's total reserves.

    The Company has had several stock repurchase programs in the past as part of its capital management. On January 22, 1999, the Board of Directors discontinued the Company's existing program with $148.8 million remaining and replaced it with an authorization to repurchase $500 million. During the first six months of 1999, the Company purchased 1.2 million shares at a cost of $158.2 million. In June 1999, the Board of Directors rescinded the Company's share repurchase program.

    As of September 30, 1999, the Company had bank commitments totaling
$1.9 billion of which $411 million was outstanding. In addition, $429 million in collateralized letters of credit were outstanding, most of which are collateralized by the Company's investment portfolio, primarily supporting U.S. non-admitted business and the Company's Lloyd's capital requirements. The financing structure as of September 30, 1999 was as follows:

FACILITY                                                      COMMITMENT   IN USE / OUTSTANDING
--------                                                      ----------   --------------------
                                                                 (U.S. DOLLARS IN MILLIONS)
Debt:
Company Term Note...........................................    $ 11.0            $ 11.0
XL Insurance 364-day Revolver...............................     500.0               0.0
XL Insurance 5-year Revolver................................     250.0             212.0
Mid Ocean 5-year Revolver...................................     100.0              87.7
XL America, Inc. 364-day Revolver...........................     150.0               0.0
NAC Re 7.15% Notes due 2005.................................     100.0             100.0
                                                                ------            ------
                                                                $961.0            $410.7
                                                                ======            ======
Letters of Credit
XL Insurance................................................    $300.0            $166.0
XL Mid Ocean Reinsurance....................................     500.0             263.0
                                                                ------            ------
                                                                $800.0            $429.0
                                                                ======            ======

    In June 1996, the Company borrowed $11.0 million from a Bermudian bank to fund its investment in Pareto Partners, an investment management company. The maturity date is June 27, 2001. The weighted average interest rate on funds borrowed during the period was 5.63%.

    On July 10, 1999, the Company and its wholly owned subsidiaries, XL Insurance Ltd and XL Mid Ocean Reinsurance Ltd, obtained a $500.0 million, 364-day revolving credit facility which expires on June 21, 2000. The Company and its subsidiaries are named borrowers and guarantors under this facility. This facility replaces the two previous 364-day credit facilities that totaled $350.0 million. This facility is provided by a syndicate of banks for general corporate purposes, including working capital requirements, and as a liquidity support for the issuance of commercial paper if the Company establishes such a program. There are no borrowings under this facility.

    XL Insurance Ltd has a $250.0 million, 5-year revolving credit facility provided by a syndicate of banks that expires on June 5, 2002. XL Mid Ocean Reinsurance Ltd is also a named borrower under this facility which is guaranteed by XL Insurance Ltd. The outstanding balance of $ 212.0 million as at September 30, 1999 represents borrowing to fund the cash election option available to shareholders in connection with the Mid Ocean Limited merger and to partially fund the acquisition of ECS, Inc. The weighted average interest rate on funds borrowed during the period was 5.3%.

    Mid Ocean Limited has a $100.0 million, 5-year revolving credit facility provided by a syndicate of banks with a maturity date of September 2, 2002. The outstanding balance of $87.7 million as at September 30, 1999 represents borrowing to partially fund the acquisition of Intercargo Corporation on May 7, 1999. The weighted average interest rate on funds borrowed during the period was 6.34%.

    XL America Inc. has a $150.0 million 364-day secured commercial paper funding facility that is guaranteed by XL Insurance Ltd which expires on December 31, 1999. This facility has been used to partially fund the establishment of the Company's U.S. operations and in connection with U.S. capital activities with amounts up to the full balance being utilized at certain times. The facility was repaid on September 30, 1999. The weighted average interest rate on funds borrowed during the nine-month period was 5.41%.

    NAC Re Corp. 7.15% Senior Notes of $100 million maturing November 15, 2005 were inherited as part of the acquisition. These notes will remain outstanding under the NAC Re name.

    On July 10, 1999, the Company obtained a $300.0 million letter of credit facility provided by a syndicate of banks. This facility includes XL
Insurance Ltd, XL Mid Ocean Reinsurance Ltd, XL Europe Insurance and Brockbank plc as account parties and is guaranteed by the Company. This facility is secured against the Company's investment portfolio and is used to collateralize certain reinsured's technical reserves with the Company supporting U.S. non-admitted business. This facility replaces the previously noted
$500.0 million letter of credit facility. Letters of credit outstanding under this facility as at September 30, 1999 total approximately $166 million.

    On July 10, 1999, Mid Ocean Limited increased its letter of credit facility provided by a London bank from $325.0 million to $500.0 million. All other terms and conditions remain the same. This facility is secured against the Company's investment portfolio and is used to collateralize certain reinsured's technical reserves with the Company supporting U.S. non-admitted business and Lloyd's capital requirements. Letters of credit outstanding under this facility as at September 30, 1999 total approximately $263 million.

    During June, 1999, the Company completed its acquisition of ECS, Inc. which was financed in part through borrowings and internal funds. In addition, with its merger with NAC Re Corp., the Company inherited debt totaling approximately $247.0 million: (1) $100.0 million 7.15% senior notes maturing November 15, 2005 that will remain outstanding under the NAC Re Corp.name; (2) $114.0 million outstanding from a $200.0 million 364-day revolving credit facility provided by a syndicate of banks for general corporate purposes; and (3) $43.0 million outstanding from a $50.0 million 364-day revolving credit facility provided by a U.S. bank for general corporate purposes. The latter two were repaid by September 30, 1999.

    Following receipt of the necessary U.S. regulatory approvals on September 30, 1999, the Company restructured its U.S. operations for a number of business purposes, including repayment of selected U.S. debt. To effectively utilize excess surplus that resided in a variety of XL Insurance Ltd and NAC Re subsidiaries, NAC Re purchased a number of subsidiaries from XL America resulting in XL America having funds of $384 million available for use. These funds were used to: (1) repay the XL America $150.0 million 364-day secured commercial paper funding facility, (2) repay the NAC Re Corp $114.0 million outstanding from a $200.0 million 364-day revolving credit facility, (3) repay the NAC Re Corp $43.0 million outstanding from a $50.0 million 364-day revolving credit facility, and (4) fund the financing costs of the 7.15% Senior Notes outstanding on NAC Re's balance sheet and to be available for XL America's near-term cash flow requirements.

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

    The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by October 1999. Software and other systems vendors continue to make available new programs, upgrades and patches to address the results from final testing of their products. None of the vendors have, to date, indicated any serious difficulties or delays in becoming Y2K compliant. The Company estimates that through October 31, 1999 the remediation and validation efforts are almost complete, with the costs through such date aggregating to less than $10 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows.

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

    All insurance and reinsurance subsidiaries of the Company examine the potential exposure to Year 2000-related risks associated with the coverages that they provide. In some instances, Year 2000-related risks are expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In the third quarter of 1999, certain subsidiaries of the Company received notices of potential claims for Year 2000-related losses, including claims notices in respect of "sue and labor" clauses in property insurance policies. In view of the inherent uncertainties surrounding the likelihood that Year 2000-related risks will materialize and the extent to which such risks will result in insurance and reinsurance losses, it is not possible at this time to estimate the Company's potential exposure, if any, to claims associated with Year 2000-related coverage issues.

FINANCIAL RISK MANAGEMENT

    This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. See generally "--Cautionary Note Regarding Forward-Looking Statements". The methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses or lack of losses.

    The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. dollars and non-U.S. Currencies. Accordingly, earnings will be affected by, among other factors, changes in interest rates, equity prices and foreign currency exchange rates.

    FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its non-U.S. dollar fixed maturities and its non-U.S. dollar equity investments on an overlay basis. These contracts are not designed as specific hedges for financial reporting purposes, and therefore realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. The Company may also bear foreign exchange risk through insurance or other contracts as part of its ongoing business activities. The Company generally attempts to manage its exposures via currency overlay and other hedging practices. At September 30, 1999, total forward foreign exchange contracts with notional principal amounts totaling $384.1 million were outstanding. The fair value of these contracts as at September 30, 1999, was $372.6 million with unrealized losses of $11.5 million. Gains of $1.0 million were realized during the period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at September 30, 1999 would have resulted in approximately
$24.8 million in unrealized gains and $52.8 million in unrealized losses, respectively.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its non-U.S. dollar investments. These contracts are not designated as specific hedges for financial reporting purposes and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At September 30, 1999, the Company had $3.8 million of such contracts outstanding, and had recognized an immaterial amount of realized and unrealized losses for the nine-month period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at September 30, 1999, would have had no material effect on income.

    The Company attempts to hedge directly the foreign currency exposure of a portion of its non-U.S. dollar fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At September 30, 1999, the Company had, as hedges, foreign exchange contracts for the sale of $66.5 million of foreign currencies at fixed rates, primarily Euros (31% of net contract value), British Pounds (25%), New Zealand Dollars (20%) and Danish Kroner (10%). The market value of non-U.S. Dollar fixed maturities held by the Company as at September 30, 1999 was $66.7 million.

    Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at September 30, 1999, unrealized deferred losses amounted to $0.2 million, and were offset by corresponding decreases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at September 30, 1999, realized deferred losses amounted to $0.3 million.

    FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this portfolio. As at September 30, 1999, the portfolio held $108.9 million in exposure to S&P 500 Index futures, together with fixed maturities, short-term investments and cash amounting to $110.0 million. Based on this value, by definition a 10% increase or decrease in the price of these futures would have resulted in exposure of $119.5 million and $97.8 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the nine months ended September 30, 1999, net realized losses from index futures totaled
$2.6 million.

    Derivative investments are utilized within the portfolio on a selected basis. At September 30, 1999, bond and stock index futures outstanding were $127.3 million. All portfolio managers are prohibited by the Company's investment guidelines from leveraging their positions. A 10% appreciation or depreciation of these derivative instruments at September 30, 1999 would have resulted in unrealized gains and losses of $12.7 million, respectively.

CURRENT OUTLOOK

    The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong for at least the near term, exerting pressure on rates in general across many property and casualty product lines. Certain product lines are experiencing stabilization in rates. Although the Company believes opportunities will exist in 2000 for growth in selected product lines and in the financial services segment, no assurances can be made that growth will be sufficient to offset the competitive pressures affecting the Company's other product lines.

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

    Such statements include forward-looking statements both with respect to the Company and the insurance, reinsurance and financial services sectors in general (both as to underwriting and investment matters). Statements that are not historical facts or that include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", or similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

    All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include but are not limited to the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments or reduce fees earned by the Company's investment management affiliates; (v) changes in regulations or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance or retrocessional coverage;
(viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of Year 2000-related issues on the Company's technology systems and underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures; (xii) changes in rating agency policies or practices that may adversely affect the Company's claims paying ratings; (xiii) changes in accounting policies or practices; and (xiv) changes in general economic conditions, including inflation, foreign, exchange rates and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

    None

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    Exhibit 11--Statement regarding Computation Per Share Earnings.

REPORTS ON FORM 8-K

    Current Report on Form 8-K filed on September 8, 1999, under Item 8 thereof.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     XL CAPITAL LTD
                      --------------------------------------------
                                      (Registrant)

November 15, 1999                  /s/ BRIAN M. O'HARA
                      --------------------------------------------
                                     Brian M. O'Hara
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 15, 1999                 /s/ ROBERT R. LUSARDI
                      --------------------------------------------
                                    Robert R. Lusardi
                      EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                         OFFICER