Form 10-K
period 1998-12-31
XL CAPITAL LTD
filed 1999-11-29
CIK 875159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

    CUMBERLAND HOUSE, 1 VICTORIA STREET,
              HAMILTON, BERMUDA                                    HM 11
  (Address of principal executive offices)                      (Zip Code)

                                 (441) 292-8515
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          Class A Ordinary Shares,                     New York Stock Exchange, Inc.
          Par Value $0.01 per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on November 26, 1999 was approximately $6.7 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of November 26, 1999 there were outstanding 124,543,920 Class A Ordinary Shares, $0.01 par value per share, and 3,115,900 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS HELD ON APRIL 9, 1999 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                 XL CAPITAL LTD
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I
Item 1.   Business....................................................       1
Item 2.   Properties..................................................      19
Item 3.   Legal Proceedings...........................................      19
Item 4.   Submission of Matters to a Vote of Security Holders.........      19

                                     PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................      22
Item 6.   Selected Financial Data.....................................      24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      25
Item 8.   Financial Statements and Supplementary Data.................      36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      80

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........      80
Item 11.  Executive Compensation......................................      80
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      80
Item 13.  Certain Relationships and Related Transactions..............      80

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................      80

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A NON-EXCLUSIVE LIST OF THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS IS SET FORTH HEREIN UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

    On June 18, 1999, XL Capital Ltd ("XL" or the "Company") completed its merger with NAC Re Corp., a Delaware Corporation ("NAC Re"), in a stock merger. Shareholders of NAC Re received 0.915 Company share for each NAC Re share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction. NAC Re has reinsurance and insurance subsidiaries in the United States and the United Kingdom.

    The NAC Re merger was accounted for as a pooling of interests under U.S generally accepted accounting principles ("U.S GAAP"). Accordingly, all prior period information contained in this document includes the results of NAC Re as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30(th) to December 31(st) as a conforming pooling adjustment. Consolidated financial information presented herein is based upon the new fiscal year end.

HISTORY

    The Company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. As discussed below, the Company was formed as a result of the merger of EXEL Limited ("EXEL") and Mid Ocean Limited ("Mid Ocean" or "MOL") on August 7, 1998, and was renamed EXEL Limited on that date. EXEL and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing its name to XL Capital Ltd. The Company, through its subsidiaries, is a leading provider of insurance and reinsurance coverages and financial products to industrial, commercial, and professional service firms, insurance companies and other enterprises on a worldwide basis.

    NAC Re was organized in 1985 for the purpose of holding all the outstanding shares of NAC Reinsurance Corporation ("NAC"), a property and casualty reinsurance company. NAC is licensed to write reinsurance in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. NAC has a subsidiary, NAC Reinsurance International Limited ("NAC Re International"), based in London. NAC Re International has a branch in Sydney, Australia and a contact office in Madrid, Spain. NAC also owns Greenwich Insurance Company "Greenwich", a California domiciled insurance company licensed in all 50 states to write primary insurance and reinsurance, Indian Harbor Insurance Company ("Indian Harbor"), a North Dakota domiciled insurance company that writes primary business as a surplus lines carrier in selected states, and Denham Syndicate Management Limited ("Denham"), a Lloyd's Managing agency that manages Denham Syndicate 990.

    At a class meeting held on August 3, 1998, the shareholders of EXEL approved a Scheme of Arrangement (the "EXEL Arrangement") pursuant to section 85 of the Companies Law (1995 Revision) of the Cayman Islands under which EXEL became a wholly owned subsidiary of the Company. At separate class meetings held on the same date, the shareholders of Mid Ocean approved a similar Scheme of Arrangement (the "Mid Ocean Arrangement" and, together with the EXEL Arrangement, the "Arrangements") pursuant to section 85 of the Companies Law (1995 Revision) of the Cayman Islands under which Mid Ocean became a wholly owned subsidiary of the Company. On August 7, 1998, the Grand Court of the Cayman Islands approved the Arrangements. EXEL's primary operating subsidiaries prior to the Arrangements were XL Insurance Ltd ("XLI"), a Bermuda insurance company, XL Global Reinsurance Company, Ltd. ("XLGRe"), a Bermuda reinsurance company, and XL Europe Insurance ("XLE"), an Irish insurance company. The two main operating subsidiaries of Mid Ocean acquired through the merger were Mid Ocean Reinsurance Company Ltd and The Brockbank Group plc ("Brockbank").

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

    On December 2, 1998, the Company announced its intentions to further expand into the United States by signing a definitive agreement to acquire all of the outstanding shares of Intercargo Corporation ("Intercargo"). Intercargo, through its subsidiaries underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance. This transaction was completed in June 1999.

    In June 1998, the Company formed Reeve Court Insurance Ltd., an insurance company organized under the laws of Bermuda ("Reeve Court"), as a joint venture with that company's management for the purpose of providing life insurance to high net worth individuals.

    In March 1998, the Company purchased all of the outstanding shares of Folksamerica General Insurance Company ("Folksamerica"), a New York corporation. Upon completion of this transaction, the company was renamed X.L. Insurance Company of America, Inc. ("XLIA"). The Company's operations in the United States expanded with the incorporation of XL Risk Solutions, Inc., a Connecticut insurance company ("XLRS"), in October of 1998. Both entities are capitalized with $100 million.

    The Company acquired GCR Holdings Limited, a Cayman Islands company, in June 1997. The net assets of this company's wholly owned operating subsidiary, Global Capital Reinsurance Company Limited ("GCR") were combined with XL's reinsurance operations to form XLGRe. Subsequently, in August of 1998, XLGRe was amalgamated with Mid Ocean Reinsurance Company Ltd., a subsidiary of Mid Ocean, to form XL Mid Ocean Reinsurance Ltd ("XLMORe").

    In October 1997, the Company and another company formed Latin American Reinsurance Company, Ltd. ("LARe") under the laws of Bermuda. LARe was capitalized with $100 million, of which the Company and RCRe contributed approximately 75% and 25% respectively. LARe is a subsidiary of XLMORe.

    In 1996, the Company acquired approximately 28% of Pareto Partners ("Pareto"), a firm which specializes in foreign currency overlay management and related services. At December 31, 1998, Pareto had approximately $26 billion of assets under management. The Company works closely with Pareto to develop new products and ventures, including the F/XL(SM) foreign currency protection currency protection product offered by XLI.

    Unless the context otherwise requires, references herein to "XL" or "the Company" include subsidiaries of the Company, and references herein to "NAC Re" or "NAC" shall include their subsidiaries.

OPERATIONS

    The Company is organized into three operating segments--insurance, reinsurance and Lloyd's Syndicates--and a corporate segment, which includes the investment operations of the Company. The descriptions of policies and coverages which follow are summary in nature. The terms and conditions of individual policies or contracts govern, and nothing set forth herein constitutes an admission of coverage or other liability or an interpretation as to how any particular policy provision should be interpreted.

    INSURANCE OPERATIONS

    The Company, through its subsidiaries, provides both excess and primary insurance globally through the following subsidiaries: XLI, XLE, XLIA, XLRS, Greenwich and Indian Harbor.

    The Company, through XLI and XLE, provides third party general liability insurance, directors and officers liability insurance, professional liability insurance, employment practices liability insurance and integrated liability insurance, property insurance and other insurance covers (including political risk insurance and financial products). The liability insurance is written on an excess basis and the loss experience generally is characterized as low frequency and high severity. Property insurance is written on a pro rata as well as an excess basis. Policies written on a pro rata basis can have losses attaching at lower levels resulting in loss experiences that can be higher frequency and lower severity. The Company generally requires that disputes arising under such policies be settled by arbitration in London.

    General liability policies cover occurrences causing unexpected and unintended personal injury or property damage (as well as advertising liability) to third parties arising from events or conditions which commence at or subsequent to an inception date (or retroactive date, if applicable, but not prior to January 1, 1986) and prior to the expiration of the policy, provided proper notice is given during the term of the policy or the discovery period. Coverage is provided on an occurrence-reported policy form up to a maximum of $200 million per occurrence with an annual aggregate in excess of a minimum attachment point of $15 million per occurrence.

    Directors and officers coverage is written on a claims-made basis providing up to a maximum of $25 million in excess of $20 million for United States risks and up to $50 million for individual director indemnification and excluding corporate reimbursement in excess of $20 million, or $15 million in excess of $15 million for non-United States risks, or a limit of $25 million in excess of not less than $25 million. A policy generally adopts the terms, conditions and exclusions in the primary or other underlying policy.

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

    Employment practices liability risks are written on a claims-made and reported policy. The policy is written on an annual basis and covers claims brought by an employee against an insured for certain covered employment practices.

    The Company, through a coordinated initiative with subsidiaries of CIGNA Corporation ("CIGNA"), offers multi-year, combined line coverages for traditional casualty coverages, including general, directors and officers and professional liability, and property coverage plus blended finite coverage for risks which traditionally have had difficulty placing cover. The target market is large and medium size companies that are trying to simplify and streamline the risk transfer process. CIGNA provides services and fronting policies to meet U.S. regulatory requirements and provides an excess policy for the balance of capacity and coverages required. Available capacity by line of coverage is $60 million to $200 million depending upon the lines selected. Attachment levels may in certain situations be provided below levels that the Company normally requires, subject to the underwriting requirements. The programs are typically custom designed to meet specific needs with each customer.

    The Company's insurance operations underwrite property risks primarily on an excess of loss occurrence and pro rata form (except earthquake and flood when provided) utilizing engineering reports, statement of values, prior loss history, annual report and other publicly available information. Earthquake and flood coverage are written on an excess of loss attachment basis which may be eroded in a given policy year by accumulated losses from separate occurrences as customary in the industry. When written as such, earthquake and flood insurance have annual aggregate limits. All classes of business are considered. The minimum attachment points are generally $25 million for industrial and commercial accounts and $100 million for oil and petrochemical accounts. Industrial and commercial accounts will also be written on a pro rata basis with attachments as low as $1 million.

    The Company writes primary program insurance in the United States through Greenwich and Indian Harbor. The principal lines of primary business written include certain specialty classes such as auto warranty business. The business is written principally through managing general agents and general agents. The Company evaluates each business relationship based upon the underwriting experience and operational expertise of each distribution channel selected, and performs an analysis to evaluate financial security. The Company periodically performs underwriting, claims and operational audits of each pool and agency relationship.

    Insurance is also provided to cover political risk and financial risk. Political risk insurance coverage, including expropriation, currency inconvertibility and certain other types of political risk associated with cross-border investment, is provided through the Company's 40.5% interest in Sovereign Risk Insurance Ltd. ("Sovereign"), a Bermuda based managing general agency. Policies written by Sovereign are subscribed 50% by each of XL and Sovereign's other insurance company shareholder and RCRe participating in up to 10% of each risk written on a quota share reinsurance basis. Sovereign's per-country aggregate limit is $100 million, except with respect to Argentina, Brazil, China and Indonesia which have an aggregate limit of $250 million each, and its per risk limit is $50 million.

    The Company, through XLI, also offers insurance and reinsurance solutions for certain types of financial risks. XLI sells customized basket, and in certain circumstances, single-currency options for the purpose of mitigating exposures which corporate and financial institution customers have to selected major currencies. XLI engages Pareto as an advisor to assist in the evaluation of particular foreign currency protection contracts and to manage risks associated with such transactions. Options have a duration of up to one year. Unrealized gains and losses are marked-to-market on a periodic basis and reflected quarterly in the Company's consolidated statements of income. At fiscal year-end 1998, XLI had written options having an aggregate nominal value of $200 million, with no single option accounting for more than $100 million. Using its proprietary foreign currency overlay management technology, Pareto attempts to manage XLI's risk of loss so that it will generally not exceed 3% of the nominal amount of each option under the vast majority of possible scenarios. Gains from Pareto's management activities are also possible. Although XLI believes that Pareto will generally manage at or above the 3% loss floor and may produce gains on some contracts, actual losses and gains may be greater or less, respectively, than anticipated due to a variety of factors, including, without limitation, flaws in Pareto's highly quantitative, model-driven technology, the inability to execute hedging and other transactions called for by Pareto's technology in a timely or cost efficient manner, especially in periods of significant market volatility or illiquidity, and to uncertainties surrounding the application of Pareto's technology, which is predicted on a basket option approach, to a single-currency or other non-basket option types of transactions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements" for a list of factors which could cause actual results to differ materially from those contained in any forward-looking statement.

    XLI and XLFA provide financial guaranty insurance and reinsurance in respect of asset-backed, future flow and municipal obligations. Financial guaranty policies generally cover non-payment of principal and interest when due. Particular types of transactions which XLI and XLFA have underwritten or considered underwriting include financial guaranty insurance and reinsurance in respect of bonds issued by public utilities, collateralized bond and collateralized loan obligations, mortgage-backed securities, certain low income housing tax credits, prime and sub-prime automobile loans, credit default swaps, project finance-related obligations and other types of structured insurance and reinsurance risks, including residual value insurance for certain asset classes. The underlying risks guaranteed include both OECD (Organization for Economic Cooperation and Development) and emerging market issuers and assets. Guarantees provided by XLI and XLFA relate generally, but not exclusively, to investment grade obligations. Gross and net retentions in respect of financial guaranty and related risks are determined by XLI and XLFA on a case-by-case basis in light of the particular credit, actuarial, structuring and other risks associated with each transaction. Exposure to a financial guaranty or related risk can exceed $100 million. XLI and XLFA also may provide financial guaranty "fronting" services in return for fees and other revenues on behalf of insurers or reinsurers whose claims paying ratings are below their own. The fronting party is generally required to pay the full amount of any claim even if it cannot recover all or part of the balance due from an insurer or reinsurer for which the service was provided.

    REINSURANCE OPERATIONS

    The Company, through NAC and XLMORe, provides a broad range of reinsurance products on a global basis. Business is written on both a proportional and excess of loss basis.

    XLMORe's business is primarily short-tail in nature and includes property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other reinsurance to insurers on a worldwide basis. A significant portion of XLMORe's business underwritten consists of large aggregate exposures to man-made and natural disasters and generally loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's financial results. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

    NAC is principally engaged in providing treaty and facultative reinsurance to primary insurers of casualty risks (principally general liability, professional liability, automobile and workers' compensation) and commercial and personal property risks and specialty risks (including fidelity/surety and ocean marine). A significant portion of NAC's business in 1998 was written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. The balance of NAC's business is written on a pro rata basis under which NAC assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class.

    The Company's property catastrophe reinsurance account is generally "all risk" in nature. It is therefore exposed to losses from sources as diverse as windstorms, earthquakes, freezes, riots, floods, industrial explosions, fires or any number of other potential disasters. In accordance with market practice, the Company's policies generally exclude certain risks such as war, nuclear contamination or radiation. The Company's predominant exposure under such coverage is to property damage. However, other risks, including business interruption, death and injury under workers compensation policies and other non-property losses may also be covered under a property reinsurance contract when arising from a covered peril. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered peril exceed the attachment point specified in the policy. Some of the Company's property catastrophe contracts limit coverage to one occurrence in any one policy year, but most contracts generally provide for one reinstatement.

    The company also writes property risk excess of loss reinsurance. Risk excess of loss reinsurance responds to a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as does catastrophe reinsurance. The risk excess of loss policy protects the reinsured from losses in excess of its retention level on a single risk. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. Risk excess contracts are generally "all risk" in nature, as previously described.

    The Company's property pro rata account includes proportional reinsurance of direct written property insurance. The Company considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, the Company assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the Company, and the ceding insurer may also be entitled to receive a profit commission based upon the ratio of losses, loss adjustment expense and the Company's expenses to premium ceded. The Company is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, the Company may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by the Company on a proportional basis.

    The aviation portfolio comprises both direct insurance and reinsurance, on both a proportional and excess of loss basis. The exposures are mainly derived through proportional relationships on defined segments of account following market leaders in the field. Due to the highly technical nature of the satellite business, the exposures retained by XLMORe under this portfolio are acquired mostly through proportional reinsurances of specialist underwriters.

    The Company provides multi-line reinsurance to the Latin American market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance.

    Other reinsurance written by the Company includes political risk, nuclear accident and professional indemnity.

    LLOYD'S OPERATIONS

    The Company's Lloyd's operations are conducted by Brockbank and Denham. Brockbank is a Lloyd's managing general agency, which manages five syndicates, two of which are dedicated corporate syndicates whose capital is provided solely by the Company. These corporate syndicates (syndicates 1209 and 2253) write property, marine and energy, aviation and satellite, motor, professional indemnity and other specialty lines, primarily of insurance but also reinsurance, in parallel with the other syndicates (syndicates 588, 861 and 253) managed by Brockbank. Denham is a Lloyd's managing agency which manages one Lloyd's syndicate, which is a dedicated corporate syndicate whose capital is provided solely by the Company and which writes casualty and non-marine physical damage insurance. As managing agencies, Brockbank and Denham receive fees and commissions in respect of the underwriting services they provide to syndicates.

    Corporate syndicate 1209 writes a wide range of classes across the property, casualty and marine, aviation and transport sectors to a globally diverse group of clients. Coverages range from global "all risks" programs for multinationals to tailored facilities for agents with small and medium sized businesses, with particular emphasis on North America and Europe. The syndicate's specie account includes fine art, cash in transit, financial institutions and jewelry. The syndicate's accident & health account is worldwide and comprises direct personal accident insurance, personal accident reinsurance, medical expenses and kidnap and ransom. The professional indemnity account includes E&O, D&O and fidelity, with particular emphasis in the service sectors (financial institutions, lawyers, information technology, architects and engineers) in North America. The syndicate offers extended warranty on all forms of electrical and mechanical equipment, plant and motor vehicles, as well as the full range of the traditional engineering covers. The bloodstock account covers high value thoroughbred horses across the world, with a particularly strong presence in the United Kingdom, Ireland, United States, Japan and Australasia. Cover is also provided for pets, fish farms and exotic animals.

    Through the marine, hull and machinery account, syndicate 1209 has a significant involvement with many of the word's largest fleets. The syndicate's energy account comprises cover for all elements of the worldwide hydrocarbon industry. The main focus has been on the established production areas, but opportunities in developing markets are actively pursued. The syndicate writes a space account and is involved at every stage of major space launches and associated pre-launch operations. The marine liability account embraces all the major types of cover available, including pollution insurance, financiers' exposures and certificates of financial responsibility reinsurance, as well as the more traditional wet liability cover, such as charterers' liabilities. The syndicate writes a broad international cargo account, specializing in the technology sector and in large plant and project equipment. The syndicate also writes war and political risk cover for ships and aircraft, and also covers most political risks, including expropriation, confiscation, terrorism and trade disruption.

    Syndicate 1209's treaty reinsurance account provides high excess or catastrophe coverage predominantly for direct insurers. This account is diverse and consists of protections for companies ranging from large worldwide multi-line insurers to the small domestic industrial mutual insurers. Excess of loss coverage is provided for most lines of insurance.

    Syndicate 2253 writes an account of direct and broker based motor insurance in the United Kingdom, an account which is also written by syndicate 1209. Brockbank provides motor insurance in the United Kingdom through two distribution channels: Admiral Insurance Services Limited ("Admiral"), a direct response motor operation, and Zenith Insurance Policies ("Zenith"), which offers motor insurance through a network of retail brokers. Admiral concentrates on the private car market. Zenith operates across a broader range of market segments, covering areas such as taxis, motorcycles, agricultural vehicles and commercial fleets, as well as private cars.

    In the fourth quarter of 1999, Brockbank sold its two motor insurance businesses, Admiral and Zenith. The Company expects there to be decreases in premiums, fee income and certain costs. The Company does not expect the overall profitability of its Lloyd's operations to be materially affected by such sales.

REINSURANCE CEDED

    In many cases, the risks assumed by the Company are reinsured with other reinsurers. The benefits of ceding risks to other reinsurers reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the reinsured from its liabilities in respect of the risk being reinsured. The following is a discussion of the types of reinsurance ceded by the Company.

    INSURANCE OPERATIONS

    Effective December 1, 1996, XLI and XLE entered into a quota share reinsurance policy with five U.S. reinsurers and one non-U.S. reinsurer covering general liability risks only. Effective fiscal 1998, three additional U.S. reinsurers were added to this program, of which one is Risk Capital Reinsurance Company ("RCRe"), a Nebraska corporation in which the Company has an indirect 28% ownership interest. Under the terms of the policy, XLI cedes 20% of risks with total limits up to $100 million and 25% of risks with total limits in excess of $100 million up to $150 million. Effective December 1, 1998, 20% of all general liability business is ceded up to a limit of $150 million. The maximum amount recoverable from the reinsurers will be the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded. No single reinsurer participates in excess of 20% of the quota share. With the exception of RCRe, all of the reinsurers are rated, of which the lowest as rated by Standard & Poor's Corporation ("S&P") is BBB. The most significant reinsurers on this program are Fireman's Fund, Hannover Re and Hartford Re. These companies are rated A, AA+ and AA+ by S&P, respectively, with participations of 16.0%, 18.67% and 16.0%, respectively, on a reinsurance balance receivable of $176.9 million.

    Effective September 1, 1997, XLI and XLE entered into an excess of loss casualty catastrophe contract covering all general liability risks. Under the terms of this policy, XLI and XLE are reinsured for $80 million ultimate net loss each occurrence excess of a per occurrence retention, subject to an annual aggregate retention. The maximum amount recoverable from the reinsurers will be an annual aggregate of $250 million. This policy was extended to November 30, 1998 and renewed December 1, 1998, with 97.75% of this reinsurance being placed with seventeen reinsurers, all of which are rated. With the exception of two reinsurers, the lowest as rated by S&P is A-. The other two reinsurers are rated BBB and BB by S&P, representing a participation of less than 4% on this program.

    Property quota share reinsurance of 25% (subject to catastrophe occurrence limit restrictions) of XLI's property policy limit is purchased from two Bermuda-based property reinsurers, four U.S. reinsurers and one non-U.S. reinsurer. All property reinsurers are rated with a minimum S&P rating of A-.

    XLI reinsures one third of the first $75 million in limits of employment practices liability to an U.S. insurer and the remaining excess layer of $25 million to a Bermuda-based insurer.

    A quota share arrangement exists between XLI and CIGNA based on pre-agreed percentages by line of coverage for blended covers written through XL Risk Solutions and CIGNA Risk Solutions. These percentages vary from 12.5% to 90%, but do not exceed XL's normal capacity on individual lines of cover. XLI may underwrite an account 100% without CIGNA participation.

    REINSURANCE OPERATIONS

    Traditionally, XLMORe has purchased limited retrocession reinsurance. In August 1998, XLMORe successfully placed $200 million of retrocessional property catastrophe cover in a combination reinsurance and capital market swap transaction. The transaction was offered in two tranches and covered the upper layers, with a remote possibility of attachment, of XLMORe's hurricane and earthquake exposure in the United States and its territories and possessions in the Caribbean. The risk securitization structure is unique in that it provides retrocessional cover in financial swap form, with claim recovery triggered by catastrophe losses actually incurred by XLMORe rather than by a catastrophe index or industry size event. For the years ended October 31, 1997 and 1996, XLMORe participated in limited retrocessions. Initially, the majority of such retrocessions originated from common account reinsurance on assumed business.

    NAC's 1998 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is summarized below:

        PROPERTY--Property business is protected by two sets of retrocessional agreements. The first set of agreements provides protection for a total of $97 million in excess of an initial retention of $5 million for loss events within the United States and Canada. NAC's retention gradually increases up to an additional $3 million should gross losses exceed $60 million. The second set of agreements provides protection for loss events that occur outside of United States and Canada for 100% of $65 million in excess of an initial retention of $5 million. Both sets of agreements are on a first and second event basis.

        WORKERS' COMPENSATION--100% of $195 million in excess of a $5 million retention for any one occurrence.

        CASUALTY CONTINGENCY COVER--100% of $25 million in excess of $5 million for any one occurrence.

    In addition to the above reinsurance protections, NAC has coverage in the event the accident year claims and claims expense ratio exceeds a predetermined amount.

    NAC's 1997 reinsurance program is substantially similar to the 1998 program, with the exception that property business is protected by a series of retrocessional agreements which provide protection for 100% of $115 million in excess of $5 million on a first and second event. Within NAC's $115 million of catastrophe protection, $25 million of protection in excess of the first
$55 million of protection is available only if industry-wide claims exceed certain minimum levels.

    Further, in recognition of NAC's surplus position and financial capacity, and the continued positive contribution of business written since 1986, NAC terminated two retrocessional programs effective January 1, 1997. NAC received total consideration of approximately $225 million representing reinsurance recoverable balances for unpaid claims and claims expenses of approximately the same amount. The termination of these programs has resulted in an increase in net retention levels for the years 1996 and prior. Particularly as the casualty book of business matures, the increase in net retentions for these years may result in increased volatility in future years to the extent the actual frequency and severity of claims differs from management's current estimates. The Company believes its exposure to such volatility is within acceptable levels.

    LLOYD'S OPERATIONS

    Brockbank, as part of its business strategy, has historically purchased a significant amount of reinsurance for its syndicates, including the corporate syndicates. Corporate syndicate 1209 benefits from the same reinsurance programs as its parallel syndicates 861 and 588. Reinsurance is purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates aggregate exposure and potential loss scenarios.

    Corporate syndicate 2253 benefits from the same reinsurance programs as its parallel syndicate 253. Reinsurance is purchased on a quota share and excess of loss basis.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on the Company's premium revenues.

COMPETITION

    The worldwide property and casualty insurance and reinsurance industry is highly competitive. The markets for the Company's insurance and reinsurance products are characterized by strong, and at times intense price competition driven largely by the substantial amount of excess capacity currently present in the industry. The Company believes that such competitive forces will be present in the industry over the short to medium term.

    Whereas only a small number of insurers used to compete with the Company's property and casualty lines of business at the attachments and limits offered by it, the Company currently estimates there to be at least 12 competitors worldwide with respect to such business. Similarly, the Company believes there to be a large number of reinsurers which compete with its reinsurance subsidiaries. Many of the Company's competitors possess significantly greater financial and other resources than the Company. The Lloyd's market is also characterized by a significant number of competitors. The Company generally competes on the basis of financial strength, coverage terms, claims paying rating and reputation, price, and customer service.

    See Industry Overview included in the "Management's Discussion of Financial Condition and Results of Operations" for a discussion of current market conditions.

UNDERWRITING AND MARKETING

    UNDERWRITING

    XLI and XLE write liability and property coverage for a wide array of industry groups, including chemical, industrial, pharmaceutical, property owners, landlords and tenants, utilities, auto, consumer, rail, oil and construction with respect to third-party general liability and first-party property; industrial/ manufacturing, utilities, chemical/pharmaceutical and financial institutions with respect to directors and officers liability; and lawyers, insurance brokers and insurance companies for professional liability. Although rates are influenced by a number of factors, including competition, the Company's rating methodology seeks to set rates individually for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgment of the underwriters and insurance market conditions. Underwriters separately evaluate each industry category (and sub-groups within each category) and premiums are set and adjusted for an insured based in large part on the industry group in which the insured is placed and the insured's risk relative to the other risks in the insured's industry group. Each industry group is reviewed annually to take into account outstanding case losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as within the group.

    XLMORe employs an analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital it anticipates placing at risk. For its property catastrophe reinsurance business, XLMORe has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any geographic zone. XLMORe believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of XLMORe's zones are subject to periodic review and change. XLMORe also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. XLMORe seeks to limit its aggregate exposure in the retrocessional and pro rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

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

    Underwriting opportunities presented to NAC are evaluated based upon a number of factors, including the type and layer of risk to be assumed, actuarial evaluation of premium adequacy, the primary insurer's underwriting and claims experience, the primary insurer's financial condition and claims paying rating, NAC's exposure and experience with the primary insurer and the line of business to be underwritten. NAC will also perform on-site underwriting reviews of the primary insurers where deemed necessary to determine the quality of a current or prospective client's underwriting operation.

    At Brockbank, the daily acceptance of risk is performed by the active underwriter, the class underwriters and senior underwriting assistants. Underwriting authority limits are agreed between the active underwriter, the class underwriter and the managing agency's board of directors. Underwriters may delegate underwriting authority on a contractual basis to individuals who are approved and monitored by Brockbank and (with the exception of U.K. binding authority holders) tribunalized by Lloyd's. Brockbank syndicates also participate on market facilities where underwriting authority is delegated to the lead insurer.

    As part of the underwriting process, all of the Company's insurance and reinsurance underwriting operations, including Lloyd's, evaluate potential exposures to claims, losses and defense costs associated with Year 2000-related issues. Such claims, losses and costs, to the extent that they materialize, could have a material adverse affect on the Company's results of operations and financial condition. For more information concerning the impact of Year 2000 issues on underwriting results, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Year 2000 Considerations" and "--Cautionary Note Regarding Forward-Looking Statements"

    MARKETING

    Clients are referred to the Company's subsidiaries through a large number of insurance brokers who receive from the insured or ceding company a brokerage commission equal to a percentage of gross premiums. In general, subsidiaries of the Company are not committed to accept business from any particular broker, and brokers do not have the authority to bind any subsidiary of the Company, except in the case of Brockbank, where underwriting authority may be delegated to selected administrators. These administrators are subject to a financial and operational review prior to any delegation of authority. Brockbank also carries out ongoing reviews as necessary.

    During 1998, 1997 and 1996, approximately 34%, 35% and 34% of the Company's consolidated gross written premiums were generated from or placed by Marsh McLennan Companies and its subsidiaries. During 1998, 1997 and 1996, approximately 19%, 18% and 21% of the Company's consolidated gross written premiums were generated from or placed by AON corporation and its subsidiaries. Concentration in the insurance and reinsurance brokerage industry could have a material adverse effect on the Company's business and results of operations in the future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements." No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 1998.

UNPAID LOSSES AND LOSS EXPENSES

    Loss reserves are established due to the significant periods of time that may lapse between the occurrence of an insured loss, the reporting of the loss to the Company's operating subsidiaries and the payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have been reported to the Company. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company's subsidiaries.

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

    Most of the Company's incurred but not reported ("IBNR") loss reserves are derived from casualty business written by its insurance subsidiaries. Casualty business generally has a longer tail than the

Company's other lines of business. IBNR is calculated in two steps. First, case reserve development is calculated with the use of the loss development factor ("LDF") method. Second, "pure" IBNR is estimated with a frequency and severity approach. Since coverage is usually triggered when a notice is submitted by the insured, "pure" IBNR losses exist only when claims with a loss notice develop into the relevant layers of coverage. The method calculates the ultimate number of claims (i.e., frequency) via the Bornhuetter-Ferguson technique. The severity component (average claim size) is developed via a single parameter, pareto loss distribution, adjusted for average attachment points and limits. The Company believes the methods presently adopted provide a reasonably objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes. However, such actuarially sound methods coupled with the nature of the risks underwritten, can lead to subsequent adjustments to reserves that are both significant and irregular.

    Several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other insurance operations. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies and the expectation that losses in excess of the attachment level of the Company's policies generally will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

    Claims relating to property catastrophe and property risk excess treaties will generally become known and ascertainable within approximately 18 to 24 months from the date of occurrence giving rise to a claim. Claims under a significant number of Lloyd's syndicate policies, with the exception of motor, will generally become known and ascertainable with 36 months of the date of the occurrence giving rise to the claim. Motor claims not involving personal injury will generally be known and paid within 12 months of the occurrence giving rise to the claim. Conversely, claims on the insurance operations develop on average 5 to 8 years from the date of occurrence giving rise to the claim.

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

    The table below represents the development of GAAP balance sheet unpaid loss and loss expense reserves for 1988 through 1998. The top line of the table shows the liability, net of reinsurance recoveries at the balance sheet date for each of the indicated years. This represents the estimated amounts of net loss and loss expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The upper portion of the table shows the re-estimated amount of the previously recorded reserve liability based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" line represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that liability. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-Looking Statements."

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                                 (IN MILLIONS)

                                           1988       1989       1990       1991       1992       1993       1994       1995
                                         --------   --------   --------   --------   --------   --------   --------   --------
LIABILITY FOR UNPAID LOSSES AND LOSS
  EXPENSES, NET OF REINSURANCE
  RECOVERIES...........................    $673      $1,005     $1,268     $1,486     $1,795     $2,057     $2,482     $2,899

LIABILITY RE-ESTIMATED AS OF:
  One year later.......................     677       1,039      1,269      1,468      1,800      2,089      2,455      2,885
  Two years later......................     637       1,030      1,128      1,388      1,830      2,089      2,383      2,546
  Three years later....................     610         935        960      1,299      1,819      2,115      2,190      2,445
  Four years later.....................     537         783        910      1,303      1,891      1,972      2,085
  Five years later.....................     412         755        858      1,384      1,856      1,950
  Six years later......................     353         775        871      1,384      1,820
  Seven years later....................     373         789        884      1,392
  Eight years later....................     381         811        945
  Nine years later.....................     391         867
  Ten years later......................     456

CUMULATIVE REDUNDANCY (DEFICIENCY).....     217         138        323         94        (25)       107        397        454

CUMULATIVE PAID LOSSES, NET OF
  REINSURANCE RECOVERIES,
  AS OF:
  One year later.......................    $ 34      $  159     $  223     $  194     $  267     $  256     $  317     $  445
  Two years later......................      96         349        307        393        468        521        709        667
  Three years later....................     179         404        403        499        689        865        921        934
  Four years later.....................     205         459        456        632        937      1,033      1,110
  Five years later.....................     241         481        486        831      1,102      1,198
  Six years later......................     256         504        585        924      1,253
  Seven years later....................     271         598        597        974
  Eight years later....................     282         598        633
  Nine years later.....................     284         611
  Ten years later......................     291

                                           1996       1997       1998
                                         --------   --------   --------
LIABILITY FOR UNPAID LOSSES AND LOSS
  EXPENSES, NET OF REINSURANCE
  RECOVERIES...........................   $3,166     $3,609     $4,303
LIABILITY RE-ESTIMATED AS OF:
  One year later.......................    2,843      3,354
  Two years later......................    2,704
  Three years later....................
  Four years later.....................
  Five years later.....................
  Six years later......................
  Seven years later....................
  Eight years later....................
  Nine years later.....................
  Ten years later......................
CUMULATIVE REDUNDANCY (DEFICIENCY).....      462        255
CUMULATIVE PAID LOSSES, NET OF
  REINSURANCE RECOVERIES,
  AS OF:
  One year later.......................   $  234     $  458
  Two years later......................      576
  Three years later....................
  Four years later.....................
  Five years later.....................
  Six years later......................
  Seven years later....................
  Eight years later....................
  Nine years later.....................
  Ten years later......................

    The table below represents the claim development of the gross balance sheet liability for unpaid losses and loss expenses for the years 1992 through 1998.

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                       GROSS OF REINSURANCE RECOVERABLES
                                 (IN MILLIONS)

                                                         1992       1993       1994       1995       1996       1997       1998
                                                       --------   --------   --------   --------   --------   --------   --------
GROSS LIABILITY FOR UNPAID LOSSES AND LOSS
  EXPENSES:.........................................    $1,977     $2,269     $2,760     $3,238     $3,623     $3,972     $4,897
Liability re-estimated as of:
  One year later....................................     1,996      2,309      2,764      3,244      3,221      3,763
  Two years later...................................     2,037      2,323      2,721      2,872      3,164
  Three years later.................................     2,043      2,373      2,494      2,793
  Four years later..................................     2,134      2,198      2,414
  Five years later..................................     2,067      2,208
  Six years later...................................     2,065

CUMULATIVE REDUNDANCY
  (DEFICIENCY)......................................       (88)        61        346        445        459        209

    The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES
                                 (IN THOUSANDS)

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Unpaid losses and loss expenses at beginning of year.....  $3,972,376   $3,623,334   $3,238,156
Unpaid losses and loss expenses recoverable..............    (363,716)    (457,373)    (339,748)
                                                           ----------   ----------   ----------
Net unpaid losses and loss expenses at beginning of
  year...................................................   3,608,660    3,165,961    2,898,408
Net losses and loss expenses incurred in respect of
  losses occurring in:
    Current year.........................................   1,085,161    1,056,228      757,934
    Prior year...........................................    (243,644)    (317,379)     (18,876)
                                                           ----------   ----------   ----------
  Total net incurred loss and loss expenses..............     841,517      738,849      739,058
Interest incurred on experience reserves.................       1,798          866        1,752
Net loss reserves acquired...............................     580,879       34,593       28,687
Net loss and loss expenses paid in respect of losses
  occurring in:
    Current year.........................................     271,738       97,954       56,080
    Prior year...........................................     458,433      233,655      445,864
                                                           ----------   ----------   ----------
  Total net paid losses..................................     730,171      331,609      501,944
Net unpaid losses and loss expenses at end of year.......   4,302,683    3,608,660    3,165,961
Unpaid losses and loss expenses recoverable..............     593,960      363,716      457,373
                                                           ----------   ----------   ----------
Unpaid losses and loss expenses at end of year...........  $4,896,643   $3,972,376   $3,623,334
                                                           ==========   ==========   ==========

    Gross case and loss expense reserves as a component of total reserves in 1998 increased to $2.1 billion from $1.4 billion after the payment of $0.7 billion in losses. One of the main reasons for the increase relates to the acquisition of Mid Ocean and its related reserves.

    The 1998 current year losses reflect the inclusion of the operations of Mid Ocean acquired on August 7, 1998. These operations incurred $257.6 million in net losses in 1998. These losses were largely attributable to Hurricane Georges and Swiss Air. In addition, losses for Brockbank attach at the primary layers and therefore are more frequent in nature. Brockbank's losses are also significantly reinsured.

    Prior year incurred losses in 1998 were affected mainly by the release of insurance reserves established for the Company's professional liability lines. These reserves were reduced in accordance with updated actuarial estimates. In addition, reserves were released on certain specialty cover policies for the years 1995 through 1997 due to the absence of losses that would affect the Company's layers. In 1998, the Company also experienced favorable development of its casualty reinsurance business written in 1996 and 1997. Actuarial assumptions used to establish the liability for losses and loss expenses are periodically adjusted to reflect comparisons to actual loss and loss expense development, inflation and other considerations.

    The high level of the 1997 current year incurred losses was primarily due to three new casualty indemnity reserves established in that year. Historically, such losses have not emerged as quickly. Should actual loss activity prove to be different these, reserves will be adjusted accordingly. The reduction in 1997 prior year losses was due to the release of $317.4 million in reserves that related to prior years in accordance with updated actuarial estimates across all insurance lines.

    Due to the nature of the Company's business, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Note Regarding Forward-looking Statements."

CLAIMS ADMINISTRATION

    Claims management for the insurance operations includes the review of initial loss reports, creation of claims files, administration of claims data base, generation of appropriate response to claims reports, including identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims and notification to reinsurers.

    At XLMORe, loss notifications are received from brokers, reviewed and entered into a claims database and loss reserves are established for the reinsurer's share of the loss. Loss reserves are adjusted based on receipt of further notifications from brokers. Claims staff at NAC review initial loss reports and coverage issues, monitor claims handling activities of ceding companies, establish and adjust claims reserves, and approve payment of claims. Additionally, claims audits are conducted for both specific claims and overall procedures at the offices of selected ceding companies.

    Claims in respect of business written by corporate syndicates are entered into a claims database. Losses are primarily notified by various central market bureaus, such as through a daily electronic data interchange message. Where a syndicate is a "leading" syndicate on a Lloyd's policy, then it will act with its underwriters and claims adjusters in dealing with the broker or insured on behalf of itself and the following market in dealing with the broker or insured for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movements in loss reserves to all syndicates participating on the risk. A claims department can vary the case reserves it records from those advised by the bureaus, and all adjustments are recorded on the claims system.

    Claims in respect of the direct motor business written by corporate syndicate 2253 are handled by Admiral at two servicing centers in Cardiff and Swansea, Wales. The majority of accidental damage claims are handled by Admiral's national network of 135 approved repair centers, most of which have direct video links with Admiral's internal engineering team. Personal injury cases are handled by a team of internal specialists who, where necessary, appoint attorneys from a preferred panel.

INVESTMENTS

    The Finance Committee of the Board of XL and management oversee investment strategy, establish guidelines for the various investment managers and implement investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio while focusing on preserving principal and maintaining liquidity. In this regard, at December 31, 1998, the Company's fixed income investment portfolio includes U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 61% of which were rated Aa or AA or better by a nationally recognized rating agency. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Applicable insurance laws and regulations do not impose material restrictions on the Company's investments, except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory financial requirements or may be subject to specific U.S. insurance or Lloyd's regulations. The Company did not have an aggregate investment in a single entity (other than the U.S. government) in excess of 10% of shareholders' equity at December 31, 1998, 1997 or 1996. The Company also maintains portfolios of equity securities with the assistance of investment Managers.

    For additional information concerning the Company's investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Corporate--Investment Operations."

    The following table reflects investment results for the Company for each of the five years ended December 31, 1998:

                                                  NET-PRE      PRE-TAX
                                                    TAX       REALIZED    ANNUALIZED
                                   AVERAGE       INVESTMENT     GAINS     EFFECTIVE
YEAR ENDED DECEMBER 31, 1998,   INVESTMENTS(1)   INCOME(2)    (LOSSES)      YIELD
-----------------------------   --------------   ----------   ---------   ----------
                                                   (IN THOUSANDS)
         1998....                 $7,762,931      $417,290    $ 211,204      5.38%
         1997....                 $6,274,946      $345,115    $ 410,658      5.50%
         1996....                 $5,813,455      $304,823    $ 174,593      5.24%
         1995....                 $5,203,710      $288,989    $ 131,840      5.55%
         1994....                 $4,605,062      $261,520    $(100,524)     5.68%

------------------------

(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.

(2) After investment expenses, excluding net realized gains (losses).

RATINGS

    XLI, XLE, and XLMORe each possess a claims paying rating of "AA" from S&P, and NAC, Greenwich, Indian Harbor and NAC Re International each possess a "AA-" claims paying rating from S&P. Each of the above named subsidiaries also has an "A+" rating from A.M. Best Company, Inc. ("Best").

REGULATION

BERMUDA

    The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of XLI and XLMORe. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to Bermuda's Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. XLI and XLMORe are designated as Class 4 insurers under the Act because they carry on insurance and reinsurance business, including excess liability business and property catastrophe reinsurance business, respectively. Class 4 insurers are required to maintain total statutory capital and surplus of not less than $100 million. Both companies are restricted from paying dividends in any one financial year in excess of 25% of the prior year's statutory capital and surplus unless the companies' directors attest such dividends will not cause the companies to fail to meet their relevant margins. As both companies are highly capitalized, they are not materially affected by this requirement. In addition to other regulatory requirements, each Class 4 insurer is required to appoint a loss reserve specialist, who must be approved by the Minister of Finance of Bermuda, to review and report on the loss reserves of the insurer on an annual basis. Other subsidiaries of the Company based in Bermuda, including XLFA, LARe and Reeve Court, are also subject to regulation under the Act.

REPUBLIC OF IRELAND

    XLE. is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its operations, however, are largely restricted to the Republic of Ireland and are subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Companies Act of 1963 to 1990 and a range of Irish Insurance Acts from 1909 through 1995 (together, the "Irish Acts"). In addition, there is a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities

(Non-Life Insurance) Framework Regulations, 1994, the European Communities (Insurance Undertakings Accounts) Regulations, 1996 and a range of other European Communities Regulations and administrative rules (together, the "Irish Regulations").

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

UNITED STATES

    The Company's U.S insurance and reinsurance subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including requirements as to premium rates and policy reforms, adequacy of reserves, types and quality of investments, dividends and changes of control. Any entity wishing to acquire more than 10% of the voting securities of the Company would require prior regulatory approval from one or more U.S. state insurance regulatory authorities. Brockbank, via Lloyd's, is licensed in the states of Illinois and Kentucky and in the U.S. Virgin Islands ("USVI"). It is also and eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan. Brockbank Insurance Services, Inc. is licensed in California as a surplus and specialty lines broker.

    The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as XLI and XLMORe, which conduct their businesses in Bermuda. The Company believes it and its subsidiaries are not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could indirectly require the Company's non-U.S subsidiaries to, among other things, register as surplus lines insurers. The Company believes that its subsidiaries generally could meet and comply with the requirements to be registered as surplus lines insurers and such compliance would not have a material impact on the ability of the Company's subsidiaries to conduct their businesses. There can be no assurance, however, that the activities of the Company's subsidiaries will not be challenged in the future or that the Company's subsidiaries will be able to successfully defend against such challenges or that legislation will not be enacted that will affect its subsidiaries ability to conduct their businesses or subject them to additional U.S regulation.

UNITED KINGDOM

    The United Kingdom Financial Services Authority ("UK FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. XLMORe, through its London branch, and NAC Re International "effect and carry on" business in the United Kingdom and are therefore regulated by the UK FSA.

LLOYD'S

    Brockbank and Denham are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") and, as a result of its ownership of Brockbank and Denham, so is the Company. Unlike other financial markets in the U.K., Lloyd's is not subject to direct U.K. government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of The Lloyd's Act of 1982 through bye-laws, regulations and codes of conduct written by the Council, which governs the Lloyd's market. Under the Council, there are two boards, the Market Board and Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders and capital providers.

    Under Lloyd's regulations, the approval of the Council has to be obtained before any person can be a "controller" of a corporate member or a managing agency. A person would be viewed by Lloyd's as a "controller" if such person owns 10% or more of the corporate member's or managing agency's outstanding capital stock. There are further control thresholds of 20%, 33% or 50% whereby a managing agency or corporate member must notify Lloyd's where a "controller" is intending to increase its shareholding above any of these thresholds. Lloyd's then has a period of three months in which to object.

    The Company has been approved as a "controller" of its corporate members and managing agencies. As such, the Company is required to provide certain declarations and undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in the Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the corporate members or the Brockbank group as a whole or Denham to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. The corporate members are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support underwriting on those syndicates.

    The Lloyd's Act of 1982 generally restricts certain direct and indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

OTHER

    The Company is subject to regulation in Australia, Singapore, Germany, Spain and South America as a result of its subsidiaries, representative offices and branches in such jurisdictions. The Company or its subsidiaries also may become subject to regulation in jurisdictions not described herein from time to time based on their activities.

TAX MATTERS

    The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S subsidiaries have ever paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business in the United States; however, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986 (the "Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service ("IRS") will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business in the United States. If the Company or its non-U.S subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda or the Republic of Ireland, such businesses were attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a material adverse effect on the Company's shareholders' equity and earnings.

    Lloyd's names are required to pay U.S income tax on U.S connected income ("U.S. income") written by Lloyd's syndicates in which they participate. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the names in proportion to their participation in the relevant syndicates. The Company's corporate syndicates are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge.

    Certain subsidiaries of the Company and certain branches and offices of such subsidiaries are located in taxable jurisdictions such as the United States, the United Kingdom, Ireland, Australia, Singapore, Germany, Spain and South America. The Company pays corporate income taxes and other taxes, including applicable value added and premium taxes, to which its subsidiaries and their branches and offices are subject in such jurisdictions.

EMPLOYEES

    At December 31, 1998, the Company and its subsidiaries employed approximately 800 employees. None of the these employees are represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

    The Company rents space for its principal executive offices under leases which expire up to June 2009. Total rents expense for the years ended
December 31 1998, 1997 and 1996 were approximately $9 million, $7 million and
$6 million, respectively. In 1997 the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of this development, including the land, is expected to be approximately $110.0 million, of which approximately $25 million has been spent through December 31, 1998. It is estimated that the development will be completed sometime in 2001.

ITEM 3. LEGAL PROCEEDINGS

    The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 1998, the Company was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

    The Company, Mid Ocean and the directors of Mid Ocean were named as defendants in a purported class action lawsuit (the "Shareholder Action") filed in connection with the Arrangements in the Supreme Court, County of New York, State of New York (the "Supreme Court"). HARBOR FINANCE PARTNERS VS NEWHOUSE, et al., C.A No. 1998/601266. The Shareholder Action alleges that the defendants breached their fiduciary duties to the Mid Ocean shareholders by failing to exercise independent business judgement (due to their alleged conflict of interest) and by agreeing to sell Mid Ocean at an unfair and inadequate price. The Shareholder Action was brought on behalf of a purported class of persons consisting of Mid Ocean shareholders other than the defendants. As relief, the Shareholder Action seeks, among other things, an order enjoining consummation of the Arrangements, or, in the event the Arrangements are consummated, rescission of the Arrangements, and an award of compensatory damages in an unspecified amount, as well as costs, including fees for plaintiffs' counsel and experts' fees and expenses. On January 25, 1999, the Supreme Court granted the defendants' motion to dismiss the Shareholder Action on the grounds that the Shareholder Action (i) failed to state a claim upon which relief may be granted under Cayman Islands law and (ii) was not brought in an appropriate forum (FORUM NON CONVIENS). The Supreme Court's decision is subject to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

    The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 1998.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Brian M. O'Hara...........................     50      President, Chief Executive Officer and
                                                       Director of the Company

Robert R. Lusardi.........................     42      Executive Vice President and Chief
                                                       Financial Officer of the Company.

Robert J. Cooney..........................     44      Executive Vice President of the Company
                                                       and President and Chief Operating Officer
                                                       of XLI.

Henry C. V. Keeling.......................     43      Executive Vice President of the Company
                                                       and President and Chief Executive Officer
                                                       of XLMORe

Mark E. Brockbank.........................     46      Executive Vice President of the Company
                                                       and Chief Executive Officer of Brockbank

K. Bruce Connell..........................     46      Executive Vice President of the Company
                                                       and Chief Executive Officer of XL Capital
                                                       Products Ltd

Christopher V. Greetham...................     54      Executive Vice President and Chief
                                                       Investment Officer of the Company

Paul S. Giordano..........................     36      Senior Vice President, Secretary and
                                                       General Counsel of the Company, XLI and
                                                       XLMORe

    Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XLI and XLMORe and was Chief Executive Officer of XLI until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

    Robert R. Lusardi has been Executive Vice President and Chief Financial Officer of the Company since February 1998. Prior to joining the Company, Mr. Lusardi was Managing Director at Lehman Brothers from 1980 to 1998.

    Robert J. Cooney has been Executive Vice President of the Company since March 1995 and President and Chief Executive Officer of XLI since August 1998, having previously served as President and Chief Operating Officer from December 1995, as Executive Vice President and Chief Underwriting Officer of XLI from 1992, and as a Senior Vice President from 1987. Mr. Cooney resigned from the Company in July 1999.

    Henry C. V. Keeling has been Executive Vice President of the Company and Chief Executive Officer of XLMORe since August 1998. Mr. Keeling was President, Chief Operating and Underwriting Officer of MORe from 1992 to 1998, and previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd. and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

    Mark E. Brockbank has been Executive Vice president of the Company since August 1998. Mr. Brockbank has been employed at Lloyd's since 1974 when he joined Willis Faber Dumas as a marine broker. He became underwriter of syndicate 861 in 1983. He was appointed a Director of Brockbank Syndicate Management Ltd in 1983 and of The Brockbank Group plc in 1988.

    K. Bruce Connell has been Executive Vice President of the Company since March 1998 and is President and Chief Executive Officer of XL Capital Products Ltd. Mr. Connell previously served as President and Chief Operating Officer of XLGRe from November 1997 to August 1998, President of XLGRe from December 1995 and as Senior Vice President of XLI from 1990 to 1995.

    Christopher V. Greetham has been Executive Vice President of the Company since December 1998 and has served as Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd. from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

    Paul S. Giordano has been Senior Vice President and General Counsel of the Company, XLI and XLMORe since January 1997. Mr. Giordano was appointed Secretary of the Company on December 31, 1997. Mr. Giordano was associated with major law firms in New York and London prior to joining the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol XL.

    The following table sets forth the high and low closing sales prices per share of the Company's Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

                                                              HIGH       LOW
                                                            --------   --------
1997:
  1st Quarter.............................................  $45.000    $37.125
  2nd Quarter.............................................   53.000     39.000
  3rd Quarter.............................................   61.437     53.063
  4th Quarter.............................................   64.688     56.750

1998:
  1st Quarter.............................................  $77.500    $59.625
  2nd Quarter.............................................   80.813     72.250
  3rd Quarter.............................................   83.250     62.125
  4th Quarter.............................................   77.688     63.938

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

    (b) The approximate number of record holders of Class A ordinary shares as of December 31, 1998 was 800.

    (c) The Company paid four regular quarterly dividends in 1997, three of $0.32 per share to shareholders of record at February 6, April 22 and July 11 and one of $0.40 per share to shareholders of record at September 25.

    The Company paid four regular quarterly dividends in 1998, three of $0.40 per share to all shareholders of record on February 6, April 16, and July 15 and one of $0.44 per share to all shareholders of record on September 28.

    The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus requirements of the Company's operating subsidiaries and regulatory restrictions.

    As a holding company, the Company's principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, and the United Kingdom, including those promulgated by the Society of Lloyds. In order to pay dividends, the amount of which is limited to accumulated net realized profits, XLI and XLMORe must maintain certain minimum levels of share capital, solvency and liquidity pursuant to Bermuda statutes and regulations. At December 31, 1998, XLI and XLMORE could have paid dividends in the amount of approximately $1.8 billion and $1.3 billion, respectively. Neither the Company nor any of its subsidiaries other than XLI, XLMORe and the Company's U.S.

insurance and reinsurance subsidiaries had any other restrictions preventing them from paying dividends. No assurance, however, can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

    (d) Rights to purchase Class A ordinary shares were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of XL Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20 per cent or more of XL's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20 per cent or more of XL's Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20 per cent or more of XL's Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issuance upon exercise of Rights.

    (e) On November 3, 1998, The Company issued 1,066,667 Class A ordinary shares to FSA in connection with entering into the FSA Joint Venture. The consideration for the Class A ordinary shares was common stock of FSA. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption provided under Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data below includes the results of NAC Re as required by the pooling of interests accounting and is based upon the Company's new fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

                                              1998          1997          1996          1995          1994
                                          ------------   -----------   -----------   -----------   -----------
                                           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Income Statement Data:
  Net premiums earned...................   $1,324,291    $1,114,758    $1,038,643    $1,053,748      $918,325
  Net investment income.................      417,290       345,115       304,823       288,989       261,520
  Net realized gains (losses) on
    investments.........................      211,204       410,658       174,593       131,840      (100,524)
  Equity in net earnings of
    affiliates..........................       50,292        64,959        59,084        51,074        25,028
  Losses and loss expenses..............      841,517       738,849       739,058       772,096       673,341
  Acquisition costs and operating
    expenses............................      436,598       318,107       277,801       269,427       238,600
  Interest expense......................       33,444        29,622        22,322        15,648        14,454
  Amortization of intangible assets.....       26,881         7,403           368           368           368
  Income before minority interest and
    income tax expense..................      686,962       841,509       537,594       468,113       177,586
  Net income............................      656,330       809,029       516,471       450,080       170,035
Per Share Data:
  Net income per share--basic(1)(2).....        $5.86         $7.95         $4.81         $3.82         $1.37
  Net income per share--diluted(1)(2)...        $5.68         $7.74         $4.73         $3.76         $1.37
  Weighted average shares
    Outstanding--basic (2)..............      112,034       101,708       107,339       117,833       124,140
  Weighted average shares
    Outstanding--diluted (2)............      116,206       105,005       109,908       120,496       126,549
  Cash dividends per share (2)..........        $1.64         $1.36         $0.95         $0.71         $0.62
Balance Sheet Data:
  Total investments.....................   $9,057,892    $6,562,609    $5,647,589    $5,234,208    $4,366,691
  Cash and cash equivalents.............      480,874       383,594       321,140       787,759       394,591
  Investment in affiliates..............      154,668       524,866       414,891       351,669       230,852
  Total assets..........................   13,581,140     9,070,031     7,823,375     7,424,468     5,859,151
  Unpaid losses and loss expenses.......    4,896,643     3,972,376     3,623,334     3,238,156     2,760,462
  Notes payable and debt................      613,873       453,866       323,858       299,927       200,000
  Shareholders' equity..................    5,612,603     3,195,749     2,637,533     2,564,422     2,021,523
  Book value per share (2)..............       $43.59        $31.55        $25.31        $22.85        $16.42
  Fully diluted book value per share
    (2).................................       $43.20        $31.42        $25.24        $22.79        $16.42
Operating Ratios:
  Loss and loss expense ratio (4).......         63.5%         66.3%         71.2%         73.3%         73.3%
  Underwriting expense ratio (3)........         31.6%         28.5%         26.7%         25.6%         26.0%
  Combined ratio (5)....................         95.1%         94.8%         97.9%         98.9%         99.3%

------------------------

(1) Net income per share is based on the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period as required by Statement of Financial Accounting Standard No. 128.

(2) All share and per share information has been retroactively restated to give effect to a one for one stock dividend paid to XL shareholders of record on July 26, 1996. Cash dividends per share have not been adjusted for the pooling effect of NAC Re.

(3) Underwriting expense ratio is the sum of acquisition expenses and operating expenses divided by net premiums earned. For the year ended December 31, 1998, operating expenses exclude one-time charges of $17.5 million associated with the merger with Mid Ocean.

(4) Loss and loss expense ratio is calculated by dividing the net losses and loss expenses incurred by the net premiums earned.

(5) Combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio of under 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following is a discussion of the Company's results of operations and financial condition. Information presented is the combination of the results formerly presented by XL and NAC Re, as required for a business combination accounted for by the pooling of interests method, which assumes NAC Re had always been a part of the Company. It is also based upon the Company's new fiscal year end of December 31. See note 6 "Business combinations" of the audited Consolidated Financial Statements for further details. The Company's results of operations and financial condition for 1998 are significantly impacted by the acquisition of Mid Ocean in August 1998.

    This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See "--Cautionary Note Regarding Forward-Looking Statements" for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

    This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8.

INDUSTRY OVERVIEW

    Abundant capacity and significant price competition continued to characterize the property and casualty insurance and reinsurance industry (the "industry") during 1998. Excess capital and limited opportunities for organic growth in traditional markets continued to generate merger and acquisition activity as companies attempt to maintain or improve market share and performance. Perhaps more than ever, the Company together with the industry, faces a difficult challenge in generating profitable growth.

    There has been a shift in both the market landscape and customer demand. The growth in the Company's traditional lines has slowed as changes and consolidation in the insurance and reinsurance market have intensified shifts in customer demand. As a result, innovative and sophisticated ways to handle increasingly complex risks continue to emerge. Those wanting to meet these emerging challenges and compete effectively must adapt to the evolving marketplace and leverage their expertise to assume new roles in the industry arena. The Company believes that, in common with certain of its competitors, it is well positioned to take advantage of these and other opportunities.

RESULTS OF OPERATIONS

    The following table presents an analysis of the Company's net income for the years ended December 31, 1998, 1997 and 1996 (U.S. dollars in thousands):

                                                  1998       1997       1996
                                                --------   --------   --------
Net operating income
  (excluding net realized gains on
  investments)................................  $457,402   $413,307   $348,727
Net realized gains on investments, after
  tax.........................................  $198,928   $395,722   $167,744
                                                --------   --------   --------
Net income....................................  $656,330   $809,029   $516,471
                                                ========   ========   ========

Earnings per share--basic.....................  $   5.86   $   7.95   $   4.81
Earnings per share--diluted...................  $   5.68   $   7.74   $   4.73

    Net income decreased in 1998 compared to 1997 and it increased in 1997 compared to 1996 as a result of changes in net realized gains on investments. Net operating income, which excludes net realized gains on investments, increased 11.7% to $445.1 million in 1998 from $398.4 million in 1997. Net operating income increased 16.5% in 1997 compared to 1996. These increases in net operating income have been primarily due to increases in net underwriting income and investment income for each of these years.

    Basic and diluted earnings per share decreased in 1998 over 1997 due to both a decrease in net income and a net increase in the weighted average number of shares issued and outstanding as a result of the issuance of shares in the acquisition of Mid Ocean. 1997 basic and diluted earnings per share increased over 1996 due to an increase in the net income and a net reduction in the number of weighted average shares outstanding due to repurchases of the Company's shares.

SEGMENTS

    At December 31, 1998, the Company is organized into three main operating segments--insurance, reinsurance--and Lloyd's syndicates and a corporate segment which includes the investment operations of the Company. See Part I and Item 8,
Note 3 to the Consolidated Financial Statements for further details.

INSURANCE OPERATIONS

    The insurance business is written primarily by the following subsidiaries of the Company: XL Insurance, XL Europe Insurance, XL Insurance Company of America Inc., Greenwich Insurance and Indian Harbor Insurance. Insurance business written includes general liability, other liability (including directors and officers, professional and employment practices liability), property, program business, marine, aviation, satellite and other product lines (including custom bond, surety, political risk, specialty lines and financial services). The Company writes insurance business on both an excess and primary basis, depending on the particular line of business.

    The following table summarizes the underwriting profit (loss) for this segment (U.S. dollars in thousands):

                                                       % CHANGE                 % CHANGE
                                              1998     98 VS 97        1997     97 VS 96        1996
                                            --------   --------      --------   --------      --------
Net premiums earned.......................  $410,030     (4.4%)      $428,774     (6.5%)      $458,499
Fee and other income......................     8,244       NM              --       NM              --

Losses and loss expenses..................   267,823    (24.0%)       352,203    (10.9%)       395,366
Acquisition costs.........................    47,688    (13.6%)        55,199     26.8%         43,538
Operating expenses........................    49,702     33.5%         37,232     (2.8%)        38,321
                                            --------    -----        --------    -----        --------
Underwriting profit (loss)................  $ 53,061       NM        $(15,860)    15.3%       $(18,726)
                                            ========    =====        ========    =====        ========

------------------------

NM = Not meaningful.

    The decrease in net premiums earned in the insurance segment in 1998 over 1997 and 1997 over 1996 is mainly due to a decrease of approximately
$80 million and $60 million in the general liability lines, respectively. The Company continues to experience high levels of competition, particularly on a price basis and in coverage terms, although business retention has remained in excess of 80% for the last three years. The Company's response has been to move generally to higher attachment levels which results in lower premiums as the Company moves further away from risk.

    Partially offsetting this decrease, is an increase in the net premiums earned in both 1997 and 1998 in the other liability business, which comprises mostly professional lines. These increases are primarily as a result of several large tailored programs written, which tend to be complex in nature and often take a significant period of time to structure. There were also increases in net premiums earned in 1998 over 1997 in the property, marine, energy, aviation and satellite lines of business, mainly in the U.S. where there were expanded opportunities on existing accounts as well as new business.

    From time to time, the Company will assist in structuring transactions that will result in fee income. These transactions tend to be irregular in nature. Such transactions require an investment of Company resources that are included in operating expenses.

    The changes in the losses and loss expenses, acquisition costs and operating expenses as shown above are discussed below as part of the analysis of the Company's underwriting ratios.

    The increase in the underwriting profit in 1998 from an underwriting loss in 1997 and 1996 in this segment is due to lower loss and loss expense ratios in 1998 as reflected in the underwriting ratios set forth below. The following table represents the ratios for this segment for the three years ended
December 31, 1998:

                                                            1998          1997          1996
                                                          --------      --------      --------
Loss and loss expense ratio.........................        65.3%         82.1%         86.2%
Underwriting expense ratio..........................        23.7%         21.6%         17.8%
                                                            ----         -----         -----
Combined ratio......................................        89.0%        103.7%        104.0%
                                                            ====         =====         =====

    The 1998 loss ratio was affected by the reduction of insurance reserves established for the Company's professional lines to bring them in line with updated actuarially determined reserve estimates. The Company generally attempts to establish reserves at the middle to upper end of the relevant actuarial range, particularly on new lines of business due to the limited loss development the Company has experienced to date and the long tail nature of certain lines of cover. In addition, reserves were reduced on specialty cover policies for the years 1995 through 1997, which expired in 1998, and where there was an absence of losses on these policies.

    The decrease in the loss ratio in 1997 from 1996 reflects the decrease in net premiums earned in the general liability business year over year. General liability business typically has a higher loss ratio than the other business lines in this segment.

    The increase in expense ratio over each of the years presented is due to the decrease in the level of the premiums earned for the same years and additional operating expenses incurred by the Company in 1998 in establishing its start up operations in the U.S. and new lines of business.

REINSURANCE OPERATIONS

    The reinsurance business is written by XL Mid Ocean Reinsurance, which writes primarily property lines which are short tail in nature, and NAC, which primarily writes long tail casualty business. Business written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation, satellite and other lines (including political risk and specialty lines).

    The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                       % CHANGE                 % CHANGE
                                              1998     98 VS 97        1997     97 VS 96        1996
                                            --------   --------      --------   --------      --------
Net premiums earned.......................  $760,409     10.8%       $685,984     18.2%       $580,144

Losses and loss expenses..................   455,583     17.8%        386,646     12.5%        343,692
Acquisition costs.........................   171,039     19.8%        142,818      6.6%        133,959
Operating expenses........................    85,541     12.8%         75,829     35.2%         56,068
                                            --------    -----        --------     ----        --------

Underwriting profit.......................  $ 48,246    (40.2%)      $ 80,691     73.8%       $ 46,425
                                            ========    =====        ========     ====        ========

    Increases in net premiums earned in 1998 over 1997 is primarily due to the acquisition of Mid Ocean in August 1998. Similarly, increases in net premiums earned in 1997 over 1996 is primarily due to the acquisition of Global Capital in 1997. This increase is offset by declines in net premiums earned on the casualty business in 1998 over 1997 due to increased market competition and pricing and the Company's decision not to renew accounts that were deemed not to meet the Company's profitability standards.

    Operating expenses increased in 1998 over 1997 and 1997 over 1996 due to the acquisitions of Mid Ocean and Global Capital respectively.

    The changes in the underwriting profit in the reinsurance segment for each of the three years ended December 31, 1998 are due to changes in the underwriting ratios as illustrated below.

                                                              1998          1997          1996
                                                            --------      --------      --------
Loss and loss expense ratio...........................        59.9%         56.4%         59.2%
Underwriting expense ratio............................        33.7%         31.9%         32.8%
                                                              ----          ----          ----
Combined ratio........................................        93.6%         88.3%         92.0%
                                                              ====          ====          ====

    The increase in the loss ratio in this segment in 1998 from 1997 reflects the acquisition of Mid Ocean. During the fourth quarter of 1998, the Company was affected by losses related to Hurricane Georges and SwissAir. Property catastrophe business has loss experience which is generally categorized as low frequency but high severity in nature. Property catastrophe losses generally are incurred and paid within a short period of time from the covered event. This may result in volatility in the Company's financial results for any fiscal year or quarter.

    The decrease in the loss ratio in 1997 from 1996 is mainly due to favorable claims development on the casualty business written since 1986. Actuarial assumptions are used to establish initial expected loss ratios employed in the actuarial methodologies from which the reserves for loss and loss expenses are derived. Such loss ratios are periodically adjusted to reflect comparisons with actual claims development, inflation and other considerations.

    The Company's casualty business includes an element of asbestos and environmental claims on business written prior to 1986. The Company's reserving process includes a supplemental evaluation impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. However, the Company's loss and loss expense reserves for such exposures, net of reinsurance, as of December 31, 1998, 1997, and 1996 are less than 1% of its total reserves. A reconciliation of the Company's gross and net liabilities for such exposures for the three years ending December 31, 1998 is set forth in Note 7 of the Notes to Consolidated Financial Statements.

LLOYD'S SYNDICATES

    The Lloyd's operations comprise the Brockbank Group plc ("Brockbank") and Denham Syndicate Management Limited ("Denham"), both of which were acquired in 1998. Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These syndicates write property, marine and energy, aviation and satellite, professional indemnity, motor and other specialty lines, primarily insurance but also reinsurance. Denham provides similar services to one corporate syndicate whose capital is provided by the Company and which specializes in liability coverages. Results for Denham were not material during 1998.

    The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                                1998
                                                              --------
Net premiums earned.........................................  $153,852
Fee and other income........................................    14,081

Losses and loss expenses....................................   118,111
Acquisition costs...........................................    30,614
Operating expenses..........................................    14,875
                                                              --------
Underwriting profit.........................................  $  4,333
                                                              ========

    Fee and other income are fees received from the management of Lloyd's syndicates and profit commissions which are earned based upon the estimated results of syndicates managed. Profit commissions are determined after an underwriting year has been closed under Lloyd's rules, which is usually three years after its inception.

    The following table presents the underwriting ratios for this segment:

                                                                1998
                                                              --------
Loss and loss expense ratio.................................    76.8%
Underwriting expense ratio..................................    29.6%
                                                               -----
Combined ratio..............................................   106.4%
                                                               =====

    Losses incurred by the corporate syndicates of Brockbank generally attach at lower levels and are therefore higher in frequency but lower in severity as compared to the losses relating to the reinsurance and insurance segments of the Company. Business written in the Lloyd's segment typically has combined ratios greater than 100%.

    In the fourth quarter of 1999, Brockbank sold its two major insurance businesses, Admiral and Zenith. The Company expects there to be decreases in premiums, fee income and certain costs. The Company does not expect the overall profitability of its Lloyd's operations to be materially affected by such sales.

CORPORATE

INVESTMENT OPERATIONS

    The following table illustrates the change in net investment income and net realized gains and losses for the three years ended December 31, 1998. (U.S dollars in thousands):

                                                          % CHANGE                    % CHANGE
                                              1998        98 VS 97        1997        97 VS 96        1996
                                            --------      --------      --------      --------      --------
Net investment income.................      $417,290        20.9%       $345,115        13.2%       $304,823
Net realized investment gains.........      $211,204          NM        $410,658          NM        $174,593
Annualized effective yield............          5.38%         --            5.50%         --            5.24%

    The Company's investment professionals manage the group's portfolio giving due consideration to individual entity regulatory and collateral requirements.

    At December 31, 1998, total investments and cash, net of the payable for investments purchased, were $8.9 billion, compared to $6.6 billion at December 31, 1997. The increase is due to the acquisition of cash and investments included in the purchase of Mid Ocean, as well as the reinvestment of investment income and realized gains and the strengthening of the bond and equity markets during the year. However, as the Company's long-tail casualty insurance business matures over the next three to five years, it is possible that claims payments may increase due to the additional exposure to events which occurred in prior years but have not yet been paid. Funds available for investment may therefore be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at December 31, 1998 represented approximately 79% of invested assets and were managed by several independent investment managers with different strategies. Of the fixed income securities, approximately 87% are of investment grade, with 61% rated Aa or AA or better by a nationally recognized rating agency.

    The payable for investments purchased increased from $325.9 million at December 31, 1997 to $633.2 million at December 31, 1998. The increase is the result of a timing difference as it is the Company's policy to account for its investments on a trade basis.

    The increase in investment income in 1998 over 1997 is due to an increase in the average asset base, primarily due to the merger with Mid Ocean in August 1998 and the Company's positive operational cash flow.

    Similarly in 1997, the average asset base increased with the acquisition of GCR in June 1997. Average investment yields were also higher than 1996. The proportion of equity securities to the fixed income portfolio decreased marginally in 1997 compared to 1996.

    Net realized investment gains in 1998 reflected the strong performance of both equity and certain sectors of the fixed income markets early in 1998, offset by price declines in the third quarter, followed by recoveries in the fourth quarter. Regarding the latter, generally declining interest rates and sector volatility, with spreads widening in the corporate and mortgage markets, provided the Company with opportunities to increase the yield on its investments despite the general decline in interest rates. Also, volatile markets may promote opportunities for the Company's investment managers to pursue their total return objectives, generating investment gains in the process.

    The equity markets world-wide have remained strong but have been subject to levels of volatility through the year. This resulted in $150.0 million gains being realized in 1998 as some of the Company's equity managers locked in gains where they felt valuations had reached their targets. The Company also sold a minority investment during the fourth quarter 1998, realizing a $14.1 million gain.

    During 1997, both the fixed income and equity portfolios were restructured, resulting in the above normal turnover of the portfolio and contributing to the significant gains realized during the year. Market conditions were also very strong during 1997. The Company also maintains a synthetic equity portfolio holding S&P 500 Index futures that realized net gains of $23.2 million and $37.4 million for the years ended December 31, 1998 and 1997, respectively.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses of the Company for the three years ended December 31, 1998 (U.S. dollars in thousands):

                                                          % CHANGE                 % CHANGE
                                                 1998     98 VS 97        1997     97 VS 96        1996
                                               --------   --------      --------   --------      --------
Equity in net earnings of affiliates.........  $50,292     (22.6%)      $64,959       9.9%       $59,084
Amortization of intangible assets............   26,881        NM          7,403        NM            368
Operating expenses...........................   37,139        NM          7,029        NM          5,915
Interest expense.............................   33,444      12.9%        29,622      32.7%        22,322
Minority interest............................      749        NM            308        NM             --
Income taxes.................................   29,883      (7.1%)       32,172      52.3%        21,123

    The equity in net earnings of affiliates was derived mostly from the Company's equity position in Mid Ocean, which ended in August 1998 upon the acquisition of the balance of the outstanding Mid Ocean shares. As a result, only seven months of earnings were accounted for on this basis in 1998, compared to a full year in 1997 and 1996.

    The increase in equity in net earnings of affiliates in 1997 over 1996 reflects an improvement in reported earnings of Mid Ocean plus contributions of $3.9 million from the Company's equity positions in Risk Capital Holdings, Inc. and certain limited partnerships.

    The increase in the amortization of intangible assets in 1998 over 1997 relates to the goodwill arising from the Mid Ocean acquisition in 1998. Similarly, the increase in 1997 over 1996 is due to the goodwill arising from the acquisition of Global Capital.

    Operating expenses in 1998 include $17.5 million of one-time charges associated with the merger with Mid Ocean Limited. Other increases are due to the increase in the corporate infrastructure necessary to support the growing worldwide operations of the Company.

    Increases in interest expense in 1998 over 1997 and 1997 over 1996 is due to the increase in debt outstanding. In 1998 this was used to finance the Mid Ocean merger and in 1997 the acquisition of Global Capital.

    The changes in the income tax expense of the Company mainly reflects the changes in the profitability of the NAC Re U.S. operations for each year. The Company's effective tax rate has not changed significantly in each of the three years ended December 31, 1998. See Note 16 in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of its investments in the stock of its subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those promulgated by Lloyd's which is described more fully in Note 17 to Consolidated Financial Statements. No assurance, however, can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at December 31, 1998 was $5.6 billion, of which $2.9 billion was retained earnings.

    In fiscal 1998, 1997 and 1996, the total amount of net losses paid by the Company was $730.2 million, $331.6 million and $501.9 million, respectively. The increase is primarily due to the acquisition of Mid Ocean in August 1998.

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

    Inflation can have an effect on the Company in that inflationary factors can increase damage awards and potentially result in more claims. The Company's underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressure. Inflationary factors are considered in determining the premium level on multi-year policies at the time contracts are written.

    As at December 31, 1998, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $2.24 billion comprising 364-day facilities, 5-year facilities, notes payable and NAC Re convertible debentures, other loans and letter of credit facilities. Debt and notes outstanding at December 31, 1998 were $613.9 million and letters of credit outstanding were $348.9 million. Letters of credit issued and outstanding, most of which were collateralized by the Company's investment portfolio, primarily support U.S. non-admitted business and the Company's Lloyd's capital requirements.

    During 1998, borrowings and repayments under these facilities were $655 million and $495 million, respectively. The amount of borrowings in 1998 includes $300 million to fund the cash election available to shareholders in connection with the Mid Ocean merger. Additional borrowings were made to fund the Company's U.S operations. The total pre-tax interest expense on notes and debt outstanding during the year ended December 31, 1998 and 1997 was $33.4 million and $29.6 million. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance, see Note 9 in the Notes to the Consolidated Financial Statements for further details.

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

    At December 31, 1998 the Company had substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components, targeted to be substantially complete by June 1999. The Company estimates that through December 31, 1998 the remediation and validation efforts were approximately 50% complete, with the costs through such date aggregating approximately $4 million. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows, although no assurance can be given in this regard.

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

    All insurance and reinsurance subsidiaries of the Company examine the potential exposure to Year 2000-related risks associated with the coverages that they provide. In some instances, Year 2000-related risks are expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded or included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In view of the inherent uncertainties surrounding the likelihood that Year 2000-related risks will materialize and the extent to which such risks will result in insurance and reinsurance losses, it is not possible at this time to estimate the Company's potential exposure, if any, to claims associated with Year 2000-related coverage issues. See generally "--Cautionary Note Regarding Forward-Looking Statements."

FINANCIAL RISK MANAGEMENT

    The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company does not enter into derivatives or other financial instruments for trading purposes, but does so for hedging purposes.

    This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally "--Cautionary Note Regarding Forward-Looking Statements."

    The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.

    An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 5.12% or $354 million on the Company's fixed income portfolio as of December 31, 1998.

    The Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

    In evaluating the impact of price changes of the equity portfolio, a 10% change in equity prices would affect total return by approximately
$130 million.

    FOREIGN CURRENCY RISK MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments on an overlay basis. These contracts are not designated as specific hedges for financial reporting purposes and, therefore realized and unrealized gains and losses on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 1998, forward foreign exchange contracts with notional principal amounts totaling $322.4 million were outstanding. The fair value of these contracts as at December 31, 1998 was $316.2 million with unrealized losses of $6.2 million. Gains of $17.0 million were realized during the year. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 1998 would have resulted in approximately $23.8 million in unrealized gains and $41.1 million in unrealized losses.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At
December 31, 1998, the value of such contracts outstanding was not material.

    The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less and are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At
December 31, 1998, the Company had, as hedges, foreign exchange contracts for the sale of $37.5 million and the purchase of $0.1 million of foreign currencies at fixed rates, primarily New Zealand Dollars (42% of net contract value), Norwegian Kroner (34%) and British Pounds (11%). The market value of fixed maturities denominated in foreign currencies held by the Company as at December 31, 1998 was $36.3 million.

    Unrealized foreign exchange gains and losses on foreign exchange contracts hedging foreign currency fixed maturity investments are deferred and included in shareholders' equity. As at December 31, 1998 unrealized deferred losses amounted to $1.3 million and were offset by corresponding increases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at December 31, 1998, realized deferred losses amounted to $0.7 million.

    FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31, 1998, the portfolio held $148.2 million in exposure to S&P 500 Index futures and underlying assets of $149.6 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $163.0 million and $133.4 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended December 31, 1998, net realized gains from index futures totaled $23.2 million as a result of the 26.7% increase in the S&P Index during the twelve-month period.

    Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At December 31, 1998, bond and stock index futures outstanding were $235.6 million with underlying investments having a market value of $2.1 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at that time would have resulted in unrealized gains and losses of $23.6 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    See note 2 of the Notes to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

CURRENT OUTLOOK

    The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong in 1999, exerting pressure on rates in general across many product lines. Although the Company believes some opportunities will exist in 1999 for growth in selected product lines, no assurances can be made that growth in these lines will be sufficient to offset the competitive pressures affecting the majority of the Company's product lines.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

    All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (v) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance; (viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of the Year 2000-related issues on the Company's technology systems and underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures;
(xii) changes in rating agency policies or practices; (xiii) changes in accounting policies or practices; and (xiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES  PAGE
------------------------------------------------------------  ----
Consolidated Balance Sheets as at December 31, 1998 and
  1997......................................................  37

Consolidated Statements of Income and Comprehensive Income
  for the years ended
  December 31, 1998, 1997 and 1996..........................  38

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............  39

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  40

Notes to Consolidated Financial Statements for the years
  ended December 31, 1998, 1997
  and 1996..................................................  41

                                 XL CAPITAL LTD

          CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 1998          1997
                                                              -----------   ----------
                                        ASSETS
Investments:
  Fixed maturities, available for sale at fair value
    (amortized cost: 1998, $7,433,724; 1997, $5,036,697)....  $ 7,512,903   $5,153,787
  Equity securities, at fair value (cost: 1998, $1,127,590;
    1997, $856,162).........................................    1,299,098      985,851
  Short-term investments, at fair value (amortized cost:
    1998, $246,085; 1997, $423,335).........................      245,891      422,971
                                                              -----------   ----------
      Total investments.....................................    9,057,892    6,562,609
Cash and cash equivalents...................................      480,874      383,594
Investments in affiliates (cost: 1998, $141,590; 1997,
  $336,680).................................................      154,668      524,866
Other investments...........................................       44,085       35,147
Accrued investment income...................................       95,910       84,904
Deferred acquisition costs..................................      204,271      113,566
Prepaid reinsurance premiums................................      215,466      134,287
Premiums receivable.........................................      904,203      451,545
Reinsurance balances receivable.............................      124,771       10,646
Unpaid losses and loss expenses recoverable.................      593,960      363,716
Intangible assets...........................................    1,502,828      269,547
Deferred tax asset, net.....................................       37,481       42,646
Other assets................................................      164,731       92,958
                                                              -----------   ----------
      Total assets..........................................  $13,581,140   $9,070,031
                                                              ===========   ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses.............................  $ 4,896,643   $3,972,376
Unearned premiums...........................................    1,337,277      824,369
Notes payable and debt......................................      613,873      453,866
Reinsurance balances payable................................      183,660      102,753
Net payable for investments purchased.......................      633,181      325,926
Other liabilities...........................................      256,862      168,766
Minority interest...........................................       47,041       26,226
                                                              -----------   ----------
      Total liabilities.....................................  $ 7,968,537   $5,874,282
                                                              -----------   ----------

Commitments and Contingencies

Shareholders' Equity:

Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding:
  Class A ordinary shares (1998: 125,629,257;
    1997 : 101,281,811).....................................        1,256        1,013
  Class B ordinary shares (1998: 3,115,873; 1997 : nil).....           31           --

Contributed surplus.........................................    2,508,062      506,452
Accumulated other comprehensive income......................      235,185      251,471
Deferred compensation.......................................      (22,954)     (18,263)
Retained earnings...........................................    2,891,023    2,455,076
                                                              -----------   ----------
    Total shareholders' equity..............................  $ 5,612,603   $3,195,749
                                                              -----------   ----------
    Total liabilities and shareholders' equity..............  $13,581,140   $9,070,031
                                                              ===========   ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

             (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Revenues:
  Net premiums earned....................................  $1,324,291   $1,114,758   $1,038,643
  Net investment income..................................     417,290      345,115      304,823
  Net realized gains on sales of investments.............     211,204      410,658      174,593
  Equity in net earnings of affiliates...................      50,292       64,959       59,084
  Fee and other income...................................      22,325           --           --
                                                           ----------   ----------   ----------
    Total revenues.......................................   2,025,402    1,935,490    1,577,143
                                                           ----------   ----------   ----------
Expenses:
  Losses and loss expenses...............................     841,517      738,849      739,058
  Acquisition costs......................................     249,341      198,017      177,497
  Operating expenses.....................................     187,257      120,090      100,304
  Interest expense.......................................      33,444       29,622       22,322
  Amortization of intangible assets......................      26,881        7,403          368
                                                           ----------   ----------   ----------
    Total expenses.......................................   1,338,440    1,093,981    1,039,549
                                                           ----------   ----------   ----------
Income before minority interest and income tax expense...     686,962      841,509      537,594
  Minority interest in net income of subsidiary..........         749          308           --
  Income tax expense.....................................      29,883       32,172       21,123
                                                           ----------   ----------   ----------
Net income...............................................  $  656,330   $  809,029   $  516,471
                                                           ----------   ----------   ----------
Change in net unrealized appreciation of
investments..............................................     (15,414)       6,233      (56,197)
Foreign currency translation adjustments.................        (872)      (2,388)       7,360
                                                           ----------   ----------   ----------
Comprehensive Income.....................................  $  640,044   $  812,874   $  467,634
                                                           ==========   ==========   ==========
Weighted average ordinary shares and ordinary share
  equivalents outstanding--basic.........................     112,034      101,708      107,339
                                                           ==========   ==========   ==========
Weighted average ordinary shares and ordinary share
  equivalents outstanding--diluted.......................     116,206      105,005      109,908
                                                           ==========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--basic......................................  $     5.86   $     7.95   $     4.81
                                                           ==========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--diluted....................................  $     5.68   $     7.74   $     4.73
                                                           ==========   ==========   ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          (U.S. DOLLARS IN THOUSANDS)

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Ordinary Shares:
  Balance-beginning of year..............................  $    1,013   $    1,039   $      649
  Issue of shares........................................          15            6            7
  Issue of shares--Mid Ocean acquisition.................         291           --           --
  Stock dividend.........................................          --           --          441
  Exercise of stock options..............................           3            4            6
  Repurchase of treasury shares..........................         (35)         (36)         (64)
                                                           ----------   ----------   ----------
    Balance-end of year..................................       1,287        1,013        1,039
                                                           ----------   ----------   ----------
Contributed Surplus:
  Balance-beginning of year..............................     506,452      500,599      525,771
  Issue of shares........................................     101,502       18,917       11,873
  Issue of shares Mid Ocean acquisition..................   2,093,426           --           --
  Exercise of stock options..............................       9,147        6,277        6,045
  Repurchase of treasury shares..........................    (202,465)     (19,341)     (43,090)
                                                           ----------   ----------   ----------
    Balance-end of year..................................   2,508,062      506,452      500,599
                                                           ----------   ----------   ----------
Accumulated other comprehensive income:
  Balance-beginning of year..............................     251,471      247,626      296,463
  Net change in investment portfolio, net of tax.........     (10,352)      (8,302)     (58,940)
  Net change in investment portfolio of affiliate........      (5,062)      14,535        2,743
  Currency translation adjustments.......................        (872)      (2,388)       7,360
                                                           ----------   ----------   ----------
    Balance-end of year..................................     235,185      251,471      247,626
                                                           ----------   ----------   ----------
Deferred Compensation:
  Balance-beginning of year..............................     (18,263)      (9,825)     (11,565)
  Issuance of restricted shares..........................     (10,506)     (13,675)        (682)
  Amortization...........................................       5,815        5,237        2,422
                                                           ----------   ----------   ----------
    Balance-end of year..................................     (22,954)     (18,263)      (9,825)
                                                           ----------   ----------   ----------
Retained Earnings:
  Balance-beginning of year..............................   2,455,076    1,898,094    1,746,474
  Net income.............................................     656,330      809,029      516,471
  Cash dividends paid....................................    (156,482)    (120,607)     (90,898)
  Repurchase of treasury shares..........................     (63,901)    (131,440)    (273,953)
                                                           ----------   ----------   ----------
    Balance-end of year..................................   2,891,023    2,455,076    1,898,094
                                                           ----------   ----------   ----------
Total shareholders' equity...............................  $5,612,603   $3,195,749   $2,637,533
                                                           ==========   ==========   ==========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          (U.S. DOLLARS IN THOUSANDS)

                                                           1998           1997          1996
                                                       ------------   ------------   -----------
Cash flows provided by operating activities:
    Net income.......................................  $    656,330   $    809,029   $   516,471
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net realized gains on sales of investments.........      (211,204)      (410,658)     (174,593)
  Amortization of (discounts) premium on fixed
    maturities.......................................       (14,718)        (2,170)        7,021
  Equity in net earnings of affiliates, net of cash
    received.........................................       (24,973)       (34,395)      (44,329)
  Amortization of deferred compensation..............         5,815          5,237         2,422
  Amortization of intangible assets..................        26,881          7,403           368
  Unpaid losses and loss expenses....................       323,857        314,449       385,178
  Unearned premiums..................................        52,161       (193,018)      183,735
  Premiums receivable................................         4,245        151,203      (141,748)
  Unpaid losses and loss expenses recoverable........      (221,177)        94,349      (117,625)
  Prepaid reinsurance premiums.......................       (45,961)       (49,328)      (55,489)
  Reinsurance balances receivable....................       (31,103)        16,419        (8,284)
  Other..............................................        39,783         25,424        14,698
                                                       ------------   ------------   -----------
    Total adjustments................................       (96,394)       (75,085)       51,354
                                                       ------------   ------------   -----------
  Net cash provided by operating activities..........       559,936        733,944       567,825
Cash flows used in investing activities:
  Proceeds from sale of fixed maturities and
    short-term investments...........................    15,765,103     12,385,521     5,426,401
  Proceeds from redemption of fixed maturities and
    short-term investments...........................       516,418        187,441       142,800
  Proceeds from sale of equity securities............       918,501      1,381,465       600,475
  Purchases of fixed maturities and short-term
    investments......................................   (16,460,877)   (12,615,821)   (6,280,982)
  Purchases of equity securities.....................    (1,020,032)    (1,147,601)     (467,252)
  Deferred (gains) losses on forward contracts.......       (12,163)         8,247          (410)
  Investments in affiliates..........................        (1,126)       (43,184)      (19,131)
  Acquisition of subsidiaries, net of cash
    acquired.........................................        41,483       (660,137)           --
  Other investments..................................         4,411         (6,016)      (15,469)
  Other assets.......................................        13,430        (54,353)      (27,864)
                                                       ------------   ------------   -----------
Net cash used in investing activities................      (234,852)      (564,438)     (641,432)
Cash flows used in financing activities:
  Issuance of restricted shares......................           514            387           695
  Proceeds from exercise of share options............        15,092         12,284         4,482
  Repurchase of treasury shares......................      (266,401)      (154,720)     (313,321)
  Dividends paid.....................................      (156,481)      (120,607)      (90,898)
  Proceeds from loans................................       655,000        530,000        19,162
  Repayment of loans.................................      (495,000)      (400,000)      (13,000)
  Minority interest..................................        19,988         26,226            --
                                                       ------------   ------------   -----------
Net cash used in financing activities................      (227,288)      (106,430)     (392,880)
Effects of exchange rate changes on cash on foreign
  currency cash balances.............................          (516)          (622)         (132)
Increase (decrease) in cash and cash equivalents.....        97,280         62,454      (466,619)
Cash and cash equivalents-beginning of year..........  $    383,594   $    321,140   $   787,759
                                                       ------------   ------------   -----------
Cash and cash equivalents--end of year...............  $    480,874   $    383,594   $   321,140
                                                       ============   ============   ===========
Taxes paid...........................................  $     31,200   $     37,600   $    23,600
                                                       ============   ============   ===========
Interest paid........................................  $     32,800   $     27,100   $    22,000
                                                       ============   ============   ===========

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31 1998, 1997 AND 1996

1. HISTORY

    XL Capital Ltd ("XL" or the "Company") is a holding company organized under the laws of the Cayman Islands. XL was incorporated on March 16, 1998, as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986 ("EXEL"), in connection with EXEL's merger with Mid Ocean Limited, a Cayman Islands corporation ("Mid Ocean"). The merger was accounted for as a purchase under U.S generally accepted accounting principles ("GAAP") and as such, results of operations of Mid Ocean are included from August 1, 1998, the effective date of the merger. In the merger all of the shares of EXEL and Mid Ocean were exchanged for shares in the Company pursuant to two schemes of arrangement approved by the Grand Court of the Cayman Islands in accordance with Section 85 of the Companies Law (1995 Revision) of the Cayman Islands. The Company operated under the name "EXEL Limited" from completion of the merger until February 1, 1999 when its current name was approved by the requisite vote of the Company's shareholders. References herein to "XL" or the "Company" also shall include EXEL unless the context otherwise requires. Through its subsidiaries, the Company is a leading provider of insurance and reinsurance, including coverages relating to certain financial risks, to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

    In June 1999, XL received regulatory approval to merge with NAC Re Corp. ("NAC Re"). The merger has been accounted for as a "pooling-of-interests" under U.S. GAAP. Under the pooling of interests accounting it is assumed that XL and NAC Re have been merged from the date of incorporation of XL. Subsequent to the merger agreement, XL amended its financial year from November 30 to December 31 to be the same as NAC Re as a conforming pooling adjustment and to facilitate year end reporting for its subsidiaries. NAC Re is a Delaware corporation that was organized in June 1985 for the purpose of holding all the outstanding shares of common stock of NAC Reinsurance Corporation ("NAC"). NAC is a property and casualty reinsurance company incorporated in New York in 1929. NAC has two primary insurance subsidiaries, Greenwich Insurance Company ("Greenwich") and Indian Harbor Insurance Company ("Indian Harbor"). These companies are licensed to write in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. NAC has a reinsurance subsidiary, NAC Reinsurance International Limited ("NAC Re International") based in London, England, which has a branch in Sydney, Australia and a contact office in Madrid, Spain. NAC Re International writes non-U.S. international property and casualty treaty and facultative reinsurance business.

    XL Insurance Ltd, an insurance company organized under the laws of Bermuda ("XLI"), and its subsidiaries are the Company's principal insurance subsidiaries. XLI was formed in 1986 in response to a shortage of high excess liability coverage for Fortune 500 companies in the United States. In 1990, XLI formed XL Europe Insurance, an insurance company organized under the laws of the Republic of Ireland ("XLE"), to serve European clients. In 1998, XLI acquired Folksamerica General Insurance Company (renamed X.L Insurance Company of America, Inc), an insurance company domiciled in the State of New York and possessing property and casualty insurance licenses in approximately 20 states and reinsurance licenses in approximately 14 states, and formed X.L Risk Solutions, Inc., an insurance company domiciled in the State of Connecticut. XLI also has a representative office in Australia.

    XL Mid Ocean Reinsurance ("XLMORe") is organized under the laws of Bermuda. On August 7, 1998, XLMORe was formed through the merger of X.L Global Reinsurance Company, Ltd ("XLGRe") and Mid Ocean Reinsurance Company Ltd. ("MORe"). XLGRe was formed in November 1997 through the merger of X.L Reinsurance Company, Ltd. ("XLRe") and Global Capital Reinsurance Company Limited ("GCRe") following EXEL's acquisition of GCR Holdings Limited, a Cayman Islands holding company, on June 12, 1997. XLRe commenced operations on December 1, 1995 to write specialty

                                 XL CAPITAL LTD

1. HISTORY (CONTINUED)

reinsurance business. MORe and GCRe were organized in 1992 and 1993, respectively, initially to write property catastrophe reinsurance following severe hurricanes which struck the southeastern United States in the late 1980's and early 1990's. XLMORe maintains branches in London, Singapore and a European contact office in Munich.

    The Brockbank Group plc ("Brockbank") was acquired through the merger with Mid Ocean. Brockbank is a company organized under the laws of England and is a leading Lloyds managing agency which provides underwriting and similar services to five Lloyd's syndicates. Two of these syndicates are dedicated corporate syndicates ("corporate syndicates") whose capital is provided solely by the Company and its subsidiaries. Mid Ocean acquired 51% of Brockbank in December 1995 and the remaining 49% in August 1997. The two corporate syndicates, which commenced operations with effect from January 1, 1996, underwrite property, marine and energy, aviation, satellite, professional indemnity U.K motor and other specialty lines of insurance and reinsurance to a global client base. In 1998, the aggregate premium limit of the two corporate syndicates was approximately $340 million, and the total capacity under management by Brockbank was approximately $900 million. As a managing agency, Brockbank receives fees and commissions in respect of underwriting services it provides to syndicates.

    Denham Syndicate Management Limited was acquired by NAC Re during 1998 and it also provides underwriting and similar services to one corporate syndicate, whose capital is provided by the Company. This syndicate writes a specialized book of international business, concentrating on long-tail casualty and non-marine physical damage.

    The Company participates in several joint ventures of strategic importance. In general, the Company has pursued a strategy of entering into joint ventures with organizations which possess expertise in lines of business that the Company wishes to write. The Company's principal joint ventures are in the areas of financial guaranty insurance, life insurance for high net worth individuals, Latin American reinsurance, political risk insurance and currency overlay and related risk management.

    In November 1998, the Company entered into a joint venture with Financial Security Assurance Holdings Ltd., a New York corporation ("FSA"), to write certain types of financial guaranty insurance on asset-backed and municipal obligations. Under the terms of the joint venture, each of the Company and FSA formed a Bermuda insurance company in which it was the majority shareholder and made a minority investment in the company formed by its co-venturer. The Company formed and maintains majority ownership of XL Financial Assurance Ltd ("XLFA"). FSA formed and maintains majority ownership of Financial Security Assurance International Ltd. (FSAI"). Each of XLFA and FSAI has a capitalization of approximately $100 million. As part of the joint venture, the Company and FSA exchanged approximately $80 million of each other's stock, following which the Company owned approximately 6% of the issued and outstanding common stock of FSA.

    In June 1998, the Company formed Reeve Court Insurance Ltd., an insurance company organized under the laws of Bermuda, as a joint venture with such company's management for the purpose of providing life insurance to high net worth individuals.

    In October 1997, the Company and another company formed Latin American Reinsurance Company Ltd., under the laws of Bermuda ("LARe"). LARe provides multi-line reinsurance to the Latin American reinsurance market, concentrating on short-tail, multi-peril property reinsurance, and, to a lesser extent, casualty, marine, aviation and other lines of reinsurance on both a treaty and facultative basis. The Company owns approximately 75% of the outstanding shares of LARC.

                                 XL CAPITAL LTD

1. HISTORY (CONTINUED)

    In March 1997, XLI became a founding shareholder along with an affiliate of the Company and another insurance company, of Sovereign Risk Insurance Ltd. ("Sovereign"), a Bermuda-based managing general agency formed to write selected political risk insurance coverages. The Company owns 40.5% of Sovereign.

    In 1996, the Company acquired approximately 30% of Pareto Partners ("Pareto"), a firm which specializes in foreign currency overlay management and related services. At December 31, 1998, Pareto had approximately $26 billion of assets under management. The Company works closely with Pareto to develop new products and ventures.

2. SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PREPARATION

    These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with United States of America generally accepted accounting principles ("GAAP"). They include the merger with NAC Re Corp. ("NAC Re"), which occurred in June 1999, and which has been accounted for as a "pooling-of-interests" under U.S. GAAP. They are also based upon the Company's new fiscal year end of December 31. Results of operations, statements of position and cash flows include NAC Re as though it had always been a part of the Company. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts in the financial statements for prior years have been reclassified to conform with the 1998 presentation. All share amounts have been adjusted for the one-for-one stock dividend paid to shareholders of record
July 26, 1996.

    (B) PREMIUMS AND ACQUISITION COSTS

    Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Premiums are earned on a monthly pro-rata basis over the period the coverage is provided. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. Premiums written and unearned premiums are presented after deductions for reinsurance ceded to other insurance companies.

    Acquisition costs which vary with and are primarily related to the acquisition of policies, primarily commissions paid to insurance brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums and the anticipated losses, investment income and other costs related to those premiums are also considered in determining the level of acquisition costs to be deferred.

                                 XL CAPITAL LTD

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    (D) INVESTMENTS

    Investments are considered available for sale and are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments is included in accumulated other comprehensive income.

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

    Financial futures and forward currency contracts are carried at fair value, with the corresponding realized or unrealized gain or loss included in income, except in the instance of forward foreign currency contracts that are used to hedge currency risks on specific investments. Gains and losses from these contracts are deferred and included in shareholders' equity until the corresponding asset is sold.

    (E) FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign operations whose functional currency is other than the US dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is recorded, net of applicable deferred income taxes, as a separate component of accumulated other comprehensive income in shareholders' equity.

    Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income, unless the foreign currency exposure is directly hedged as discussed in note 10. Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

    (F) INVESTMENTS IN AFFILIATES

    Investments in which the Company has significant influence over the operations of its affiliates are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss for such investments in its results of operations.

                                 XL CAPITAL LTD

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (G) OTHER INVESTMENTS

    The Company accounts for its other investments on a cost basis as it has no significant influence over these entities. Investments are written down to their realizable value where management considers there is a permanent decrease in value. Income is recorded when received.

    (H) AMORTIZATION OF INTANGIBLE ASSETS

    Intangible assets recorded in connection with the Company's business combinations are amortized on a straight-line basis over the expected life of the related operations acquired. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to earnings at that time.

    (I) LOSSES AND LOSS EXPENSES

    Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses has been established by management in consultation with independent legal counsel and ceding companies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Certain workers' compensation case reserves are considered fixed and determinable and are subject to tabular reserving. Such tabular reserves are discounted using an interest rate of 7%.

    The Company recognizes as a component of loss reserves, the loss experience accounts of insurers for policies written on a multi year basis where experience accounts are a percentage of premiums net of related losses paid. Interest is earned on liable amounts and charged to investment income. In the event the insured cancels the policy, the return of the experience account is treated as a commutation if the Company was previously notified of a loss, or as a return premium if there has been no loss notification.

    The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries and is based on loss development patterns determined by reference to the Company's underwriting practices, the policy form and the experience of the relevant insurance industries.

    Management believes that the reserves for unpaid losses and loss expenses are sufficient to pay any losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company's total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

    (J) INCOME TAXES

    The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

                                 XL CAPITAL LTD

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (K) STOCK PLANS

    The Company accounts for stock compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees.". Accordingly, compensation expense for stock option grants and stock appreciation rights ("SARs") is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

    (L) STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

    (M) PER SHARE DATA

    Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. See
Note 18 for information with respect to the computation of earnings per share.

    RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the following pronouncements were introduced:

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement requires that companies report certain information about their operating segments in the interim and annual financial statements, including information about the products and services from which revenues are derived, the geographic areas of operation and information regarding major customers. The Statement defines operating segments based on internal management reporting and management's decisions about assessing performance and allocating resources. The Company has adopted this Statement. See Note 3 with respect to the Company's operating segments.

    FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This Statement does not change the recognition or measurement of pensions or post-retirement benefit plans, but standardizes disclosure requirements for pensions and other post-retirement benefits. See Note 12 with respect to the Company's retirement plans.

    FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company has not yet assessed the affect of the adoption of this standard on its financial statements.

3. SEGMENT INFORMATION

    The Company is organized into three main operating segments--insurance, reinsurance, Lloyd's syndicates--and a corporate segment that includes the investment operations of the Company.

                                 XL CAPITAL LTD

3. SEGMENT INFORMATION (CONTINUED)

INSURANCE OPERATIONS

    The insurance business is written primarily by the following; XL Insurance, XL Europe Insurance, XL Insurance Company of New York, Greenwich and Indian Harbor Insurance. Business written includes general liability, other liability (including directors and officers, professional and employment practices liability), property, program business, marine, aviation, satellite and other product lines (including customs, bond surety, political risk, financial services and specialty lines). The liability insurance is written on an excess basis and the loss experience is characterized as low frequency and high severity.

    XL Insurance, as part of the financial services business, also offers insurance and reinsurance solutions for complex financial risks. These include financial insurance and reinsurance, credit enhancement, swaps and other collateralized transactions. While each of these are unique and are tailored for the specific needs of the insured, they are typically multi-year policies. Due to the nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period. The Company has approached this market on a "net-line" perspective, but may cede a portion of some policies to third parties from time to time.

    Through Greenwich and Indian Harbor, the Company also writes primary program insurance business. The principal lines of business written include certain specialty classes such as auto warranty business and is written primarily through managing general agents and general agents.

REINSURANCE OPERATIONS

    The Company's reinsurance business is written by NAC and XLMORe.

    NAC Re and its subsidiaries are principally engaged in providing treaty and facultative reinsurance to primary insurers of casualty risks (principally general liability, professional liability, automobile and workers' compensation) and commercial and personal property risks and specialty risks (including fidelity, surety and ocean marine).

    XLMORe is a leading reinsurer writing property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other reinsurance to insurers on a worldwide basis.

    LARe, a subsidiary of XLMORe, provides multi-line reinsurance to the Latin American market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance.

    A significant portion of XLMORe's business underwritten consists of large aggregate exposures to man-made and natural disasters and generally loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's financial results. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requires that its property catastrophe contracts provide for aggregate limits and varying attachment points.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

LLOYD'S SYNDICATES

    The Lloyd's operations comprise Brockbank and Denham. Corporate syndicates managed by Brockbank write property, marine and energy, aviation and satellite, motor, professional indemnity and other specialty lines, primarily of insurance but also reinsurance. The Denham syndicate specializes in liability coverages.

    The Company evaluates performance of each segment based on net underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not consider the allocation of assets by segment. The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

                                                                     LLOYD'S
YEAR ENDED DECEMBER 31, 1998              INSURANCE   REINSURANCE   SYNDICATES   CORPORATE     TOTAL
----------------------------              ---------   -----------   ----------   ---------   ----------
Net premiums earned.....................  $410,030      $760,409     $153,852    $     --    $1,324,291
Fee and other income....................     8,244             0       14,081          --        22,325

Net losses and loss expenses............   267,823       455,583      118,111          --       841,517
Acquisition costs.......................    47,688       171,039       30,614          --       249,341
Operating expenses (1)..................    49,702        85,541       14,875      19,639       169,757
                                          --------      --------     --------    --------    ----------
Underwriting profit (loss)..............  $ 53,061      $ 48,246     $  4,333    $(19,639)   $   86,001
Net investment income...................                                          417,290       417,290
Net realized gains on investments.......                                          211,204       211,204
Equity in net earnings of affiliates....                                           50,292        50,292
Interest expense........................                                           33,444        33,444
Amortization of intangible assets.......                                           26,881        26,881
One time charges (1)....................                                           17,500        17,500
Minority interest.......................                                              749           749
Income tax expense......................                                           29,883        29,883
                                                                                 --------    ----------
Net income..............................                                         $550,690    $  656,330
                                                                                 ========    ==========

Loss and loss expense ratio.............      65.3%         59.9%        76.8%                     63.5%
Underwriting expense ratio..............      23.7%         33.7%        29.6%                     31.6%
                                          --------      --------     --------                ----------
Combined ratio..........................      89.0%         93.6%       106.4%                     95.1%
                                          ========      ========     ========                ==========

------------------------

(1) Operating expenses exclude one time charges of $17.5 million associated with the merger with Mid Ocean Limited.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

                                                                     LLOYD'S
YEAR ENDED DECEMBER 31, 1997              INSURANCE   REINSURANCE   SYNDICATES   CORPORATE     TOTAL
----------------------------              ---------   -----------   ----------   ---------   ----------
Net premiums earned.....................  $428,774      $685,984       $ --      $      0    $1,114,758

Net losses and loss expenses............   352,203       386,646         --             0       738,849
Acquisition costs.......................    55,199       142,818         --             0       198,017
Operating expenses......................    37,232        75,829         --         7,029       120,090
                                          --------      --------       ----      --------    ----------
Underwriting (loss)profit...............  $(15,860)     $ 80,691       $  0      $ (7,029)   $   57,802
Net investment income...................                                          345,115       345,115
Net realized gains on investments.......                                          410,658       410,658
Equity in net earnings of affiliates....                                           64,959        64,959
Interest expense........................                                           29,622        29,622
Amortization of intangible assets.......                                            7,403         7,403
Minority interest.......................                                              308           308
Income tax expense......................                                           32,172        32,172
                                                                                 --------    ----------
Net income..............................                                         $744,198    $  809,029
                                                                                 ========    ==========

Loss and loss expense ratio.............      82.1%         56.4%                                  66.3%
Underwriting expense ratio..............      21.6%         31.9%                                  28.5%
                                          --------      --------                             ----------
Combined ratio..........................     103.7%         88.3%                                  94.8%
                                          ========      ========                             ==========

                                                                     LLOYD'S
YEAR ENDED DECEMBER 31, 1996              INSURANCE   REINSURANCE   SYNDICATES   CORPORATE     TOTAL
----------------------------              ---------   -----------   ----------   ---------   ----------
Net premiums earned.....................  $458,499      $580,144       $ --      $     --    $1,038,643

Net losses and loss expenses............   395,366       343,692         --            --       739,058
Acquisition costs.......................    43,538       133,959         --            --       177,497
Operating expenses......................    38,321        56,068         --         5,915       100,304
                                          --------      --------       ----      --------    ----------
Underwriting (loss) profit..............  $(18,726)     $ 46,425       $ --      $ (5,915)   $   21,784
Net investment income...................                                          304,823       304,823
Net realized gains on investments.......                                          174,593       174,593
Equity in net earnings of affiliates....                                           59,084        59,084
Interest expense........................                                           22,322        22,322
Amortization of intangible assets.......                                              368           368
Minority interest.......................                                               --            --
Income tax expense......................                                           21,123        21,123
                                                                                 --------    ----------
Net income..............................                                         $488,772    $  516,471
                                                                                 ========    ==========

Loss and loss expense ratio.............      86.2%         59.2%                                  71.2%
Underwriting expense ratio..............      17.8%         32.8%                                  26.7%
                                          --------      --------                             ----------
Combined ratio..........................     104.0%         92.0%                                  97.9%
                                          ========      ========                             ==========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

SUPPLEMENTAL SEGMENT AND GEOGRAPHIC INFORMATION

    The following table is an analysis of the Company's gross premiums written, net premiums written and earned by product:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
GROSS PREMIUM WRITTEN:                                        1998         1997         1996
----------------------                                     ----------   ----------   ----------
Casualty insurance.......................................  $  411,405   $  376,837   $  559,347
Casualty reinsurance.....................................     311,057      348,402      367,080
Property catastrophe.....................................      80,420      (82,294)      65,418
Other property...........................................     315,013      258,957      273,191
Marine, energy, aviation and satellite...................     108,701       84,021       63,212
Lloyd's syndicates.......................................     162,773           --           --
Other....................................................     254,170      149,462      118,224
                                                           ----------   ----------   ----------
Total....................................................  $1,643,539   $1,135,385   $1,446,472
                                                           ==========   ==========   ==========

NET PREMIUM WRITTEN:                                            1998        1997        1996
--------------------                                         ----------   --------   ----------
Casualty insurance.........................................  $  301,362   $265,296   $  426,951
Casualty reinsurance.......................................     268,460    322,135      336,046
Property catastrophe.......................................      71,380    (82,902)      65,418
Other property.............................................     231,690    191,026      187,290
Marine, energy, aviation and satellite.....................      82,484     68,111       46,912
Lloyd's syndicates.........................................     145,691         --           --
Other......................................................     223,197    116,779      104,251
                                                             ----------   --------   ----------
Total......................................................  $1,324,264   $880,445   $1,166,868
                                                             ==========   ========   ==========

NET PREMIUMS EARNED:                                          1998         1997         1996
--------------------                                       ----------   ----------   ----------
Casualty insurance.......................................  $  287,438   $  363,967   $  406,403
Casualty reinsurance.....................................     282,245      321,394      316,431
Property catastrophe.....................................     122,583       43,519       28,561
Other property...........................................     233,405      189,159      163,044
Marine, energy, aviation and satellite...................      92,147       65,016       38,913
Lloyd's syndicates.......................................     153,852           --           --
Other....................................................     152,621      131,703       85,291
                                                           ----------   ----------   ----------
Total....................................................  $1,324,291   $1,114,758   $1,038,643
                                                           ==========   ==========   ==========

    The following table shows an analysis of the Company's net premiums written by geographical location of subsidiary:

NET PREMIUMS WRITTEN:                                           1998        1997        1996
---------------------                                        ----------   --------   ----------
Bermuda....................................................  $  534,092   $241,006   $  515,215
United States..............................................     497,364    541,362      521,876
Europe and other...........................................     292,808     98,077      129,777
                                                             ----------   --------   ----------
Total......................................................  $1,324,264   $880,445   $1,166,868
                                                             ==========   ========   ==========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

MAJOR CUSTOMERS

    During 1998, 1997 and 1996, approximately 34%, 35% and 34% of the Company's consolidated gross written premiums were generated from or placed by Marsh McLennan Companies and its subsidiaries. During 1998, 1997 and 1996, approximately 19%, 18% and 21% of the Company's consolidated gross written premiums were generated from or placed by AON Corporation and its subsidiaries. No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 1998.

4. INVESTMENTS

    Net investment income is derived from the following sources:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Fixed maturities, short-term investments and cash and cash
  equivalents...............................................  $423,612   $346,373   $308,814
Equity securities...........................................    19,596     21,046     19,744
                                                              --------   --------   --------
  Total investment income...................................   443,208    367,419    328,558
Investment expenses.........................................    25,918     22,304     23,735
                                                              --------   --------   --------
  Net investment income.....................................  $417,290   $345,115   $304,823
                                                              ========   ========   ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

4. INVESTMENTS (CONTINUED)

    The following represents an analysis of realized and the change in unrealized appreciation on investments:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Net realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains......................................  $ 445,086   $ 203,278   $  89,868
  Gross realized losses.....................................   (398,046)   (167,146)    (74,901)
                                                              ---------   ---------   ---------
    Net realized gains......................................     47,040      36,132      14,967
Equity securities:
  Gross realized gains......................................    613,186     400,751     317,650
  Gross realized losses.....................................   (463,159)    (26,225)   (158,024)
                                                              ---------   ---------   ---------
    Net realized gains......................................    150,027     374,526     159,626
  Net realized gain on sale of investment in affiliate......     14,137          --          --
                                                              ---------   ---------   ---------
    Net realized gains on investments.......................    211,204     410,658     174,593
                                                              ---------   ---------   ---------
Change in unrealized appreciation:
  Fixed maturities and short-term investments...............    (37,741)     98,212    (103,235)
  Equity securities.........................................     41,819    (102,152)     42,691
  Deferred gains on forward contracts.......................    (13,708)      8,247        (410)
  Investment portfolio of affiliates........................     (5,062)     14,535       2,743
  Change in deferred income tax liability...................       (722)    (12,609)      2,014
                                                              ---------   ---------   ---------
Net change in unrealized appreciation
  on investments............................................    (15,414)      6,233     (56,197)
                                                              ---------   ---------   ---------
    Total net realized and change in unrealized appreciation
      on investments........................................  $ 195,790   $ 416,891   $ 118,396
                                                              =========   =========   =========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

4. INVESTMENTS (CONTINUED)

    The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows:

                                                   COST OR       GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED     MARKET
DECEMBER 31, 1998                                    COST        GAINS        LOSSES       VALUE
-----------------                                 ----------   ----------   ----------   ----------
Fixed maturities:
  U.S. Government and Government agency.........  $1,876,198    $ 19,878    $  (5,310)   $1,890,766
  Corporate.....................................   3,605,183      80,085      (83,383)    3,601,885
  U.S States and political subdivisions of the
    States......................................   1,265,247      60,279       (1,300)    1,324,226
  Non-U.S. Sovereign Government.................     687,096      27,229      (18,299)      696,026
                                                  ----------    --------    ---------    ----------
    Total fixed maturities......................  $7,433,724    $187,471    $(108,292)   $7,512,903
                                                  ==========    ========    =========    ==========
Short-term investments:
  U.S. Government and Government agency.........  $   27,816    $    128    $      --    $   27,944
  Corporate.....................................     200,204          69         (284)      199,989
  Non-U.S. Sovereign Government.................      18,065          --         (107)       17,958
                                                  ----------    --------    ---------    ----------
    Total short-term investments................  $  246,085    $    197    $    (391)   $  245,891
                                                  ==========    ========    =========    ==========
Total equity securities.........................  $1,127,590    $242,798    $ (71,290)   $1,299,098
                                                  ==========    ========    =========    ==========

DECEMBER 31, 1997
------------------------------------------------
Fixed maturities:
  U.S. Government and Government agency.........  $1,130,190    $ 13,585    $    (958)   $1,142,817
  Corporate bonds...............................   1,970,780      68,780      (13,343)    2,026,217
  U.S States and political subdivisions of the
    States......................................   1,200,314      51,892       (1,233)    1,250,973
  Non-U.S. Sovereign Government bonds...........     735,413      18,673      (20,306)      733,780
                                                  ----------    --------    ---------    ----------
    Total fixed maturities......................  $5,036,697    $152,930    $ (35,840)   $5,153,787
                                                  ==========    ========    =========    ==========
Short-term investments:
  U.S. Government and Government agency.........  $   75,442    $      8    $      --    $   75,450
  Corporate bonds...............................     336,535         187         (203)      336,519
  Non-U.S. Sovereign Government bonds...........      11,358          --         (356)       11,002
                                                  ----------    --------    ---------    ----------
    Total short-term investments................  $  423,335    $    195    $    (559)   $  422,971
                                                  ==========    ========    =========    ==========
Total equity securities.........................  $  856,162    $182,902    $ (53,213)   $  985,851
                                                  ==========    ========    =========    ==========

    The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          DECEMBER 31, 1998
                                                       -----------------------
                                                       AMORTIZED      MARKET
                                                          COST        VALUE
                                                       ----------   ----------
Due after 1 through 5 years..........................  $2,390,830   $2,397,734
Due after 5 through 10 years.........................   2,104,804    2,139,561
Due after 10 through 15 years........................   1,910,707    1,935,506
Mortgage-backed securities...........................   1,027,383    1,040,102
                                                       ----------   ----------
                                                       $7,433,724   $7,512,903
                                                       ==========   ==========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

4. INVESTMENTS (CONTINUED)

    At December 31, 1998, approximately $92 million of securities were on deposit with various U.S. state or government insurance departments in order to comply with insurance regulations.

    Through its subsidiaries, the Company has two facilities available for the issuance of letters of credit, which were up to a value of $825 million at December 31, 1998. These facilities are collateralized against the Company's investment portfolio. At December 31, 1998, approximately $348.9 million of letters of credit were issued and outstanding under these facilities.

    Included in cash and invested assets at December 31, 1998, are approximately $22.4 million of assets held in a "holding company" escrow account arising from a tax allocation agreement between NAC Re and its domestic subsidiaries.

5. INVESTMENTS IN AFFILIATES

    The following investments are accounted for on the equity basis:

    The Company owned 27.9% of the issued shares of Risk Capital
Holdings, Inc., ("RCHI") as at December 31, 1998 and 1997, respectively. Outstanding share warrants if exercised would dilute the Company's ownership to 22.1% as at December 31, 1998. RCHI commenced operations on November 6, 1995. RCHI provides reinsurance and other forms of capital for insurance companies with capital needs that cannot be met by reinsurance alone.

    The Company owns 30% of Pareto Partners, a partnership engaged in the business of providing investment advisory and discretionary management services.

    On November 3, 1998 XL and FSA formed Financial Security Assurance International Ltd. ("FSAI") under the laws of Bermuda. FSAI was capitalized with $100 million, of which FSA and XL contributed 80% and 20% respectively. FSAI will focus on financial guaranty insurance and reinsurance opportunities. As of December 31, 1998 no contracts had been written.

    The Company owned 29.1% of the issued voting shares and 24.8% of the total issued shares of Mid Ocean as at December 31, 1997. The Company accounted for its share of Mid Ocean's earnings to July 31, 1998 on an equity basis. Subsequent to this date, Mid Ocean was acquired by the Company and has been consolidated as a wholly owned subsidiary of XL.

    In June 1997, XLI acquired 21% of Venton from the Trident Partnership L.P., of which XL is a 10.7% limited partner. VHL manages three syndicates at Lloyd's of London which underwrite non-marine, marine and all main classes of business, respectively. On October 23, 1998, XL sold its investment in VHL to an unrelated third party for $41.4 million cash, realizing a net gain of $14.1 million.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END.

a) NAC RE CORP.

    On June 18, 1999, the Company completed its merger with NAC Re Corp. ("NAC Re") in an all stock transaction. Shareholders of NAC Re received 0.915 Company share for each NAC Re share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction. The merger transaction has been accounted for as a pooling of interests under U.S GAAP. Accordingly, all prior period results of operations, statement of position and cash flows include the results of NAC Re as though it had always been a part of the Company.

    Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. No adjustments were necessary to conform NAC Re's accounting policies and certain reclassifications have been made to the NAC Re financial statements to conform to the Company's presentation.

    The following table presents a reconciliation of the total revenues, net income, and earnings per share of the Company as previously reported as adjusted for the change in fiscal year end, together with the combined results of NAC Re:

                                                                                         CONSOLIDATED
                                                          CONSOLIDATED    CONSOLIDATED   SHAREHOLDERS'
DECEMBER 1998                                            TOTAL REVENUES    NET INCOME       EQUITY
-------------                                            --------------   ------------   -------------
XL Capital--year end November 30, 1998 as previously
  reported.............................................    $1,217,648       $587,663      $4,817,880
Less one month December 31, 1997.......................        93,835         57,168              --
Add one month December 31, 1998........................       202,210         29,785          43,998
                                                           ----------       --------      ----------
XL Capital--year end December 31, 1998 as adjusted
  before combination with NAC Re.......................     1,326,023        560,280       4,861,878
NAC Re--year end December 31, 1998.....................       699,379         96,050         750,725
                                                           ----------       --------      ----------
Combined results--year end December 31, 1998...........    $2,025,402       $656,330      $5,612,603
                                                           ==========       ========      ==========

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              --------------   ----------------
XL Capital--year end November 30, 1998 as previously
  reported..................................................      $6.32             $6.20
                                                                  =====             =====
XL Capital--year end December 31, 1998 as adjusted before
  combination with NAC Re...................................      $5.88             $5.77
NAC Re--year end December 31, 1998 (1)......................      $5.74             $5.22
Weighted average combined earnings per share as adjusted....      $5.86             $5.68
                                                                  =====             =====

------------------------

(1) After giving effect to the exchange of 0.915 Company share for each NAC Re share.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END. (CONTINUED)

                                                                                         CONSOLIDATED
                                                          CONSOLIDATED    CONSOLIDATED   SHAREHOLDERS'
DECEMBER 1997                                            TOTAL REVENUES    NET INCOME       EQUITY
-------------                                            --------------   ------------   -------------
XL Capital--year end November 30, 1997 as previously
  reported.............................................    $1,159,026       $676,961      $2,479,130
Less one month December 31, 1996.......................        57,743         20,777              --
Add one month December 31, 1997........................        93,835         57,168          59,558
                                                           ----------       --------      ----------
XL Capital--year end December 31, 1997 as adjusted
  before combination with NAC Re.......................     1,195,118        713,352       2,538,688
NAC Re--year end December 31, 1997.....................       740,372         95,677         657,061
                                                           ----------       --------      ----------
Combined results--year end December 31, 1997...........    $1,935,490       $809,029      $3,195,749
                                                           ==========       ========      ==========

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              --------------   ----------------
XL Capital--year end November 30, 1997 as previously
  reported..................................................      $7.95             $7.84
                                                                  =====             =====
XL Capital--year end December 31, 1997 as adjusted before
  combination with NAC Re...................................      $8.40             $8.30
NAC Re--year end December 31, 1997 (1)......................      $5.69             $5.21
Weighted average combined earnings per share, as
  adjusted..................................................      $7.95             $7.74
                                                                  =====             =====

------------------------

(1) After giving effect to the exchange of 0.915 Company share for each NAC Re share.

                                                                                         CONSOLIDATED
                                                          CONSOLIDATED    CONSOLIDATED   SHAREHOLDERS'
DECEMBER 1996                                            TOTAL REVENUES    NET INCOME       EQUITY
-------------                                            --------------   ------------   -------------
XL Capital--year end November 30, 1996 as previously
  reported.............................................    $  981,951       $494,313      $2,116,038
Less one month December 31, 1995.......................       112,792         69,139              --
Add one month December 31, 1996........................        57,743         20,777         (31,774)
                                                           ----------       --------      ----------
XL Capital--year end December 31, 1996 as adjusted
  before combination with NAC Re.......................       926,902        445,951       2,084,264
NAC Re--year end December 31, 1996.....................       650,241         70,520         553,269
                                                           ----------       --------      ----------
Combined results--year end December 31,1996............    $1,577,143       $516,471      $2,637,533
                                                           ==========       ========      ==========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END. (CONTINUED)

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              --------------   ----------------
XL Capital--year end November 30, 1996 as previously
  reported..................................................      $5.45             $5.41
                                                                  =====             =====
XL Capital--year end December 31, 1996 as adjusted before
  combination with NAC Re...................................      $4.95             $4.92
NAC Re--year end December 31, 1996 (1)......................      $4.09             $3.83
Weighted average combined earnings per share, as
  adjusted..................................................      $4.81             $4.73
                                                                  =====             =====

------------------------

(1) After giving effect to the exchange of 0.915 Company share for each NAC Re share.

b) MID OCEAN LIMITED

    In August 1998, the Company merged with Mid Ocean Limited ("Mid Ocean"). Shareholders of Mid Ocean received 1.0215 Company share for each Mid Ocean share subject to a cash election option which was taken up of $96 million. The merger with Mid Ocean was accounted for as a purchase under U.S. GAAP and as such, results of operations of Mid Ocean are included from August 1, 1998 which was deemed the closing date of the transaction. The total purchase price was $2.2 billion, the fair value of Mid Ocean's net assets not already owned by the Company was $0.9 billion with the balance of $1.3 billion representing goodwill which is being amortized over 40 years. On August 1, 1998 the following items were in the consolidated balance sheet of Mid Ocean:

Investments available for sale..............................  $1,668,224
Premiums receivable.........................................     445,540
Other assets................................................     442,831
Total assets................................................   2,556,595
Unpaid loss and loss expense reserves.......................     595,261
Unearned premium............................................     458,994
Total liabilities...........................................   1,195,835
Shareholders' equity........................................   1,360,760

    Cash and cash equivalents totaling $137 million is included in other assets. The net cash acquired as a result of this merger was $41 million.

    See note 21 for further details.

b) GCR HOLDINGS LIMITED

    In June 1997, the Company acquired GCR Holdings Limited ("GCR") in an all cash transaction. The acquisition was accounted for as a purchase under US GAAP, accordingly results of operations of GCR are included from the closing date of the transaction. The total purchase price was $667 million, the fair value of GCR's net assets was $402 million, with the balance of $265 million representing goodwill which is being amortized over 20 years.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

7. LOSSES AND LOSS EXPENSES

    Unpaid losses and loss expenses comprise:

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Reserve for reported losses and loss expenses............  $2,062,046   $1,416,745   $1,302,263
Reserve for losses incurred but not reported.............   2,834,597    2,555,631    2,321,071
                                                           ----------   ----------   ----------
Unpaid losses and loss expenses..........................  $4,896,643   $3,972,376   $3,623,334
                                                           ==========   ==========   ==========

    Losses and loss expenses incurred comprise:

Loss and loss expense payments...........................    $849,777     $560,542     $575,510
Change in unpaid losses and loss expenses................     285,775      344,580      348,014
Reinsurance recoveries...................................    (294,033)    (166,273)    (184,466)
                                                           ----------   ----------   ----------
Losses and loss expenses incurred........................    $841,517     $738,849     $739,058
                                                           ==========   ==========   ==========

    The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid loss and loss expenses for the years indicated:

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Unpaid losses and loss expenses at beginning of year.....  $3,972,376   $3,623,334   $3,238,156
Unpaid losses and loss expenses recoverable..............    (363,716)    (457,373)    (339,748)
                                                           ----------   ----------   ----------
Net unpaid losses and loss expenses at beginning of
  year...................................................   3,608,660    3,165,961    2,898,408
Net losses and loss expenses incurred in respect of
  losses occurring in:
      Current year.......................................   1,085,161    1,056,228      757,934
      Prior year.........................................    (243,644)    (317,379)     (18,876)
                                                           ----------   ----------   ----------
    Total net incurred loss and loss expenses............     841,517      738,849      739,058
Interest incurred on experience reserves.................       1,798          866        1,752
Net loss reserves acquired...............................     580,879       34,593       28,687
Net loss and loss expenses paid in respect of losses
  occurring in:
      Current year.......................................     271,738       97,954       56,080
      Prior year.........................................     458,433      233,655      445,864
                                                           ----------   ----------   ----------
    Total net paid losses................................     730,171      331,609      501,944
Net unpaid losses and loss expenses at end of year.......   4,302,683    3,608,660    3,165,961
Unpaid losses and loss expenses recoverable..............     593,960      363,716      457,373
                                                           ----------   ----------   ----------
Unpaid losses and loss expenses at end of year...........  $4,896,643   $3,972,376   $3,623,334
                                                           ==========   ==========   ==========

    The 1998 current year increase in net losses incurred and paid reflects the inclusion of the operations of Mid Ocean acquired on August 7, 1998. These operations incurred $257.6 million in net losses in 1998. These losses were largely attributable to Hurricane Georges and SwissAir.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

7. LOSSES AND LOSS EXPENSES (CONTINUED)

    Business written by the Company is primarily characterized as low frequency but high severity in nature. This may result in significant volatility in the Company's financial results.

    Several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other insurance operations. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies and the expectation that losses in excess of the attachment level of the Company's policies generally will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

    Prior year incurred losses in 1998 were effected mainly by the release of insurance reserves established for the Company's professional lines. These reserves were reduced in accordance with updated actuarially determined reserves. In addition, reserves were released on specialty cover insurance policies for the years 1995 through 1997 due to the absence of losses that would affect the Company's layers. The Company also experienced, in 1998, favorable development of its casualty reinsurance business written in 1996 and 1997. Actuarial assumptions used to establish the liability for losses and loss expenses are periodically adjusted to reflect comparisons to actual loss and loss expense development, inflation and other considerations.

    The high level of the 1997 current year incurred losses was primarily due to three new major 1997 casualty indemnity reserves established. Historically, such losses have not emerged this quickly. Should actual loss activity prove to be different these reserves will be adjusted accordingly. The reduction in 1997 prior year losses was due to a release of $317.4 million in reserves that related to prior years in accordance with updated actuarial estimates across all insurance lines.

    The Company's net incurred losses and loss expenses includes a provision of $1.2 million, $3.7 million and $1.2 million in 1998, 1997 and 1996 respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to reinsurance ceded for casualty business written prior to 1986. Included in unpaid losses and loss expenses at December 31, 1998, 1997 and 1996 is a reserve for potential non-recoveries from reinsurers of $14.5 million, $13.8 million and $12.7 million, respectively.

    Except for certain workers' compensation unpaid losses, the Company does not discount its liabilities for unpaid losses and loss expenses. The Company utilizes tabular reserving for workers' compensation unpaid losses that are considered fixed and determinable and discounts such losses using an interest rate of 7% for financial statements prepared in accordance with GAAP and a 5% interest rate for U.S statutory accounting purposes. The tabular reserving methodology results in applying a uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 1998, 1997 and 1996 were $61.3 million, $42.4 million and $35.8 million, respectively. The related discounted unpaid losses and loss expenses were $20.7 million, $16.1 million and $15.0 million as of December 31, 1998, 1997 and 1996, respectively.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

7. LOSSES AND LOSS EXPENSES (CONTINUED)

ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

    The Company's reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

    A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net unpaid losses and loss expenses at beginning of year....  $32,767    $28,500    $22,029
                                                              -------    -------    -------
Net incurred loss and loss expenses.........................    5,541      8,067     10,683
Less net paid losses and loss expenses......................    3,458      3,800      4,212
                                                              -------    -------    -------
Net increase in unpaid losses and loss expenses.............    2,083      4,267      6,471
Net unpaid losses and loss expenses at end of year..........   34,850     32,767     28,500
Unpaid losses and loss expenses recoverable at end of
  year......................................................   43,211     37,905     32,584
                                                              -------    -------    -------
Gross unpaid losses and loss expenses at end of year........  $78,061    $70,672    $61,084
                                                              =======    =======    =======

    Incurred but not reported (IBNR) losses, net of reinsurance, included in the above table was $17.0 million in 1998, $16.6 million in 1997 and $13.4 million in 1996. Unpaid losses recoverable are net of potential uncollectable amounts.

    As of December 31, 1998 and 1997, the Company had approximately 400 and 380 open claim files, respectively, for potential asbestos exposures and 760 and 840 open claim files, respectively, for potential environmental exposures. Approximately 51% and 49% of the open claim files for 1998 and 1997, respectively, are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company.

    The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues which would materially affect its estimate for losses and loss expenses. The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; ii) the lack of reliability of available historical claims data as an indicator of future claims development; iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As these uncertainties are resolved, additional reserve provisions, which could be material in amount, may be necessary.

8. REINSURANCE

    The Company, through its subsidiaries, utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

8. REINSURANCE (CONTINUED)

and retrocession agreements provide for recovery of a portion of loss and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements.

    A quota share reinsurance policy exists with several U.S. reinsurers covering general liability insurance risks only. Under the terms of this reinsurance, the Company ceded either 20% or 25% of each risk depending upon the underlying limit written. The maximum amount recoverable from the reinsurers is the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 225% of the total premium ceded.

    There are a limited amount of retrocession agreements in place for the Company's short tail reinsurance business assumed. Coverages in place have related to common account reinsurance on proportional contracts written and "high level" property catastrophe excess of loss protection. For the long tail casualty reinsurance business written, several reinsurance policies are in place to limit the Company's retention on any one claim and also for multiple claims arising from two or more risks in a single occurrence or event.

    The Company's Lloyd's syndicates have traditionally purchased a significant amount of reinsurance to protect against extraordinary loss and/or loss involving one or more of the lines of business written. Reinsurance is purchased on an excess of loss and quota share basis.

    The effect of reinsurance and retrocessional activity on premiums written and earned is shown below:

                                          PREMIUMS WRITTEN                       PREMIUMS EARNED
                                       YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                 -----------------------------------   ------------------------------------
                                    1998        1997         1996         1998         1997         1996
                                 ----------   ---------   ----------   ----------   ----------   ----------
Direct.........................     779,551     517,773      658,369      672,871      537,070      561,948
Assumed........................     863,988     617,612      788,103      926,730      783,116      702,079
Ceded..........................    (319,275)   (254,940)    (279,604)    (275,310)    (205,428)    (225,384)
                                 ----------   ---------   ----------   ----------   ----------   ----------
Net............................  $1,324,264   $ 880,445   $1,166,868   $1,324,291   $1,114,758   $1,038,643
                                 ==========   =========   ==========   ==========   ==========   ==========

    The Company recorded reinsurance recoveries on loss and loss expenses incurred of $294.0 million, $166.3 million and $184.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company has the following reinsurance balances recorded at December 31, 1998 and 1997:

                                                                1998       1997
                                                              --------   --------
Unpaid losses and loss expenses recoverable.................  $593,960   $363,716
Reinsurance balances receivable.............................   124,771     10,646
Reinsurance balances payable................................  $183,660   $102,753

    Increases in all of the above balances in 1998 over 1997 is primarily due to the acquisition of Mid Ocean. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $130 million at December 31, 1998, collateralizing reinsurance recoverables with respect to certain retrocessionnaires.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

9. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

    As at December 31, 1998, the Company and its subsidiaries had bank and loan facilities available from a variety of resources including commercial banks totaling $2.24 billion of which $613.9 million was outstanding. In addition $348.9 million of letters of credit were outstanding, most of which were collateralized by the Company's investment portfolio, primarily supporting U.S. non admitted business and the Company's Lloyd's capital requirements. The financing structure at December 31, 1998 was as follows:

FACILITY                                                      COMMITMENT   IN USE/OUTSTANDING
--------                                                      ----------   ------------------
DEBT:
Company term note...........................................   $   11.0          $ 11.0
3 facilities of 364 day Revolvers--total....................      700.0           113.0
2 facilities of 5 year Revolvers--total.....................      350.0           190.0
NAC Re 7.15% Senior Notes due 2005..........................      100.0            99.9
NAC Re 8% Senior Notes due 1999.............................      100.0           100.0
NAC Re 5.25% Convertible Subordinated Debentures due 2002...      100.0           100.0
                                                               --------          ------
                                                               $1,361.0          $613.9
                                                               ========          ======
LETTERS OF CREDIT:
3 facilities--total                                            $  876.0          $348.9
                                                               ========          ======

    The one-year facilities are provided by two syndicates of banks where the borrowings are unsecured, and by a U.S. bank where the borrowings are collateralized and guaranteed by a subsidiary of the Company. Amounts borrowed and outstanding at December 31, 1998 under these facilities were used primarily to fund the Company's U.S. operations. The weighted average interest rate on the funds borrowed during 1998 was approximately 5.9%.

    The two five year facilities are provided by two syndicates of banks and borrowings are unsecured. The amount of $190 million outstanding at December 31, 1998 relates to the balance remaining from $300 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998. The weighted average interest rate on funds borrowed during 1998 was approximately 5.7%

    In late 1995, NAC Re issued $100 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

    NAC Re's $100 million of 5.25% Convertible Subordinated Debentures due December 15, 2002, were issued in December 1992 through a private offering. The Debentures were called in June 1999 and converted to approximately 1.8 million of the Company's shares.

    NAC Re's $100 million of 8% Senior Notes due June 15, 1999 were issued in June 1992 through a public offering. These Notes were repaid in June 1999 through additional borrowings and internal funds.

    Total pre tax interest expense on the borrowings described above was $33.4 million, $29.6 million and $22.3 million for the years ended December 31, 1998, 1997 and 1996 respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance.

    The Company has three letter of credit facilities available, two from a syndicate of banks and one from a U.K. bank. These facilities are used to collateralize certain reinsured's premium and unpaid loss reserves with the Company and for Lloyd's capital requirements of the Company's corporate syndicates. The letters of credit outstanding at December 31, 1998 of $348.9 million were collateralized against the Company's investment portfolio.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

10. COMMITMENTS AND CONTINGENCIES

A)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company invests in derivative instruments, such as foreign currency forward contracts, and futures for purposes other than trading. These derivative instruments are used for foreign currency exposure management and to obtain exposure to specific financial markets.

    I)  FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments on an overlay basis. The fair value of the Company's foreign currency denominated investments as at December 31, 1998 was $36.3 million. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses recognized on them are recorded as a component of net realized gains and losses in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At December 31, 1998, forward foreign exchange contracts with notional principal amounts totaling
$322.4 million were outstanding. The fair value of these contracts as at December 31,1998, was $316.2 million with unrealized losses of $6.2 million. Gains of $17.0 million were realized during the year.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At December 31, 1998, the value of such contracts outstanding was not material.

    The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At December 31, 1998, the Company had, as hedges, foreign contracts for the sale of $37.5 million and the purchase of $0.1 million of foreign currencies at fixed rates, primarily New Zealand dollars (42% of net contract value), Norwegian Kroner (34%) and British pounds (11%). The market value of foreign currency fixed maturities held by the Company as at December 31, 1998 was $36.3 million.

    Unrealized foreign exchange gains or losses on foreign exchange contracts hedging non-U.S. Dollar fixed maturity investments are deferred and included in shareholders' equity. As at December 31, 1998, unrealized deferred losses amounted to $1.3 million, and were offset by corresponding increases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at December 31, 1998, realized deferred losses amounted to $0.7 million.

    The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

the notional principal amounts and the associated market value is the Company's maximum credit exposure.

    II)  FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31 1998, the portfolio held $148.2 million in exposure to S&P 500 Index futures and underlying assets of $149.6 million. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended December 31, 1998, net realized gains from index futures totaled $23.2 million.

    Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At December 31, 1998, bond and stock index futures outstanding were $235.6 million, with underlying investments having a market value of $2.1 billion. All managers are prohibited by the Company's investment guidelines from leveraging their positions.

B)  CONCENTRATIONS OF CREDIT RISK

    The Company's investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 1998.

C)  OTHER INVESTMENTS

    The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $33.3 million and $27.2 million as at December 31, 1998 and 1997, respectively, with commitments to invest a further $138.7 million over the next ten years. The Company received income from its investments of $3.6 million and $4.3 million for the years ended December 31, 1998 and 1997, respectively. The Company continually reviews the performance of the partnerships to ensure there is no decrease in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

D)  PROPERTIES

    The Company rents space for its principal executive offices under leases which expire up to 2016. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $9 million, $7 million and $6 million, respectively. Future minimum rental commitments under existing leases are expected to be approximately $9 million annually. In 1997 the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of the development, including the land, is expected to be approximately $110 million, of which $25 million has been spent to December 31, 1998. It is estimated that the development will be completed

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

sometime in 2001. Upon completion of the development, it is expected that the Company's rental commitments will be reduced.

11. SHARE CAPITAL

(A) AUTHORIZED AND ISSUED

    The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A shares are entitled to one vote for each share held while class B shares are not entitled to vote. In all other respects, Class A and B shares rank PARI PASSU.

    The following table is a summary of shares issued and outstanding:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Balance--beginning of year.......................  101,282    104,192    112,222
Exercise of options..............................      425        503        627
Issuance of restricted shares....................      289        173        478
Repurchase of shares.............................   (3,443)    (3,586)    (9,135)
Issuance of Class A shares.......................   27,076         --         --
Issuance of Class B shares.......................    3,116         --         --
                                                   -------    -------    -------
Balance--end of year.............................  128,745    101,282    104,192
                                                   =======    =======    =======

    The issuance of Class A shares was in exchange for Mid Ocean Limited shares and Financial Security Assurance Holdings Ltd. shares. The issuance of Class B shares was in exchange for the Mid Ocean Limited Class B and Class C shares.

(B) SHARE REPURCHASES

    The Company has had several stock repurchase plans in the past as part of its capital management. In June 1999, the Board of Directors rescinded the Company's share repurchase plans.

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

    Restricted stock awards issued under the 1991 Performance Incentive Program plan vest over a five year period from the date of grant. These shares contained certain restrictions, for said period, relating to among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair market value on the date of the grant is charged to shareholders' equity and subsequently amortized

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

11. SHARE CAPITAL (CONTINUED)

over the five-year restriction period. Restricted stock issued under the plan totaled 147,836 shares, 91,000 shares and 286,300 shares in 1998, 1997 and 1996, respectively. Restricted stock awards granted by NAC Re prior to the merger amounted to 23,700, 65,300 and 52,700 for the same respective periods. Vesting for such shares generally occur over a six year period.

    The Company also has stock plans in place for its non-employee directors. The "Stock and Option Plan", issues non-qualified options to the directors--4,000 shares at the commencement of their directorship and 2,000 shares each year thereafter. On December 3, 1997, 5,000 options were granted to each director. All options vest immediately on grant date. Effective April 11, 1997 all options granted to Non-Employee Directors are granted under the 1991 Performance Incentive Program. Directors may also may make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of shares calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. Each anniversary thereafter, 20% of these shares are distributed. Shares issued under the plan totaled 2,737, 3,048 and 4,048 in 1998, 1997 and 1996, respectively.

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

    As a result of the merger with Mid Ocean Limited during August 1998, 791,573 Mid Ocean options were converted to options of XL Capital Ltd. These are 10 year options that generally vest over 3 years.

    Following the merger with NAC Re, new option plans were created in the Company to adopt the NAC Re plans. Under such plans, the Company had the authority to grant up to 3,362,625 options at December 31, 1998, of which 1,189,500 options related to a plan implemented in 1997. Options generally have a five or six year vesting schedule, with the majority expiring 10 years from the date of grant; the remainder having no expiration. A stock plan is also maintained for non-employee directors. Under such plan, NAC Re had the authority to grant up to 343,125 options at December 31, 1998. Options expire 10 years from the date of grant and are fully exercisable six months after their grant date.

(D) FAS 123 PRO FORMA DISCLOSURE

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". Had the Company adopted the accounting provisions of SFAS
No. 123, compensation costs would have been determined based on the fair value of

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

11. SHARE CAPITAL (CONTINUED)

the stock option awards granted in 1998, 1997 and 1996, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Net income--as reported.......................  $656,330   $809,029   $516,471
Net income--pro-forma.........................  $635,239   $798,140   $511,660
Basic earnings per share--as reported.........     $5.86      $7.95      $4.81
Basic earnings per share--pro-forma...........     $5.67      $7.85      $4.77
Diluted earnings per share--as reported.......     $5.68      $7.74      $4.73
Diluted earnings per share--pro-forma.........     $5.47      $7.60      $4.66

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  1998        1997        1996
                                                ---------   ---------   ---------
Dividend yield................................      1.81%       1.89%       1.85%
Risk free interest rate.......................      4.76%       5.51%       5.36%
Expected volatility...........................     24.72%      23.49%      22.42%
Expected lives................................  9.2 years   9.0 years   9.0 years

    Total stock based compensation recognized in net income was $5.8 million in 1998, $5.2 million in 1997 and $2.4 million in 1996.

(E) OPTIONS

    Following is a summary of stock options and related activity:

                                             1998                   1997                   1996
                                     --------------------   --------------------   --------------------
                                                 AVERAGE                AVERAGE                AVERAGE
                                     NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                     ---------   --------   ---------   --------   ---------   --------
Outstanding--beginning of year.....  5,744,063   $ 35.28    5,271,579    $29.27    3,920,192    $24.91
Granted............................  1,749,885   $ 68.27    1,036,305    $57.20    1,695,385    $38.32
Granted--Mid Ocean conversion......    791,573   $ 72.44           --    $   --           --    $   --
Exercised..........................   (425,251)  $ 30.06     (506,891)   $19.99     (277,242)   $15.69
Canceled...........................   (174,856)  $ 40.12      (56,930)   $40.97      (66,756)   $36.63
                                     ---------              ---------              ---------
Outstanding--end of year...........  7,685,414   $ 46.79    5,744,063    $35.28    5,271,579    $29.27
Options exercisable................  4,288,434              3,043,676              2,495,345
                                     =========              =========              =========
Options available for grant........  2,455,190 *            4,082,135 *            4,073,265 *
                                     =========              =========              =========

------------------------

* Available for grant includes shares which may be granted on either stock options or restricted stock.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

11. SHARE CAPITAL (CONTINUED)

(F) VOTING

    XL's Articles of Association restrict the voting power of any person to less than 10% of total voting power.

(G) SHARE RIGHTS PLAN

    Rights to purchase Ordinary Shares were distributed as a dividend at the rate of one Right for each outstanding Ordinary Share held of record as of the close of business on October 31, 1998. Each Right entitles holders of XL Ordinary Shares to buy one ordinary share at an exercise price of $350.00. The Rights would be exercisable, and would detach from the Ordinary Shares, only if a person or group were to acquire 20 percent or more of XL's outstanding Ordinary Shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20 percent or more of XL's Ordinary Shares. Upon a person or group without prior approval of the Board acquiring 20 percent or more of XL's Ordinary Shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL Ordinary Shares (or, in certain circumstances, Ordinary Shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Ordinary Shares being authorized and unissued for issuance upon exercise of the Rights.

12. RETIREMENT PLANS

    The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities

    Through XLI and XLMORe in Bermuda, a qualified defined contribution plan exists which is managed externally and whereby employees and the Company contribute a certain percentage of the employee's gross salary into the plan each month. The Company's contribution generally vests over 5 years.

    At NAC Re, a qualified non-contributory defined benefit pension plan exists to cover substantially all its U.S. employees, the "NAC Re defined benefit plan". Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment.

    Under the NAC Re defined benefit plan, the Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company's qualified plan are curtailed due to Internal Revenue Code limitations.

    The projected benefit obligation, accumulated benefit obligation and fair value of the assets for the NAC Re defined benefit plan with accumulated benefit obligations in excess of the plan assets were $5.0 million, $2.5 million and $0, respectively as of December 31, 1998 and $4.1 million, $2.1 million and $0 as of December 31, 1997, respectively. The discount rates used in determining the actuarial present value

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

12. RETIREMENT PLANS (CONTINUED)

of benefit obligations were 6.5% and 6.75% for 1998 and 1997, respectively. The rate of increase for future compensation levels was 5.5% for both 1998 and 1997. The assumed rate of return on plan assets was 9.0% for 1998 and 8.5% for 1997.

    NAC Re also maintain a qualified contributory defined contribution plan for substantially all its U.S. employees and a qualified non contributory defined contribution plan for all its U.K. employees.

    The Company's expenses for its retirement plans is not material.

13. OTHER COMPREHENSIVE INCOME

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that a company classify items that meet the definition of components of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of the statement of financial position. Comprehensive income includes all changes in equity during a period resulting from transactions and other events from non-owner sources. Reclassification of prior period financial statements is required for comparative purposes.

    The balances of each classification, net of deferred taxes, within accumulated other comprehensive income is as follows:

                                                NET UNREALIZED    FOREIGN CURRENCY
                                                APPRECIATION ON     TRANSLATION       ACCUMULATED OTHER
                                                  INVESTMENTS       ADJUSTMENTS      COMPREHENSIVE INCOME
                                                ---------------   ----------------   --------------------
YEAR ENDED DECEMBER 31, 1998
Beginning balance.............................     $245,482            $5,989              $251,471
Current year change...........................      (15,414)             (872)              (16,286)
                                                   --------            ------              --------
Ending balance................................     $230,068            $5,117              $235,185
                                                   ========            ======              ========

YEAR ENDED DECEMBER 31, 1997
Beginning balance.............................     $239,249            $8,377              $247,626
Current year change...........................        6,233            (2,388)                3,845
                                                   --------            ------              --------
Ending balance................................     $245,482            $5,989              $251,471
                                                   ========            ======              ========

YEAR ENDED DECEMBER 31, 1996
Beginning balance.............................     $295,446            $1,017              $296,463
Current year change...........................      (56,197)            7,360               (48,837)
                                                   --------            ------              --------
Ending balance................................     $239,249            $8,377              $247,626
                                                   ========            ======              ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

13. OTHER COMPREHENSIVE INCOME (CONTINUED)

    The related tax effects allocated to each component of other comprehensive income were as follows:

                                                              BEFORE TAX   TAX EXPENSE   NET OF TAX
                                                                AMOUNT      (BENEFIT)      AMOUNT
                                                              ----------   -----------   ----------
YEAR ENDED DECEMBER 31, 1998
Unrealized gains (losses) on investments:
  Unrealized gains arising during year......................   $196,512      $ 12,998     $183,514
  Less reclassification adjustment for gains realized in
    income..................................................    211,204        12,276      198,928
                                                               --------      --------     --------
Net unrealized losses.......................................    (14,692)          722      (15,414)
Foreign currency translation adjustments....................     (1,342)         (470)        (872)
                                                               --------      --------     --------
Other comprehensive income..................................   $(16,034)     $    252     $(16,286)
                                                               ========      ========     ========

YEAR ENDED DECEMBER 31, 1997
Unrealized gains (losses) on investments:
  Unrealized gains arising during year......................   $429,500      $ 27,291     $402,209
  Less reclassification adjustment for gains realized in
    income..................................................    410,658        14,682      395,976
                                                               --------      --------     --------
Net unrealized gains (losses)...............................     18,842        12,609        6,233
Foreign currency translation adjustments....................     (3,674)       (1,286)      (2,388)
                                                               --------      --------     --------
Other comprehensive income..................................   $ 15,168      $ 11,323     $  3,845
                                                               ========      ========     ========

YEAR ENDED DECEMBER 31, 1996
Unrealized gains (losses) on investments:
  Unrealized gains (losses) arising during year.............   $116,382      $  4,847     $111,535
  Less reclassification adjustment for gains realized in
    income..................................................    174,593         6,861      167,732
                                                               --------      --------     --------
Net unrealized gains (losses)...............................    (58,211)       (2,014)     (56,197)
Foreign currency translation adjustments....................     11,323         3,963        7,360
                                                               --------      --------     --------
Other comprehensive income..................................   $(46,888)     $  1,949     $(48,837)
                                                               ========      ========     ========

14. CONTRIBUTED SURPLUS

    Under the laws of the Cayman Islands, the use of XL's contributed surplus is restricted to the issuance of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the redemption of ordinary shares.

15. DIVIDENDS

    The following dividend information relates to the Company without inclusion of the pooling effect with NAC Re:

    In 1998, four regular quarterly dividends were paid, three of $0.40 per share to shareholders of record at February 6, April 16 and July 15, and one of $0.44 per share to shareholders of record at September 28.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

15. DIVIDENDS (CONTINUED)

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

16. TAXATION

    Under current Cayman Islands law, the Company is not subject to pay any taxes in the Cayman Islands on either income or capital gains. The Company have received an undertaking that in the event of any such taxes being imposed, the Company will be exempted from Cayman Islands income or capital gains until June 2018.

    Bermuda presently imposes no income, withholding or capital gains taxes and XL and its Bermuda subsidiaries are exempted until March 2016 from any such future taxes pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act 1987.

    XL Investments (Barbados), Inc. qualifies as an exempted company under the provisions of the International Business Companies Act 1991-24 and as such is subject to a maximum tax rate in Barbados of 2.50%.

    XLE has been approved to carry on business in the International Services Centre in Dublin. Under Section 39 of the Finance Act 1990, XLE is entitled to benefit from a 10% tax rate on profits (including investment income) until the year 2005.

    Brockbank, NAC Re International and XLMORe's London branch office are subject to United Kingdom corporation taxes. Profits of XLMORe's Singapore branch office are subject to Singapore corporation taxes. The German subsidiary of XLMORe is subject to taxation in Germany.

    The Company's U.S. subsidiaries are subject to Federal, State and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined on the basis of a tax return for each of the Company's U.S. subsidiaries. Should the U.S. subsidiaries pay a dividend to the parent, withholding taxes will apply.

    The income tax provision in the consolidated statement of income gives effect to the permanent differences between financial and taxable income as applied for each relevant subsidiary. Due to the fact that the Company and certain subsidiaries are not subject to direct U.S. income taxes and that certain U.S. subsidiaries have tax-exempt income, the Company's effective income tax rate for its U.S. operations is less than the statutory U.S. tax rate.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

16. TAXATION (CONTINUED)

    An analysis of the Company's effective tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                                1998                     1997                     1996
                                       ----------------------   ----------------------   ----------------------
                                         1998     % OF PRETAX     1997     % OF PRETAX     1996     % OF PRETAX
                                        AMOUNT      INCOME       AMOUNT      INCOME       AMOUNT      INCOME
                                       --------   -----------   --------   -----------   --------   -----------
Income taxes computed on U.S.
  operating income...................  $ 41,259        35%      $ 42,990        35%      $ 31,163        35%
U.S. tax exempt investment income....   (19,183)      (16%)      (16,680)      (14%)      (12,272)      (14%)
Other, net...........................      (244)        --           843         --          (375)        --
                                       --------       ----      --------       ----      --------       ----
Tax expense on U.S. operating
  income.............................    21,832        19%        27,153        21%        18,516        21%
                                                      ----                     ----                     ----
Non U.S. taxes.......................     8,051                    5,019                    2,607
                                       --------                 --------                 --------
Income taxes.........................  $ 29,883                 $ 32,172                 $ 21,123
                                       ========                 ========                 ========

    Significant components of the provision for income taxes attributable to operations were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CURRENT EXPENSE:
  U.S.......................................................  $10,490    $43,754    $19,879
  Non U.S...................................................   14,680     11,745      6,032
                                                              -------    -------    -------
Total current expense.......................................   25,170     55,499     25,911
                                                              -------    -------    -------
DEFERRED EXPENSE (BENEFIT):
  U.S.......................................................    4,729    (23,205)    (4,845)
  Non U.S...................................................      (16)      (122)        57
                                                              -------    -------    -------
Total deferred expense (benefit)............................    4,713    (23,327)    (4,788)
                                                              -------    -------    -------
TOTAL TAX EXPENSE...........................................  $29,883    $32,172    $21,123
                                                              =======    =======    =======

    The U.S. subsidiary's current U.S. taxable income is based on alternative minimum taxable income. The current U.S. tax expense for the years ended December 31, 1997 and 1996 was based on regular taxable income.

    U.S. and Non U.S. taxes paid in the years ended December 31, 1998, 1997 and 1996 were approximately $31 million, $38 million and $24 million, respectively.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

16. TAXATION (CONTINUED)

    Significant components of the Company's deferred tax assets and liabilities, which principally relate to US subsidiaries, as of December 31, 1998 and 1997 were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
DEFERRED TAX ASSET:
  Net unpaid loss reserve discount..........................   $ 84,008     $ 87,704
  Net unearned premiums.....................................     19,888       18,854
  Compensation liabilities..................................      6,978        6,195
  Other.....................................................      3,331        2,631
                                                               --------     --------
Deferred tax asset..........................................    114,205      115,384
                                                               --------     --------

DEFERRED TAX LIABILITY:
  Deferred policy acquisition costs.........................   $ 33,896     $ 32,375
  Unrealized appreciation on investments....................     31,050       29,616
  Currency translation adjustments..........................      2,755        3,225
  Other.....................................................      9,023        7,522
                                                               --------     --------
Deferred tax liability......................................     76,724       72,738
                                                               --------     --------
NET DEFERRED TAX ASSET......................................   $ 37,481     $ 42,646
                                                               ========     ========

    Shareholders' equity at December 31, 1998 and 1997 reflects tax benefits of $5.6 million and $4.5 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company's U.S. subsidiaries.

17. STATUTORY FINANCIAL DATA

    The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The Company relies primarily on cash dividends from XLI and Mid Ocean. The payment of such dividends is restricted by applicable laws of Bermuda, Ireland, U.S. and United Kingdom, including those promulgated by the Society of Lloyd's.

BERMUDA

    Under The Insurance Act, 1978, (as amended by the Insurance Act Amendment
1995) amendments thereto and related regulations of Bermuda (the "Act"), XLI and XLMORe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

17. STATUTORY FINANCIAL DATA (CONTINUED)

    XLI's and XLMORe's statutory capital and surplus, statutory net income and the minimum statutory capital and surplus required by the Act were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                                   X.LI.                              XLMORE
                                      --------------------------------   --------------------------------
                                         1998        1997       1996        1998        1997       1996
                                      ----------   --------   --------   ----------   --------   --------
Statutory net income................  $  309,244   $189,281   $367,322   $  108,290   $ 57,995   $ 21,398
                                      ==========   ========   ========   ==========   ========   ========
Statutory capital and surplus.......  $1,255,284   $882,366   $872,586   $1,966,200   $512,637   $271,398
                                      ==========   ========   ========   ==========   ========   ========
Minimum statutory capital and
  surplus required by the Act.......  $  307,205   $310,240   $302,089   $  100,000   $100,000   $100,000
                                      ==========   ========   ========   ==========   ========   ========

    The primary difference between statutory net income and statutory capital and surplus for the Company's subsidiaries, as shown above, and net income and shareholder's equity presented in accordance with generally accepted accounting principles are deferred acquisition costs.

    Under the Act, XLI and XLMORe are classified as a Class 4 insurer and reinsurer, respectively. Therefore they are restricted to the payment of dividends in any one financial year of 25% of the prior year's statutory capital and surplus, unless their directors attest that such dividends will not cause the company to fail to meet its relevant statutory requirements. XLI and XLMORe have not been affected by this. XLI could legally have paid dividends in the amount of approximately $1.8 billion, $1.5 billion and $1.1 billion at November 30, 1998, 1997 and 1996, respectively. XLMORe could legally have paid dividends in the amount of approximately $1.3 billion, $403.4 million and $169.5 million at November 30, 1998, 1997 and 1996, respectively.

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

    XLE's insurance activities are subject to extensive regulation in the Republic of Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in the Republic of Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister for Enterprise and Employment (the"Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the medium of the Department of Enterprise and Employment.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

17. STATUTORY FINANCIAL DATA (CONTINUED)

    UNITED STATES

    The Company's U.S. insurance subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business.

    Consolidated statutory net income and surplus of NAC Reinsurance Corporation ("NAC"), as reported to the insurance regulatory authorities, differs in certain respects from the amounts as prepared in accordance with GAAP. The main differences between domestic statutory net income and GAAP income relates to deferred acquisition costs and deferred income taxes. The main differences between statutory surplus and shareholders' equity, in addition to deferred acquisition costs and deferred income tax net assets, are intangible assets, unrealized appreciation on investments, and any unauthorized/ authorized reinsurance charges. The following table shows domestic statutory net income and domestic GAAP net income and consolidated statutory surplus and consolidated shareholders' equity of NAC.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
NET INCOME:
Domestic statutory net income...............................  $101,862   $ 70,292   $ 59,827
                                                              --------   --------   --------
Domestic GAAP net income....................................  $ 98,586   $ 99,692   $ 78,860
                                                              --------   --------   --------

SHAREHOLDERS' EQUITY:
Consolidated statutory surplus..............................  $737,114   $702,222   $663,867
                                                              --------   --------   --------
Investment in subsidiaries, GAAP............................  $992,310   $934,124   $825,283
                                                              --------   --------   --------

    NAC is subject to New York insurance law, which imposes certain restrictions on the payment of cash dividends and tax reimbursements. Generally, NAC may pay cash dividends only out of statutory earned surplus which was $231.9 million at December 31, 1998. However, the maximum amount of dividends that may be paid in any twelve- month period without the prior approval of the New York Insurance Department is the lesser of net investment income or 10% of statutory surplus as such terms are defined in the New York insurance law. The maximum amount NAC could pay without such regulatory approval, based on 10% of statutory surplus as of December 31, 1998 is approximately $73.7 million.

    Brockbank, via Lloyd's, is a licensed insurer in the states of Illinois, Kentucky and the U.S Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan. Brockbank Insurance
Services, Inc., is a California licensed surplus and specialty lines broker.

    The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdiction by alien insurers, such as XLI and XLMORe. The Company believes it is not in violation of the insurance laws of any state in the U.S or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could require the Company to, amongst other things, register as a surplus lines insurer. The Company believes that generally it could meet and comply with the requirements to be registered as a surplus lines insurer and such compliance would not have a material impact on the ability of the Company to conduct its business. There can be no assurances, however, that the activities of the Company will not be challenged in the

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

17. STATUTORY FINANCIAL DATA (CONTINUED)

future or that the Company will be able to successfully defend against such challenges or that legislation will not be enacted that will affect the Company's ability to conduct its business.

    UNITED KINGDOM

    The United Kingdom Financial Services Authority ("UK FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Both XLMORe, through its London branch and NAC Re through its London subsidiary, "effect and carry on" business in the United Kingdom and are therefore regulated by the UK FSA.

LLOYD'S

    As a result of the Company's ownership of Brockbank and Denham, the Company, Brockbank and Denham are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of the Lloyd's Act of 1982 through the bye-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders and capital providers. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the "CCVs") and managing agencies.

    A person would be viewed by Lloyd's as a "major shareholder" of the CCVs if such person owns 15% or more of the Company's outstanding capital stock and as a "controller" if it owns 30% of more of the Company's outstanding capital stock. Therefore, any person that becomes the owner of 15% or more of the Company's stock may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement.

    As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in the Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the CCVs or the Brockbank group as a whole to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements and to submit to regular monitoring and compliance procedures. The CCVs, as corporate members of Lloyd's are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

    The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

    OTHER REGULATION

    The Company is subject to regulation in Australia, Singapore, Madrid, South America and Germany as a result of its representative offices and branches in such jurisdictions.

                                 XL CAPITAL LTD

         (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

18. EARNINGS PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share:

                                                                 YEAR ENDED DECEMBER 31:
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
BASIC EARNINGS PER SHARE:
Net income..................................................  $656,330   $809,029   $516,471
Weighted average ordinary shares outstanding................   112,034    101,708    107,339

Basic earnings per share....................................  $   5.86   $   7.95   $   4.81
                                                              ========   ========   ========

DILUTED EARNINGS PER SHARE:
Net income..................................................  $656,330   $809,029   $516,471
Add back after-tax interest on convertible debentures.......     3,504      3,504      3,504
                                                              --------   --------   --------
Adjusted net income.........................................  $659,834   $812,533   $519,975
                                                              --------   --------   --------

Weighted average ordinary shares outstanding--basic.........   112,034    101,708    107,339
Average stock options outstanding (1).......................     2,152      1,277        549
Assumed conversion of convertible debentures (2)............     2,020      2,020      2,020
                                                              --------   --------   --------
Weighted average ordinary shares outstanding--diluted.......   116,206    105,005    109,908
                                                              --------   --------   --------

Diluted earnings per share..................................  $   5.68   $   7.74   $   4.73
                                                              ========   ========   ========

------------------------

(1) Net of shares repurchased under the treasury stock method.

(2) Reflects the assumed conversion of the NAC Re 5.25% Convertible Subordinated Debentures due 2002.

19. SUBSEQUENT EVENTS

    In March 1999, the Company acquired a passive minority investment in Highfields Capital Management LP, a global equity investment firm.

    In June 1999, the Company acquired ECS, Inc. ("ECS"), an underwriting manager headquartered in Exton, Pennsylvania which specializes in environmental insurance coverages and risk management services. ECS placed approximately
$200 million of gross premiums written with unaffiliated carriers in 1998. XL intends, commencing January 2000, to have ECS originate and underwrite policies on behalf of the Company's insurance and reinsurance subsidiaries.

    In June 1999, the Company completed the acquisition of Intercargo Corporation ("Intercargo"). Intercargo is headquartered in Schaumburg, Illinois and through its subsidiaries underwrites specialty insurance products for Companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance.

                                 XL CAPITAL LTD

         (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Intercargo and ECS acquisitions are being accounted for under the purchase method of accounting. The combined purchase price was $222.8 million and the resulting goodwill is being amortized over 20 years.

    In July 1999, the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The transaction is subject to satisfaction of certain conditions, including the receipt of regulatory approvals. The Company has acquired a 49% shareholding in the new company. The transaction was completed in November 1999.

    In August 1999, the Company made a minority equity investment in MKP Capital Management, a New York based fixed income investment manager specializing in mortgage-backed securities.

    In the fourth quarter of 1999, Brockbank sold its two motor insurance businesses, Admiral and Zenith. The Company expects there to be decreases in premiums, fee income and certain costs. The Company does not expect the overall profitability of its Lloyd's operations to be materially affected by such sales.

20. UNAUDITED QUARTERLY FINANCIAL DATA

    The following is a summary of the unaudited quarterly financial data for 1998 and 1997 based upon the Company's amended year end of December 31 and the pooling adjustment with NAC Re:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
1998
  Net premiums earned...............................  $274,149   $264,568   $384,136   $401,438
  Net investment income.............................    92,923     87,183    111,320    125,864
  Net realized gains on investments.................    77,349     58,400     28,476     46,979
  Equity in net income (loss) of affiliates.........    15,501     20,721     17,451     (3,381)
  Fee and other income..............................     4,172      1,437      8,567      8,149
                                                      --------   --------   --------   --------
  Total revenues....................................  $464,094   $432,309   $549,950   $579,049
                                                      ========   ========   ========   ========
  Income before income tax expense..................  $192,886   $170,971   $149,004   $173,352
                                                      ========   ========   ========   ========
  Net income........................................  $186,301   $165,422   $140,271   $164,336
                                                      ========   ========   ========   ========
  Net income per share and share
    equivalent--basic...............................  $   1.84   $   1.63   $   1.20   $   1.28
                                                      ========   ========   ========   ========
  Net income per share and share
    equivalent--diluted.............................  $   1.78   $   1.58   $   1.17   $   1.25
                                                      ========   ========   ========   ========
1997
  Net premiums earned...............................  $248,903   $268,045   $266,437   $331,373
  Net investment income.............................    81,258     84,445     87,795     91,618
  Realized gains on investments.....................    25,248    223,783     93,692     67,935
  Equity in net income of affiliates................    13,112     15,452     16,394     20,001
                                                      --------   --------   --------   --------
  Total revenues....................................  $368,521   $591,725   $464,318   $510,927
                                                      ========   ========   ========   ========
  Income before income tax expense..................  $123,116   $325,555   $194,992   $197,538
                                                      ========   ========   ========   ========
  Net income........................................  $115,773   $316,021   $188,578   $188,657
                                                      ========   ========   ========   ========
  Net income per share and share
    equivalent--basic...............................  $   1.12   $   3.12   $   1.86   $   1.86
                                                      ========   ========   ========   ========
  Net income per share and share
    equivalent--diluted.............................  $   1.10   $   3.04   $   1.81   $   1.82
                                                      ========   ========   ========   ========

                                 XL CAPITAL LTD

         (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

21. UNAUDITED CONDENSED PRO FORMA FINANCIAL INFORMATION

    Unaudited condensed pro forma financial information shown below relates to the Company's acquisition of Mid Ocean Limited in August 1998 and is based upon the assumption that Mid Ocean Limited had always been a part of the Company's operations.

                                                       PRO FORMA    PRO FORMA
                                                          1998         1997
                                                       ----------   ----------
Net premiums earned..................................  $1,588,781   $1,607,768
Net investment income................................     494,389      443,031
Net realized gains...................................     260,608      378,213
Equity in earnings of affiliates.....................      (1,897)       3,748
Fee and other income.................................      28,006       24,710
                                                       ----------   ----------
  Total revenues.....................................   2,369,887    2,457,470
                                                       ----------   ----------

Losses and loss expenses.............................     921,018      966,909
Acquisition costs and operating expenses.............     514,877      450,893
Interest expense.....................................      44,839       46,311
Amortization of intangible assets....................      45,464       37,560
                                                       ----------   ----------
  Total expenses.....................................   1,526,198    1,501,673
                                                       ----------   ----------

Income before minority interest and income tax
  expense............................................     843,689      955,797
Minority interest and income tax.....................      34,535       45,653
                                                       ----------   ----------
  Net income.........................................  $  809,154   $  910,144
                                                       ----------   ----------

Net income per share
  Basic..............................................  $     6.33   $     7.08
  Diluted............................................  $     6.13   $     6.89

Weighted average shares outstanding (000's)
  Basic..............................................     127,883      128,550
  Diluted............................................     132,036      132,173

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This item is omitted because a definitive proxy statement which involves the election of directors was filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    This item is omitted because a definitive proxy statement which involves the election of directors was filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This item is omitted because a definitive proxy statement which involves the election of directors was filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This item is omitted because a definitive proxy statement which involves the election of directors was filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits.

                                                                PAGE
                                                              --------
--Report of PricewaterhouseCoopers LLP on Financial
  Statements and Financial Statement Schedules..............     84
--Report of Ernst & Young LLP on Financial Statements and
  Financial Statement Schedules.............................     85

    1.  FINANCIAL STATEMENTS

        Included in Part II--See Item 8 of this report.

    2.  FINANCIAL STATEMENT SCHEDULES

        Included in Part IV of this report:

                                                              SCHEDULE
                                                               NUMBER      PAGE
                                                              --------   --------
--Consolidated Summary of Investments--Other than
  Investments in Related Parties, as of December 31, 1998...      I         62
--Condensed Financial Information of Registrant, as of
  December 31, 1998 and 1997 and for the years ended
  December 31, 1998, 1997, and 1996.........................     II         63
--Reinsurance, for the years ended December 31, 1998, 1997
  and 1996..................................................     IV         66
--Supplementary Information Concerning Property/Casualty
  Insurance Operations for the years ended December 31,
  1998, 1997, and 1996......................................     VI         67

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

               4.1          Rights Agreement, dated as of September 11, 1009 between the
                            Company and ChaseMellon Shareholder Services, L.L.C., as
                            Rights Agent, incorporated by reference to the Company's
                            Current Report on Form 8-K dated October 21, 1998.

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

            10.6.2          Fourth Amendment to EXEL Limited Directors Stock and Option
                            Plan, incorporated by reference to Exhibit 10.6.2 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

              10.7          XL Capital Ltd Stock Plan for Nonemployee Directors,
                            incorporated by reference to Exhibit 10.6 to the Company's
                            Annual Report on Form 10-K for the year ended November 30,
                            1996.

              10.8          (Intentionally omitted)

            10.9.1          Mid Ocean Limited 1993 Long Term Incentive and Share Award
                            Plan, incorporated by reference to Exhibit 10.9.1 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

            10.9.2          Amendment to Mid Ocean Limited 1993 Long Term Incentive and
                            Share Award Plan, incorporated by reference to
                            Exhibit 10.9.2 to the Company's Annual Report on Form 10-K
                            (No. 1-10804) for the year ended November 30, 1998.

           10.10.1          Mid Ocean Ltd. Stock & Deferred Compensation Plan for
                            Nonemployee Directors, incorporated by reference to
                            Exhibit 10.10.1 to the Company's Annual Report on Form 10-K
                            (No. 1-10804) for the year ended November 30, 1998.

           10.10.2          Form of Severance Contract between NAC Re Corp. and the
                            executive officers of NAC Re incorporated herein by
                            reference to Exhibit 10.10.2 to the Annual Report on
                            Form 10-K of NAC Re for the year ended December 31, 1988

           10.10.3          1997 Incentive and Capital Accumulation Plan incorporated by reference to Exhibit A to the NAC Re definitive Proxy
                            Statement filed with the Securities and Exchange Commission.

           10.11.1          Mark E. Brockbank Employment Agreement, incorporated by
                            reference to Exhibit 10.11.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.11.2          Henry C.V. Keeling Employee Agreement, incorporated by
                            reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.11.4          Robert J. Newhouse, Jr. Employment Agreement, incorporated by reference to Exhibit 10.11.4 to the Company's Annual
                            Report on Form 10-K (No. 1-10804) for the year ended
                            November 30, 1998.

           10.11.5          Michael A. Butt Employment Agreement, incorporated by
                            reference to Exhibit 10.11.5 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.12.1          Amendment to Brockbank Service Agreement, incorporated by
                            reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.12.2          Amendment to Keeling Service Agreement, incorporated by
                            reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.12.3          Amendment to Newhouse Service Agreement, incorporated by
                            reference to Exhibit 10.12.3 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.12.4          Amendment to Butt Service Agreement, incorporated by
                            reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.13.1          Robert J. Newhouse Consulting Agreement, incorporated by
                            reference to Exhibit 10.13.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.13.2          Employment Contract with Nicholas M. Brown, Jr. dated as of
                            June 30, 1998, incorporated herein by reference to NAC Re's quarterly report on Form 10Q for June 30, 1998

           10.14.1          Credit Agreement (5-Year) between Mid Ocean Limited and The
                            Chase Manhattan Bank, incorporated by reference to
                            Exhibit 10.14.1 to the Company's Annual Report on Form 10-K
                            (No. 1-10804) for the year ended November 30, 1998.

           10.14.2          Amendment No. 1 to Credit Agreement (5-Year) between Mid
                            Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.14.3          Credit Agreement (364-Day) between Mid Ocean Limited and The
                            Chase Manhattan Bank, incorporated by reference to
                            Exhibit 10.14.3 to the Company's Annual Report on Form 10-K
                            (No. 1-10804) for the year ended November 30, 1998.

           10.14.4          Amendment No. 1 to Credit Agreement (364-Day) between Mid
                            Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.4 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.14.5          Loan Agreement between X.L. America, Inc. and Three Rivers
                            Funding Corporation, incorporated by reference to
                            Exhibit 10.14.5 to the Company's Annual Report on Form 10-K
                            (No. 1-10804) for the year ended November 30, 1998.

           10.14.6          Letter of Credit Facility and Reimbursement Agreement by and
                            among X.L. Insurance Company, Ltd. et al. and Mellon Bank,
                            N.A., incorporated by reference to Exhibit 10.14.6 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

           10.14.7          First Amendment to Letter of Credit Facility and
                            Reimbursement Agreement by and among X.L. Insurance Company,
                            Ltd. et al. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.7 to the Company's Annual Report on
                            Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.14.8          Second Amendment to Letter of Credit Facility and
                            Reimbursement Agreement by and among X.L. Insurance Company,
                            Ltd. et al. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.8 to the Company's Annual Report on
                            Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

           10.14.9          Short Term Revolving Credit Agreement between X.L. Insurance
                            Company, Ltd. and Mellon Bank, N.A., incorporated by
                            reference to Exhibit (b)(1) of Amendment No. 2 to the
                            Schedule 14D-1 (the "GCR Schedule 14D-1") of EXEL Limited
                            filed with respect to GCR Holdings Company Limited,
                            incorporated by reference to Exhibit 10.14.9 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

          10.14.10          First Amendment to Short Term Revolving Credit Agreement
                            between X.L. Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.10 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

          10.14.11          Second Amendment to Short Term Revolving Credit Agreement
                            between X.L. Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.11 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

          10.14.12          Third Amendment to Short Term Revolving Credit Agreement
                            between X.L. Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.12 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

          10.14.13          Fourth Amendment to Short Term Revolving Credit Agreement
                            between X.L. Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.13 to the
                            Company's Annual Report on Form 10-K (No. 1-10804) for the
                            year ended November 30, 1998.

          10.14.14          Revolving Credit Agreement between X.L. Insurance Company,
                            Ltd. and Mellon Bank, N.A., Incorporated by reference to
                            Exhibit (b)(2) of the GCR Schedule 14D-1, incorporated by
                            reference to Exhibit 10.14.14 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                            1998.

          10.14.15          First Amendment to revolving Credit Agreement between X.L.
                            Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.15 to the Company's Annual
                            Report on Form 10-K (No. 1-10804) for the year ended
                            November 30, 1998.

          10.14.16          Second Amendment to Revolving Credit Agreement between X.L.
                            Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.16 to the Company's Annual
                            Report on Form 10-K (No. 1-10804) for the year ended
                            November 30, 1998.

              11.1          Statement regarding computation of per share earnings.

              21.1          List of subsidiaries of the Registrant, incorporated by
                            reference to Exhibit 21.1 to the Company's Annual Report on
                            Form 10-K (No. 1-10804) for the year ended November 30, 1998 and by reference to Exhibit 21 to the Annual Report on
                            Form 10-K (No. 0-13891) of NAC Re for the year ended
                            December 31, 1998.

              23.1          Consent of PriceWaterhouseCoopers LLP

              23.2          Consent of Ernst & Young LLP

              27.1          Financial Data Schedule.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of XL Capital Ltd:

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of XL Capital Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in Item 14(a) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We did not audit the financial statements or financial statement schedules of NAC Re Corp., which statements reflect total assets of $3,227,632 and $2,984,865 as of December 31, 1998 and 1997, respectively, and total revenues of $699,379, $740,372 and $650,241 for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements and schedules were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NAC Re Corp., is based solely on the report of the other auditors.

We previously audited and reported on the consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows and the supplemental schedules of XL Capital Ltd. and its subsidiaries as at and for the years ended November 30, 1998 and 1997, prior to their restatement for the 1999 pooling of interests and change in fiscal year. We also audited the combination of the accompanying consolidated statements of income and cash flows for the year ended
December 31, 1998, after restatement for the 1999 pooling of interests in our opinion, such consolidated statements have been properly combined on the basis described in Note 6 of the consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
November 23, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

NAC Re Corporation:

We have audited the consolidated balance sheets of NAC Re Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998 (not presented separately herein). Our audits also included the financial statement schedules listed in the Index at Item 14 of the 1998 NAC Re Corporation annual report on Form 10-K (not presented separately herein). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all respects, the information set forth therein.

Ernst & Young LLP

New York, New York
February 3, 1999
except for Note 15, as to which the date is February 15, 1999

                                 XL CAPITAL LTD
                            SUPPLEMENTAL SCHEDULE I

                CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1998
                           (U.S DOLLARS IN THOUSANDS)

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                       COST(1)       VALUE         SHEET
                   ------------------                      ----------   ----------   -----------
Fixed Maturities:
  Bonds and notes:
    U.S. government and government agencies and
      authorities........................................  $1,876,198   $1,890,766   $1,890,766
    U.S. states and political subdivisions of the
      States.............................................   1,265,247    1,324,226    1,324,226
    Non-U.S. sovereign governments.......................     687,096      696,026      696,026
    All other corporate..................................   3,605,183    3,601,885    3,601,885
                                                           ----------   ----------   ----------
      Total fixed maturities.............................  $7,433,724   $7,512,903   $7,512,903
                                                           ----------   ----------   ----------
Equity Securities:.......................................  $1,127,590   $1,299,098   $1,299,098
                                                           ----------   ----------   ----------
Short-term investments...................................  $  246,085   $  245,891   $  245,891
                                                           ----------   ----------   ----------
Total investments........................................  $8,807,399   $9,057,892   $9,057,892
                                                           ==========   ==========   ==========

------------------------

(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                 XL CAPITAL LTD
                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS--PARENT COMPANY ONLY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1998         1997
                                                              ----------   ----------
                        A S S E T S
Portfolio Investments:
  Fixed maturities at fair value (amortized cost:
    1998--$244,239; 1997--$NIL).............................  $  245,713   $       --
  Short-term investments at fair value (amortized cost:
    1998--$5,569; 1997--$NIL)...............................       5,698           --
                                                              ----------   ----------
      Total portfolio investments...........................     251,411           --
Cash and cash equivalents...................................     148,681           --
Investments in subsidiaries.................................   5,983,598    2,840,802
Investment in affiliate (cost: 1998--$NIL;
  1997--$188,137)...........................................          --      358,423
Investments in limited partnership..........................      20,378       22,432
Accrued investment income...................................       1,967           --
Other assets................................................       3,888        3,257
                                                              ----------   ----------
      Total assets..........................................  $6,409,923   $3,224,914
                                                              ==========   ==========

                   L I A B I L I T I E S
Amount due to subsidiaries..................................  $  679,799   $   28,046
Accounts payable and accrued liabilities....................     117,521        1,119
                                                              ----------   ----------
      Total liabilities.....................................  $  797,320   $   29,165
                                                              ----------   ----------

           S H A R E H O L D E R S'   E Q U I T Y
Ordinary shares.............................................  $    1,287   $    1,013
Contributed surplus.........................................   2,508,062      506,452
Accumulated other comprehensive income......................     235,185      251,471
Deferred compensation.......................................     (22,954)     (18,263)
Retained earnings...........................................   2,891,023    2,455,076
                                                              ----------   ----------
      Total shareholders' equity............................  $5,612,603   $3,195,749
                                                              ----------   ----------
      Total liabilities and shareholders' equity............  $6,409,923   $3,224,914
                                                              ==========   ==========

                                 XL CAPITAL LTD
                                  SCHEDULE II

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT(CONTINUED)

                    STATEMENT OF INCOME--PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (U.S DOLLARS IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------   --------   --------
Net investment income.......................................  $  2,738   $     64   $    617
Net realized gains..........................................       458         --         --
Equity in net income of subsidiaries (Dividends were
  $177,900, $186,548 and $302,048 in 1998, 1997 and 1996,
  respectively).............................................   632,521    749,554    461,667
Equity in net income of affiliate...........................    49,878     62,135     59,374
Income from limited partnership.............................     3,599      4,342         --
                                                              --------   --------   --------
Total revenues..............................................   689,194    816,095    521,658
Operating expenses..........................................    32,864      7,066      5,187
                                                              --------   --------   --------
Net income..................................................  $656,330   $809,029   $516,471
                                                              --------   --------   --------
Change in net unrealized appreciation on investments........     1,603         --         --
                                                              --------   --------   --------
Comprehensive income........................................  $657,933   $809,029   $516,471
                                                              ========   ========   ========

                                 XL CAPITAL LTD
                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (U.S DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Cash flows provided by operating activities:
  Net income................................................  $ 656,330   $ 809,029   $ 516,471
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net realized gains from sale of shares in affiliate.....       (458)         --          --
    Equity in net income of subsidiaries net of dividends...   (503,838)   (553,607)   (121,457)
    Equity in net income of affiliate net of dividends......    (31,410)    (34,849)    (44,592)
    Accrued investment income...............................     (1,967)         --          --
    Amount due from subsidiaries............................    651,753      37,151      65,669
    Accounts payable and accrued liabilities................    116,402        (444)     (1,457)
    Amortization of intangible assets.......................     10,494          --          --
    Amortization of deferred compensation...................      5,815       5,237       2,422
    Amortization of discounts on fixed maturities...........        335          --          --
                                                              ---------   ---------   ---------
      Total adjustments.....................................    250,126    (546,512)    (99,415)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    903,456     262,517     417,056
                                                              ---------   ---------   ---------
Cash flows provided by (used in) investing activities:
    Proceeds from sale of fixed maturities and short-term
      investments...........................................    198,893          --          --
    Proceeds from redemption of fixed maturities and
      short-term investments................................     53,325          --          --
    Purchases of fixed maturities and
      short-term investments................................   (501,957)         --          --
    Other assets............................................       (631)        (64)      7,115
    Investment in affiliate.................................         --          --      (1,620)
    Investment in limited partnership.......................     (1,129)        203     (23,509)
                                                              ---------   ---------   ---------
    Net cash provided (used in) by investing activities.....   (251,499)        139     (18,014)
                                                              ---------   ---------   ---------
Cash flows used in financing activities:
    Issuance of restricted shares...........................        514         387         695
    Proceeds from exercise of options.......................     15,092      12,284       4,482
    Dividends paid..........................................   (156,481)   (120,607)    (90,898)
    Repurchase of treasury shares...........................   (362,401)   (154,720)   (313,321)
                                                              ---------   ---------   ---------
      Net cash used in financing activities.................   (503,276)   (262,656)   (399,042)
                                                              ---------   ---------   ---------
      Net change in cash and cash equivalents...............  $ 148,681   $      --   $      --
                                                              ---------   ---------   ---------
Cash and cash equivalents--beginning of year................         --          --          --
                                                              ---------   ---------   ---------
Cash and cash equivalents--end of year......................  $ 148,681   $      --   $      --
                                                              =========   =========   =========

                                 XL CAPITAL LTD

                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (U.S DOLLARS IN THOUSANDS)

                                                                 CEDED      ASSUMED
                                                     GROSS     TO OTHER    FROM OTHER      NET
                                                     AMOUNT    COMPANIES   COMPANIES      AMOUNT
                                                    --------   ---------   ----------   ----------
1998..............................................  $779,551   $319,275     $863,988    $1,324,264
                                                    --------   --------     --------    ----------
1997..............................................  $517,773   $254,940     $617,612    $  880,445
                                                    --------   --------     --------    ----------
1996..............................................  $658,369   $279,604     $788,103    $1,166,868
                                                    --------   --------     --------    ----------

                                 XL CAPITAL LTD
                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (U.S. DOLLARS IN THOUSANDS)

                                                                                            LOSSES AND LOSS
                                                                                           EXPENSES INCURRED
                                      RESERVES     RESERVES                                    RELATED TO           PAID
                        DEFERRED     FOR LOSSES      FOR          NET          NET       ----------------------    LOSSES
                       ACQUISITION    AND LOSS     UNEARNED      EARNED     INVESTMENT    CURRENT       PRIOR     AND LOSS
                          COSTS       EXPENSES     PREMIUMS     PREMIUMS      INCOME      YEAR (1)    YEAR (2)    EXPENSES
                       -----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
1998.................   $204,271     $4,896,643   $1,337,277   $1,324,291    $417,290    $1,085,161   $(243,617)  $730,171
                        --------     ----------   ----------   ----------    --------    ----------   ---------   --------
1997.................   $113,566     $3,972,376   $  824,369   $1,114,758    $345,115    $1,056,228   $(317,379)  $331,609
                        --------     ----------   ----------   ----------    --------    ----------   ---------   --------
1996.................   $114,120     $3,623,334   $  951,427   $1,038,643    $304,823    $  757,934   $ (18,876)  $501,944
                        --------     ----------   ----------   ----------    --------    ----------   ---------   --------


                       AMORTIZATION
                       OF DEFERRED       NET
                       ACQUISITION     PREMIUMS
                          COSTS        WRITTEN
                       ------------   ----------
1998.................    $249,341     $1,324,264
                         --------     ----------
1997.................    $198,017     $  880,445
                         --------     ----------
1996.................    $177,497     $1,166,868
                         --------     ----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       XL CAPITAL LTD

                                                       By              /s/ BRIAN M. O'HARA
                                                            -----------------------------------------
                                                                         Brian M. O'Hara
                                                              President and Chief Executive Officer

November 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                                                       President, Chief Executive
                 /s/ BRIAN M. O'HARA                     Officer and Director
     -------------------------------------------         (Principal Executive       November 29, 1999
                   Brian M. O'Hara                       Officer)

                                                       Executive Vice President
                                                         and Chief Financial
                /s/ ROBERT R. LUSARDI                    Officer (Principal
     -------------------------------------------         Financial Officer and      November 29, 1999
                  Robert R. Lusardi                      Principal Accounting
                                                         Officer)

              /s/ MICHAEL ESPOSITO JR.
     -------------------------------------------       Director and Chairman of     November 29, 1999
                Michael Esposito Jr.                     the Board of Directors

               /s/ RONALD BORNHUETTER
     -------------------------------------------       Director                     November 29, 1999
                 Ronald Bornhuetter

                 /s/ MICHAEL A. BUTT
     -------------------------------------------       Director                     November 29, 1999
                   Michael A. Butt

                 /s/ ROBERT CLEMENTS
     -------------------------------------------       Director                     November 29, 1999
                   Robert Clements

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                 /s/ SIR BRIAN CORBY
     -------------------------------------------       Director                     November 29, 1999
                   Sir Brian Corby

                /s/ ROBERT R. GLAUBER
     -------------------------------------------       Director                     November 29, 1999
                  Robert R. Glauber

             /s/ ROBERT V. HATCHER, JR.
     -------------------------------------------       Director                     November 29, 1999
               Robert V. Hatcher, Jr.

                   /s/ IAN R. HEAP
     -------------------------------------------       Director                     November 29, 1999
                     Ian R. Heap

                  /s/ PAUL JEANBART
     -------------------------------------------       Director                     November 29, 1999
                    Paul Jeanbart

                   /s/ JOHN LOUDON
     -------------------------------------------       Director                     November 29, 1999
                     John Loudon

               /s/ DANIEL J. MCNAMARA
     -------------------------------------------       Director                     November 29, 1999
                 Daniel J. McNamara

             /s/ ROBERT J. NEWHOUSE, JR.
     -------------------------------------------       Director                     November 29, 1999
               Robert J. Newhouse, Jr.

                /s/ ROBERT S. PARKER
     -------------------------------------------       Director                     November 29, 1999
                  Robert S. Parker

                   /s/ CYRIL RANCE
     -------------------------------------------       Director                     November 29, 1999
                     Cyril Rance

                 /s/ ALAN Z. SENTER
     -------------------------------------------       Director                     November 29, 1999
                   Alan Z. Senter

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                /s/ JOHN T. THORNTON
     -------------------------------------------       Director                     November 29, 1999
                  John T. Thornton

                /s/ ELLEN E. THROWER
     -------------------------------------------       Director                     November 29, 1999
                  Ellen E. Thrower

                   /s/ JOHN WEISER
     -------------------------------------------       Director                     November 29, 1999
                     John Weiser