Form 10-K
period 1999-12-31
XL CAPITAL LTD
filed 2000-03-30
CIK 875159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-10804

                                 XL CAPITAL LTD
             (Exact name of registrant as specified in its charter)

                CAYMAN ISLANDS                                     98-0191089
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

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Class A Ordinary Shares, Par                     New York Stock Exchange, Inc.
             Value $0.01 per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 17, 2000 was approximately $6.5 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 17, 2000 there were outstanding 121,350,631 Class A Ordinary Shares, $0.01 par value per share, and 3,115,873 Class B Ordinary Shares, $ 0.01 par value per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 12, 2000 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K.

                                 XL CAPITAL LTD

                               TABLE OF CONTENTS

                                                                             Page
                                     PART I

Item 1.        Business....................................................     1
Item 2.        Properties..................................................    14
Item 3.        Legal Proceedings...........................................    14
Item 4.        Submission of Matters to a Vote of Security Holders.........    14

                                     PART II

Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters.........................................    17
Item 6.        Selected Financial Data.....................................    18
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................    19
Item 8.        Financial Statements and Supplementary Data.................    30
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure ...................................    73

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........    74
Item 11.       Executive Compensation......................................    74
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................    74
Item 13.       Certain Relationships and Related Transactions..............    74

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................    74

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A NON-EXCLUSIVE LIST OF THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS IS SET FORTH HEREIN UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     On June 18, 1999, XL Capital Ltd (sometimes referred to as the "Company") merged with NAC Re Corp., a Delaware corporation, in a stock merger. Shareholders of NAC received 0.915 Company shares for each NAC share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction.

     The NAC merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles ("U.S. GAAP"). Accordingly, all prior period information contained in this document includes the results of NAC as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30(th) to December 31(st) as a conforming pooling adjustment. Consolidated financial information presented herein is based upon the new fiscal year end for all years presented.

HISTORY

     The Company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. The Company was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and was renamed EXEL Limited on that date. The merger was accounted for as a purchase business combination. EXEL and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At class meetings held in August 1998, the shareholders of EXEL and Mid Ocean approved Schemes of Arrangement under Cayman Islands law pursuant to which EXEL and Mid Ocean became wholly-owned subsidiaries of the Company. Following the merger, Mid Ocean's two main operating subsidiaries, a reinsurance company and a Lloyd's managing agency with two dedicated corporate syndicates, were combined with the Company's liability insurance business. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd. The Company, through its subsidiaries, is a leading provider of insurance and reinsurance coverages and financial products to industrial, commercial, and professional service firms, insurance companies and other enterprises on a worldwide basis.

     NAC was organized in 1985 and, through its subsidiaries, writes property and casualty insurance and reinsurance in the U.S., Canada and Europe.

     In 1999, the Company made the following investments:

     (1) The Company further expanded into the United States by completing the acquisition of both Intercargo Corporation and ECS, Inc. Intercargo is headquartered in Schaumburg, Illinois, and through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance. ECS is an underwriting manager headquartered in Exton, Pennsylvania, which specializes in environmental insurance coverages and risk management services.

     (2) The Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising all classes of non-life reinsurance business together with a selective portfolio of life reinsurance business.

     (3) The Company made strategic minority investments in two investment management firms, Highfields Capital Management L.P., a global equity investment firm, and MKP Capital Management, a New York-based fixed income investment manager specializing in mortgage-backed securities.

     In 1998, the Company made the following investments:

     (1) The Company entered into a joint venture with FSA Holdings Ltd. to write financial guaranty insurance and reinsurance. Under the terms of the joint venture, each of the Company and FSA formed a Bermuda insurance company in which it is the majority shareholder and made a minority investment in the company formed by its co-venturer.

     (2) The Company formed Reeve Court Insurance Ltd., a Bermuda company organized as a joint venture with that company's management for the purpose of providing life insurance to high net worth individuals.

     (3) The Company formed two companies now known as XL Insurance Company of New York and XL Capital Assurance. XL Insurance Company of New York is a property and casualty insurance company, and XL Capital Assurance is a financial guaranty insurance company.

     In 1997, the Company made the following investments:

     (1) The Company acquired GCR Holdings Limited, whose reinsurance subsidiary was amalgamated with the Company's reinsurance operations.

     (2) The Company acquired a 75% holding in Latin America Re, a Bermuda reinsurance company.

     (3) The Company formed Sovereign Risk Insurance, a Bermuda-based managing general agency, as a joint venture to write political risk insurance on a subscription basis on behalf of its shareholders.

     In 1996, the Company acquired 30% of Pareto Partners, a firm which specializes in foreign currency management and related services.

OPERATIONS

     The Company is organized into four underwriting segments - insurance, reinsurance, Lloyd's Syndicates and financial services - and a corporate segment, which includes the investment operations of the Company. The descriptions of policies and coverages which follow are summary in nature. Only the terms and conditions of individual policies or contracts have legal effect, and nothing in this report constitutes an admission of coverage or other liability or interpretation of any particular policy provision.

     INSURANCE OPERATIONS

     The Company provides both excess and primary insurance globally through the following subsidiaries: XL Insurance, XL Europe, XL Insurance Company of New York, Greenwich Insurance, Indian Harbor Insurance, ECS and Intercargo.

     The Company provides third party general liability insurance, directors and officers liability insurance, professional liability insurance, employment practices liability insurance and integrated liability insurance, property insurance and other insurance covers including political risk insurance. The liability insurance is written on an excess basis and the loss experience is characterized as low frequency and high severity. The Company generally requires that disputes arising under the policies be settled by arbitration in London.

     General liability coverage is typically provided on an occurrence-reported policy form, with up to a maximum limit of $200 million per occurrence and in the annual aggregate. Policies typically cover occurrences causing unexpected and unintended personal injury, or property damage to third parties arising from events or conditions which commence at or subsequent to an inception date - or retroactive date, if applicable, but not prior to January 1, 1986 - and prior to the expiration of the policy, provided proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis, i.e. the policy generally adopts the terms, conditions and exclusions of the underlying policy, currently up to a maximum of $50 million per occurrence in excess of a minimum attachment point of $25 million.

     Directors and Officers coverage is written on a follow-form claims-made basis providing up to a maximum limit of $75 million on both a primary and excess basis.

     Professional liability risks are also generally written on a follow-form basis. Coverage is provided for certain categories of risk up to a maximum of $50 million with a minimum attachment of $20 million.

     Employment practices liability risks are written on a claims-made and reported policy. The policy covers claims brought by an employee against an insured for certain employment practices, up to a maximum of $100 million annual aggregate limit in excess of a minimum attachment point of $0.5 million.

     Property insurance risks are written on a follow-form basis, which usually provides coverage for all risks of physical damage and business interruption up to a maximum limit of $100 million per occurrence, with a sub-limit of up to $25 million for coverage in critical earthquake zones. Property insurance is written on both a pro rata and excess basis. Policies written on a pro rata basis can have losses attaching at lower levels, resulting in loss experiences that can be higher frequency and lower severity.

     The Company offers multi-year combined line coverages for traditional casualty coverages including general, directors and officers liability, professional liability and property coverage, in addition to a blended finite coverage for risks which traditionally have been difficult to place through pure risk transfer mechanisms.

     Primary program insurance risks written include specialty insurance such as auto warranty business, environmental insurance, U.S. Customs bonds and marine cargo insurance.

     REINSURANCE OPERATIONS

     The Company, through NAC Re and XL Mid Ocean Re, provides a broad range of property and casualty reinsurance products on a global basis. Business is written on both a proportional and excess of loss basis.

     The Company's casualty reinsurance is provided on a treaty and facultative basis and includes general liability, professional liability, automobile and workers' compensation, and commercial and personal property risks and specialty risks, including fidelity and surety and ocean marine. Business is written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. It is also written on a pro rata basis under which the Company assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class.

     The Company's property business is primarily short-tail in nature and includes property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other reinsurance to insurers on a worldwide basis. A significant portion of business underwritten consists of large aggregate exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's financial results. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

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

     The Company's property pro rata account includes proportional reinsurance of direct property insurance. The Company considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, the Company assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the Company, and the ceding insurer may also be entitled to receive a profit commission based upon the ratio of losses, loss adjustment expense and the Company's expenses to premium ceded. The Company is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, the Company may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by the Company on a proportional basis.

     The aviation portfolio is written on both a proportional and excess of loss basis. The exposures are mainly derived through proportional relationships on defined segments of account following market leaders in the field. Due to the highly technical nature of the satellite business, the exposures retained under this portfolio are acquired mostly through proportional reinsurances of specialist underwriters.

     Other reinsurance written by the Company includes political risk, nuclear accident, professional indemnity and life and annuity.

     LLOYD'S OPERATIONS

     The Company's Lloyd's operations are conducted by Brockbank and Denham. Brockbank operates through two subsidiaries, which are Lloyd's managing general agencies, Brockbank Syndicate Management and Brockbank Personal Lines. These Brockbank subsidiaries manage five syndicates, two of which are dedicated corporate syndicates whose capital is provided solely by the Company. During 1999, these dedicated corporate syndicates (syndicates 1209 and 2253) wrote a range of specialty lines, primarily of insurance but also reinsurance, in parallel with the other syndicates managed by Brockbank (syndicates 588, 861 and 253). Effective January 1, 2000, motor business is no longer written. Denham is a Lloyd's managing agency which manages one Lloyd's syndicate (syndicate 990), whose capital is partially provided by the Company and which writes casualty and non-marine physical damage insurance. As managing agencies, Brockbank and Denham receive fees and commissions in respect of the underwriting services they provide to syndicates.

     Corporate syndicate 1209 writes a wide range of classes across the property, casualty and marine, aviation and transport sectors to a globally diverse group of clients. Coverages range from global "all risks" programs for multinationals to tailored facilities for agents with small and medium sized businesses, with particular emphasis on North America and Europe. The syndicate's specie account includes fine art, cash in transit, financial institutions and jewelry. The syndicate's accident and health account is worldwide and comprises personal accident insurance and reinsurance, medical expenses and kidnap and ransom. The professional indemnity account includes professional and directors and officers liability and fidelity, with particular emphasis in the service sectors (financial institutions, lawyers, information technology, architects and engineers) in North America. Other business written by the Company's Lloyd's operations includes the bloodstock account and contingency coverages.

     Through the marine, hull and machinery account, syndicate 1209 has a significant involvement with many of the world's largest fleets. The syndicate's energy account comprises cover for all elements of the worldwide hydrocarbon industry. The syndicate writes a space account and is involved at every stage of major space launches and associated pre-launch operations. The marine liability account embraces all the major types of cover available, including pollution insurance, financiers' exposures and certificates of financial responsibility reinsurance, as well as the more traditional liability cover, such as charterers' liabilities. The syndicate writes a broad international cargo account, specializing in the technology sector and in large plant and project equipment. The syndicate also writes war and political risk cover for ships and aircraft, and also covers most political risks, including expropriation, confiscation, terrorism and trade disruption.

     Syndicate 1209's treaty reinsurance account provides high excess or catastrophe cover predominantly for direct insurers. This account is diverse and consists of protections for companies ranging from the large worldwide multi-line insurers to the small domestic industrial mutual insurers. Excess of loss coverage is provided for most lines of insurance. Syndicate 1209 also writes a book of non-proportional treaty reinsurance business.

     Until December 1999, syndicate 2253 wrote an account of direct and broker based motor insurance in the United Kingdom, an account which was also written by syndicate 1209. This business was offered through two distribution channels:
Admiral Insurance, a direct response motor operation, and Zenith Insurance, which offered motor insurance through a network of retail brokers. Admiral concentrated on the private car market. Zenith operated across a broader range of activities, covering areas such as taxis, motorcycles, agricultural vehicles and commercial fleets, as well as private cars. In December 1999, Brockbank sold Admiral and Zenith. The Company expects decreases in premiums, fee income and certain costs as a result of the sale, however it does not expect the overall profitability of its Lloyd's operations to be significantly affected by such sales.

     FINANCIAL SERVICES

     The Company, through XL Capital Products, provides credit enhancement coverages in the form of financial guaranty insurance and reinsurance and credit default swaps on asset-backed, municipal and select corporate risk obligations. Financial guaranty insurance generally guarantees payments of interest and principal on an issuer's obligations when due. Credit default swaps provide coverage for losses upon the occurrence of specified credit events set forth therein. The Company's underwriting policy is to credit enhance obligations and exposures that would otherwise be lower investment grades without the benefit of the Company's enhancement, although on an exception basis, the Company will consider underwriting high non-investment grade risks.

     Asset-backed obligations insured or reinsured by the Company are generally issued in structured transactions backed by pools of assets of specified types, such as residential mortgages, auto loans and other consumer receivables, equipment leases and corporate debt obligations, having an ascertainable cash flow or market value. Municipal obligations insured or reinsured consist mainly of general or special obligations of state and local governments, supported by the issuer's ability to charge fees for specified services or projects. Corporate risk-based obligations which the Company has underwritten include essential infrastructure projects and obligations backed by receivables from the future sales of commodities and other specified services. Obligations guaranteed or enhanced by the Company range in duration from a few years to 15 or more years, and premiums are either received on an installment basis or up front.

     The Company has adopted written underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee including Bermuda-based executive officers of the Company provides final underwriting approval for each transaction. Par insured and notional amounts covered under the Company's guarantees and credit default swaps may be up to $500 million or more for certain risks, and the underlying risks include those of the Organization for Economic Cooperation and Development and emerging market issuers and assets.

     The Company has also underwritten two transactions whereby substantial loss reserves were assumed. In addition to the underwriting risks assumed, the Company also has embedded exposure in these transactions to investment performance return and ceded reserves. These transactions are actuarially expected to be of long duration.

PREMIUMS

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 in the Notes to the Consolidated Financial Statements.

REINSURANCE CEDED

     In many cases, the risks assumed by the Company are reinsured with other reinsurers. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. The following is a discussion of the types of reinsurance ceded by the Company.

     INSURANCE OPERATIONS

     The Company purchases a quota share and an excess of loss reinsurance treaty to protect the general liability occurrence-notified business written. Under the terms of the current quota share treaty, the Company cedes 20% of each risk subject to a per risk maximum of $30 million. The aggregate maximum amount recoverable under this treaty is 300% of the total premium ceded. Effective April 1, 1999, the business covered by the treaty was extended to include employment practices liability business. The treaty is placed with eight reinsurers and no single reinsurer participates in excess of 20% of the program. All reinsurers are rated by A.M. Best as A or better and all reinsurers, except for one, are rated by S&P as BBB or better. The most significant reinsurers on this program are Hannover Re, St. Paul Re and Cigna. These companies are rated AA+, AA and BBB, respectively, by S&P, and have participations of 20%, 20% and 15%, respectively, on a reinsurance balance receivable and unpaid losses recoverable balance of $192 million as of December 31, 1999.

     Under the terms of the excess of loss reinsurance treaty, the Company is reinsured for $112.5 million excess of various per risk, aggregate and quota-share retentions. The maximum amount recoverable under this treaty is $250 million. The treaty is placed with eighteen reinsurers including four Lloyd's syndicates. No single reinsurer participates in excess of 20% of the program. All reinsurers are rated by S&P as A or better, and all reinsurers, except for one, are rated by A.M. Best as A or better. The most significant reinsurers on this program are American Re, ERC Frankona and PMA Re. These companies are rated AAA, AAA and A, respectively, by S&P, and have participations of 20%, 12.5% and 10%, respectively, on a reinsurance balance receivable and unpaid losses recoverable balance of $38 million as of December 31, 1999.

     The Company also purchases a variable surplus treaty to protect the property business written. Under the terms of the current treaty, the Company can cede a maximum of 50% of each risk subject to a per risk maximum of $25 million. The maximum amount recoverable under this treaty is $50 million. The treaty is placed with eight reinsurers and no single reinsurer participates in excess of 20% of the program. All reinsurers are rated by A.M. Best as A or better and by S&P as A- or better. The most significant reinsurers on this program are ERC Frankona, PMA Re and St. Paul Re. These companies are rated AAA, A and AA, respectively, by S&P, and have participations of 20%, 16% and 15%, respectively, on a reinsurance balance receivable and unpaid losses recoverable balance of $13 million as of December 31, 1999.

     The Company also purchases a quota share reinsurance treaty to protect the general liability occurrence business. At December 31, 1999, there were no losses under this treaty.

     REINSURANCE OPERATIONS

     Traditionally, the Company has purchased limited retrocession reinsurance on its property business with covers primarily originating from common account reinsurance on assumed business. Specific excess of loss protection is purchased for the London and Singapore branch operations, and a corporate multi-year program is purchased for its global property exposures. This protection gives total limits in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. In August 1998, the Company placed $200 million of retrocessional property catastrophe cover in a combination reinsurance and capital market swap transaction which covered hurricane and earthquake exposure in the U.S. and its territories and in the Caribbean. This cover was not renewed in 1999 and was replaced by a second event cover of $300 million excess of a retention of $500 million.

     The Company's casualty reinsurance program in 1999 covers multiple claims arising from two or more risks in a single occurrence or event. Workers' compensation business is reinsured at $195 million in excess of $5 million retention for any one occurrence. An additional casualty contingency cover is purchased for a total of $32 million excess of an initial retention of $5 million, which gradually increases up to an additional $3 million should gross losses exceed $30 million. In addition, the Company had coverage in 1999, 1998 and 1997 in the event that the accident year loss and loss expense ratio exceeded a pre-determined amount. At December 31, 1999, the Company had a reinsurance balance receivable and unpaid loss recoverable of $117 million due from Hannover Re (Ireland) Ltd, which is rated A+ by A.M. Best.

     The Company had an intercompany stop loss agreement in place in 1999 under which a subsidiary in the reinsurance segment was covered by a subsidiary in the insurance segment for losses exceeding a specified loss ratio up to $100 million. The purpose of this agreement is to efficiently manage statutory surplus levels across the Company.

     The 1998 casualty reinsurance program was similar to that of 1999. Workers' compensation business is reinsured for $195 million in excess of $5 million retention for any one occurrence. An additional casualty contingency cover is purchased for a total of $25 million excess of an initial retention of $5 million.

     The Company's 1997 casualty reinsurance program was substantially similar to the 1998 program.

     The Company terminated two retrocessional programs effective January 1, 1997. Termination of these programs has resulted in an increase in net retention levels for the years 1996 and prior. As the casualty book of business matures, the increase in net retentions for these years may result in increased volatility in future years to the extent the actual frequency and severity of claims differs from management's current estimates. The Company believes its exposure to such volatility is within acceptable levels.

     LLOYD'S OPERATIONS

     The Company's Lloyd's operations have historically purchased reinsurance to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

COMPETITION

     The worldwide property and casualty insurance and reinsurance industry is highly competitive. The markets for the Company's insurance and reinsurance products are characterized by strong and, at times, intense price competition driven largely by the substantial amount of excess capacity currently present in the industry. The Company believes that such competitive forces will be present in the industry over the short to medium term. Some of the Company's competitors possess significantly greater financial and other resources than the Company. The Company generally competes on the basis of financial strength, coverage terms, claims paying rating and reputation, price and customer service.

     See Industry Overview included in the "Management's Discussion of Financial Condition and Results of Operations" for further discussion of current market conditions.

UNDERWRITING AND MARKETING

     UNDERWRITING

     The insurance subsidiaries write liability and property coverage for a wide array of industry groups, including chemical, industrial, pharmaceutical, property owners, landlords and tenants, utilities, auto, consumer, rail, oil and construction with respect to third-party general liability and first-party property; industrial/manufacturing, utilities, chemical/pharmaceutical and financial institutions with respect to directors and officers liability; and lawyers, insurance brokers and insurance companies for professional liability. Although rates are influenced by a number of factors, including competition, the Company's rating methodology seeks to set rates individually for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgment of the underwriters and insurance market conditions. Underwriters separately evaluate each industry category and sub-groups within each category and premiums are set and adjusted for an insured based in large part on the industry group in which the insured is placed and the insured's risk relative to the other risks in that group. Each industry group is reviewed annually to take into account outstanding reported losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as within the group.

     The reinsurance subsidiaries employ an analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital they anticipate placing at risk. Underwriting opportunities presented are evaluated based upon a number of factors including: the type and layer of risk to be assumed; actuarial evaluation of premium adequacy; the cedent's underwriting and claims experience; the cedent's financial condition and claims paying rating; exposure; and experience with the cedent and the line of business to be underwritten. In addition, the Company assesses a variety of other factors including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; a detailed assessment of catastrophe and risk exposures; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; and the perceived financial strength of the cedent. On-site underwriting reviews are performed where deemed necessary to determine the quality of a current or prospective cedent's underwriting operation.

     For the property catastrophe reinsurance business, the Company has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any geographic zone. The Company believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of the Company's zones is subject to periodic review and change. The Company also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the retrocessional and pro rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

     The Company's Lloyd's operations underwrite a broad range of risks, and the factors taken into consideration in the underwriting process vary between class of business. An actuarial resource is available to underwriters to assist in the review and rating of risks. Underwriters operate within agreed guidelines, which establish maximum gross exposure by business area and geographic region. The daily acceptance of risk is performed by the active underwriter, the class underwriters and individuals with specific delegated authority. Underwriting authority limits are agreed between the active underwriter, the class underwriter and the managing agency's board of directors. Underwriters may delegate underwriting authority on a contractual basis to individuals who are approved and monitored. Brockbank Syndicates also participate on market facilities where underwriting authority is delegated to the lead insurer.

     For the financial services business, the Company has adopted written underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee including Bermuda-based executive officers of the Company provides final underwriting approval for each transaction.

     As part of the underwriting process, all of the Company's insurance and reinsurance underwriting operations evaluated potential exposures to claims, losses and defense costs associated with Year 2000-related issues. Such claims, losses and costs, to the extent that they materialize, could have a material adverse affect on the Company's results of operations and financial condition. No significant matters had been notified to the Company as of March 17, 2000. For more information concerning the impact of Year 2000 issues on underwriting results, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Year 2000 Considerations" and " - Cautionary Note regarding Forward-Looking Statements"

     MARKETING

     Clients are referred to the Company's subsidiaries through a large number of brokers who receive from the insured or ceding company a brokerage commission usually equal to a percentage of gross premiums. In general, subsidiaries of the Company are not committed to accept business from any particular broker, and brokers do not have the authority to bind any subsidiary of the Company, except in the case where underwriting authority may be delegated to selected administrators. These administrators are subject to a financial and operational review prior to any delegation of authority and ongoing reviews are carried out as necessary.

     During 1999, 1998 and 1997, approximately 21%, 34% and 35% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies. During 1999, 1998 and 1997, approximately 13%, 19% and 18% of the Company's consolidated gross written premiums were generated from or placed by AON Corporation and its subsidiaries. Concentration in the insurance and reinsurance brokerage industry could have a material adverse effect on the Company's business and results of operations in the future. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Cautionary Note Regarding Forward-Looking Statements." No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 1999, 1998 and 1997.

UNPAID LOSSES AND LOSS EXPENSES

     Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows.

     Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and do not represent any admission of liability with respect to any claim made against the Company's subsidiaries.

     The method of establishing case reserves for reported claims differs between the Company's operations. For the insurance operations, claims personnel determine whether to establish a "case reserve" for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. A similar process is followed in the reinsurance and Lloyd's operations when the Company is a lead underwriter. Other reinsurance and Lloyd's business case reserves are established based upon reports received from insureds and reinsureds, supplemented by the Company's case reserve estimates. Periodically, adjustments to the case reserves may be made as additional information regarding the claims becomes known or payments are made.

     Most of the Company's incurred but not reported ("IBNR") loss reserves are derived from casualty business. Casualty business generally has a longer tail than the Company's other lines of business. IBNR is calculated in two steps. First, case reserve development is estimated with the use of the loss development factor method. Second, IBNR is estimated with a frequency and severity approach. Since coverage is usually triggered when a notice is submitted by the insured, IBNR losses exist only when claims with a loss notice develop into the relevant layers of coverage. The method estimates the ultimate number of claims (i.e., frequency) via the Bornhuetter-Ferguson technique. The severity component (average claim size) is developed via a single parameter, pareto loss distribution, adjusted for average attachment points and limits. The Company believes the methods presently adopted provide a reasonably objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes. However, even such actuarially sound methods, when coupled with the nature of the risks written, can lead to subsequent adjustments to reserves that are both significant and irregular.

     Several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other insurance operations. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies, and the expectation that losses in excess of the attachment level of the Company's policies will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

     Claims relating to property catastrophe and property risk excess treaties will generally become known within approximately 18 to 24 months from the date of occurrence. Conversely, claims on the casualty business develop on average 5 to 8 years from the date of occurrence. Claims under a significant number of Lloyd's syndicate policies, with the exception of motor, will generally become known within 36 months of the date of the occurrence. Motor claims not involving personal injury will generally be known and paid within 12 months of the occurrence.

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

     The table below presents the development of unpaid loss and loss expense reserves for 1989 through 1999. The top line of the table shows the liability, net of reinsurance recoveries at the balance sheet date for each of the indicated years. This represents the estimated amounts of net loss and loss expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The upper portion shows the re-estimated amount of the previously recorded reserve liability based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" line represents the aggregate change in the successive years with respect to that liability. The lower portion of the table reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Cautionary Note Regarding Forward-Looking Statements."

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                         NET OF REINSURANCE RECOVERIES
                                 (In Millions)

                                  1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
                                 ------------------------------------------------------------------------------------------------
ESTIMATED LIABILITY FOR UNPAID
   LOSSES AND LOSS EXPENSES,
   NET OF REINSURANCE
   RECOVERIES..................  $1,005   $1,268   $1,486   $1,795   $2,057   $2,482   $2,899   $3,166   $3,609   $4,303   $4,537

LIABILITY RE-ESTIMATED AS OF:
   One year later..............   1,039    1,269    1,468    1,800    2,089    2,455    2,885    2,843    3,354    4,016
   Two years later.............   1,030    1,128    1,388    1,830    2,089    2,383    2,546    2,704    3,038
   Three years later...........     935      960    1,299    1,819    2,115    2,190    2,445    2,407
   Four years later............     783      910    1,303    1,891    1,972    2,085    2,214
   Five years later............     755      858    1,384    1,856    1,950    1,927
   Six years later.............     775      871    1,384    1,820    1,752
   Seven years later...........     789      884    1,392    1,644
   Eight years later...........     811      945    1,245
   Nine years later............     867      795
   Ten years later.............     724

CUMULATIVE REDUNDANCY (1)......     281      473      241      151      305      555      685      759      571      287

CUMULATIVE PAID LOSSES, NET OF
   REINSURANCE RECOVERIES, AS
   OF:
   One year later..............  $  159   $  223   $  194   $  267   $  256   $  317   $  445   $  234   $  458   $  812
   Two years later.............     349      307      393      468      521      709      667      576      932
   Three years later...........     404      403      499      689      865      921      934      932
   Four years later............     459      456      632      937    1,033    1,110    1,143
   Five years later............     481      486      831    1,102    1,198    1,199
   Six years later.............     504      585      924    1,253    1,273
   Seven years later...........     598      597      974    1,319
   Eight years later...........     598      633    1,020
   Nine years later............     611      662
   Ten years later.............     621

(1) See "Management's Discussion and Analysis of Results of Operations and Financial Conditions" for further discussion.

     The table below presents the claim development of the gross liability for unpaid losses and loss expenses for the years 1992 through 1999:

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                       GROSS OF REINSURANCE RECOVERABLES
                                 (In Millions)

                                                          1992     1993     1994     1995     1996     1997     1998     1999
                                                         ---------------------------------------------------------------------
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND
   LOSS EXPENSES:..................................      $1,977   $2,269   $2,760   $3,238   $3,623   $3,972   $4,897   $5,369

LIABILITY RE-ESTIMATED AS OF:
   One year later..................................       1,996    2,309    2,764    3,244    3,221    3,763    4,735
   Two years later.................................       2,037    2,323    2,721    2,872    3,164    3,496
   Three years later...............................       2,043    2,373    2,494    2,793    2,902
   Four years later................................       2,134    2,198    2,414    2,572
   Five years later................................       2,067    2,208    2,268
   Six years later.................................       2,065    2,022
   Seven years later...............................       1,903

CUMULATIVE REDUNDANCY..............................          74      247      492      666      721      476      162

     The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES
                                 (in thousands)

                                                                 1999         1998         1997
                                                              ------------------------------------
Unpaid losses and loss expenses at beginning of year........  $4,896,643   $3,972,376   $3,623,334
Unpaid losses and loss expenses recoverable.................    (593,960)    (363,716)    (457,373)
                                                              ------------------------------------
Net unpaid losses and loss expenses at beginning of year....   4,302,683    3,608,660    3,165,961
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
   Current year.............................................   1,591,414    1,085,161    1,056,228
   Prior year...............................................    (287,110)    (243,644)    (317,379)
                                                              ------------------------------------
      Total net incurred loss and loss expenses.............   1,304,304      841,517      738,849
Interest incurred on experience reserves....................           -        1,798          866
Exchange rate effects.......................................      (5,950)         718         (658)
Net loss reserves acquired through purchase of
  subsidiaries..............................................      30,003      580,879       34,593
Net loss and loss expenses paid in respect of losses
  occurring in:
   Current year.............................................     281,806      272,456       97,296
   Prior year...............................................     811,696      458,433      233,655
                                                              ------------------------------------
      Total net paid losses.................................   1,093,502      730,889      330,951

Net unpaid losses and loss expenses at end of year..........   4,537,538    4,302,683    3,608,660
Unpaid losses and loss expenses recoverable.................     831,864      593,960      363,716
                                                              ------------------------------------
Unpaid losses and loss expenses at end of year..............  $5,369,402   $4,896,643   $3,972,376
                                                              ------------------------------------

     Losses incurred in 1999 grew significantly over 1998 for a number of reasons. The Company acquired Mid Ocean and Brockbank in August 1998 and as a consequence only recognized the effect of their operations for five months in 1998. Incurred losses for these entities were approximately $475 million in 1999 compared to $260 million in 1998. The Company was also affected by a number of catastrophes in 1999 compared to 1998. The fourth quarter of 1999 generated approximately $135 million of catastrophic losses to the Company, of which the European storms in December account for the major part. The Company also experienced a number of smaller catastrophe losses in 1999 that totaled approximately $50 million. These losses included the Turkey earthquakes, the Sydney hailstorms and the Oklahoma tornadoes. By comparison, the Company incurred approximately $60 million in catastrophe losses relating to Hurricane Georges and the SwissAir disaster in 1998. These losses were incurred in the reinsurance operations.

     The Lloyd's operations experienced loss deterioration on the U.K. motor business written by Brockbank, principally relating to its 1998 and 1999 underwriting years of approximately $20 million. The motor business was sold, realizing a gain of approximately $40 million included in fee and other income in 1999. The Company retains residual liability on this business.

     1999 incurred losses also include an increase of reinsurance loss reserves of $95 million for NAC Re when it merged with the Company in June 1999. In addition, the acquisition of Intercargo in June 1999 added approximately
$30 million to total incurred losses.

     The decrease in prior year incurred losses is driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR is unlike most insurance companies due to the lack of industry data. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company made its best estimate of loss reserves at that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected.

     The increase in paid losses in 1999 and 1998 reflects the acquisition of Mid Ocean and Brockbank in 1998. In addition, the nature of the Company's high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies based upon historical experience. See generally "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Note Regarding Forward-looking Statements".

CLAIMS ADMINISTRATION

     Claims management for the insurance operations includes the review of initial loss reports, creation of claims files, administration of a claims database, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers.

     Claims management for the reinsurance operations includes the receipt of loss notifications, the establishment of loss reserves and approval of loss payments. Additionally, claims audits are conducted for both specific claims and overall procedures at the offices of selected ceding companies.

     Claims in respect of business written by the Lloyd's operations are primarily notified by various central market bureaus. Where a syndicate is a "leading" syndicate on a Lloyd's policy, its underwriters and claims adjusters will deal with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. A claims department can, at times, adjust the case reserves it records from those advised by the bureaus.

INVESTMENTS

     Management oversees the Company's investment strategy, establishes guidelines for the various external managers and implements investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio whilst focusing on preserving principal and maintaining liquidity. In this regard, at December 31, 1999, the Company's fixed income investment portfolio includes U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 60% of which were rated Aa or AA or better by a nationally recognized rating agency. The Company also maintains a portfolio of equity securities. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Insurance laws and regulations impose restrictions on the Company's investments whereby certain types of investments such as unquoted equity securities, investments in affiliates, real estate and collateral loans may not qualify as admitted assets. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 1999, 1998 or 1997.

     For additional information concerning the Company's investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Investment Operations".

     The following table reflects investment results for the Company for each of the five years in the period ended December 31, 1999:

                                                                         NET PRE-TAX   PRE-TAX    ANNUALIZED
                                                          AVERAGE        INVESTMENT    REALIZED   EFFECTIVE
YEAR ENDED DECEMBER 31                                INVESTMENTS (1)    INCOME (2)     GAINS       YIELD
----------------------                                ------------------------------------------------------
                                                                   (U.S. DOLLARS IN THOUSANDS)
1999................................................     $8,981,833       $525,318     $ 94,356     5.85%
1998................................................     $7,762,931       $417,290     $211,204     5.38%
1997................................................     $6,274,946       $345,115     $410,658     5.50%
1996................................................     $5,813,455       $304,823     $174,593     5.24%
1995................................................     $5,203,710       $288,989     $131,840     5.55%

(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.

(2) After investment expenses, excluding realized gains.

RATINGS

     The Company's principal insurance and reinsurance subsidiaries have a claims paying rating of "AA" from S&P and "A+" from A.M. Best Company, Inc. An insurer rated "AA" by S&P has very strong financial security characteristics, differing only slightly from those rated higher. An insurer rated "A+" by A.M. Best has superior financial strength, operating performance and market profile when compared to standards established by A.M. Best, and have a very strong ability to meet their ongoing obligations to policyholders.

REGULATION

     See Note 18 to the Consolidated Financial Statements.

TAX MATTERS

     See Note 17 to the Consolidated Financial Statements.

EMPLOYEES

     At December 31, 1999, the Company and its subsidiaries employed approximately 1,300 employees. None of these employees are represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

     The Company rents space for its principal executive offices under leases which expire up to June 2009. Total rent expense for the years ended
December 31, 1999, 1998 and 1997 was approximately $13 million, $9 million and $7 million, respectively. In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of this development, including the land, is expected to be approximately $110 million, of which $60 million has been spent through December 31, 1999. It is estimated that the development will be completed sometime in 2001. See Note 11 to the Consolidated Financial Statements for discussion of the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

     The Company, through its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 1999, the Company was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 1999.

NAME                                       AGE      POSITION
---------------------------------------------------------------------------------------------------------------
Brian M. O'Hara........................     51      President, Chief Executive Officer and Director of the
                                                    Company

Robert R. Lusardi......................     43      Executive Vice President and Chief Financial Officer of the
                                                    Company

Mark E. Brockbank......................     47      Executive Vice President of the Company and Chief Executive
                                                    Officer of Brockbank

Nicholas M. Brown, Jr..................     45      Executive Vice President of the Company and President and
                                                    Chief Executive Officer of XL America

K. Bruce Connell.......................     47      Executive Vice President of the Company and President and
                                                    Chief Executive Officer of XL Capital Products

Paul S. Giordano.......................     37      Executive Vice President, General Counsel and Secretary of
                                                    the Company

Christopher V. Greetham................     55      Executive Vice President and Chief Investment Officer of
                                                    the Company

Henry C. V. Keeling....................     44      Executive Vice President of the Company and President and
                                                    Chief Executive Officer of XL Mid Ocean Re

Fiona Luck.............................     42      Executive Vice President of the Company, Group Operations

Clive R. Tobin.........................     47      Executive Vice President of the Company and President and
                                                    Chief Executive Officer of XL Insurance

     Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance and XL Mid Ocean Re and was Chief Executive Officer of XL Insurance until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

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

     Nicholas M. Brown, Jr. has been Executive Vice President of the Company since July 1999. He was President and Chief Executive Officer of NAC Re Corp from January 1999, having previously served as President and Chief Operating Officer of NAC and President and Chief Executive Officer of NAC Re from 1996. Prior to joining NAC, Mr. Brown served as Executive Vice President and Chief Operating Officer of St. Paul Fire and Marine Insurance Company from 1994 to 1996, and as President of St. Paul Specialty from 1993 to 1994. From 1976 though 1993, he served in various positions at Aetna Life and Casualty Companies.

     K. Bruce Connell has been Executive Vice President of the Company since March 1998 and is President and Chief Executive Officer of XL Capital Products. Mr. Connell previously served as President and Chief Operating

Officer of XL Global Re from November 1997 to August 1998, President of XL Global Re since December 1995 and as Senior Vice President of XL Insurance from 1990 to 1995.

     Paul S. Giordano has been Executive Vice President and General Counsel of the Company since June 1999. Mr. Giordano served as Senior Vice President since January 1997 and was appointed Secretary of the Company on December 31, 1997. Mr. Giordano was associated with Cleary, Gottlieb, Steen and Hamilton and Clifford Chance in New York and London prior to joining the Company.

     Christopher V. Greetham has been Executive Vice President of the Company since December 1998 and has served as Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

     Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive Officer of XL Mid Ocean Re since August 1998. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

     Fiona Luck has been Executive Vice President of Group Operations of the Company since July 1999. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

     Clive R. Tobin has been Executive Vice President of the Company and President and Chief Executive Officer of XL Insurance since July 1999, having previously served as Executive Vice President of XL Insurance from 1998, and as a Senior Vice President of XL Capital Products from February 1999. Mr. Tobin previously served as President of Rockefeller Insurance Company and Acadia Risk Management Services, Inc from 1986 to 1995.

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

                                                               HIGH       LOW
                                                              -----------------
1999:
  1st Quarter...............................................  $75.188   $56.750
  2nd Quarter...............................................   66.500    56.750
  3rd Quarter...............................................   57.688    42.188
  4th Quarter...............................................   58.063    44.938
1998:
  1st Quarter...............................................  $77.500   $59.625
  2nd Quarter...............................................   80.813    72.250
  3rd Quarter...............................................   83.250    62.125
  4th Quarter...............................................   77.688    63.938

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

     (b) The approximate number of record holders of Class A ordinary shares as of December 31, 1999 was 700.

     (c) In 1999, four regular quarterly dividends were paid at $0.44 per share to all shareholders of record on February 5, April 23, July 12 and September 24.

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

     As a holding company, the Company's principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, and the United Kingdom, including those promulgated by the Society of Lloyd's. See Note 18 to the Consolidated Financial Statements for further discussion.

     (d) Rights to purchase Class A Ordinary Shares were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of XL Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of XL's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of XL's Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of XL's Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL
Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issuance upon exercise of Rights.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data below includes the results of NAC for all years presented and is based upon the Company's new fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

                                          1999          1998          1997         1996         1995
                                       ----------------------------------------------------------------
                                       (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT DATA:
  Net premiums earned................  $ 1,750,006   $ 1,324,291   $1,114,758   $1,038,643   $1,053,748
  Net investment income..............      525,318       417,290      345,115      304,823      288,989
  Net realized gains on
     investments ....................       94,356       211,204      410,658      174,593      131,840
  Equity in net income of
     affiliates .....................       40,907        50,292       64,959       59,084       51,074
  Losses and loss expenses (1).......    1,304,304       841,517      738,849      739,058      772,096
  Acquisition costs and operating
     expenses........................      689,005       436,598      318,107      277,801      269,427
  Interest expense...................       37,378        33,444       29,622       22,322       15,648
  Amortization of intangible
     assets .........................       49,141        26,881        7,403          368          368
  Income before minority interest and
     income tax expense..............      431,159       686,962      841,509      537,594      468,113
  Net income.........................      470,509       656,330      809,029      516,471      450,080
PER SHARE DATA:
  Net income per
     share - basic(2)(3).............  $      3.69   $      5.86   $     7.95   $     4.81   $     3.82
  Net income per
     share - diluted(2)(3)...........  $      3.62   $      5.68   $     7.74   $     4.73   $     3.76
  Weighted average shares
  Outstanding - basic (3)............      127,601       112,034      101,708      107,339      117,833
  Weighted average shares
  Outstanding - diluted (3)..........      130,304       116,206      105,005      109,908      120,496
  Cash dividends per share (3).......  $      1.76   $      1.64   $     1.36   $     0.95   $     0.71
BALANCE SHEET DATA:
  Total investments..................  $ 9,122,591   $ 9,057,892   $6,562,609   $5,647,589   $5,234,208
  Cash and cash equivalents..........      557,749       480,874      383,594      321,140      787,759
  Investments in affiliates..........      479,911       154,668      524,866      414,891      351,669
  Total assets.......................   15,090,912    13,581,140    9,070,031    7,823,375    7,424,468
  Unpaid losses and loss expenses ...    5,369,402     4,896,643    3,972,376    3,623,334    3,238,156
  Notes payable and debt.............      410,726       613,873      453,866      323,858      299,927
  Shareholders' equity...............    5,577,078     5,612,603    3,195,749    2,637,533    2,564,422
  Book value per share (3)...........  $     43.64   $     43.59   $    31.55   $    25.31   $    22.85
  Fully diluted book value per share
     (3) .                             $     43.13   $     43.20   $    31.42   $    25.24   $    22.79
OPERATING RATIOS:
  Loss and loss expense ratio (1)....         69.1%         63.6%        66.3%        71.2%        73.3%
  Underwriting expense ratio (4).....         34.3%         30.2%        27.9%        26.2%        25.6%
  Combined ratio (5).................        103.4%         93.8%        94.2%        97.4%        98.9%

1) The loss and loss expense ratio is the calculated by dividing the losses and loss expenses incurred by the net premiums earned. In 1999, the loss and loss expense ratio excludes an increase to reserves of $95 million associated with the merger with NAC.

2) Net income per share is based on the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period as required by Statement of Financial Accounting Standard No. 128.

3) All share and per share information has been retroactively restated to give effect to a one for one stock dividend paid to XL shareholders of record on July 26, 1996. Cash dividends per share have not been adjusted for the pooling effect of NAC.

4) The underwriting expense ratio is the sum of acquisition expenses and operating expenses divided by net premiums earned. Operating expenses relating to the corporate segment have not been included for purposes of calculating the underwriting expense ratio.

5) The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio of under 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the Company's results of operations and financial condition. Prior period information presented is the combination of the results formerly presented by XL Capital and NAC, as required for a business combination accounted for by the pooling of interests method, which assumes NAC had always been a part of the Company. It is also based upon the Company's new fiscal year end of December 31. See Note 6 "Business Combinations" of the audited Consolidated Financial Statements for further details. The Company's results of operations and financial condition for 1998 were significantly impacted by the acquisition of Mid Ocean in August 1998, which was accounted for as a purchase business combination.

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

INDUSTRY OVERVIEW

     Abundant capacity and significant price competition continued to characterize the property and casualty insurance and reinsurance industry during 1999. Excess capital and limited opportunities for growth in traditional markets continued to generate merger and acquisition activity as companies attempt to maintain or improve market share and performance. Perhaps more than ever, the Company, together with the industry, faces a difficult challenge in generating profitable growth.

     1999 was among the worst years for insured catastrophic losses. The industry suffered losses from, amongst other events, the Sydney hailstorms, the Oklahoma tornadoes, Hurricane Floyd and the European windstorms. Despite these losses, premium rates in 1999 did not increase significantly.

RESULTS OF OPERATIONS

     The following table presents an after tax analysis of the Company's net income for the years ended December 31, 1999, 1998 and 1997 (U.S. dollars in thousands except per share amounts):

                                                              1999       1998       1997
                                                            ------------------------------
Net operating income
  (excluding net realized gains on investments)...........  $370,809   $457,402   $413,307
Net realized gains on investments.........................    99,700    198,928    395,722
                                                            ------------------------------
Net income................................................  $470,509   $656,330   $809,029
                                                            ------------------------------
Earnings per share - basic................................     $3.69      $5.86      $7.95
Earnings per share - diluted..............................     $3.62      $5.68      $7.74

     Net income decreased in 1999 compared to 1998 as a result of a decrease in both net operating income and net realized gains on investments. The decrease in net operating income in 1999 from 1998 is due to a decrease in underwriting income. The primary reason for this decrease is losses incurred by the Company of $125 million after tax, or $0.97 per share, as a result of two major European windstorms in December 1999. Net operating income increased in 1998 over 1997 due to the acquisition of Mid Ocean in 1998. Net income decreased in 1998 compared to 1997 as a result of a decrease in net realized gains on investments.

     Basic and diluted earnings per share decreased in 1999 over 1998 and in 1998 over 1997 due to both a decrease in net income, and, following the acquisition of Mid Ocean, a net increase in the weighted average number of shares issued and outstanding.

SEGMENTS

     The Company is organized into four underwriting segments - insurance, reinsurance, Lloyd's syndicates and financial services - and a corporate segment, which includes the investment operations of the Company. See Part 1 and
Item 8, Note 3 to the Consolidated Financial Statements for further details.

INSURANCE OPERATIONS

     The insurance business is written primarily by the following subsidiaries of the Company: XL Insurance, XL Europe, XL Insurance Company of New York, Greenwich Insurance, Indian Harbor Insurance, ECS and Intercargo. Insurance business written includes general liability, other liability (including directors and officers, professional and employment practices liability), program business, property, marine, aviation, satellite and other product lines (including U.S. Customs bonds, surety, political risk and specialty lines).

     The following table summarizes the underwriting profit (loss) for this segment (U.S. dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   1999     99 VS 98     1998     98 VS 97     1997
                                                 ----------------------------------------------------
Net premiums earned............................  $463,069     12.9%    $410,030     (4.4%)   $428,774
Fee and other income...........................     7,584     (8.0%)      8,244        NM           -
Losses and loss expenses.......................   309,079     15.4%     267,823    (24.0%)    352,203
Acquisition costs..............................    65,318     37.0%      47,688    (13.6%)     55,199
Operating expenses.............................    70,929     42.7%      49,702     33.5%      37,232
                                                 ----------------------------------------------------
Underwriting profit (loss).....................  $ 25,327    (52.3%)   $ 53,061        NM    $(15,860)
                                                 ----------------------------------------------------

NM=Not Meaningful

     The overall increase in net premiums earned in the insurance segment in 1999 over 1998 is primarily a result of an increase in gross premiums written in the primary property, aviation and satellite, marine and other lines of business by the Company's subsidiaries in the U.S. See Note 3 to the Consolidated Financial Statements. Net premiums earned in 1999 also reflect the purchase of Intercargo in May 1999, for which approximately $33 million was earned from the date of purchase. Partially offsetting this increase is a decrease in the general liability lines, where there was a reduction in the amount of gross premiums written due to increased competition. This decrease also accounts for the overall reduction in net premiums earned in 1998 over 1997. High levels of competition continued, particularly on a price basis and in coverage terms, although business retention has remained in excess of 80% for the last three years. Generally, the Company's response has been to move to higher attachment levels which result in lower premiums as the Company moves further away from risk.

     There was a small increase in the net premiums earned in 1999 over 1998 in the other liability business, which comprises mostly professional lines, despite a decrease in the amount of gross premiums written in 1999 compared to 1998. The increase in net premiums earned is primarily as a result of several tailored programs written in 1998, which are earned over a period greater than one year. There were also increases in net premiums earned in 1998 over 1997 in the property, marine, energy, aviation and satellite lines of business, mainly in the U.S. where there were expanded opportunities on existing accounts, as well as new business.

     The source of fee and other income differs between 1999 and 1998. During 1998, the Company assisted in structuring a transaction that resulted in fee income. These transactions tend to be irregular in nature and require an investment of Company resources that are included in operating expenses. During 1999, the Company purchased ECS, which underwrites business on behalf of third parties in exchange for commissions. This income will decline in the future as ECS underwrites business on behalf of the Company.

     The changes in the loss and loss expenses, acquisition costs and operating expenses as shown above are discussed below as part of the analysis of the Company's underwriting ratios.

     The decrease in the underwriting profit in 1999 over 1998 in this segment is due to higher loss and loss expense ratios in 1999 as reflected in the underwriting expense ratios set forth below. The following table represents the ratios for this segment for the three years ended December 31, 1999:

                                                              1999    1998     1997
                                                              ----------------------
Loss and loss expense ratio.................................  66.7%   65.4%    82.1%
Underwriting expense ratio..................................  29.4%   23.8%    21.6%
                                                              ----------------------
Combined ratio..............................................  96.1%   89.2%   103.7%
                                                              ----------------------

     The increase in the loss ratio in 1999 over 1998 is the result of two factors. The Company had an intercompany stop loss agreement in place in 1999 under which a subsidiary in the reinsurance segment was covered for losses exceeding a specified loss ratio up to $100 million. The purpose of this agreement is to efficiently manage statutory surplus levels across the Company. As a result of catastrophic losses which occurred in 1999, the full amount of losses of $100 million were included in the insurance segment and excluded from the reinsurance segment. The loss and loss expense ratio would have been 45.2% and the underwriting profit would have been $125 million had this stop loss agreement not been in place. Offsetting this loss in 1999 and also causing the decrease in the loss ratio in 1998 from 1997 was a reduction of insurance loss reserves established on the Company's liability lines due to updated actuarially determined reserve estimates. Due to the lack of industry data available, the Company estimates loss reserves based upon its own experience. Over time, the amount of data available has increased, providing a larger statistical base for estimating reserves and loss experience has developed more favorably than expected. In addition, reserves were reduced on specialty cover policies for the years 1995 through 1997, which expired in 1998 and for which there was an absence of expected losses on these policies.

     The increase in the expense ratio over each of the years presented is due to both the changes in the product mix towards U.S. primary business which tends to have higher acquisition costs, and the additional operating expenses incurred by the Company in establishing its start up operations in the U.S. and new lines of business.

REINSURANCE OPERATIONS

     The reinsurance business is written by XL Mid Ocean Re, which writes primarily property lines which are short-tail in nature, and NAC Re, which primarily writes long-tail casualty business. Business written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation and satellite and other lines, including political risk and specialty lines.

     The following table summarizes the underwriting profit (loss) for this segment (U.S. dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   1999     99 VS 98     1998     98 VS 97     1997
                                                 ----------------------------------------------------
Net premiums earned............................  $909,915     19.7%    $760,409     10.8%    $685,984
Losses and loss expenses.......................   597,269     31.1%     455,583     17.8%     386,646
Acquisition costs..............................   224,359     31.2%     171,039     19.8%     142,818
Operating expenses.............................   103,264     20.7%      85,541     12.8%      75,829
                                                 ----------------------------------------------------
Underwriting (loss) profit.....................  $(14,977)       NM    $ 48,246    (40.2%)   $ 80,691
                                                 ----------------------------------------------------

     The increase in net premiums earned in 1999 over 1998 is due to two factors: (i) the acquisition of Mid Ocean in August 1998 which results in only five months of net premiums earned included in 1998 compared to twelve months in 1999, and (ii) increases in gross premiums written and earned in the casualty reinsurance business in 1999 resulting primarily from a relatively small number of large reinsurance transactions. The increase in net premiums earned in 1998 over 1997 is primarily due to the acquisition of Mid Ocean. This increase was partially offset by declines in net premiums earned on the casualty business in 1998 over 1997 due to increased market competition and pricing and the Company's decision not to renew accounts that were deemed not to meet the Company's profitability standards.

     Operating expenses increased in 1999 over 1998 and in 1998 over 1997 due to the acquisition of Mid Ocean.

     The changes in the underwriting result in the reinsurance segment for each of the three years ended December 31 are due to changes in the underwriting ratios as illustrated below.

                                                               1999    1998    1997
                                                              ----------------------
Loss and loss expense ratio.................................   65.6%   60.0%   56.4%
Underwriting expense ratio..................................   36.0%   33.8%   31.9%
                                                              ----------------------
Combined ratio..............................................  101.6%   93.8%   88.3%
                                                              ----------------------

     The increase in the loss ratio in this segment in 1999 over 1998 was due to losses incurred by the Company from two major European windstorms which occurred in December 1999, together with other insured catastrophes in Sydney and Oklahoma, and from satellite losses earlier in the year. Property catastrophe business has loss experience which is generally categorized as low frequency but high severity in nature. This may result in volatility in the Company's financial results for any fiscal year or quarter. Property catastrophe losses generally are notified and paid within a short period of time from the covered event. In addition, there was an increase in the loss ratio in 1999 over 1998 in the casualty reinsurance business relating to reserve increases in accordance with actuarial estimates, caused to a large extent by the deterioration in premium rates. Actuarial assumptions are used to establish initial expected loss ratios employed in the actuarial methodologies from which the reserve for loss and loss expenses is derived. Such loss ratios are periodically adjusted to reflect comparisons with actual claims development, inflation and other considerations.

     Net losses incurred in this segment in 1999 reflect a reduction of $100 million relating to an intercompany reinsurance agreement with another of the Company's subsidiaries in the insurance segment. The loss and loss expense ratio would have been 76.6% and the underwriting loss would have been $115 million had this stop loss agreement not been in place. Net losses incurred in 1999 also exclude an adjustment to reserves of $95 million following the merger with NAC.

     The increase in the loss ratio in 1998 over 1997 is due to losses relating to Hurricane Georges and SwissAir for approximately $60 million.

     The increase in the expense ratio in 1999 over 1998 is primarily due to an increase in profit commission payable to cedents of proportional business written by XL Mid Ocean Re. Profitability on some contracts written in earlier underwriting years has increased relative to original estimates, with the resulting increases in profit commissions payable.

     The Company's casualty business includes an element of asbestos and environmental claims on business written prior to 1986. The Company's reserving process includes a supplemental evaluation of claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. However, the Company's loss and loss expense reserves for such exposures, net of reinsurance, as of December 31, 1999, 1998, and 1997 is less than 1% of its total reserves. A reconciliation of the Company's gross and net liabilities for such exposures for the three years ending December 31, 1999 is set forth in Note 7 of the Notes to Consolidated Financial Statements.

LLOYD'S SYNDICATES

     The Lloyd's operations comprise Brockbank and Denham, both of which were acquired in 1998. Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. During 1999, these dedicated corporate syndicates wrote a range of specialty lines, primarily of insurance but also reinsurance, in parallel with other syndicates managed by Brockbank. Denham provides similar services to one corporate syndicate whose capital is partially provided by the Company and which specializes in liability coverages.

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                                1999       1998
                                                              -------------------
Net premiums earned.........................................  $355,769   $153,852
Fee and other income........................................    65,892     14,081
Losses and loss expenses....................................   297,595    118,111
Acquisition costs...........................................    89,195     30,614
Operating expenses..........................................    28,125     14,875
                                                              -------------------
Underwriting profit.........................................  $  6,746   $  4,333
                                                              -------------------

     The increase in 1999 over 1998 in this segment is a result of the Brockbank acquisition in August 1998. In addition, results for Denham were not significant in 1998.

     In 1999, fee and other income primarily relates to the sale by Brockbank of its two motor insurance businesses, Admiral and Zenith, resulting in a gain of $40.2 million. The Company expects there to be decreases in net premiums earned, fee income and certain costs next year as a result of this sale. However, the Company does not expect the overall profitability of its Lloyd's operations to be significantly affected by such sales. Excluding the gain on sale, fee and other income primarily relates to fees received from the management of Lloyd's syndicates and profit commissions which are earned based upon the estimated results of syndicates managed.

     The following table presents the underwriting ratios for this segment:

                                                               1999     1998
                                                              ---------------
Loss and loss expense ratio.................................   83.6%    76.8%
Underwriting expense ratio..................................   33.0%    29.6%
                                                              ---------------
Combined ratio..............................................  116.6%   106.4%
                                                              ---------------

     Losses incurred by the corporate syndicates of Brockbank attach at lower levels and are therefore higher in frequency but lower in severity as compared to the losses relating to the reinsurance and insurance segments of the Company. The increase in the loss ratio in 1999 over 1998 is due to reserve increases related to adverse development on the U.K. motor business prior to the sale for which the Company still retains residual liability.

FINANCIAL SERVICES

     The financial services business includes premiums received from credit enhancement by financial guaranty insurance and reinsurance policies and credit default swaps written in respect of asset-backed, municipal and corporate risk obligations. Fee income included in this segment is comprised primarily of income received from the two loss reserve transactions that were underwritten in 1999. Premiums received in respect of credit default swap transactions are also included as fee income and earned over the life of the policies.

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                               1999
                                                              -------
Net premiums earned.........................................  $21,253
Fee and other income........................................   26,924
Losses and loss expenses....................................    5,361
Acquisition costs...........................................    2,108
Operating expenses..........................................   16,670
                                                              -------
Underwriting profit.........................................  $24,038
                                                              -------

     Financial guaranty insurance premiums and credit default swap premiums are earned over the life of the exposure and certain transactions such as installment premiums are not recognized as premiums written until the premium is received.

     The following table presents the underwriting ratios for the financial services segment:

                                                               1999
                                                              ------
Loss and loss expense ratio.................................   25.2%
Underwriting expense ratio..................................   88.4%
                                                              ------
Combined ratio..............................................  113.6%
                                                              ------

     This segment writes business with an expected loss ratio of approximately 25%. The high expense ratio reflects the start up nature of this segment.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized gains and losses for the three years ended December 31, 1999 (U.S dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   1999     99 VS 98     1998     98 VS 97     1997
                                                 ----------------------------------------------------
Net investment income..........................  $525,318     25.9%    $417,290     20.9%    $345,115
Net realized investment gains..................  $ 94,356        NM    $211,204        NM    $410,658
Annualized effective yield.....................      5.85%        -       5.38%         -       5.50%

     External investment professionals manage the Company's portfolio under the direction of management.

     At December 31, 1999, total investments and cash, net of the payable for investments purchased, were $9.1 billion, compared to $8.9 billion at December 31, 1998. This increase includes the reinvestment of investment income and realized gains, but is primarily due to the loss portfolio transfers discussed further in "--Financial Condition and Liquidity". This increase was net of any transfer of assets to limited investment partnerships, included in investments in affiliates. As the Company's long-tail casualty business matures over the next three to five years, it is possible that claims payments may increase due to the additional exposure to events which occurred in prior years but have not yet been paid. Funds available for investment may therefore be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at December 31, 1999 represented approximately 88% of investments available for sale and were managed by several independent investment managers with different strategies. Of the fixed income securities, approximately 87% are of investment grade, with 60% rated Aa or AA or better by a nationally recognized rating agency.

     The payable for investments purchased was $622.3 million at December 31, 1999 and $633.2 million at December 31, 1998. The payable balance at any one time is the result of a timing difference as it is the Company's policy to account for its investments on a trade basis.

     The increase in investment income in 1999 over 1998 is primarily due to an increase in the annualized effective yield on the portfolio. The increase in investment income in 1998 over 1997 is due to an increase in the average asset base, primarily due to the merger with Mid Ocean in August 1998 and the Company's positive operational cash flow. The investment income from the asset accumulation business assets transferred did not have a significant impact due to the timing of the transfers to the Company which occurred in the third and fourth quarters of 1999.

     Net realized gains in 1999 and 1998 reflect the strong performance of the equity market. In 1998, equity gains of $150.0 million were realized as some of the Company's equity managers locked in gains where they felt valuations had reached their targets. However, 1999 equity gains were offset by declining fixed income markets, which had been strong throughout most of 1998. Due to declining interest rates combined with widening spreads in the corporate and mortgage markets, the fixed income sector allowed the Company opportunities to increase the yield on its investment in 1999. As a result, the Company's investment managers will continue to pursue a total return strategy to take advantage of the higher yields. During 1997, both the fixed income and equity portfolios were restructured, resulting in the above-normal turnover of the portfolio and contributing to the significant gains realized during the year. Market conditions were also very strong during 1997.

     The Company also maintains a synthetic equity portfolio holding S&P 500 Index futures that realized net gains of $11.3 million and $23.2 million for the years ended December 31, 1999 and 1998, respectively.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses of the Company for the three years ended December 31, 1999 (U.S. dollars in thousands):

                                                               % CHANGE             % CHANGE
                                                      1999     99 VS 98    1998     98 VS 97    1997
                                                    --------------------------------------------------
Equity in net income of affiliates................  $ 40,907    (18.7%)   $50,292    (22.6%)   $64,959
Amortization of intangible assets.................    49,141        NM     26,881        NM      7,403
Corporate operating expenses......................    89,037        NM     37,139        NM      7,029
Interest expense..................................    37,378     11.8%     33,444     12.9%     29,622
Minority interest.................................       220        NM        749        NM        308
Income tax (benefit) expense......................   (39,570)       NM     29,883     (7.1%)    32,172

NM=Not Meaningful

     The decrease in equity in net income of affiliates in 1999 over 1998 and 1998 over 1997 is due to Mid Ocean. Partially offsetting the decrease in 1999 are earnings from new investments made in limited investment partnerships by the Company during 1999. In 1998, seven months of earnings from the Company's equity position in Mid Ocean were recognized, which ended in August 1998 upon the acquisition of the balance of the outstanding Mid Ocean shares. A full year's equity earnings from Mid Ocean were included in 1997.

     The increase in the amortization of intangible assets in 1999 over 1998 and 1998 over 1997 mainly relates to the goodwill arising from the Mid Ocean acquisition in 1998. In 1999, there is also additional goodwill amortization of approximately $4.0 million arising from acquisitions of ECS and Intercargo.

     Operating expenses in 1999 include $45.3 million of one-time charges related to the merger with NAC. In 1998, they include $17.5 million of one-time charges associated with the merger with Mid Ocean. Other increases are due to the increase in the corporate infrastructure necessary to support the growing worldwide operations of the Company.

     Increases in interest expense in 1999 over 1998 and 1998 over 1997 is due to the increase in the average long-term debt outstanding during the each of the years. In 1999, this was used to finance the acquisitions of ECS and Intercargo, and in both 1999 and 1998, the repurchase of shares.

     The changes in the income tax expense of the Company principally reflect the decline in the profitability of the U.S. operations for each year. In 1999, a deterioration of the casualty book for business underwritten prior to the merger with NAC resulted in a pre-tax net loss for U.S. operations, generating an income tax benefit for the year. See Note 17 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those promulgated by the Society of Lloyd's which are described more fully in Note 18 to the Consolidated Financial Statements. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at December 31, 1999 was $5.6 billion, of which $3.1 billion was retained earnings.

     Certain aspects of the Company's business are characterized as having low frequency and high severity exposures. This may result in volatility in both the Company's results and operational cash flows. However, the Company continues to generate significant positive cash flow from operating activities.

     In 1999, 1998 and 1997, the total amount of net losses paid by the Company was $1,093.5 million, $730.9 million and $330.9 million, respectively. The increase is primarily due to the acquisition of Mid Ocean in August 1998.

     The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company's subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

     Inflation can have an effect on the Company in that inflationary factors can increase damage awards and potentially result in larger claims. The Company's underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressure. Inflationary factors are considered in determining the premium level on any multi-year policies at the time contracts are written.

     In 1999, the Company completed the purchase of Intercargo and ECS for a total of $222.8 million in cash. Both of these transactions are accounted for under the purchase method of accounting, and resulted in goodwill of $159.6 million. These transactions were financed in part through bank borrowings and internal funds.

     During 1999, the Company redistributed assets from investments available for sale and cash for the following investments:

     (1) The Company made minority investments in Highfields Capital Management LP and MKP Capital Management LP and into the funds they manage totaling
$281.2 million.

     (2) The Company invested $97.0 million in a joint venture with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re.

     (3) The Company invested a further $91.0 million in limited partnerships and other investments.

     These above investments account for the increase in investments in affiliates and other investments.

     The Company assumed two loss portfolio transfers during the second half of the year which are accounted for on a deposit basis. These reserves are included in deposit liabilities and policy benefit reserves with the corresponding assets held in investments available for sale.

     The Company has had several stock repurchase programs as part of its capital management. On January 22, 1999, the Board of Directors discontinued the Company's existing program with $148.8 million remaining and replaced it with an authorization to repurchase $500 million. During the first six months of 1999, the Company purchased 2.1 million shares at a cost of $126.8 million. In
June 1999, the Board of Directors rescinded the Company's share repurchase program. On January 9, 2000 the Board of Directors authorized the repurchase of shares up to $500 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum as part of the Company's capital management strategy. The Company has purchased 3.7 million shares up to March 17, 2000 at a cost of $165.8 million or $44.76 per share.

     As at December 31, 1999, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $2.36 billion comprising 364-day facilities, 5-year facilities, notes payable and other loans and letter of credit facilities. Debt and notes outstanding at December 31, 1999 were $410.7 million and letters of credit outstanding were $891.6 million. Letters of credit issued and outstanding, 66% of which were collateralized by the Company's investment portfolio, primarily support U.S. non-admitted business and the Company's Lloyd's capital requirements.

     During 1999 and 1998, borrowings under these facilities were $329 million and $655 million, respectively, and repayments under the facilities were $340 million and $495 million, respectively. The borrowings in 1999 facilitated the repurchase of shares and the purchase of Intercargo and ECS. In 1998, borrowings include $300 million to fund the cash election available to shareholders in connection with the Mid Ocean merger. Included in the 1998 notes payable and debt was $100 million 5.25% Convertible Subordinate Debentures due 2002, which were converted in June 1999 by the issue of 1.8 million shares out of treasury. Additional borrowings in 1998 were made to fund the Company's U.S. operations. The total pre-tax interest expense on notes and debt outstanding during the year ended December 31, 1999 and 1998 was $37.4 million and $33.4 million, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout the period. See Note 10 to the Consolidated Financial Statements for further details.

YEAR 2000 ISSUES

     There was no significant impact of Year 2000 issues on the Company's technology systems. Total costs incurred by the Company in ensuring its technology systems were compliant through December 31, 1999 were not significant. The Company did not experience any significant disruption due to the impact of Year 2000 issues on its service providers.

     The Company is exposed to risks associated with Year 2000 issues based upon the underwriting exposures that it assumes. All insurance and reinsurance subsidiaries of the Company examined the potential exposure to Year 2000-related risks associated with the coverages that they provided. In some instances, Year 2000-related risks were expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In view of the apparent lack of significant Year 2000-related losses, the Company does not expect to have a material exposure to Year 2000-related coverage claims. See generally "--Cautionary Note Regarding Forward-Looking Statements".

FINANCIAL RISK MANAGEMENT

     The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company enters into derivatives and other financial instruments primarily for risk management purposes.

     This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally "--Cautionary Note Regarding Forward-Looking Statements".

     The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.

     An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 5.8% or $438 million on the Company's fixed income portfolio as of December 31, 1999.

     In evaluating the impact of price changes of the equity portfolio, a 10% change in equity prices would affect total return by approximately
$114 million.

     The Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

FOREIGN CURRENCY RISK MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore realized and unrealized gains and losses on them are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 1999, forward foreign exchange contracts with notional principal amounts totaling $339.3 million were outstanding. The fair value of these contracts as at December 31, 1999 was $341.1 million with unrealized gains of $1.8 million. Losses of $2.7 million were realized during the year. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 1999 would have resulted in approximately $34.6 million in unrealized gains and $33.7 million in unrealized losses.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At December 31, 1999, the value of such contracts outstanding was not significant.

     The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less and are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At
December 31, 1999, the Company had, as hedges, foreign exchange contracts for the sale of $94.0 million and the purchase of $7.5 million of foreign currencies at fixed rates, primarily Euros (49% of net contract value), British pounds (18%) and New Zealand Dollars (16%). The market value of fixed maturities denominated in foreign currencies that were hedged and held by the Company as at December 31, 1999 was $85.2 million.

     Unrealized foreign exchange gains and losses on foreign exchange contracts hedging foreign currency fixed maturity investments are deferred and included as a component of shareholders' equity. As at December 31, 1999, unrealized deferred losses amounted to $2.0 million and were offset by corresponding increases in the dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at December 31, 1999, realized deferred losses amounted to $0.5 million.

FINANCIAL MARKET EXPOSURE

     The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31, 1999, the portfolio held $121.9 million in exposure to S&P 500 Index futures and underlying assets of $122.0 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $134.1 million and $109.7 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended December 31, 1999, net realized gains from index futures totaled $11.3 million as a result of the 19.5% increase in the S&P Index during the twelve-month period.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At December 31, 1999, bond and stock index futures outstanding were $241.1 million with underlying investments having a market value of $2.5 billion (all managers are prohibited by the Company's investment guidelines from leveraging their positions). A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $24.1 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

CURRENT OUTLOOK

     The Company believes competition in the property casualty insurance and reinsurance industry will continue to be strong in 2000, exerting pressure on rates in general across many product lines. Although the Company believes some opportunities will exist in 2000 for growth in selected product lines, no assurances can be made that growth in these lines will be sufficient to offset the competitive pressures affecting the majority of the Company's product lines.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (v) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance; (viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of the Year 2000-related issues on the Company's underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures; (xii) changes in rating agency policies or practices; (xiii) changes in accounting policies or practices; and
(xiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES    PAGE
------------------------------------------------------------  --------
Consolidated Balance Sheets as at December 31, 1999 and
  1998......................................................        32
Consolidated Statements of Income and Comprehensive income
  for the years ended December 31, 1999, 1998 and 1997......        33
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997 .............        34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................        35
Notes to Consolidated Financial Statements for the years
  ended December 31, 1999, 1998 and 1997....................        36

                                 XL CAPITAL LTD

          CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1999 AND 1998
               (U.S. dollars in thousands, except share amounts)

                                                                 1999          1998
                                                              -------------------------
                                      A S S E T S
Investments:
  Fixed maturities, available for sale at fair value
     (amortized cost: 1999, $7,835,919; 1998, $7,433,724)...  $ 7,581,151   $ 7,512,903
  Equity securities, at fair value (cost: 1999, $863,020;
     1998, $1,127,590)......................................    1,136,180     1,299,098
  Short-term investments, at fair value (amortized cost:
     1999, $405,375; 1998, $246,085)........................      405,260       245,891
                                                              -------------------------
        Total investments...................................    9,122,591     9,057,892
Cash and cash equivalents...................................      557,749       480,874
Investments in affiliates (cost: 1999, $478,266; 1998,
  $141,590).................................................      479,911       154,668
Other investments...........................................      165,613        44,085
Accrued investment income...................................      111,590        95,910
Deferred acquisition costs..................................      275,716       204,271
Prepaid reinsurance premiums................................      217,314       215,466
Premiums receivable.........................................    1,126,397       904,203
Reinsurance balances receivable.............................      149,880       124,771
Unpaid losses and loss expenses recoverable.................      831,864       593,960
Intangible assets (accumulated amortization: 1999, $118,663;
  1998, $70,190)............................................    1,626,946     1,502,828
Deferred tax asset, net.....................................       97,928        37,481
Other assets................................................      327,413       164,731
                                                              -------------------------
        Total assets........................................  $15,090,912   $13,581,140
                                                              -------------------------
          L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
Liabilities:
Unpaid losses and loss expenses.............................  $ 5,369,402   $ 4,896,643
Deposit liabilities and policy benefit reserves.............      837,893             -
Unearned premiums...........................................    1,497,376     1,337,277
Notes payable and debt......................................      410,726       613,873
Reinsurance balances payable................................      387,916       183,660
Net payable for investments purchased.......................      622,260       633,181
Other liabilities...........................................      345,738       256,862
Minority interest...........................................       42,523        47,041
                                                              -------------------------
        Total liabilities...................................  $ 9,513,834   $ 7,968,537
                                                              -------------------------
Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding:
  Class A ordinary shares (1999, 124,691,541; 1998,
     125,629,257)...........................................        1,247         1,256
  Class B ordinary shares (1999, 3,115,873; 1998,
     3,115,873).............................................           31            31
Contributed surplus.........................................    2,520,136     2,508,062
Accumulated other comprehensive income......................       19,311       235,185
Deferred compensation.......................................      (28,797)      (22,954)
Retained earnings...........................................    3,065,150     2,891,023
                                                              -------------------------
        Total shareholders' equity..........................  $ 5,577,078   $ 5,612,603
                                                              -------------------------
        Total liabilities and shareholders' equity..........  $15,090,912   $13,581,140
                                                              -------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (U.S. dollars in thousands, except share and per share amounts)

                                                                  1999         1998         1997
                                                               ------------------------------------
Revenues:
  Net premiums earned.......................................   $1,750,006   $1,324,291   $1,114,758
  Net investment income.....................................      525,318      417,290      345,115
  Net realized gains on sales of investments................       94,356      211,204      410,658
  Equity in net income of affiliates........................       40,907       50,292       64,959
  Fee and other income......................................      100,400       22,325            -
                                                               ------------------------------------
        Total revenues......................................    2,510,987    2,025,402    1,935,490
                                                               ------------------------------------
Expenses:
  Losses and loss expenses..................................    1,304,304      841,517      738,849
  Acquisition costs.........................................      380,980      249,341      198,017
  Operating expenses........................................      308,025      187,257      120,090
  Interest expense..........................................       37,378       33,444       29,622
  Amortization of intangible assets.........................       49,141       26,881        7,403
                                                               ------------------------------------
        Total expenses......................................    2,079,828    1,338,440    1,093,981
                                                               ------------------------------------
Income before minority interest and income tax expense......      431,159      686,962      841,509
  Minority interest in net income of subsidiary.............          220          749          308
  Income tax (benefit) expense..............................      (39,570)      29,883       32,172
                                                               ------------------------------------
Net income..................................................   $  470,509   $  656,330   $  809,029
                                                               ------------------------------------
Change in net unrealized appreciation of investments........     (211,842)     (15,414)       6,233
Foreign currency translation adjustments....................       (4,032)        (872)      (2,388)
                                                               ------------------------------------
Comprehensive Income........................................   $  254,635   $  640,044   $  812,874
                                                               ------------------------------------
Weighted average ordinary shares and ordinary share
  equivalents outstanding - basic...........................      127,601      112,034      101,708
                                                               ------------------------------------
Weighted average ordinary shares and ordinary share
  equivalents outstanding - diluted.........................      130,304      116,206      105,005
                                                               ------------------------------------
Earnings per ordinary share and ordinary share
  equivalent - basic........................................   $     3.69   $     5.86   $     7.95
                                                               ------------------------------------
Earnings per ordinary share and ordinary share
  equivalent - diluted......................................   $     3.62   $     5.68   $     7.74
                                                               ------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (U.S. dollars in thousands)

                                                                 1999         1998         1997
                                                              ------------------------------------
Ordinary Shares:
  Balance-beginning of year.................................  $    1,287   $    1,013   $    1,039
  Issue of shares...........................................           1           15            6
  Issue of shares - Mid Ocean acquisition...................           -          291            -
  Exercise of stock options.................................           5            3            4
  Repurchase of treasury shares.............................         (15)         (35)         (36)
                                                              ------------------------------------
      Balance-end of year...................................       1,278        1,287        1,013
                                                              ------------------------------------
Contributed Surplus:
  Balance-beginning of year.................................   2,508,062      506,452      500,599
  Issue of shares...........................................      15,951      101,502       18,917
  Issue of shares Mid Ocean acquisition.....................           -    2,093,426            -
  Exercise of stock options.................................      11,711        9,147        6,277
  Repurchase of treasury shares.............................     (15,588)    (202,465)     (19,341)
                                                              ------------------------------------
      Balance-end of year...................................   2,520,136    2,508,062      506,452
                                                              ------------------------------------
Accumulated other comprehensive income:
  Balance-beginning of year.................................     235,185      251,471      247,626
  Net change in unrealized gains on investment portfolio,
     net of tax.............................................    (213,482)     (10,352)      (8,302)
  Net change in unrealized gains on investment portfolio of
     affiliate..............................................       1,640       (5,062)      14,535
  Currency translation adjustments..........................      (4,032)        (872)      (2,388)
                                                              ------------------------------------
      Balance-end of year...................................      19,311      235,185      251,471
                                                              ------------------------------------
Deferred Compensation:
  Balance-beginning of year.................................     (22,954)     (18,263)      (9,825)
  Issue of restricted shares................................     (13,603)     (10,506)     (13,675)
  Amortization..............................................       7,760        5,815        5,237
                                                              ------------------------------------
      Balance-end of year...................................     (28,797)     (22,954)     (18,263)
                                                              ------------------------------------
Retained Earnings:
  Balance-beginning of year.................................   2,891,023    2,455,076    1,898,094
  Net income................................................     470,509      656,330      809,029
  Cash dividends paid.......................................    (212,659)    (156,482)    (120,607)
  Repurchase of treasury shares.............................     (83,723)     (63,901)    (131,440)
                                                              ------------------------------------
      Balance-end of year...................................   3,065,150    2,891,023    2,455,076
                                                              ------------------------------------
Total shareholders' equity..................................  $5,577,078   $5,612,603   $3,195,749
                                                              ------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (U.S. dollars in thousands)

                                                                 1999          1998          1997
                                                              ---------------------------------------
Cash flows provided by operating activities:
   Net income...............................................  $   470,509   $   656,330   $   809,029
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Net realized gains on sales of investments...............      (94,356)     (211,204)     (410,658)
   Amortization of (discounts) premium on fixed
      maturities............................................      (14,429)      (14,718)       (2,170)
   Equity in net income of affiliates, net of cash
      received..............................................      (34,506)      (24,973)      (34,395)
   Amortization of deferred compensation....................        7,657         5,815         5,237
   Amortization of intangible assets........................       49,141        26,881         7,403
   Unpaid losses and loss expenses..........................      411,396       323,857       314,449
   Unearned premiums........................................      131,767        52,161      (193,018)
   Premiums receivable......................................     (166,027)        4,245       151,203
   Unpaid losses and loss expenses recoverable..............     (212,928)     (221,177)       94,349
   Prepaid reinsurance premiums.............................       (1,848)      (45,961)      (49,328)
   Reinsurance balances receivable..........................      (25,109)      (31,103)       16,419
   Other....................................................      (25,632)       39,783        25,424
                                                              ---------------------------------------
      Total adjustments.....................................       25,126       (96,394)      (75,085)
                                                              ---------------------------------------
   Net cash provided by operating activities................      495,635       559,936       733,944
Cash flows used in investing activities:
   Proceeds from sale of fixed maturities and short-term
      investments...........................................   15,664,591    15,765,103    12,385,521
   Proceeds from redemption of fixed maturities and
      short-term investments................................      134,565       516,418       187,441
   Proceeds from sale of equity securities..................    1,017,177       918,501     1,381,465
   Purchases of fixed maturities and short-term
      investments...........................................  (16,075,719)  (16,460,877)  (12,615,821)
   Purchases of equity securities...........................     (803,728)   (1,020,032)   (1,147,601)
   Deferred (gains) losses on forward contracts.............         (509)      (12,163)        8,247
   Investments in affiliates................................     (348,543)       (1,126)      (43,184)
   Acquisition of subsidiaries, net of cash acquired........     (173,206)       41,483      (660,137)
   Other investments........................................     (120,717)        4,411        (6,016)
   Deposit liabilities and policy benefit reserve...........      837,893             -             -
   Other assets.............................................      (35,133)       13,430       (54,353)
                                                              ---------------------------------------
Net cash provided (used) in investing activities............       96,671      (234,852)     (564,438)
Cash flows used in financing activities:
   Issue of restricted shares...............................           69           514           387
   Proceeds from exercise of stock options..................       14,014        15,092        12,284
   Repurchase of treasury shares............................      (99,344)     (266,401)     (154,720)
   Dividends paid...........................................     (212,659)     (156,481)     (120,607)
   Proceeds from loans......................................      328,700       655,000       530,000
   Repayment of notes.......................................     (100,000)            -             -
   Repayment of loans.......................................     (339,735)     (495,000)     (400,000)
   Repayment of debentures..................................     (101,737)            -             -
   Minority interest........................................       (4,900)       19,988        26,226
                                                              ---------------------------------------
Net cash used in financing activities.......................     (515,592)     (227,288)     (106,430)
Effects of exchange rate changes on cash on foreign currency
  cash balances.............................................          161          (516)         (622)
Increase in cash and cash equivalents.......................       76,875        97,280        62,454
Cash and cash equivalents-beginning of year.................  $   480,874   $   383,594   $   321,140
                                                              ---------------------------------------
Cash and cash equivalents - end of year.....................  $   557,749   $   480,874   $   383,594
                                                              ---------------------------------------
Taxes paid..................................................  $    30,246   $    31,200   $    37,600
                                                              ---------------------------------------
Interest paid...............................................  $    28,268   $    32,800   $    27,100
                                                              ---------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31 1999, 1998 and 1997

                          (U.S. dollars in thousands)

1. HISTORY

     XL Capital Ltd (sometimes referred to as the "Company") is a holding company organized under the laws of the Cayman Islands. XL was incorporated on March 16, 1998, as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986, in connection with EXEL's merger with Mid Ocean Limited, a Cayman Islands corporation. The merger was accounted for as a purchase under U.S. generally accepted accounting principles ("GAAP") and as such, results of operations of Mid Ocean are included from August 1, 1998, the effective date of the merger. In the merger, all of the shares of EXEL and Mid Ocean were exchanged for shares in the Company according to two schemes of arrangement under Cayman Islands law. The Company operated under the name "EXEL Limited" from completion of the merger until February 1, 1999 when its current name was approved by the requisite vote of the Company's shareholders. References herein to XL Capital or the Company also shall include EXEL unless the context otherwise requires. Through its subsidiaries, the Company is a leading provider of insurance and reinsurance, including coverages relating to certain financial risks, to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

     In 1999, XL Capital merged with NAC Re Corp, a Delaware corporation. The merger has been accounted for as a "pooling of interests" under U.S. GAAP. Under pooling of interests accounting, it is assumed that XL Capital and NAC have been merged from the date of incorporation of the Company, and accordingly, all prior period information contained in this document includes the results of NAC. NAC was organized in 1985 and, through its subsidiaries, writes property and casualty insurance and reinsurance in the U.S., Canada and Europe. Subsequent to the merger agreement, XL Capital amended its financial year from November 30 to December 31 as a conforming pooling adjustment and to facilitate year end reporting for its subsidiaries.

     XL Insurance, a company organized under the laws of Bermuda, and its subsidiaries are the Company's principal insurance subsidiaries. XL Insurance was formed in 1986 in response to a shortage of high excess liability coverage for Fortune 500 companies in the U.S. In 1990, XL Insurance formed XL Europe, an insurance company organized under the laws of Ireland to serve European clients and, in 1998, formed two companies now known as XL Insurance Company of New York and XL Capital Assurance.

     XL Mid Ocean Reinsurance is organized under the laws of Bermuda. On
August 7, 1998, XL Mid Ocean Re was formed through the merger of XL Global Reinsurance and Mid Ocean Re. XL Global Re was formed in November 1997 through the merger of XL Reinsurance and Global Capital Reinsurance following EXEL's acquisition of GCR Holdings Limited, a Cayman Islands holding company, on June 12, 1997. XL Reinsurance commenced operations on December 1, 1995 to write specialty reinsurance business. Mid Ocean Re and Global Capital Re were organized in 1992 and 1993, respectively, initially to write property catastrophe reinsurance following severe hurricanes which struck the southeastern United States in the late 1980's and early 1990's.

     The Company further expanded into the U.S. in 1999 by completing the acquisition of both Intercargo Corporation and ECS, Inc. Intercargo, through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance. ECS is an underwriting manager, which specializes in environmental insurance coverages and risk management services.

     The Brockbank Group was acquired through the merger with Mid Ocean. Brockbank is a company organized under the laws of the United Kingdom and is a leading Lloyd's managing agency which provides underwriting and similar services to five Lloyd's syndicates. Two of these syndicates are dedicated corporate syndicates whose capital is provided solely by the Company and its subsidiaries. Mid Ocean acquired 51% of Brockbank in December 1995 and the remaining 49% in August 1997. The two corporate syndicates, which commenced operations on January 1, 1996, underwrite property, marine and energy, aviation, satellite, professional indemnity, U.K. motor and other specialty lines of insurance and reinsurance to a global client base. As a managing agency, Brockbank receives fees

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

1. HISTORY (CONTINUED)
and commissions in respect of underwriting services it provides to syndicates. In the fourth quarter of 1999, Brockbank sold its two motor insurance businesses, Admiral and Zenith. The Company expects there to be decreases in premiums, fee income and certain costs, however it does not expect the overall profitability of its Lloyd's operations to be materially affected by such sales.

     Denham Syndicate Management Limited was acquired by NAC during 1998 and it also provides underwriting and similar services to one corporate syndicate, whose capital is partially provided by the Company. This syndicate writes a specialized book of international business, concentrating on long-tail casualty and non-marine physical damage.

     The Company participates in several joint ventures of strategic importance. In general, the Company has pursued a strategy of entering into joint ventures with organizations that possess expertise in lines of business that the Company wishes to write. The Company's principal joint ventures are in the areas of financial guaranty insurance, life insurance for high net worth individuals, Latin American reinsurance, political risk insurance and currency and related risk management. In July 1999, the Company entered into a joint venture with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising all classes of non-life reinsurance business together with a selective portfolio of life reinsurance business.

     In 1999, the Company made strategic minority investments in two investment management firms. The Company acquired minority investments in Highfields Capital Management L.P., a global equity investment firm, and MKP Capital Management, a New York-based fixed income investment manager specializing in mortgage-backed securities.

     In 1998, the Company entered into a joint venture with FSA Holdings Ltd to write financial guaranty insurance and reinsurance. Under the terms of the joint venture, each of the Company and FSA formed a Bermuda insurance company in which it is the majority shareholder and made a minority investment in the company formed by its co-venturer.

     The Company formed Reeve Court Insurance, a Bermuda company organized as a joint venture with such company's management for the purpose of providing life insurance to high net worth individuals in 1998.

     In 1997, the Company acquired a 75% holding in Latin America Re, a Bermuda reinsurance company.

     The Company formed Sovereign Risk Insurance as a joint venture in 1997. Sovereign is a Bermuda-based managing general agency that writes political risk insurance on a subscription basis on behalf of its shareholders.

     In 1996, the Company acquired approximately 30% of Pareto Partners, a firm that specializes in foreign currency management and related services.

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (U.S. dollars in thousands)

2. SIGNIFICANT ACCOUNTING POLICIES

     (A) BASIS OF PREPARATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). They include the merger with NAC, which occurred in June 1999, and which has been accounted for as a "pooling of interests" under U.S. GAAP. They are also based upon the Company's new fiscal year end of December 31. Results of operations, statements of position and cash flows include NAC as though it had always been a part of the Company. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Financial guaranty insurance premiums are earned over the life of the exposure, and certain transactions such as installment premiums are not recognized as premiums written until the premium is received.

     Acquisition costs, which vary with and are primarily related to the acquisition of policies, primarily commissions paid to brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums and the anticipated losses, investment income and other costs related to those premiums are also considered in determining the level of acquisition costs to be deferred.

     (C) REINSURANCE

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance premiums ceded are expensed and the commissions recorded thereon are earned on a monthly pro-rata basis over the period the reinsurance coverage is provided. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for estimated unrecoverable reinsurance.

     (D) INVESTMENTS

     Investments are considered available for sale and are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments, net of tax, is included in accumulated other comprehensive income. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Short-term investments comprise investments with a maturity equal to or greater than 90 days but less than one year. Equity securities include investments in open end mutual funds. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of investments are determined on the basis of average cost or amortized cost. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments.

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

     (E) CASH EQUIVALENTS

     Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

     (F) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations whose functional currency is other than the U.S. dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is recorded, net of applicable deferred income taxes, as a separate component of accumulated other comprehensive income in shareholders' equity.

     Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income, unless the foreign currency exposure is directly hedged as discussed above. Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

     (G) INVESTMENTS IN AFFILIATES

     Investments in which the Company has significant influence over the operations of its affiliates are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss for such investments in its results of operations.

     (H) OTHER INVESTMENTS

     The Company accounts for its other investments on a cost basis as it has no significant influence over these entities. Investments are written down to their realizable value where management considers there is a permanent decrease in value. Income is recorded when received.

     (I) AMORTIZATION OF INTANGIBLE ASSETS

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

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     (J) LOSSES AND LOSS EXPENSES

     Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses has been established by management based on amounts reported from insured or ceding companies and consultation with independent legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Certain workers' compensation case reserves are considered fixed and determinable and are subject to tabular reserving. Such tabular reserves are discounted using an interest rate of 7%.

     The Company recognizes as a component of loss reserves, the loss experience accounts of policyholders for policies written on a multi-year basis where experience accounts are a percentage of premiums net of related losses paid. Interest is earned on liable amounts and charged to investment income. In the event the insured cancels the policy, the return of the experience account is treated as a commutation if the Company was previously notified of a loss, or as a return premium if there has been no loss notification.

     The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries and is based on loss development patterns determined by reference to the Company's underwriting practices, the policy form and the experience of the relevant industries.

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

     (K) DEPOSIT LIABILITIES AND POLICY BENEFIT RESERVES

     Short duration contracts entered into by the Company which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are recorded for the same amount of premium received. The Company will periodically re-assess the amount of the deposit liabilities. Changes are recorded in the period they are determined as either interest income where the contract does not transfer underwriting risk, or net losses and loss expenses incurred where the contract does not transfer significant timing risk.

     Policy benefit reserves relate to long duration contracts written by the Company which do not transfer significant mortality or morbidity risks, and are accounted for as deposits, and liabilities for estimated future policy benefits are established at the time such funds are received.

     (L) INCOME TAXES

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

     (M) STOCK PLANS

     The Company accounts for stock compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock option

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) grants and stock appreciation rights is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

     (N) PER SHARE DATA

     Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

     (O) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of certain assets and liabilities are based on published market values, if available, or estimates of fair value of similar issues. Fair values are reported in Notes 4 and 10.

     (P) RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company has not yet completed its assessment of the effect of the adoption of this standard on results of operations, financial condition or liquidity, but believes it will not be significant.

3. SEGMENT INFORMATION

     The Company is organized into four underwriting segments - insurance, reinsurance, Lloyd's syndicates and financial services - in addition to a corporate segment that includes the investment operations of the Company. Certain business written by the Company has loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows.

     INSURANCE OPERATIONS

     The insurance business is written primarily by the following: XL Insurance, XL Europe, XL Insurance Company of New York, Greenwich Insurance, Indian Harbor Insurance, ECS and Intercargo. Business written includes general liability, other liability including directors and officers, professional and employment practices liability, property, program business, marine, aviation, satellite and other product lines including U.S. Customs bonds, surety, political risk and specialty lines.

     REINSURANCE OPERATIONS

     The Company's reinsurance business is primarily written by NAC Re and XL Mid Ocean Re. Business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally: general liability; professional liability; automobile and workers' compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requires that its property catastrophe contracts provide for aggregate limits and varying attachment points.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

3. SEGMENT INFORMATION (CONTINUED)
     LLOYD'S SYNDICATES

     The Lloyd's operations are comprised of Brockbank and Denham. Corporate syndicates write property, marine and energy, aviation and satellite, motor, professional indemnity, liability coverage and other specialty lines, primarily of insurance but also reinsurance. Effective January 1, 2000, the Company discontinued writing direct motor business.

     FINANCIAL SERVICES

     Financial services premiums are written by XL Insurance through XL Capital Products. Business written includes insurance and reinsurance solutions for complex financial risks. These include financial insurance and reinsurance, credit enhancement swaps and other collateralized transactions. While each of these are unique and are tailored for the specific needs of the insured, they are typically multi-year policies. Due to the nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period. The Company has approached this market on a "net-line" basis, but may cede a portion of some policies to third parties from time to time. In 1999, the Company also commenced assuming large loss portfolios as part of its new asset accumulation strategy.

     The Company evaluates performance of each segment based on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not consider the allocation of assets by segment. The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

                                                                          LLOYD'S     FINANCIAL
YEAR ENDED DECEMBER 31, 1999                   INSURANCE   REINSURANCE   SYNDICATES   SERVICES      TOTAL
----------------------------                   -------------------------------------------------------------
Net premiums earned..........................  $463,069     $909,915      $355,769     $21,253    $1,750,006
Fee and other income.........................     7,584            -        65,892      26,924       100,400
Net losses and loss expenses (1), (2)........   309,079      597,269       297,595       5,361     1,209,304
Acquisition costs............................    65,318      224,359        89,195       2,108       380,980
Operating expenses (3).......................    70,929      103,264        28,125      16,670       218,988
                                               -------------------------------------------------------------
Underwriting profit (loss)...................  $ 25,327     $(14,977)     $  6,746     $24,038    $   41,134
Net investment income........................                                                        525,318
Net realized gains on investments............                                                         94,356
Equity in net earnings of affiliates.........                                                         40,907
Interest expense.............................                                                         37,378
Amortization of intangible assets............                                                         49,141
Corporate operating expenses (3).............                                                         43,765
Loss reserve adjustment (1)..................                                                         95,000
One time charges (3).........................                                                         45,272
Minority interest............................                                                            220
Income tax benefit...........................                                                        (39,570)
                                                                                                  ----------
Net income...................................                                                     $  470,509
                                                                                                  ----------
Loss and loss expense ratio..................     66.7%        65.6%         83.6%       25.2%         69.1%
Underwriting expense ratio...................     29.4%        36.0%         33.0%       88.4%         34.3%
                                               -------------------------------------------------------------
Combined ratio...............................     96.1%       101.6%        116.6%      113.6%        103.4%
                                               -------------------------------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

3. SEGMENT INFORMATION (CONTINUED)
(1) Net losses and loss expenses exclude an increase to loss reserves of $95.0 million associated with the merger with NAC.

(2) Net losses and loss expenses for the insurance segment include, and the reinsurance segment exclude, $100.0 million relating to an intercompany stop loss agreement. Total results are not affected. The loss and loss expense ratio would have been 45.2% and 76.6% and the underwriting profit (loss) would have been $125 million and $(115) million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

(3) Operating expenses exclude corporate operating expenses, shown separately, and one time charges of $45.3 million associated with the merger with NAC.

                                                                           LLOYD'S     FINANCIAL
YEAR ENDED DECEMBER 31, 1998                    INSURANCE   REINSURANCE   SYNDICATES   SERVICES      TOTAL
----------------------------                    -------------------------------------------------------------
Net premiums earned...........................  $410,030     $760,409      $153,852      $  -      $1,324,291
Fee and other income..........................     8,244            -        14,081         -          22,325
Net losses and loss expenses..................   267,823      455,583       118,111         -         841,517
Acquisition costs.............................    47,688      171,039        30,614         -         249,341
Operating expenses (1)........................    49,702       85,541        14,875         -         150,118
                                                -------------------------------------------------------------
Underwriting profit...........................  $ 53,061     $ 48,246      $  4,333      $  -      $  105,640
Net investment income.........................                                                        417,290
Net realized gains on investments.............                                                        211,204
Equity in net earnings of affiliates..........                                                         50,292
Interest expense..............................                                                         33,444
Amortization of intangible assets.............                                                         26,881
Corporate operating expenses (1)..............                                                         19,679
One time charges (1)..........................                                                         17,460
Minority interest.............................                                                            749
Income tax expense............................                                                         29,883
                                                                                                   ----------
Net income....................................                                                     $  656,330
                                                                                                   ----------
Loss and loss expense ratio...................     65.4%        60.0%         76.8%       N/A           63.6%
Underwriting expense ratio....................     23.8%        33.8%         29.6%       N/A           30.2%
                                                -------------------------------------------------------------
Combined ratio................................     89.2%        93.8%        106.4%       N/A           93.8%
                                                -------------------------------------------------------------

(1) Operating expenses exclude corporate operating expenses, shown separately, and one time charges of $17.5 million associated with the merger with Mid Ocean.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

3. SEGMENT INFORMATION (CONTINUED)

                                                                           LLOYD'S     FINANCIAL
YEAR ENDED DECEMBER 31, 1997                    INSURANCE   REINSURANCE   SYNDICATES   SERVICES      TOTAL
----------------------------                    -------------------------------------------------------------
Net premiums earned...........................  $428,774     $685,984        $  -        $  -      $1,114,758
Net losses and loss expenses..................   352,203      386,646           -           -         738,849
Acquisition costs.............................    55,199      142,818           -           -         198,017
Operating expenses (1)........................    37,232       75,829           -           -         113,061
                                                -------------------------------------------------------------
Underwriting profit (loss)....................  $(15,860)    $ 80,691        $  -        $  -      $   64,831
Net investment income.........................                                                        345,115
Net realized gains on investments.............                                                        410,658
Equity in net earnings of affiliates..........                                                         64,959
Interest expense..............................                                                         29,622
Amortization of intangible assets.............                                                          7,403
Corporate operating expenses (1)..............                                                          7,029
Minority interest.............................                                                            308
Income tax expense............................                                                         32,172
                                                                                                   ----------
Net income....................................                                                     $  809,029
                                                                                                   ----------
Loss and loss expense ratio...................     82.1%        56.4%         N/A         N/A           66.3%
Underwriting expense ratio....................     21.6%        31.9%         N/A         N/A           27.9%
                                                -------------------------------------------------------------
Combined ratio................................    103.7%        88.3%         N/A         N/A           94.2%
                                                -------------------------------------------------------------

(1) Operating expenses exclude corporate operating expenses, shown separately.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

3. SEGMENT INFORMATION (CONTINUED)
     SUPPLEMENTAL SEGMENT AND GEOGRAPHIC INFORMATION

     The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned by line of business:

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
GROSS PREMIUM WRITTEN:                                           1999         1998         1997
                                                              ------------------------------------
Casualty insurance..........................................  $  297,899   $  411,405   $  376,837
Casualty reinsurance........................................     481,392      311,057      348,402
Property catastrophe........................................     147,372       80,420      (82,294)
Other property..............................................     424,666      315,013      258,957
Marine, energy, aviation and satellite......................     212,452      108,701       84,021
Lloyd's syndicates..........................................     591,520      162,773            -
Other.......................................................     287,619      254,170      149,462
                                                              ------------------------------------
Total.......................................................  $2,442,920   $1,643,539   $1,135,385
                                                              ------------------------------------

NET PREMIUM WRITTEN:                                                          1998         1997
                                                              ------------------------------------
Casualty insurance..........................................  $  232,614   $  301,362   $  265,296
Casualty reinsurance........................................     419,000      268,460      322,135
Property catastrophe........................................     128,863       71,380      (82,902)
Other property..............................................     311,312      231,690      191,026
Marine, energy, aviation and satellite......................     152,783       82,484       68,111
Lloyd's syndicates..........................................     423,880      145,691            -
Other.......................................................     233,431      223,197      116,779
                                                              ------------------------------------
Total.......................................................  $1,901,883   $1,324,264   $  880,445
                                                              ------------------------------------

NET PREMIUM EARNED:                                                           1998         1997
                                                              ------------------------------------
Casualty insurance..........................................  $  272,677   $  287,438   $  363,967
Casualty reinsurance........................................     331,778      282,245      321,394
Property catastrophe........................................     133,420      122,583       43,519
Other property..............................................     324,571      233,045      189,159
Marine, energy, aviation and satellite......................     163,112       92,147       65,016
Lloyd's syndicates..........................................     355,769      153,852            -
Other.......................................................     168,679      152,621      131,703
                                                              ------------------------------------
Total.......................................................  $1,750,006   $1,324,291   $1,114,758
                                                              ------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

3. SEGMENT INFORMATION (CONTINUED)
     The following table shows an analysis of the Company's net premiums written by geographical location of subsidiary:

NET PREMIUMS WRITTEN:                                            1999         1998         1997
                                                              ------------------------------------
Bermuda.....................................................  $  561,750   $  534,092   $  241,006
United States...............................................     684,468      497,364      541,362
Europe and other............................................     655,665      292,808       98,077
                                                              ------------------------------------
Total.......................................................  $1,901,883   $1,324,264   $  880,445
                                                              ------------------------------------

     MAJOR CUSTOMERS

     During 1999, 1998 and 1997, approximately 21%, 34% and 35% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies. During 1999, 1998 and 1997, approximately 13%, 19% and 18% of the Company's consolidated gross written premiums were generated from or placed by AON Corporation and its subsidiaries. No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 1999.

4. INVESTMENTS

     Net investment income is derived from the following sources:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
Fixed maturities, short-term investments and cash
  equivalents...............................................  $538,169   $423,612   $346,373
Equity securities...........................................    11,835     19,596     21,046
                                                              ------------------------------
  Total investment income...................................   550,004    443,208    367,419
Investment expenses.........................................    24,686     25,918     22,304
                                                              ------------------------------
Net investment income.......................................  $525,318   $417,290   $345,115
                                                              ------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

4. INVESTMENTS (CONTINUED)
     The following represents an analysis of realized and the change in unrealized appreciation on investments:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------------------------------
Net realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains......................................  $ 116,226   $ 445,086   $ 203,278
  Gross realized losses.....................................   (214,196)   (398,046)   (167,146)
                                                              ---------------------------------
     Net realized gains (losses)............................    (97,970)     47,040      36,132
Equity securities:
  Gross realized gains......................................    254,779     613,186     400,751
  Gross realized losses.....................................    (62,453)   (463,159)    (26,225)
                                                              ---------------------------------
     Net realized gains.....................................    192,326     150,027     374,526
Net realized gain on sale of investment in affiliate........          -      14,137           -
                                                              ---------------------------------
     Net realized gains on investments......................     94,356     211,204     410,658
                                                              ---------------------------------
Change in unrealized appreciation:
  Fixed maturities and short-term investments...............   (333,868)    (37,741)     98,212
  Equity securities.........................................    101,652      41,819    (102,152)
  Deferred gains on forward contracts.......................        762     (13,708)      8,247
  Investment portfolio of affiliates........................    (11,438)     (5,062)     14,535
  Change in deferred income tax liability...................     31,050        (722)    (12,609)
                                                              ---------------------------------
Net change in unrealized appreciation on investments........   (211,842)    (15,414)      6,233
                                                              ---------------------------------
     Total net realized and change in unrealized
        appreciation on investments.........................  $(117,486)  $ 195,790   $ 416,891
                                                              ---------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

4. INVESTMENTS (CONTINUED)
     The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows:

                                                         COST OR       GROSS        GROSS
                                                        AMORTIZED    UNREALIZED   UNREALIZED     MARKET
DECEMBER 31, 1999                                          COST        GAINS        LOSSES       VALUE
-----------------                                       -------------------------------------------------
Fixed maturities:
  U.S. Government and Government agency...............  $  560,628    $  1,011    $ (12,532)   $  549,107
  Corporate...........................................   4,610,613      31,407     (234,730)    4,407,290
  Mortgage-backed securities..........................   1,118,104         682      (23,602)    1,095,184
  U.S. States and political subdivisions of the
  States..............................................     779,328       7,850      (17,402)      769,776
  Non-U.S. Sovereign Government.......................     767,246      10,809      (18,261)      759,794
                                                        -------------------------------------------------
     Total fixed maturities...........................  $7,835,919    $ 51,759    $(306,527)   $7,581,151
                                                        -------------------------------------------------
Short-term investments:
  U.S. Government and Government agency...............  $   82,475           -    $     (63)   $   82,412
  Corporate...........................................     315,834         229         (270)      315,793
  Non-U.S. Sovereign Government.......................       7,066           -          (11)        7,055
                                                        -------------------------------------------------
     Total short-term investments.....................  $  405,375    $    229    $    (344)   $  405,260
                                                        -------------------------------------------------
Total equity securities...............................  $  863,020    $377,302    $(104,142)   $1,136,180
                                                        -------------------------------------------------

                                                         COST OR       GROSS        GROSS
                                                        AMORTIZED    UNREALIZED   UNREALIZED     MARKET
DECEMBER 31, 1998                                          COST        GAINS        LOSSES       VALUE
-----------------                                       -------------------------------------------------
Fixed maturities:
  U.S. Government and Government agency...............  $1,876,198    $ 19,878    $  (5,310)   $1,890,766
  Corporate...........................................   3,605,183      80,085      (83,383)    3,601,885
  Mortgage-backed securities..........................   1,027,383      13,353         (634)    1,040,102
  U.S. States and political subdivisions of the
  States..............................................     237,864      46,926         (666)      284,125
  Non-U.S. Sovereign Government.......................     687,096      27,229      (18,299)      696,026
                                                        -------------------------------------------------
     Total fixed maturities...........................  $7,433,724    $187,471    $(108,292)   $7,512,903
                                                        -------------------------------------------------
Short-term investments:
  U.S. Government and Government agency...............  $   27,816    $    128    $       -    $   27,944
  Corporate...........................................     200,204          69         (284)      199,989
  Non-U.S. Sovereign Government.......................      18,065           -         (107)       17,958
                                                        -------------------------------------------------
     Total short-term investments.....................  $  246,085    $    197    $    (391)   $  245,891
                                                        -------------------------------------------------
Total equity securities...............................  $1,127,590    $242,798    $ (71,290)   $1,299,098
                                                        -------------------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

4. INVESTMENTS (CONTINUED)
     The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         DECEMBER 31, 1999         DECEMBER 31, 1998
                                                      -----------------------   -----------------------
                                                      AMORTIZED      MARKET     AMORTIZED      MARKET
                                                         COST        VALUE         COST        VALUE
                                                      -------------------------------------------------
Due after 1 through 5 years.........................  $2,091,280   $2,025,736   $2,390,830   $2,397,734
Due after 5 through 10 years........................   1,816,040    1,773,639    2,104,804    2,139,561
Due after 10 years..................................   2,810,495    2,686,592    1,910,707    1,935,506
Mortgage-backed securities..........................   1,118,104    1,095,184    1,027,383    1,040,102
                                                      -------------------------------------------------
                                                      $7,835,919   $7,581,151   $7,433,724   $7,512,903
                                                      -------------------------------------------------

     At December 31, 1999 and 1998, approximately $89.4 million and
$92.0 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with insurance regulations.

     Through its subsidiaries, the Company has two facilities available for the issuance of letters of credit collateralized against the Company's investment portfolio, which were up to a value of $791.4 million at December 31, 1999. At December 31, 1999 and 1998, approximately $591.0 million and $348.9 million, respectively, of letters of credit were issued and outstanding under these facilities.

     Included in cash and invested assets at December 31, 1999 and 1998 are approximately $16.6 million and $22.4 million, respectively, of assets held in a "holding company" escrow account arising from a tax allocation agreement between certain of the Company's U.S. subsidiaries.

5. INVESTMENTS IN AFFILIATES

     The following investments are accounted for on the equity basis:

     In 1999, the Company acquired minority investments in Highfields Capital Management L.P., a global equity investment firm, and MKP Capital Management, a New York-based fixed income investment manager specializing in mortgage-backed securities, and invested in the closed end funds they manage.

     In 1999, the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising all classes of non-life reinsurance business together with a selective portfolio of life reinsurance business.

     The Company owned 27.9% of the issued shares of Risk Capital Holdings as at December 31, 1999 and 1998. Risk Capital provides reinsurance and other forms of capital for insurance companies with capital needs that cannot be met by reinsurance alone. Subsequent to year end, this investment was sold. See
Note 20 for further discussion.

     The Company owns 30% of Pareto Partners, a partnership engaged in the business of providing investment advisory and discretionary management services.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

5. INVESTMENTS IN AFFILIATES (CONTINUED)
     In 1998, the Company and FSA formed FSA International, a Bermuda company. At December 31, 1999, the Company owned 20% of FSA International.

     The Company owned approximately 25% of Mid Ocean until July 31, 1998. Subsequent to this date, Mid Ocean was acquired by the Company and has been consolidated.

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END

     (A) NAC RE CORP.

     On June 18, 1999, the Company merged with NAC in an all-stock transaction. Shareholders of NAC received 0.915 Company shares for each NAC share in a tax free exchange. Approximately 16.9 million of the Company's Class A ordinary shares were issued in this transaction. The merger transaction has been accounted for as a pooling of interests under U.S. GAAP.

     Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. No adjustments were necessary to conform NAC's accounting policies, although certain reclassifications were made to the NAC financial statements to conform to the Company's presentation.

     The following table presents a reconciliation of the total revenues, net income, and earnings per share of the Company as previously reported as adjusted for the change in fiscal year end, combined with the results of NAC:

                                                                                              CONSOLIDATED
                                                               CONSOLIDATED    CONSOLIDATED   SHAREHOLDERS'
DECEMBER 1998                                                 TOTAL REVENUES    NET INCOME       EQUITY
------------------------------------------------------------  ---------------------------------------------
XL Capital - year end November 30, 1998 as previously
  reported..................................................    $1,217,648       $587,663      $4,817,880
Less one month December 31, 1997............................        93,835         57,168
Add one month December 31, 1998.............................       202,210         29,785          43,998
                                                              ---------------------------------------------
XL Capital - year end December 31, 1998 as adjusted before
  combination with NAC......................................     1,326,023        560,280       4,861,878
NAC - year end December 31, 1998............................       699,379         96,050         750,725
                                                              ---------------------------------------------
Combined results - year end December 31, 1998...............    $2,025,402       $656,330      $5,612,603
                                                              ---------------------------------------------

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              ---------------------------------
XL Capital - year end November 30, 1998 as previously
  reported..................................................      $6.32             $6.20
XL Capital - year end December 31, 1998 as adjusted before
  combination with NAC......................................      $5.88             $5.77
NAC - year end December 31, 1998 (1)........................      $5.74             $5.22
Weighted average combined earnings per share as adjusted....      $5.86             $5.68

(1) After giving effect to the exchange of 0.915 Company shares for each NAC
    Share

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)

                                                                                              CONSOLIDATED
                                                               CONSOLIDATED    CONSOLIDATED   SHAREHOLDERS'
DECEMBER 1997                                                 TOTAL REVENUES    NET INCOME       EQUITY
--------------                                                ---------------------------------------------
XL Capital - year end November 30, 1997 as previously
  reported..................................................    $1,159,026       $676,961      $2,479,130
Less one month December 31, 1996............................        57,743         20,777               -
Add one month December 31, 1997.............................        93,835         57,168          59,558
                                                              ---------------------------------------------
XL Capital-year end December 31, 1997 as adjusted before
  combination with NAC......................................     1,195,118        713,352       2,538,688
NAC - year end December 31, 1997............................       740,372         95,677         657,061
                                                              ---------------------------------------------
Combined results - year end December 31, 1997...............    $1,935,490       $809,029      $3,195,749
                                                              ---------------------------------------------

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              ---------------------------------
XL Capital - year end November 30, 1997 as previously
  reported..................................................       $7.95             $7.84
                                                              ---------------------------------
XL Capital - year end December 31, 1997 as adjusted before
  Combination with NAC......................................       $8.40             $8.30
NAC - year end December 31, 1997 (1)........................       $5.69             $5.21
Weighted average combined earnings per share, as adjusted...       $7.95             $7.74
                                                              ---------------------------------

(1) After giving effect to the exchange of 0.915 Company shares for each NAC Share.

     (B) ECS, INC AND INTERCARGO CORPORATION

     In 1999, the Company acquired ECS, an underwriting manager which specializes in environmental insurance coverages and risk management services. Commencing January 2000, ECS will underwrite policies on behalf of the Company's insurance and reinsurance subsidiaries.

     In 1999, the Company acquired Intercargo, which through its subsidiaries, underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance.

     The Intercargo and ECS acquisitions have been accounted for under the purchase method of accounting. The combined purchase price was $222.8 million and the resulting goodwill of $159.6 million is being amortized over 20 years. Cash acquired as a result of the acquisition was $49.6 million.

     (C) MID OCEAN LIMITED

     In August 1998, the Company merged with Mid Ocean. Shareholders of Mid Ocean received 1.0215 Company shares for each Mid Ocean share subject to a cash election option which was taken up of $96 million. The merger with Mid Ocean was accounted for as a purchase under U.S. GAAP and results of operations of Mid Ocean are included from August 1, 1998. The total purchase price was $2.2 billion; the fair value of Mid Ocean's net assets not already owned by the Company was $0.9 billion with the balance of $1.3 billion representing goodwill which is

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED) being amortized over 40 years. On August 1, 1998, the consolidated balance sheet of Mid Ocean included the following items at fair value:

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

     See Note 22 for further details.

     (D) GCR HOLDINGS LIMITED

     In June 1997, the Company acquired GCR Holdings Limited in an all-cash transaction. The acquisition was accounted for as a purchase under U.S. GAAP. The total purchase price was $667 million, the fair value of GCR's net assets was $402 million, with the balance of $265 million representing goodwill which is being amortized over 20 years. Cash and cash equivalents of approximately $7 million were acquired.

7. LOSSES AND LOSS EXPENSES

     Unpaid losses and loss expenses are comprised of:

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ------------------------------------
Reserve for reported losses and loss expenses...............  $2,175,688   $2,062,046   $1,416,745
Reserve for losses incurred but not reported................   3,193,714    2,834,597    2,555,631
                                                              ------------------------------------
Unpaid losses and loss expenses.............................  $5,369,402   $4,896,643   $3,972,376
                                                              ------------------------------------
Losses and loss expenses incurred comprise:
Loss and loss expense payments..............................  $1,392,024   $  849,777   $  560,542
Change in unpaid losses and loss expenses...................     303,140      285,775      344,580
Reinsurance recoveries......................................    (390,860)    (294,035)    (166,273)
                                                              ------------------------------------
Losses and loss expenses incurred...........................  $1,304,304   $  841,517   $  738,849
                                                              ------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

7. LOSSES AND LOSS EXPENSES (CONTINUED)
     The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid loss and loss expenses for the years indicated:

                                                                 1999         1998         1997
                                                              ------------------------------------
Unpaid losses and loss expenses at beginning of year........  $4,896,643   $3,972,376   $3,623,334
Unpaid losses and loss expenses recoverable.................    (593,960)    (363,716)    (457,373)
                                                              ------------------------------------
Net unpaid losses and loss expenses at beginning of year....   4,302,683    3,608,660    3,165,961

Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
  Current year..............................................   1,591,414    1,085,161    1,056,228
  Prior year................................................    (287,110)    (243,644)    (317,379)
                                                              ------------------------------------
     Total net incurred loss and loss expenses..............   1,304,304      841,517      738,849
Interest incurred on experience reserves....................           -        1,798          866
Exchange rate effects.......................................      (5,950)         718         (658)
Net loss reserves acquired through purchase of
  subsidiaries..............................................      30,003      580,879       34,593
Net loss and loss expenses paid in respect of losses
  occurring in:
  Current year..............................................     281,806      272,456       97,296
  Prior year................................................     811,696      458,433      233,655
                                                              ------------------------------------
     Total net paid losses..................................   1,093,502      730,889      330,951

Net unpaid losses and loss expenses at end of year..........   4,537,538    4,302,683    3,608,660
Unpaid losses and loss expenses recoverable.................     831,864      593,960      363,716
                                                              ------------------------------------
Unpaid losses and loss expenses at end of year..............  $5,369,402   $4,896,643   $3,972,376
                                                              ------------------------------------

     Business written by the Company has loss experience characterized as low frequency but high severity in nature. This may result in volatility in the Company's financial results. Actuarial assumptions used to establish the liability for losses and loss expenses are periodically adjusted to reflect comparisons to actual loss and loss expense development, inflation and other considerations.

     Several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other insurance operations. Among these aspects are the differences in the policy forms from more traditional forms, the lack of complete historical loss data for losses of the same type intended to be covered by the policies and the expectation that losses in excess of the attachment level of the Company's policies generally will be characterized by low frequency and high severity, limiting the utility of claims experience of other insureds for similar claims. While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

     Losses incurred in 1999 grew significantly over 1998 for a number of reasons. The Company acquired Mid Ocean and Brockbank in August 1998 and consequently, only recognized the effect of their operations for five months in 1998. Incurred losses for these entities were approximately $475 million in 1999 compared to $260 million in 1998. The Company was also affected by a number of catastrophes in 1999 compared to 1998. The fourth

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

7. LOSSES AND LOSS EXPENSES (CONTINUED)
quarter of 1999 generated approximately $135 million of catastrophic losses to the Company, of which the European storms in December account for the major part. The Company also experienced a number of smaller catastrophe losses in 1999 that totaled approximately $50 million. These losses included the Turkey earthquakes, the Sydney hailstorms and the Oklahoma tornadoes. By comparison, the Company incurred approximately $60 million in catastrophe losses relating to Hurricane Georges and the SwissAir disaster in 1998. These losses were incurred in the reinsurance operations.

     The Lloyd's operations experienced loss deterioration on the U.K. motor business written by Brockbank, principally relating to its 1999 and 1998 underwriting years of approximately $20 million. 1999 incurred losses also include an increase to reinsurance loss reserves of $95 million for NAC when it merged with the Company in June 1999. In addition, the acquisition of Intercargo in June 1999 also added approximately $30 million to total incurred losses.

     The decrease in prior year incurred losses is driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR is unlike most insurance companies due to the lack of industry data. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company made its best estimate of loss reserves at that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected.

     The increase in paid losses in 1999 and 1998 reflects the acquisition of Mid Ocean and Brockbank in 1998. In addition, the source of the Company's high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Cautionary Note Regarding Forward-looking Statements".

     The Company's net incurred losses and loss expenses includes a provision of $10.6 million, $1.2 million and $3.7 million in 1999, 1998 and 1997, respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to reinsurance ceded for casualty business written prior to 1986. Included in unpaid losses and loss expenses at December 31, 1999, 1998 and 1997 is a reserve for potential non-recoveries from reinsurers of $25.8 million, $14.5 million and $13.8 million, respectively.

     Except for certain workers' compensation unpaid losses, the Company does not discount its liabilities for unpaid losses and loss expenses. The Company utilizes tabular reserving for workers' compensation unpaid losses that are considered fixed and determinable and discounts such losses using an interest rate of 7% for financial statements prepared in accordance with GAAP and a 5% interest rate for U.S. statutory accounting purposes. The tabular reserving methodology results in applying a uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 1999, 1998 and 1997 were $85.7 million,
$61.3 million and $42.4 million, respectively. The related discounted unpaid losses and loss expenses were $28.1 million, $20.7 million and $16.1 million as of December 31, 1999, 1998 and 1997, respectively.

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

     A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              ---------------------------
Net unpaid losses and loss expenses at beginning of year....  $34,850   $32,767   $28,500

Net incurred loss and loss expenses.........................    4,416     5,541     8,067
Less net paid losses and loss expenses......................    3,060     3,458     3,800
                                                              ---------------------------
Net increase in unpaid losses and loss expenses.............    1,356     2,083     4,267

Net unpaid losses and loss expenses at end of year..........   36,206    34,850    32,767
Unpaid losses and loss expenses recoverable at end of
  year......................................................   49,022    43,211    37,905
                                                              ---------------------------
Gross unpaid losses and loss expenses at end of year........  $85,228   $78,061   $70,672
                                                              ---------------------------

     Incurred but not reported ("IBNR") losses, net of reinsurance, included in the above table was $16.1 million in 1999, $17.0 million in 1998 and $16.6 million in 1997. Unpaid losses recoverable are net of potential uncollectable amounts.

     As of December 31, 1999 and 1998, the Company had approximately 370 and 400 open claim files, respectively, for potential asbestos exposures and 245 and 760 open claim files, respectively, for potential environmental exposures. Approximately 46% and 51% of the open claim files for 1999 and 1998, respectively, are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would materially affect its estimate for losses and loss expenses. The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; ii) the lack of reliability of available historical claims data as an indicator of future claims development; iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As these uncertainties are resolved, additional reserve provisions, which could be material in amount, may be necessary.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

8. REINSURANCE

     The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance and retrocession agreements provide for recovery of a portion of loss and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements.

     A 20% quota share reinsurance policy exists with several U.S. reinsurers covering general liability insurance risks only. The maximum amount recoverable from the reinsurers is the ceded percentage of the original policy limit on a per occurrence basis, with an annual aggregate of 300% of the total premium ceded.

     There are a limited amount of retrocession agreements in place for the Company's short tail reinsurance business assumed for common account reinsurance on proportional contracts written and "high level" property catastrophe excess of loss protection. For the long tail casualty reinsurance business written, several reinsurance policies are in place to limit the Company's retention on any one claim and also for multiple claims arising from two or more risks in a single occurrence or event.

     The Company's Lloyd's syndicates have traditionally purchased a significant amount of reinsurance to protect against extraordinary loss or loss involving one or more of the lines of business written. Reinsurance is purchased on an excess of loss and quota share basis.

     The effect of reinsurance and retrocessional activity on premiums written and earned is shown below:

                                       PREMIUMS WRITTEN                       PREMIUMS EARNED
                                    YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                              -----------------------------------   ------------------------------------
                                 1999         1998        1997         1999         1998         1997
                              --------------------------------------------------------------------------
Direct......................   1,088,028      779,551     517,773      994,339      672,871      537,070
Assumed.....................   1,354,892      863,988     617,612    1,259,632      926,730      783,116
Ceded.......................    (541,037)    (319,275)   (254,940)    (503,965)    (275,310)    (205,428)
                              --------------------------------------------------------------------------
Net.........................  $1,901,883   $1,324,264   $ 880,445   $1,750,006   $1,324,291   $1,114,758
                              --------------------------------------------------------------------------

     The Company recorded reinsurance recoveries on loss and loss expenses incurred of $390.9 million, $294.0 million and $166.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $228.9 million at December 31, 1999, collateralizing reinsurance recoverables with respect to certain retrocessionnaires.

     Increases in all of the above balances in 1999 over 1998 and in 1998 over 1997 is primarily due to the acquisition of Mid Ocean in 1998.

9. DEPOSIT LIABILITIES AND POLICY BENEFIT RESERVE

     During 1999, the Company entered into a contract that transfers insufficient risk to be accounted for as reinsurance under SFAS No. 113. This contract has been recorded as a deposit liability and is matched by an equivalent amount of investments. At December 31, 1999, total deposit liabilities are $310.4 million.

     In December 1999, the Company entered into a contract reinsuring a portfolio of life and annuity business that has been accounted for as an investment contract under SFAS No. 97, with a corresponding liability for estimated future policy benefits in the amount of $635.6 million. The Company has contracted to transfer liabilities of $108.1 million to a third party for an equivalent consideration

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

10. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

     As at December 31, 1999, the Company had bank and loan facilities available from a variety of sources including commercial banks totaling $2.16 billion (1998: $2.24 billion) of which $410.7 million (1998: $613.9 million) was outstanding. In addition, $891.6 million (1998: $348.9 million) of letters of credit were outstanding, 66% of which were collateralized by the Company's investment portfolio, primarily supporting U.S. non-admitted business, intercompany quota share agreements between affiliates and the Company's Lloyd's capital requirements.

     The financing structure at December 31, 1999 was as follows:

FACILITY                                                      COMMITMENT    IN USE/OUTSTANDING
------                                                        --------------------------------
  DEBT:
  Company term note.........................................  $   11,000         $ 11,000
  2 facilities of 364 day Revolvers - total.................     650,000                -
  2 facilities of 5 year Revolvers - total..................     350,000          299,700
  7.15% Senior Notes due 2005...............................     100,000          100,000
                                                              --------------------------------
                                                              $1,111,000         $410,700
                                                              --------------------------------
  LETTERS OF CREDIT:
  7 facilities - total......................................  $1,246,500         $891,600
                                                              --------------------------------

    The financing structure at December 31, 1998 was as follows:
                                                                                 IN
FACILITY                                                      COMMITMENT    USE/OUTSTANDING
------                                                        ------------------------------
  DEBT:
  Company term note.........................................  $   11,000        $ 11,000
  3 facilities of 364 day Revolvers - total.................     700,000         113,000
  2 facilities of 5 year Revolvers - total..................     350,000         190,000
  7.15% Senior Notes due 2005...............................     100,000          99,900
  8% Senior Notes due 1999..................................     100,000         100,000
  5.25% Convertible Subordinated Debentures due 2002........     100,000         100,000
                                                              ------------------------------
                                                              $1,361,000        $613,900
                                                              ------------------------------
  LETTERS OF CREDIT:
  3 facilities - total......................................  $  876,000        $348,900
                                                              ------------------------------

     The 364-day facilities are provided by a syndicate of banks where the borrowings are unsecured, and by a U.S. bank where the borrowings are collateralized and guaranteed. There were no borrowings outstanding at December 31, 1999. The weighted average interest rate on the funds borrowed during 1999 was approximately 5.41% and approximately 5.9% during 1998.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. The amounts of $299.7 million and $190.0 million outstanding at December 31, 1999 and 1998, respectively, relate primarily to the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998. The 1999 outstanding amount also relates to the $109.7 million borrowed to finance the acquisition of ECS and Intercargo during 1999. The weighted average interest rate on funds borrowed during 1999 was approximately 5.43% and 5.7% during 1998.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

10. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
     In 1995, the Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

     $100.0 million of 5.25% Convertible Subordinated Debentures due
December 15, 2002 were issued in December 1992 through a private offering. The Debentures were called in June 1999 and converted to approximately 1.8 million of the Company's shares.

     $100.0 million of 8% Senior Notes due June 15, 1999 were issued in June 1992 through a public offering. These Notes were repaid in June 1999 through additional borrowings and internal funds.

     Total pre-tax interest expense on the borrowings described above was $37.4 million, $33.4 million and $29.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout the three year period.

     The Company has seven letter of credit facilities available at December 31, 1999, two from two syndicates of banks, three from U.K. banks and two from U.S. banks. Two syndicates of banks and a U.K. bank provided the three letter of credit facilities available at December 31, 1998. These facilities are used to collateralize certain reinsureds' premium and unpaid loss reserves with the Company and for Lloyd's capital requirements of the Company's corporate syndicates. Of the letters of credit outstanding at December 31, 1999, $591.0 million (1998: $348.9 million) were collateralized against the Company's investment portfolio and $300.6 million (1998: Nil) were unsecured.

11. COMMITMENTS AND CONTINGENCIES

     (A) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company invests in derivative instruments, such as foreign currency forward contracts and futures for purposes other than trading. These derivative instruments are used for foreign currency exposure management and to obtain exposure to specific financial markets.

     (I) FOREIGN CURRENCY EXPOSURE MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses recognized on them are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At December 31, 1999 and 1998, forward foreign exchange contracts with notional principal amounts totaling
$339.3 million and $322.4 million, respectively, were outstanding. The fair value of these contracts as at December 31, 1999 was $341.1 million (1998:
$316.2 million) with unrealized losses of $1.8 million (1998: $6.2 million). Losses of $2.7 million and gains of $17.0 million were realized during 1999 and 1998, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At December 31, 1999 and 1998, the value of such contracts outstanding was not significant.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At December 31, 1999, the Company had, as hedges, foreign exchange contracts for the sale of $94.0 million and the purchase of $7.5 million of foreign currencies at fixed rates, primarily Euros (49% of net contract value), British pounds (18%) and New Zealand dollars (16%). The market value of fixed maturities denominated in foreign currencies that were hedged and held by the Company as at December 31, 1999 was $85.2 million.

     Unrealized foreign exchange gains or losses on foreign exchange contracts hedging foreign currency fixed maturity investments are deferred and included in shareholders' equity. As at December 31, 1999 and 1998, unrealized losses amounted to $2.0 million and $1.3 million, respectively, and were offset by corresponding increases in the U.S. dollar value of the investments. Realized gains and losses on the maturity of these contracts are also deferred and included in shareholders' equity until the corresponding investment is sold. As at December 31, 1999 and 1998, realized losses amounted to $0.5 million and $0.7 million, respectively.

     The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure.

     (II) FINANCIAL MARKET EXPOSURE

     The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31, 1999, the portfolio held $121.9 million (1998: $148.2 million) in exposure to S&P 500 Index futures and underlying assets of $122.0 million (1998: $149.6 million). The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the years ended December 31, 1999 and 1998, net realized gains from index futures totaled $11.3 million and $23.2 million, respectively.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At December 31, 1999, bond and stock index futures outstanding were $241.1 million (1998: $235.6 million), with underlying investments having a market value of $2.5 billion (1998:
$2.1 billion). All managers are prohibited by the Company's investment guidelines from leveraging their positions.

     (B) CONCENTRATIONS OF CREDIT RISK

     The Company's investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 1999 and 1998.

     (C) OTHER INVESTMENTS

     The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $99.7 million and $33.0 million as at December 31, 1999 and 1998, respectively, with commitments to invest a further $131.8 million over the next ten years. The Company

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) received income from its investments of $9.4 million and $3.6 million for the years ended December 31 1999 and 1998, respectively. The Company continually reviews the performance of the partnerships to ensure there is no decrease in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

     (D) PROPERTIES

     The Company rents space for its principal executive offices under leases which expire up to 2009. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $13 million, $9 million and $7 million, respectively. Future minimum rental commitments under existing leases are expected to be as follows:

     Year ending December 31: 2000  $ 15,927
                              2001    14,888
                              2002    11,513
                              2003    10,806
                              2004    10,533
                       Later years    72,487
                                    --------
      Total minimum future rentals  $136,154
                                    ========

     In 1997, the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space to meet its anticipated needs. The Company is in the process of developing this property and constructing its worldwide headquarters. The total cost of the development, including the land, is expected to be approximately $110 million, of which $60 million has been spent to December 31, 1999. It is estimated that the development will be completed sometime in 2001. Upon completion of the development, it is expected that the Company's rental commitments will be reduced.

     (E) TAX MATTERS

     The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business in the United States; however, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda or Ireland, such businesses were attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a material adverse effect on the Company's shareholders' equity and earnings.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     (F) FINANCIAL GUARANTIES

     The Company insures and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments which guaranty the performance of a customer to a third party. The Company's potential liabilities in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1999, the Company's aggregate insurance in force was $5.2 billion. The Company manages its exposure to credit risk through a structured underwriting process which includes detailed credit analysis, review of and adherence to underwriting guidelines, surveillance policies and procedures and the use of reinsurance.

12. SHARE CAPITAL

     (A) AUTHORIZED AND ISSUED

     The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A shares are entitled to one vote for each share held while Class B shares are not entitled to vote. In all other respects, Class A and B shares rank PARI PASSU.

     The following table is a summary of shares issued and outstanding:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
Balance - beginning of year.................................   128,745    101,282    104,192
Exercise of options.........................................       443        425        503
Issue of restricted shares..................................       107        289        173
Repurchase of shares........................................    (1,488)    (3,443)    (3,586)
Issue of Class A shares.....................................         -     27,076          -
Issue of Class B shares.....................................         -      3,116          -
                                                              ------------------------------
Balance - end of year.......................................   127,807    128,745    101,282
                                                              ------------------------------

     The issue of shares in 1998 was in exchange for Mid Ocean shares and FSA shares.

     (B) SHARE REPURCHASES

     The Company has had several stock repurchase plans in the past as part of its capital management. In June 1999, the Board of Directors rescinded the Company's share repurchase plans. On January 9, 2000 the Board of Directors authorized the repurchase of shares up to $500 million.

     (C) STOCK PLANS

     The Company's executive stock plan, the "1991 Performance Incentive Program", provides for grants of non- qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARs"). The plan is administered by the Company and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. Grant prices are established at the fair market value of the Company's common stock at the date of grant. Options and SARs have a life of 10 years and vest annually over three years from date of grant.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

12. SHARE CAPITAL (CONTINUED)

     Restricted stock awards issued under the 1991 Performance Incentive Program plan vest over a five year period from the date of grant. These shares contained certain restrictions, for said period, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair market value on the date of the grant is charged to shareholders' equity and subsequently amortized over the five-year restriction period. Restricted stock issued under the plan totaled 113,100 shares, 147,836 shares and 91,000 shares in 1999, 1998 and 1997, respectively. Restricted stock awards granted by NAC prior to the merger amounted to 3,627 shares, 23,700 shares and 65,300 shares for the same respective periods. Vesting for such shares generally occurs over a six year period.

     The Company also has stock plans in place for its non-employee directors. The "Stock and Option Plan" issues non-qualified options to the directors - 4,000 shares at the commencement of their directorship and 2,000 shares each year thereafter. On December 3, 1997, 5,000 options were granted to each director. All options vest immediately on the grant date. Effective
April 11, 1997, all options granted to non-employee directors are granted under the 1991 Performance Incentive Program. Directors may also may make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of shares calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. Each anniversary thereafter, 20% of these shares are distributed. Shares issued under the plan totaled nil, 2,737 and 3,048 in 1999, 1998 and 1997, respectively.

     A second stock plan, intended to replace the directors' "Retirement Plan for Non-Employee Directors," provides for the issuance of share units equal to the amount that would have been credited to the Retirement Plan, divided by the market price of the Company's stock on December 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 1,217, 5,531 and 6,716 were provided for in 1999, 1998 and 1997, respectively.

     As a result of the merger with Mid Ocean during August 1998, 791,573 Mid Ocean options were converted to options of XL Capital. These are 10 year options that generally vest over 3 years.

     Following the merger with NAC, new option plans were created in the Company to adopt the NAC plans. Options generally have a five or six year vesting schedule, with the majority expiring 10 years from the date of grant; the remainder having no expiration. A stock plan is also maintained for non-employee directors. Options expire 10 years from the date of grant and are fully exercisable six months after their grant date.

     In 1999, the Company adopted the 1999 Performance Incentive Plan under which 1,250,000 options were available and issued to employees who were not directors or executive officers of the Company.

     (D) FAS 123 PRO FORMA DISCLOSURE

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Had the Company adopted the accounting provisions of SFAS
No. 123, compensation costs would have been determined based on the fair value of the stock option awards

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

12. SHARE CAPITAL (CONTINUED)
granted in 1999, 1998 and 1997, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
Net income - as reported....................................  $470,509   $656,330   $809,029
Net income - pro-forma......................................  $437,592   $635,239   $798,140
Basic earnings per share - as reported......................  $   3.69   $   5.86   $   7.95
Basic earnings per share - pro-forma........................  $   3.43   $   5.67   $   7.85
Diluted earnings per share - as reported....................  $   3.62   $   5.68   $   7.74
Diluted earnings per share - pro-forma......................  $   3.36   $   5.47   $   7.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                1999        1998        1997
                                                              ---------------------------------
Dividend yield..............................................      3.43%       1.81%       1.89%
Risk free interest rate.....................................      5.90%       4.76%       5.51%
Expected volatility.........................................     24.66%      24.72%      23.49%
Expected lives..............................................  7.5 years   9.2 years   9.0 years

     Total stock based compensation recognized in net income was $7.7 million in 1999, $5.8 million in 1998 and $5.2 million in 1997.

     (E) OPTIONS

     Following is a summary of stock options and related activity:

                                                        1999                    1998                   1997
                                                ---------------------   --------------------   --------------------
                                                             AVERAGE                AVERAGE                AVERAGE
                                                NUMBER OF    EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                -------------------------------------------------------------------
Outstanding - beginning of year...............   7,685,414    $50.61    5,744,063    $35.28    5,271,579    $29.27
Granted.......................................   3,207,492    $57.06    1,749,885    $68.27    1,036,305    $57.20
Granted - Mid Ocean conversion................           -         -      791,573    $72.44            -    $    -
Exercised.....................................    (421,163)   $27.57     (425,251)   $30.06     (506,891)   $19.99
Canceled......................................    (189,020)   $55.25     (174,856)   $40.12      (56,930)   $40.97
                                                -------------------------------------------------------------------
Outstanding - end of year.....................  10,282,723    $46.50    7,685,414    $46.79    5,744,063    $35.28
                                                -------------------------------------------------------------------
Options exercisable...........................   5,287,657              4,288,434              3,043,676
                                                -------------------------------------------------------------------
Options available for grant...................  *1,028,853         *    2,455,190         *    4,082,135
                                                -------------------------------------------------------------------

* Available for grant includes shares which may be granted on either stock options or restricted stock.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

12. SHARE CAPITAL (CONTINUED)
     The following table summarizes information about the Company's stock options (including stock appreciation rights) for options outstanding as of December 31, 1999:

                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          -----------------------------------------------------   ------------------------------------
                                                                   AVERAGE
                                               AVERAGE            REMAINING                               AVERAGE
RANGE OF                    NUMBER OF          EXERCISE          CONTRACTUAL          NUMBER OF           EXERCISE
EXERCISE PRICES           OPTIONS (000S)        PRICE           LIFE (YEARS)       OPTIONS (000S)          PRICE
-----------------------   --------------------------------------------------------------------------------------------
$10.44 - $32.38........        2,045            $22.30               3.7                2,023              $21.79
$32.92 - $50.00........        4,548            $44.52               5.9                2,109              $39.40
$51.24 - $64.69........        2,516            $56.58               7.6                  776              $59.46
$73.00 - $79.25........        1,231            $74.71               9.6                  443              $74.74
                          --------------------------------------------------------------------------------------------
$10.44 - $79.25........       10,340            $46.65               7.6                5,351              $38.58
                          --------------------------------------------------------------------------------------------

     (F) VOTING

     XL's Articles of Association restrict the voting power of any person to less than 10% of total voting power.

     (G) SHARE RIGHTS PLAN

     Rights to purchase Ordinary Shares were distributed as a dividend at the rate of one Right for each outstanding Ordinary Share held of record as of the close of business on October 31, 1998. Each Right entitles holders of XL Ordinary Shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Ordinary Shares, only if a person or group were to acquire 20% or more of XL's outstanding Ordinary Shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of XL's Ordinary Shares. Upon a person or group without prior approval of the Board acquiring 20% or more of XL's Ordinary Shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase XL Ordinary Shares (or, in certain circumstances, Ordinary Shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. XL will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008. The Company has initially reserved 119,073,878 Ordinary Shares being authorized and unissued for issuance upon exercise of the Rights.

13. RETIREMENT PLANS

     The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

     The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee's gross salary into the plan each month. The Company's contribution generally vests over 5 years.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

13. RETIREMENT PLANS (CONTINUED)
     At NAC, a qualified non-contributory defined benefit pension plan exists to cover substantially all its U.S. employees. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment.

     Under this plan, the Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company's qualified plan are curtailed due to Internal Revenue Code limitations. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of the plan assets were $4.6 million, $2.5 million and Nil, respectively, as of December 31, 1999 and $5.0 million, $2.5 million and Nil, respectively as of December 31, 1998. The discount rates used in determining the actuarial present value of benefit obligations were 7.7% and 6.5% for 1999 and 1998, respectively. The rate of increase for future compensation levels was 6.5% for 1999 and 5.5% for 1998. The assumed rate of return on plan assets was 9.0% for both 1999 and 1998.

     NAC also maintains a qualified contributory defined contribution plan for substantially all its U.S. employees and a qualified non-contributory defined contribution plan for all its U.K. employees.

     The Company's expenses for its retirement plans is not considered to be significant.

14. OTHER COMPREHENSIVE INCOME

     The balances of each classification, net of deferred taxes, within accumulated other comprehensive income is as follows:

                                                    NET UNREALIZED    FOREIGN CURRENCY
                                                    APPRECIATION ON     TRANSLATION       ACCUMULATED OTHER
                                                      INVESTMENTS       ADJUSTMENTS      COMPREHENSIVE INCOME
                                                    ---------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Beginning balance.................................     $ 230,068           $ 5,117            $ 235,185
Current year change...............................      (211,842)           (4,032)            (215,874)
                                                    ---------------------------------------------------------
Ending balance....................................     $  18,226           $ 1,085            $  19,311
                                                    ---------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Beginning balance.................................     $ 245,482           $ 5,989            $ 251,471
Current year change...............................       (15,414)             (872)             (16,286)
                                                    ---------------------------------------------------------
Ending balance....................................     $ 230,068           $ 5,117            $ 235,185
                                                    ---------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Beginning balance.................................     $ 239,249           $ 8,377            $ 247,626
Current year change...............................         6,233            (2,388)               3,845
                                                    ---------------------------------------------------------
Ending balance....................................     $ 245,482           $ 5,989            $ 251,471
                                                    ---------------------------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

14. OTHER COMPREHENSIVE INCOME (CONTINUED)

     The related tax effects allocated to each component of other comprehensive income were as follows:

                                                              BEFORE TAX   TAX EXPENSE   NET OF TAX
                                                                AMOUNT      (BENEFIT)      AMOUNT
                                                              -------------------------------------
YEAR ENDED DECEMBER 31, 1999
Unrealized gains (losses) on investments:
  Unrealized gains arising during year......................  $(148,536)    $(36,394)    $(112,142)
  Less reclassification adjustment for gains realized in
     income.................................................     94,356       (5,344)       99,700
                                                              -------------------------------------
Net unrealized losses.......................................   (242,892)     (31,050)     (211,842)
Foreign currency translation adjustments....................     (6,308)      (2,276)       (4,032)
                                                              -------------------------------------
Other comprehensive income..................................  $(249,200)    $(33,326)    $(215,874)
                                                              -------------------------------------
YEAR ENDED DECEMBER 31, 1998
Unrealized gains (losses) on investments:
  Unrealized gains arising during year......................  $ 196,512     $ 12,998     $ 183,514
  Less reclassification adjustment for gains realized in
     income.................................................    211,204       12,276       198,928
                                                              -------------------------------------
Net unrealized gains (losses)...............................    (14,692)         722       (15,414)
Foreign currency translation adjustments....................     (1,342)        (470)         (872)
                                                              -------------------------------------
Other comprehensive income..................................  $ (16,034)    $    252     $ (16,286)
YEAR ENDED DECEMBER 31, 1997
  Unrealized gains (losses) arising during year.............  $ 429,246     $ 27,291     $ 401,955
  Less reclassification adjustment for gains realized in
     income.................................................    410,404       14,682       395,722
                                                              -------------------------------------
Net unrealized gains (losses)...............................     18,842       12,609         6,233
Foreign currency translation adjustments....................     (3,674)      (1,286)       (2,388)
                                                              -------------------------------------
Other comprehensive income..................................  $  15,168     $ 11,323     $   3,845
                                                              -------------------------------------

15. CONTRIBUTED SURPLUS

     Under the laws of the Cayman Islands, the use of the Company's contributed surplus is restricted to the issue of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the redemption of ordinary shares.

16. DIVIDENDS

     The following dividend information relates to the Company without inclusion of the pooling effect with NAC:

     In 1999, four regular quarterly dividends were paid at $0.44 per share to shareholders of record at February 5, April 23, July 12 and September 24.

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

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

17. TAXATION

     Under current Cayman Islands law, the Company is not subject to any taxes in the Cayman Islands on either income or capital gains. The Company has received an undertaking that, in the event of any such taxes being imposed, the Company will be exempted from Cayman Islands income or capital gains taxes until June 2018.

     The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined on the basis of the income of each of the Company's U.S. subsidiaries as if a tax return had been prepared on an individual Company basis. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

     Bermuda presently imposes no income, withholding or capital gains taxes and the Bermuda subsidiaries are exempted until March 2016 from any such future taxes pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act 1987.

     XL Europe has been approved to carry on business in the International Services Centre in Dublin. Under Section 39 of the Finance Act 1990, XL Europe is entitled to benefit from a 10% tax rate on profits (including investment income) until 2005.

     Brockbank, NAC Re International and XL Mid Ocean Re's London branch office are subject to United Kingdom corporation taxes. Other branches of the Company are subject to relevant local taxes.

     The income tax provision in the consolidated statement of income gives effect to the permanent differences between financial and taxable income as applied for each relevant subsidiary. Due to the fact that the Company and certain subsidiaries are not subject to direct U.S. income taxes and that certain U.S. subsidiaries have tax-exempt income, the Company's effective income tax rate for its U.S. operation is less than the statutory U.S. Federal tax rate.

     The tax charge (benefit) in each of the three years ended December 31, 1999 is comprised of amounts from the various taxable jurisdictions in which the Company operates. For all countries other than the U.S., there generally is no significant difference between the effective tax rate and the statutory rate in that jurisdiction. For U.S. operating income (loss), the effective rate differs from the statutory rate of 35% due primarily to tax-exempt investment income in all years and merger related costs in 1999.

     Significant components of the provision for income taxes attributable to operations were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999      1998       1997
                                                              -----------------------------
CURRENT (BENEFIT) EXPENSE:
  U.S.......................................................  $(27,098)  $10,490   $ 43,754
  Non U.S...................................................     9,664    14,680     11,745
                                                              -----------------------------
Total current (benefit) expense.............................   (17,434)   25,170     55,499
                                                              -----------------------------
DEFERRED (BENEFIT) EXPENSE:
  U.S.......................................................   (17,534)    4,729    (23,205)
  Non U.S...................................................    (4,602)      (16)      (122)
                                                              -----------------------------
Total Deferred (benefit) expense............................   (22,136)    4,713    (23,327)
                                                              -----------------------------
  TOTAL TAX (BENEFIT) EXPENSE...............................  $(39,570)  $29,883   $ 32,172
                                                              -----------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

17. TAXATION (CONTINUED)
     The U.S. subsidiaries current U.S. taxable income for the years ended December 31, 1999 and 1997 is based on regular taxable income. The current U.S. tax expense for the year ended December 31, 1998 is based on alternative minimum taxable income.

     U.S. and Non-U.S. taxes paid in the years ended December 31, 1999, 1998 and 1997 were approximately $30 million, $31 million and $38 million, respectively. The Company's current tax liability is included in "other liabilities" in the accompanying financial statements and amounted to $11 million in 1999 and $26 million in 1998.

     Significant components of the Company's deferred tax assets and liabilities, which principally relate to U.S. subsidiaries, as of December 31, 1999 and 1998 were as follows:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              -------------------
DEFERRED TAX ASSET:
  Net unpaid loss reserve discount..........................  $ 81,672   $ 84,008
  Net unearned premiums.....................................    10,264     19,888
  Unrealized depreciation on investments....................    11,995         --
  Compensation liabilities..................................     8,960      6,978
  Other.....................................................    12,516      3,331
                                                              -------------------
Deferred tax asset, gross of valuation allowance............   125,407    114,205
Valuation allowance.........................................   (11,995)         -
                                                              -------------------
Deferred tax asset, net of valuation allowance..............   113,412    114,205
                                                              -------------------
DEFERRED TAX LIABILITY:
  Deferred policy acquisition costs.........................  $  6,850   $ 33,896
  Unrealized appreciation on investments....................         -     31,050
  Currency translation adjustments..........................       566      2,755
  Other.....................................................     8,068      9,023
                                                              -------------------
Deferred tax liability......................................    15,484     76,724
                                                              -------------------
NET DEFERRED TAX ASSET......................................  $ 97,928   $ 37,481
                                                              -------------------

     Shareholders' equity at December 31, 1999 and 1998 reflects tax benefits of $1.5 million and $5.6 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company's U.S. subsidiaries.

18. STATUTORY FINANCIAL DATA

     The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is restricted by applicable laws of Bermuda, Ireland, U.S. and United Kingdom, including Lloyd's. The Company relies primarily on cash dividends from XL Insurance and Mid Ocean.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

18. STATUTORY FINANCIAL DATA (CONTINUED)
     BERMUDA

     Under The Insurance Act, 1978, (as amended by the Insurance Act Amendment
1995) amendments thereto and related regulations of Bermuda, XL Insurance and XL Mid Ocean Re are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year.

     XL Insurance's and XL Mid Ocean Re's statutory capital and surplus, statutory net income and the minimum statutory capital and surplus required by the Act were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                           XL INSURANCE                       XL MID OCEAN RE
                                ----------------------------------   ----------------------------------
                                   1999         1998        1997        1999         1998        1997
                                -----------------------------------------------------------------------
Statutory net income..........  $   83,019   $  309,244   $189,281   $  155,534   $  108,290   $ 57,995
                                -----------------------------------------------------------------------
Statutory capital and
  surplus.....................  $1,381,299   $1,255,284   $882,366   $2,062,421   $1,966,200   $512,367
                                -----------------------------------------------------------------------
Minimum statutory capital and
  surplus Required by the
  Act.........................  $  338,609   $  307,205   $310,240   $  196,254   $  100,000   $100,000
                                -----------------------------------------------------------------------

     The primary difference between statutory net income and statutory capital and surplus for the Company's subsidiaries, as shown above, and net income and shareholders' equity presented in accordance with GAAP are deferred acquisition costs.

     Under the Act, XL Insurance and XL Mid Ocean Re are classified as a
Class 4 insurer and reinsurer, respectively. Therefore they are restricted to the payment of dividends in any one financial year of 25% of the prior year's statutory capital and surplus, unless their directors attest that such dividends will not cause the company to fail to meet its relevant statutory requirements. XL Insurance and XL Mid Ocean Re have not been affected by this.

     UNITED STATES

     The Company's U.S. insurance and reinsurance subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business.

     Consolidated statutory net income and surplus of NAC Re, as reported to the insurance regulatory authorities, differs in certain respects from the amounts as prepared in accordance with GAAP. The main differences between statutory net income and GAAP income relates to deferred acquisition costs and deferred income taxes. The main differences between statutory surplus and shareholders' equity, in addition to deferred acquisition costs and deferred income tax net assets, are intangible assets, unrealized appreciation on investments, and any unauthorized/authorized reinsurance charges.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

18. STATUTORY FINANCIAL DATA (CONTINUED)
     The following table shows statutory net income and GAAP net income (loss) and consolidated statutory surplus and consolidated shareholders' equity of NAC Re.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
NET INCOME:
Statutory net income........................................  $  8,948   $101,862   $ 70,292
                                                              ------------------------------
GAAP net income (loss)......................................  $ (1,060)  $ 98,586   $ 99,692
                                                              ------------------------------
SHAREHOLDERS' EQUITY:
Consolidated statutory surplus..............................  $440,102   $737,114   $702,222
                                                              ------------------------------
GAAP Consolidated shareholder's equity......................  $700,725   $750,725   $657,061
                                                              ------------------------------

     NAC Re is subject to New York insurance law, which imposes certain restrictions on the payment of cash dividends and tax reimbursements. Generally, NAC Re may pay cash dividends only out of statutory earned surplus. However, the maximum amount of dividends that may be paid in any twelve month period without the prior approval of the New York Insurance Department is the lesser of net investment income or 10% of statutory surplus as such terms are defined in the New York insurance law. Statutory earned surplus at December 31, 1999 is $(27.7) million and consequently, NAC Re cannot make a dividend distribution. In addition, the Company was required to make a commitment to New York State insurance regulators not to pay dividends out of NAC Re for two years without prior regulatory approval. Statutory earned surplus at December 31, 1998 was $231.9 million and the maximum amount NAC Re was able to pay without such regulatory approval, based on 10% of statutory surplus as of December 31, 1998 was approximately $73.7 million.

     Brockbank, via Lloyd's, is a licensed insurer in the states of Illinois, Kentucky and the U.S. Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan, Kansas and Arizona. Brockbank Insurance Services, Inc., is licensed in California as a fire and casualty broker, surplus lines broker and special lines surplus lines broker.

     The insurance laws of each state of the U.S. and of many foreign countries regulate the sale of insurance within their jurisdiction by alien insurers, such as XL Insurance and XL Mid Ocean Re. The Company believes it is not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could require the Company to, amongst other things, register as a surplus lines insurer. The Company believes that generally it could meet and comply with the requirements to be registered as a surplus lines insurer and such compliance would not have a material impact on the ability of the Company to conduct its business. There can be no assurances, however, that the activities of the Company will not be challenged in the future or that the Company will be able to successfully defend against such challenges or that legislation will not be enacted that will affect the Company's ability to conduct its business.

     IRELAND

     XL Europe is permitted to cover risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. Its head office is in Ireland and it is subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1990 (the "Irish Acts") and a comprehensive network of

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

18. STATUTORY FINANCIAL DATA (CONTINUED) regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Regulations, 1976, the European Communities (Non-Life Insurance Accounts) Regulations, 1995, the European Communities (Non-Life Insurance) Framework Regulations, 1994 and related administrative rules (the "Irish Regulations".)

     XL Europe's insurance activities are subject to extensive regulation in Ireland, principally under the Irish Acts and Irish Regulations, which impose on insurers headquartered in Ireland minimum solvency and reserve standards and auditing and reporting requirements and grant to the Minister of State for Science, Technology and Commerce (the"Irish Minister") wide powers to supervise, investigate and intervene in the affairs of such insurers. The Irish Minister's powers and functions are exercised through the medium of the Department of Enterprise, Trade and Employment.

     UNITED KINGDOM

     The United Kingdom Financial Services Authority ("U.K. FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Both XL Mid Ocean Re, through its London branch and NAC Re, through its London subsidiary, "effect and carry on" business in the United Kingdom and are therefore regulated by the U.K. FSA.

     LLOYD'S

     The Company, Brockbank and Denham are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the U.K., Lloyd's is not subject to direct U.K. government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of the Lloyd's Act of 1982 through the bye-laws, regulations and codes of conduct written by the Council, which governs the market. It is expected that the new Financial Services Authority will take a supervisory regulatory role during 2000. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by a number of the working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders and capital providers. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the "CCVs") and managing agencies.

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

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

18. STATUTORY FINANCIAL DATA (CONTINUED)
     OTHER REGULATION

     The Company is subject to regulation in Australia, Singapore, Madrid, Latin America and Germany as a result of its representative offices and branches in such jurisdictions.

19. EARNINGS PER SHARE

     The following table sets forth the computation of the basic and diluted earnings per share:

                                                                 YEAR ENDED DECEMBER 31:
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
BASIC EARNINGS PER SHARE:
Net income..................................................  $470,509   $656,330   $809,029
Weighted average ordinary shares outstanding................   127,601    112,034    101,708
Basic earnings per share....................................  $   3.69   $   5.86   $   7.95
                                                              ------------------------------
DILUTED EARNINGS PER SHARE:
Net income..................................................  $470,509   $656,330   $809,029
Add back after-tax interest on convertible debentures.......     1,752      3,504      3,504
                                                              ------------------------------
Adjusted net income.........................................  $472,261   $659,834   $812,533
                                                              ------------------------------
Weighted average ordinary shares outstanding - basic........   127,601    112,034    101,708
Average stock options outstanding (1).......................     1,872      2,152      1,277
Conversion of convertible debentures (2)....................       831      2,020      2,020
                                                              ------------------------------
Weighted average ordinary shares outstanding - diluted......   130,304    116,206    105,005
                                                              ------------------------------
Diluted earnings per share..................................  $   3.62   $   5.68   $   7.74
                                                              ------------------------------

(1) Net of shares repurchased under the treasury stock method.

(2) 1998 and 1997 reflect the assumed conversion of the NAC 5.25% Convertible Subordinated Debentures due 2000. The Debentures were called in June 1999 and the actual conversion is reflected in 1999.

20. SUBSEQUENT EVENTS

     On January 17, 2000, the Company entered into a stock repurchase agreement with Risk Capital Holdings. Under this agreement, in exchange for its shares in Risk Capital and $3.6 million in cash, the Company will receive the effective remaining ownership in Latin America Re and 1.4 million shares and 100,000 warrants in Annuity & Life Re, in which the Company has an existing 7% position. The total value of the transaction was $62.8 million.

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

21. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited quarterly financial data for 1999 and 1998 based upon the Company's amended year end of December 31 and the pooling with NAC:

                                                             FIRST      SECOND     THIRD      FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -----------------------------------------
1999
  Net premiums earned.....................................  $386,753   $414,386   $488,729   $460,138
  Net investment income...................................   135,680    132,593    126,560    130,485
  Net realized gains on interest..........................    67,476     17,584    (12,671)    21,967
  Equity in net income (loss) of affiliates...............    (7,307)    16,642     15,372     16,200
  Fee and other income....................................    10,551      3,870     28,800     57,179
                                                            -----------------------------------------
  Total revenues..........................................  $593,153   $585,075   $646,790   $685,968
                                                            -----------------------------------------
  Income before income tax expense and minority interest..  $214,114   $ 28,886   $139,427   $ 48,732
                                                            -----------------------------------------
  Net Income..............................................  $209,811   $ 62,708   $137,402   $ 60,588
                                                            -----------------------------------------
  Net income per share and share equivalent - basic.......  $   1.63   $   0.49   $   1.08   $   0.57
                                                            -----------------------------------------
  Net income per share and share equivalent - diluted.....  $   1.58   $   0.48   $   1.07   $   0.56
                                                            -----------------------------------------
1998
  Net premiums earned.....................................  $274,149   $264,568   $384,136   $401,438
  Net investment income...................................    92,923     87,183    111,320    125,864
  Realized gains on investments...........................    77,349     58,400     28,476     46,979
  Equity in net income tax expense........................    15,501     20,721     17,451     (3,381)
  Fee and other income....................................     4,172      1,437      8,567      8,149
                                                            -----------------------------------------
  Total revenues..........................................  $464,094   $432,309   $549,950   $579,049
                                                            -----------------------------------------
  Income before income tax expense and minority interest..  $193,833   $171,313   $148,882   $172,934
                                                            -----------------------------------------
  Net income..............................................  $186,301   $165,422   $140,271   $164,336
                                                            -----------------------------------------
  Net income per share and share equivalent - basic.......  $   1.84   $   1.63   $   1.20   $   1.28
                                                            -----------------------------------------
  Net income per share and share equivalent - diluted.....  $   1.78   $   1.58   $   1.17   $   1.25
                                                            -----------------------------------------

                                 XL CAPITAL LTD

                          (U.S. dollars in thousands)

22. UNAUDITED CONDENSED PRO FORMA FINANCIAL INFORMATION

     Unaudited condensed pro forma financial information shown below relates to the Company's acquisition of Mid Ocean in August 1998 and is based upon the assumption that Mid Ocean had been a part of the Company's operations since January 1, 1997.

                                                              PRO FORMA    PRO FORMA
                                                                 1998         1997
                                                              -----------------------
Net premiums earned.........................................  $1,588,791   $1,607,768
Net investment income.......................................     494,389      443,031
Net realized gains on sale of investments...................     260,608      378,213
Equity in earnings (loss) of affiliates.....................      (1,897)       3,748
Fee and other income........................................      28,006       24,710
                                                              -----------------------
  Total revenues............................................   2,369,887    2,457,470
                                                              -----------------------
Losses and loss expenses....................................     921,018      966,909
Acquisition costs and operating expenses....................     514,877      450,893
Interest expense............................................      44,839       46,311
Amortization of intangible assets...........................      45,464       37,560
                                                              -----------------------
  Total expenses............................................   1,526,198    1,501,673
                                                              -----------------------
Income before minority interest and income tax expense......     843,689      955,797
Minority interest and income tax............................      34,535       45,653
                                                              -----------------------
  Net income................................................  $  809,154   $  910,144
                                                              -----------------------
Net income per share
  Basic.....................................................  $     6.33   $     7.08
  Diluted...................................................  $     6.13   $     6.89
Weighted average shares outstanding (000's)
  Basic.....................................................     127,883      128,550
  Diluted...................................................     132,036      132,173

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                              --------
     (a) Financial Statements, Financial Statement Schedules
       and Exhibits.
          - Report of PricewaterhouseCoopers LLP on
            Financial Statements and Financial Statement
            Schedules.......................................     79
          - Report of Ernst and Young LLP on Financial
            Statements and Financial Statement Schedules....     80

1. FINANCIAL STATEMENTS

     Included in Part II--See Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

                                                              SCHEDULE
                                                               NUMBER      PAGE
                                                              -------------------
  - Consolidated Summary of Investments - Other than
    Investments in Related Parties, as of December 31,
    1999....................................................      I         81
  - Condensed Financial Information of Registrant, as of
    December 31, 1999 and 1998 and for the years ended
    December 31, 1999, 1998, and 1997.......................     II         82
  - Reinsurance, for the years ended December 31, 1999, 1998
    and 1997................................................     IV         85
  - Supplementary Information Concerning Property/Casualty
    Insurance Operations for the years ended December 31,
    1999, 1998 and 1997.....................................     VI         86

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

    10.3 1991 Management's incentive Plan, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on
           Form S-1 (No. 33-40533).

    10.4 First Amendment to the 1991 Performance Incentive Program, incorporated by reference to Exhibit 10.4 to the Company's
           Annual Report on Form 10-K for the year ended November 30,
           1996.

    10.5   Retirement Plan for Non-employee Directors of XL Capital
           Ltd, as amended, incorporated by reference Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
           November 30, 1996.

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

    10.7 XL Capital Ltd Stock Plan for Non-employee Directors, incorporated by reference to Exhibit 10.6 to the Company's
           Annual report on Form 10-K for the year ended November 30, 1996.

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

 10.10.1   Mid Ocean Ltd. Stock & Deferred Compensation Plan for
           Non-employee Directors, incorporated by reference to Exhibit
           10.10.1 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30, 1998.

 10.10.2 Form of Severance Contract between NAC Re Corp. and the executive officers of NAC Re incorporated herein by reference to the Company's Annual Report on Form 10-K of NAC
           Re for the year ended December 30, 1988.

 10.10.3 1997 incentive and capital Accumulation Plan incorporated by reference to Exhibit A to the NAC Re definitive Proxy
           Statement filed with the Securities and Exchange Commission.

 10.11.1 Mark E. Brockbank Employment Agreement, incorporated by reference to Exhibit 10.11.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.11.2 Henry C.V. Keeling Employment Agreement, incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.11.4 Robert J. Newhouse, Jr. Employment Agreement, incorporated by reference to Exhibit 1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.11.5 Michael A. Butt Employment Agreement, incorporated by reference to Exhibit 10.11.5 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.12.1 Amendment to Brockbank Service Agreement, incorporated by reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.12.2 Amendment to Keeling Service Agreement, incorporated by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.12.3 Amendment to Newhouse Service Agreement, incorporated by reference to Exhibit 10.12.3 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.12.4 Amendment to Butt Service Agreement, incorporated by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.13.1 Robert J. Newhouse Consulting Agreement, incorporated by reference to Exhibit 10.13.1 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.13.2   Ronald L. Bornheutter Consulting Agreement dated as of
           July 1, 1999.

 10.13.3   Ronald L. Bornheutter Settlement Agreement dated as of
           June 30, 1999.

 10.13.4   Employment Contract with Nicholas M. Brown, Jr. dated as of
           June 30, 1998, incorporated herein by reference to NAC Re's quarterly report on Form 10Q for June 30, 1998.

 10.13.5   Amended and Restated Employment Agreement with Nicholas M.
           Brown, Jr., dated as of June 18, 1999.

 10.14.1   Credit Agreement (5-Year) between Mid Ocean Limited and The
           Chase Manhattan Bank, incorporated by reference to Exhibit
           10.14.1 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30, 1998.

 10.14.2   Amendment No. 1 to Credit Agreement (5-Year) between Mid
           Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

 10.14.3   Amendment No. 2 to Credit Agreement (5-Year) between Mid
           Ocean Limited and The Chase Manhattan Bank.

 10.14.4   Amendment No. 3 to Credit Agreement (5-Year) between Mid
           Ocean Limited and The Chase Manhattan Bank.

 10.14.5   Credit Agreement (364-Day) between Mid Ocean Limited and The
           Chase Manhattan Bank, incorporated by reference to Exhibit
           10.14.3 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30, 1998.

 10.14.6   Amendment No. 1 to Credit Agreement (364-Day) between Mid
           Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.4 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November
           30,1998.

 10.14.7   Loan Agreement between XL America, Inc. and Three Rivers
           Funding Corporation, incorporated by reference to Exhibit
           10.14.5 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30,1998.

 10.14.8 Letter of Credit Facility and Reimbursement Agreement by and among XL Insurance Company, Ltd. et al. and Mellon Bank,
           N.A., incorporated by reference to Exhibit 10.14.6 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,1998.

 10.14.9   First Amendment to Letter of Credit Facility Reimbursement
           Agreement by and among XL Insurance Company, Ltd. et al. and Mellon Bank N.A., incorporated by reference to Exhibit
           10.14.7 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30,1998.

10.14.10   Second Amendment to Letter of Credit Facility Reimbursement
           Agreement by and among XL Insurance Company, Ltd. et al. and Mellon Bank N.A., incorporated by reference to Exhibit
           10.14.8 to the Company's Annual Report on Form 10-K (No.
           1-10804) for the year ended November 30,1998.

10.14.11   Short Term Revolving Credit Agreement between XL Insurance
           Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit (b)(1) of Amendment No. 2 to the
           Schedule 14D-1 (the "GCR Schedule 14D-1") of EXEL Limited filed with respect to GCR Holdings Company Limited, incorporated by reference to Exhibit 10.14.9 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998.

10.14.12 First Amendment to Short Term Revolving Credit Agreement between XL Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.10 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998.

10.14.13 Second Amendment to Short Term Revolving Credit Agreement between XL Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.11 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998.

10.14.14 Third Amendment to Short Term Revolving Credit Agreement between XL Insurance company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.12 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998.

10.14.15 Fourth Amendment to Short Term Revolving Credit Agreement between XL Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.13 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30, 1998.

10.14.16   Revolving Credit Agreement Between XL Insurance Company,
           Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit (b)(2) of the GCR Schedule 14D-1, incorporated by reference to Exhibit 10.14.14 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
           1998.

10.14.17   First Amendment to Revolving Credit Agreement between XL
           Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.15 to the Company's Annual
           Report on Form 10-K for the year ended November 30, 1998.

10.14.18   Second Amendment to Revolving Credit Agreement between XL
           Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.16 to the Company's Annual
           Report on Form 10-K for the year ended November 30, 1998.

10.14.19   Third Amendment to Revolving Credit Agreement between XL
           Insurance Company, Ltd. and Mellon Bank, N.A.

10.14.20   Fourth Amendment to Revolving Credit Agreement between XL
           Insurance Company, Ltd. and Mellon Bank, N.A.

10.14.21   Fifth Amendment to Revolving Credit Agreement between XL
           Insurance Company, Ltd. and Mellon Bank, N.A.

10.14.22 Short Term Revolving Credit Agreement between XL Capital Ltd et al and Mellon Bank, N.A.

10.14.23 First Amendment to Short Term Revolving Credit Agreement between XL Capital Ltd et al. and Mellon Bank, N.A.

10.14.24 Letter of Credit Facility and Reimbursement Agreement dated as of June 30, 1999 by and among XL Insurance Ltd et al. and Mellon Bank, N.A.

10.14.25   First Amendment to Letter of Credit Facility and
           Reimbursement Agreement dated as of June 30, 1999 by and among XL Insurance Ltd et al. and Mellon Bank, N.A.

10.14.26 Letter of Credit Facility and Reimbursement Agreement dated as of December 30, 1999 by and among XL Insurance Ltd et al.
           and Mellon Bank, N.A.

10.14.27   First Amendment to Letter of Credit Facility and
           Reimbursement Agreement dated as of December 30, 1999 by and among XL Insurance Ltd et al. and Mellon Bank, N.A.

10.14.28 Letter of Credit Agreement dated as of December 17, 1999 by and among XL Insurance Ltd, XL Mid Ocean Reinsurance Ltd and
           The Chase Manhattan Bank.

10.14.29   Letter of Credit Facility Agreement dated as of
           December 17, 1999 by and among XL Capital Ltd et al. and ING
           Bank, N.V. (London Branch)

10.14.30 Amendment No. 1 to Letter of Credit Facility Agreement dated as of December 17, 1999 by and among XL Capital Ltd et al.
           and ING Bank, N.V. (London Branch)

    11.1   Statement regarding computation of per share earnings.

    21.1   List of subsidiaries of the Registrant.

    23.1   Consent of PricewaterhouseCoopers LLP

    23.2   Consent of Ernst & Young LLP

    27.1   Financial Data Schedule.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of XL Capital Ltd.:

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of XL
Capital Ltd. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 14(a) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and schedules in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We did not audit the financial statements or financial statement schedules of NAC Re Corp. as at December 31, 1998, which statements reflect total assets of $3.2 billion as of December 31, 1998 and total revenues of $699.4 million and $740.4 million for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NAC Re Corp. for those dates, is based solely on the report of the other auditors.

     We previously audited and reported on the consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows and the supplemental schedules of XL Capital Ltd. and its subsidiaries as at and for the two years ended
November 30, 1998 prior to their restatement for the 1999 pooling of interests and change in fiscal year. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1998 and the consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for the two years ended December 31, 1998, after restatement for the 1999 pooling of interest. In our opinion, such consolidated statements have been properly combined on the basis described in Note 6 of the consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
New York, New York
February 9, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NAC Re Corporation:

     We have audited the consolidated balance sheet of NAC Re Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 (not presented separately herein). Our audits also included the financial statements schedules listed in the Index at Item 14 of the 1998 NAC Re Corporation annual report on Form 10-K (not presented separately herein). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all respects, the information set forth therein.

Ernst & Young LLP
New York, New York
February 3, 1999
Except for Note 15, as to which the date is February 15, 1999

                                 XL CAPITAL LTD
                            SUPPLEMENTAL SCHEDULE I

                CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1999
                           (U.S dollars in thousands)

                                                                                         AMOUNT AT
                                                                                        WHICH SHOWN
                                                               COST OR                    IN THE
                                                              AMORTIZED      MARKET       BALANCE
TYPE OF INVESTMENT                                             COST (1)      VALUE         SHEET
-----------------                                             -------------------------------------
Fixed Maturities:
  Bonds and notes:
     U.S. government and government agencies and
        authorities.........................................  $  560,628   $  558,202   $  558,202
     U.S states and political subdivisions of the States....     779,328      769,776      769,776
     Non-U.S. sovereign governments.........................     767,245      759,794      759,794
     Mortgage-backed securities.............................   1,118,105    1,086,089    1,086,089
     All other corporate....................................   4,610,613    4,407,290    4,407,290
                                                              -------------------------------------
        Total fixed maturities..............................  $7,835,919   $7,581,151   $7,581,151
                                                              -------------------------------------
Equity Securities:..........................................  $  863,020   $1,136,180   $1,136,180
                                                              -------------------------------------
Short-term investments......................................  $  405,375   $  405,260   $  405,260
                                                              -------------------------------------
Total investments...........................................  $9,104,314   $9,122,591   $9,122,591
                                                              -------------------------------------

(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                 XL CAPITAL LTD
                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS--PARENT COMPANY ONLY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (U.S. dollars in thousands)

                                                                 1999         1998
                                                              -----------------------
                                     A S S E T S
Portfolio Investments:
  Fixed maturities at fair value (amortized cost: 1999,
     $101,233; 1998, $244,713)..............................  $   99,816   $  245,713
  Short-term investments at fair value (amortized cost:
     1999, $43,563; 1998, $5,569)...........................      43,499        5,698
                                                              -----------------------
     Total portfolio investments............................     143,315      251,411
Cash and cash equivalents...................................     125,619      148,681
Investments in subsidiaries on an equity basis..............   6,296,880    5,983,598
Investments in limited partnership..........................      39,352       20,378
Accrued investment income...................................         539        1,967
Other assets................................................       9,026        3,888
                                                              -----------------------
     Total assets...........................................  $6,614,731   $6,409,923
                                                              -----------------------
                                L I A B I L I T I E S
Amount due to subsidiaries..................................     909,610   $  679,799
Accounts payable and accrued liabilities....................     128,043      117,521
                                                              -----------------------
     Total liabilities......................................  $1,037,653   $  797,320
                                                              -----------------------
                        S H A R E H O L D E R S'  E Q U I T Y
Ordinary shares.............................................  $    1,278   $    1,287
Contributed surplus.........................................   2,520,136    2,508,062
Accumulated other comprehensive income......................      19,311      235,185
Deferred compensation.......................................     (28,797)     (22,954)
Retained earnings...........................................   3,065,150    2,891,023
                                                              -----------------------
     Total shareholders' equity.............................   5,577,078   $5,612,603
                                                              -----------------------
     Total liabilities and shareholders' equity.............  $6,614,731   $6,409,923
                                                              -----------------------

                                 XL CAPITAL LTD
                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) STATEMENT OF INCOME AND COMPREHENSIVE INCOME--PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (U.S. dollars in thousands)

                                                                1999       1998       1997
                                                              ------------------------------
Net investment income.......................................  $  1,890   $  2,738   $     64
Net realized gains (losses).................................      (278)       458          -
Equity in net income of subsidiaries (Dividends were Nil,
  $117,900 and $186,548 in 1999, 1998 and 1997,
  respectively..............................................   560,166    632,521    749,554
Equity in net income of affiliate...........................         -     49,878     62,135
Income from limited partnership.............................     4,947      3,599      4,342
                                                              ------------------------------
Total revenues..............................................   566,725    689,194    816,095
Operating expenses..........................................    96,216     32,864      7,066
                                                              ------------------------------
Net income..................................................   470,509   $656,330   $809,029
                                                              ------------------------------
Change in net unrealized appreciation on investments........    (3,084)     1,603          -
                                                              ------------------------------
Comprehensive income........................................  $467,425   $657,933   $809,029
                                                              ------------------------------

                                 XL CAPITAL LTD
                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                 STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (U.S dollars in thousands)

                                                                1999        1998        1997
                                                              ---------------------------------
Cash flows provided by operating activities:
  Net income................................................  $ 470,509   $ 656,330   $ 809,029
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net realized gains from sale of shares in affiliate....          -        (458)          -
     Equity in net income of subsidiaries net of
        dividends...........................................   (557,317)   (503,838)   (553,607)
     Equity in net income of affiliate net of dividends.....          -     (31,410)    (34,849)
     Accrued investment income..............................      1,428      (1,967)          -
     Amount due from subsidiaries...........................    229,811     651,753      37,151
     Accounts payable and accrued liabilities...............     10,522     116,402        (444)
     Amortization of intangible assets......................     31,348      10,494           -
     Amortization of deferred compensation..................      7,657       5,815       5,237
     Amortization of discounts on fixed maturities..........        366         335           -
     Other assets...........................................     (5,138)       (631)        (64)
                                                              ---------------------------------
        Total adjustments...................................   (281,323)    246,495    (546,576)
                                                              ---------------------------------
        Net cash provided by operating activities...........    189,186     902,825     262,453
                                                              ---------------------------------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
     Investments............................................    118,756     198,893           -
  Proceeds from redemption of fixed maturities and
     short-term investments.................................    107,885      53,325           -
  Purchases of fixed maturities and short term
     investments............................................   (121,995)   (501,957)          -
  Investment in limited partnership.........................    (18,974)     (1,129)        203
                                                              ---------------------------------
     Net cash provided (used in) by investing activities....     85,672    (250,868)        203
                                                              ---------------------------------
Cash flows used in financing activities:
  Issuance of restricted shares.............................         69         514         387
  Proceeds from exercise of options.........................     14,014      15,092      12,284
  Dividends paid............................................   (212,659)   (156,481)   (120,607)
  Repurchase of treasury shares.............................    (99,344)   (362,401)   (154,720)
                                                              ---------------------------------
        Net cash used in financing activities...............   (297,920)   (503,276)   (262,656)
                                                              ---------------------------------
        Net change in cash and cash equivalents.............    (23,062)  $ 148,681           -
Cash and cash equivalents - beginning of year...............  $ 148,681           -           -
                                                              ---------------------------------
Cash and cash equivalents - end of year.....................  $ 125,619   $ 148,681           -
                                                              ---------------------------------

                                 XL CAPITAL LTD
                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (U.S dollars in thousands)

                                                                     CEDED       ASSUMED
                                                        GROSS       TO OTHER    FROM OTHER      NET
                                                        AMOUNT     COMPANIES    COMPANIES      AMOUNT
                                                      -------------------------------------------------
1999................................................  $1,088,028    $541,037    $1,354,892   $1,901,883
                                                      -------------------------------------------------
1998................................................  $  779,551    $319,275    $  863,988   $1,324,264
                                                      -------------------------------------------------
1997................................................  $  517,773    $254,940    $  617,612   $  880,445
                                                      -------------------------------------------------

                                 XL CAPITAL LTD
                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (U.S dollars in thousands)

                                                                                           LOSSES AND LOSS EXPENSES
                                                                                             INCURRED RELATED TO
                                      RESERVES                                             ------------------------      PAID
                        DEFERRED     FOR LOSSES   RESERVES FOR                   NET                                    LOSSES
                       ACQUISITION    AND LOSS      UNEARNED     NET EARNED   INVESTMENT     CURRENT       PRIOR       AND LOSS
                          COSTS       EXPENSES      PREMIUMS      PREMIUMS      INCOME      YEAR (1)      YEAR (2)     EXPENSES
                       ---------------------------------------------------------------------------------------------------------
1999.................   $275,716     $5,369,402    $1,497,376    $1,750,006    $525,318    $1,591,414    $(287,110)   $1,093,502
                       ---------------------------------------------------------------------------------------------------------
1998.................   $204,271     $4,896,643    $1,337,277    $1,324,291    $417,290    $1,085,161    $(243,617)   $  730,889
                       ---------------------------------------------------------------------------------------------------------
1997.................   $113,566     $3,972,376    $  824,369    $1,114,758    $345,115    $1,056,228    $(317,379)   $  330,951
                       ---------------------------------------------------------------------------------------------------------


                       AMORTIZATION
                       OF DEFERRED       NET
                       ACQUISITION     PREMIUMS
                          COSTS        WRITTEN
                       -------------------------
1999.................    $380,980     $1,901,883
                       -------------------------
1998.................    $249,341     $1,324,264
                       -------------------------
1997.................    $198,017     $  880,445
                       -------------------------

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

March 17,2000

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

                     SIGNATURES                                     TITLE                       DATE
                     ----------                                     -----                       ----
                 /s/ BRIAN M. O'HARA                   President, Chief Executive
  ------------------------------------------------       Officer and Director              March 17, 2000
                   Brian M. O'Hara                       (Principal Executive Officer)

                                                       Executive Vice President and
                                                         Chief
                /s/ ROBERT R. LUSARDI                    Financial Officer (Principal
  ------------------------------------------------       Financial                         March 17, 2000
                  Robert R. Lusardi                      Officer and Principal
                                                         Accounting
                                                         Officer)

              /s/ MICHAEL ESPOSITO JR.
  ------------------------------------------------     Director and Chairman of the        March 17, 2000
                Michael Esposito, Jr.                    Board of Directors

              /s/ RONALD L. BORNHUETTER
  ------------------------------------------------     Director                            March 17, 2000
                Ronald L. Bornhuetter

                 /s/ MICHAEL A. BUTT
  ------------------------------------------------     Director                            March 17, 2000
                   Michael A. Butt

                 /s/ ROBERT CLEMENTS
  ------------------------------------------------     Director                            March 17, 2000
                   Robert Clements

                 /s/ SIR BRIAN CORBY
  ------------------------------------------------     Director                            March 17, 2000
                   Sir Brian Corby

                /s/ ROBERT R. GLAUBER
  ------------------------------------------------     Director                            March 17, 2000
                  Robert R. Glauber

                     SIGNATURES                                     TITLE                       DATE
                     ----------                                     -----                       ----
             /s/ ROBERT V. HATCHER, JR.
  ------------------------------------------------     Director                            March 17, 2000
               Robert V. Hatcher, Jr.

                   /s/ IAN R. HEAP
  ------------------------------------------------     Director                            March 17, 2000
                     Ian R. Heap

                  /s/ PAUL JEANBART
  ------------------------------------------------     Director                            March 17, 2000
                    Paul Jeanbart

                   /s/ JOHN LOUDON
  ------------------------------------------------     Director                            March 17, 2000
                     John Loudon

                 /s/ DANIEL MCNAMARA
  ------------------------------------------------     Director                            March 17, 2000
                   Daniel McNamara

             /s/ ROBERT J. NEWHOUSE, JR.
  ------------------------------------------------     Director                            March 17, 2000
               Robert J. Newhouse, Jr.

                /s/ ROBERT S. PARKER
  ------------------------------------------------     Director                            March 17, 2000
                  Robert S. Parker

                   /s/ CYRIL RANCE
  ------------------------------------------------     Director                            March 17, 2000
                     Cyril Rance

                 /s/ ALAN Z. SENTER
  ------------------------------------------------     Director                            March 17, 2000
                   Alan Z. Senter

                /s/ JOHN T. THORNTON
  ------------------------------------------------     Director                            March 17, 2000
                  John T. Thornton

                /s/ ELLEN E. THROWER
  ------------------------------------------------     Director                            March 17, 2000
                  Ellen E. Thrower

                   /s/ JOHN WEISER
  ------------------------------------------------     Director                            March 17, 2000
                     John Weiser