Form 10-Q
period 2000-03-31
XL CAPITAL LTD
filed 2000-05-15
CIK 875159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

          CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA HM11
             (Address of principal executive offices and zip code)

                            ------------------------

                                 (441) 292-8515
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

    As of May 12, 2000, there were outstanding 121,373,186 Class A Ordinary Shares, $0.01 par value per share, and 3,115,873 Class B Ordinary Shares, $0.01 par value per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as at March 31, 2000 and
          December 31, 1999 (Unaudited)...............................      3
          Consolidated Statements of Income and Comprehensive Income
          for the Three Months Ended March 31, 2000 and 1999
          (Unaudited).................................................      4
          Consolidated Statements of Shareholders' Equity for the
          Three Months Ended March 31, 2000 and 1999 (Unaudited)......      5
          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999 (Unaudited)...................      6
          Notes to Unaudited Consolidated Financial Statements........      7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................     12

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     20

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     23

Item 4.   Submission of Matters to a Vote of Shareholders.............     23

Item. 6   Exhibits and Reports on Form 8-K............................     23

Signatures............................................................     24

                         PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD

                          CONSOLIDATED BALANCE SHEETS

               (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,      DECEMBER 31,
                                                                 2000             1999
                                                              -----------   -----------------
                                                                        (UNAUDITED)
                        A S S E T S
Investments:
  Fixed maturities, available for sale at fair value
    (amortized cost: 2000, $7,925,178; 1999, $7,835,919)....  $ 7,736,785   $       7,581,151
  Equity securities, at fair value (cost: 2000, $720,289;
    1999, $863,020).........................................      922,604           1,136,180
  Short-term investments, at fair value (amortized cost:
    2000, $543,590; 1999, $405,375).........................      537,579             405,260
                                                              -----------   -----------------
      Total investments.....................................    9,196,968           9,122,591
Cash and cash equivalents...................................      844,296             557,749
Investments in affiliates (cost: 2000, $619,070; 1999,
  $478,266).................................................      628,266             479,911
Other investments...........................................      157,317             165,613
Accrued investment income...................................      130,974             111,590
Deferred acquisition costs..................................      331,546             275,716
Prepaid reinsurance premiums................................      322,727             217,314
Premiums receivable.........................................    1,387,103           1,126,397
Reinsurance balances receivable.............................      108,183             149,880
Unpaid losses and loss expenses recoverable.................    1,056,317             831,864
Intangible assets (accumulated amortization: 2000, $132,715;
  1999, $118,663)...........................................    1,621,513           1,626,946
Deferred tax asset, net.....................................      103,533              97,928
Other assets................................................      320,197             327,413
                                                              -----------   -----------------
      Total assets..........................................  $16,208,940   $      15,090,912
                                                              ===========   =================
L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q
                           U I T Y
Liabilities:
Unpaid losses and loss expenses.............................  $ 5,395,499   $       5,369,402
Deposit liabilities and policy benefit reserves.............    1,076,566             837,893
Unearned premiums...........................................    1,762,022           1,497,376
Notes payable and debt......................................      410,726             410,726
Reinsurance balances payable................................      648,546             387,916
Net payable for investments purchased.......................    1,008,605             622,260
Other liabilities...........................................      314,177             345,738
Minority interest...........................................       17,173              42,523
                                                              -----------   -----------------
      Total liabilities.....................................  $10,633,314   $       9,513,834
                                                              -----------   -----------------
Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding:
  Class A ordinary shares (2000, 121,333,024; 1999,
    124,691,541)............................................        1,213               1,247
  Class B ordinary shares (2000, 3,115,873; 1999,
    3,115,873)..............................................           31                  31
Contributed surplus.........................................    2,449,861           2,520,136
Accumulated other comprehensive income......................        9,931              19,311
Deferred compensation.......................................      (24,358)            (28,797)
Retained earnings...........................................    3,138,948           3,065,150
                                                              -----------   -----------------
      Total shareholders' equity............................  $ 5,575,626   $       5,577,078
                                                              -----------   -----------------
      Total liabilities and shareholders' equity............  $16,208,940   $      15,090,912
                                                              ===========   =================

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues:
  Net premiums earned.......................................  $494,499   $386,753
  Net investment income.....................................   128,527    135,680
  Net realized gains on sales of investments................    68,707     67,476
  Equity in net income (loss) of affiliates.................    17,479     (7,307)
  Fee and other income......................................     4,956     10,551
                                                              --------   --------
    Total revenues..........................................   714,168    593,153
                                                              --------   --------
Expenses:
  Losses and loss expenses..................................   302,834    214,450
  Acquisition costs.........................................   103,694     76,789
  Operating expenses........................................    69,276     66,368
  Interest expense..........................................     8,495     11,025
  Amortization of intangible assets.........................    14,052     10,407
                                                              --------   --------
    Total expenses..........................................   498,351    379,039
                                                              --------   --------

Income before minority interest and income tax expense......   215,817    214,114
  Minority interest in net income of subsidiary.............       205       (515)
  Income tax (benefit) expense..............................    (8,147)     4,817
                                                              --------   --------
Net income..................................................  $223,759   $209,812
                                                              --------   --------

Change in net unrealized appreciation of investments........   (10,216)  (109,681)
Foreign currency translation adjustments....................       836     (2,985)
                                                              --------   --------
Comprehensive Income........................................  $214,379   $ 97,146
                                                              ========   ========
Weighted average ordinary shares and ordinary share
  equivalents outstanding--basic............................   125,671    128,414
                                                              ========   ========
Weighted average ordinary shares and ordinary share
  equivalents outstanding--diluted..........................   126,764    132,404
                                                              ========   ========
Earnings per ordinary share and ordinary share
  equivalent--basic.........................................  $   1.78   $   1.63
                                                              ========   ========
Earnings per ordinary share and ordinary share
  equivalent--diluted.......................................  $   1.77   $   1.58
                                                              ========   ========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (U.S. DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Ordinary Shares:
  Balance-beginning of year.................................  $    1,278   $    1,287
  Issue of shares...........................................          --           --
  Exercise of stock options.................................           3            1
  Repurchase of treasury shares.............................         (37)          (8)
                                                              ----------   ----------
    Balance-end of period...................................  $    1,244   $    1,280
                                                              ----------   ----------
Contributed Surplus:
  Balance-beginning of year.................................  $2,520,136   $2,508,062
  (Forfeit) issue of shares.................................        (510)      11,571
  Exercise of stock options.................................       3,190        4,006
  Repurchase of treasury shares.............................     (72,955)     (11,530)
                                                              ----------   ----------
    Balance-end of period...................................  $2,449,861   $2,512,109
                                                              ----------   ----------
Accumulated other comprehensive income:
  Balance-beginning of year.................................  $   19,311   $  235,185
  Net change in unrealized gains on investment portfolio,
    net of tax..............................................         620     (111,879)
  Net change in unrealized gains on investment portfolio of
    affiliate...............................................     (10,836)      (2,919)
  Currency translation adjustments..........................         836       (2,985)
                                                              ----------   ----------
    Balance-end of period...................................  $    9,931   $  117,402
                                                              ----------   ----------
Deferred Compensation:
  Balance-beginning of year.................................  $  (28,797)  $  (22,954)
  Forfeit (issue) of restricted shares......................       2,504       (2,901)
  Amortization..............................................       1,935        1,914
                                                              ----------   ----------
    Balance-end of period...................................  $  (24,358)  $  (23,941)
                                                              ----------   ----------
Retained Earnings:
  Balance-beginning of year.................................  $3,065,150   $2,891,023
  Net income................................................     223,759      209,812
  Cash dividends paid.......................................     (57,064)     (49,406)
  Repurchase of treasury shares.............................     (92,897)     (37,047)
                                                              ----------   ----------
    Balance-end of period...................................  $3,138,948   $3,014,382
                                                              ----------   ----------
Total shareholders' equity..................................  $5,575,626   $5,621,232
                                                              ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
Cash flows (used in) provided by operating activities:
  Net income................................................  $   223,759   $   209,812
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Net realized gains on sales of investments................      (68,707)      (67,476)
  Amortization of discounts on fixed maturities.............       (9,365)       (4,150)
  Equity in net (income) loss of affiliates, net of cash
    received................................................      (17,479)       12,953
  Amortization of deferred compensation.....................        2,896         1,914
  Amortization of intangible assets.........................       14,052        10,407
  Unpaid losses and loss expenses...........................      (16,835)       12,079
  Unearned premiums.........................................      264,646       234,183
  Premiums receivable.......................................     (260,706)     (182,165)
  Unpaid losses and loss expenses recoverable...............     (222,792)       (7,720)
  Prepaid reinsurance premiums..............................     (105,413)      (35,722)
  Reinsurance balances receivable...........................       41,697        14,840
  Other.....................................................      139,096       (87,098)
                                                              -----------   -----------
      Total adjustments.....................................     (238,910)      (97,955)
                                                              -----------   -----------
  Net cash (used in) provided by operating activities.......      (15,151)      111,857
                                                              -----------   -----------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
    investments.............................................    5,862,142     3,123,515
  Proceeds from redemption of fixed maturities and
    short-term investments..................................       52,030        61,452
  Proceeds from sale of equity securities...................      660,943       474,480
  Purchases of fixed maturities and short-term
    investments.............................................   (5,718,001)   (3,321,388)
  Purchases of equity securities............................     (466,929)     (377,688)
  Deferred losses on forward contracts......................          509            97
  Investments in affiliates.................................      (95,360)      (82,500)
  Acquisition of subsidiaries, net of cash acquired.........       (3,094)           --
  Other investments.........................................      (16,251)        1,495
  Deposit liabilities and policy benefit reserve............      250,826            --
  Other assets..............................................       (9,617)       (8,798)
                                                              -----------   -----------
  Net cash provided by (used) in investing activities.......      517,198      (129,335)
                                                              -----------   -----------
Cash flows used in financing activities:
  Issue of restricted shares................................        1,994         8,670
  Proceeds from exercise of stock options...................        3,193         4,007
  Repurchase of treasury shares.............................     (165,889)      (48,585)
  Dividends paid............................................      (57,064)      (49,406)
  Proceeds from loans.......................................      250,300            --
  Repayment of loans........................................     (250,300)           --
  Minority interest.........................................           --        (4,900)
                                                              -----------   -----------
Net cash used in financing activities.......................     (217,766)      (90,214)
                                                              -----------   -----------
Effects of exchange rate changes on cash on foreign currency
  cash balances.............................................        2,266            24
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents............      286,547      (107,668)
Cash and cash equivalents-beginning of year.................      557,749       480,874
                                                              -----------   -----------
Cash and cash equivalents-end of period.....................  $   844,296   $   373,206
                                                              ===========   ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          (U.S. DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

    These unaudited consolidated financial statements include the accounts of XL Capital Ltd and its subsidiaries (collectively referred to as the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END

    (A) LATIN AMERICAN RE

    On January 17, 2000, the Company entered into a stock repurchase agreement with Risk Capital Holdings. Under this agreement, in exchange for its shares in Risk Capital and $3.6 million in cash, the Company received the effective remaining ownership in Latin American Re and 1.4 million shares and 100,000 warrants in Annuity & Life Re, in which the Company had an existing investment. The total value of the transaction was $62.8 million.

    (B) NAC RE CORP

    In June 1999, the Company completed its merger with NAC Re Corp in an all-stock transaction. Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. All prior period information includes NAC as though it had always been a part of the Company. No adjustments were necessary to conform NAC's accounting policies although certain reclassifications were made to the NAC financial statements to conform to the Company's presentations.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

2. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)
    The following table presents a reconciliation of consolidated total revenues, net income and shareholders' equity of the Company as previously reported, as adjusted for the Company's change in fiscal year end, and combined with the results of NAC for the three months ended March 31, 1999:

                                                      CONSOLIDATED                  CONSOLIDATED
                                                         TOTAL       CONSOLIDATED   SHAREHOLDERS'
                                                        REVENUES      NET INCOME       EQUITY
                                                      ------------   ------------   -------------
XL Capital--three months ended February 28, 1999....    $425,594       $191,733      $4,811,389
Less one month December 31, 1998....................     202,210         29,785              --
Add one month March 31, 1999........................     201,526         27,036          57,160
                                                        --------       --------      ----------
XL Capital--three months ended March 31, 1999.......     424,910        188,984       4,868,549
NAC Re--three months ended March 31, 1999...........     168,243         20,828         752,683
                                                        --------       --------      ----------
Combined results--three months ended March 31,
  1999..............................................    $593,153       $209,812      $5,621,232
                                                        ========       ========      ==========

3. SEGMENT INFORMATION

    The Company is organized into four underwriting segments--insurance, reinsurance, Lloyd's syndicates and financial services--in addition to a corporate segment that includes the investment operations of the Company. The Company evaluates performance of each segment based on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not consider the allocation of assets by segment.

    Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
    The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

QUARTER ENDED MARCH 31, 2000

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $146,301      $239,040     $103,062     $6,096     $494,499
Fee and other income......................     1,272           229       (1,168)     4,623        4,956
Net losses and loss expenses..............    85,534       135,178       80,687      1,435      302,834
Acquisition costs.........................    19,986        56,195       27,171        342      103,694
Operating expenses........................    18,438        26,432        4,871      5,234       54,975
Exchange (gains) losses...................       (10)        1,736         (304)        --        1,422
                                            --------      --------     --------     ------     --------
Underwriting profit (loss)................  $ 23,625      $ 19,728     $(10,531)    $3,708     $ 36,530
Net investment income.....................                                                      128,527
Net realized gains on investments.........                                                       68,707
Equity in net earnings of affiliates......                                                       17,479
Interest expense..........................                                                        8,495
Amortization of intangible assets.........                                                       14,052
Corporate operating expenses..............                                                       12,879
Minority interest.........................                                                          205
Income tax benefit........................                                                        8,147
                                                                                               --------
Net income................................                                                     $223,759
                                                                                               --------
Loss and loss expense ratio...............     58.4%         56.5%        78.3%      23.5%        61.2%
Underwriting expense ratio................     26.3%         34.6%        31.1%      91.5%        32.1%
                                            --------      --------     --------     ------     --------
Combined ratio............................     84.7%         91.1%       109.4%     115.0%        93.3%
                                            ========      ========     ========     ======     ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
QUARTER ENDED MARCH 31, 1999

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $102,291      $198,639     $ 81,299     $4,524     $386,753
Fee and other income......................       663            --        7,433         --        8,096
Net losses and loss expenses (1)..........    47,064       108,115       58,495        776      214,450
Acquisition costs.........................    14,188        44,469       17,727        405       76,789
Operating expenses........................    15,484        23,133       12,629      3,078       54,324
Exchange (gains) losses...................       419         1,762         (539)        --        1,642
                                            --------      --------     --------     ------     --------
Underwriting profit.......................  $ 25,799      $ 21,160     $    420     $  265     $ 47,644
Net investment income.....................                                                      135,680
Net realized gains on investments.........                                                       67,476
Other income..............................                                                        2,455
Equity in net losses of affiliates........                                                        7,307
Interest expense..........................                                                       11,025
Amortization of intangible assets.........                                                       10,407
Corporate operating expenses..............                                                       10,402
Minority interest.........................                                                          515
Income tax expense........................                                                        4,817
                                                                                               --------
Net income................................                                                     $209,812
                                                                                               ========
Loss and loss expense ratio (1)...........     46.0%         54.5%        72.0%      17.1%        55.4%
Underwriting expense ratio................     29.0%         34.0%        37.3%      77.0%        33.9%
                                            --------      --------     --------     ------     --------
Combined ratio............................     75.0%         88.5%       109.3%      94.1%        89.3%
                                            ========      ========     ========     ======     ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $10.5 million relating to an intercompany stop loss agreement. Consolidated results are not affected. The loss and loss expense ratio would have been 35.7% and 59.7% and the underwriting profit would have been $36.3 million and $10.6 million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
    The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED MARCH 31, 2000

                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                          WRITTEN         WRITTEN         EARNED
                                       --------------   ------------   ------------
Casualty insurance...................     $ 97,497        $ 73,537       $ 78,228
Casualty reinsurance.................      246,713         189,997        141,682
Property catastrophe.................       77,836          77,220         29,278
Other property.......................       95,888          66,645         44,682
Marine, energy, aviation and
  satellite..........................      155,641         119,910         44,516
Lloyd's syndicates...................      163,739          59,677        103,062
Other................................       81,623          65,113         53,051
                                          --------        --------       --------
Total................................     $918,937        $652,099       $494,499
                                          ========        ========       ========

QUARTER ENDED MARCH 31, 1999

                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                          WRITTEN         WRITTEN         EARNED
                                       --------------   ------------   ------------
Casualty insurance...................     $ 79,756        $ 59,670       $ 65,630
Casualty reinsurance.................      131,288         109,218        106,426
Property catastrophe.................       81,846          80,932         28,971
Other property.......................       97,590          85,243         48,713
Marine, energy, aviation and
  satellite..........................      103,169          84,410         36,290
Lloyd's syndicates...................      183,820         108,397         81,299
Other................................       54,522          56,051         19,424
                                          --------        --------       --------
Total................................     $731,991        $583,921       $386,753
                                          ========        ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999
        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following is a discussion of the Company's results of operations and financial condition. Prior period information presented is the combination of the results previously reported by the Company and NAC.

    This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See "--Cautionary Note Regarding Forward-Looking Statements" below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

    This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8 on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

    The following table presents an after tax analysis of the Company's net income and earnings per share for the three months ended March 31, 2000 and 1999:

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   ---------
                                                     (UNAUDITED)
Net operating income (excluding net realized
  gains on investments)........................  150,801    143,272      5.3%
Net realized gains on investments..............   72,958     66,540      9.6%
                                                 -------    -------      ----
Net income.....................................  223,759    209,812      6.6%
                                                 =======    =======      ====
Earnings per share--basic......................  $  1.78    $  1.63
Earnings per share--fully diluted..............  $  1.77    $  1.58

SEGMENTS

    The Company is organized into four underwriting segments--insurance, reinsurance, Lloyd's syndicates and financial services--in addition to a corporate segment, which includes the investment operations of the Company. The results of each segment are discussed below.

    The calculation of the underwriting ratios for all segments is as follows:
The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. The loss and loss expense ratio is calculated by dividing net losses and loss expenses by net premiums earned, and the underwriting expense ratio is calculated by dividing the total of acquisition costs and operating expenses by net premiums earned.

INSURANCE OPERATIONS

    The insurance business is written primarily by XL Insurance, XL Europe, XL Insurance Company of New York, Greenwich Insurance, Indian Harbor Insurance, ECS and XL Specialty Insurance (formerly,

Intercargo Corporation). Insurance business written includes general liability, other liability (including directors and officers, professional and employment practices liability), property, program business, marine, aviation, satellite and other product lines (including U.S. customs bond, surety, political risk and specialty lines).

    The following table summarizes the underwriting profit for this segment:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net premiums earned...........................  $146,301   $102,291    43.0%
Fee and other income..........................     1,272        663       NM
Net losses and loss expenses..................    85,534     47,064    81.7%
Acquisition costs.............................    19,986     14,188    40.9%
Operating expenses............................    18,438     15,484    19.1%
Exchange (gains) losses.......................       (10)       419       NM
                                                --------   --------    -----
Net underwriting profit.......................  $ 23,625   $ 25,799    (8.4%)
                                                ========   ========    =====

    *   NM--Not Meaningful

    The insurance segment has experienced growth in net premiums earned primarily as a result of increased premiums written in the U.S. primary other liability business, and growth in the other property line worldwide. The growth in the U.S. business was mainly due to the acquisition of Intercargo (now known as XL Specialty Insurance) and ECS in the second quarter of 1999. These companies contributed approximately $60.0 million in gross premiums written and $15.0 million in net premiums earned during the quarter. There is no comparative figure included in the 1999 results.

    The following table presents the ratios for the insurance segment:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Loss and loss expense ratio.................................   58.4%      46.0%
Underwriting expense ratio..................................   26.3%      29.0%
                                                               -----      -----
Combined ratio..............................................   84.7%      75.0%
                                                               =====      =====

    The increase in the combined ratio is due to the increase in the loss and loss expense ratio which in 2000, reflects the application of higher actuarially determined loss ratios to the casualty business lines written in 2000 as competitive market conditions continued to affect premium rates. In 1999, there was a reduction in loss reserves established on the Company's other liability lines written in prior years due to updated actuarially determined reserve estimates, where loss experience had developed more favorably than expected. In addition, the 1999 loss ratio was affected by an intercompany stop loss agreement under which a subsidiary in the reinsurance segment was covered for losses exceeding a specified loss ratio up to $100.0 million. In the quarter ended March 31, 1999, $10.5 million of losses were included in the insurance segment losses and excluded from the reinsurance segment. The loss ratio in 1999 would have been 35.7% and the underwriting profit would have been $36.3 million had this agreement not been in place.

    The decrease in the expense ratio in the first quarter of 2000 is primarily the result of an increase in earned premiums. Acquisition costs as a percentage of earned premium are relatively the same year over year for this segment. Although operating costs are higher in 2000 due to the acquisition of Intercargo and ECS in the second quarter of 1999, the growth in net premiums earned was proportionately greater, which resulted in a lower expense ratio.

REINSURANCE OPERATIONS

    The reinsurance business is written by XL Mid Ocean Re and Latin American Re, which primarily write property lines that are short-tail in nature, NAC Re, which primarily writes long-tail casualty business. Business written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation, satellite and other lines including political risk and specialty lines.

    The following table summarizes the underwriting profit for this segment:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net premiums earned...........................  $239,040   $198,639     20.3%
Fee and other income..........................       229         --        NM
Net losses and loss expenses..................   135,178    108,115     25.0%
Acquisition costs.............................    56,195     44,469     26.4%
Operating expenses............................    26,432     23,133     14.3%
Exchange losses...............................     1,736      1,762    (1.5)%
                                                --------   --------    ------
Net underwriting profit.......................  $ 19,728   $ 21,160    (6.8)%
                                                ========   ========    ======

    The increase in net premiums earned reflects price increases in marine and other liability markets, with increased writings in accident and health liability. This business was written both in the U.S. and internationally. The increase in earned premium also reflects a large treaty assumed by NAC Re in the fourth quarter of 1999 which resulted in a full quarter of earned premium in 2000.

    The following table presents the ratios for the reinsurance segment:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                              (UNAUDITED)
Loss and loss expense ratio.............................   56.5%      54.5%
Underwriting expense ratio..............................   34.6%      34.0%
                                                           -----      -----
Combined ratio..........................................   91.1%      88.5%
                                                           =====      =====

    The increase in the combined ratio is primarily due to the effect of an intercompany reinsurance agreement with one of the Company's subsidiaries in the insurance segment in 1999. Net losses and loss expenses incurred in this segment in 1999 reflect a recovery of $10.5 million with respect to this agreement. The loss and loss expense ratio would have been 59.7% and the underwriting profit would have been $10.6 million had this agreement not been in place.

    The underwriting expense ratio is relatively unchanged compared to the first quarter of 1999. The small increase in this ratio reflects an increase in acquisition costs as a percentage of premiums earned.

LLOYD'S SYNDICATES

    The Lloyd's operations comprise Brockbank and Denham. Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These dedicated corporate syndicates wrote a range of specialty lines, primarily of insurance but also reinsurance, in parallel with other syndicates managed by Brockbank. Denham provides similar services to one corporate syndicate whose capital is primarily provided by the Company and which specializes in liability coverages.

    The following table summarizes the underwriting profit (loss) for this segment:

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                     (UNAUDITED)
Net premiums earned............................  $103,062   $81,299      26.8%
Fee and other income...........................    (1,168)    7,433         NM
Net losses and loss expenses...................    80,687    58,495      37.9%
Acquisition costs..............................    27,171    17,727      53.3%
Operating expenses.............................     4,871    12,629    (61.4)%
Exchange gains.................................      (304)     (539)        NM
                                                 --------   -------    -------
Net underwriting profit (loss).................  $(10,531)  $   420         NM
                                                 ========   =======    =======

    Net premiums earned reflect the growth in business written by Brockbank and Denham due to an increase in corporate capacity in the 2000 quarter over 1999. The corporate syndicates increased capacity from approximately 43% to 50% at Brockbank and from 43% to 75% at Denham. Net earned premium in 2000 was also affected by premium written in 1999 from the motor business at Brockbank, which was sold with effect from January 1, 2000. The Company retains the run-off experience of this business. Lower earned premiums relating to the motor business will result in subsequent quarters.

    Fee and other income was also generated from the motor business on behalf of third parties resulting in $6.0 million of income in 1999. No such income was earned in 2000. The Company's Lloyd's managing agency also earns profit commissions from the syndicates it manages. The first quarter of 1999 included $2.0 million in profit commissions but due to the loss deterioration in the Lloyd's market place, no commissions were recorded in the first quarter of 2000. Managing agency expenses are offset against this income which has resulted in negative fee and other income in the quarter ended March 31, 2000.

    The following table presents the combined ratios for this segment:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Loss and loss expense ratio...............................    78.3%      72.0%
Underwriting expense ratio................................    31.1%      37.3%
                                                             ------     ------
Combined ratio............................................   109.4%     109.3%
                                                             ======     ======

    The increase in the loss ratio is primarily the result of the increased capacity of Denham which underwrites casualty business. This business tends to have a higher loss ratio than the short-tail business that is part of the business Brockbank underwrites. The loss ratio was also affected by the run-off of the Company's motor business on which the loss ratio had deteriorated. The reduction in the underwriting expense ratio reflects a reduction in operating expenses due to the sale of the Company's motor business.

FINANCIAL SERVICES

    The financial services business includes credit enhancements by financial guaranty insurance and reinsurance policies and credit default swaps written in respect of asset-backed, municipal and corporate risk obligation transactions.

    The following table summarizes the underwriting profit for this segment:

                                                       THREE MONTHS
                                                           ENDED
                                                         MARCH 31
                                                    -------------------
                                                      2000       1999     % CHANGE
                                                    --------   --------   --------
                                                        (UNAUDITED)
Net premiums earned...............................   $6,096     $4,524      34.7%
Fee and other income..............................    4,623         --         NM
Net losses and loss expenses......................    1,435        776      84.9%
Acquisition costs.................................      342        405    (15.6)%
Operating expenses................................    5,234      3,078      70.0%
                                                     ------     ------    -------
Net underwriting profit...........................   $3,708     $  265         NM
                                                     ======     ======    =======

    Financial guaranty premiums are earned over the life of the exposure and certain transactions such as installment premiums are not recognized as premiums written until the premium is received.

    Premiums received in respect of credit default swap transactions are included as fee income and earned over the life of the policies. In addition, from time to time the Company will assist in structuring transactions that will result in fee income. These transactions tend to be irregular in nature. Such transactions require an investment of Company resources which are included in operating expenses. During the first quarter of 2000, the Company wrote a loss portfolio transfer contract which was accounted for on a deposit basis. The Company received a fee of approximately $1.7 million on this transaction.

    The following table presents the combined ratios for this segment:

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                                 (UNAUDITED)
Loss and loss expense ratio................................    23.5%     17.1%
Underwriting expense ratio.................................    91.5%     77.0%
                                                              ------     -----
Combined ratio.............................................   115.0%     94.1%
                                                              ======     =====

    This segment generally writes business to a loss ratio of approximately 25%. The high expense ratio reflects the start up nature of this segment.

INVESTMENT OPERATIONS

    The following table illustrates the change in net investment income and net realized gains for the three month periods ended March 31, 2000 and 1999:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net investment income.........................  $128,527   $135,680     (5.3)%
Net realized gains............................  $ 68,707   $ 67,476      1.8%

    Net investment income decreased in the first quarter of 2000 compared to the same period in 1999 due to relatively higher returns generated in 1999 and a decrease in the Company's investment asset base, (excluding investments relating to the Company's asset accumulation business) in the first quarter of 2000. The Company wrote two structured products transactions in 1999 and one in the first quarter of 2000, all of which are accounted for on a deposit basis. Consequently, while the Company generates investment income on the assets, it must also provide for the accretion of the liability through a charge against investment income.

    The relative decline in the investment asset base is a result of the claim payments, the repurchase of the Company's shares and the reallocation of such assets to other strategic investments, from which income is accounted for as equity in net earnings of affiliates.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the quarters ended March 31, 2000 and 1999:

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   -------------------
                                                     2000       1999     % CHANGE
                                                   --------   --------   --------
                                                       (UNAUDITED)
Equity in net earnings (loss) of affiliates......  $17,479    $(7,307)       NM
Other income.....................................       --      2,455        NM
Amortization of intangible assets................   14,052     10,407      35.0%
Corporate operating expenses.....................   12,879     10,402      23.8%
Interest expense.................................    8,495     11,025     (22.9)%
Minority interest................................      205       (515)       NM
Income tax (benefit) expenses....................   (8,147)     4,817        NM

    Equity in net earnings of affiliates in 2000 results from returns on the Company's strategic investments in investment management companies and the funds managed by these companies. Offsetting these returns was a $3.4 million loss from the Company's equity position in Le Mans Re. The Company did not have these investments at March 31, 1999. The loss experienced in 1999 reflects the Company's share of Risk Capital's net loss for the fourth quarter of 1998. The Company sold its investment in Risk Capital in January 2000.

    Other income includes a distribution of earnings from the Company's other investments in the first quarter of 1999. No such distribution was received in the equivalent 2000 period.

    The increase in amortization of intangible assets reflects additional goodwill generated from the acquisition of ECS, Inc. and Intercargo Corporation in the second quarter of 1999.

    The increase in operating expenses is a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

    The decrease in interest expense reflects a reduction in indebtedness carried by the Company through the quarter in 2000 compared to 1999. The Company extinguished convertible debt assumed in connection with the NAC acquisition in the second quarter of 1999. In addition, the Company pooled capital with its existing operations as a result of acquisitions in the U.S. in 1999, which facilitated the repayment of debt during the third quarter of 1999. Offsetting this decrease was interest expense relating to interim borrowings used to finance the repurchase of shares in the quarter ended March 31, 2000.

    The decrease in income taxes results primarily from lower income earned by certain subsidiaries of the Company during 2000.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, XL Capital's assets consist primarily of its investments in subsidiaries and the XL Capital's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the XL Capital or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at March 31, 2000 was $5.6 billion of which $3.1 billion was retained earnings.

    At March 31, 2000, total investments available for sale and cash net of unsettled investment trades were $9.0 billion, compared to $9.1 billion at December 31, 1999. This includes investments relating to Company's asset accumulation business. During the quarter, the Company sold investments categorized as available for sale to fund two strategic investments, the payment of claims and the repurchase of shares.

    The Company's fixed income investments including short-term investments and cash equivalents at March 31, 2000 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 88% of fixed income securities are of investment grade, with 59.4% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

    The net payable for investments purchased increased from $622.3 million at December 31, 1999 to $1.0 billion as at March 31, 2000. This increase results from timing differences as investments are accounted for on a trade basis.

    Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the quarters ended March 31, 2000 and 1999, the net amount of losses due to claims activity paid by the Company was $444.7 million and $223.4 million, respectively. Included in paid losses for the quarter ended March 31, 2000 was an amount of $74 million relating to a commutation payment where unpaid losses have been reduced by the same amount. The higher amount of paid claims in 2000 over 1999 has contributed to the negative operational cash flow.

    The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are determined by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. The Company's reserving process includes a supplemental evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. The Company's claims and claim expense reserves for such exposures is less than 1% of the Company's total reserves.

    The Company has had several stock repurchase programs in the past as part of its capital management. On January 9, 2000, the Board of Directors authorized a new program for the repurchase of shares up to $500 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum as part of the Company's capital management strategy. The Company has purchased 3.7 million shares up to May 12, 2000 at a cost of $165.8 million or $44.76 per share.

    As of March 31, 2000, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $2.36 billion of which $410.7 million in debt outstanding. In addition, $886.0 million of letters of credit were outstanding, 65% of which were collateralized by the Company's investment portfolio, primarily supporting U.S. non-admitted business, and the Company's Lloyd's capital requirements.

    The financing structure as of March 31, 2000 was as follows:

                                                                      IN USE/
FACILITY                                               COMMITMENT   OUTSTANDING
--------                                               ----------   -----------
DEBT:
Company Term Note....................................  $  11,000      $ 11,000
2 facilities of 364 day Revolvers--total.............    650,000            --
2 facilities of 5 year Revolvers--total..............    350,000       299,700
NAC Re 7.15% Notes due 2005..........................    100,000       100,000
                                                       ----------     --------
                                                       $1,111,000     $410,700
                                                       ==========     ========
LETTERS OF CREDIT:
7 facilities--total                                    $1,246,500     $886,000
                                                       ==========     ========

    The 364-day facilities are provided by a syndicate of banks where the borrowings are unsecured, and by a U.S. bank where the borrowings are collateralized and guaranteed. During the three months ended March 31, 2000, up to $200.0 million was outstanding under the 364-day revolvers as interim funding of share buybacks. There were no borrowings outstanding at March 31, 2000. The weighted average interest rate on the funds borrowed during 2000 was approximately 6.3%. On March 31, 2000, the 364-day collateralized revolver provided by a U.S. bank in the amount of $150.0 million expired and was not renewed.

    Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, $299.7 million outstanding at March 31, 2000 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998 and $109.7 million borrowed to finance the acquisition of ECS and Intercargo during 1999. The weighted average interest rate on funds borrowed during 2000 was approximately 6.3%.

    At March 31, 2000 and March 31, 1999, the Company had $100.0 million of 7.15% Senior Notes due November 15, 2005 outstanding.

    In addition, at March 31, 1999, the following debt was outstanding:

(1) $100.0 million of 5.25% Convertible Subordinated Debentures due
    December 15, 2002. The Debentures were called in June 1999 and converted to approximately 1.8 million of the Company's shares.

(2) $100.0 million of 8% Senior Notes due June 15, 1999. These notes were repaid in June 1999 through additional borrowings and internal funds.

    Total pre-tax interest expense on the borrowings described above was $8.5 million and $11.0 million for the three months ended March 31, 2000 and 1999, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both three month periods.

    The Company has seven letter of credit facilities available at March 31, 2000, two from two syndicates of banks, three from U.K. banks and two from U.S. banks. These facilities are used to collateralize certain reinsureds' premium and unpaid loss reserves with the Company and for Lloyd's capital requirements of the Company's corporate syndicates. Of the letters of credit outstanding at March 31, 2000, approximately $580.0 million were collateralized against the Company's investment portfolio and $306.0 million were unsecured.

YEAR 2000 CONSIDERATIONS

    There was no significant impact from Year 2000 issues on the Company's technology systems. The Company did not experience any significant disruption due to the impact of Year 2000 issues on its service providers.

    The Company is subject to risks associated with Year 2000 issues based upon the underwriting exposures that it assumes. All insurance and reinsurance subsidiaries of the Company examined the potential exposure to Year 2000-related risks associated with the coverages that they provided. In some instances, Year 2000-related risks were expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In view of the apparent lack of significant Year 2000-related losses, the Company does not expect to have a material exposure to Year 2000-related coverage claims. See generally "--Cautionary Note Regarding Forward-Looking Statements".

CURRENT OUTLOOK

    The Company believes competition in the property casualty insurance and reinsurance industry will continue in 2000, and in particular in the liability lines. Although the Company believes some opportunities will exist in 2001 for growth in selected product lines, no assurances can be made that growth in these lines will be sufficient to offset the competitive pressures affecting the majority of the Company's product lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. dollars and foreign currencies. Accordingly, earnings will be affected by, among other things, changes in interest rates, equity prices and foreign currency exchange rates.

FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. At March 31, 2000, forward foreign exchange contracts with notional principal amounts totaling $232.0 million were outstanding. The fair value of these contracts as at March 31, 2000 was $241.6 million with unrealized gains of $9.6 million. Gains of $10.2 million were realized during the quarter. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at March 31, 2000 would have resulted in approximately $20.6 million in unrealized losses and $27.5 million in unrealized gains.

    The Company also uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the amount of its known claims payable in foreign currencies. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. At March 31, 2000, forward foreign exchange contracts with notional principal amounts totaling $64.6 million were outstanding. The fair value of these contracts as at March 31, 2000 was $61.9 million with unrealized losses of $2.7 million. No losses have been realized to date. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at March 31, 2000 would have resulted in approximately $6.1 million in unrealized losses and $6.9 million in unrealized gains.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At March 31, 2000, the value of such contracts outstanding was not significant.

FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at March 31, 2000, the portfolio held $83.0 million in exposure to S&P 500 Index futures and underlying assets of $81.7 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $91.3 million and $74.7 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the three months ended March 31,

2000, net realized gains from index futures totaled $10.2 million as a result of the 2% increase in the S&P Index.

FINANCIAL MARKET EXPOSURE (CONTINUED)

    Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At March 31, 2000, bond and stock index futures outstanding were $157.4 million with underlying investments having a market value of $4.4 billion. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains of $15.7 million and losses of $15.7 million.

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

    Such statements include forward-looking statements both with respect to the Company and the insurance, reinsurance and financial services sectors in general (both as to underwriting and investment matters). Statements that are not historical facts or that include the words "expect", "intend", "plan, "believe", "project", "anticipate", "will", or similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

    All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include but are not limited to the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments or reduce fees earned by the Company's investment management affiliates; (v) changes in regulations or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance or retrocessional coverage;
(viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of Year 2000-related issues on the Company's underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures;
(xii) changes in rating agency policies or practices that may adversely affect the Company's claims paying ratings; (xiii) changes in accounting policies or practices; and (xiv) changes in general economic conditions, including inflation, foreign, exchange rates, and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                 XL CAPITAL LTD
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is a party to various legal proceedings, including arbitration, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against the Company's subsidiaries in the ordinary course of their respective insurance and reinsurance operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it is a party will result in a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    Exhibit 11--Statement Regarding Computation of Per Share Earnings.

REPORTS ON FORM 8-K

    Current Report on Form 8-K filed on February 1, 2000, under Item 8 thereof.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                       XL CAPITAL LTD
                                                        ---------------------------------------------
                                                                        (Registrant)

May 15, 2000                                           By:             /s/ BRIAN M. O'HARA
                                                            -----------------------------------------
                                                                         Brian M. O'Hara
                                                              President and Chief Executive Officer

May 15, 2000                                           By:            /s/ ROBERT R. LUSARDI
                                                            -----------------------------------------
                                                                        Robert R. Lusardi
                                                                Executive Vice President and Chief
                                                                        Financial Officer