Form 10-Q
period 2000-06-30
XL CAPITAL LTD
filed 2000-08-14
CIK 875159

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 11, 2000, there were outstanding 123,910,368 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as at June 30, 2000 and December
           31, 1999 (Unaudited)......................................      3

         Consolidated Statements of Income and Comprehensive Income
           for the Three Months Ended June 30, 2000 and 1999
           (Unaudited) and the Six Months Ended June 30, 2000 and
           1999 (Unaudited)..........................................      4

         Consolidated Statements of Shareholders' Equity for the Six
           Months Ended June 30, 2000 and 1999 (Unaudited)...........      5

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999 (Unaudited)..................      6

         Notes to Unaudited Consolidated Financial Statements........      7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................     14

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     28

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     31

Item 4.  Submission of Matters to a Vote of Shareholders.............     31

Item. 6  Exhibits and Reports on Form 8-K............................     31

Signatures...........................................................     32

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD

                          CONSOLIDATED BALANCE SHEETS

               (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     (UNAUDITED)
                                                              --------------------------
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS
Investments:
  Fixed maturities, available for sale at fair value
    (amortized cost: 2000, $8,185,496; 1999, $7,835,919)....  $ 7,914,585   $ 7,581,151
  Equity securities, at fair value (cost: 2000, $695,329;
    1999, $863,020).........................................      817,787     1,136,180
  Short-term investments, at fair value (amortized cost:
    2000, $169,832; 1999, $405,375).........................      160,656       405,260
                                                              -----------   -----------
      Total investments.....................................    8,893,028     9,122,591
Cash and cash equivalents...................................      874,147       557,749
Investments in affiliates...................................      702,549       479,911
Other investments...........................................      171,114       165,613
Accrued investment income...................................      128,023       111,590
Deferred acquisition costs..................................      334,933       275,716
Prepaid reinsurance premiums................................      332,950       217,314
Premiums receivable.........................................    1,471,853     1,126,397
Reinsurance balances receivable.............................      132,544       149,880
Unpaid losses and loss expenses recoverable.................    1,051,705       831,864
Intangible assets (accumulated amortization: 2000, $146,471;
  1999, $118,663)...........................................    1,609,037     1,626,946
Deferred tax asset, net.....................................      103,533        97,928
Other assets................................................      333,956       327,413
                                                              -----------   -----------
      Total assets..........................................  $16,139,372   $15,090,912
                                                              ===========   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses.............................  $ 5,295,597   $ 5,369,402
Deposit liabilities and policy benefit reserves.............    1,048,170       837,893
Unearned premiums...........................................    1,758,014     1,497,376
Notes payable and debt......................................      461,029       410,726
Reinsurance balances payable................................      619,945       387,916
Net payable for investments purchased.......................    1,128,003       622,260
Other liabilities...........................................      337,773       345,738
Minority interest...........................................       17,696        42,523
                                                              -----------   -----------
      Total liabilities.....................................  $10,666,227   $ 9,513,834
                                                              -----------   -----------
Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding, ordinary shares (2000, 123,806,236;
  1999, 127,807,414)........................................        1,238         1,278
Contributed surplus.........................................    2,443,357     2,520,136
Accumulated other comprehensive (loss) income...............     (129,664)       19,311
Deferred compensation.......................................      (23,184)      (28,797)
Retained earnings...........................................    3,181,398     3,065,150
                                                              -----------   -----------
      Total shareholders' equity............................  $ 5,473,145   $ 5,577,078
                                                              -----------   -----------
      Total liabilities and shareholders' equity............  $16,139,372   $15,090,912
                                                              ===========   ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      (UNAUDITED)              (UNAUDITED)
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                  JUNE 30
                                                  --------------------   -----------------------
                                                    2000        1999        2000         1999
                                                  ---------   --------   ----------   ----------
Revenues:
  Net premiums earned...........................  $ 503,375   $414,386   $  997,874   $  801,139
  Net investment income.........................    136,440    132,593      264,967      268,273
  Net realized gains on sales of investments....      5,075     17,584       73,782       85,060
  Equity in net income of affiliates............     25,756     16,642       43,235        9,335
  Fee and other income..........................      3,340      3,870        8,296       14,421
                                                  ---------   --------   ----------   ----------
      Total revenues............................    673,986    585,075    1,388,154    1,178,228
                                                  ---------   --------   ----------   ----------
Expenses:
  Losses and loss expenses......................    328,540    351,172      631,374      565,623
  Acquisition costs.............................    115,658     88,229      219,352      165,018
  Operating expenses............................     67,798     95,229      137,074      161,597
  Interest expense..............................      7,402      8,781       15,897       19,806
  Amortization of intangible assets.............     13,756     12,778       27,808       23,185
                                                  ---------   --------   ----------   ----------
      Total expenses............................    533,154    556,189    1,031,505      935,229
                                                  ---------   --------   ----------   ----------
Income before minority interest and income tax
  expense.......................................    140,832     28,886      356,649      242,999
  Minority interest in net income of
    subsidiary..................................        522        (26)         727         (541)
  Income tax benefit............................     (2,174)   (33,796)     (10,321)     (28,979)
                                                  ---------   --------   ----------   ----------
Net income......................................    142,484     62,708      366,243      272,519
                                                  ---------   --------   ----------   ----------
Change in net unrealized appreciation of
  investments...................................   (132,990)   (92,276)    (138,660)    (207,074)
Foreign currency translation adjustments........     (6,605)      (929)     (10,315)      (3,914)
                                                  ---------   --------   ----------   ----------
Comprehensive income (loss).....................  $   2,889   $(30,497)  $  217,268   $   61,531
                                                  =========   ========   ==========   ==========
Weighted average ordinary shares and ordinary
  share equivalents outstanding--basic..........    124,431    126,785      124,948      127,599
                                                  =========   ========   ==========   ==========
Weighted average ordinary shares and ordinary
  share equivalents outstanding--diluted........    125,680    129,876      125,878      131,359
                                                  =========   ========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--basic.............................  $    1.15   $   0.49   $     2.93   $     2.14
                                                  =========   ========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--diluted...........................  $    1.13   $   0.48   $     2.91   $     2.07
                                                  =========   ========   ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (U.S. DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Ordinary Shares:
  Balance-beginning of year.................................  $    1,278   $    1,287
  Issue of shares...........................................          --           --
  Exercise of stock options.................................           9            2
  Repurchase of treasury shares.............................         (49)         (20)
                                                              ----------   ----------
      Balance-end of period.................................  $    1,238   $    1,269
                                                              ----------   ----------
Contributed Surplus:
  Balance-beginning of year.................................  $2,520,136   $2,508,062
  Issue of shares...........................................         345       10,463
  Exercise of stock options.................................      18,872        4,504
  Repurchase of treasury shares.............................     (95,996)     (15,588)
                                                              ----------   ----------
      Balance-end of period.................................  $2,443,357   $2,507,441
                                                              ----------   ----------
Accumulated other comprehensive (loss) income:
  Balance-beginning of year.................................  $   19,311   $  235,185
  Net change in unrealized gains on investment portfolio,
    net of tax..............................................    (132,370)    (204,155)
  Net change in unrealized gains on investment portfolio of
    affiliate...............................................      (6,290)      (2,919)
  Currency translation adjustments..........................     (10,315)      (3,914)
                                                              ----------   ----------
      Balance-end of period.................................  $ (129,664)  $   24,197
                                                              ----------   ----------
Deferred Compensation:
  Balance-beginning of year.................................  $  (28,797)  $  (22,954)
  Forfeit (issue) of restricted shares......................       1,676       (8,472)
  Amortization..............................................       3,937        3,829
                                                              ----------   ----------
      Balance-end of period.................................  $  (23,184)  $  (27,597)
                                                              ----------   ----------
Retained Earnings:
  Balance-beginning of year.................................  $3,065,150   $2,891,023
  Net income................................................     366,243      272,519
  Cash dividends paid.......................................    (113,358)     (99,578)
  Repurchase of treasury shares.............................    (136,637)     (83,724)
                                                              ----------   ----------
      Balance-end of period.................................  $3,181,398   $2,980,240
                                                              ----------   ----------
Total shareholders' equity..................................  $5,473,145   $5,485,550
                                                              ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
Cash flows (used in) provided by operating activities:
  Net income................................................  $    366,243   $   272,519
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Net realized gains on sales of investments................       (73,782)      (85,060)
  Amortization of discounts on fixed maturities.............       (18,327)       (4,096)
  Equity in net income of affiliates........................       (43,235)       (9,335)
  Amortization of deferred compensation.....................         4,898         3,726
  Amortization of intangible assets.........................        27,808        23,185
  Unpaid losses and loss expenses...........................      (116,737)       88,297
  Unearned premiums.........................................       260,638       197,203
  Premiums receivable.......................................      (345,456)     (134,305)
  Reinsurance balances receivable...........................        17,336      (220,213)
  Unpaid losses and loss expenses recoverable...............      (218,180)      139,670
  Prepaid reinsurance premiums..............................      (115,636)      (27,529)
  Reinsurance balances payable..............................       224,121       (29,041)
  Other.....................................................      (101,189)       35,555
                                                              ------------   -----------
    Total adjustments.......................................      (497,741)      (21,943)
                                                              ------------   -----------
  Net cash (used in) provided by operating activities.......      (131,498)      250,576
                                                              ------------   -----------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
    investments.............................................    11,969,453     8,012,746
  Proceeds from redemption of fixed maturities and
    short-term investments..................................       252,794        75,817
  Proceeds from sale of equity securities...................       910,895       763,929
  Purchases of fixed maturities and short-term
    investments.............................................   (11,793,330)   (7,889,648)
  Purchases of equity securities............................      (687,876)     (518,671)
  Deferred (gains) losses on forward contracts..............        (1,747)          691
  Investments in affiliates.................................      (131,005)     (185,585)
  Acquisition of subsidiaries, net of cash acquired.........        (3,094)     (173,206)
  Other investments.........................................       (29,659)      (38,409)
  Deposit liabilities and policy benefit reserve............       253,373            --
  Other assets..............................................       (18,525)      (14,840)
                                                              ------------   -----------
  Net cash provided by investing activities.................       721,279        32,824
                                                              ------------   -----------
Cash flows used in financing activities:
  Issue of restricted shares................................         2,021         1,988
  Proceeds from exercise of stock options...................        18,881         4,506
  Repurchase of treasury shares.............................      (232,682)      (99,331)
  Dividends paid............................................      (113,358)      (99,578)
  Proceeds from loans.......................................        50,300       234,079
  Repayment of notes........................................            --      (100,000)
  Repayment of debentures...................................            --      (101,737)
  Minority interest.........................................            --        (4,900)
                                                              ------------   -----------
Net cash used in financing activities.......................      (274,838)     (164,973)
                                                              ------------   -----------
Effects of exchange rate changes on cash on foreign currency
  cash balances.............................................         1,455         1,280
                                                              ------------   -----------
Increase in cash and cash equivalents.......................       316,398       119,707
Cash and cash equivalents-beginning of year.................       557,749       480,874
                                                              ------------   -----------
Cash and cash equivalents-end of period.....................  $    874,147   $   600,581
                                                              ============   ===========

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

2. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END

    (A) LATIN AMERICAN RE

    On January 17, 2000, the Company entered into a stock repurchase agreement with Risk Capital Holdings. As part of this agreement, the Company received the remaining ownership (other than management shares) in Latin American Re.

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

    The following table presents a reconciliation of consolidated total revenues and net income of the Company as previously reported, as adjusted for the Company's change in fiscal year end, and combined with the results of NAC for the six months ended June 30, 1999:

                                                      CONSOLIDATED    CONSOLIDATED
                                                     TOTAL REVENUES    NET INCOME
                                                     --------------   ------------
XL Capital--six months ended May 31, 1999..........    $  872,109       $370,989
Less one month December 31, 1998...................       202,210         29,785
Add one month June 30, 1999........................       167,964        (44,264)
                                                       ----------       --------
XL Capital--six months ended June 30, 1999.........    $  837,863       $296,940
NAC Re--six months ended June 30, 1999.............       340,365        (24,421)
                                                       ----------       --------
Combined results--six months ended June 30, 1999...    $1,178,228       $272,519
                                                       ==========       ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION

    The Company is organized into four underwriting segments--insurance, reinsurance, Lloyd's syndicates and financial services--in addition to a corporate segment that includes the investment operations of the Company. The Company evaluates the performance of each segment based on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not allocate assets by segment.

    Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows.

    The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

QUARTER ENDED JUNE 30, 2000

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $151,279      $250,110      $95,158     $6,828     $503,375
Fee and other income......................     3,934             3       (2,565)     1,968        3,340
Net losses and loss expenses (1)..........    92,058       171,671       63,003      1,808      328,540
Acquisition costs.........................    22,726        60,678       31,883        371      115,658
Operating expenses........................    19,724        26,220        3,072      6,414       55,430
Exchange losses (gains)...................       480           (95)      (2,090)        --       (1,705)
                                            --------      --------      -------     ------     --------
Underwriting profit (loss)................  $ 20,225      $ (8,361)     $(3,275)    $  203     $  8,792
Net investment income.....................                                                      136,440
Net realized gains on investments.........                                                        5,075
Equity in net earnings of affiliates......                                                       25,756
Interest expense..........................                                                        7,402
Amortization of intangible assets.........                                                       13,756
Corporate operating expenses..............                                                       14,073
Minority interest.........................                                                          522
Income tax benefit........................                                                       (2,174)
                                                                                               --------
Net income................................                                                     $142,484
                                                                                               ========
Loss and loss expense ratio (1)...........     60.8%         68.6%        66.2%      26.5%        65.3%
Underwriting expense ratio................     28.1%         34.8%        36.7%      99.4%        34.0%
                                            --------      --------      -------     ------     --------
Combined ratio............................     88.9%        103.4%       102.9%     125.9%        99.3%
                                            ========      ========      =======     ======     ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 53.4% and 73.1% and the underwriting profit (loss) would have been $31.4 million and $(19.6) million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
QUARTER ENDED JUNE 30, 1999

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $ 94,194      $219,456      $92,890     $7,846     $414,386
Fee and other income......................      (665)           --        6,393        597        6,325
Net losses and loss expenses (1) (2)......    65,450       108,929       79,637      2,156      256,172
Acquisition costs.........................    15,965        49,156       23,536       (427)      88,230
Operating expenses (3)....................    10,482        20,040        7,343      3,072       40,937
Exchange losses (gains)...................       688         2,389       (1,793)        --        1,284
                                            --------      --------      -------     ------     --------
Underwriting profit (loss)................  $    944      $ 38,942      $(9,440)    $3,642     $ 34,088
Net investment income.....................                                                      132,593
Net realized gains on investments.........                                                       17,584
Equity in net earnings of affiliates......                                                       16,642
Other income..............................                                                       (2,455)
Interest expense..........................                                                        8,781
Amortization of intangible assets.........                                                       12,778
Corporate operating expenses..............                                                        7,735
Loss reserve adjustment (2)...............                                                       95,000
One-time charges (3)......................                                                       45,272
Minority interest.........................                                                          (26)
Income tax benefit........................                                                      (33,796)
                                                                                               --------
Net income................................                                                     $ 62,708
                                                                                               ========
Loss and loss expense ratio (1)...........     69.5%         49.7%        85.7%      27.5%        61.8%
Underwriting expense ratio................     28.1%         31.5%        33.3%      33.7%        31.2%
                                            --------      --------      -------     ------     --------
Combined ratio............................     97.6%         81.2%       119.0%      61.2%        93.0%
                                            ========      ========      =======     ======     ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $62.0 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 3.7% and 77.9% and the underwriting profit (loss) would have been $62.9 million and $(23.1) million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

(2) Net losses and loss expenses exclude an increase to loss reserves of $95.0 million associated with the merger with NAC.

(3) Operating expenses exclude one-time charges of $45.3 million associated with the merger with NAC.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2000

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $297,580      $489,150     $198,220     $12,924    $997,874
Fee and other income......................     5,206           232       (3,733)      6,591       8,296
Net losses and loss expenses (1)..........   177,592       306,849      143,690       3,243     631,374
Acquisition costs.........................    42,712       116,873       59,054         713     219,352
Operating expenses........................    38,162        52,652        7,943      11,648     110,405
Exchange (gains) losses...................       470         1,641       (2,394)         --        (283)
                                            --------      --------     --------     -------    --------
Underwriting profit (loss)................  $ 43,850      $ 11,367     $(13,806)    $ 3,911    $ 45,322
Net investment income.....................                                                      264,967
Net realized gains on investments.........                                                       73,782
Equity in net earnings of affiliates......                                                       43,235
Interest expense..........................                                                       15,897
Amortization of intangible assets.........                                                       27,808
Corporate operating expenses..............                                                       26,952
Minority interest.........................                                                          727
Income tax benefit........................                                                      (10,321)
                                                                                               --------
Net income................................                                                     $366,243
                                                                                               ========
Loss and loss expense ratio (1)...........     59.7%         62.7%        72.5%       25.1%       63.3%
Underwriting expense ratio................     27.2%         34.7%        33.8%       95.6%       33.0%
                                            --------      --------     --------     -------    --------
Combined ratio............................     86.9%         97.4%       106.3%      120.7%       96.3%
                                            ========      ========     ========     =======    ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 55.9% and 65.0% and the underwriting profit would have been $55.1 million and $0.2 million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1999

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $196,485      $418,095     $174,189     $12,370    $801,139
Fee and other income......................        (2)           --       13,826         597      14,421
Net losses and loss expenses (1) (2)......   112,514       217,044      138,132       2,932     470,622
Acquisition costs.........................    30,153        93,625       41,263         (22)    165,019
Operating expenses (3)....................    25,966        43,173       19,972       6,150      95,261
Exchange (gains) losses...................     1,107         4,151       (2,332)         --       2,926
                                            --------      --------     --------     -------    --------
Underwriting profit (loss)................  $ 26,743      $ 60,102     $ (9,020)    $ 3,907    $ 81,732
Net investment income.....................                                                      268,273
Net realized gains on investments.........                                                       85,060
Equity in net earnings of affiliates......                                                        9,335
Interest expense..........................                                                       19,806
Amortization of intangible assets.........                                                       23,185
Corporate operating expenses..............                                                       18,138
Loss reserve adjustment (2)...............                                                       95,000
One-time charges (3)......................                                                       45,272
Minority interest.........................                                                         (541)
Income tax benefit........................                                                      (28,979)
                                                                                               --------
Net income................................                                                     $272,519
                                                                                               ========
Loss and loss expense ratio (1)...........     57.3%         51.9%        79.3%       23.7%       58.7%
Underwriting expense ratio................     28.5%         32.7%        35.2%       49.5%       32.5%
                                            --------      --------     --------     -------    --------
Combined ratio............................     85.8%         84.6%       114.5%       73.2%       91.2%
                                            ========      ========     ========     =======    ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $72.5 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 20.4% and 69.3% and the underwriting profit (loss) would have been $99.2 million and $(12.4) million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

(2) Net losses and loss expenses exclude an increase to loss reserves of $95.0 million associated with the merger with NAC.

(3) Operating expenses exclude one-time charges of $45.3 million associated with the merger with NAC.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
    The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED JUNE 30, 2000

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................     $137,041        $ 96,029       $ 79,674
Casualty reinsurance.................................      102,627          65,362        104,289
Property catastrophe.................................       46,995          41,397         36,358
Other property.......................................      121,385          94,841         91,577
Marine, energy, aviation and satellite...............       78,810          35,565         41,100
Lloyd's syndicates...................................      131,867         110,304         95,158
Other................................................       77,828          56,411         55,219
                                                          --------        --------       --------
Total................................................     $696,553        $499,909       $503,375
                                                          ========        ========       ========

QUARTER ENDED JUNE 30, 1999

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................     $ 68,263        $ 53,234       $ 65,597
Casualty reinsurance.................................       83,368          69,382         72,397
Property catastrophe.................................       28,864          19,867         37,910
Other property.......................................       77,634          48,336         66,831
Marine, energy, aviation and satellite...............       36,374          27,191         33,571
Lloyd's syndicates...................................      149,552         125,919         92,890
Other................................................       57,250          44,156         45,190
                                                          --------        --------       --------
Total................................................     $501,305        $388,085       $414,386
                                                          ========        ========       ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2000

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................    $  234,538      $  169,566      $157,902
Casualty reinsurance.................................       257,793         179,116       192,226
Property catastrophe.................................       124,831         118,617        65,636
Other property.......................................       286,686         216,856       174,183
Marine, energy, aviation and satellite...............       234,451         155,475        85,616
Lloyd's syndicates...................................       295,606         169,981       198,220
Other................................................       181,585         142,397       124,091
                                                         ----------      ----------      --------
Total................................................    $1,615,490      $1,152,008      $997,874
                                                         ==========      ==========      ========

SIX MONTHS ENDED JUNE 30, 1999

                                                     GROSS PREMIUMS      NET PREMIUMS   NET PREMIUMS
                                                        WRITTEN            WRITTEN         EARNED
                                                     --------------      ------------   ------------
Casualty insurance.................................    $  148,019          $112,904       $131,227
Casualty reinsurance...............................       168,098           149,490        140,432
Property catastrophe...............................       110,710           100,799         66,881
Other property.....................................       213,559           159,144        145,155
Marine, energy, aviation and satellite.............       139,543           111,601         69,861
Lloyd's syndicates.................................       333,372           234,316        174,189
Other..............................................       119,995           103,752         73,394
                                                       ----------          --------       --------
Total..............................................    $1,233,296          $972,006       $801,139
                                                       ==========          ========       ========

4. SHARE CAPITAL

    In June 2000, the Company's Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis.

5. SUBSEQUENT EVENT

    In July 2000, the Company sold its investment in FSA Holdings, Inc, which is included in equity securities at June 30, 2000. Proceeds of the sale were $159.1 million, and based on the cost of $105.0 million, gains of $54.1 million were realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999
              (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The following is a discussion of the Company's results of operations and financial condition. Prior period information presented is the combination of the results of the Company and NAC.

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

RESULTS OF OPERATIONS

    The following table presents an after tax analysis of the Company's net income and earnings per share for the three months ended June 30, 2000 and 1999:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net operating income (excluding net realized gains on
  investments and one time merger related
  adjustments)..........................................  $135,491   $147,137
Net realized gains on investments.......................     6,993     17,159
Increase to loss reserves for NAC Re (1)................        --    (61,750)
One-time related merger charges (1).....................        --    (39,838)
                                                          --------   --------
Net income..............................................  $142,484   $ 62,708
                                                          ========   ========
Earnings per share--basic...............................  $   1.15   $   0.49
Earnings per share--fully diluted.......................  $   1.13   $   0.48

------------------------

(1) NAC Re loss reserves were increased to align them with the Company's reserving methodologies and higher loss reserve factors. One-time charges relate to costs associated with the NAC merger. The pre-tax amounts are $95.0 million and $45.3 million, respectively.

    Net operating income decreased in the second quarter of 2000 compared to the same period in 1999 primarily due to lower underwriting profit experienced in the Company's casualty lines of business in both the insurance and reinsurance segments. Further discussion is provided within the following segment analysis.

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

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $151,279   $94,194      60.6%
Fee and other income..........................     3,934      (665)        NM
Net losses and loss expenses..................    92,058    65,450      40.7%
Acquisition costs.............................    22,726    15,965      42.3%
Operating expenses............................    19,724    10,482      88.2%
Exchange losses...............................       480       688         NM
                                                --------   -------    -------
Net underwriting profit.......................  $ 20,225   $   944         NM
                                                ========   =======    =======

------------------------

*   NM--Not Meaningful

    Growth in the insurance segment is mainly due to the acquisition of both Intercargo (now known as XL Specialty Insurance) and ECS in the second quarter of 1999. There were no significant earnings from these companies in the second quarter of 1999.

    ECS and XL Specialty Insurance contributed approximately $116.0 million in gross premiums written and $45.0 million in net premiums earned during the second quarter of 2000. ECS commenced writing business on behalf of the Company with effect from January 1, 2000. As the lag of the premium earning catches up to the premium written, net premium earned by ECS is expected to increase through 2000. Price increases have been experienced in the property lines which has contributed to the growth of net premiums earned, but pricing generally has remained unchanged on the liability lines of business.

    Fee and other income is earned primarily from ECS by providing risk management consulting services.

    The increases in net losses and loss expenses, acquisition costs and operating expenses are also primarily attributable to the acquisition of Intercargo and ECS.

    The following table presents the ratios for the insurance segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................   60.8%      69.5%
Underwriting expense ratio..............................   28.1%      28.1%
                                                           -----      -----
Combined ratio..........................................   88.9%      97.6%
                                                           =====      =====

    The loss and loss expense ratio was affected by an intercompany stop loss agreement with a subsidiary in the reinsurance segment. In the quarters ended June 30, 2000 and 1999, $11.2 million and $62.0 million, respectively, of losses were included in the insurance segment and excluded from the reinsurance segment. The loss ratio would have been 53.4% and 3.7% and the underwriting profit would have been $31.4 million and $62.9 million in 2000 and 1999, respectively, had this agreement not been in place.

    In addition, the Company has continued to apply higher actuarially estimated loss ratios established in the first quarter of 2000 to the casualty lines written in 2000 as competitive market conditions continued to negatively affect premium rates for these lines of business. In the second quarter of 1999, there was a reduction in loss reserves established on the Company's other liability lines written in prior years due to updated actuarially determined reserve estimates, where loss experience had developed more favorably than expected.

REINSURANCE OPERATIONS

    The reinsurance business is written by XL Mid Ocean Re and Latin American Re, which primarily write property lines that are short-tail in nature, and NAC Re, which primarily writes long-tail casualty business. Business written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation, satellite and other lines including political risk and specialty lines.

    The following table summarizes the underwriting (loss) profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $250,110   $219,456    14.0%
Fee and other income..........................         3         --       NM
Net losses and loss expenses..................   171,671    108,929    57.6%
Acquisition costs.............................    60,678     49,156    23.4%
Operating expenses............................    26,220     20,040    30.8%
Exchange (gains) losses.......................       (95)     2,389       NM
                                                --------   --------    -----
Net underwriting (loss) profit................  $ (8,361)  $ 38,942       NM
                                                ========   ========    =====

    The increase in net premiums earned reflects additional net premiums written in prior quarters. Net premiums written for the second quarter are similar in 2000 and 1999. The Company has experienced some price increases on property and other short-tail lines of business. As in the insurance segment, pricing has not yet improved for the liability business. The Company has seen indications of improved pricing in the retrocession market, but the timing of the effect of this on lines written by the Company is not certain.

    The increase in operating expenses is primarily due to an expansion in infrastructure necessary to support additional business written.

    The following table presents the ratios for the reinsurance segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................    68.6%     49.7%
Underwriting expense ratio..............................    34.8%     31.5%
                                                           ------     -----
Combined ratio..........................................   103.4%     81.2%
                                                           ======     =====

    The increase in the combined ratio is primarily due to the effect of an intercompany stop loss agreement with a subsidiary in the insurance segment. Net losses and loss expenses incurred in this segment in 2000 and 1999 reflect a recovery of $11.2 million and $62.0 million, respectively, under this agreement. The loss and loss expense ratio in 2000 and 1999 would have been 73.1% and 77.9% and the underwriting loss would have been $19.6 million and $23.1 million, respectively, had this agreement not been in place. The 1999 ratio does not include an adjustment to reserves of $95.0 million at the time of the merger with NAC Re.

    Business written on the casualty lines, primarily in 1999, has continued to experience a deterioration in losses in 2000. However, the loss ratio, excluding the stop loss agreement, was lower in 2000 compared to 1999 principally due to a larger number of catastrophic events in 1999, including the Sydney hailstorms, the Oklahoma tornadoes and satellite losses.

    The increase in the underwriting expense ratio is mainly due to an increase in the acquisition expense ratio. The reinsurance segment is highly dependent on broker intermediaries and thus is subject to the costs charged on specific lines of business, including commissions paid to ceding companies. Higher acquisition costs in the second quarter of 2000 compared to 1999 reflect an increase in net premiums earned on lines of business where costs are higher.

LLOYD'S SYNDICATES

    The Lloyd's operations comprise Brockbank and Denham. Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These dedicated corporate syndicates write a range of specialty lines, primarily of insurance but also reinsurance, in parallel with other syndicates managed by Brockbank. Denham provides similar services to one corporate syndicate whose capital is primarily provided by the Company and which specializes in liability coverages.

    The following table summarizes the underwriting loss for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $95,158    $92,890       2.4%
Fee and other income..........................   (2,565)     6,393         NM
Net losses and loss expenses..................   63,003     79,637    (20.9)%
Acquisition costs.............................   31,883     23,536      35.5%
Operating expenses............................    3,072      7,343    (58.2)%
Exchange gains................................   (2,090)    (1,793)     16.6%
                                                -------    -------    -------
Net underwriting loss.........................  $(3,275)   $(9,440)   (65.3)%
                                                =======    =======    =======

    Net premiums earned reflect the growth in business written by Brockbank and Denham due to an increase in corporate capacity in 2000 over 1999. The corporate syndicates increased capacity from approximately 43% to 50% at Brockbank and from 43% to 75% at Denham. Net premiums earned in 2000 was also affected by premium written in 1999 from the motor business at Brockbank, which was sold with effect from January 1, 2000. $19.9 million in net premiums earned are attributable to the motor business in the 2000 quarter compared to $33.7 million in 1999. The Company retains the run-off experience of this business. Lower earned premiums relating to the motor business will result in subsequent quarters.

    Fee and other income includes $4.5 million generated from the motor business in 1999. No such income was earned in 2000. Brockbank's managing agencies also earn profit commissions from the syndicates they manage. The second quarter of 1999 included $1.0 million in profit commissions but due to the loss deterioration in the Lloyd's market, no commissions were earned in the second quarter of 2000. Managing agency expenses are offset against this income which has resulted in negative fee and other income in the quarter ended June 30, 2000.

    The following table presents the ratios for this segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................    66.2%      85.7%
Underwriting expense ratio..............................    36.7%      33.3%
                                                           ------     ------
Combined ratio..........................................   102.9%     119.0%
                                                           ======     ======

    The decrease in the loss ratio and increase in expense ratio includes the effect of the sale of the motor business. During the second quarter of 2000, the motor business had a loss ratio of 94.3% and an expense ratio of 21.3%. This compares to a 108.2% loss ratio and 17.8% expense ratio for the same period in 1999. In addition, there was some favorable loss development on certain lines of business written by Brockbank.

FINANCIAL SERVICES

    The financial services business includes credit enhancements by financial guaranty insurance and reinsurance policies and credit default swaps written in respect of asset-backed, municipal and corporate risk obligation transactions.

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................   $6,828     $7,846    (13.0)%
Fee and other income..........................    1,968        597         NM
Net losses and loss expenses..................    1,808      2,156    (16.1)%
Acquisition costs.............................      371       (427)        NM
Operating expenses............................    6,414      3,072     108.8%
Exchange gains................................       --         --         --
                                                 ------     ------    -------
Net underwriting profit.......................   $  203     $3,642    (94.4)%
                                                 ======     ======    =======

    Financial guaranty premiums are earned over the life of the exposure. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported. More of these premiums were written in 1999 which resulted in a higher net premiums earned.

    Premiums received in respect of credit default swap transactions are included as fee income and earned over the life of the policies.

    The following table presents the ratios for this segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................    26.5%     27.5%
Underwriting expense ratio..............................    99.4%     33.7%
                                                           ------     -----
Combined ratio..........................................   125.9%     61.2%
                                                           ======     =====

    This segment generally writes business to an estimated loss ratio of approximately 25%. The calculation of the expense ratio excludes fee income derived from credit default swap transactions. If this income were included, the expense ratio and the combined ratio would be 77.1% and 103.6%, respectively. The high expense ratio reflects the start up nature of this segment.

INVESTMENT OPERATIONS

    The following table illustrates the change in net investment income and net realized gains for the three-month periods ended June 30, 2000 and 1999:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net investment income.........................  $136,440   $132,593      2.9%
Net realized gains............................  $  5,075   $ 17,584   (71.1)%
Equity in net income of affiliates............  $ 25,756   $ 16,642     54.8%

    Net investment income has increased in the quarter primarily due to improved yields. This has been achieved despite an investment base that declined as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments, from which income is accounted for as equity in net earnings of affiliates. The decline of the investment base is offset by the inclusion of assets corresponding to the deposit liabilities assumed late in 1999. Investment income earned on these assets is reduced by the investment expense created by the accretion of these deposit liabilities.

    Equity in net income of affiliates has increased in the quarter primarily due to an increase in investment affiliates of approximately $300.0 million from June 30, 1999.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the quarters ended June 30, 2000 and 1999:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Other income..................................       --     (2,455)        NM
Amortization of intangible assets.............   13,756     12,778       7.6%
Corporate operating expenses..................   14,073      7,736      81.9%
Interest expense..............................    7,402      8,781    (15.7)%
Minority interest.............................      522        (26)        NM
Income tax benefit............................   (2,174)   (33,796)        NM

    Other income represents a reclassification of a distribution of earnings from the Company's other investments to investment income.

    The increase in amortization of intangible assets reflects additional goodwill generated from the acquisition of ECS, Inc and Intercargo Corporation late in the second quarter of 1999.

    The increase in corporate operating expenses is mainly a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

    The decrease in interest expense reflects a reduction in indebtedness carried by the Company through the quarter in 2000 compared to 1999. The Company extinguished convertible debt assumed in connection with the NAC merger in the second quarter of 1999. In addition, the Company pooled capital with its existing operations as a result of acquisitions in the U.S. in 1999, which facilitated the repayment of debt during the third quarter of 1999. This decrease was partially offset by interest expense relating to interim borrowings used to finance the repurchase of shares in the quarter ended June 30, 2000.

    The changes in the income tax benefit of the Company principally reflect improving results for the U.S. operations in 2000 compared to 1999. In 1999, a deterioration of the casualty reinsurance book for business underwritten prior to the merger with NAC resulted in a pre-tax net loss for the Company's U.S. operations.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999
             (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

    The following table presents an after tax analysis of the Company's net income and earnings per share for the six months ended June 30, 2000 and 1999:

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                              (UNAUDITED)
Net operating income (excluding net realized gains on
  investments and one time merger related
  adjustments)..........................................  $286,292   $291,283
Net realized gains on investments.......................    79,951     83,700
Increase to loss reserves for NAC Re (1)................        --    (61,750)
One-time related merger charges (1).....................        --    (40,714)
                                                          --------   --------
Net income..............................................  $366,243   $272,519
                                                          ========   ========
Earnings per share--basic...............................  $   2.93   $   2.14
Earnings per share--fully diluted.......................  $   2.91   $   2.07

------------------------

(1) NAC Re loss reserves were increased to align them with the Company's reserving methodologies and higher loss reserve factors. One-time charges relate to costs associated with the NAC merger. The pre-tax amounts are $95.0 million and $45.3 million, respectively.

INSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment:

                                                 SIX MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net premiums earned...........................  $297,580   $196,485    51.5%
Fee and other income..........................     5,206         (2)      NM
Net losses and loss expenses..................   177,592    112,514    57.8%
Acquisition costs.............................    42,712     30,153    41.7%
Operating expenses............................    38,162     25,966    47.0%
Exchange losses...............................       470      1,107       NM
                                                --------   --------    -----
Net underwriting profit.......................  $ 43,850   $ 26,743    64.0%
                                                ========   ========    =====

    Growth in the insurance segment is mainly due to the acquisition of Intercargo (now known as XL Specialty Insurance) and ECS in the second quarter of 1999. There were no significant earnings by these companies in the first six months of 1999.

    ECS and XL Specialty Insurance contributed approximately $179.0 million in gross premiums written and $61.0 million in net premiums earned during the first six months of 2000. ECS commenced writing business on behalf of the Company with effect from January 1, 2000. As the lag of the premium earning catches up to the premium written, net premium earned by ECS is expected to increase through 2000.

    Fee and other income is earned primarily by ECS by providing risk management consulting services.

    The increase in net losses and loss expenses, acquisition costs and operating expenses is primarily attributable to the acquisition of Intercargo and ECS.

    The following table presents the ratios for the insurance segment:

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Loss and loss expense ratio...............................   59.7%      57.3%
Underwriting expense ratio................................   27.2%      28.5%
                                                             -----      -----
Combined ratio............................................   86.9%      85.8%
                                                             =====      =====

    The loss and loss expense ratio was affected by an intercompany stop loss agreement with a subsidiary in the reinsurance segment. In the six months ended June 30, 2000 and 1999, $11.2 million and $72.5 million, respectively, of losses were included in the insurance segment and excluded from the reinsurance segment. The loss ratio in 2000 would have been 55.9% and in 1999 it would have been 20.4% and the underwriting profit would have been $55.1 million and $99.2 million, respectively, had this agreement not been in place.

    Excluding the effects of the intercompany stop loss agreement, the increase in the loss ratio reflects the application of higher actuarially estimated loss ratios to the casualty lines written in 2000 as competitive market conditions continued to affect premium rates. In addition, in 1999 there was a reduction in loss reserves established on the Company's other liability lines written in prior years due to updated actuarially determined reserve estimates, where loss experience developed more favorably than expected.

    The decrease in the expense ratio is primarily the result of higher earned premiums where the growth was proportionately greater than the increase in operating expenses and acquisition costs.

REINSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment:

                                                 SIX MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net premiums earned...........................  $489,150   $418,095    17.0%
Fee and other income..........................       232         --       NM
Net losses and loss expenses..................   306,849    217,044    41.4%
Acquisition costs.............................   116,873     93,625    24.8%
Operating expenses............................    52,652     43,173    22.0%
Exchange losses...............................     1,641      4,151       NM
                                                --------   --------    -----
Net underwriting profit.......................  $ 11,367   $ 60,102       NM
                                                ========   ========    =====

    The increase in net premiums earned is mainly a result of an increase in net premiums written across most lines of business. This segment has experienced price increases for most product lines with the exception of the liability lines, which remain effectively unchanged.

    The following table presents the ratios for the reinsurance segment:

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Loss and loss expense ratio...............................   62.7%      51.9%
Underwriting expense ratio................................   34.7%      32.7%
                                                             -----      -----
Combined ratio............................................   97.4%      84.6%
                                                             =====      =====

    The increase in the combined ratio is primarily due to the effect of an intercompany stop loss agreement with a subsidiary in the insurance segment. Net losses and loss expenses incurred in this segment in 2000 and 1999 reflect a recovery of $11.2 million and $72.5 million, respectively, under this agreement. The loss and loss expense ratio in 2000 and 1999 would have been 65.0% and 69.3%, respectively, and the underwriting results would have been a profit of $0.2 million and a loss of $12.4 million, respectively, had this agreement not been in place. The 1999 loss ratio does not include an adjustment to reserves for $95.0 million at the time of the merger with NAC.

    Business written on the casualty lines primarily in 1999 has continued to experience a deterioration in losses in 2000. However, the loss ratio excluding the stop loss agreement was lower in 2000 compared to 1999 principally due to a larger number of catastrophic events in 1999 including the Sydney hailstorms, the Oklahoma tornadoes and satellite losses.

    The increase in the underwriting expense ratio is mainly due to an increase in the acquisition expense ratio. The reinsurance segment is highly dependent on broker intermediaries and thus, is subject to the costs charged on specific lines of business including commissions paid to ceding companies. Higher acquisitions costs in the second quarter of 2000 compared to 1999 reflect an increase in net premiums earned on lines of business where costs are higher.

LLOYD'S SYNDICATES

    The following table summarizes the underwriting loss for this segment:

                                                 SIX MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net premiums earned...........................  $198,220   $174,189     13.8%
Fee and other income..........................    (3,733)    13,826        NM
Net losses and loss expenses..................   143,690    138,132      4.0%
Acquisition costs.............................    59,054     41,263     43.1%
Operating expenses............................     7,943     19,972   (60.2)%
Exchange gains................................    (2,394)    (2,332)     2.7%
                                                --------   --------   -------
Net underwriting loss.........................  $(13,806)  $ (9,020)  (53.1)%
                                                ========   ========   =======

    Net premiums earned reflect the growth in business written by Brockbank and Denham due principally to an increase in corporate capacity in 2000 over 1999. The corporate syndicates increased capacity from approximately 43% to 50% at Brockbank and from 43% to 75% at Denham. Although the Company has not written any motor business in 2000, net premiums earned were effectively flat due to increased premiums written during the third and fourth quarter of 1999. The Company retains the run-off experience of this business after it was sold with effect from January 1, 2000. Lower earned premiums relating to the motor business will result in subsequent quarters.

    Fee and other income includes $8.9 million generated from the motor business in 1999. No such income was earned in 2000. Brockbank's managing agencies also earn profit commissions from the syndicates they manage. The first six months of 1999 included $2.0 million in profit commissions but due to the loss deterioration in the Lloyd's market, no commissions were earned in the first six months of 2000. Managing agency expenses are offset against this income which has resulted in negative fee and other income in the six months ended June 30, 2000.

    The following table presents the ratios for this segment:

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Loss and loss expense ratio...............................    72.5%      79.3%
Underwriting expense ratio................................    33.8%      35.2%
                                                             ------     ------
Combined ratio............................................   106.3%     114.5%
                                                             ======     ======

    The decrease in the loss ratio includes the effect of the sale of the motor business. Loss ratios on this business were 89.4% and 99.5% for the first six months of 2000 and 1999, respectively. The decrease in the underwriting expense ratio is mainly a result of an increase in net premiums earned by Denham, which writes casualty lines which typically have lower acquisition costs than the business written at Brockbank.

FINANCIAL SERVICES

    The following table summarizes the underwriting profit for this segment:

                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                                  -------------------
                                                    2000       1999     % CHANGE
                                                  --------   --------   --------
                                                      (UNAUDITED)
Net premiums earned.............................  $12,924    $12,370      4.5%
Fee and other income............................    6,591        597        NM
Net losses and loss expenses....................    3,243      2,932     10.6%
Acquisition costs...............................      713        (22)       NM
Operating expenses..............................   11,648      6,150     89.4%
Exchange gains..................................       --         --        --
                                                  -------    -------     -----
Net underwriting profit.........................  $ 3,911    $ 3,907      0.1%
                                                  =======    =======     =====

    Financial guaranty premiums are earned over the life of the exposure. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported.

    Premiums received in respect of credit default swap transactions are included as fee income and earned over the life of the policies. In addition, from time to time the Company will assist in structuring transactions that may result in fee income. These transactions tend to be irregular in nature. Such transactions require an investment of Company resources, which are included in operating expenses.

    The following table presents the ratios for this segment:

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Loss and loss expense ratio...............................    25.1%     23.7%
Underwriting expense ratio................................    95.6%     49.5%
                                                             ------     -----
Combined ratio............................................   120.7%     73.2%
                                                             ======     =====

    This segment generally writes business to a loss ratio of approximately 25%. The calculation of the expense ratio excludes fee and other income which includes $4.9 million in income from credit default swaps. If this income were included, the expense ratio and the combined ratio would be 69.3% and 94.4%, respectively. The high expense ratio reflects the start up nature of this segment.

INVESTMENT OPERATIONS

    The following table illustrates the change in net investment income and net realized gains for the six-month periods ended June 30, 2000 and 1999:

                                                 SIX MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                    (UNAUDITED)
Net investment income.........................  $264,967   $268,273    (1.2)%
Net realized gains............................  $ 73,782   $ 85,060        NM
Equity in net income of affiliates............  $ 43,235   $  9,335        NM

    Although yields have improved in the second quarter of 2000, net investment income has decreased marginally in the first six months of 2000 compared to 1999. This is primarily due to lower returns in the first quarter of 2000. There has been a decline in the investment base as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments, from which income is accounted for as equity in net earnings of affiliates. The decline of the investment base is offset by the inclusion of assets corresponding to the deposit liabilities assumed late in 1999. Investment income earned on these assets is reduced by the investment expense created by the accretion of these deposit liabilities.

    Equity in net income of affiliates in 2000 increased significantly over 1999 as a result of returns on the Company's strategic investments in investment management companies and the funds managed by these companies. 1999 also included a loss of $7.0 million relating to Risk Capital, which was sold in January 2000.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the six months ended June 30, 2000 and 1999:

                                                  SIX MONTHS ENDED
                                                       JUNE 30
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                     (UNAUDITED)
Amortization of intangible assets..............    27,808     23,185     19.9%
Corporate operating expenses...................    26,952     18,138     48.6%
Interest expense...............................    15,897     19,806   (19.7)%
Minority interest..............................       727       (541)       NM
Income tax benefit.............................   (10,321)   (28,979)       NM

    The increase in amortization of intangible assets is primarily a result of additional goodwill generated from the acquisition of ECS and Intercargo late in the second quarter of 1999.

    The increase in corporate operating expenses is a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

    The decrease in interest expense reflects a reduction in indebtedness carried by the Company through the six months in 2000 compared to 1999. The Company extinguished convertible debt assumed in connection with the NAC merger in the second quarter of 1999. In addition, the Company pooled capital with its existing operations as a result of acquisitions in the U.S. in 1999, which facilitated the repayment of debt during the third quarter of 1999. This decrease was partially offset by interest expense relating to interim borrowings used to finance the repurchase of shares in the six months ended June 30, 2000.

    The changes in the income tax benefit of the Company principally reflects improving results for the U.S. operations in 2000 compared to 1999. In 1999, a deterioration of the casualty reinsurance book for business underwritten prior to the merger with NAC resulted in a pre-tax net loss for the Company's U.S. operations.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, XL Capital's assets consist primarily of its investments in subsidiaries and future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at June 30, 2000 was $5.5 billion of which $3.2 billion was retained earnings.

    At June 30, 2000, total investments available for sale and cash net of unsettled investment trades were $8.6 billion, compared to $9.1 billion at December 31, 1999. This includes investments relating to the Company's asset accumulation business. During the first six months of 2000, the Company sold investments categorized as available for sale to fund strategic investments, the payment of claims and the repurchase of shares.

    The Company's fixed income investments, including short-term investments, and cash equivalents at June 30, 2000 represented approximately 91% of invested assets and were managed by several outside investment management firms. Approximately 88% of fixed income securities are of investment grade, with 61% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

    The net payable for investments purchased increased from $622.3 million at December 31, 1999 to $1.1 billion as at June 30, 2000. This increase results from timing differences as investments are accounted for on a trade basis.

    Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the six months ended June 30, 2000 and 1999, the net amount of losses due to claims activity paid by the Company was $976.3 million and $536.0 million, respectively. Paid losses for the six months ended June 30, 2000 includes
$74.0 million relating to a commutation payment. The higher amount of paid claims in 2000 over 1999 has contributed to the negative operational cash flow

    The Company establishes reserves to provide for the estimated expenses of settling claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are determined using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgement concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. The Company's reserving process includes a supplemental evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. The Company's claims and claim expense reserves for such exposures is less than 1% of the Company's reserves.

    The Company has had several stock repurchase programs in the past as part of its capital management strategy. In June 1999, the Board of Directors rescinded the Company's share repurchase program. On January 9, 2000, the Board of Directors authorized a new program for the repurchase of shares up to $500.0 million. The new share repurchase program was announced in conjunction with a dividend increase of $0.04 per share per annum. Under this new program, the Company has purchased 4.9 million shares up to August 11, 2000 at a cost of $231.9 million or $47.56 per share.

    As of June 30, 2000, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $1.7 billion of which $461.0 million in debt was outstanding. In addition, $1.0 million of letters of credit were outstanding, 60.2% of which were collateralized by the Company's investment portfolio, primarily supporting U.S. non-admitted business, and the Company's Lloyd's capital requirements.

    The financing structure as of June 30, 2000 was as follows:

                                                                      IN USE/
FACILITY                                               COMMITMENT   OUTSTANDING
--------                                               ----------   -----------
DEBT:
  Company Term Note..................................  $  11,000    $   11,000
  2 facilities of 5 year Revolvers--total............    350,000       350,000
  7.15% Notes due 2005...............................    100,000       100,000
                                                       ----------   ----------
                                                       $ 461,000    $  461,000
                                                       ==========   ==========
LETTERS OF CREDIT:
    7 facilities--total..............................  $1,246,500   $1,033,000
                                                       ==========   ==========

    The Company's $500.0 million 364-day revolving credit facility expired on June 28, 2000 and was replaced with a new facility in the same amount effective July 5, 2000. A syndicate of banks provides the new facility and borrowings are unsecured. There were no borrowings under the expired facility during the six months ended June 30, 2000. The Company's $150.0 million 364-day revolving credit facility expired on March 31, 2000 and was not replaced.

    Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, $350.0 million outstanding at June 30, 2000 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and $109.7 million borrowed to finance the acquisition of ECS and Intercargo during 1999. The weighted average interest rate on funds borrowed during the six months ended June 30, 2000 was approximately 6.4%.

    At June 30, 2000 and June 30, 1999, the Company had $100.0 million of 7.15% Senior Notes due November 15, 2005 outstanding.

    Total pre-tax interest expense on the borrowings described above was $15.9 million and $19.8 million for the six months ended June 30, 2000 and 1999, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both six month periods.

    The Company had seven letter of credit facilities available at June 30, 2000, two from two syndicates of banks, three from U.K. banks and two from U.S. banks. These facilities are used to collateralize certain reinsureds' premium and unpaid loss reserves with the Company and for Lloyd's capital requirements of the Company's corporate syndicates. Of the letters of credit outstanding at June 30, 2000, approximately $622.0 million were collateralized against the Company's investment portfolio and $411.0 million were unsecured. On July 6, 2000, $300.0 million of the syndicated secured facilities expired and was replaced with a syndicated unsecured facility of $1.0 billion effective July 5, 2000. This new facility will replace existing facilities during the remainder of 2000.

YEAR 2000 CONSIDERATIONS

    There was no significant impact from Year 2000 issues on the Company's technology systems. The Company did not experience any significant disruption due to the impact of Year 2000 issues on its service providers.

    The Company is subject to risks associated with Year 2000 issues based upon the underwriting exposures that it assumes. All insurance and reinsurance subsidiaries of the Company examined the potential exposure to Year 2000-related risks associated with the coverages that they provided. In some instances, Year 2000-related risks were expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. The Company has been notified of certain year 2000-related claims. In view of the apparent lack of significant Year 2000-related losses, however, the Company does not expect to have a material exposure to Year 2000-related claims. See generally "--Cautionary Note Regarding Forward-Looking Statements".

CURRENT OUTLOOK

    Pricing continues to improve on the Company's short-tail business, namely property, property catastrophe, marine and aviation. There have been some signs of price increases in the liability retrocession market, but to date no price improvements have been experienced in the casualty lines, written by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company enters into derivatives and other financial instruments primarily for risk management purposes.

    This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to, among other things, actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses or lack of losses. See generally "--Cautionary Note Regarding Forward-Looking Statements".

    The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. dollars and foreign currencies. Accordingly, earnings will be affected by, among other things, changes in interest rates, equity prices and foreign currency exchange rates.

FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. At June 30, 2000, forward foreign exchange contracts with notional principal amounts totaling $179.2 million were outstanding. The fair value of these contracts as at June 30, 2000 was $177.8 million with unrealized losses of $1.4 million. Gains of $27.9 million were realized during the six months ended June 30, 2000. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at June 30, 2000 would have resulted in approximately
$11.9 million in unrealized losses and $2.3 million in unrealized gains.

    The Company also uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the amount of its known claims payable in foreign currencies. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. At June 30, 2000, forward foreign exchange contracts with notional principal amounts totaling $37.1 million were outstanding. The fair value of these contracts as at June 30, 2000 was $39.4 million with unrealized gains of

$2.3 million. Gains of $7.3 million were realized during the six months ended June 30, 2000. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at June 30, 2000 would have resulted in approximately $5.8 million in unrealized gains and $4.7 million in unrealized losses.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At June 30, 2000, the Company had $19.0 million of such contracts outstanding, and had recognized $1.8 million in realized and unrealized losses for the six month period. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at June 30, 2000 would have resulted in approximately
$2.2 million in unrealized gains and $1.9 million in unrealized losses.

FINANCIAL MARKET EXPOSURE

    The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at June 30, 2000, the portfolio held $68.6 million in exposure to S&P 500 Index futures and underlying assets of $74.2 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $75.5 million and $61.8 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the six months ended June 30, 2000, net realized gains from index futures totaled $1.5 million as a result of the 1% decrease in the S&P Index.

    Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist. At June 30, 2000, bond and stock index futures outstanding were $19.9 million with underlying investments having a market value of $4.1 billion. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains of $2.0 million and unrealized losses of $2.0 million.

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

    Such statements include forward-looking statements both with respect to the Company generally, as well as its four underwriting sectors and its corporate segment (both as to underwriting and investment matters) specifically. Statements that are not historical facts or that include the words "expect", "intend", "plan, "believe", "project", "anticipate", "will", or similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA.

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

                                 XL CAPITAL LTD
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company, in common with the insurance and reinsurance industry in general, is a party to various legal proceedings, including arbitration, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against the Company's subsidiaries in the ordinary course of their respective insurance and reinsurance operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it is a party will result in a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    At the Annual General Meeting of Class A shareholders held on May 12, 2000 at the executive offices of the Company, Cumberland House, One Victoria Street, Hamilton, Bermuda, the shareholders approved the following:

1. To elect four Class II directors to hold office until 2003--F.B. Corby, J.T. Thornton, B.M. O'Hara and J.W. Weiser.

   VOTES IN FAVOR        VOTES WITHHELD
   ---------------      ----------------
     101,277,613             203,029

2. To appoint PricewaterhouseCoopers LLP, New York, New York, to act as the independent auditors of the Company for the fiscal year ending December 31, 2001.

   VOTES IN FAVOR         VOTES AGAINST      ABSTENTIONS
   ---------------      ----------------    -------------
    101,354,444,             50,074             76,123

3. To approve the amendment and restatement of the Company's 1991 Incentive Program.

   VOTES IN FAVOR         VOTES AGAINST      ABSTENTIONS
   ---------------      ----------------    -------------
     69,074,647            23,770,021          389,154

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.14.31.  364-day Credit Agreement, dated as of July 5, 2000, between
           XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL
           Europe Ltd and XL Mid Ocean Reinsurance Ltd, as borrowers and guarantors, the lenders named therein, The Chase
           Manhattan Bank, as administrative agent, Chase
           Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank,
           N.A. and Citibank, N.A., as co-documentation agents.

10.14.32. Letter of Credit and Reiumbursement Agreement, dated as of July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL
           Insurance Ltd, XL Europe Ltd and XL Mid Ocean
           Reinsurance Ltd, as account parties and guarantors, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Chase Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank, N.A. and Citibank, N.A., as co-documentation agents.

11.        Statement Regarding Computation of Per Share Earnings.

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                     /S/ XL CAPITAL LTD
                                                      ------------------------------------------------
                                                                        (Registrant)

                                                                    /s/ BRIAN M. O'HARA
                                                      ------------------------------------------------
                                                                      Brian M. O'Hara
August 14, 2000                                            President and Chief Executive Officer

                                                                   /s/ ROBERT R. LUSARDI
                                                      ------------------------------------------------
                                                                     Robert R. Lusardi
                                                        Executive Vice President and Chief Financial
August 14, 2000                                                           Officer