Form 10-Q
period 2000-09-30
XL CAPITAL LTD
filed 2000-11-14
CIK 875159

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 1-10804

                            ------------------------

                                 XL CAPITAL LTD

             (Exact name of registrant as specified in its charter)

            CAYMAN ISLANDS                                  98-0191089
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

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

                                Yes /X/  No / /

    As of November 9, 2000, there were outstanding 124,364,866 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XL CAPITAL LTD
                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
                                                                       --------
                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as at September 30, 2000 and
           December 31, 1999 (Unaudited).............................  3

         Consolidated Statements of Income and Comprehensive Income
           for the Three Months Ended September 30, 2000 and 1999
           (Unaudited) and the Nine Months Ended September 30, 2000
           and 1999 (Unaudited)......................................  4

         Consolidated Statements of Shareholders' Equity for the Nine
           Months Ended September 30, 2000 and 1999 (Unaudited)......  5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999 (Unaudited).............  6

         Notes to Unaudited Consolidated Financial Statements........  7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................  14

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................  28

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  31

Item 4.  Submission of Matters to a Vote of Shareholders.............  31

Item 6.  Exhibits and Reports on Form 8-K............................  31

Signatures...........................................................  33

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD
                          CONSOLIDATED BALANCE SHEETS
               (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      (UNAUDITED)
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Investments:
  Fixed maturities, available for sale at fair value
    (amortized cost: 2000, $8,601,100; 1999, $7,835,919)....   $ 8,359,040    $ 7,581,151
  Equity securities, at fair value (cost: 2000, $537,560;
    1999, $863,020).........................................       617,076      1,136,180
  Short-term investments, at fair value (amortized cost:
    2000, $205,696; 1999, $405,375).........................       198,221        405,260
                                                               -----------    -----------
      Total investments.....................................     9,174,337      9,122,591
Cash and cash equivalents...................................       931,502        557,749
Investments in affiliates...................................       725,860        479,911
Other investments...........................................       168,840        165,613
Accrued investment income...................................       141,149        111,590
Deferred acquisition costs..................................       325,392        275,716
Prepaid reinsurance premiums................................       398,186        217,314
Premiums receivable.........................................     1,212,912      1,126,397
Reinsurance balances receivable.............................       135,047        149,880
Unpaid losses and loss expenses recoverable.................     1,100,796        831,864
Intangible assets (accumulated amortization: 2000, $160,072,
  1999, $118,663)...........................................     1,595,132      1,626,946
Deferred tax asset, net.....................................       103,533         97,928
Other assets................................................       356,267        327,413
                                                               -----------    -----------
      Total assets..........................................   $16,368,953    $15,090,912
                                                               ===========    ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses.............................   $ 5,369,143    $ 5,369,402
Deposit liabilities and policy benefit reserves.............     1,169,487        837,893
Unearned premiums...........................................     1,776,193      1,497,376
Notes payable and debt......................................       450,030        410,726
Reinsurance balances payable................................       431,804        387,916
Net payable for investments purchased.......................     1,225,484        622,260
Other liabilities...........................................       362,749        345,738
Minority interest...........................................        17,496         42,523
                                                               -----------    -----------
      Total liabilities.....................................   $10,802,386    $ 9,513,834
                                                               -----------    -----------
Commitments and Contingencies
Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding, ordinary shares (2000, 124,271,366;
  1999, 127,807,414)........................................         1,243          1,278
Contributed surplus.........................................     2,459,927      2,520,136
Accumulated other comprehensive (loss) income...............      (138,400)        19,311
Deferred compensation.......................................       (21,108)       (28,797)
Retained earnings...........................................     3,264,905      3,065,150
                                                               -----------    -----------
      Total shareholders' equity............................   $ 5,566,567    $ 5,577,078
                                                               -----------    -----------
      Total liabilities and shareholders' equity............   $16,368,953    $15,090,912
                                                               ===========    ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       (UNAUDITED)             (UNAUDITED)
                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
Revenues:
  Net premiums earned............................  $539,945   $488,729   $1,537,819   $1,289,868
  Net investment income..........................   134,624    126,560      399,591      394,833
  Net realized gains (losses) on sales of
    investments..................................     1,026    (12,671)      74,808       72,389
  Equity in net income of affiliates.............    18,447     15,372       61,682       24,707
  Fee and other income...........................       539     28,800        8,835       43,221
                                                   --------   --------   ----------   ----------
    Total revenues...............................   694,581    646,790    2,082,735    1,825,018
                                                   --------   --------   ----------   ----------
Expenses:
  Losses and loss expenses.......................   338,000    310,013      969,374      875,635
  Acquisition costs..............................   130,032    103,736      349,384      268,755
  Operating expenses.............................    66,809     68,336      203,883      229,932
  Interest expense...............................     7,822     11,414       23,719       31,220
  Amortization of intangible assets..............    13,601     13,864       41,409       37,049
                                                   --------   --------   ----------   ----------
    Total expenses...............................   556,264    507,363    1,587,769    1,442,591
                                                   --------   --------   ----------   ----------
Income before minority interest and income tax
  expense........................................   138,317    139,427      494,966      382,427
  Minority interest..............................      (199)       320          528         (220)
  Income tax (benefit) expense...................      (945)     1,705      (11,266)     (27,274)
                                                   --------   --------   ----------   ----------
Net income.......................................   139,461    137,402      505,704      409,921
                                                   --------   --------   ----------   ----------

Change in net unrealized appreciation of
  investments....................................        74    (88,852)    (138,586)    (295,926)
Foreign currency translation adjustments.........    (8,880)     1,113      (19,195)      (2,801)
                                                   --------   --------   ----------   ----------
Comprehensive income.............................  $130,655   $ 49,663   $  347,923   $  111,194
                                                   ========   ========   ==========   ==========

Weighted average ordinary shares and ordinary
  share equivalents outstanding--basic...........   123,821    127,544      123,962      127,580
                                                   ========   ========   ==========   ==========
Weighted average ordinary shares and ordinary
  share equivalents outstanding--diluted.........   126,286    129,032      125,679      130,727
                                                   ========   ========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--basic..............................      1.13       1.08         4.08         3.21
                                                   ========   ========   ==========   ==========
Earnings per ordinary share and ordinary share
  equivalent--diluted............................      1.10       1.06         4.02         3.14
                                                   ========   ========   ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (U.S. DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Ordinary Shares:
  Balance--beginning of year................................  $    1,278   $    1,287
  Issue of shares...........................................          --            1
  Exercise of stock options.................................          14           21
  Repurchase of treasury shares.............................         (49)         (33)
                                                              ----------   ----------
      Balance--end of period................................  $    1,243   $    1,276
                                                              ----------   ----------
Contributed Surplus:
  Balance--beginning of year................................  $2,520,136   $2,508,062
  Issue of shares...........................................       1,133       11,019
  Exercise of stock options.................................      34,653        7,271
  Repurchase of treasury shares.............................     (95,995)     (15,588)
                                                              ----------   ----------
      Balance--end of period................................  $2,459,927   $2,510,764
                                                              ----------   ----------
Accumulated other comprehensive (loss) income:
  Balance--beginning of year................................  $   19,311   $  235,185
  Net change in unrealized gains on investment portfolio,
    net of tax..............................................    (132,296)    (291,019)
  Net change in unrealized gains on investment portfolio of
    affiliate...............................................      (6,290)      (4,907)
  Currency translation adjustments..........................     (19,125)      (2,802)
                                                              ----------   ----------
      Balance--end of period................................  $ (138,400)  $  (63,543)
                                                              ----------   ----------
Deferred Compensation:
  Balance--beginning of year................................  $  (28,797)  $  (22,954)
  Forfeit (issue) of restricted shares......................       1,676       (9,535)
  Amortization..............................................       6,013        6,359
                                                              ----------   ----------
      Balance--end of period................................  $  (21,108)  $  (26,130)
                                                              ----------   ----------
Retained Earnings:
  Balance--beginning of year................................  $3,065,150   $2,891,023
  Net income................................................     505,704      409,921
  Cash dividends paid.......................................    (169,313)    (211,778)
  Repurchase of treasury shares.............................    (136,636)     (83,724)
                                                              ----------   ----------
      Balance--end of period................................  $3,264,905   $3,005,442
                                                              ----------   ----------
Total shareholders' equity..................................  $5,566,567   $5,427,809
                                                              ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows provided by (used in) operating activities:
  Net income................................................  $   505,704   $   409,921
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Net realized gains on sales of investments................      (74,808)      (72,389)
  Amortization of discounts on fixed maturities.............      (35,801)      (17,007)
  Equity in net income of affiliates........................      (61,682)      (24,707)
  Amortization of deferred compensation.....................        6,974         6,359
  Amortization of intangible assets.........................       41,409        37,049
  Unpaid losses and loss expenses...........................      (43,191)      111,169
  Unearned premiums.........................................      278,817       350,412
  Premiums receivable.......................................      (86,515)     (159,808)
  Reinsurance balances receivable...........................       14,833        (9,081)
  Unpaid losses and loss expenses recoverable...............     (267,271)     (130,234)
  Prepaid reinsurance premiums..............................     (180,872)     (143,367)
  Other.....................................................      (52,936)      197,109
                                                              -----------   -----------
    Total adjustments.......................................     (461,043)      145,505
                                                              -----------   -----------
  Net cash provided by operating activities.................       44,661       555,426
                                                              -----------   -----------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
    investments.............................................   17,942,935    12,788,599
  Proceeds from redemption of fixed maturities and
    short-term investments..................................      430,274        89,264
  Proceeds from sale of equity securities...................    1,136,214       994,189
  Purchases of fixed maturities and short-term
    investments.............................................  (18,207,937)  (12,651,260)
  Purchases of equity securities............................     (837,356)     (758,301)
  Deferred gains on forward contracts.......................       (1,231)         (283)
  Net acquisitions of affiliates............................     (135,407)     (202,128)
  Acquisition of subsidiaries, net of cash acquired.........       (3,094)     (173,334)
  Other investments.........................................      (26,683)      (51,160)
  Deposit liabilities and policy benefit reserves...........      386,318            --
  Other assets..............................................      (28,276)      (61,112)
                                                              -----------   -----------
  Net cash provided by (used in) investing activities.......      655,757       (25,526)
                                                              -----------   -----------
Cash flows provided by (used in) financing activities:
  Proceeds from exercise of stock options...................       34,667         8,777
  Repurchase of treasury shares.............................     (232,680)      (99,344)
  Dividends paid............................................     (169,313)     (211,778)
  Proceeds from loans.......................................       50,304       328,700
  Repayment of notes........................................      (11,000)     (331,924)
  Repayment of long term debt...............................           --      (201,737)
  Minority interest.........................................           --        (5,340)
                                                              -----------   -----------
Net cash used in financing activities.......................     (328,022)     (512,646)
                                                              -----------   -----------
Effects of exchange rate changes on foreign currency cash
  balances..................................................        1,357          (552)
                                                              -----------   -----------
Increase in cash and cash equivalents.......................      373,753        16,702
Cash and cash equivalents-beginning of year.................      557,749       480,874
                                                              -----------   -----------
Cash and cash equivalents-end of period.....................  $   931,502   $   497,576
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

    Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in the Company's results, the segment results and operational cash flows.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

    The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

QUARTER ENDED SEPTEMBER 30, 2000

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $177,992      $263,033      $93,378     $5,542     $539,945
Fee and other income......................       147        (1,461)          79      1,774          539
Net losses and loss expenses (1)..........   125,965       149,649       60,924      1,462      338,000
Acquisition costs.........................    31,402        68,412       29,109      1,109      130,032
Operating expenses........................    21,134        17,802        8,528      5,261       52,725
Exchange gains............................    (2,555)         (377)        (803)        --       (3,735)
                                            --------      --------      -------     ------     --------
Underwriting profit (loss)................  $  2,193      $ 26,086      $(4,301)    $ (516)    $ 23,462
Net investment income.....................                                                      134,624
Net realized gains on investments.........                                                        1,026
Equity in net income of affiliates........                                                       18,447
Interest expense..........................                                                        7,822
Amortization of intangible assets.........                                                       13,601
Corporate operating expenses..............                                                       17,819
Minority interest.........................                                                         (199)
Income tax benefit........................                                                         (945)
                                                                                               --------
Net income................................                                                     $139,461
                                                                                               ========
Loss and loss expense ratio (1)...........      70.8%         56.9%        65.3%      26.4%        62.6%
Underwriting expense ratio................      29.5%         32.8%        40.3%     114.9%        33.8%
                                            --------      --------      -------     ------     --------
Combined ratio............................     100.3%         89.7%       105.6%     141.3%        96.4%
                                            ========      ========      =======     ======     ========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 64.5% and 61.1% and the underwriting profit would have been $13.4 million and $14.9 million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED SEPTEMBER 30, 1999

                                                                       LLOYD'S     FINANCIAL
                                            INSURANCE   REINSURANCE   SYNDICATES   SERVICES     TOTAL
                                            ---------   -----------   ----------   ---------   --------
Net premiums earned.......................  $155,542      $235,159      $95,085     $ 2,943    $488,729
Fee and other income......................     7,586            --        6,669      14,545      28,800
Net losses and loss expenses..............    98,861       137,722       72,601         829     310,013
Acquisition costs.........................    20,593        62,395       20,726          22     103,736
Operating expenses........................    22,636        24,554        8,729       2,760      58,679
Exchange gains............................      (724)       (2,418)        (523)         --      (3,665)
                                            --------      --------      -------     -------    --------
Underwriting profit.......................  $ 21,762      $ 12,906      $   221     $13,877    $ 48,766
Net investment income.....................                                                      126,560
Net realized losses on investments........                                                      (12,671)
Equity in net income of affiliates........                                                       15,372
Interest expense..........................                                                       11,414
Amortization of intangible assets.........                                                       13,864
Corporate operating expenses..............                                                       13,322
Minority interest.........................                                                          320
Income tax expense........................                                                        1,705
                                                                                               --------
Net income................................                                                     $137,402
                                                                                               ========
Loss and loss expense ratio...............      63.6%         58.5%        76.3%       28.2%       63.4%
Underwriting expense ratio................      27.8%         37.0%        31.0%       94.5%       33.2%
                                            --------      --------      -------     -------    --------
Combined ratio............................      91.4%         95.5%       107.3%      122.7%       96.6%
                                            ========      ========      =======     =======    ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                      LLOYD'S     FINANCIAL
                                           INSURANCE   REINSURANCE   SYNDICATES   SERVICES      TOTAL
                                           ---------   -----------   ----------   ---------   ----------
Net premiums earned......................  $475,572      $752,183     $291,598     $18,466    $1,537,819
Fee and other income.....................     5,353        (1,229)      (3,654)      8,365         8,835
Net losses and loss expenses (1).........   303,557       456,498      204,614       4,705       969,374
Acquisition costs........................    74,114       185,285       88,163       1,822       349,384
Operating expenses.......................    59,296        70,454       16,471      16,909       163,130
Exchange (gains) losses..................    (2,085)        1,264       (3,197)         --        (4,018)
                                           --------      --------     --------     -------    ----------
Underwriting profit (loss)...............  $ 46,043      $ 37,453     $(18,107)    $ 3,395    $   68,784
Net investment income....................                                                        399,591
Net realized gains on investments........                                                         74,808
Equity in net income of affiliates.......                                                         61,682
Interest expense.........................                                                         23,719
Amortization of intangible assets........                                                         41,409
Corporate operating expenses.............                                                         44,771
Minority interest........................                                                            528
Income tax benefit.......................                                                        (11,266)
                                                                                              ----------
Net income...............................                                                     $  505,704
                                                                                              ==========
Loss and loss expense ratio (1)..........      63.8%         60.7%        70.2%       25.5%         63.1%
Underwriting expense ratio...............      28.1%         34.0%        35.9%      101.4%         33.3%
                                           --------      --------     --------     -------    ----------
Combined ratio...........................      91.9%         94.7%       106.1%      126.9%         96.4%
                                           ========      ========     ========     =======    ==========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $22.3 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 59.1% and 63.7% and the underwriting profit would have been $68.4 million and $15.1 million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                      LLOYD'S     FINANCIAL
                                           INSURANCE   REINSURANCE   SYNDICATES   SERVICES      TOTAL
                                           ---------   -----------   ----------   ---------   ----------
Net premiums earned......................  $352,027      $653,254     $269,274     $15,313    $1,289,868
Fee and other income.....................     7,584            --       20,495      15,142        43,221
Net losses and loss expenses (1) (2).....   211,375       354,766      210,733       3,761       780,635
Acquisition costs........................    50,746       156,020       61,989          --       268,755
Operating expenses (3)...................    48,602        67,727       28,701       8,910       153,940
Exchange (gains) losses..................       383         1,733       (2,855)         --          (739)
                                           --------      --------     --------     -------    ----------
Underwriting profit (loss)...............  $ 48,505      $ 73,008     $ (8,799)    $17,784    $  130,498
Net investment income....................                                                        394,833
Net realized gains on investments........                                                         72,389
Equity in net income of affiliates.......                                                         24,707
Interest expense.........................                                                         31,220
Amortization of intangible assets........                                                         37,049
Corporate operating expenses.............                                                         31,459
Loss reserve adjustment (2)..............                                                         95,000
One-time charges (3).....................                                                         45,272
Minority interest........................                                                           (220)
Income tax benefit.......................                                                        (27,274)
                                                                                              ----------
Net income...............................                                                     $  409,921
                                                                                              ==========
Loss and loss expense ratio (1)..........      60.1%         54.3%        78.2%       24.6%         60.5%
Underwriting expense ratio...............      28.2%         34.3%        33.7%       58.2%         32.8%
                                           --------      --------     --------     -------    ----------
Combined ratio...........................      88.3%         88.6%       111.9%       82.8%         93.3%
                                           ========      ========     ========     =======    ==========

------------------------

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $72.5 million relating to an intercompany stop loss agreement. Consolidated results are not affected by this agreement. The loss and loss expense ratio would have been 39.5% and 65.4% and the underwriting profit would have been $121.0 million and $0.5 million in the insurance and reinsurance segments, respectively, had this stop loss agreement not been in place.

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

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED)

    The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED SEPTEMBER 30, 2000

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................     $190,337        $ 97,772       $ 87,945
Casualty reinsurance.................................       84,972          67,037        104,781
Property catastrophe.................................       30,997          15,422         35,328
Other property.......................................      157,211         113,825        105,797
Marine, energy, aviation and satellite...............       72,709          60,643         78,552
Lloyd's syndicates...................................      104,339          90,398         93,378
Other................................................       95,992          55,005         34,164
                                                          --------        --------       --------
Total................................................     $736,557        $500,102       $539,945
                                                          ========        ========       ========

QUARTER ENDED SEPTEMBER 30, 1999

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................     $ 93,812        $ 79,704       $ 82,869
Casualty reinsurance.................................      131,530         103,226         82,579
Property catastrophe.................................       27,964          23,416         32,335
Other property.......................................       94,814          67,809         88,556
Marine, energy, aviation and satellite...............       44,231          25,698         48,848
Lloyd's syndicates...................................      146,864         120,911         95,085
Other................................................       90,402          74,053         58,457
                                                          --------        --------       --------
Total................................................     $629,617        $494,817       $488,729
                                                          ========        ========       ========

                                 XL CAPITAL LTD

                          (U.S. DOLLARS IN THOUSANDS)

3. SEGMENT INFORMATION (CONTINUED) (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................    $  424,875      $  267,338     $  245,847
Casualty reinsurance.................................       342,765         246,153        297,007
Property catastrophe.................................       155,828         134,039        100,964
Other property.......................................       443,897         330,681        279,980
Marine, energy, aviation and satellite...............       307,160         216,118        164,168
Lloyd's syndicates...................................       399,945         260,379        291,598
Other................................................       277,577         197,402        158,255
                                                         ----------      ----------     ----------
Total................................................    $2,352,047      $1,652,110     $1,537,819
                                                         ==========      ==========     ==========

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                       GROSS PREMIUMS   NET PREMIUMS   NET PREMIUMS
                                                          WRITTEN         WRITTEN         EARNED
                                                       --------------   ------------   ------------
Casualty insurance...................................    $  241,831      $  192,608     $  214,096
Casualty reinsurance.................................       299,628         252,716        223,011
Property catastrophe.................................       138,674         124,215         99,216
Other property.......................................       308,373         226,953        233,711
Marine, energy, aviation and satellite...............       183,774         137,299        118,709
Lloyd's syndicates...................................       480,236         355,227        269,274
Other................................................       210,397         177,805        131,851
                                                         ----------      ----------     ----------
Total................................................    $1,862,913      $1,466,823     $1,289,868
                                                         ==========      ==========     ==========

4. SHARE CAPITAL

    In June 2000, the Company's Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis.

5. SUBSEQUENT EVENT

    In connection with the Company's decision in the fourth quarter of 2000 to realign its business focus, the Company expects to incur a one-time charge in the fourth quarter of 2000 of approximately $100.0 million to $125.0 million. This cost relates to the realignment, including the exit from certain unprofitable lines of business and employee severance charges. The Company is in the process of finalizing this cost and accordingly, no assurance can be provided that this charge will not be larger than anticipated.

    XL Specialty, Lloyd's and NAC Re are most affected by these actions. Business lines that will be exited include Illinois-based transportation and marine cargo and onshore energy at Lloyd's. NAC Re will exit the pooled aviation and medical stop loss reinsurance businesses. Approximately $200.0 million of annual gross premium written is associated with the exited lines of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THE THREE MONTHS SEPTEMBER 30, 1999

              (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The following is a discussion of the Company's results of operations and financial condition. Prior period information presented is the combination of the results of the Company and NAC.

    This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ significantly from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See "--Cautionary Note Regarding Forward-Looking Statements" for a list of factors that could cause actual results to differ significantly from those contained in any forward-looking statement.

    This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8 on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

    The following table presents an after-tax analysis of the Company's net income and earnings per share for the three months ended September 30, 2000 and 1999:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net operating income (excluding net realized gains on
  investments)..........................................  $138,333   $149,654
Net realized gains (losses) on investments..............     1,128    (12,252)
                                                          --------   --------
Net income..............................................  $139,461   $137,402
                                                          ========   ========
Earnings per share--basic...............................  $   1.13   $   1.08
Earnings per share--diluted.............................  $   1.10   $   1.06

    Net operating income decreased in the third quarter 2000 compared to the same period in 1999 primarily due to lower underwriting profit. In the third quarter 1999, higher fee and other income was recorded relating to the Company's insurance, reinsurance and Lloyd's segment operations as compared to the third quarter 2000. These are discussed below.

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

INSURANCE OPERATIONS

    The insurance business is written primarily by XL Insurance, XL Europe, XL Insurance Company of New York, Greenwich Insurance, Indian Harbor Insurance, ECS and XL Specialty Insurance. Insurance business written includes general liability, environmental liability, other liability (including directors and officers, professional and employment practices liability), property, program business, marine, aviation, satellite and other product lines (including U.S. customs bond, surety, political risk and specialty lines).

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $177,992   $155,542      14.4%
Fee and other income..........................       147      7,586        NM
Net losses and loss expenses..................   125,965     98,861      27.4%
Acquisition costs.............................    31,402     20,593      52.5%
Operating expenses............................    21,134     22,636     (6.6)%
Exchange gains................................    (2,555)      (724)       NM
                                                --------   --------   -------
Underwriting profit...........................  $  2,193   $ 21,762    (89.9)%
                                                ========   ========   =======

------------------------

*   NM--Not Meaningful

    Growth in net premiums earned is mainly due to the inclusion of new business, primarily environmental liability, written by ECS. ECS contributed approximately $80.0 million in gross premiums written and $30.0 million in net premiums earned during the third quarter of 2000. No premiums were written or earned in this segment in the third quarter of 1999 as ECS commenced writing business on behalf of the Company with effect from January 1, 2000. Prior to this date, ECS had agency agreements in place with other companies.

    Price increases have been experienced in the property lines which have contributed to the growth of net premiums earned. However, pricing generally has remained relatively unchanged on the liability lines of business.

    Net premiums earned in the quarter ended September 30, 2000 have been reduced by approximately $9.0 million relating to additional reinsurance purchased effective June 1, 2000.

    In 1999, fee and other income was earned primarily from ECS by providing agency and risk management consulting services. As ECS now generates premiums on behalf of the Company, fee income has declined in the quarter ended
September 30, 2000 compared to the same period in 1999.

    The increases in net losses and loss expenses, acquisition costs and operating expenses are also primarily attributable to the new business generated by ECS. In addition, $4.1 million of the increase in acquisition costs in the third quarter of 2000 is due to a reallocation of certain costs from the reinsurance segment to the insurance segment to more appropriately match costs with revenues by segment.

    The following table presents the ratios for the insurance segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................    70.8%     63.6%
Underwriting expense ratio..............................    29.5%     27.8%
                                                           ------     -----
Combined ratio..........................................   100.3%     91.4%
                                                           ======     =====

    In the quarter ended September 30, 2000, $11.2 million of losses were included in the insurance segment and excluded from the reinsurance segment due to an intercompany stop loss agreement with a company in the reinsurance segment. The loss and loss expense ratio would have been 64.5% and the underwriting profit would have been $13.4 million in 2000 had this agreement not been in place. There were no losses under this agreement in the third quarter of 1999.

    In addition, since the first quarter of 2000, the Company has applied higher loss ratios to certain of its casualty lines written in the current year. These loss ratios have been actuarially estimated and reflect the continued negative impact that competitive market conditions have had on premium rates for these lines of business. The loss ratio also reflects the change in mix of business in net premiums earned in the quarter ended September 30, 2000 compared to the third quarter of 1999.

    The increase in the underwriting expense ratio is primarily due to the reallocation of certain costs from the reinsurance segment to the insurance segment as described above.

REINSURANCE OPERATIONS

    The reinsurance business written by XL Mid Ocean Re and Latin American Re is primarily short-tail in nature, while that written by NAC Re is primarily long-tail casualty business. Business written in this segment includes casualty, property catastrophe, other property, marine, energy, aviation, satellite and other lines, including political risk and specialty lines.

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $263,033   $235,159     11.9%
Fee and other income..........................    (1,461)        --        NM
Net losses and loss expenses..................   149,649    137,722      8.7%
Acquisition costs.............................    68,412     62,395      9.6%
Operating expenses............................    17,802     24,554   (27.5)%
Exchange gains................................      (377)    (2,418)       NM
                                                --------   --------   -------
Underwriting profit...........................  $ 26,086   $ 12,906    102.1%
                                                ========   ========   =======

    The increase in net premiums earned reflects additional net premiums written in prior quarters, particularly on the property and other short-tail lines of business, partially offset by decreases in casualty reinsurance written. The Company has experienced some price increases in the other property, marine, aviation and satellite lines of business. However, pricing has remained generally unchanged in the international property (excluding property catastrophe) and liability lines of business written by the Company.

    Negative fee and other income in the third quarter of 2000 represents administrative costs relating to an outward reinsurance contract.

    The decrease in operating expenses is due mainly to a $4.1 million reallocation of costs in the third quarter of 2000 from the reinsurance segment to the insurance segment to more appropriately match costs with revenues by segment.

    The following table presents the ratios for the reinsurance segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................   56.9%      58.5%
Underwriting expense ratio..............................   32.8%      37.0%
                                                           -----      -----
Combined ratio..........................................   89.7%      95.5%
                                                           =====      =====

    In the quarter ended September 30, 2000, $11.2 million of losses were included in the insurance segment and excluded from the reinsurance segment due to an intercompany stop loss agreement with a company in the insurance segment. The loss and loss expense ratio in the third quarter of 2000 would have been 61.1% and the underwriting profit would have been $14.9 million had this agreement not been in place. There were no losses under this agreement in the third quarter 1999.

    The increase in the loss ratio, excluding the effect of the stop loss, relates mainly to an increase in the loss ratios booked on selected casualty lines.

    The Company has recently purchased additional catastrophe reinsurance that is expected to reduce the Company's overall exposure to certain catastrophic events.

    The reduction in the underwriting expense ratio is mainly due to the decrease in operating expenses described above.

LLOYD'S SYNDICATES

    The Lloyd's operations comprise Brockbank and Denham. Brockbank provides underwriting and other services to five Lloyd's syndicates, two of which are dedicated corporate syndicates whose capital is provided by the Company. These dedicated corporate syndicates write a range of specialty lines, primarily insurance but also reinsurance, in parallel with other syndicates managed by Brockbank. Denham provides similar services to one corporate syndicate whose capital is primarily provided by the Company and which specializes in liability coverages.

    The following table summarizes the underwriting (loss) profit for this segment:

                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  -------------------
                                                    2000       1999     % CHANGE
                                                  --------   --------   --------
Net premiums earned.............................  $93,378    $95,085     (1.8)%
Fee and other income............................       79      6,669         NM
Net losses and loss expenses....................   60,924     72,601    (16.1)%
Acquisition costs...............................   29,109     20,726      40.4%
Operating expenses..............................    8,528      8,729     (2.3)%
Exchange gains..................................     (803)      (523)        NM
                                                  -------    -------    -------
Underwriting (loss) profit......................  $(4,301)   $   221         NM
                                                  =======    =======    =======

    The decline in net premiums earned reflects the decrease in premiums written and earned by Brockbank, primarily due to the sale of the motor business with effect from January 1, 2000. Net premiums earned on the motor business of $43.3 million were included in the third quarter of 1999 compared to $8.1 million in the third quarter of 2000. The Company retains the run-off experience of this business and lower earned premiums relating to the motor business will result in subsequent quarters. Partially offsetting the reduction in net premiums earned was an increase in premiums written and earned at Denham and at Brockbank on the remaining book of business. These increases are mainly due to increases in total syndicate capacity provided by the Company for 2000 from approximately 43% to 50% at Brockbank and from approximately 43% to 75% at Denham. The Company expects to provide 100% of the capacity at Denham with effect from 2001.

    Fee and other income in 1999 includes approximately $6.3 million generated from the motor business. No such income was earned in 2000. Although Brockbank's managing agencies can also earn profit commissions from the syndicates they manage, no commissions were earned in either the third quarter of 2000 or 1999 due to expected lower underwriting profitability of the syndicates.

    The following table presents the ratios for this segment:

                                                                (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Loss and loss expense ratio...............................    65.3%      76.3%
Underwriting expense ratio................................    40.3%      31.0%
                                                             ------     ------
Combined ratio............................................   105.6%     107.3%
                                                             ======     ======

    The decrease in the loss ratio and increase in the expense ratio primarily reflects the effect of the sale of the motor business. During the third quarter of 1999, the motor business had a loss ratio of 89.2% and an expense ratio of 20.0%. Other business written by Brockbank and Denham typically has lower loss ratios and higher commission expenses than the motor business.

FINANCIAL SERVICES

    The financial services business includes credit enhancements provided under financial guaranty insurance and reinsurance policies and credit default swaps written in respect of asset-backed, municipal and corporate risk obligation transactions.

    The following table summarizes the underwriting (loss) profit for this segment:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................   $5,542    $ 2,943     88.3%
Fee and other income..........................    1,774     14,545        NM
Net losses and loss expenses..................    1,462        829     76.4%
Acquisition costs.............................    1,109         22        NM
Operating expenses............................    5,261      2,760     90.6%
Exchange gains................................       --         --        --
                                                 ------    -------     -----
Underwriting (loss) profit....................   $ (516)   $13,877        NM
                                                 ======    =======     =====

    Financial guaranty premiums are earned over the life of the exposure, which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported. The increase in net premiums earned primarily reflects new business written in 2000.

    Premiums received in respect of credit default swaps are included as fee income and earned over the life of the policies. From time to time, the Company will assist in structuring transactions that may result in fee income. These transactions tend to be irregular in nature. During the quarter ended
September 30, 1999, the Company wrote a significant loss portfolio transfer contract, which was accounted for on a deposit basis. The Company realized a fee of approximately $10.0 million on this transaction.

    The following table presents the ratios for this segment:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Loss and loss expense ratio.............................    26.4%      28.2%
Underwriting expense ratio..............................   114.9%      94.5%
                                                           ------     ------
Combined ratio..........................................   141.3%     122.7%
                                                           ======     ======

    This segment generally writes business to an estimated loss ratio of approximately 25%. The calculation of the expense ratio excludes fee and other income derived from credit default swap transactions. If this income were included, the expense ratio and the combined ratio in 2000 would have been 87.1% and 113.5%, respectively. The high expense ratio reflects the start up nature of this segment, which commenced towards the end of 1998 and has continued to build its infrastructure through 2000. The nature of this business is such that it writes contracts that extend over several years. Accordingly, as this book of business builds, it is anticipated that the expense ratio will decrease.

INVESTMENT OPERATIONS

    The following table illustrates the changes in net investment income, net realized gains and losses and equity in net income of affiliates for the three-month periods ended September 30, 2000 and 1999:

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net investment income.........................  $134,624   $126,560     6.4%
Net realized gains (losses)...................  $  1,026   $(12,671)      NM
Equity in net income of affiliates............  $ 18,447   $ 15,372    20.0%

    Net investment income has increased in the third quarter 2000 compared to the third quarter 1999 primarily due to an increase in the investment yields on fixed income investments.

    The investment base at September 30, 2000 includes assets relating to the deposit liabilities assumed late in 1999 and early 2000. Investment income earned on these assets is reduced by the investment expense created by the accretion of these deposit liabilities.

    In July 2000, the Company sold its investment in FSA Holdings, Inc. Proceeds of the sale were $159.1 million and a gain of $54.1 million was realized in the quarter. Almost entirely offsetting this and other realized investment gains were realized capital losses of approximately $66.2 million on certain other investments where the Company has determined there to be an other than temporary decline in value.

    Equity in net income of affiliates has increased in the quarter primarily due to an increase in investment in affiliates from September 30, 1999 to September 30, 2000.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the quarters ended September 30, 2000 and 1999:

                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  -------------------
                                                    2000       1999     % CHANGE
                                                  --------   --------   --------
Amortization of intangible assets...............  $13,601    $13,864     (1.9)%
Corporate operating expenses....................  $17,819    $13,322      33.8%
Interest expense................................  $ 7,822    $11,414    (31.5)%
Minority interest...............................  $  (199)   $   320         NM
Income tax (benefit) expense....................  $  (945)   $ 1,705         NM

    The increase in corporate operating expenses is mainly the result of the increase in the corporate infrastructure from September 30, 1999 to September 30, 2000.

    The decrease in interest expense reflects a reduction in debt carried by the Company through the quarter in 2000 compared to 1999. The Company's U.S. operations pooled capital following acquisitions in the U.S. in 1999, which facilitated the repayment of debt during the third quarter 1999.

    The change in the income tax from an expense in 1999 to a benefit in 2000 principally reflects a reduction in taxable income due to declines in operating results worldwide.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999
             (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

    The following table presents an after-tax analysis of the Company's net income and earnings per share for the nine months ended September 30, 2000 and 1999:

                                                             (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         --------------------
                                                           2000       1999
                                                         --------   ---------
Net operating income (excluding net realized gains on
  investments and one-time merger related
  adjustments).........................................  $424,625   $ 440,204
Net realized gains on investments......................    81,079      71,448
Increase to loss reserves for NAC Re (1)...............        --    (61,750)
One-time merger related charges (1)....................        --    (39,981)
                                                         --------   ---------
Net income.............................................  $505,704   $ 409,921
                                                         ========   =========
Earnings per share--basic..............................  $   4.08   $    3.21
Earnings per share--diluted............................  $   4.02   $    3.14

------------------------

(1) NAC Re loss reserves were increased to align them with the Company's reserving methodologies and higher loss reserve factors. One-time charges relate to costs associated with the NAC merger.

    Net operating income decreased in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to lower underwriting profits in 2000. Partially offsetting this decrease is an increase in equity in net income of affiliates.

INSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $475,572   $352,027     35.1%
Fee and other income..........................     5,353      7,584   (29.4)%
Net losses and loss expenses..................   303,557    211,375     43.6%
Acquisition costs.............................    74,114     50,746     46.0%
Operating expenses............................    59,296     48,602     22.0%
Exchange (gains) losses.......................    (2,085)       383        NM
                                                --------   --------   -------
Underwriting profit...........................  $ 46,043   $ 48,505    (5.1)%
                                                ========   ========   =======

    Growth in the insurance segment in the first nine months of 2000 compared to 1999 is mainly due to the acquisition of Intercargo (now known as XL Specialty) and ECS in the second quarter of 1999.

    ECS contributed approximately $180.0 million in gross premiums written and $70.0 million in net premiums earned during the first nine months of 2000. ECS commenced writing business on behalf of the Company with effect from January 1, 2000. Net premiums earned generated by ECS are expected to increase through the remainder of 2000 as net premiums earned catch up to the premium written.

    In the first nine months of 1999, fee and other income was earned primarily by ECS by providing risk management consulting services. As ECS now generates premium on behalf of the Company in 2000, fee income has declined compared to 1999.

    The increase in net losses and loss expenses, acquisition costs and operating expenses is primarily attributable to the new business generated by ECS.

    The following table presents the ratios for the insurance segment:

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Loss and loss expense ratio..............................   63.8%      60.1%
Underwriting expense ratio...............................   28.1%      28.2%
                                                            -----      -----
Combined ratio...........................................   91.9%      88.3%
                                                            =====      =====

    The loss and loss expense ratio was affected by an intercompany stop loss agreement with a company in the reinsurance segment. In the nine months ended September 30, 2000 and 1999, $22.3 million and $72.5 million, respectively, of losses were included in the insurance segment and excluded from the reinsurance segment. The loss ratio would have been 59.1% and 39.5% and the underwriting profit would have been $68.4 million and $121.0 million in 2000 and 1999, respectively, had this agreement not been in place.

    Excluding the effects of the intercompany stop loss agreement, since the first quarter 2000, the Company has applied higher loss ratios to certain of its casualty lines written in the current year. These loss ratios have been actuarially estimated and reflect the continued negative impact that competitive market conditions have had on premium rates for these lines of business. In addition, in the first nine months of 1999, there was a reduction in loss reserves established on the Company's other liability lines written in prior years due to updated actuarially determined reserve estimates, where loss experience developed more favorably than expected.

REINSURANCE OPERATIONS

    The following table summarizes the underwriting profit for this segment:

                                                    (UNAUDITED)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $752,183   $653,254     15.1%
Fee and other income..........................    (1,229)        --        NM
Net losses and loss expenses..................   456,498    354,766     28.7%
Acquisition costs.............................   185,285    156,020     18.8%
Operating expenses............................    70,454     67,727      4.0%
Exchange losses...............................     1,264      1,733   (27.1)%
                                                --------   --------   -------
Underwriting profit...........................  $ 37,453   $ 73,008   (48.7)%
                                                ========   ========   =======

    The increase in net premiums earned is mainly a result of an increase in net premiums written across most lines of business. The Company has experienced some price increases in the other property, marine, aviation and satellite lines of business. However, pricing has remained generally unchanged in the international property (excluding property catastrophe) and liability lines of business written by the Company.

    Negative fee and other income represents administrative costs relating to an outward reinsurance contract.

    The following table presents the ratios for the reinsurance segment:

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Loss and loss expense ratio..............................   60.7%      54.3%
Underwriting expense ratio...............................   34.0%      34.3%
                                                            -----      -----
Combined ratio...........................................   94.7%      88.6%
                                                            =====      =====

    The increase in the combined ratio is primarily due to the effect of an intercompany stop loss agreement with a company in the insurance segment. Net losses and loss expenses incurred in this segment in 2000 and 1999 reflect a recovery of $22.3 million and $72.5 million, respectively, under this agreement. The loss and loss expense ratio in 2000 and 1999 would have been 63.7% and 65.4%, respectively, and the underwriting profit would have been $15.1 million and $0.5 million, respectively, had this agreement not been in place. The 1999 loss ratio does not include an adjustment to reserves for $95.0 million associated with the merger with NAC and is not included as part of the segment information.

    Excluding the effect of the stop loss agreement, loss ratios for this segment were lower in 2000 compared to 1999 as the first half of 1999 included several property catastrophe loss events, principally the Sydney hailstorms and the Oaklahoma tornadoes. Partially offsetting this reduction in the first nine months of 2000 has been the deterioration of loss ratios relating to casualty business written.

LLOYD'S SYNDICATES

    The following table summarizes the underwriting loss for this segment:

                                                    (UNAUDITED)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net premiums earned...........................  $291,598   $269,274      8.3%
Fee and other income..........................    (3,654)    20,495        NM
Net losses and loss expenses..................   204,614    210,733    (2.9)%
Acquisition costs.............................    88,163     61,989     42.2%
Operating expenses............................    16,471     28,701   (42.6)%
Exchange gains................................    (3,197)    (2,855)    12.0%
                                                --------   --------   -------
Underwriting loss.............................  $(18,107)  $ (8,799)       NM
                                                ========   ========   =======

    Net premiums earned reflect the growth in business written by Brockbank and Denham due principally to an increase in syndicate capacity provided by the Company from approximately 43% to 50% at Brockbank and from approximately 43% to 75% at Denham. Partially offsetting this increase is the reduction in net premiums earned relating to the motor business. In the nine months ended September 30, 2000 and 1999, net premiums earned on the motor business were $74.7 million and $108.7 million, respectively. Lower net premiums earned relating to the motor business will continue in subsequent quarters.

    Fee and other income in the first nine months of 1999 includes
$17.3 million generated from the motor business. No such income was earned in the first nine months of 2000. Brockbank's managing agencies can also earn profit commissions from the syndicates they manage, which are offset by the related managing agency expenses. The first nine months of 1999 included
$2.0 million in profit commissions. Due
to the loss deterioration in the Lloyd's market, no commissions were earned in the first nine months of 2000, resulting in negative fee and other income.

    The following table presents the ratios for this segment:

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Loss and loss expense ratio..............................    70.2%      78.2%
Underwriting expense ratio...............................    35.9%      33.7%
                                                            ------     ------
Combined ratio...........................................   106.1%     111.9%
                                                            ======     ======

    The decrease in the loss ratio primarily reflects the sale of the motor business. Loss ratios on the motor business were 95.4% for the nine months ended September 30, 1999 based on net premiums earned of $108.7 million and 89.0% on net premiums earned of $74.7 million in the nine months of 2000. Other business written by Brockbank and Denham typically has lower loss ratios and higher commission expenses than the motor business.

FINANCIAL SERVICES

    The following table summarizes the underwriting profit for this segment:

                                                      (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  -------------------
                                                    2000       1999     % CHANGE
                                                  --------   --------   --------
Net premiums earned.............................  $18,466    $15,313      20.6%
Fee and other income............................    8,365     15,142    (44.8)%
Net losses and loss expenses....................    4,705      3,761      25.1%
Acquisition costs...............................    1,822         --         NM
Operating expenses..............................   16,909      8,910      89.8%
Exchange gains..................................       --         --         NM
                                                  -------    -------    -------
Underwriting profit.............................  $ 3,395    $17,784    (80.9)%
                                                  =======    =======    =======

    Financial guaranty premiums are earned over the life of the exposure, which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported.

    Premiums received in respect of credit default swaps are included as fee income and earned over the life of the policies. In addition, from time to time the Company will assist in structuring transactions that may result in fee income. These transactions tend to be irregular in nature. During the third quarter 1999, the Company wrote a significant loss portfolio transfer contract, which was accounted for on a deposit basis. The Company recognized a fee of approximately $10.0 million on this transaction.

    The following table presents the ratios for this segment:

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Loss and loss expense ratio..............................    25.5%     24.6%
Underwriting expense ratio...............................   101.4%     58.2%
                                                            ------     -----
Combined ratio...........................................   126.9%     82.8%
                                                            ======     =====

    This segment generally writes business to a loss ratio of approximately 25%. The calculation of the expense ratio excludes fee and other income, which includes $6.7 million in income from credit default swaps in 2000. If this income were included, the expense ratio and the combined ratio would have been 74.4% and 99.9%, respectively. The high expense ratio reflects the start up nature of this segment. This business commenced towards the end of 1998 and has continued to build out its infrastructure though 2000. Accordingly, as this book of business builds, it is anticipated the expense ratio will decrease.

INVESTMENT OPERATIONS

    The following table illustrates changes in net investment income, net realized gains and equity in net income of affiliates for the nine-month periods ended September 30, 2000 and 1999:

                                                    (UNAUDITED)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
Net investment income.........................  $399,591   $394,833     1.2%
Net realized gains............................  $ 74,808   $ 72,389     3.3%
Equity in net income of affiliates............  $ 61,682   $ 24,707       NM

    The Company's investment base at September 30, 2000 includes assets relating to deposit liabilities assumed in late 1999 and early 2000. Investment income earned on these assets is reduced by the investment expense created by the accretion of these deposit liabilities. Excluding these assets, the Company's investment base has declined in the first nine months of 2000 compared to the first nine months of 1999 as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments, from which income is accounted for as equity in net income of affiliates. Offsetting the decline in the investment base, investment yields have been slightly higher for the nine months of 2000 compared to 1999, which together with the additional income derived from the asset accumulation business, has resulted in higher net investment income as shown above.

    Equity in net income of affiliates in the first nine months of 2000 increased significantly over the first nine months of 1999. This is primarily attributable to new affiliate investments made in 2000 and returns on the Company's strategic investments in investment management companies, including funds managed by these companies. 1999 also included a loss of $2.5 million relating to Risk Capital. This investment was sold in January 2000.

OTHER REVENUES AND EXPENSES

    The following table sets forth other revenues and expenses for the nine months ended September 30, 2000 and 1999:

                                                    (UNAUDITED)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                               ---------------------
                                                 2000        1999      % CHANGE
                                               ---------   ---------   --------
Amortization of intangible assets............  $  41,409   $  37,049     11.8%
Corporate operating expenses.................  $  44,771   $  31,459     29.7%
Interest expense.............................  $  23,719   $  31,220   (24.0)%
Minority interest............................  $     528   $   (220)        NM
Income tax benefit...........................  $(11,266)   $(27,274)   (58.7)%

    The increase in amortization of intangible assets is primarily a result of additional goodwill generated from the acquisition of ECS and XL Specialty late in the second quarter of 1999.

    The increase in corporate operating expenses is mainly a result of the increase in corporate infrastructure from September 30, 1999 to September 30, 2000.

    The decrease in interest expense reflects a reduction in debt carried by the Company through the nine months of 2000 compared to 1999. The Company extinguished convertible debt assumed in connection with the NAC merger. In addition, the Company pooled capital with its existing operations as a result of acquisitions in the U.S. in 1999, which facilitated the repayment of debt during the third quarter of 1999. This decrease was partially offset by interest expense relating to interim borrowings used to finance the repurchase of shares in the six months ended June 30, 2000.

    The reduction in the income tax benefit of the Company in the first nine months of 2000 compared to the first nine months of 1999 principally reflects a reduction in pre-tax net losses. In 1999, the pre-tax net loss related primarily to a deterioration of the casualty reinsurance book of business underwritten prior to the merger with NAC.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, XL Capital's assets consist primarily of its investments in subsidiaries and future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at September 30, 2000 was $5.6 billion, of which $3.3 billion was retained earnings.

    At September 30, 2000, total investments available for sale and cash net of unsettled investment trades were $8.9 billion, compared to $9.1 billion at December 31, 1999. This includes investments relating to the Company's asset accumulation business. During the first nine months of 2000, the Company sold investments categorized as available for sale to fund the purchase of strategic investments, the payment of claims and the repurchase of shares.

    The Company's fixed income investments, including short-term investments and cash equivalents, at September 30, 2000 represented approximately 93.0% of invested assets and were managed by several independent investment management firms. Approximately 87.0% of fixed income securities are of investment grade, with 59.9% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

    The net payable for investments purchased relates to timing differences as investments are accounted for on a trade date basis. This increased from $622.3 million at December 31, 1999 to $1.2 billion at September 30, 2000 primarily due to higher investment in certain mortgage-backed securities where the settlement period is generally longer than most other fixed income investments.

    Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the nine months ended September 30, 2000 and 1999, the net amount of losses due to claims activity paid by the Company was $1.3 billion and $911.0 million, respectively. Paid losses for the nine months ended September 30, 2000 includes $74.0 million relating to a commutation payment. The higher amount of paid claims in the first nine months of 2000 compared to the first nine months of 1999 has contributed to the lower operational cash flow in 2000 as compared to 1999.

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

    The Company has had several stock repurchase programs in the past as part of its capital management strategy. In June 1999, the Board of Directors rescinded the Company's share repurchase program. On January 9, 2000, the Board of Directors authorized a new program for the repurchase of shares up to $500.0 million. The new share repurchase program was announced in conjunction with a dividend increase of $0.04 per share per annum. Under the current program, the Company has purchased 4.9 million shares up to November 9, 2000 at a cost of $231.9 million or an average of $47.56 per share.

    As of September 30, 2000, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $2.6 billion of which $450.0 million in debt was outstanding. In addition, $1.1 billion of letters of credit were outstanding, 26% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements. Approximately one half of these letters of credit outstanding were issued in connection with intercompany reinsurance agreements.

    The financing structure as of September 30, 2000 was as follows:

                                                                      IN USE/
FACILITY                                               COMMITMENT   OUTSTANDING
--------                                               ----------   -----------
DEBT:
  364-day Revolver...................................  $  500,000   $       --
  2 facilities of 5-year Revolvers--total............     350,000      350,000
  7.15% Notes due 2005...............................     100,000      100,000
                                                       ----------   ----------
                                                       $  950,000   $  450,000
                                                       ==========   ==========
LETTERS OF CREDIT:
  5 facilities--total................................  $1,631,000   $1,086,000
                                                       ==========   ==========

    The Company entered a $500.0 million 364-day revolving credit facility effective July 5, 2000 to replace the previous facility in the same amount that expired on June 28, 2000. A syndicate of banks provides the new facility and borrowings are unsecured. There were no borrowings under either the expired or new facility during the nine months ended September 30, 2000.

    The Company repaid an $11.0 million term note on September 29, 2000.

    Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, $350.0 million outstanding at September 30, 2000 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and $109.7 million borrowed to finance the acquisition of ECS and XL Specialty Insurance during 1999. The weighted average interest rate on funds borrowed during the nine months ended September 30, 2000 was approximately 6.5%.

    At September 30, 2000 and 1999, the Company had $100.0 million of 7.15% Senior Notes due November 15, 2005 outstanding.

    Total pre-tax interest expense on the borrowings described above was $23.7 million and $31.2 million for the nine months ended September 30, 2000 and 1999, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both nine-month periods.

    The Company had five letter of credit facilities available at September 30, 2000, one from a syndicate of banks, three from U.K. banks and one from a U.S. bank. These facilities include a new $1.0 billion unsecured syndicated letter of credit facility that became available on July 5, 2000, replacing two syndicated facilities. These facilities are used to collateralize certain reinsureds' premium and unpaid loss reserves with the Company and for Lloyd's capital requirements of the Company's corporate syndicates. Of the letters of credit outstanding at September 30, 2000, approximately $280.0 million were collateralized against the Company's investment portfolio and $806.0 million were unsecured. On November 3, 2000, the Company entered into a new $325.0 million unsecured facility with a group of banks. This new facility will be used to support the Company's Lloyd's capital requirements and will replace several existing facilities. The Company is currently in the process of transferring letters of credit issued out of the replaced facilities into the new syndicated facilities.

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

CURRENT OUTLOOK

    Pricing continues to improve on the Company's short-tail business, namely property, property catastrophe, marine and aviation. There have been some signs of recent price increases in selected liability markets. However, to date, little or no price improvements have been experienced in the international property (excluding property catastrophe) and directors and officers liability lines written by the Company.

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

FOREIGN CURRENCY EXPOSURE MANAGEMENT

    The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, a forward contract may not be entered into. At
September 30, 2000, forward foreign exchange contracts with notional principal amounts totaling $198.7 million were outstanding. The fair value of these contracts as at September 30, 2000 was $199.9 million with unrealized gains of $1.2 million. Gains of $37.6 million were realized during the nine months ended September 30, 2000. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at September 30, 2000 would have resulted in approximately $16.3 million in unrealized losses and $12.6 million in unrealized gains.

    The Company also uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the amount of its known claims payable in foreign currencies. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. At September 30, 2000, forward foreign exchange contracts with notional principal amounts totaling $22.8 million were outstanding. The fair value of these contracts as at September 30, 2000 was $22.0 million with unrealized losses of $0.8 million. Gains of $5.9 million were realized during the nine months ended September 30, 2000. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at September 30, 2000 would have resulted in approximately $2.5 million in unrealized gains and $2.1 million in unrealized losses.

    In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At September 30, 2000, the value of such contracts was not significant.

FINANCIAL MARKET EXPOSURE

    The Company invests in a synthetic equity portfolio of S&P 500 Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at September 30, 2000, the portfolio held
$69.1 million in exposure to S&P 500 Index futures and underlying assets of $69.0 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $76.0 million and $62.1 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the nine months ended September 30, 2000, net realized losses from index futures totaled $4.1 million as a result of the 2% decrease in the S&P 500 Index.

    Derivative investments are also used to add value to the portfolio where market inefficiencies are believed to exist. At September 30, 2000, bond and stock index futures outstanding were $130.0 million with underlying investments having a market value of $4.5 billion. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains of $13.0 million and unrealized losses of $13.0 million.

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

    All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include but are not limited to the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) actual charges of costs associated with the Company's realignment being larger than currently anticipated; (iv) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (v) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments or reduce fees earned by the Company's investment management affiliates; (vi) changes in regulations or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vii) acceptance of the Company's products and services, including new products and services;
(viii) changes in the availability, cost or quality of reinsurance or retrocessional coverage; (ix) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (x) the impact of Year 2000-related issues on the Company's underwriting exposures;
(xi) loss of key personnel; (xii) the effects of mergers, acquisitions and divestitures; (xiii) changes in rating agency policies or practices that may adversely affect the Company's claims paying ratings; (xiv) changes in accounting policies or practices; and (xv) changes in general economic conditions, including inflation, foreign, exchange rates, and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

(A) EXHIBITS

    11. Statement Regarding Computation of Per Share Earnings.

(B) REPORTS ON FORM 8-K

    None.

                                 XL CAPITAL LTD

                   COMPUTATION OF EARNINGS PER ORDINARY SHARE

                         AND ORDINARY SHARE EQUIVALENT

        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          (UNAUDITED)           (UNAUDITED)
                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Basic earnings per share:
Net income..........................................  $139,461   $137,402   $505,704   $409,921
Weighted average ordinary shares outstanding........   123,821    127,544    123,962    127,580
Basic earnings per share............................  $   1.13   $   1.08   $   4.08   $   3.21
                                                      ========   ========   ========   ========

Diluted earnings per share:
Net income..........................................  $139,461   $137,402   $505,704   $409,921
Add back after-tax interest on convertible
  debentures........................................        --        876         --      1,752
                                                      --------   --------   --------   --------
Adjusted net income.................................  $139,461    138,278   $505,704    411,673
                                                      --------   --------   --------   --------

Weighted average ordinary shares
  outstanding-basic.................................   124,008    125,449    124,563    126,691
Average stock options outstanding (1)...............     2,278      1,746      1,116      2,199
Assumed conversion of convertible debentures (2)....        --      1,837         --      1,837
                                                      --------   --------   --------   --------
Weighted average ordinary shares
  outstanding-diluted...............................   126,286    129,032    125,679    130,727
                                                      --------   --------   --------   --------

Diluted earnings per share..........................  $   1.10   $   1.06   $   4.02   $   3.14
                                                      ========   ========   ========   ========

Dividends per share.................................  $   0.45   $   0.44   $   1.35   $   1.32
                                                      ========   ========   ========   ========

------------------------

(1) Net of shares repurchased under the treasury stock method.

(2) 1999 reflects the assumed conversion of the 5.25% Convertible Subordinated Debentures due 2000, formerly issued by NAC Re. These debentures were called in June 1999 and the actual conversion is reflected in 1999.

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

                                                                     /S/ XL CAPITAL LTD
                                                      ------------------------------------------------
                                                                        (Registrant)

                                                                    /s/ BRIAN M. O'HARA
                                                      ------------------------------------------------
                                                                      Brian M. O'Hara
November 14, 2000                                          President and Chief Executive Officer

                                                                   /s/ ROBERT R. LUSARDI
                                                      ------------------------------------------------
                                                                     Robert R. Lusardi
                                                        Executive Vice President and Chief Financial
November 14, 2000                                                         Officer