Form 10-K
period 2000-12-31
XL CAPITAL LTD
filed 2001-03-29
CIK 875159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 20, 2001 was approximately $9.4 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 20, 2001, there were outstanding 125,337,654 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 11, 2001 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K.

                                 XL CAPITAL LTD

                               TABLE OF CONTENTS

                                                                             Page
                                     PART I

Item 1.        Business....................................................     1
Item 2.        Properties..................................................    14
Item 3.        Legal Proceedings...........................................    15
Item 4.        Submission of Matters to a Vote of Security Holders.........    15

                                     PART II

Item 5.        Market for the Registrant's Common Stock and Related
                 Stockholder Matters.......................................    17
Item 6.        Selected Financial Data.....................................    18
Item 7.        Management's Discussion and Analysis of Results of
                 Operations and
                 Financial Condition.......................................    19
Item 7A.       Quantitative and Qualitative Discussion of Market Risk......    30
Item 8.        Financial Statements and Supplementary Data.................    32
Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and
                 Financial Disclosure......................................    77

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........    78
Item 11.       Executive Compensation......................................    78
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management................................................    78
Item 13.       Certain Relationships and Related Transactions..............    78

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.......................................................    78

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

                                     PART I

ITEM 1. BUSINESS

HISTORY

     XL Capital (sometimes referred to as the "Company") is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial, and professional service firms, insurance companies and other enterprises on a worldwide basis.

     The Company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. The Company was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and was renamed EXEL Limited on that date. EXEL and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd. The merger was accounted for as a purchase business combination.

     On June 18, 1999, XL Capital merged with NAC Re Corp, a Delaware corporation that was organized in 1985, in a stock merger. The NAC merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles ("U.S. GAAP"). Accordingly, all prior period information contained in this document includes the results of NAC as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

     In October 2000, the Company realigned management responsibilities within its three main operating segments: insurance, reinsurance and financial products and services. In connection with this realignment, the Company decided to exit from certain unprofitable lines of business, including Illinois-based transportation and marine cargo, onshore energy at Lloyd's, pooled aviation and medical stop loss reinsurance. More than $200.0 million of annual gross premium written is associated with all of the discontinued business and approximately 120 employees will or have been made redundant as a result of these actions. The Company incurred after-tax charges of $124.6 million, or $0.98 per share, in the fourth quarter of 2000 which includes certain reserve adjustments together with employee severance charges and other costs associated with this realignment.

     At the same time, the Company announced that it has renamed certain of its business units into a common XL brand identity. XL Mid Ocean Re has been renamed "XL Re" and NAC Re will be renamed "XL Reinsurance America". Brockbank has been branded as "XL Brockbank" and Brockbank Insurance Services now operates as "XL Aerospace".

     In 2000, the Company exchanged its investment in Arch Capital (formerly known as Risk Capital), an affiliate, and $3.6 million in cash for Arch Capital's ownership in Latin American Re and 1.4 million shares and 100,000 warrants of Annuity & Life Re. Annuity & Life Re is a leading provider of annuity and life reinsurance to insurance companies in North America. The Company beneficially owned 11% of Annuity & Life Re at December 31, 2000. The Company acquired the remaining shares of LA Re owned by that company's management in December 2000.

     In 1999, the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business.

     For further information, see Note 1 to the Consolidated Financial
Statements.

RECENT DEVELOPMENTS

     XL Capital announced on February 15, 2001 that it has agreed to purchase Winterthur International from Winterthur Swiss Insurance Company ("Winterthur"), a subsidiary of the Credit Suisse Group ("CSG"). The Company will purchase a combination of insurance companies and selected Winterthur International insurance portfolios. The all-cash transaction is valued at approximately
$600.0 million and may be funded by the Company out of a combination of current resources and external financing. Winterthur International is the international, large commercial account property and casualty insurance business of Winterthur. Winterthur International operates in 27 countries, has more than 1,000 employees and in 2000 had gross premiums written and net premiums earned of approximately $1.3 billion and $600.0 million, respectively. In terms of premium volume, Winterthur International's top five markets are the U.K., Switzerland, Germany, the U.S. and France. As at September 30, 2000, Winterthur International (including certain operations to be retained by CSG) had investment assets of approximately $1.0 billion.

OPERATIONS

     The Company is organized into three underwriting segments - insurance, reinsurance, and financial products and services - and a corporate segment, which includes the investment operations of the Company. The following descriptions of policies and coverages are summary in nature. Only the terms and conditions of individual policies or contracts have legal effect, and nothing in this report constitutes an admission of coverage or other liability or interpretation of any particular policy provision. The Company's Lloyd's syndicates are now included in the insurance segment. They are disclosed separately within this report since the nature of the business written and the market in which the syndicates underwrite are significantly different from the Company's other insurance subsidiaries.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The Company provides third party general liability insurance, environmental liability insurance, directors and officers liability insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance and integrated liability insurance, property insurance and other insurance covers including program business and political risk insurance.

     Liability insurance is generally written on an excess basis and the loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's results of operations and financial condition.

     General liability coverage is typically provided on an occurrence-reported policy form, with up to a maximum limit of $200 million per occurrence and in the annual aggregate. Policies typically cover occurrences causing unexpected and unintended personal injury, or property damage to third parties arising from events or conditions which commence at or subsequent to an inception date - or retroactive date, if applicable, but not prior to January 1, 1986 - and prior to the expiration of the policy, provided proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis, i.e. the policy generally adopts the terms, conditions and exclusions of the underlying policy, currently up to a maximum of $100 million per occurrence in excess of a minimum attachment point of $25 million.

     Environmental liability is written with limits up to $100 million with a $2 million per occurrence retention, both on single and multi-year contracts.

     Directors and officers coverage is written on a follow-form claims-made basis providing up to a maximum limit of $100 million on both a primary and excess basis. Professional liability risks are also generally written on a follow-form basis. Coverage is provided for certain categories of risk up to a maximum of $100 million with a minimum attachment of $20 million.

     Insurance for satellite risks is written on a proportional basis to provide first party physical damage or loss. Coverage includes all phases of operation and can be provided up to a maximum limit of $75 million, although average risks range from $5 million to $35 million depending on the type of satellite insured. Facultative reinsurance is utilized to reduce the Company's net retention. Aviation insurance is underwritten on a proportional basis providing both aviation liability and physical damage.

     Employment practices liability risks are written on a claims-made and reported policy. The policy covers claims brought by an employee against an insured for certain employment practices, up to a maximum of $100 million annual aggregate limit in excess of a minimum attachment point of $0.5 million.

     Property insurance risks are written on a follow-form basis, which usually provides coverage for all risks of physical damage and business interruption up to a maximum limit of $150 million per occurrence, with a sub-limit of up to $20 million for coverage in critical earthquake zones. Property insurance is written on both a pro-rata and excess basis. Policies written on a pro-rata basis generally have losses attaching at lower levels, resulting in loss experiences that can be higher frequency and lower severity.

     Political risk insurance written by the Company generally covers risks arising from expropriation, currency inconvertibility, and war or political violence. Such insurance is typically provided in connection with direct and other types of investments in emerging market countries in Latin America, Asia and Eastern Europe.

     The Company offers multi-year combined line policies for traditional liability coverages including general, directors and officers liability, professional liability and property coverage, in addition to a blended finite coverage for risks which traditionally have been difficult to place through traditional risk transfer mechanisms.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Company's Lloyd's operations are conducted by XL Brockbank and Denham. XL Brockbank is a Lloyd's managing agency that manages five syndicates, two of which are dedicated corporate syndicates whose capital is provided solely by the Company. These dedicated corporate syndicates (syndicates 1209 and 2253) write a range of specialty lines, primarily insurance and to a lesser extent reinsurance, in parallel with the other syndicates managed by XL Brockbank (syndicates 588, 861 and 253). Effective January 1, 2000, motor business was no longer written. Denham is also a Lloyd's managing agency that manages one Lloyd's syndicate (syndicate 990), whose capital is substantially provided by the Company and writes casualty and non-marine physical damage insurance. As managing agencies, XL Brockbank and Denham may receive fees and commissions in respect of the underwriting services they provide to syndicates.

     Syndicate 1209 writes a wide range of classes across the property, casualty and marine, aviation and transport sectors to a globally diverse group of clients. Coverages range from global "all risks" programs for multinationals to tailored facilities for agents with small and medium sized businesses, with particular emphasis on North America and Europe. Marine and energy business written includes involvement with many of the world's largest fleets and for all major types of liability cover available. The syndicate also writes a broad international cargo account and war and political risk cover for ships and aircraft. Aviation business written includes a space account with coverages for every stage of major space launches and associated pre-launch operations. Accident and health business written is worldwide and comprises accident insurance and reinsurance, medical expenses and kidnap and ransom. Professional indemnity written includes professional liability, directors and officers liability and fidelity. Other business written includes property, bloodstock and contingency coverages.

     Syndicate 990 writes a large range of classes including property, general liability, accident and health and motor to a globally diverse group of clients.

     Until December 1999, syndicate 2253 wrote an account of direct and broker based motor insurance in the United Kingdom. In December 1999, XL Brockbank sold the motor business but retains the residual liability relating to the runoff.

     REINSURANCE OPERATIONS

     The Company provides property, casualty and life reinsurance products on a global basis. Business is written on both a proportional and excess of loss basis.

     The Company's casualty reinsurance includes general liability, professional liability, automobile and workers' compensation, and commercial and personal property risks and specialty risks, including fidelity and surety and ocean marine. Business is written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. It is also written on a pro-rata basis under which the Company assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class.

     The Company's property business is primarily short-tail in nature and includes property catastrophe, property excess of loss, property pro-rata, marine and energy, aviation and satellite and various other reinsurance to insurers and reinsurers on a worldwide basis. A significant portion of business underwritten consists of large aggregate exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's results of operations and financial condition. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide, requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points and purchasing reinsurance.

     The Company's property catastrophe reinsurance account is generally "all risk" in nature. It is therefore exposed to losses from sources as diverse as windstorms, earthquakes, freezes, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company's policies generally exclude certain risks such as war, nuclear contamination or radiation. The Company's predominant exposure under such coverage is to property damage. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event exceed the attachment point specified in the policy. Some of the Company's property catastrophe contracts limit coverage to one occurrence in any one policy year, but most contracts generally provide for one reinstatement.

     The Company also writes property risk excess of loss reinsurance. Risk excess of loss reinsurance covers a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as is the case with catastrophe reinsurance.

     The Company's property pro-rata account includes proportional reinsurance of direct property insurance. The Company considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, the Company assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the Company, and the ceding insurer may also be entitled to receive a profit commission based upon the ratio of losses, loss adjustment expenses and the Company's expenses to premium ceded. The Company is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, the Company may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by the Company on a proportional basis.

     The aviation portfolio is written on both a proportional and excess of loss basis. The exposures are mainly derived through proportional relationships on defined segments of account following market leaders in the field. Due to the highly technical nature of the satellite business, the exposures retained under this portfolio are acquired mostly through proportional reinsurance of specialist underwriters.

     Other reinsurance written by the Company includes political risk, nuclear accident, professional indemnity and life and annuity.

     FINANCIAL PRODUCTS AND SERVICES

     The Company operates in the following financial areas: credit enhancements, insurance and capital market products and asset accumulation business. The Company provides credit enhancement coverages in the form of financial guaranty insurance and reinsurance and credit default swaps on asset-backed, municipal and select called corporate risk obligations. Financial guaranty insurance generally guarantees payments of interest and principal on an issuer's obligations when due. Credit default swaps provide coverage for losses upon the occurrence of specified credit events set forth therein. The Company's underwriting policy is to provide credit to enhance obligations and exposures that would otherwise be lower investment grades, although on an exception basis, the Company will consider underwriting high non-investment grade risks.

     Asset-backed obligations insured or reinsured by the Company are generally issued in structured transactions backed by pools of assets of specified types, such as residential mortgages, auto loans and other consumer receivables, equipment leases and corporate debt obligations having an ascertainable cash flow or market value. Municipal obligations insured or reinsured consist mainly of general or special obligations of state and local governments, supported by the issuers' ability to charge fees for specified services or projects. Corporate risk-based obligations underwritten by the Company include essential infrastructure projects and obligations backed by receivables from the future sales of commodities and other specified services. Obligations guaranteed or enhanced by the Company range in duration from a few years to 15 or more years, and premiums are received either on an installment basis or up front.

     The Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval for each transaction. Par insured and notional amounts covered under the Company's guaranties and credit default swaps may be up to $500 million or more for certain risks, and the underlying risks include those of the Organization for Economic Cooperation and Development as well as emerging market issuers.

     The Company has also assumed loss reserves within its asset accumulation business. The Company's primary exposure is to investment performance return on assets relative to the implicit discount on the related deposit liabilities assumed. These transactions are actuarially expected to be of long duration and consist of life and annuity obligations and property and casualty insurance and reinsurance, including limited risk transactions. In late 2000, the Company established operations to provide insurance form coverages that previously were available primarily in capital markets. No premiums were written relating to this business in 2000. The Company intends to hedge these risks as they are assumed.

PREMIUMS

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 in the Notes to the Consolidated Financial Statements.

REINSURANCE CEDED

     In certain cases, the risks assumed by the Company are partially reinsured with other reinsurers. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. The following is a summary of significant reinsurance ceded by the Company.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The Company uses reinsurance to support the underwriting and retention guidelines of each entity as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure of groups of companies. All reinsurers are required to be rated A or better by A.M. Best or BBB or better by Standard & Poor's ("S&P").

     The Company purchases a quota share treaty to protect both the general liability occurrence-notified and traditional occurrence business written. Under the terms of the current quota share treaty, the Company cedes 50% of the first $50 million of each risk, and 80% of the next $50 million of each risk. The aggregate maximum amount recoverable under this treaty is 400% of the total occurrence-notified premium ceded for the first $50 million layer. There is no aggregate maximum recoverable for the traditional occurrence business ceded for this layer. The second layer is subject to an aggregate maximum recoverable amount of $300 million.

     During 2000, the Company also purchased excess of loss reinsurance and a quota share reinsurance treaty to protect the directors' and officers, professional liability and employment practices liability business written. Under the terms of the excess of loss reinsurance treaty, the Company is reinsured for a total of $40 million excess of $10 million per risk subject to co-insurance retentions. The maximum amount recoverable under this program is $80 million.

     Excess of loss programs limit the Company's liability exposure for pollution to $2 million per occurrence for each and every occurrence with total limits up to $90 million. There is no aggregate amount recoverable for business ceded to this program.

     Excess of loss reinsurance programs limit the Company's liability exposure for inland marine and property coverages to $250,000 per occurrence for each and every occurrence with total limits up to $25 million and there is no aggregate maximum recoverable under this program.

     Excess of loss reinsurance programs limit the Company's exposure to directors' and officers and employment practices liability written in the U.S. to $2.5 million per occurrence for each and every loss with total limits up to $25 million. An annual aggregate limit does apply for this cover.

     A variety of programs reduce Company's net exposure to aviation and satellite single loss events. In addition, a variable surplus treaty, excess of loss reinsurance and catastrophe reinsurance is used to protect the property business written with various layers and excess of varying attachment points.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Company's Lloyd's operations purchase reinsurance to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios. Each reinsurer has to be approved by a reinsurance security committee. Several coverages are purchased, the most significant of which is a whole account stop loss policy reinsured with a reinsurer rated AA by S&P, which protects losses above a specified loss ratio. This coverage has been significantly reduced for 2001. A whole account excess of loss treaty provides coverage against single loss events from $1 million to $300 million and is placed with several reinsurers, predominantly rated AA by S&P. In addition, there are various class specific reinsurances and facultative reinsurance covers purchased on specific risks assumed.

     REINSURANCE OPERATIONS

     Traditionally, the Company has purchased limited retrocession reinsurance on its property business with covers primarily originating from common account reinsurance on assumed business. A corporate multi-year program is purchased for global property exposures. This protection gives total limits in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program.

     The Company's casualty reinsurance program in 2000 covers multiple claims arising from two or more risks from a single occurrence or event. Workers' compensation business is reinsured at $195 million in excess of $5 million retention for any one occurrence. An additional casualty contingency cover is purchased for a total of $29 million excess of an initial retention of $7.5 million, which gradually increases up to an additional $3 million should gross losses exceed $30 million. The 1999 casualty reinsurance program was similar to that of 2000. In addition, the Company had coverage in 2000, 1999 and 1998 in the event that the accident year loss and loss expense ratio exceeded a pre-determined amount, with up to $108 million recoverable on an annual basis. At December 31, 2000, the Company had a reinsurance balance receivable and unpaid loss recoverable of $210.0 million due from Hannover Re (Ireland) Ltd, which is rated A+ by A.M. Best.

     In July 2000, the Company entered into an eighteen-month agreement to extend or supplement existing aggregate excess of loss protections for certain U.S. subsidiaries. The first layer of this agreement provides $43.3 million of cover for July 1 to December 31, 2000, and $86.5 million for 2001, excess of an accident year loss ratio of 55%. The second layer limit available is $10 million for the first period and $20 million for 2001.

     The Company had an intercompany stop loss arrangement in place in 2000 and 1999, under which a subsidiary in the reinsurance segment was covered by a subsidiary in the insurance segment for losses up to $100 million. The purpose of this arrangement is to manage statutory surplus levels across the Company.

COMPETITION

     The worldwide property and casualty insurance and reinsurance industry is highly competitive. The markets for the Company's insurance and reinsurance products are characterized by strong and, at times, intense price competition driven largely by the substantial amount of excess capacity currently present in the industry. Although most of the property and casualty markets in which the Company operates have seen some improvements in pricing and policy terms and conditions, the Company believes that competitive forces will continue to be present in the industry. Some of the Company's competitors possess significantly greater financial and other resources than the Company. The Company generally competes on the basis of financial strength, coverage terms, claims paying rating and reputation, price and customer service.

     See Industry Overview included in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion of current market conditions.

UNDERWRITING

     As part of the underwriting process, the Company evaluated potential exposures to claims, losses and defense costs associated with Year 2000-related issues. Such claims, losses and costs, to the extent that they materialize, could have a significant adverse affect on the Company's results of operations and financial condition. No significant Year 2000 related matters had been notified to the Company as of March 23, 2001. For more information concerning the impact of Year 2000 issues on underwriting results, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Year 2000 Considerations" and "-Cautionary Note regarding Forward-Looking Statements".

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The Company's rating methodology seeks to set premiums individually for each insured in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of insured operations (including the industry group in which the insured operates), exposures to loss, and other specific risk factors relevant in the judgment of the underwriters. Underwriters separately evaluate each industry category and sub-groups within each category. Premiums are then set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured's risk relative to the other risks in that group. Each industry group is reviewed annually to take into account outstanding reported losses and new loss incident reports within each group. Rates may vary significantly according to the industry group of the insured as well as the insured's risk relative to the group.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Lloyd's syndicates underwrite a broad range of risks, and the factors taken into consideration in the underwriting process vary between class of business. The underwriters may use actuaries to assist in the review and rating of risks. Underwriters operate within agreed guidelines that establish maximum gross exposure by business area and geographic region. The daily acceptance of risk is performed by the active underwriter, the class underwriters and individuals with specific delegated authority. Underwriting authority limits are agreed between the active underwriter, the class underwriter and the managing agency's board of directors. Underwriters may delegate underwriting authority on a contractual basis to individuals who are approved and monitored. Syndicates also participate on market facilities where underwriting authority is delegated to the lead insurer.

     REINSURANCE OPERATIONS

     The Company employs an analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital it anticipates placing at risk. Underwriting opportunities presented are evaluated based upon a number of factors including: the type and layer of risk to be assumed; actuarial evaluation of premium adequacy; the cedent's underwriting and claims experience; the cedent's financial condition and claims paying rating; exposure; experience with the cedent; and the line of business to be underwritten. In addition, the Company assesses a variety of other factors including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; a detailed assessment of catastrophe and risk exposures; and historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical loss experience to industry averages. On-site underwriting reviews are performed where deemed necessary to determine the quality of a current or prospective cedent's underwriting operation.

     For the property catastrophe reinsurance business, the Company has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of the Company's zones is subject to periodic review and change. The Company also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the retrocessional and pro-rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

     FINANCIAL PRODUCTS AND SERVICES

     For the financial products and services business, the Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval. For the capital markets related businesses, the Company has established trading, credit, exposure and other risk guidelines and practices.

MARKETING AND DISTRIBUTION

     Clients are referred to the Company through a large number of brokers who receive from the insured or ceding company a brokerage commission usually equal to a percentage of gross premiums. In general, the Company is not committed to accept business from any particular broker, and brokers do not have the authority to bind the Company, except in the case where underwriting authority may be delegated to selected administrators. These administrators are subject to a financial and operational review prior to any delegation of authority and ongoing reviews are carried out as deemed necessary.

     During 2000, 1999 and 1998, approximately 22%, 21% and 34%, respectively, of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies. During 2000, 1999 and 1998, approximately 16%, 13% and 19%, respectively, of the Company's consolidated gross written premiums were generated from or placed by AON Corporation and its subsidiaries. No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 2000, 1999 and 1998. Concentration in the insurance and reinsurance brokerage industry could have a material adverse effect on the Company's business and results of operations in the future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Note Regarding Forward-Looking Statements."

UNPAID LOSSES AND LOSS EXPENSES

     Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results of operations and financial condition.

     Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company's reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim made against the Company.

     The method of establishing case reserves for reported claims differs between the Company's operations. For the insurance operations excluding Lloyd's syndicates as discussed below, claims personnel determine whether to establish a "case reserve" for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. A similar process is followed in the reinsurance and Lloyd's operations when the Company is a lead underwriter. Other reinsurance and Lloyd's business case reserves are established based upon reports received from insureds and reinsureds, supplemented by the Company's own assessment process. Periodically, adjustments to the case reserves may be made as additional information regarding the claims is reported or payments are made.

     Most of the Company's incurred but not reported ("IBNR") loss reserves are derived from casualty business. Casualty business generally has a longer tail than the Company's other lines of business. IBNR is calculated in using several standard actuarial methodologies including paid and incurred loss development, Bornhuetter-Ferguson and frequency and severity approaches. The Company believes the methods presently adopted provide a reasonably objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency high layer business the Company writes. Even such actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written.

     Several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other companies. These complications include policy forms that differ from more traditional forms, the lack of historical loss data for losses of the type intended to be covered by the policies, and the fact that losses in excess of the attachment level of the Company's policies are characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that ultimate losses and loss expenses will not exceed the total reserves.

     Claims relating to property catastrophe and property risk excess treaties are generally reported within approximately 18 to 24 months from the date of occurrence. Conversely, claims on the casualty business are reported on average 5 to 8 years from the date of occurrence. Claims arising from business written by the Lloyd's syndicates are generally reported within 36 months of the date of the occurrence.

     Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the accumulation of case reserves, loss expense reserves and IBNR. During the loss settlement period, additional facts regarding individual claims and trends may be reported. As these are reported, it may be necessary to adjust the reserves upward or downward. The final liability may be significantly less or greater than the prior estimates.

     The table below presents the development of unpaid loss and loss expense reserves for 1990 through 2000. The top line of the table shows the estimated liability, net of reinsurance recoveries as at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss expenses, including IBNR, arising in all prior years that are unpaid at the balance sheet date. The upper portion shows the re-estimated amount of the previously recorded reserve liability based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" line represents the aggregate change to date with respect to that liability. The lower portion of the table reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Note Regarding Forward-Looking Statements."

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                         NET OF REINSURANCE RECOVERIES
                           (U.S dollars in millions)

                                  1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
                                 ------------------------------------------------------------------------------------------------
ESTIMATED LIABILITY FOR UNPAID
   LOSSES AND LOSS EXPENSES,
   NET OF REINSURANCE
   RECOVERIES..................  $1,268   $1,486   $1,795   $2,057   $2,482   $2,899   $3,166   $3,609   $4,303   $4,537   $4,332

LIABILITY RE-ESTIMATED AS OF:
   One year later..............   1,269    1,468    1,800    2,089    2,455    2,885    2,843    3,354    4,016    4,142
   Two years later.............   1,128    1,388    1,830    2,089    2,383    2,546    2,704    3,038    3,564
   Three years later...........     960    1,299    1,819    2,115    2,190    2,445    2,407    2,737
   Four years later............     910    1,303    1,891    1,972    2,085    2,214    2,227
   Five years later............     858    1,384    1,856    1,950    1,927    2,050
   Six years later.............     871    1,384    1,820    1,752    1,819
   Seven years later...........     884    1,392    1,644    1,739
   Eight years later...........     945    1,245    1,660
   Nine years later............     795    1,294
   Ten years later.............     855

CUMULATIVE REDUNDANCY (1)......     413      192      135      318      663      849      939      872      739      395

CUMULATIVE PAID LOSSES, NET OF
   REINSURANCE RECOVERIES, AS
   OF:
   One year later..............  $  223   $  194   $  267   $  256   $  317   $  445   $  234   $  458   $  812   $1,252
   Two years later.............     307      393      468      521      709      667      576      932    1,594
   Three years later...........     403      499      689      865      921      934      932    1,404
   Four years later............     456      632      937    1,033    1,110    1,143    1,235
   Five years later............     486      831    1,102    1,198    1,199    1,356
   Six years later.............     585      924    1,253    1,273    1,328
   Seven years later...........     597      974    1,319    1,360
   Eight years later...........     633    1,020    1,391
   Nine years later............     662    1,083
   Ten years later.............     678

(1) See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion.

     The table below presents the development of the gross liability for unpaid losses and loss expenses for the years 1992 through 2000:

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                       GROSS OF REINSURANCE RECOVERABLES
                           (U.S. dollars in millions)

                                                    1992     1993     1994     1995     1996     1997     1998     1999     2000
                                                   ------------------------------------------------------------------------------
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND
   LOSS EXPENSES:................................  $1,977   $2,269   $2,760   $3,238   $3,623   $3,972   $4,897   $5,369   $5,672

LIABILITY RE-ESTIMATED AS OF:
   One year later................................   1,996    2,309    2,764    3,244    3,221    3,763    4,735    5,266
   Two years later...............................   2,037    2,323    2,721    2,872    3,164    3,496    4,352
   Three years later.............................   2,043    2,373    2,494    2,793    2,902    3,243
   Four years later..............................   2,134    2,198    2,414    2,572    2,753
   Five years later..............................   2,067    2,208    2,268    2,415
   Six years later...............................   2,065    2,022    2,165
   Seven years later.............................   1,903    2,010
   Eight years later.............................   1,921

CUMULATIVE REDUNDANCY............................      56      259      595      823      870      729      545      103

     The tables above show the cumulative redundancy net of reinsurance recoveries which differs from the cumulative redundancy shown gross of reinsurance recoveries. As different reinsurance programs are applied to their respective underwriting years, net and gross loss experience will not develop proportionately.

     The following table presents an analysis of paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES
                          (U.S. dollars in thousands)

                                                                 2000         1999         1998
                                                              ------------------------------------
Unpaid losses and loss expenses at beginning of year........  $5,369,402   $4,896,643   $3,972,376
Unpaid losses and loss expenses recoverable.................    (831,864)    (593,960)    (363,716)
                                                              ------------------------------------
Net unpaid losses and loss expenses at beginning of year....   4,537,538    4,302,683    3,608,660
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
   Current year.............................................   1,827,443    1,591,414    1,097,161
   Prior years..............................................    (394,884)    (287,110)    (255,644)
                                                              ------------------------------------
      Total net incurred losses and loss expenses...........   1,432,559    1,304,304      841,517
Interest incurred on experience reserves and exchange rate
  effects...................................................     (27,064)      (5,950)       2,516
Net loss reserves acquired..................................      52,932       30,003      580,879
Less net losses and loss expenses paid in respect of losses
  occurring in:
   Current year.............................................     411,685      281,806      272,456
   Prior year...............................................   1,251,985      811,696      458,433
                                                              ------------------------------------
      Total net paid losses.................................   1,663,670    1,093,502      730,889

Net unpaid losses and loss expenses at end of year..........   4,332,295    4,537,538    4,302,683
Unpaid losses and loss expenses recoverable.................   1,339,767      831,864      593,960
                                                              ------------------------------------
Unpaid losses and loss expenses at end of year..............  $5,672,062   $5,369,402   $4,896,643
                                                              ------------------------------------

     Net losses incurred in 2000 increased over 1999, principally due to current year development. Current year development reflects both the growth in business assumed and an increase in loss ratios applied. The increase in the loss ratio is due to the effect of competition which has depressed premium rates, particularly on certain casualty lines. Current year losses also reflect the early development of certain losses on the Company's large account business within its insurance operations. Historically, the Company does not experience the reporting of such losses at an early stage and the Company's reserving methodology for these lines of business extrapolates these losses into the projections of future development. If future development is eventually determined to be less than the estimated ultimate losses recorded, loss reserves will be reduced at that time. This occurred for the 1993 through 1996 underwriting years, resulting in a reduction in prior year losses.

     Net losses incurred for 2000 also reflects reserve adjustments to several unprofitable lines of business that the Company has now exited, including trucking, inland energy and certain classes of aviation. A net reserve charge of $114.0 million has been recorded for these lines.

     There has been a high level of paid losses in 2000 due to the settlement of previously established reserves, particularly catastrophe losses as noted below.

     The Company's outward reinsurance programs in 2000 have mitigated part of the overall loss development, as shown by the increase in the unpaid losses and loss expenses recoverable, both in the insurance and reinsurance segments. In relation to business lines exited from the Lloyd's operations, additional reinsurance costs of $19.1 million were incurred in respect of expected loss recoveries recorded of $38.0 million. In the reinsurance segment, $80.6 million of additional reinsurance costs were recorded with $151.8 million of expected loss recoveries. The purchase of additional reinsurance in 2000 relates primarily to the casualty lines where the Company has taken advantage of favorable pricing and terms.

     Partially offsetting this increase in net incurred losses in 2000 compared to 1999 was a reduction in the number and magnitude of catastrophe losses that occurred. Catastrophe losses in 2000, which included an oil refinery loss in Kuwait, several satellite losses, and the Singapore Airlines loss, totaled approximately $95.0 million. By comparison, 1999 generated approximately
$185.0 million of catastrophe losses to the Company, including the European storms in December, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses.

     Net losses incurred in 1999 increased significantly over 1998 for a number of reasons. The Company acquired Mid Ocean and Brockbank in August 1998 and therefore only recognized the effect of their operations for five months in 1998. Incurred losses for these entities were approximately $475.0 million in 1999 compared to $260.0 million in 1998. Partially offsetting this, in 1998, the Company incurred approximately $60.0 million in catastrophe losses relating to Hurricane Georges and the SwissAir loss. These losses were incurred in the reinsurance operations.

     In 1999, the Lloyd's operations experienced loss deterioration on the U.K. motor business principally from the 1998 and 1999 underwriting years of approximately $20.0 million. The motor business was sold in December 1999 and the Company retains residual liability on this business.

     1999 incurred losses also include an increase to reinsurance loss reserves of $95.0 million for NAC Re due to an alignment of reserving methodologies at the time of the merger with the Company in June 1999.

     The decrease in prior year incurred losses in all three years is driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR for these lines is relatively judgmental due to the lack of industry data available. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company has made its best estimate of loss reserves for each underwriting year since that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected. This trend is not necessarily expected to continue.

     The increase in paid losses in 1999 reflects the acquisition of Mid Ocean and Brockbank in 1998.

     The Company's net incurred losses and loss expenses includes a charge of $2.8 million, $10.6 million and $1.2 million in 2000, 1999 and 1998, respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to reinsurance ceded for casualty business written prior to 1986. As at December 31, 2000 and 1999, the reserve for potential non-recoveries from reinsurers was $25.6 million and $25.8 million, respectively.

     Except for certain workers' compensation liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers' compensation unpaid losses that are considered fixed and determinable and discounts such losses using an interest rate of 7%. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2000 and 1999 were $168.8 million and $85.7 million, respectively. The related discounted unpaid losses and loss expenses were $63.4 million and $28.1 million as of December 31, 2000 and 1999, respectively.

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

CLAIMS ADMINISTRATION

     Claims management for the insurance operations includes the review of initial loss reports, administration of a claims database, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers.

     Claims in respect of business written by the Lloyd's syndicates are primarily notified by various central market bureaus. Where a syndicate is a "leading" syndicate on a Lloyd's policy, its underwriters and claims adjusters will deal with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. A claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

     Claims management for the reinsurance operations includes the receipt of loss notifications, the establishment of loss reserves and approval of loss payments. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies.

     There have been no claims relating to business written by financial products and services reported to the Company as at December 31, 2000. Where management believes a future loss is probable and determinable, a specific reserve for unpaid losses and loss adjustment expenses is recorded for the estimated value of the loss.

INVESTMENTS

     Management oversees the Company's investment strategy, establishes guidelines for the various external managers and implements investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio while focusing on preserving principal and maintaining liquidity. In this regard, at December 31, 2000, the Company's fixed income investment portfolio included U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 61.1% of which were rated Aa or AA or better by a nationally recognized rating agency. The Company also maintains a portfolio of equity securities. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Insurance laws and regulations may impose restrictions on the Company's investments whereby certain types of investments such as unquoted equity securities, investments in affiliates, real estate and collateral loans may not qualify as admitted assets. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 2000 and 1999.

     For additional information concerning the Company's investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Investment Operations".

     The following table reflects investment results for the Company for each of the five years in the period ended December 31, 2000:

                                                                         NET PRE-TAX   PRE-TAX    ANNUALIZED
                                                          AVERAGE        INVESTMENT    REALIZED   EFFECTIVE
YEAR ENDED DECEMBER 31                                INVESTMENTS (1)    INCOME (2)     GAINS       YIELD
----------------------                                ------------------------------------------------------
                                                                   (U.S. DOLLARS IN THOUSANDS)
2000................................................     $9,058,811       $542,500     $ 50,571     5.99%
1999................................................     $8,981,833       $525,318     $ 94,356     5.85%
1998................................................     $7,762,931       $417,290     $211,204     5.38%
1997................................................     $6,274,946       $345,115     $410,658     5.50%
1996................................................     $5,813,455       $304,823     $174,593     5.24%

(1) Average of the beginning and ending amounts of investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.

(2) After applicable investment expenses, excluding realized gains.

RATINGS

     The Company's principal insurance and reinsurance subsidiaries and pools have claims paying ratings of "AA" from S&P and "A+" from A.M. Best
Company, Inc. The Company's financial guaranty insurance and reinsurance companies each have "AAA" ratings from S&P. An insurer rated "AA" by S&P has very strong financial security characteristics, differing only slightly from those rated higher, and an insurer rated "AAA" by S&P has extremely strong financial security characteristics. An insurer rated "A+" by A.M. Best has superior financial strength, operating performance and market profile when compared to standards established by A.M. Best, and have a very strong ability to meet their ongoing obligations to policyholders. The Company's Lloyds' syndicates at XL Brockbank have a five bell rating under S&P Lloyds' Syndicates Performance Measure, representing a well above market level performance.

TAX MATTERS

     See Note 17 to the Consolidated Financial Statements.

REGULATION

     See Note 18 to the Consolidated Financial Statements.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 1,300 employees. None of these employees are represented by a labor union.

ITEM 2. PROPERTIES

     The Company rents space for its principal executive offices under leases that expire up to 2013. Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $18.3 million, $13.0 million and $9.0 million, respectively. In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The total cost of this development, including the land, is expected to be approximately $110.0 million, of which $101.0 million had been spent as at December 31, 2000. It is estimated that the development will be completed in April 2001. See Note 11 to the Consolidated Financial Statements for discussion of the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

     The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2000, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2000.

NAME                                       AGE      POSITION
---------------------------------------------------------------------------------------------------------------
Brian M. O'Hara........................     52      President, Chief Executive Officer and Director of the
                                                    Company

Robert R. Lusardi......................     44      Executive Vice President and Chief Financial Officer* of
                                                    the Company and Chief Executive Officer of Financial
                                                    Products and Services.

Nicholas M. Brown, Jr..................     46      Executive Vice President of the Company and Chief Executive
                                                    Officer of Insurance Operations

K. Bruce Connell.......................     48      Executive Vice President and Group Underwriting Officer.

Paul S. Giordano.......................     38      Executive Vice President, General Counsel and Secretary of
                                                    the Company

Christopher V. Greetham................     56      Executive Vice President and Chief Investment Officer of
                                                    the Company

Henry C. V. Keeling....................     45      Executive Vice President of the Company and Chief Executive
                                                    Officer of Reinsurance Operations

Fiona Luck.............................     43      Executive Vice President of the Company, Group Operations

Clive R. Tobin.........................     48      Executive Vice President of the Company and President and
                                                    Chief Executive Officer of XL Insurance

     Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance and XL Re and was Chief Executive Officer of XL Insurance until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

     Robert R. Lusardi has been Executive Vice President and Chief Financial Officer of the Company since February 1998, and Chief Executive Officer of Financial Products and Services since July 2000. Prior to joining the Company, Mr. Lusardi was Managing Director at Lehman Brothers from 1980 to 1998.

     Nicholas M. Brown, Jr. has been Executive Vice President of the Company since July 1999 and Chief Executive Officer of Insurance operations since
July 2000. He was President and Chief Executive Officer of NAC Re Corp from January 1999, having previously served as President and Chief Operating Officer of NAC and President and Chief Executive Officer of NAC Re from 1996. Prior to joining NAC, Mr. Brown served as Executive Vice President and

Chief Operating Officer of St. Paul Fire and Marine Insurance Company from 1994 to 1996 and as President of St. Paul Specialty from 1993 to 1994. From 1976 through 1993, he served in various positions at Aetna Life and Casualty Companies.

     K. Bruce Connell has been Executive Vice President of the Company since March 1998 and Group Underwriting Officer since July 2000. Mr. Connell previously served as President and Chief Operating Officer of XL Global Re from November 1997 to August 1998, President of XL Global Re since December 1995 and Senior Vice President of XL Insurance from 1990 to 1995.

     Paul S. Giordano has been Executive Vice President and General Counsel of the Company since June 1999. Mr. Giordano served as Senior Vice President since January 1997 and was appointed Secretary of the Company on December 31, 1997. Mr. Giordano was associated with Cleary, Gottlieb, Steen & Hamilton and Clifford Chance in New York and London prior to joining the Company.

     Christopher V. Greetham has been Executive Vice President of the Company since December 1998 and has served as Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

     Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive Officer of XL Re since August 1998. He was appointed Chief Executive Officer of Reinsurance operations in July 2000. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

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

     * Jerry M. de St. Paer was appointed to the position of Executive Vice President and Chief Financial Officer of the Company on February 20, 2001, succeeding Robert R. Lusardi. Mr. de St. Paer was previously Managing Director of Hudson International Advisors in New York. Prior to forming Hudson International in 1998, he served as Managing Director, Insurance at J.P.
Morgan & Company, Inc. Mr. de St Paer was previously employed at The Equitable (now AXA Financial Advisors), from 1986 until 1997, serving most recently as Senior Executive Vice President and Chief Financial Officer of The Equitable and as Executive Vice President of Strategic Studies and Development of the AXA Groupe.

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

                                                               HIGH       LOW
                                                              -----------------
2000:
  1st Quarter...............................................  $55.375   $39.563
  2nd Quarter...............................................   61.000    45.750
  3rd Quarter...............................................   78.188    54.938
  4th Quarter...............................................   88.563    69.375
1999:
  1st Quarter...............................................  $75.188   $56.750
  2nd Quarter...............................................   66.500    56.750
  3rd Quarter...............................................   57.688    42.188
  4th Quarter...............................................   58.063    44.938

     Each Class A ordinary share has one vote, except that if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued Class A ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Articles of Association. "Controlled Shares" includes, among other things, all Class A ordinary shares for which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934).

     (b) The approximate number of record holders of ordinary shares as of December 31, 2000 was 671.

     (c) In 2000, four regular quarterly dividends were paid at $0.45 per share to all shareholders of record on February 15, May 25, August 15 and November 15.

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

     As a holding company, the Company's principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, and the United Kingdom, including the Society of Lloyd's. See
Note 18 to the Consolidated Financial Statements for further discussion.

     (d) Rights to purchase Class A ordinary shares ("the Rights") were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of XL's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data below is based upon the Company's fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

                                          2000          1999          1998         1997         1996
                                       ----------------------------------------------------------------
                                       (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT DATA:
  Net premiums earned................  $ 2,035,240   $ 1,750,006   $1,324,291   $1,114,758   $1,038,643
  Net investment income..............      542,500       525,318      417,290      345,115      304,823
  Net realized gains on
     investments ....................       50,571        94,356      211,204      410,658      174,593
  Equity in net income of
     affiliates .....................       74,355        40,907       50,292       64,959       59,084
  Fee income and other...............       14,793       100,400       22,325           --           --
  Losses and loss expenses...........    1,432,559     1,304,304      841,517      738,849      739,058
  Acquisition costs, operating
     expenses and exchange gains and
     losses .........................      743,067       689,005      436,598      318,107      277,801
  Interest expense...................       32,147        37,378       33,444       29,622       22,322
  Amortization of intangible
     assets .........................       58,597        49,141       26,881        7,403          368
  Income before minority interest and
     income tax expense..............      451,089       431,159      686,962      841,509      537,594
  Net income.........................      506,352       470,509      656,330      809,029      516,471
PER SHARE DATA:
  Net income per share - basic
     (3) ............................  $      4.07   $      3.69   $     5.86   $     7.95   $     4.81
  Net income per share - diluted
     (3) ............................  $      4.03   $      3.62   $     5.68   $     7.74   $     4.73
  Weighted average shares
  Outstanding - basic (3)............      124,503       127,601      112,034      101,708      107,339
  Weighted average shares
  Outstanding - diluted (3)..........      125,697       130,304      116,206      105,005      109,908
  Cash dividends per share (4).......  $      1.80   $      1.76   $     1.64   $     1.36   $     0.95
BALANCE SHEET DATA:
  Total investments available for
     sale............................  $ 9,501,548   $ 9,122,591   $9,057,892   $6,562,609   $5,647,589
  Cash and cash equivalents..........      930,469       557,749      480,874      383,594      321,140
  Investments in affiliates..........      792,723       479,911      154,668      524,866      414,891
  Total assets.......................   16,941,952    15,090,912   13,581,140    9,070,031    7,823,375
  Unpaid losses and loss expenses ...    5,672,062     5,369,402    4,896,643    3,972,376    3,623,334
  Notes payable and debt.............      450,032       410,726      613,873      453,866      323,858
  Shareholders' equity...............    5,573,668     5,577,078    5,612,603    3,195,749    2,637,533
  Book value per share...............  $     44.58   $     43.64   $    43.59   $    31.55   $    25.31
  Fully diluted book value per
     share ..........................  $     44.78   $     43.13   $    43.20   $    31.42   $    25.24
OPERATING RATIOS:
  Loss and loss expense ratio (2)....         70.4%         74.5%        63.5%        66.3%        71.2%
  Underwriting expense ratio (5).....         36.4%         34.3%        30.3%        27.9%        26.2%
  Combined ratio (6).................        106.8%        108.8%        93.8%        94.2%        97.4%

(1) All prior period information includes the results of NAC as though it had always been a part of the Company.

(2) The loss and loss expense ratio is the calculated by dividing the losses and loss expenses incurred by the net premiums earned.

(3) Net income per share is based on the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period as required by Statement of Financial Accounting Standard No. 128.

(4) Cash dividends per share have not been adjusted for the pooling effect of NAC.

(5) The underwriting expense ratio is the sum of acquisition expenses and operating expenses divided by net premiums earned. Operating expenses relating to the corporate segment and foreign exchange gains and losses have not been included for purposes of calculating the underwriting expense ratio. See Note 3 to the consolidated financial statements for further information.

(6) The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio of under 100% represents an underwriting profit and over 100% represents an underwriting loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the Company's results of operations and financial condition. Prior period information presented is the combination of the results formerly presented by XL Capital and NAC, as required for a business combination accounted for by the pooling of interests method, which assumes NAC had always been a part of the Company. See Note 6 to the audited Consolidated Financial Statements for further details.

     This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties, including, but not limited to, business, financial and integration risks associated with the Winterthur International acquisition and the risk that the acquisition will not be consummated. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See "-Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

     This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8.

OVERVIEW

     The insurance and reinsurance industry has remained competitive through 2000. The Company has experienced price increases on some of the short-tail business, such as the property and property catastrophe lines as the retrocession markets have become more capacity constrained. While the long tail business, such as the excess casualty lines, have not experienced the equivalent level of price increases, market pressure for rate reduction is no longer as prevalent as in 1999. During 2000, the Company continued to evaluate its product lines for profitability and exited certain lines where pricing remains at unsatisfactory levels.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income for the years ended December 31, 2000, 1999 and 1998 (U.S. dollars in thousands, except per share amounts):

                                                              2000       1999       1998
                                                            ------------------------------
Net income
  excluding net realized gains on investments.............  $442,932   $370,809   $457,402
Net realized gains on investments.........................    63,420     99,700    198,928
                                                            ------------------------------
Net income................................................  $506,352   $470,509   $656,330
                                                            ------------------------------
Earnings per share - basic................................     $4.07      $3.69      $5.86
Earnings per share - diluted..............................     $4.03      $3.62      $5.68

     Net income increased in 2000 compared to 1999 due to an increase in net investment income, equity in net income of affiliates and exchange gains and losses. This increase was partially offset by an increase in the underwriting loss. In 2000, the Company incurred after-tax charges of $124.6 million, or $0.98 per share, which included certain reserve adjustments together with employee severance charges and other costs associated with the realignment of the Company's operations and the discontinuation of certain business lines. These charges affected the underwriting results across all of the Company's segments, excluding the financial products and services segment. In 1999, the Company incurred losses of $125.0 million after-tax, or $0.97 per share, as a result of two major European windstorms in December 1999. In addition, 1999 includes an increase to reserves of $95.0 million associated with the merger with NAC. These two factors are the primary reason for the decrease in net income excluding realized gains on investments in 1999 as compared to 1998.

     Basic and diluted earnings per share increased in 2000 as compared to 1999 due to both an increase in net income and a reduction in the weighted average number of shares outstanding. The decrease in the weighted average number of shares outstanding in 2000 is a result of the Company repurchasing 5.1 million shares during the year. The decrease in the basic and diluted earnings per share in 1999 over 1998 is due to a reduction in net income.

SEGMENTS

     The Company is organized into three underwriting segments - insurance, reinsurance, and financial products and services - and a corporate segment, which includes the investment operations of the Company. Lloyd's syndicates are included in the insurance segment but are shown separately as the nature of their operations and the market in which the syndicates underwrite is significantly different to the Company's other insurance subsidiaries. See Item 1 and Item 8, Note 3 to the Consolidated Financial Statements for further details.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   2000     00 VS 99     1999     99 VS 98     1998
                                                 ----------------------------------------------------
Net premiums earned............................  $726,506     56.9%    $463,069     12.9%    $410,030
Fee income and other...........................     7,692      1.4%       7,584     (8.0%)      8,244
Losses and loss expenses.......................   502,898     62.7%     309,079     15.4%     267,823
Acquisition costs..............................   117,251     79.5%      65,318     37.0%      47,688
Operating expenses.............................    94,129     32.4%      71,094     43.0%      49,702
Exchange gains.................................    (2,344)       NM        (165)       NM           -
                                                 ----------------------------------------------------
Underwriting profit............................  $ 22,264    (12.1%)   $ 25,327    (52.3%)   $ 53,061
                                                 ----------------------------------------------------

NM = Not Meaningful

     Growth in net premiums earned in 2000 over 1999 is mainly due to new business, primarily environmental liability, written by ECS. ECS contributed approximately $260.0 million in gross premiums written and $110.0 million in net premiums earned in 2000. No premiums were written or earned by ECS in 1999 as ECS only commenced writing business on behalf of the Company with effect from January 1, 2000. Prior to this date, ECS had agency agreements in place with other companies. In addition, XL Aerospace wrote aviation and satellite business totaling $160.0 million in gross premiums written and $60.0 million in net premiums earned. In 1999, this agency wrote this business on behalf of the Lloyd's syndicates, of which the Company's share was approximately
$20.0 million in gross premium written and $11.5 million in net premium earned. 2000 also includes approximately $60.0 million in gross premiums written and $25.0 million in net premiums earned of new professional liability business written. Generally, in 2000, premium rates have continued to be negatively affected by increased competition. Some price increases were experienced in 2000 in property lines, which have also contributed to the increase in net premiums earned. However, pricing has remained relatively unchanged on the liability lines of business. Contracts were not renewed where premium rates were not deemed by the Company to be sufficient to cover the risks underwritten.

     The increase in net premiums earned in 1999 over 1998 is primarily the result of an increase in the gross premiums written in the primary property, aviation and satellite, marine and other lines of business. Net premiums earned in 1999 also reflect the purchase of Intercargo in May 1999, for which approximately $33.0 million was earned from the date of purchase. Partially offsetting this increase is a decrease in the general liability lines, where there was a reduction in the amount of gross premiums written due to increased competition that caused premium rates to decline.

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

     Fee income and other relates to fees relating to the provision of risk management and other services. As the managing agencies write more business on behalf of the Company, fee income from agency fees is expected to decline in future years.

     The increases in net losses and loss expenses, acquisition costs and operating expenses are also primarily attributable to the new business generated by ECS and XL Aerospace. These are included in the discussions below as part of the analysis of the Company's underwriting ratios.

     The decrease in the underwriting profit in each year in this segment is due to higher loss and loss expense ratios as shown below. The following table presents the ratios for this segment for each of the three years ended
December 31:

                                                              2000    1999     1998
                                                              ----------------------
Loss and loss expense ratio.................................  69.2%   66.7%    65.4%
Underwriting expense ratio..................................  29.1%   29.5%    23.8%
                                                              ----------------------
Combined ratio..............................................  98.3%   96.2%    89.2%
                                                              ----------------------

     The loss and loss expense ratio includes the effects of an intercompany stop loss arrangement in place in 2000 and 1999 with a subsidiary in the reinsurance segment. Losses incurred relating to this arrangement were $33.5 million and $100.0 million in 2000 and 1999, respectively. There was no such arrangement in place in 1998. The purpose of this arrangement is to efficiently manage statutory surplus levels across the Company. The higher losses in 1999 were the result of catastrophic losses that occurred in 1999. Had this arrangement not been in place, the loss and loss expense ratio would have been 64.6% and 45.2% in 2000 and 1999, respectively. The increase in the loss ratio in 2000 over 1999 is due to several factors. In 2000, the Company applied higher loss ratios to certain of its casualty lines written in 2000. These loss ratios have been actuarially estimated and reflect the continued negative impact that competitive market conditions have had on rates for these lines of business written in 2000. There was a reduction of loss reserves in 1999 established on the Company's liability lines due to updated actuarially determined reserve estimates that reflect the favorable development of these lines relating to prior years. Loss reserve adjustments were made in 2000 as discussed previously. Partially offsetting the increases in 2000 are additional reductions in loss reserves relating to liability lines written in prior years.

     Excluding the effects of the stop loss arrangement, the loss ratio decreased in 1999 compared to 1998 due to the reduction of liability loss reserves relating to 1998 and prior years. Due to the lack of industry data available, the Company estimates loss reserves based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company has made its best estimates for loss reserves for each underwriting year since that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year reserves have occurred where loss experience has developed more favorably than expected. This trend is not necessarily expected to continue.

     The net decrease in the underwriting expense ratio in 2000 compared to 1999 is mainly due to the significant increase in net premiums earned year over year and, unlike acquisition costs, operational expenses do not change as a direct cost of net premiums earned. Partially offsetting this decrease is the inclusion of expense charges of $13.9 million relating to employee severance and other costs in 2000 associated with the realignment of operations and the discontinuation of certain business lines. Excluding these costs, the underwriting expense ratio in 2000 would have been 27.2%. The increase in the expense ratio in 1999 over 1998 is due to two factors: changes in the product mix towards U.S. primary business in 1999 which tends to have higher acquisition costs, and the additional operating expenses incurred by the Company in establishing its start up operations in the U.S. and new lines of business.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The following table summarizes the underwriting results for the Lloyd's syndicates (U.S. dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   2000     00 VS 99     1999     99 VS 98     1998
                                                 ----------------------------------------------------
Net premiums earned............................  $357,824      0.6%    $355,769    131.2%    $153,852
Fee income and other...........................    (6,626)       NM      65,892        NM      14,081
Losses and loss expenses.......................   260,372    (12.5%)    297,595    152.0%     118,111
Acquisition costs..............................   119,870     34.4%      89,195    191.4%      30,614
Operating expenses.............................    28,727     (2.0%)     29,305     90.3%      15,399
Exchange gains.................................    (5,986)       NM      (1,180)       NM        (524)
                                                 ----------------------------------------------------
Underwriting (loss) profit.....................  $(51,785)       NM    $  6,746     55.7%    $  4,333
                                                 ----------------------------------------------------

     The small increase in net premiums earned in 2000 over 1999 reflect the growth in business written by XL Brockbank and Denham due principally to an increase in syndicate capacity provided by the Company from approximately 43% to 50% at XL Brockbank and from approximately 43% to 75% at Denham. The Company has increased capacity at Denham to 100% for 2001. Partially offsetting this increase is the reduction in net premiums earned relating to the motor business that was sold effective December 31, 1999. The Company retains the residual liability on this business. In the years ended December 31, 2000 and 1999, net premiums earned on the motor business were $82.8 million and $135.9 million respectively. Net premiums earned relating to the motor business will decline substantially in subsequent years. In addition, net premiums earned were reduced in 2000 relating to additional reinsurance costs recorded by XL Brockbank relating to an outwards stop loss reinsurance policy. Under this policy, additional premiums become payable as losses develop for certain lines of business. Reinsurance costs of $23.3 million, $13.4 million and $7.6 million were incurred for 2000, 1999 and 1998, respectively. Of the cost incurred for 2000, approximately $19.1 million relates to losses on certain business lines that the Company will be exiting as part of the reorganization. Coverage provided by this stop loss reinsurance policy has been significantly reduced for 2001 and while this may reduce reinsurance costs, it exposes XL Brockbank to potentially higher net losses.

     The increase in net premiums earned in 1999 compared to 1998 is a result of the acquisition of Brockbank in August 1998. In addition, results for Denham were not significant in 1998.

     In 1999, fee income and other primarily relates to the sale by XL Brockbank of its two motor insurance businesses, Admiral and Zenith, resulting in a gain of $40.2 million. In addition, 1999 also included $42.1 million of fees generated from the motor business prior to the sale. No such income was earned in 2000. XL Brockbank's managing agencies may also earn profit commissions and fees from syndicates they manage in order to offset their operating expenses. 1999 included $2.9 million in profit commissions. Due to the loss deterioration in the Lloyd's market, no commissions were earned in 2000, resulting in expenses in excess of fee income in 2000.

     Exchange gains in 2000 and 1999 arise from the translation of foreign currency assets and liabilities, primarily from exchange rate movements between U.K sterling and the U.S. dollar in the year.

     The following table presents the underwriting ratios:

                                                               2000     1999     1998
                                                              ------------------------
Loss and loss expense ratio.................................   72.8%    83.6%    76.8%
Underwriting expense ratio..................................   41.5%    33.3%    29.9%
                                                              ------------------------
Combined ratio..............................................  114.3%   116.9%   106.7%
                                                              ------------------------

     The decrease in the loss ratio and increase in the expense ratio in 2000 over 1999 primarily reflects the effect of the sale of the motor business. In 1999, the motor business had a loss ratio of approximately 101.1% and an expense ratio of approximately 21.8%. Other business written by XL Brockbank and Denham typically has lower loss ratios and higher commissions than the motor business. The increase in the expense ratio in 2000 was also due to two other factors
(i) the reduction in net premiums earned due to the additional reinsurance costs for the stop loss policy. Excluding the effects of this reinsurance cost, the expense ratio would have been 39.0%, 32.1% and 28.5% for 2000, 1999 and 1998, respectively, and (ii) 2000 includes a charge of $7.5 million for employee severance and other costs associated with the realignment of the Company's operations.

     The increase in the loss ratio in 1999 over 1998 is due to reserve increases related to adverse development on the U.K. motor business prior to the sale for which the Company still retains residual liabilities.

     REINSURANCE OPERATIONS

     The following table summarizes the underwriting results for this segment (U.S. dollars in thousands):

                                                            % CHANGE               % CHANGE
                                                   2000     00 VS 99     1999      99 VS 98     1998
                                                 -----------------------------------------------------
Net premiums earned............................  $927,195      1.9%    $ 909,915     19.7%    $760,409
Fee income and other...........................    (2,197)       NM            -                     -
Losses and loss expenses.......................   663,173     (4.2%)     692,269     52.0%     455,583
Acquisition costs..............................   247,352     10.2%      224,359     31.2%     171,039
Operating expenses.............................   102,132      0.1%      101,978     17.7%      86,670
Exchange (gains) losses........................     3,868        NM        1,286        NM      (1,129)
                                                 -----------------------------------------------------
Underwriting (loss) profit.....................  $(91,527)    16.8%    $(109,977)       NM    $ 48,246
                                                 -----------------------------------------------------

     The increase in net premiums earned is mainly a result of an increase in net premiums written across most lines of business. The Company has experienced some premium rate increases in the other property, marine, aviation and satellite lines of business in 2000 over 1999. However, pricing also remained generally unchanged in the international property (excluding property catastrophe) and liability lines of business written by the Company. Partially offsetting this increase in net premiums earned is an increase in reinsurance costs incurred in 2000 over 1999, primarily relating to stop loss reinsurance policies. Under these policies, additional premiums become due once losses exceed certain levels. Additional reinsurance costs of $80.6 million, $20.5 million and $5.5 million were incurred in 2000, 1999 and 1998, respectively, relating to these policies, where reinsurance recoveries have been recorded of $151.8 million, $65.0 million and $25.0 million, respectively, for each of the years.

     The increase in net premiums earned in 1999 over 1998 is due to two factors: (i) the acquisition of Mid Ocean in August 1998 which results in only five months of net premiums earned included in 1998 compared to twelve months in 1999, and (ii) increases in gross premiums written and earned in the casualty reinsurance business in 1999 resulting from new business opportunities.

     Fee income and other in 2000 relates primarily to non-underwriting costs relating to an outward reinsurance contract that did not exist in 1999 or prior.

     Operating expenses increased in 1999 over 1998 due to the acquisition of Mid Ocean.

     The following table presents the underwriting ratios for this segment:

                                                               2000     1999     1998
                                                              ------------------------
Loss and loss expense ratio.................................   71.5%    76.1%    60.0%
Underwriting expense ratio..................................   37.7%    35.9%    33.9%
                                                              ------------------------
Combined ratio..............................................  109.2%   112.0%    93.9%
                                                              ------------------------

     Net losses and loss expenses incurred in the segment reflect a recovery of $33.5 million and $100.0 million respectively, under an intercompany stop loss arrangement. The loss and loss expense ratio in 2000 and 1999 would have been 75.1% and 87.1% respectively, had this arrangement not been in place. Included in net losses incurred in 2000 are loss reserve adjustments as discussed previously. Excluding the effects of the intercompany stop loss agreement, the loss ratio was higher in 1999 compared to both 2000 and 1998 primarily due to a higher amount of catastrophe losses and a reserve adjustment of $95.0 million relating to the merger with NAC. Loss events in 2000, which included an oil refinery loss in Kuwait, several satellite losses and the Singapore Airlines loss, totaled approximately $95.0 million. Catastrophe losses in 1999 included European windstorms, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses totaling approximately $185.0 million. In addition, there was an increase in the loss ratio in 2000 and 1999 in the casualty reinsurance business in accordance with actuarial estimates, caused to a large extent by the deterioration in premium rates. Actuarial assumptions are used to establish initial expected loss ratios employed in the actuarial methodologies from which the reserve for losses and loss expenses is derived. Such loss ratios are periodically adjusted to reflect comparisons with actual claims development, inflation and other considerations.

     Property catastrophe business has loss experience that is generally categorized as low frequency but high severity in nature. This may result in volatility in the Company's financial results for any fiscal year or quarter. Property catastrophe losses generally are notified and paid within a short period of time from the covered event.

     The increase in the underwriting expense ratio in 2000 compared to 1999 is primarily due to lower net earned premiums in 2000 relating to the additional stop loss reinsurance costs incurred. Excluding the effect of these costs, the underwriting expense ratio would have been 34.7%, 35.1% and 33.6% for 2000, 1999 and 1998, respectively. Underwriting expenses increased in 1999 over 1998 primarily due to an increase in profit commissions payable to cedents of proportional business written by XL Re. Profitability on some contracts written in earlier underwriting years has increased relative to original estimates, with the resulting increases in profit commissions payable.

     The Company's casualty business includes a minimal element of asbestos and environmental claims on business written prior to 1986. The Company's reserving process includes a supplemental evaluation of claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. However, the Company's loss and loss expense reserves for such exposures, net of reinsurance, as of December 31, 2000, 1999, and 1998 is less than 1% of its total reserves. A reconciliation of the Company's gross and net liabilities for such exposures for the three years ending December 31, 2000 is set forth in Note 7 of the Notes to Consolidated Financial Statements.

     FINANCIAL PRODUCTS AND SERVICES

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                                       % CHANGE
                                                              2000     00 VS 99    1999
                                                            -----------------------------
Net premiums earned.......................................  $ 23,715      11.6%  $ 21,253
Fee income and other......................................    15,924    (40.9%)    26,924
Losses and loss expenses..................................     6,116      14.1%     5,361
Acquisition costs.........................................     1,323    (37.2%)     2,108
Operating expenses........................................    29,969      79.8%    16,670
Exchange (gains) losses...................................         -          -         -
                                                            -----------------------------
Underwriting profit.......................................  $  2,231    (90.7%)  $ 24,038
                                                            -----------------------------

     Financial guaranty premiums are earned over the life of the exposure, which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis are not earned until the premium is reported. The increase in net premiums earned mainly reflects new business written in 2000.

     The Company may provide financial guaranties in credit default swap form rather than in insurance form. Premiums received in respect of credit default swaps, net of estimated losses, are included as fee income and earned over the life of the policies. Fee income in 2000 relates primarily to credit default swaps. From time to time, the Company will assist in structuring other financial transactions that may result in fee income. These transactions tend to be irregular in nature.

     In late 2000, the Company established operations to provide insurance form coverages that previously were available primarily in capital markets. No premiums were written relating to this business in 2000. The Company intends to hedge these risks as they are assumed.

     The following table presents the underwriting ratios for the financial products and services segment:

                                                               2000     1999
                                                              ---------------
Loss and loss expense ratio.................................   25.8%    25.2%
Underwriting expense ratio..................................  131.9%    88.4%
                                                              ---------------
Combined ratio..............................................  157.7%   113.6%
                                                              ---------------

     The financial guaranty operations write business with an expected loss ratio of approximately 25%. Operating expenses for this segment include expenses associated with the Company's activities in writing financial solutions and in generating deposit liabilities. Revenues associated with these transactions are reflected in investment income, net realized gains on investments and equity earnings in affiliates. Thus, the expense ratio and combined ratio tend to be higher than traditional insurance results. Not all premiums written have related acquisition costs. The calculation of the expense ratio excludes fee income derived from credit default swap transactions. If this income were included, the expense ratio and the combined ratio would have been 81.8% and 107.6% respectively in 2000 and 70.4% and 95.6% respectively in 1999. The high expense ratio continues to reflect the start up nature of this segment.

     INVESTMENT ACTIVITIES

     The following table illustrates the change in net investment income and net realized gains and losses for each of the three years ended December 31, 2000 (U.S dollars in thousands):

                                                            % CHANGE              % CHANGE
                                                   2000     00 VS 99     1999     99 VS 98     1998
                                                 ----------------------------------------------------
Net investment income..........................  $542,500      3.3%    $525,318     25.9%    $417,290
Net realized investment gains..................  $ 50,571        NM    $ 94,356        NM    $211,204
Annualized effective yield.....................     5.99%         -       5.85%         -       5.38%

     External investment professionals manage the Company's portfolio under the direction of the Company's management.

     As at December 31, 2000 and 1999, total investments and cash, net of the payable for investments purchased, were $9.1 billion, respectively. While there was no significant change between the years, 2000 included the reinvestment of investment income and realized gains, and the receipt of assets relating to the loss portfolio transfers discussed further in "-Financial Condition and Liquidity". These receipts were offset by the transfer of assets to limited partnerships and affiliate investments, claim payments and the repurchase of the Company's shares. As the Company's long-tail casualty business matures over the next three to five years, it is possible that claims payments may increase due to the additional exposure to events that occurred in prior years but have not yet been paid. Funds available for investment may therefore be reduced as compared to prior years due to such increased claims payments. The Company's fixed income investments (including short-term investments and cash equivalents) at December 31, 2000 represented approximately 86.4% of investments available for sale and were managed by several independent investment managers with different strategies. Of the fixed income securities, approximately 88.9% were investment grade, with 61.1% rated Aa or AA or better by a nationally recognized rating agency.

     The net payable for investments purchased relates to timing differences as investments are accounted for on a trade date basis. This increased to $1.4 billion at December 31, 2000 from $0.6 billion at December 31, 1999, primarily due to higher investment in certain mortgage-backed securities where the settlement period is generally longer than most fixed income investments.

     The increase in investment income in the years presented is primarily due to an increase in the annualized effective yield on the portfolio as the proportion of fixed maturities held increased compared to the prior year. The Company's investment base includes assets relating to deposit liabilities assumed in 2000 and late 1999. Investment income earned on these assets is reduced by the investment expense created by the accretion of these deposit liabilities. Excluding the assets relating to deposit liabilities, the investment base has declined in 2000 compared to 1999 due to claims payments, repurchase of shares and reallocation of assets to other strategic investmnets. However, investment yields have been higher in 2000 compared to 1999, which together with additional income derived from the asset accumulation business, has resulted in higher net investment income.

     Net realized gains in 2000 include a $54.1 million gain on the sale of the Company's investment in FSA Holdings, Inc. However, offsetting this gain, the Company incurred realized capital losses of approximately $66.2 million in certain other investments where the Company determined there to be an other than temporary decline in value of such investments.

     Net realized investment gains in 1999 and 1998 reflect the strong performance of the equity market. In 1998, equity gains of $150.0 million were realized as some of the Company's equity managers realized gains where they believed that valuations had reached their targets. However, 1999 equity gains were offset by declining fixed income markets that had been strong throughout most of 1998. Due to declining interest rates combined with widening spreads in the corporate and mortgage markets, the fixed income sector allowed the Company opportunities to increase the yield on its investment in 1999.

     OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31, 2000 (U.S. dollars in thousands):

                                                               % CHANGE              % CHANGE
                                                      2000     00 VS 99     1999     99 VS 98    1998
                                                    ---------------------------------------------------
Equity in net income of affiliates................  $ 74,355     81.8%    $ 40,907   (18.7)%    $50,292
Foreign exchange gains............................    55,159        NM           -         -          -
Amortization of intangible assets.................    58,597     19.2%      49,141     82.8%     26,881
Corporate operating expenses......................    61,935   (30.4)%      89,037        NM     37,139
Interest expense..................................    32,147   (14.0)%      37,378     11.8%     33,444
Minority interest.................................     1,093        NM         220        NM        749
Income tax........................................   (56,356)    42.4%     (39,570)       NM     29,883

     The increase in equity earnings of affiliates in 2000 compared to 1999 is primarily attributable to increased returns on the Company's holdings in investment management companies and the funds managed by those companies, in addition to new affiliate investments made in 2000. 1999 included a loss of $3.6 million relating to Arch Capital (formerly Risk Capital), which was sold in 2000. This loss, together with the inclusion of only seven months of equity earnings from the Company's equity position in Mid Ocean in 1998, contributed to the decrease in equity in net income of affiliates in 1999 compared to 1998.

     Foreign exchange gains in 2000 related to the revaluation of a deposit liability denominated in U.K. Sterling. The exchange rate movement on the assets matching this deposit liability is included in accumulated other comprehensive income as those assets are designated as available for sale, and in net realized gains on sale of investments. Effective January 1, 2001, the Company has reorganized its corporate and operational structure for U.K. Sterling asset accumulation business such that future exchange translation adjustments of this nature will be matched against corresponding investment portfolio movements with minimal effect on earnings.

     The increase in the amortization of intangible assets in 2000 compared to 1999 primarily related to a full year's charge for ECS and XL Specialty, acquired in the second quarter of 1999. The increase in 1999 over 1998 related to the acquisition of Mid Ocean in 1998, where a full year's goodwill charge was included in 1999.

     Corporate operating expenses in 2000 included $5.7 million relating to charges for employee severance and other costs relating to the realignment of Company's operations. 1999 included $45.3 million of charges related to the merger with NAC and 1998 included $17.5 million of charges associated with the merger with Mid Ocean were included in corporate operating expenses. Excluding these charges, the net increase in corporate operating expenses in each of the years presented is due to the increase in the corporate infrastructure necessary to support the growing worldwide operations of the Company.

     Decreases in interest expense in 2000 compared to 1999 reflect a reduction in debt carried by the Company through 2000 compared to 1999. The Company extinguished convertible debt assumed in connection with the NAC merger in 1999. In addition, the Company pooled capital with its existing operations as a result of acquisitions in the U.S. in 1999, which facilitated repayment of debt in the third quarter of 1999. This decrease was partially offset by interest expense related to interim borrowings used to finance the repurchase of shares in the year ended December 31, 2000. Increases in interest expense in 1999 compared to 1998 is due to the increase in the average long-term debt outstanding in 1999, which was mainly used to finance the acquisitions of ECS and Intercargo, and the repurchase of shares in both 1999 and 1998.

     The change in the income taxes of the Company principally reflects the decline in the profitability of the U.S. operations for each year. Deterioration of the casualty book in 2000 and 1999 resulted in pre-tax net losses for U.S. operations, generating an income tax benefit for both years. See Note 17 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including the Society of Lloyd's that are described more fully in
Note 18 to Consolidated Financial Statements. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at December 31, 2000 was $5.6 billion, of which $3.2 billion was retained earnings.

     Certain business written by the Company has loss experience characterized as low frequency and high severity exposures. This may result in volatility in both the Company's results and operational cash flows. However, the Company continues to generate positive cash flow from operating activities.

     In 2000, 1999 and 1998, the total amount of net losses paid by the Company was $1.7 billion, $1.1 billion, $0.7 billion, respectively. The increase in 2000 compared to 1999 is due to an increase in the amount of net premiums written by the Company, together with losses paid for the settlement of previously established reserves, particularly catastrophe losses. Paid losses in 2000 also include $74.0 million relating to a commutation payment. The increase in paid losses in 1999 over 1998 is primarily due to the acquisition of Mid Ocean in August 1998. The higher amount of paid claims in 2000 compared to 1999 has contributed to the lower operational cash flow in 2000 as compared to 1999.

     The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated by using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company's subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

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

     In 2000, the Company made the following investments:

     (1) The Company exchanged its investment in Arch Capital (formerly known as Risk Capital Holdings), an affiliate, and $3.6 million in cash for Arch Capital's ownership in Latin American Re and 1.4 million shares and 100,000 warrants of Annuity & Life Re. The Company also acquired the remaining shares of Latin American Re owned by that company's management in December 2000.

     (2) The Company acquired ECS Re, a subsidiary of ECS Inc, for $21.0 million in cash.

     (3) The Company invested a further $177.2 million in affiliates, the majority of which related to investment fund affiliates, and a further $55.9 million in limited partnerships and other investments.

     The Company assumed loss portfolio transfers during 2000 and 1999 that are accounted for on a deposit basis. These reserves are included in deposit liabilities and policy benefit reserves with the corresponding assets held in investments available for sale.

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

     The Company has had several stock repurchase programs as part of its capital management strategy. In June 1999, the Board of Directors rescinded the Company's share repurchase program in place at that time. On January 9, 2000, the Board of Directors authorized a new program for the repurchase of up to $500.0 million. The new share repurchase program was announced in conjunction with a dividend increase of $0.04 per share per annum. Under the current program, in 2000, the Company purchased 5.1 million shares at a cost of $247.7 million or an average of $48.82 per share.

     As at December 31, 2000, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $2.6 billion comprising a 364-day facility, 5-year facilities, notes payable and letter of credit facilities. Debt and notes outstanding at December 31, 2000 were $450.0 million and letters of credit outstanding were $1.1 billion. Letters of credit issued and outstanding, 14% of which were collateralized by the Company's investment portfolio, primarily support U.S. non-admitted business and the Company's Lloyd's capital requirements. Approximately 40% of the letters of credit outstanding were issued in connection with intercompany reinsurance agreements.

     During 2000 and 1999, borrowings under these facilities were $250.3 million and $328.7 million, respectively, and repayments under the facilities were $211.0 million and $339.7 million, respectively. The borrowings in 2000 were used as interim funding of share buybacks and were repaid using funds from the equity portfolio. The borrowings in 1999 facilitated the repurchase of shares and the purchase of Intercargo and ECS. In June 1999, the Company converted $100 million 5.25% Convertible Subordinate Debentures due 2002 through the issue of 1.8 million shares out of treasury. The total pre-tax interest expense on notes and debt outstanding during the year ended
December 31, 2000 and 1999 was $32.1 million and $37.4 million, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout the period. See
Note 10 to the Consolidated Financial Statements for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

YEAR 2000 ISSUES

     There was no significant impact of Year 2000 issues on the Company's technology systems. The Company did not experience any significant disruption due to the impact of Year 2000 issues on its service providers.

     The Company continues to be subject to risks associated with Year 2000 issues based upon the underwriting exposures that it assumed. All insurance and reinsurance subsidiaries of the Company examined the potential exposure to Year 2000-related risks associated with the coverages that they provided. In some instances, Year 2000-related risks were expressly excluded from or included in certain coverages, and in other instances, coverage in respect of such risks is neither expressly excluded nor included. To the extent that Year 2000-related risks materialize, participants in the property and casualty insurance and reinsurance industry, including the Company, could pay or incur significant claims, losses or defense costs which could have a material adverse effect on the Company's results of operations and financial condition. In view of the apparent lack of significant Year 2000-related losses, the Company does not expect to have substantial exposure to Year 2000-related coverage claims. See generally "-Cautionary Note Regarding Forward-Looking Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The Company is exposed to potential loss from various market risks, including changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company enters into derivatives and other financial instruments for trading purposes, primarily for risk management purposes.

     This risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ significantly from these anticipated results due to actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally "--Cautionary Note Regarding Forward-Looking Statements".

     The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by changes in interest rates, equity prices and foreign currency exchange rates.

     An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 6.1% or $480.0 million on the Company's fixed income portfolio as of December 31, 2000.

     In evaluating the impact of price changes of the equity portfolio, a 10% change in equity prices would affect total return by approximately
$55.7 million at December 31, 2000.

     The Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

FOREIGN CURRENCY RISK MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on them are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 2000, forward foreign exchange contracts with notional principal amounts totaling $111.9 million were outstanding. The fair value of these contracts as at December 31, 2000 was $109.6 million with unrealized losses of $2.3 million. Gains of $28.1 million were realized during the year. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2000 would have resulted in approximately $0.4 million and $7.4 million in unrealized losses, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At December 31, 2000, the Company had $54.9 million of such contracts outstanding, and had recognized $1.5 million in realized and unrealized losses for the year. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2000 would have resulted in approximately $6.1 million in unrealized gains and $5.1 million in unrealized losses, respectively.

     The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is effectively closed by entering into an offsetting purchase contract. At December 31, 2000, the Company had, as hedges, foreign exchange contracts for the sale of $121.0 million and the purchase of $25.7 million of foreign currencies at fixed rates, primarily Euros. The notional value of fixed maturities denominated in foreign currencies that were hedged and held by the Company as at December 31, 2000 was $100.6 million. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2000 would have resulted in approximately $12.1 million and $1.1 million in unrealized losses, respectively.

     In connection with these foreign exchange contracts directly hedging foreign currency fixed maturity investments, unrealized foreign exchange gains or losses are deferred and included in accumulated other comprehensive income. As at December 31, 2000, unrealized losses amounted to $10.2 million. Realized gains of $14.6 million were recognized in earnings during 2000.

     During the year ended December 31, 2000, the Company used foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the amount of its known claims payable in foreign currencies. These contracts were not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts were recorded in income in the period in which they occurred. As at December 31, 2000, no contracts were outstanding. A loss of $6.8 million was realized in the year in connection with these contracts.

     In 2000, the Company used foreign exchange forward contracts to reduce its exposure to premiums receivable denominated in foreign currencies. The forward contract is closely matched with the receivable maturity date. Both the foreign currency receivable and the offsetting forward contract are marked to market on each balance sheet date, with any gains and losses recognized in the income statement. As at December 31, 2000, the Company had forward contracts outstanding for the sale of $10.0 million of foreign currencies at fixed rates, primarily U.K. Sterling. Losses of $0.1 million were realized during 2000.

     The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire the foreign currency at an agreed rate in the future. Any gains or losses on the forward contracts are deferred and included as a component of shareholders' equity. As the administration expenses are incurred, the gains and losses are recognized in the income statement. At December 31, 2000, the Company had forward contracts outstanding for the purchase of $12.8 million of Euros and U.K. Sterling at fixed rates. Gains deferred in accumulated other comprehensive income as at December 31, 2000 were insignificant. No gains or losses were realized during the year.

FINANCIAL MARKET EXPOSURE

     The Company invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31, 2000, the portfolio held
$43.7 million in exposure to S&P 500 Index futures and underlying assets of $43.2 million. Based on this value, a 10% increase or decrease in the price of these futures would have resulted in exposure of $48.1 million and $39.3 million, respectively. The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the year ended December 31, 2000, net realized losses from index futures totaled $0.2 million as a result of the 10.1% decrease in the S&P Index during the twelve-month period.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist and also to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. At December 31, 2000, bond and stock index futures outstanding were $40.1 million with underlying investments having a market value of $2.5 billion. A 10% appreciation or depreciation of these derivative instruments at this time would have resulted in unrealized gains and losses of $4.0 million, respectively.

CURRENT OUTLOOK

     Most of the property and casualty markets in which the Company operates have seen some improvements in pricing and policy terms and conditions for renewals of contracts the Company has underwritten thus far for 2001. However, the Company believes there will need to be a continuation of these improvements for some time in order for the industry to fully recover from the prolonged competitive downturn that has negatively impacted most companies' results over the past several years.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (v) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance; (viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (ix) the impact of the Year 2000-related issues on the Company's underwriting exposures; (x) loss of key personnel; (xi) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xii) changes in rating agency policies or practices; (xiii) changes in accounting policies or practices; and
(xiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES    PAGE
------------------------------------------------------------  --------
Consolidated Balance Sheets as at December 31, 2000 and
  1999......................................................     33

Consolidated Statements of Income and Comprehensive income
  for the years ended December 31, 2000, 1999 and 1998......     34

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............     35

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     36

Notes to Consolidated Financial Statements for the years
  ended December 31, 2000, 1999 and 1998....................     37

                                 XL CAPITAL LTD

          CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2000 AND 1999
               (U.S. dollars in thousands, except share amounts)

                                                                 2000          1999
                                                              -------------------------
                                      A S S E T S
Investments:
  Fixed maturities at fair value (amortized cost: 2000,
     $8,714,196;
     1999, $7,835,919)......................................  $ 8,605,081   $ 7,581,151
  Equity securities, at fair value (cost: 2000, $515,440;
     1999, $863,020)........................................      557,460     1,136,180
  Short-term investments, at fair value (amortized cost:
     2000, $347,147;
     1999, $405,375)........................................      339,007       405,260
                                                              -------------------------
        Total investments available for sale................    9,501,548     9,122,591
Cash and cash equivalents...................................      930,469       557,749
Investments in affiliates...................................      792,723       479,911
Other investments...........................................      177,651       165,613
Accrued investment income...................................      143,235       111,590
Deferred acquisition costs..................................      309,268       275,716
Prepaid reinsurance premiums................................      391,789       217,314
Premiums receivable.........................................    1,119,723     1,126,397
Reinsurance balances receivable.............................      196,002       149,880
Unpaid losses and loss expenses recoverable.................    1,339,767       831,864
Intangible assets (accumulated amortization: 2000, $177,260;
  1999, $118,663)...........................................    1,591,108     1,626,946
Deferred tax asset, net.....................................      152,168        97,928
Other assets................................................      296,501       327,413
                                                              -------------------------
        Total assets........................................  $16,941,952   $15,090,912
                                                              -------------------------

          L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
Liabilities:
Unpaid losses and loss expenses.............................  $ 5,672,062   $ 5,369,402
Deposit liabilities and policy benefit reserves.............    1,209,926       837,893
Unearned premiums...........................................    1,741,393     1,497,376
Notes payable and debt......................................      450,032       410,726
Reinsurance balances payable................................      441,900       387,916
Net payable for investments purchased.......................    1,372,476       622,260
Other liabilities...........................................      439,433       345,738
Minority interest...........................................       41,062        42,523
                                                              -------------------------
        Total liabilities...................................  $11,368,284   $ 9,513,834
                                                              -------------------------
Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding:
  Class A ordinary shares (2000, 125,020,676; 1999,
     124,691,541)...........................................  $     1,250   $     1,247
  Class B ordinary shares (2000, Nil; 1999, 3,115,873)......            -            31
Contributed surplus.........................................    2,497,416     2,520,136
Accumulated other comprehensive (loss) income...............     (104,712)       19,311
Deferred compensation.......................................      (17,727)      (28,797)
Retained earnings...........................................    3,197,441     3,065,150
                                                              -------------------------
        Total shareholders' equity..........................  $ 5,573,668   $ 5,577,078
                                                              -------------------------
        Total liabilities and shareholders' equity..........  $16,941,952   $15,090,912
                                                              -------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (U.S. dollars in thousands, except per share amounts)

                                                                  2000         1999         1998
                                                               ------------------------------------
Revenues:
  Net premiums earned.......................................   $2,035,240   $1,750,006   $1,324,291
  Net investment income.....................................      542,500      525,318      417,290
  Net realized gains on sales of investments................       50,571       94,356      211,204
  Equity in net income of affiliates........................       74,355       40,907       50,292
  Fee income and other......................................       14,793      100,400       22,325
                                                               ------------------------------------
        Total revenues......................................    2,717,459    2,510,987    2,025,402
                                                               ------------------------------------
Expenses:
  Losses and loss expenses..................................    1,432,559    1,304,304      841,517
  Acquisition costs.........................................      485,796      380,980      249,341
  Operating expenses........................................      316,892      308,083      188,910
  Exchange gains............................................      (59,621)         (58)      (1,653)
  Interest expense..........................................       32,147       37,378       33,444
  Amortization of intangible assets.........................       58,597       49,141       26,881
                                                               ------------------------------------
        Total expenses......................................    2,266,370    2,079,828    1,338,440
                                                               ------------------------------------
Income before minority interest and income tax expense......      451,089      431,159      686,962
  Minority interest in net income of subsidiary.............        1,093          220          749
  Income tax (benefit) expense..............................      (56,356)     (39,570)      29,883
                                                               ------------------------------------
Net income..................................................   $  506,352   $  470,509   $  656,330
                                                               ------------------------------------
Change in net unrealized appreciation of investments........     (118,321)    (211,842)     (15,414)
Foreign currency translation adjustments....................       (5,702)      (4,032)        (872)
                                                               ------------------------------------
Comprehensive Income........................................   $  382,329   $  254,635   $  640,044
                                                               ------------------------------------
Weighted average ordinary shares and ordinary share
  equivalents outstanding - basic...........................      124,503      127,601      112,034
                                                               ------------------------------------
Weighted average ordinary shares and ordinary share
  equivalents outstanding - diluted.........................      125,697      130,304      116,206
                                                               ------------------------------------
Earnings per ordinary share and ordinary share equivalent -
  basic.....................................................   $     4.07   $     3.69   $     5.86
                                                               ------------------------------------
Earnings per ordinary share and ordinary share equivalent -
  diluted...................................................   $     4.03   $     3.62   $     5.68
                                                               ------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (U.S. dollars in thousands)

                                                                 2000         1999         1998
                                                              ------------------------------------
Ordinary Shares:
  Balance - beginning of year...............................  $    1,278   $    1,287   $    1,013
  Issue of shares...........................................           -            1           15
  Issue of shares - Mid Ocean acquisition...................           -            -          291
  Exercise of stock options.................................          23            5            3
  Repurchase of treasury shares.............................         (51)         (15)         (35)
                                                              ------------------------------------
        Balance - end of year...............................       1,250        1,278        1,287
                                                              ------------------------------------
Contributed Surplus:
  Balance - beginning of year...............................   2,520,136    2,508,062      506,452
  Issue of shares...........................................       2,652       15,951      101,502
  Issue of shares Mid Ocean acquisition.....................           -            -    2,093,426
  Exercise of stock options.................................      74,538       11,711        9,147
  Repurchase of treasury shares.............................     (99,910)     (15,588)    (202,465)
                                                              ------------------------------------
        Balance - end of year...............................   2,497,416    2,520,136    2,508,062
                                                              ------------------------------------
Accumulated other comprehensive (loss) income:
  Balance - beginning of year...............................      19,311      235,185      251,471
  Net change in unrealized gains on investment portfolio,
     net of tax.............................................    (112,031)    (213,482)     (10,352)
  Net change in unrealized gains on investment portfolio
     of affiliate...........................................      (6,290)       1,640       (5,062)
  Currency translation adjustments..........................      (5,702)      (4,032)        (872)
                                                              ------------------------------------
        Balance - end of year...............................    (104,712)      19,311      235,185
                                                              ------------------------------------
Deferred Compensation:
  Balance - beginning of year...............................     (28,797)     (22,954)     (18,263)
  Forfeit (issue) of restricted shares......................       1,555      (13,603)     (10,506)
  Amortization..............................................       9,515        7,760        5,815
                                                              ------------------------------------
        Balance - end of year...............................     (17,727)     (28,797)     (22,954)
                                                              ------------------------------------
Retained Earnings:
  Balance - beginning of year...............................   3,065,150    2,891,023    2,455,076
  Net income................................................     506,352      470,509      656,330
  Cash dividends paid.......................................    (225,572)    (212,659)    (156,482)
  Repurchase of treasury shares.............................    (148,489)     (83,723)     (63,901)
                                                              ------------------------------------
        Balance - end of year...............................   3,197,441    3,065,150    2,891,023
                                                              ------------------------------------
Total shareholders' equity..................................  $5,573,668   $5,577,078   $5,612,603
                                                              ------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (U.S. dollars in thousands)

                                                                   2000           1999           1998
                                                               ------------------------------------------
Cash flows provided by operating activities:
  Net income................................................   $    506,352   $    470,509   $    656,330
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Net realized gains on sales of investments................        (50,571)       (94,356)      (211,204)
  Amortization of discounts on fixed maturities.............        (47,099)       (14,429)       (14,718)
  Equity in net income of affiliates........................        (74,355)       (40,907)       (50,292)
  Amortization of deferred compensation.....................          8,861          7,657          5,815
  Amortization of intangible assets.........................         58,597         49,141         26,881
  Unpaid losses and loss expenses...........................        259,728        411,396        323,857
  Unearned premiums.........................................        244,017        131,767         52,161
  Premiums receivable.......................................          6,674       (166,027)         4,245
  Unpaid losses and loss expenses recoverable...............       (506,242)      (212,928)      (221,177)
  Prepaid reinsurance premiums..............................       (174,475)        (1,848)       (45,961)
  Reinsurance balances receivable...........................        (46,122)       (25,109)       (31,103)
  Other.....................................................         77,086        (25,632)        39,783
                                                               ------------------------------------------
        Total adjustments...................................       (243,901)        18,725       (121,713)
                                                               ------------------------------------------
  Net cash provided by operating activities.................        262,451        489,234        534,617
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
     investments............................................     22,287,287     15,664,591     15,765,103
  Proceeds from redemption of fixed maturities and
     short-term investments.................................        460,733        134,565        516,418
  Proceeds from sale of equity securities...................      1,480,853      1,017,177        918,501
  Purchases of fixed maturities and short-term
     investments............................................    (22,798,463)   (16,075,719)   (16,460,877)
  Purchases of equity securities............................     (1,071,351)      (803,728)    (1,020,032)
  Deferred (gains) losses on forward contracts..............          9,388           (509)       (12,163)
  Investments in affiliates, net of dividends received......       (180,818)      (342,142)        24,193
  Acquisition of subsidiaries, net of cash acquired.........         (3,094)      (173,206)        41,483
  Other investments.........................................        (55,917)      (120,717)         4,411
  Deposit liabilities and policy benefit reserves...........        372,033        837,893              -
  Other assets..............................................        (40,564)       (35,133)        13,430
                                                               ------------------------------------------
Net cash provided by (used in) investing activities.........        460,087        103,072       (209,533)
Cash flows provided by (used in) financing activities:
  Issue of shares...........................................              -             69            514
  Proceeds from exercise of stock options...................         74,561         14,014         15,092
  Repurchase of treasury shares.............................       (248,450)       (99,344)      (266,401)
  Dividends paid............................................       (225,572)      (212,659)      (156,481)
  Proceeds from loans.......................................        250,300        328,700        655,000
  Repayment of notes........................................              -       (100,000)             -
  Repayment of loans........................................       (211,000)      (339,735)      (495,000)
  Repayment of debentures...................................              -       (101,737)             -
  Minority interest.........................................         10,892         (4,900)        19,988
                                                               ------------------------------------------
Net cash used in financing activities.......................       (349,269)      (515,592)      (227,288)
Effects of exchange rate changes on foreign currency cash...           (549)           161           (516)
Increase in cash and cash equivalents.......................        372,720         76,875         97,280
Cash and cash equivalents - beginning of year...............   $    557,749   $    480,874   $    383,594
                                                               ------------------------------------------
Cash and cash equivalents - end of year.....................   $    930,469   $    557,749   $    480,874
                                                               ------------------------------------------
Net taxes received (paid)...................................   $     13,347   $    (30,246)  $    (31,200)
                                                               ------------------------------------------
Interest paid...............................................   $    (30,505)  $    (28,268)  $    (32,800)
                                                               ------------------------------------------

          See accompanying notes to Consolidated Financial Statements

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998

             (U.S. dollars in thousands, except per share amounts)

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

     In 1999, XL Capital merged with NAC Re Corp, a Delaware corporation. The merger has been accounted for as a "pooling of interests" under U.S. GAAP. Under pooling of interests accounting, it is assumed that XL Capital and NAC have been merged from the date of incorporation of the Company, and accordingly, all prior period information contained in these financial statements includes the results of NAC. NAC was organized in 1985 and, through its subsidiaries, writes property and casualty insurance and reinsurance in the U.S., Canada and Europe. Subsequent to the merger agreement, XL Capital amended its financial year from November 30 to December 31 as a conforming pooling adjustment and to facilitate year end reporting for its subsidiaries.

     XL Insurance, a company organized under the laws of Bermuda, was formed in 1986 in response to a shortage of high excess liability coverage for Fortune 500 companies in the U.S. In 1990, XL Insurance formed XL Europe, an insurance company organized under the laws of Ireland to serve European clients and, in 1998, formed two companies now known as XL Insurance Company of New York and XL Capital Assurance.

     XL Re, formerly XL Mid Ocean Re, is organized under the laws of Bermuda. On August 7, 1998, XL Mid Ocean Re was formed through the merger of XL Global Reinsurance and Mid Ocean Re. Mid Ocean Re and Global Capital Re were organized in 1992 and 1993, respectively, initially to write property catastrophe reinsurance following a reduction in market capacity due to the effects of severe hurricanes that struck the southeastern United States in the late 1980's and early 1990's.

     The Company further expanded into the U.S. in 1999 by completing the acquisition of both Intercargo Corporation and ECS, Inc. Intercargo, renamed XL Specialty, underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance. ECS is an underwriting manager, which specializes in environmental insurance coverages and risk management services.

     XL Brockbank, formerly Brockbank, was acquired through the merger with Mid Ocean. XL Brockbank is organized under the laws of the United Kingdom and is a leading Lloyd's managing agency that provides underwriting and similar services to five Lloyd's syndicates. Two of these syndicates are dedicated corporate syndicates whose capital is provided solely by the Company. The two corporate syndicates, which commenced operations on January 1, 1996, underwrite property, marine and energy, aviation, satellite, professional indemnity and other specialty lines of insurance and reinsurance to a global client base. As a managing agency, XL Brockbank may receive fees and commissions in respect of underwriting services it provides to the non-related syndicates. In the fourth quarter of 1999, XL Brockbank sold its two motor insurance businesses, Admiral and Zenith.

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

1. HISTORY (CONTINUED)
     Denham Syndicate Management Limited was acquired in 1998 and it also provides underwriting and similar services to one corporate syndicate, whose capital is partially provided by the Company. This syndicate writes a specialized book of international business, concentrating on long-tail casualty and non-marine physical damage.

     The Company has pursued a strategy of entering into ventures with other organizations that possess expertise in lines of business that the Company wishes to write. These ventures are considered to be of strategic importance. The Company's principal ventures are in the areas of financial guaranty insurance, life insurance for high net worth individuals, political risk insurance and currency and related risk management. In July 1999, the Company entered into a venture with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business.

     In 1999, the Company made strategic minority investments in two investment management firms. The Company acquired minority investments in Highfields Capital Management L.P., a global equity investment firm, and MKP Capital Management, a New York-based fixed income investment manager specializing in mortgage-backed securities.

     In 1998, the Company entered into a venture with FSA Holdings Ltd to write financial guaranty insurance and reinsurance. Under the terms of the venture, each of the Company and FSA formed a Bermuda insurance company in which it is the majority shareholder and made a minority investment in the company formed by its co-venturer.

     The Company formed Reeve Court Insurance, a Bermuda company organized as a venture with such company's management for the purpose of providing life insurance to high net worth individuals in 1998.

     In 1997, the Company acquired a 75% holding in Latin American Re, a Bermuda reinsurance company. The remaining minority interest was purchased in 2000.

     The Company formed Sovereign Risk Insurance as a joint venture in 1997. Sovereign is a Bermuda-based managing general agency that writes political risk insurance on a subscription basis on behalf of its shareholders.

     In 1996, the Company acquired approximately 30% of Pareto Partners, a firm that specializes in foreign currency management and related services.

2. SIGNIFICANT ACCOUNTING POLICIES

     (A) BASIS OF PREPARATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). They include the merger with NAC, which occurred in June 1999, and which has been accounted for as a "pooling of interests" under U.S. GAAP. They are based upon the Company's fiscal year end of December 31. Results of operations, statements of position and cash flows include NAC as though it had always been a part of the Company. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     (B) PREMIUMS AND ACQUISITION COSTS

     Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guaranty installment premiums are recorded as premiums written when reported. Premiums are earned on a monthly pro-rata basis over the period the coverage is provided. Financial guaranty insurance premiums are earned over the life of the exposure. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. Premiums written and unearned premiums are presented after deductions for reinsurance ceded to other insurance companies.

     Acquisition costs, which vary with and are related to the acquisition of policies, primarily commissions paid to brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums, the anticipated losses and other costs, together with investment income related to those premiums are also considered in determining the level of acquisition costs to be deferred.

     (C) REINSURANCE

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance premiums ceded are expensed and the commissions recorded thereon are earned on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded that is applicable to the unexpired term of policies in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for estimated unrecoverable reinsurance.

     (D) FEE INCOME AND OTHER

     Fee income and other includes fees earned for services, together with premiums, net of loss reserve estimates, on credit default swaps. The Company recognizes fee income over the estimated performance or risk period of the related services provided. Any adjustments to those estimated periods any cumulative adjustments resulting therefrom are reflected in income in the year in which the adjustment is made.

     (E) INVESTMENTS

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

     Short-term investments comprise investments with a maturity equal to or greater than 90 days but less than one year. Equity securities include investments in open end mutual funds. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on the basis of average cost and amortized cost, respectively. Investment income is recognized when earned and includes

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments.

     Financial futures and forward currency contracts are carried at fair value, with the corresponding realized or unrealized gain or loss included in income, except in the instance of forward foreign currency contracts that are used to hedge currency risks on specific investments. Gains and losses from these contracts are deferred and included in accumulated other comprehensive income until the corresponding investment asset is sold.

     (F) CASH EQUIVALENTS

     Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

     (G) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations whose functional currency is other than the U.S. dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income.

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

     (H) INVESTMENTS IN AFFILIATES

     Investments in which the Company has significant influence over the operations are classified as affiliates and are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results of operations.

     (I) OTHER INVESTMENTS

     The Company accounts for its other investments, including investments in limited partnerships, on a cost basis as it has no significant influence over these entities. Investments are written down to their realizable value where management considers there is an other than temporary decline in value. Income is recorded when received.

     (J) AMORTIZATION OF INTANGIBLE ASSETS

     Intangible assets represent goodwill recorded in connection with the Company's business combinations and are amortized on a straight-line basis over the expected life of the related operations acquired, not exceeding 40 years. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to earnings at that time.

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     (K) LOSSES AND LOSS EXPENSES

     Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses is established by management based on amounts reported from insureds or ceding companies and consultation with independent legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

     The Company recognizes as a component of loss reserves, the loss experience accounts of policyholders for policies written on a multi-year basis where experience accounts are a percentage of premiums net of related losses paid. Interest expense on the experience accounts is charged to investment income. In the event the insured cancels the policy, the return of the experience account is treated as a return premium if there has been no loss notification.

     The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries and is based on loss development patterns determined by reference to the Company's underwriting practices, the policy form and the experience of the relevant industries.

     Certain workers' compensation reserves are considered fixed and determinable and are subject to tabular reserving. Such tabular reserves are discounted using an interest rate of 7%.

     Management believes that the reserves for unpaid losses and loss expenses are sufficient to pay losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company's total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

     (L) DEPOSIT LIABILITIES AND POLICY BENEFIT RESERVES

     Short duration contracts entered into by the Company which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. This accretion charge is presented in the period as either interest income where the contract does not transfer underwriting risk, or net losses and loss expenses incurred where the contract does not transfer significant timing risk. Policy benefit reserves relate to long duration contracts written by the Company which do not transfer significant mortality or morbidity risks, and are also accounted for as deposits.

     The Company will periodically re-assess the amount of deposit liabilities and policy benefit reserves. Any changes to the estimated ultimate liability will be reflected as an adjustment to earnings to reflect the cumulative effect to date of the period the contract has been in force and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

     (M) INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

     (N) STOCK PLANS

     The Company accounts for stock compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock option grants and stock appreciation rights is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

     (O) PER SHARE DATA

     Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

     (P) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value of certain assets and liabilities are based on published market values, if available, or estimates of fair value of similar issues. Fair values are reported in Notes 4 and 10.

     (Q) RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activity. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt FAS 133, as amended, as of January 1, 2001. Credit default swaps issued by the Company meet the definition of a derivative under FAS 133. From January 1, 2001 the Company will record these products at fair value, with the fair value adjustment being recorded in earnings in each period. The level of such adjustments will be dependent upon a number of factors including changes in interest rates, credit spreads and other market factors.

     The Company has established a committee and completed an implementation plan to identify all derivatives, evaluate risk management hedging strategies and determine appropriate valuation methodologies in order to assess the impact that adoption of this statement will have on its financial position and results of operation. Based on the Company's current accounting treatment for derivatives and as a result of its review, the Company has estimated that FAS 133, as amended, will not have a significant impact on the results of operations, financial condition or liquidity in future periods.

3. SEGMENT INFORMATION

     The Company is organized into three underwriting segments - insurance, reinsurance, and financial products and services - in addition to a corporate segment that includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different to the Company's other insurance

                                 XL CAPITAL LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998 (CONTINUED)

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)
subsidiaries. Certain business written by the Company has loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     Insurance business written includes general liability, other liability including directors and officers, professional and employment practices liability, environmental liability, property, program business, marine, aviation, satellite and other product lines including U.S. Customs bonds, surety, political risk and specialty lines.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Lloyd's syndicates write property, marine and energy, aviation and satellite, professional indemnity, liability coverage and other specialty lines, primarily of insurance but also reinsurance.

     REINSURANCE OPERATIONS

     Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally: general liability; professional liability; automobile and workers' compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requires that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     FINANCIAL PRODUCTS AND SERVICES

     Financial products and services business written includes insurance and reinsurance solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps and other collateralized transactions. While each of these is unique and is tailored for the specific needs of the insured, they are typically multi-year policies. Due to the nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period. The Company has approached this market on a "net-line" basis, but may cede a portion of some risks to third parties from time to time. In 1999, the Company began assuming large loss portfolios as part of its new asset accumulation strategy.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)

     The Company evaluates performance of each segment based on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not allocate assets by segment. The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

                                                           LLOYD'S                   FINANCIAL
YEAR ENDED DECEMBER 31, 2000                  INSURANCE   SYNDICATES   REINSURANCE   SERVICES      TOTAL
----------------------------                  -------------------------------------------------------------
Net premiums earned.........................  $726,506     $357,824     $927,195     $ 23,715    $2,035,240
Fee income and other........................     7,692       (6,626)      (2,197)      15,924        14,793
Net losses and loss expenses (2)............   502,898      260,372      663,173        6,116     1,432,559
Acquisition costs...........................   117,251      119,870      247,352        1,323       485,796
Operating expenses (3)......................    94,129       28,727      102,132       29,969       254,957
Exchange (gains) and losses.................    (2,344)      (5,986)       3,868            -        (4,462)
                                              -------------------------------------------------------------
Underwriting profit (loss)..................  $ 22,264     $(51,785)    $(91,527)    $  2,231    $ (118,817)
Net investment income.......................                                                        542,500
Net realized gains on investments...........                                                         50,571
Equity in net earnings of affiliates........                                                         74,355
Interest expense............................                                                         32,147
Amortization of intangible assets...........                                                         58,597
Corporate operating expenses (3)............                                                         61,935
Other exchange gain.........................                                                         55,159
Minority interest...........................                                                          1,093
Income tax benefit..........................                                                         56,356
                                                                                                 ----------
Net income..................................                                                     $  506,352
                                                                                                 ----------
Loss and loss expense ratio.................     69.2%        72.8%        71.5%        25.8%         70.4%
Underwriting expense ratio..................     29.1%        41.5%        37.7%       131.9%         36.4%
                                              -------------------------------------------------------------
Combined ratio..............................     98.3%       114.3%       109.2%       157.7%        106.8%
                                              -------------------------------------------------------------

(1) Ratios are based on net premiums earned, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

(2) Net losses and loss expenses for the insurance segment include, and the reinsurance segment exclude, $33.5 million relating to an intercompany stop loss arrangement. Total results are not affected. The loss and loss expense ratio would have been 64.6% and 75.1% and the underwriting results would have been a profit of $55.8 million and a loss of $125.0 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

(3) Operating expenses exclude corporate operating expenses, shown separately.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)

                                                          LLOYD'S                   FINANCIAL
YEAR ENDED DECEMBER 31, 1999                 INSURANCE   SYNDICATES   REINSURANCE    SERVICES      TOTAL
----------------------------                 --------------------------------------------------------------
Net premiums earned........................  $463,069     $355,769     $ 909,915    $   21,253   $1,750,006
Fee income and other.......................     7,584       65,892             -        26,924      100,400
Net losses and loss expenses (2)...........   309,079      297,595       692,269         5,361    1,304,304
Acquisition costs..........................    65,318       89,195       224,359         2,108      380,980
Operating expenses (3).....................    71,094       29,305       101,978        16,670      219,047
Exchange (gains) and losses................      (165)      (1,180)        1,286             -          (59)
                                             --------------------------------------------------------------
Underwriting profit (loss).................  $ 25,327     $  6,746     $(109,977)   $   24,038   $  (53,866)
Net investment income......................                                                         525,318
Net realized gains on investments..........                                                          94,356
Equity in net earnings of affiliates.......                                                          40,907
Interest expense...........................                                                          37,378
Amortization of intangible assets..........                                                          49,141
Corporate operating expenses (4)...........                                                          89,037
Minority interest..........................                                                             220
Income tax benefit.........................                                                         (39,570)
                                                                                                 ----------
Net income.................................                                                      $  470,509
                                                                                                 ----------
Loss and loss expense ratio................     66.7%        83.6%         76.1%         25.2%        74.5%
Underwriting expense ratio.................     29.5%        33.3%         35.9%         88.4%        34.3%
                                             --------------------------------------------------------------
Combined ratio.............................     96.2%       116.9%        112.0%        113.6%       108.8%
                                             --------------------------------------------------------------

(1) Ratios are based on net premiums earned, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

(2) Net losses and loss expenses for the insurance segment include, and the reinsurance segment exclude, $100.0 million relating to an intercompany stop loss arrangement. Total results are not affected. The loss and loss expense ratio would have been 45.2% and 87.1% and the underwriting results would have been a profit of $125.3 million and a loss of $210.0 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

(3) Operating expenses exclude corporate operating expenses, shown separately.

(4) Corporate operating expenses include one-time charges of $45.3 million related to the merger with NAC.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)

                                                             LLOYD'S                   FINANCIAL
YEAR ENDED DECEMBER 31, 1998                    INSURANCE   SYNDICATES   REINSURANCE   SERVICES      TOTAL
----------------------------                    -------------------------------------------------------------
Net premiums earned...........................  $410,030     $153,852     $760,409       $  -      $1,324,291
Fee income and other..........................     8,244       14,081            -          -          22,325
Net losses and loss expenses..................   267,823      118,111      455,583          -         841,517
Acquisition costs.............................    47,688       30,614      171,039          -         249,341
Operating expenses (2)........................    49,702       15,399       86,670          -         151,771
Exchange gains................................         -         (524)      (1,129)         -          (1,653)
                                                -------------------------------------------------------------
Underwriting profit (loss)....................  $ 53,061     $  4,333     $ 48,246       $  -      $  105,640
Net investment income.........................                                                        417,290
Net realized gains on investments.............                                                        211,204
Equity in net earnings of affiliates..........                                                         50,292
Interest expense..............................                                                         33,444
Amortization of intangible assets.............                                                         26,881
Corporate operating expenses (3)..............                                                         37,139
Minority interest.............................                                                            749
Income tax expense............................                                                         29,883
                                                                                                   ----------
Net income....................................                                                     $  656,330
                                                                                                   ----------
Loss and loss expense ratio...................     65.4%        76.8%        60.0%        N/A           63.5%
Underwriting expense ratio....................     23.8%        29.9%        33.9%        N/A           30.3%
                                                -------------------------------------------------------------
Combined ratio................................     89.2%       106.7%        93.9%        N/A           93.8%
                                                -------------------------------------------------------------

(1) Ratios are based on net premiums earned, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses

(2) Operating expenses exclude corporate operating expenses, shown separately.

(3) Corporate operating expenses include one-time charges of $17.5 million related to the merger with Mid Ocean.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)
     SUPPLEMENTAL SEGMENT AND GEOGRAPHIC INFORMATION

     The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned by line of business:

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
GROSS PREMIUM WRITTEN:                                           2000         1999         1998
                                                              ------------------------------------
Casualty insurance..........................................  $  634,189   $  297,899   $  411,405
Casualty reinsurance........................................     493,362      481,392      311,057
Property catastrophe........................................     159,771      147,372       80,420
Other property..............................................     568,441      424,666      315,013
Marine, energy, aviation and satellite......................     365,850      212,452      108,701
Lloyd's syndicates (1)......................................     486,640      591,520      162,773
Other (2)...................................................     420,778      287,619      254,170
                                                              ------------------------------------
Total.......................................................  $3,129,031   $2,442,920   $1,643,539
                                                              ------------------------------------

NET PREMIUM WRITTEN:                                                          1999         1998
                                                              ------------------------------------
Casualty insurance..........................................  $  396,935   $  232,614   $  301,362
Casualty reinsurance........................................     326,127      419,000      268,460
Property catastrophe........................................     132,288      128,863       71,380
Other property..............................................     404,749      311,312      231,690
Marine, energy, aviation and satellite......................     230,356      152,783       82,484
Lloyd's syndicates (1)......................................     311,814      423,880      145,691
Other (2)...................................................     313,971      233,431      223,197
                                                              ------------------------------------
Total.......................................................  $2,116,240   $1,901,883   $1,324,264
                                                              ------------------------------------

NET PREMIUM EARNED:                                                           1999         1998
                                                              ------------------------------------
Casualty insurance..........................................  $  358,653   $  272,677   $  287,438
Casualty reinsurance........................................     390,452      331,778      282,245
Property catastrophe........................................     132,818      133,420      122,583
Other property..............................................     334,347      324,571      233,405
Marine, energy, aviation and satellite......................     212,273      163,112       92,147
Lloyd's syndicates (1)......................................     357,824      355,769      153,852
Other (2)...................................................     248,873      168,679      152,621
                                                              ------------------------------------
Total.......................................................  $2,035,240   $1,750,006   $1,324,291
                                                              ------------------------------------

(1) Lloyd's syndicates write a variety of coverages encompassing most of the above lines of business.

(2) Other premiums written and earned include political risk, surety, bonding and warranty.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

3. SEGMENT INFORMATION (CONTINUED)
     The following table shows an analysis of the Company's net premiums written by geographical location of subsidiary:

NET PREMIUMS WRITTEN:                                            2000         1999         1998
                                                              ------------------------------------
Bermuda.....................................................  $  609,609   $  561,750   $  534,092
United States...............................................     934,110      684,468      497,364
Europe and other............................................     572,521      655,665      292,808
                                                              ------------------------------------
Total.......................................................  $2,116,240   $1,901,883   $1,324,264
                                                              ------------------------------------

     MAJOR CUSTOMERS

     During 2000, 1999 and 1998, approximately 22%, 21% and 34%, respectively, of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies. During 2000, 1999 and 1998, approximately 16%, 13% and 19%, respectively, of the Company's consolidated gross written premiums were generated from or placed by AON Corporation and its subsidiaries. No other broker accounted for more than 10% of gross premiums written in each of the three years ended December 31, 2000.

4. INVESTMENTS

     Net investment income is derived from the following sources:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              ------------------------------
Fixed maturities, short-term investments and cash
     equivalents............................................  $551,317   $538,169   $423,612
Equity securities...........................................    10,661     11,835     19,596
                                                              ------------------------------
        Total investment income.............................   561,978    550,004    443,208
Investment expenses.........................................    19,478     24,686     25,918
                                                              ------------------------------
Net investment income.......................................  $542,500   $525,318   $417,290
                                                              ------------------------------

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

4. INVESTMENTS (CONTINUED)

     The following represents an analysis of realized gains (losses) and the change in unrealized appreciation on investments:

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------------------------------
Net realized gains (losses):
Fixed maturities and short-term investments:
  Gross realized gains......................................  $780,430    $ 116,226   $445,086
  Gross realized losses.....................................  (815,419)    (214,196)  (398,046)
                                                              ---------------------------------
        Net realized gains (losses).........................   (34,989)     (97,970)    47,040
Equity securities:
  Gross realized gains......................................   303,503      254,779    613,186
  Gross realized losses.....................................  (149,842)     (62,453)  (463,159)
                                                              ---------------------------------
        Net realized gains..................................   153,661      192,326    150,027
Write down of other investments.............................   (66,200)           -          -
Net realized (loss)gain on sale of investment in
  affiliate.................................................    (1,901)           -     14,137
                                                              ---------------------------------
        Net realized gains on investments...................    50,571       94,356    211,204
                                                              ---------------------------------
Change in unrealized appreciation:
  Fixed maturities and short-term investments...............   137,628     (333,868)   (37,741)
  Equity securities.........................................  (231,140)     101,652     41,819
  Deferred (losses) gains on forward contracts..............    (9,388)         762    (13,708)
  Investment portfolio of affiliates........................    (6,290)     (11,438)    (5,062)
  Change in deferred income tax liability...................    (9,131)      31,050       (722)
                                                              ---------------------------------
Net change in unrealized appreciation
  on investments............................................  (118,321)    (211,842)   (15,414)
                                                              ---------------------------------
        Total net realized gains (losses) and change in
          unrealized appreciation on investments............  $(67,750)   $(117,486)  $195,790
                                                              ---------------------------------

     There were no significant non-income producing investments as at December 31, 2000, 1999 and 1998.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

4. INVESTMENTS (CONTINUED)
     The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows:

                                                        COST OR       GROSS        GROSS
                                                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET
DECEMBER 31, 2000                                         COST        GAINS        LOSSES       VALUE
-----------------                                      -------------------------------------------------
Fixed maturities:
  U.S. Government and Government agency..............  $1,361,972    $ 51,524    $   (1,373)  $1,412,123
  Corporate..........................................   4,419,283      65,962      (255,122)   4,230,123
  Mortgage-backed securities.........................   1,818,697      18,649        (6,951)   1,830,395
  U.S. States and political subdivisions of the
     States..........................................     516,949      18,936        (2,100)     533,785
  Non-U.S. Sovereign Government......................     597,295      16,318       (14,958)     598,655
                                                       -------------------------------------------------
        Total fixed maturities.......................  $8,714,196    $171,389    $ (280,504)  $8,605,081
                                                       -------------------------------------------------
Short-term investments:
  U.S. Government and Government agency..............  $  162,641         202    $      (27)  $  162,816
  Corporate..........................................     179,709       1,451        (9,539)     171,621
  Non-U.S. Sovereign Government......................       4,797          52          (279)       4,570
                                                       -------------------------------------------------
        Total short-term investments.................  $  347,147    $  1,705    $   (9,845)  $  339,007
                                                       -------------------------------------------------
Total equity securities..............................  $  515,440    $ 84,650    $  (42,630)  $  557,460
                                                       -------------------------------------------------

                                                                      GROSS COST ORGROSS
                                                                    UNREALIZEDRTIUNREALIZED     MARKET
DECEMBER 31, 1999                                                     GAINS  COST  LOSSES       VALUE
                                                       -------------------------------------------------
-----------------
Fixed maturities:
  U.S. Government and Government agency..............  $  560,628    $  1,011    $  (12,532)  $  549,107
  Corporate..........................................   4,610,613      31,407      (234,730)   4,407,290
  Mortgage-backed securities.........................   1,118,104         682       (23,602)   1,095,184
  U.S. States and political subdivisions of the
     States..........................................     779,328       7,850       (17,402)     769,776
  Non-U.S. Sovereign Government......................     767,246      10,809       (18,261)     759,794
                                                       -------------------------------------------------
        Total fixed maturities.......................  $7,835,919    $ 51,759    $ (306,527)  $7,581,151
                                                       -------------------------------------------------
Short-term investments:
  U.S. Government and Government agency..............  $   82,475    $      -    $      (63)  $   82,412
  Corporate..........................................     315,834         229          (270)     315,793
  Non-U.S. Sovereign Government......................       7,066           -           (11)       7,055
                                                       -------------------------------------------------
        Total short-term investments.................  $  405,375    $    229    $     (344)  $  405,260
                                                       -------------------------------------------------
Total equity securities..............................  $  863,020    $377,302    $ (104,142)  $1,136,180
                                                       -------------------------------------------------

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

4. INVESTMENTS (CONTINUED)
     The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         DECEMBER 31, 2000         DECEMBER 31, 1999
                                                      -----------------------   -----------------------
                                                      AMORTIZED      MARKET     AMORTIZED      MARKET
                                                         COST        VALUE         COST        VALUE
                                                      -------------------------------------------------
Due after 1 through 5 years.........................  $1,829,636   $1,791,752   $2,091,280   $2,025,736
Due after 5 through 10 years........................   1.906,291    1,873,982    1,816,040    1,773,639
Due after 10 years..................................   3,159,572    3,105,941    2,810,495    2,686,592
Mortgage-backed securities..........................   1,818,697    1,833,406    1,118,104    1,095,184
                                                      -------------------------------------------------
                                                      $8,714,196   $8,605,081   $7,835,919   $7,581,151
                                                      -------------------------------------------------

     At December 31, 2000 and 1999, approximately $113.1 million and
$89.4 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

     The Company has two facilities available for the issue of letters of credit collateralized against the Company's investment portfolio with a value of $483.0 million at December 31, 2000 and $791.4 million at December 31, 1999. At December 31, 2000 and 1999, approximately $160.0 million and $591.0 million, respectively, of letters of credit were issued and outstanding under these facilities.

     Included in cash and invested assets at December 31, 2000 and 1999 are approximately $18.0 million and $16.6 million, respectively, of assets held in an escrow account in accordance with U.S. insurance regulations.

5. INVESTMENTS IN AFFILIATES

     The Company's investment in affiliates and equity in net income from such affiliates are summarized below:

                                     DECEMBER 31, 2000        DECEMBER 31, 1999        DECEMBER 31, 1998
                                   ----------------------   ----------------------   ----------------------
                                               EQUITY IN                EQUITY IN                EQUITY IN
                                               NET INCOME               NET INCOME               NET INCOME
                                   CARRYING     FOR THE     CARRYING     FOR THE     CARRYING     FOR THE
                                     VALUE        YEAR        VALUE        YEAR        VALUE        YEAR
                                   ---------   ----------   ---------   ----------   ---------   ----------
Investment management companies
 and related investment funds....  $571,022     $70,032     $291,723     $43,865     $ 10,609     $(1,400)
Insurance affiliates.............   221,700       4,323      188,188       2,958      144,059      51,692
                                   --------     -------     --------     -------     --------     -------
                                   $792,722     $74,355     $479,911     $40,907     $154,668     $50,292

     The Company has minority investments ranging from 20% to 30% in several investment fund managers. The significant investments include Highfields Capital Management LP, a global equity investment firm, and MKP Capital Management, a fixed income investment manager specializing in mortgage-backed securities. The Company has invested in certain closed end funds, including funds managed by these investment fund managers, all of which are included in investment management companies and related investment funds, above.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

5. INVESTMENTS IN AFFILIATES (CONTINUED)
     The Company's significant insurance affiliate investments at December 31, 2000 include Le Mans Re, Annuity & Life Re ("ALRe") and FSA International, with ownership in those entities at 49%, 11% and 20%, respectively. Insurance affiliates included Risk Capital Holdings at December 31, 1999 and 1998, and Mid Ocean at December 31, 1998.

     The Company owned approximately 28% of the issued shares of Arch Capital (formerly Risk Capital Holdings) at December 31, 1999. In 2000, the Company exchanged its shares in Arch Capital and $3.6 million in cash for Arch Capital's ownership in Latin American Re and 1.4 million shares and 100,000 warrants in ALRe, in which the Company had an existing investment. ALRe is a Bermuda-based company and is a leading provider of annuity and life reinsurance to insurance companies in North America. Although the Company has beneficial ownership of only 11% of ALRe's outstanding common shares, XL is deemed to have significant influence as the Company has representatives on ALRe's board of directors. Based upon the quoted market value of ALRe's common shares, the total market value of the Company's investment was $91.1 million compared to a carrying value of $60.8 million at December 31, 2000.

     In 1999, the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. The Company owns a 49% shareholding in the new company, which underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business. The Company contributed $31.2 million in additional capital during 2000.

     The Company owned approximately 25% of Mid Ocean until July 31, 1998. Subsequent to this date, Mid Ocean was acquired by the Company and has been consolidated.

     In certain investments, the carrying value is different from the underlying share of the investee's net assets. The difference represents goodwill on acquisition that is being amortized.

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END

     (A) NAC RE CORP

     On June 18, 1999, the Company merged with NAC in an all-stock transaction. Shareholders of NAC received 0.915 Company shares for each NAC share in a tax-free exchange. Approximately 16.9 million of the Company's ordinary shares were issued in this transaction. The merger transaction has been accounted for as a pooling of interests under U.S. GAAP.

     Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. No adjustments were necessary to conform NAC's accounting policies, although certain reclassifications were made to the NAC financial statements to conform to the Company's presentation.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)
     The following table presents a reconciliation of the total revenues, net income, and earnings per share of the Company as previously reported as adjusted for the change in fiscal year end, combined with the results of NAC:

                                                               CONSOLIDATED    CONSOLIDATED
DECEMBER 1998                                                 TOTAL REVENUES    NET INCOME
--------------                                                -----------------------------
XL Capital - year end November 30, 1998 as previously
  reported..................................................    $1,217,648       $587,663
Less one month December 31, 1997............................        93,835         57,168
Add one month December 31, 1998.............................       202,210         29,785
                                                              -----------------------------
XL Capital - year end December 31, 1998 as adjusted before
  combination with NAC......................................     1,326,023        560,280
NAC - year end December 31, 1998............................       699,379         96,050
                                                              -----------------------------
Combined results - year end December 31, 1998...............    $2,025,402       $656,330
                                                              -----------------------------

                                                              BASIC EARNINGS   DILUTED EARNINGS
                                                                PER SHARE         PER SHARE
                                                              ---------------------------------
XL Capital - year end November 30, 1998 as previously
  reported..................................................      $6.32              $6.20
                                                              ---------------------------------
XL Capital - year end December 31, 1998 as adjusted before
  combination with NAC......................................      $5.88              $5.77
NAC - year end December 31, 1998 (1)........................      $5.74              $5.22
Weighted average combined earnings per share as adjusted....      $5.86              $5.68
                                                              ---------------------------------

(1) After giving effect to the exchange of 0.915 Company shares for each NAC Share.

     (B) ECS, INC AND INTERCARGO CORPORATION

     In 1999, the Company acquired ECS, an underwriting manager which specializes in environmental insurance coverages and risk management services. ECS commenced underwriting policies on behalf of the Company's insurance and reinsurance subsidiaries effective January 1, 2000.

     In 1999, the Company acquired Intercargo, which underwrites specialty insurance products for companies engaged in international trade, including U.S. Customs bonds and marine cargo insurance.

     The Intercargo and ECS acquisitions have been accounted for under the purchase method of accounting. The combined purchase price was $222.8 million and the resulting goodwill of $159.6 million is being amortized over 20 years. Net cash acquired as a result of the acquisition was $49.6 million.

     (C) MID OCEAN LIMITED

     In August 1998, the Company merged with Mid Ocean. Shareholders of Mid Ocean received 1.0215 Ordinary Shares for each Mid Ocean share subject to a cash election option which was taken up of $96 million. The merger with Mid Ocean was accounted for as a purchase under U.S. GAAP and results of operations of Mid Ocean are included from August 1, 1998. The total purchase price was $2.2 billion; the fair value of Mid Ocean's net assets not already owned by the Company was $0.9 billion with the balance of $1.3 billion representing goodwill which is

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

6. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED) being amortized over 40 years. On August 1, 1998, the consolidated balance sheet of Mid Ocean included the following items at fair value:

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

     See Note 22 for further details.

7. LOSSES AND LOSS EXPENSES

     Unpaid losses and loss expenses are comprised of:

                                                                YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ------------------------------------
Reserve for reported losses and loss expenses..........  $2,788,378   $2,175,688   $2,062,046
Reserve for losses incurred but not reported...........   2,883,684    3,193,714    2,834,597
                                                         ------------------------------------
Unpaid losses and loss expenses........................  $5,672,062   $5,369,402   $4,896,643
                                                         ------------------------------------
Net losses and loss expenses incurred comprise:
Loss and loss expense payments.........................  $1,910,624   $1,392,024   $  849,777
Change in unpaid losses and loss expenses..............     625,043      303,140      285,775
Reinsurance recoveries.................................  (1,103,108)    (390,860)    (294,035)
                                                         ------------------------------------
Net losses and loss expenses incurred..................  $1,432,559   $1,304,304   $  841,517
                                                         ------------------------------------

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

7. LOSSES AND LOSS EXPENSES (CONTINUED)

     The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

                                                                 2000         1999         1998
                                                              ------------------------------------
Unpaid losses and loss expenses at beginning of year........  $5,369,402   $4,896,643   $3,972,376
Unpaid losses and loss expenses recoverable.................    (831,864)    (593,960)    (363,716)
                                                              ------------------------------------
Net unpaid losses and loss expenses at beginning of year....   4,537,538    4,302,683    3,608,660

Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
        Current year........................................   1,827,443    1,591,414    1,097,161
        Prior years.........................................    (394,884)    (287,110)    (255,644)
                                                              ------------------------------------
             Total net incurred losses and loss expenses....   1,432,559    1,304,304      841,517
Interest incurred on experience reserves and exchange rate
  effects...................................................     (27,064)      (5,950)       2,516
Net loss reserves acquired..................................      52,932       30,003      580,879
Less net losses and loss expenses paid in respect of losses
  occurring in:
        Current year........................................     411,685      281,806      272,456
        Prior years.........................................   1,251,985      811,696      458,433
                                                              ------------------------------------
             Total net paid losses..........................   1,663,670    1,093,502      730,889

Net unpaid losses and loss expenses at end of year..........   4,332,295    4,537,538    4,302,683
Unpaid losses and loss expenses recoverable.................   1,339,767      831,864      593,960
                                                              ------------------------------------
Unpaid losses and loss expenses at end of year..............  $5,672,062   $5,369,402   $4,896,643
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

     Net losses incurred in 2000 increased over 1999, principally due to current year development. Current year development reflects both the growth in business assumed and an increase in loss ratios applied. The increase in the loss ratio is due to the effect of competition which has depressed premium rates, particularly on certain casualty lines. Current year losses also reflect the early development of certain losses on the Company's large account business within its insurance operations. Historically, the Company does not experience the reporting of such losses at an early stage and the Company's reserving methodology for these lines of business extrapolates these losses into the projections of future development. If future development is eventually determined to be less than the estimated

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

7. LOSSES AND LOSS EXPENSES (CONTINUED)
ultimate losses recorded, loss reserves will be reduced at that time. This occurred for the 1993 through 1996 underwriting years, resulting in a reduction in prior year losses.

     Net losses incurred for 2000 also reflects reserve adjustments to several unprofitable lines of business that the Company has now exited, including trucking, inland energy and certain classes of aviation. A net reserve charge of $114.0 million has been recorded for these lines.

     There has been a high level of paid losses in 2000 due to the settlement of previously established reserves, particularly catastrophe losses as noted below.

     The Company's outward reinsurance programs in 2000 have mitigated part of the overall loss development, as shown by the increase in the unpaid losses and loss expenses recoverable, both in the insurance and reinsurance segments. In relation to business lines exited from the Lloyd's operations, additional reinsurance costs of $19.1 million were incurred in respect of expected loss recoveries recorded of $38.0 million. In the reinsurance segment, $80.6 million of additional reinsurance costs were recorded with $151.8 million of expected loss recoveries. The purchase of additional reinsurance in 2000 relates primarily to the casualty lines where the Company has taken advantage of favorable pricing and terms.

     Partially offsetting this increase in net incurred losses in 2000 compared to 1999 was a reduction in the number and magnitude of catastrophe losses that occurred. Catastrophe losses in 2000, which included an oil refinery loss in Kuwait, several satellite losses, and the Singapore Airlines loss, totaled approximately $95.0 million. By comparison, 1999 generated approximately
$185.0 million of catastrophe losses to the Company, including the European storms in December, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses.

     Net losses incurred in 1999 increased significantly over 1998 for a number of reasons. The Company acquired Mid Ocean and Brockbank in August 1998 and therefore only recognized the effect of their operations for five months in 1998. Incurred losses for these entities were approximately $475.0 million in 1999 compared to $260.0 million in 1998. Partially offsetting this, in 1998, the Company incurred approximately $60.0 million in catastrophe losses relating to Hurricane Georges and the SwissAir loss. These losses were incurred in the reinsurance operations.

     In 1999, the Lloyd's operations experienced loss deterioration on the U.K. motor business principally from the 1998 and 1999 underwriting years of approximately $20.0 million. The motor business was sold in December 1999 and the Company retains residual liability on this business.

     1999 incurred losses also include an increase to reinsurance loss reserves of $95.0 million for NAC Re due to an alignment of reserving methodologies at the time of the merger with the Company in June 1999.

     The decrease in prior year incurred losses in all three years is driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR for these lines is relatively judgmental due to the lack of industry data available. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company has made its best estimate of loss reserves for each underwriting year since that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected. This trend is not necessarily expected to continue.

     The increase in paid losses in 1999 reflects the acquisition of Mid Ocean and Brockbank in 1998.

     The Company's net incurred losses and loss expenses includes a charge of $2.8 million, $10.6 million and $1.2 million in 2000, 1999 and 1998, respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to reinsurance ceded for casualty business written prior to

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

7. LOSSES AND LOSS EXPENSES (CONTINUED)
1986. As at December 31, 2000 and 1999, the reserve for potential non-recoveries from reinsurers was $25.6 million and $25.8 million, respectively.

     Except for certain workers' compensation liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers' compensation unpaid losses that are considered fixed and determinable and discounts such losses using an interest rate of 7%. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2000 and 1999 were $168.8 million and $85.7 million, respectively. The related discounted unpaid losses and loss expenses were $63.4 million and $28.1 million as of December 31, 2000 and 1999.

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

     A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              ------------------------------
Net unpaid losses and loss expenses at beginning of year....  $36,206    $34,850    $32,767
Net incurred losses and loss expenses.......................    1,053      4,416      5,541
Less net paid losses and loss expenses......................    2,512      3,060      3,458
                                                              ------------------------------
Net (decrease) increase in unpaid losses and loss
  expenses..................................................   (1,459)     1,356      2,083
Net unpaid losses and loss expenses at end of year..........   34,747     36,206     34,850
Unpaid losses and loss expenses recoverable at end of
  year......................................................   48,133     49,022     43,211
                                                              ------------------------------
Gross unpaid losses and loss expenses at end of year........  $82,880    $85,228    $78,061
                                                              ------------------------------

     Incurred but not reported ("IBNR") losses, net of reinsurance, included in the above table was $14.0 million in 2000, $16.1 million in 1999 and $17.0 million in 1998. Unpaid losses recoverable are net of potential uncollectable amounts.

     As of December 31, 2000 and 1999, the Company had approximately 374 and 370 open claim files, respectively, for potential asbestos exposures and 613 and 689 open claim files, respectively, for potential environmental exposures on business written prior to 1986. Approximately 45% and 46% of the open claim files for 2000 and 1999, respectively, are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

7. LOSSES AND LOSS EXPENSES (CONTINUED)
     The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for losses and loss expenses.

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

8. REINSURANCE

     The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements.

     The effect of reinsurance and retrocessional activity on premiums written and earned is shown below:

                                      PREMIUMS WRITTEN                        PREMIUMS EARNED
                                   YEAR ENDED DECEMBER 31                  YEAR ENDED DECEMBER 31
                            -------------------------------------   ------------------------------------
                               2000          1999         1998         2000         1999         1998
                            ----------------------------------------------------------------------------
Direct....................  $ 1,688,923   $1,088,028   $  779,551   $1,456,064   $  994,339   $  672,871
Assumed...................    1,440,108    1,354,892      863,988    1,455,694    1,259,632      926,730
Ceded.....................   (1,012,791)    (541,037)    (319,275)    (876,518)    (503,965)    (275,310)
                            ----------------------------------------------------------------------------
Net.......................  $ 2,116,240   $1,901,883   $1,324,264   $2,035,240   $1,750,006   $1,324,291
                            ----------------------------------------------------------------------------

     The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.1 billion, $390.9 million and $294.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $371.0 million at December 31, 2000, collateralizing reinsurance recoverables with respect to certain retrocessionnaires.

9. DEPOSIT LIABILITIES AND POLICY BENEFIT RESERVES

     The Company has entered into certain contracts that transfer insufficient risk to be accounted for as reinsurance under SFAS No. 113. These contracts have been recorded as deposit liabilities and are matched by an equivalent amount of investments. At December 31, 2000 and 1999, total deposit liabilities were $628.4 million and $310.4 million, respectively.

     In December 1999, the Company entered into a contract reinsuring a portfolio of life and annuity business that has been accounted for as an investment contract under SFAS No. 97, with a corresponding liability for estimated future policy benefits in the amount of $635.6 million. The Company transferred liabilities of $108.1 million in 2000 to a third party for an equivalent consideration.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

10. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

     As at December 31, 2000, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $2.6 billion (1999: $2.16 billion) of which $450.0 million (1999:
$410.7 million) was outstanding. In addition, $1.1 billion (1999:
$891.6 million) of letters of credit were outstanding, 14% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements. Approximately 40% of the non-collateralized letters of credit were issued in connection with intercompany quota share agreements between subsidiaries.

     The financing structure at December 31, 2000 was as follows:

FACILITY
--------                                                      COMMITMENT    IN USE/OUTSTANDING
                                                              --------------------------------
   DEBT:
  364 day Revolver..........................................  $  500,000        $        -
  2 facilities of 5 year Revolvers - total..................     350,000           350,000
  7.15% Senior Notes due 2005...............................     100,000           100,000
                                                              --------------------------------
                                                              $  950,000        $  450,000
                                                              --------------------------------
  LETTERS OF CREDIT:
  5 facilities - total......................................  $1,679,000        $1,109,000
                                                              --------------------------------

      The financing structure at December 31, 1999 was as follows:

FACILITY
--------                                                                 COMINTUSE/OUTSTANDING
                                                              --------------------------------
  DEBT:
  Company term note.........................................  $   11,000        $   11,000
  2 facilities of 364 day Revolvers - total.................     650,000                 -
  2 facilities of 5 year Revolvers - total..................     350,000           299,700
  7.15% Senior Notes due 2005...............................     100,000           100,000
                                                              --------------------------------
                                                              $1,111,000        $  410,700
                                                              --------------------------------
  LETTERS OF CREDIT:
  7 facilities - total......................................  $1,246,500        $  891,600
                                                              --------------------------------

     The Company entered a $500.0 million 364-day revolving credit facility effective June 5, 2000 to replace previous facilities of $650.0 million that expired during the year. A syndicate of banks provides this facility and borrowings are unsecured. The Company borrowed and repaid $200.0 million under the expired facility during the first quarter of 2000. There were no borrowings under the facilities during the remainder of the year ended December 31, 2000. The weighted average interest rate on the funds borrowed was approximately 6.3% during 2000 and approximately 5.41% during 1999.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. The amounts of $350.0 million and $299.7 million outstanding at December 31, 2000 and 1999, respectively, relate primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and the $109.7 million borrowed to finance the acquisition of ECS and Intercargo during 1999. The weighted average interest rate on funds borrowed during 2000 was approximately 6.6% and 5.43% during 1999.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

10. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
     In 1995, the Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

     The Company repaid an $11.0 million term note on September 29, 2000.

     The Company has five letter of credit facilities available at December 31, 2000, two from two syndicates of banks, one from a U.K. bank and two from U.S. banks. These facilities include a new $1.0 billion unsecured syndicated letter of credit facility that replaced several syndicated and bilateral facilities provided by U.K. banks, in addition to a new $304.0 million unsecured syndicated facility that replaced several existing facilities supporting the Company's Lloyd's capital requirements. The letter of credit facilities are used to collateralize certain reinsureds' premium and unpaid loss reserves with the Company and to support Lloyd's capital requirements of the Company's corporate syndicates. Of the letters of credit outstanding at December 31, 2000, $160.0 million (1999: $591.0 million) were collateralized against the Company's investment portfolio and $949.0 million (1999: $300.6 million) were unsecured. The Company plans to continue the process of transferring letters of credit into one of the new syndicated facilities.

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

     Total pre-tax interest expense on the borrowings described above was $32.1 million, $37.4 million and $33.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout the three-year period.

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

     (I) FOREIGN CURRENCY EXPOSURE MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses recognized on them are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers are of the opinion that potential gains exist in a particular currency, then a forward contract will not be entered into. At December 31, 2000 and 1999, forward foreign exchange contracts with notional principal amounts totaling
$111.9 million and $339.3 million, respectively, were outstanding. The fair value of these contracts as at December 31, 2000 was $109.6 million (1999:
$341.1 million) with unrealized losses of $2.3 million (1999: $1.8 million). Gains of $28.1 million and losses of $2.7 million were realized during 2000 and 1999, respectively.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as specific hedges for financial reporting purposes, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At December 31, 2000, the Company had $54.9 million of such contracts outstanding, and had recognized $1.5 million in realized and unrealized losses for the year. At December 31, 1999, the value of such contracts outstanding was not significant.

     The Company attempts to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally have maturities of three months or less, and which are rolled over to provide continuing coverage for as long as the investments are held. Where an investment is sold, the related foreign exchange sale contract is closed by entering into an offsetting purchase contract. At December 31, 2000, the Company had, as hedges, foreign exchange contracts for the sale of $121.0 million (1999: $94.0 million) and the purchase of $25.7 million (1999: $7.4 million) of foreign currencies at fixed rates, primarily Euros. The notional value of fixed maturities denominated in foreign currencies that were hedged and held by the Company as at December 31, 2000 and 1999 was $100.6 million and $85.2 million, respectively.

     In connection with these foreign exchange contracts directly hedging foreign currency fixed maturity investments, unrealized foreign exchange gains or losses are deferred and included in accumulated other comprehensive (loss) income. As at December 31, 2000, unrealized losses amounted to $10.2 million. As at December 31, 1999, unrealized losses amounted to $2.0 million and were offset by corresponding increases in the U.S. dollar value of the investments. As at December 31, 2000, realized gains of $14.6 million were recognized in the income statement. As at December 31, 1999, realized losses amounted to $0.7 million.

     During the year ended December 31, 2000, the Company used foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the amount of its known claims payable in foreign currencies. These contracts were not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts were recorded in income in the period in which they occurred. As at December 31, 2000 no contracts were outstanding. A loss of $6.8 million was realized in the year in connection with these contracts.

     In 2000, the Company used foreign exchange forward contracts to reduce its exposure to premiums receivable denominated in foreign currencies. The forward contract is closely matched with the receivable maturity date. Both the foreign currency receivable and the offsetting forward contract are marked to market on each balance sheet date, with any gains and losses recognized in earnings. At December 31, 2000, the Company had forward contracts outstanding for the sale of $10.0 million of foreign currencies at fixed rates, primarily U.K. Sterling. Losses of $0.2 million were realized during 2000.

     The Company attempts to manage the exchange volatility arising from certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire the foreign currency at an agreed rate in the future. Any gains or losses on the forward contracts are deferred and included as a component of shareholders' equity. As the administration expenses are incurred, the gains and losses are recognized in the income statement. At December 31, 2000, the Company had forward contracts outstanding for the purchase of $12.8 million of Euros and U.K. Sterling at fixed rates. Gains and losses deferred in accumulated other comprehensive income and realized throughout the year were insignificant.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure.

     (II) FINANCIAL MARKET EXPOSURE

     The Company also invests in a synthetic equity portfolio of S&P Index futures with an exposure approximately equal in amount to the market value of underlying assets held in this fund. As at December 31, 2000, the portfolio held $43.7 million (1999: $121.9 million) in exposure to S&P 500 Index futures and underlying assets of $43.2 million (1999: $122.0 million). The value of the futures is updated daily with the change recorded in income as a realized gain or loss. For the years ended December 31, 2000 and 1999, results from index futures totaled net realized losses of $0.2 million and net realized gains of $11.3 million, respectively.

     Derivative investments are also utilized to add value to the portfolio where market inefficiencies are believed to exist and also to adjust the duration of a portfolio of fixed income securities to match related deposit liabilities. At December 31, 2000, bond and stock index futures outstanding were $40.1 million (1999: $241.1 million), with underlying investments having a market value of $2.5 billion (1999: $2.5 billion).

     (B) CONCENTRATIONS OF CREDIT RISK

     The Company's investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 2000 and 1999.

     (C) OTHER INVESTMENTS

     The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $103.0 and $65.4 million as at December 31, 2000 and 1999, respectively, with commitments to invest a further
$149.7 million over the next ten years. The Company received income from its investments of $4.0 million and $9.4 million and for the years ended
December 31 2000 and 1999, respectively. The Company continually reviews the performance of the partnerships to ensure there is no other than temporary decline in the values of its investments. The Company is a limited partner and, as such, does not actively participate in the management of the partnerships.

     (D) PROPERTIES

     The Company rents space for its principal executive offices under leases that expire up to 2013. Total rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $18.3 million, $13 million,

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) and $9 million, respectively. Future minimum rental commitments under existing leases are expected to be as follows:

     Year ending December 31: 2001  $ 16,204
                              2002    15,611
                              2003    14,196
                              2004    11,505
                              2005     9,938
                       Later years    54,855
                                    --------
      Total minimum future rentals  $122,309
                                    --------

     In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The total cost of this development, including the land, is expected to be approximately $110.0, of which $101.0 million had been spent as at December 31, 2000. It is estimated that the development will be completed in April 2001.

     (E) TAX MATTERS

     The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States; however, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda or Ireland, such businesses were attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company's results of operations and financial condition.

     (F) FINANCIAL GUARANTIES

     The Company insures and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guaranty the performance of a customer to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 2000, the Company's aggregate insurance in force was $16.6 billion. The Company manages its exposure to credit risk through a structured underwriting process which includes detailed credit analysis, review of and adherence to underwriting guidelines, surveillance policies and procedures and the use of reinsurance.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

12. SHARE CAPITAL

     (A) AUTHORIZED AND ISSUED

     The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A shares are entitled to one vote for each share. In June 2000, the Company's Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis.

     The following table is a summary of shares issued and outstanding (in thousands):

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              ------------------------------
Balance - beginning of year.................................   127,807    128,745    101,282
Exercise of options.........................................     2,247        443        425
Issue of restricted shares..................................        21        107        289
Repurchase of shares........................................    (5,074)    (1,488)    (3,443)
Issue of Class A shares.....................................        19          -     27,076
Issue of Class B shares.....................................         -          -      3,116
                                                              ------------------------------
Balance - end of year.......................................   125,020    127,807    128,745
                                                              ------------------------------

     The issue of shares in 1998 was in exchange for Mid Ocean shares and FSA shares.

     (B) SHARE REPURCHASES

     The Company has had several stock repurchase plans in the past as part of its capital management program. In June 1999, the Board of Directors rescinded the Company's share repurchase plans. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500 million. During 2000, the Company repurchased 5.1 million shares at a total cost of $247.7 million, or an average cost of $48.82 per share.

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

     Restricted stock awards issued under the 1991 Performance Incentive Program plan vest over a five year period from the date of grant. These shares contained certain restrictions, for said period, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the difference between the issue price and the estimated fair market value on the date of the grant is charged to shareholders' equity and subsequently amortized over the five-year restriction period. Restricted stock issued under the plan totaled 77,472 shares, 113,100 shares and 147,836 shares in 2000, 1999 and 1998, respectively. Restricted stock awards granted by NAC prior to the merger amounted to 3,627 shares and 23,700 shares in 1999 and 1998. Vesting for such shares generally occurs over a six year period.

     The Company also has stock plans in place for its non-employee directors. The "Stock and Option Plan" issues non-qualified options to the directors-4,000 shares at the commencement of their directorship and 5,000 shares

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

12. SHARE CAPITAL (CONTINUED)
each year thereafter. All options vest immediately on the grant date. Effective April 11, 1997, all options granted to non-employee directors are granted under the 1991 Performance Incentive Program. Directors may also may make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of shares calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. Each anniversary thereafter, 20% of these shares are distributed. Shares issued under the plan totaled 7,846, nil and 2,737 in 2000, 1999 and 1998, respectively.

     A second stock plan, intended to replace the directors' "Retirement Plan for Non-Employee Directors," provides for the issue of share units equal to the amount that would have been credited to the Retirement Plan, divided by the market price of the Company's stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 13,237, 1,217 and 5,531 were issued for in 2000, 1999 and 1998, respectively.

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

     (D) FAS 123 PRO FORMA DISCLOSURE

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Had the Company adopted the accounting provisions of SFAS
No. 123, compensation costs would have been determined based on the fair value of the stock option awards granted in 2000, 1999 and 1998, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              ------------------------------
Net income - as reported....................................  $506,352   $470,509   $656,330
Net income - pro-forma......................................  $481,560   $437,592   $635,239
Basic earnings per share - as reported......................  $   4.07   $   3.69   $   5.86
Basic earnings per share - pro-forma........................  $   3.87   $   3.43   $   5.67
Diluted earnings per share - as reported....................  $   4.03   $   3.62   $   5.68
Diluted earnings per share - pro-forma......................  $   3.83   $   3.36   $   5.47

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

12. SHARE CAPITAL (CONTINUED)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                2000        1999        1998
                                                              ---------------------------------
Dividend yield..............................................      3.58%       3.43%       1.81%
Risk free interest rate.....................................      5.04%       5.90%       4.76%
Expected volatility.........................................     25.77%      24.66%      24.72%
Expected lives..............................................  7.5 years   7.5 years   9.2 years

     Total stock based compensation expensed was $9.5 million, $7.7 million and $5.8 million, in 2000, 1999 and 1998, respectively.

     (E) OPTIONS

     Following is a summary of stock options and related activity:

                                                      2000                    1999                    1998
                                              ---------------------   ---------------------   --------------------
                                                           AVERAGE                 AVERAGE                AVERAGE
                                              NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF   EXERCISE
                                                SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                              --------------------------------------------------------------------
Outstanding - beginning of year.............  10,282,723    $46.50     7,685,414    $50.61    5,744,063    $35.28
Granted.....................................     579,852    $49.95     3,207,492    $57.06    1,749,885    $68.27
Granted - Mid Ocean conversion..............           -         -             -         -      791,573    $72.44
Exercised...................................  (2,515,774)   $31.48      (421,163)   $27.57     (425,251)   $30.06
Cancelled...................................    (183,784)   $61.80      (189,020)   $55.25     (174,856)   $40.12
                                              --------------------------------------------------------------------
Outstanding - end of year...................   8,163,017    $51.09    10,282,723    $46.50    7,685,414    $46.79
                                              --------------------------------------------------------------------
Options exercisable.........................   5,034,693               5,287,657              4,288,434
                                              --------------------------------------------------------------------
Options available for grant.................   9,904,918         *     1,028,853         *    2,455,190         *
                                              --------------------------------------------------------------------

* Available for grant includes shares that may be granted as either stock options or restricted stock.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

12. SHARE CAPITAL (CONTINUED)
     The following table summarizes information about the Company's stock options (including stock appreciation rights) for options outstanding as of December 31, 2000:

                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          -----------------------------------------------------   ------------------------------------
                                                                   AVERAGE
                                               AVERAGE            REMAINING                               AVERAGE
RANGE OF                    NUMBER OF          EXERCISE          CONTRACTUAL          NUMBER OF           EXERCISE
EXERCISE PRICES           OPTIONS (000S)        PRICE           LIFE (YEARS)       OPTIONS (000S)          PRICE
-----------------------   --------------------------------------------------------------------------------------------
$10.44 - $32.93........          600            $25.42               4.1                  600              $25.42
$33.88 - $50.00........        4,671            $46.03               7.2                2,615              $43.62
$50.31 - $64.69........        1,753            $58.08               7.6                1,070              $59.39
$66.50 - $87.38........        1,139            $74.58               7.8                  750              $74.71
                          --------------------------------------------------------------------------------------------
$10.44 - $87.38........        8,163            $51.09               7.1                5,035              $49.43
                          --------------------------------------------------------------------------------------------

     (F) VOTING

     The Company's Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

     (G) SHARE RIGHTS PLAN

     Rights to purchase Class A ordinary shares ("the Rights") were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of XL's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

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

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

13. RETIREMENT PLANS (CONTINUED)
     At NAC, a qualified non-contributory defined benefit pension plan exists to cover substantially all its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company's qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment. Under these plans, the Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of the plan assets were $21.3 million, $12.6 million and $12.3 million, respectively, as of December 31, 2000 and $16.6 million, $10.0 million and $11.0 million, respectively as of December 31, 1999. The discount rates used in determining the actuarial present value of benefit obligations were 7.25% and 7.75% for 2000 and 1999, respectively. The rate of increase for future compensation levels was 6.0% for 2000 and 6.5% for 1999. The assumed rate of return on plan assets was 9.0% for both 2000 and 1999.

     NAC also maintains a qualified contributory defined contribution plan for substantially all its U.S. employees.

     The Company's expenses for its retirement plans are not considered to be significant.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

                                                              BEFORE TAX   TAX EXPENSE   NET OF TAX
                                                                AMOUNT      (BENEFIT)      AMOUNT
                                                              -------------------------------------
YEAR ENDED DECEMBER 31, 2000
Unrealized gains (losses) on investments:
Unrealized losses arising during year.......................  $ (76,881)    $(21,980)    $ (54,901)
Less reclassification for gains (losses) realized in
  income....................................................     50,571      (12,849)       63,420
                                                              -------------------------------------
Net unrealized losses.......................................   (127,452)      (9,131)     (118,321)
Foreign currency translation adjustments....................     (5,600)         102        (5,702)
                                                              -------------------------------------
Change in accumulated other comprehensive income............  $(133,052)    $ (9,029)    $(124,023)
                                                              -------------------------------------
YEAR ENDED DECEMBER 31, 1999
Unrealized gains (losses) on investments:
Unrealized losses arising during year.......................  $(148,536)    $(36,394)    $(112,142)
Less reclassification for gains (losses) realized in
  income....................................................     94,356       (5,344)       99,700
                                                              -------------------------------------
Net unrealized losses.......................................   (242,892)     (31,050)     (211,842)
Foreign currency translation adjustments....................     (6,308)      (2,276)       (4,032)
                                                              -------------------------------------
Change in accumulated other comprehensive income............  $(249,200)    $(33,326)    $(215,874)
                                                              -------------------------------------

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

                                                              BEFORE TAX   TAX EXPENSE   NET OF TAX
                                                                AMOUNT      (BENEFIT)      AMOUNT
                                                              -------------------------------------
YEAR ENDED DECEMBER 31, 1998
Unrealized gains (losses) on investments:
Unrealized gains arising during year........................  $ 196,512     $ 12,998     $ 183,514
Less reclassification for gains realized in income..........    211,204       12,276       198,928
                                                              -------------------------------------
Net unrealized gains (losses)...............................    (14,692)         722       (15,414)
Foreign currency translation adjustments....................     (1,342)        (470)         (872)
                                                              -------------------------------------
Change in accumulated other comprehensive income............  $ (16,034)    $    252     $ (16,286)
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

16. DIVIDENDS

     The following dividend information relates to the Company without inclusion of the pooling effect with NAC:

     In 2000, four regular quarterly dividends were paid at $0.45 per share to shareholders of record of February 15, May 25, August 15 and November 15.

     In 1999, four regular quarterly dividends were paid at $0.44 per share to shareholders of record at February 5, April 23, July 12 and September 24.

     In 1998, four regular quarterly dividends were paid, three of $0.40 per share to shareholders of record at February 6, April 16 and July 15, and one of $0.44 per share to shareholders of record at September 28.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

17. TAXATION

     Under current Cayman Islands law, the Company is not subject to any taxes in the Cayman Islands on either income or capital gains. The Company has received an undertaking that, in the event of any such taxes being imposed, the Company will be exempted from Cayman Islands income or capital gains taxes until June 2018.

     The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined on the basis of the income of each of the Company's U.S. subsidiaries as if a tax return has been prepared on an individual company basis. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

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

     XL Brockbank, NAC Re International and XL Re's London branch office are subject to United Kingdom corporation taxes. Other branches of the Company are subject to relevant local taxes.

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

     The tax charge (benefit) in each of the three years ended December 31, 2000 is comprised of amounts from the various taxable jurisdictions in which the Company operates. For all countries other than the U.S., there generally is no significant difference between the effective tax rate and the statutory rate in that jurisdiction. For U.S. operating income (loss), the effective rate differs from the statutory rate of 35% primarily due to tax-exempt investment income in all years, merger related costs in 1999 and a change in management's valuation allowance.

     Significant components of the provision for income taxes attributable to operations were as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              ------------------------------
CURRENT (BENEFIT) EXPENSE:
  U.S.......................................................  $ (3,175)  $(27,098)  $10,490
  Non U.S...................................................     8,612      9,664    14,680
                                                              ------------------------------
     Total current (benefit) expense........................     5,437    (17,434)   25,170
                                                              ------------------------------
DEFERRED (BENEFIT) EXPENSE:
  U.S.......................................................   (53,338)   (17,534)    4,729
  Non U.S...................................................    (8,455)    (4,602)      (16)
                                                              ------------------------------
     Total deferred (benefit) expense.......................   (61,793)   (22,136)    4,713
                                                              ------------------------------
TOTAL TAX (BENEFIT) EXPENSE.................................  $(56,356)  $(39,570)  $29,883
                                                              ------------------------------

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

17. TAXATION (CONTINUED)
     The U.S. subsidiaries current U.S. taxable income for the years ended December 31, 2000 and 1999 is based on regular taxable income. The current U.S. tax expense for the year ended December 31, 1998 is based on alternative minimum taxable income.

     Net taxes received in the year ended December 31, 2000 were approximately $13.3 million. In the years ended December 31, 1999 and 1998, net taxes paid were approximately $30.2 million and $31.2 million, respectively. The Company's net current tax asset included in "other assets" in the accompanying financial statements was $14.3 million at December 31, 2000.

     Significant components of the Company's deferred tax assets and liabilities, which principally relate to U.S. subsidiaries as of December 31, 2000 and 1999 were as follows:

                                                              YEAR ENDED DECEMBER
                                                                       31
                                                              --------------------
                                                                2000        1999
                                                              --------------------
DEFERRED TAX ASSET:
  Net unpaid loss reserve discount..........................  $ 83,230    $81,672
  Net unearned premiums.....................................    13,929     10,264
  Unrealized depreciation on investments....................         -     11,995
  Compensation liabilities..................................     9,271      8,960
  Other.....................................................    55,429     12,516
                                                              --------------------
  Deferred tax asset, gross of valuation allowance..........   161,859    125,407
  Valuation allowance.......................................         -    (11,995)
                                                              --------------------
  Deferred tax asset, net of valuation allowance............   161,859    113,412
DEFERRED TAX LIABILITY:
  Deferred policy acquisition costs.........................  $      -    $ 6,850
  Unrealized appreciation on investments....................     7,553          -
  Currency translation adjustments..........................       566        566
  Other.....................................................     1,572      8,068
                                                              --------------------
Deferred tax liability......................................     9,691     15,484
                                                              --------------------
NET DEFERRED TAX ASSET......................................  $152,168    $97,928
                                                              --------------------

     At December 31, 2000, the Company's management concluded that all deferred tax assets are more likely than not to be realized and consequently, no valuation allowance has been provided. At December 31, 1999, the Company's management established a valuation allowance for certain deferred tax assets.

     Shareholders' equity at December 31, 2000 and 1999 reflects tax benefits of $3.3 million and $1.5 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company's U.S. subsidiaries.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

18. STATUTORY FINANCIAL DATA

     The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is restricted by applicable laws of Bermuda, Ireland, the U.S. and U.K., including Lloyd's. The Company relies primarily on cash dividends from XL Insurance and XL Re.

     BERMUDA

     Under The Insurance Act, 1978, (as amended by the Insurance Act Amendment
1995) amendments thereto and related regulations of Bermuda, the Company's Bermuda subsidiaries, the most significant of which are XL Insurance and XL Re, are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these companies to maintain certain measures of solvency and liquidity during the year.

     XL Insurance's and XL Re's statutory capital and surplus, statutory net income and the minimum statutory capital and surplus required by the Act were as follows:

                                                               YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------------------
                                                 XL INSURANCE                              XL RE
                                     ------------------------------------   ------------------------------------
                                        2000         1999         1998         2000         1999         1998
                                     ---------------------------------------------------------------------------
Statutory net income...............  $  744,139   $   16,715   $  361,663   $    3,611   $  155,534   $  108,290
                                     ---------------------------------------------------------------------------
Statutory capital and surplus......  $2,061,422   $1,314,995   $1,297,461   $2,149,806   $2,062,421   $1,966,200
                                     ---------------------------------------------------------------------------
Minimum statutory capital and
  surplus required by the Act......  $  295,879   $  427,939   $  300,755   $  370,317   $  196,254   $  100,000
                                     ---------------------------------------------------------------------------

     The primary difference between statutory net income and statutory capital and surplus for the Company's subsidiaries, as shown above, and net income and shareholders' equity presented in accordance with GAAP are deferred acquisition costs.

     Under the Act, XL Insurance and XL Re are classified as a Class 4 insurer and reinsurer, respectively. Therefore, they are restricted to the payment of dividends in any one financial year of 25% of the prior year's statutory capital and surplus, unless their directors attest that such dividends will not cause the company to fail to meet its relevant statutory requirements. XL Insurance and XL Re have not been prevented from paying dividends by this restriction.

     UNITED STATES

     The Company's U.S. insurance and reinsurance subsidiaries, the most significant of which is NAC Re, are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business.

     Consolidated statutory net income and surplus of NAC Re, as reported to the insurance regulatory authorities, differs in certain respects from the amounts as prepared in accordance with GAAP. The main differences between statutory net income and GAAP income relate to deferred acquisition costs, deferred income taxes and amortization of intangible assets. The main differences between statutory surplus and shareholders' equity, in addition to deferred acquisition costs and deferred income tax net assets, are intangible assets, unrealized appreciation on investments, and any unauthorized/authorized reinsurance charges.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

18. STATUTORY FINANCIAL DATA (CONTINUED)
     The following table shows statutory net income and GAAP net income (loss) and consolidated statutory surplus and consolidated shareholders' equity of NAC Re.

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------------------------------
NET INCOME:
Statutory net income........................................  $(110,574)  $  8,948    $101,862
                                                              ---------------------------------
GAAP net income (loss)......................................  $ (56,686)  $ (1,060)   $ 98,586
                                                              ---------------------------------
SHAREHOLDERS' EQUITY:
Consolidated statutory surplus..............................  $ 575,575   $440,102    $737,114
                                                              ---------------------------------
GAAP consolidated shareholder's equity......................  $ 823,099   $700,725    $750,725
                                                              ---------------------------------

     NAC Re is subject to the New York insurance law, which imposes certain restrictions on the payment of cash dividends and tax reimbursements. Generally, NAC Re may pay cash dividends only out of statutory earned surplus. However, the maximum amount of dividends that may be paid in any twelve month period without the prior approval of the New York Insurance Department is the lesser of net investment income or 10% of statutory surplus as such terms are defined in the New York insurance law. Statutory earned deficit at December 31, 2000 and 1999 was $12.2 million and $27.7 million, respectively. Consequently, NAC Re cannot make a dividend distribution at this time.

     XL Brockbank, via Lloyd's, is a licensed insurer in the states of Illinois and Kentucky and in the U.S. Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and in the USVI, and an accredited reinsurer in every state other than Michigan, Kansas and Arizona. XL Aerospace is licensed in California as a fire and casualty broker, surplus lines broker and special lines surplus lines broker.

     The insurance laws of each state of the U.S. and of many foreign countries regulate the sale of insurance within their jurisdiction by alien insurers, such as XL Insurance and XL Re. The Company believes it is not in violation of the insurance laws of any state in the U.S. or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could require the Company to, among other things, register as a surplus lines insurer. The Company believes that generally it could meet and comply with the requirements to be registered as a surplus lines insurer and such compliance would not have a significant impact on the ability of the Company to conduct its business. There can be no assurances, however, that the activities of the Company will not be challenged in the future or that the Company will be able to successfully defend against such challenges or that legislation will not be enacted that will affect the Company's ability to conduct its business.

     IRELAND

     XL Europe is permitted to underwrite risks throughout the European Community (subject to certain restrictions) pursuant to the "Third Directive" relating to non-life insurance. XL Europe's head office is in Ireland and it is subject to regulation under Irish regulatory authority. The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1990 (the "Irish Acts") and a comprehensive network of regulations and statutory provisions empowering the making of regulations of which the most relevant are the European Communities (Non-Life Insurance) Regulations, 1976, the European Communities (Non-Life Insurance

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

18. STATUTORY FINANCIAL DATA (CONTINUED)
Accounts) Regulations, 1995, the European Communities (Non-Life Insurance) Framework Regulations, 1994 and related administrative rules (the "Irish Regulations").

     In addition, XL Europe's insurance activities are subject to minimum solvency and reserve standards and auditing and reporting requirements. The Minister for Enterprise, Trade and Employment has wide powers to supervise, investigate and intervene in the affairs of such insurers.

     UNITED KINGDOM

     The United Kingdom Financial Services Authority ("U.K. FSA") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Through its branches and subsidiaries in London, the Company is deemed to "effect and carry on" business in the United Kingdom and certain of its subsidiaries are therefore regulated by the U.K. FSA.

     LLOYD'S

     The Company, XL Brockbank and Denham are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the U.K., Lloyd's is not subject to direct U.K. government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of the Lloyd's Act of 1982 through the bye-laws, regulations and codes of conduct written by the Council, which governs the market. It is expected that the U.K. FSA will become ultimately responsible for Lloyds regulation in 2001. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by a number of the working members of the Council and is responsible for the development and growth of Lloyd's worldwide business. The Regulatory Board is responsible for developing and monitoring regulatory practice and procedures. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the "CCVs") and managing agencies.

     As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in the Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the CCVs or the XL Brockbank group as a whole to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements and to submit to regular monitoring and compliance procedures. The CCVs, as corporate members of Lloyd's are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

     The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

     OTHER REGULATION

     The Company is subject to regulation in Australia, Singapore, Spain, Latin America and Germany as a result of its representative offices and branches in such jurisdictions.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

19. EARNINGS PER SHARE

     The following table sets forth the computation of the basic and diluted earnings per share:

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------------------------------
BASIC EARNINGS PER SHARE:
Net income..................................................  $506,352    $470,509    $656,330
Weighted average ordinary shares outstanding................   124,503     127,601     112,034
Basic earnings per share....................................  $   4.07    $   3.69    $   5.86
                                                              ---------------------------------
Diluted earnings per share:
Net income..................................................  $506,352    $470,509    $656,330
Add back after-tax interest on convertible debentures.......        --       1,752       3,504
                                                              ---------------------------------
Adjusted net income.........................................  $506,352    $472,261    $659,834
                                                              ---------------------------------
Weighted average ordinary shares outstanding -- basic.......   124,503     127,601     112,034
Average stock options outstanding (1).......................     1,194       1,872       2,152
Conversion of convertible debentures (2)....................        --         831       2,020
                                                              ---------------------------------
Weighted average ordinary shares outstanding -- diluted.....   125,697     130,304     116,206
                                                              ---------------------------------
Diluted earnings per share..................................  $   4.03    $   3.62    $   5.68
                                                              ---------------------------------

(1) Net of shares repurchased under the treasury stock method.

(2) 1998 reflects the assumed conversion of the 5.25% Convertible Subordinated Debentures due 2000. The Debentures were called in June 1999 and the actual conversion is reflected in 1999.

20. SUBSEQUENT EVENTS

     XL Capital announced on February 15, 2001 that it has agreed to purchase Winterthur International from Winterthur Swiss Insurance Company ("Winterthur"), a subsidiary of the Credit Suisse Group ("CSG"). The Company will be purchasing a combination of insurance companies and selected Winterthur International insurance portfolios. The all-cash transaction is valued at approximately
$600.0 million and may be funded by the Company with a combination of current resources and external financing. Winterthur International is the international, large commercial account property and casualty insurance business of Winterthur. Winterthur International operates in 27 countries, has more than 1,000 employees and in 2000 had gross premiums written and net premiums earned of approximately $1.3 billion and $600.0 million, respectively. In terms of premium volume, Winterthur International's top five markets are the U.K., Switzerland, Germany, the U.S. and France. As at September 30, 2000, Winterthur International (including certain operations to be retained by CSG) had investment assets of approximately $1.0 billion.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

21. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited quarterly financial data for 2000 and 1999:

                                                             FIRST      SECOND     THIRD      FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -----------------------------------------
2000
  Net premiums earned.....................................  $494,499   $503,375   $539,945   $497,421
  Net investment income...................................   128,527    136,440    134,624    142,909
  Net realized gains (losses) on investments..............    68,707      5,075      1,026    (24,237)
  Equity in net income of affiliates......................    17,479     25,756     18,447     12,673
  Fee income and other....................................     4,956      3,340        539      5,958
                                                            -----------------------------------------
  Total revenues..........................................  $714,168   $673,986   $694,581   $634,724
                                                            -----------------------------------------
  Income before income tax expense and minority interest..  $215,817   $140,832   $138,317   $(43,877)
                                                            -----------------------------------------
  Net income..............................................  $223,759   $142,484   $139,461   $    648
                                                            -----------------------------------------
  Net income per share and share equivalent - basic.......  $   1.78   $   1.15   $   1.13   $   0.01
                                                            -----------------------------------------
  Net income per share and share equivalent - diluted.....  $   1.77   $   1.13   $   1.10   $   0.01
                                                            -----------------------------------------
1999
  Net premiums earned.....................................  $386,753   $414,386   $488,729   $460,138
  Net investment income...................................   135,680    132,593    126,560    130,485
  Realized gains on investments...........................    67,476     17,584    (12,671)    21,967
  Equity in net income (loss) of affiliates...............    (7,307)    16,642     15,372     16,200
  Fee income and other....................................    10,551      3,870     28,800     57,179
                                                            -----------------------------------------
  Total revenues..........................................  $593,153   $585,075   $646,790   $685,969
                                                            -----------------------------------------
  Income before income tax expense and minority interest..  $214,114   $ 28,886   $139,427   $ 48,732
                                                            -----------------------------------------
  Net income..............................................  $209,811   $ 62,708   $137,402   $ 60,588
                                                            -----------------------------------------
  Net income per share and share equivalent - basic.......  $   1.63   $   0.49   $   1.08   $   0.48
                                                            -----------------------------------------
  Net income per share and share equivalent - diluted.....  $   1.58   $   0.48   $   1.07   $   0.47
                                                            -----------------------------------------

     In the fourth quarter of 2000, the Company incurred after-tax charges of $124.6 million, or $0.98 per share, which included certain reserve adjustments together with employee severance charges and other costs associated with the realignment of the Company's operations and the discontinuation of certain business lines. In the fourth quarter of 1999, the Company incurred after-tax losses of $125.0 million, or $0.97 per share, as a result of two major European windstorms in December 1999. The second quarter of 1999 included charges relating to merger with NAC.

                                 XL CAPITAL LTD

             (U.S. dollars in thousands, except per share amounts)

22. UNAUDITED CONDENSED PRO FORMA FINANCIAL INFORMATION

     Unaudited condensed pro forma financial information shown below relates to the Company's acquisition of Mid Ocean in August 1998 and is based upon the assumption that Mid Ocean had been a part of the Company's operations since January 1, 1998.

                                                              PRO FORMA
                                                                 1998
                                                              ----------
Net premiums earned.........................................  $1,588,791
Net investment income.......................................     494,389
Net realized gains on sale of investments...................     260,598
Equity in loss of affiliates................................      (1,897)
Fee income and other........................................      28,006
                                                              ----------
  Total revenues............................................   2,369,887
                                                              ----------
Losses and loss expenses....................................     921,018
Acquisition costs and operating expenses....................     514,877
Interest expense............................................      44,839
Amortization of intangible assets...........................      45,464
                                                              ----------
  Total expenses............................................   1,526,198
                                                              ----------
Income before minority interest and income tax expense......     843,689
Minority interest and income tax............................      34,535
                                                              ----------
  Net income................................................  $  809,154
                                                              ----------
Net income per share
  Basic.....................................................  $     6.33
  Diluted...................................................  $     6.13
Weighted average shares outstanding (000's)
  Basic.....................................................     127,883
  Diluted...................................................     132,036

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                              --------
     (a) Financial Statements, Financial Statement Schedules
       and Exhibits.
          - Report of PricewaterhouseCoopers LLP on
          Financial Statements and Financial
            Statement Schedules.............................     83
          - Report of Ernst and Young LLP on Financial
          Statements and Financial
            Statement Schedules.............................     84

1. FINANCIAL STATEMENTS

     Included in Part II--See Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

                                                              SCHEDULE
                                                               NUMBER      PAGE
                                                              -------------------
  - Consolidated Summary of Investments -- Other than
    Investments in Related Parties, as of December 31,
    2000....................................................      I         85
  - Condensed Financial Information of Registrant, as of
    December 31, 2000 and 1999 and for the years ended
    December 31, 2000, 1999, and 1998.......................     II         86
  - Reinsurance, for the years ended December 31, 2000, 1999
    and 1998................................................     IV         89
  - Supplementary Information Concerning Property/Casualty
    Insurance Operations for the years ended December 31,
    2000, 1999 and 1998.....................................     VI         90

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

           3.1          Rights Agreement, dated as of September 11, 1998 between the
                        Company and ChaseMellon Shareholder Services, L.L.C., as
                        Rights Agent, incorporated by reference to the Company's
                        Current Report on Form 8-K dated October 21, 1998.

          10.1 Money Accumulation Savings Program, incorporated by reference to Exhibit 10.15 to the Company's Registration
                        Statement on Form S-1 (No. 33-40533).

          10.2          (Intentionally omitted)

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

       10.11.4          (Intentionally omitted)

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

       10.12.3          (Intentionally omitted)

       10.12.4          Amendment to Butt Service Agreement, incorporated by
                        reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                        1998.

       10.12.5          (Intentionally omitted)

       10.13.1          (Intentionally omitted)

       10.13.2          Ronald L. Bornheutter Consulting Agreement dated as of July
                        1, 1999, incorporated by reference to Exhibit 10.14.19 to
                        the Company's Annual Report on form 10-K for the year ended
                        December 31, 1999.

       10.13.3          Ronald L. Bornheutter Settlement Agreement dates as of June
                        30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999.

       10.13.4          Employment Contract with Nicholas M. Brown, Jr. dated as of
                        June 30, 1998, incorporated herein by reference to NAC Re's quarterly report on Form 10Q for June 30, 1998.

       10.13.5          Amended and Restated Employment Agreement with Nicholas M.
                        Brown, Jr., dated as of June 18, 1999, incorporated by
                        reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       10.14.1          Credit Agreement (5-Year) between Mid Ocean Limited and The
                        Chase Manhattan Bank, incorporated by reference to Exhibit
                        10.14.1 to the Company's Annual Report on Form 10-K
                        (No. 1-10804) for the year ended November 30, 1998.

       10.14.2          Amendment to No. 1 to Credit Agreement (5-Year) between Mid
                        Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.2 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended November 30,
                        1998.

       10.14.3          Amendment No.2 to Credit Agreement (5-year) between Mid
                        Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       10.14.4          Amendment No.3 to Credit Agreement (5-year) between Mid
                        Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       10.14.5          (Intentionally omitted)

       10.14.6          (Intentionally omitted)

       10.14.7          (Intentionally omitted)

       10.14.8          (Intentionally omitted)

       10.14.9          (Intentionally omitted)

      10.14.10          (Intentionally omitted)

      10.14.11          (Intentionally omitted)

      10.14.12          (Intentionally omitted)

      10.14.13          (Intentionally omitted)

      10.14.14          (Intentionally omitted)

      10.14.15          (Intentionally omitted)

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

      10.14.17          First Amendment to Revolving Credit Agreement between XL
                        Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.15 to the Company's Annual
                        Report on Form 10-K for the year ended November 30,1998.

      10.14.18          Second Amendment to Revolving Credit Agreement between XL
                        Insurance Company, Ltd. and Mellon Bank N.A., incorporated by reference to Exhibit 10.14.16 to the Company's Annual
                        Report on Form 10-K for the year ended November 30,1998.

      10.14.19          Third Amendment to Revolving Credit Agreement between XL
                        Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.19 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999.

      10.14.20          Fourth Amendment to Revolving Credit Agreement between XL
                        Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.19 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999.

      10.14.21          Fifth Amendment to Revolving Credit Agreement between XL
                        Insurance Company, Ltd. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.19 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999.

      10.14.22          (Intentionally omitted)

      10.14.23          (Intentionally omitted)

      10.14.24          Letter of Credit Facility and Reimbursement Agreement dated as of June 30, 1999 by and among XL Insurance Ltd. et al.
                        and Mellon Bank, N.A., incorporated by reference to Exhibit
                        10.14.19 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1999.

      10.14.25          First Amendment to Letter of Credit Facility and
                        Reimbursement Agreement dated as of June 30, 1999 by and among XL Insurance Ltd. et al. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999.

      10.14.26          (Intentionally omitted)

      10.14.27          (Intentionally omitted)

      10.14.28          (Intentionally omitted)

      10.14.29          (Intentionally omitted)

      10.14.30          (Intentionally omitted)

      10.14.31          364-day Credit Agreement, dated as of July 5, 2000, between
                        XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL
                        Europe Ltd and XL Mid Ocean Reinsurance Ltd, as borrowers
                        and guarantors, the lenders named therein. The Chase
                        Manhattan Bank, as administrative agent, Chase Securities
                        Inc., as advisor, lead arranger and book manager, Deutsche
                        Bank AG, as syndication agent, and Mellon Bank, N.A. and
                        Citibank, N.A., as co-documentation agent, incorporated by reference to the Company's quarterly report on Form 10-Q for
                        June 2000.

      10.14.32          Letter of Credit and Reimbursement Agreement, dated as of
                        July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL
                        Insurance Ltd, XL Europe Ltd and XL Mid Ocean Reinsurance
                        Ltd, as account parties and guarantors, the lenders party
                        thereto, The Chase Manhattan Bank, as administrative agent,
                        Chase Securities Inc., as advisor, lead arranger and book
                        manager, Deutsche Bank AG, as syndication agent, and Mellon
                        Bank, N.A. and Citibank, N.A., as co-documentation agents, incorporated by reference to the Company's quarterly report on Form 10-Q for June 2000.

      10.14.33          Letter of Credit and Reimbursement Agreement, dated
                        November 3, 2000, between the Company, the guarantors named therein, the lenders named therein, Citibank International plc, as agent and trustee for the lenders, and Solomon
                        Brothers International Limited, as arranger.

      10.14.34          Second Amendment to Letter of Credit Facility and
                        Reimbursement Agreement, dated as of November 28, 2000, by and among XL Insurance Ltd, XL Europe Ltd, XL Mid Ocean
                        Reinsurance Ltd, XL Brockbank Group plc, and XL Investments
                        Ltd and Mellon Bank.

      10.14.35 1991 Performance Incentive Program as amended and restated effective March 17, 2000, incorporated by reference to the Company's proxy statement dated April 7, 2000.

      10.14.36          Letter of Credit Agreement (Secured) between XL Mid Ocean
                        Reinsurance Ltd and Citibank International plc dated
                        May 19, 1993 (as amended) incorporated by reference to the Company's Prospectus Supplement dated November 3, 1998.

          11.1          Statement regarding computation of per share earnings.

          21.1          List of subsidiaries of the Registrant.

          23.1          Consent of PricewaterhouseCoopers LLP.

          23.2          Consent of Ernst & Young LLP.

          27.1          Financial Data Schedule.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of XL Capital Ltd:

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of XL
Capital Ltd and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 14(a) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements or financial statement schedules of NAC Re Corp. as at December 31, 1998, which statements reflect total revenues of $699.4 million for the year ended
December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NAC Re Corp. for that date, is based solely on the report of the other auditors. The consolidated financial statements give retroactive effect to the merger with NAC Re Corp. on July 15, 1999 in a transaction accounted for as a pooling of interests, as described in
Note 6 to the consolidated financial statements. We conducted our audits of these statements and schedules in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     We previously audited and reported on the consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows and the supplemental schedules of XL Capital Ltd and its subsidiaries as at and for the year ended November 30, 1998 prior to their restatement for the 1999 pooling of interests and change in fiscal year.

PRICEWATERHOUSECOOPERS LLP
New York, New York
February 15, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

NAC Re Corporation:

     We have audited the consolidated statements of income, stockholders' equity and cash flows of NAC Re Corporation and subsidiaries for the year ended December 31, 1998 (not presented separately herein). Our audit also included the financial statements schedules listed in the Index at Item 14 of the 1998 NAC Re Corporation annual report on Form 10-K (not presented separately herein). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of NAC Re Corporation and subsidiaries' operations and cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all respects, the information set forth therein.

Ernst & Young LLP

New York, New York

February 3, 1999

Except for Note 15, as to which the date is

February 15, 1999

                                 XL CAPITAL LTD
                            SUPPLEMENTAL SCHEDULE I

                CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                            AS AT DECEMBER 31, 2000
                           (U.S dollars in thousands)

                                                                                          AMOUNT
                                                                                           SHOWN
                                                               COST OR                    IN THE
                                                              AMORTIZED      MARKET       BALANCE
TYPE OF INVESTMENT                                             COST (1)      VALUE         SHEET
-----------------                                             -------------------------------------
Fixed Maturities:
  Bonds and notes:
     U.S. government and government agencies and
        authorities.........................................  $1,361,972   $1,412,123   $1,412,123
     U.S states and political subdivisions of the States....     516,949      533,785      533,785
     Non-U.S. sovereign governments.........................     597,295      598,655      598,655
     Mortgage-backed securities.............................   1,818,697    1,830,395    1,830,395
     All other corporate....................................   4,419,283    4,230,123    4,230,123
                                                              -------------------------------------
        Total fixed maturities..............................  $8,714,196   $8,605,081   $8,605,081
                                                              -------------------------------------
Equity Securities:..........................................  $  515,440   $  557,460   $  557,460
                                                              -------------------------------------
Short-term investments......................................  $  347,147   $  339,007   $  339,007
                                                              -------------------------------------
Total investments...........................................  $9,576,783   $9,501,548   $9,501,548
                                                              -------------------------------------

(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                 XL CAPITAL LTD
                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS--PARENT COMPANY ONLY

                        AS AT DECEMBER 31, 2000 AND 1999
                          (U.S. dollars in thousands)

                                                                 2000         1999
                                                              -----------------------
                                     A S S E T S
Portfolio Investments:
  Fixed maturities at fair value (amortized cost: 2000,
     $292,759; 1999, $101,233)..............................  $  295,770   $   99,816
  Short-term investments at fair value (amortized cost:
     2000, $11,032; 1999, $43,563)..........................      10,997       43,499
                                                              -----------------------
     Total portfolio investments............................     306,767      143,315
Cash and cash equivalents...................................      40,391      125,619
Investments in subsidiaries on an equity basis..............   6,748,846    6,296,880
Investment in affiliates....................................         162           74
Investments in limited partnerships.........................      35,712       39,352
Accrued investment income...................................       2,629          539
Other assets................................................      22,049        8,952
                                                              -----------------------
     Total assets...........................................  $7,156,556   $6,614,731
                                                              -----------------------
                                L I A B I L I T I E S
Amount due to subsidiaries..................................  $1,515,071   $  909,610
Accounts payable and accrued liabilities....................      67,817      128,043
                                                              -----------------------
     Total liabilities......................................  $1,582,888   $1,037,653
                                                              -----------------------
                        S H A R E H O L D E R S'  E Q U I T Y
Ordinary shares.............................................  $    1,250   $    1,278
Contributed surplus.........................................   2,497,416    2,520,136
Accumulated other comprehensive income......................    (104,712)      19,311
Deferred compensation.......................................     (17,727)     (28,797)
Retained earnings...........................................   3,197,441    3,065,150
                                                              -----------------------
     Total shareholders' equity.............................  $5,573,668   $5,577,078
                                                              -----------------------
     Total liabilities and shareholders' equity.............  $7,156,556   $6,614,731
                                                              -----------------------

                                 XL CAPITAL LTD
                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) STATEMENT OF INCOME AND COMPREHENSIVE INCOME--PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (U.S. dollars in thousands)

                                                                2000       1999       1998
                                                              ------------------------------
Net investment income.......................................  $  4,466   $  1,890   $  2,738
Net realized gains (losses).................................       643       (278)       458
Equity in net earnings of subsidiaries (Dividends were Nil,
  Nil and $117,900 in 2000, 1999 and 1998, respectively)....   576,502    560,166    632,521
Equity in net income of affiliates..........................        88          -     49,878
Income from limited partnerships............................     2,594      4,947      3,599
                                                              ------------------------------
Total revenues..............................................   584,293    566,725    689,194
Operating expenses..........................................    77,941     96,216     32,864
                                                              ------------------------------
Net income..................................................   506,352    470,509   $656,330
Change in net unrealized appreciation on investments........     4,458     (3,084)     1,603
                                                              ------------------------------
Comprehensive income........................................  $510,810   $467,425   $657,933
                                                              ------------------------------

                                 XL CAPITAL LTD
                                  SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (U.S dollars in thousands)

                                                                2000        1999        1998
                                                              ---------------------------------
Cash flows provided by operating activities:
  Net income................................................  $ 506,352   $ 470,509   $ 656,330
  Adjustments to reconcile net income to net cash provided
     by operating activities:...............................
     Net realized gains from sale of shares in affiliate....          -           -        (458)
     Equity in net earnings of subsidiaries, net of
        dividends...........................................   (586,663)   (557,317)   (503,838)
     Equity in net income of affiliates, net of dividends...        (88)          -     (31,410)
     Accrued investment income..............................     (2,090)      1,428      (1,967)
     Amount due to subsidiaries.............................    605,461     229,811     651,753
     Accounts payable and accrued liabilities...............    (60,226)     10,522     116,402
     Amortization of intangible assets......................     31,348      31,348      10,494
     Amortization of deferred compensation..................      8,861       7,657       5,815
     Amortization of discounts on fixed maturities..........        637         366         335
     Other..................................................     (8,890)     (5,069)       (117)
                                                              ---------------------------------
        Total adjustments...................................    (11,650)   (281,254)    247,009
                                                              ---------------------------------
        Net cash provided by operating activities...........    494,702     189,255     903,339
                                                              ---------------------------------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of fixed maturities and short-term
     investments............................................    230,110     118,756     198,893
  Proceeds from redemption of fixed maturities and
     short-term investments.................................     43,500     107,885      53,325
  Purchases of fixed maturities and short term
     investments............................................   (432,722)   (121,995)   (501,957)
  Investment in subsidiaries................................    (25,000)          -           -
  Investment in limited partnerships........................      3,640     (18,974)     (1,129)
                                                              ---------------------------------
     Net cash provided (used in) by investing activities....   (180,472)     85,672    (250,868)
                                                              ---------------------------------
Cash flows used in financing activities:
  Proceeds from exercise of options.........................     74,564      14,014      15,092
  Dividends paid............................................   (225,572)   (212,659)   (156,481)
  Repurchase of treasury shares.............................   (248,450)    (99,344)   (362,401)
                                                              ---------------------------------
        Net cash used in financing activities...............   (399,458)   (297,989)   (503,790)
                                                              ---------------------------------
        Net change in cash and cash equivalents.............    (85,228)    (23,062)  $ 148,681
Cash and cash equivalents - beginning of year...............    125,619     148,681           -
                                                              ---------------------------------
Cash and cash equivalents - end of year.....................  $  40,391   $ 125,619   $ 148,681
                                                              ---------------------------------

                                 XL CAPITAL LTD
                            SCHEDULE IV--REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (U.S. dollars in thousands)

                                                    CEDED       ASSUMED
                                       GROSS       TO OTHER    FROM OTHER      NET
                                       AMOUNT     COMPANIES    COMPANIES      AMOUNT
                                     -------------------------------------------------
2000...............................  $1,688,923   $1,012,791   $1,440,108   $2,116,240
                                     -------------------------------------------------
1999...............................  $1,088,028   $  541,037   $1,354,892   $1,901,883
                                     -------------------------------------------------
1998...............................  $  779,551   $  319,275   $  863,988   $1,324,264
                                     -------------------------------------------------

                                 XL CAPITAL LTD
                                  SCHEDULE VI

                           SUPPLEMENTARY INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (U.S dollars in thousands)

                                                                                           LOSSES AND LOSS EXPENSES
                                                                                             INCURRED RELATED TO         NET
                                      RESERVES                                             ------------------------      PAID
                        DEFERRED     FOR LOSSES   RESERVES FOR                   NET                                    LOSSES
                       ACQUISITION    AND LOSS      UNEARNED     NET EARNED   INVESTMENT     CURRENT       PRIOR       AND LOSS
                          COSTS       EXPENSES      PREMIUMS      PREMIUMS      INCOME      YEAR (1)      YEAR (2)     EXPENSES
                       ---------------------------------------------------------------------------------------------------------
   2000..............   $309,268     $5,672,062    $1,741,393    $2,035,240    $542,500    $1,827,443    $(394,884)   $1,663,670
                       ---------------------------------------------------------------------------------------------------------
   1999..............   $275,716     $5,369,402    $1,497,376    $1,750,006    $525,318    $1,591,414    $(287,110)   $1,093,502
                       ---------------------------------------------------------------------------------------------------------
   1998..............   $204,271     $4,896,643    $1,337,277    $1,324,291    $417,290    $1,097,161    $(255,644)   $  730,889
                       ---------------------------------------------------------------------------------------------------------


                       AMORTIZATION
                       OF DEFERRED       NET
                       ACQUISITION     PREMIUMS
                          COSTS        WRITTEN
                       -------------------------
   2000..............    $485,796     $2,116,240
                       -------------------------
   1999..............    $380,980     $1,901,883
                       -------------------------
   1998..............    $249,341     $1,324,264
                       -------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       XL CAPITAL LTD

                                                       By:               /s/ BRIAN M. O'HARA
                                                            ---------------------------------------------
                                                                           Brian M. O'Hara
                                                                PRESIDENT AND CHIEF EXECUTIVE OFFICER

March 23, 2001

                               POWER OF ATTORNEY

     We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Michael P. Esposito, Jr., Brian M. O'Hara and
Paul S. Giordano, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----
                 /s/ BRIAN M. O'HARA                   President, Chief Executive
  ------------------------------------------------       Officer and Director            March 23, 2001
                   Brian M. O'Hara                       (Principal Executive Officer)

                /s/ ROBERT R. LUSARDI                  Executive Vice President and
  ------------------------------------------------       Chief Financial Officer         February 19,
                  Robert R. Lusardi                      (Principal Financial Officer)        2001

                /s/ MICHAEL A. SIESE                   Senior Vice President and
  ------------------------------------------------       Controller (Principal           March 23, 2001
                  Michael A. Siese                       Accounting Officer)

            /s/ MICHAEL P. ESPOSITO, JR.
  ------------------------------------------------     Director and Chairman of the      March 23, 2001
              Michael P. Esposito, Jr.                   Board of Directors

              /s/ RONALD L. BORNHUETTER
  ------------------------------------------------     Director                          March 23, 2001
                Ronald L. Bornhuetter

                 /s/ MICHAEL A. BUTT
  ------------------------------------------------     Director                          March 23, 2001
                   Michael A. Butt

                 /s/ ROBERT CLEMENTS
  ------------------------------------------------     Director                          March 23, 2001
                   Robert Clements

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----
                 /s/ SIR BRIAN CORBY
  ------------------------------------------------     Director                          March 23, 2001
                   Sir Brian Corby

                /s/ ROBERT R. GLAUBER
  ------------------------------------------------     Director                          March 23, 2001
                  Robert R. Glauber

                   /s/ IAN R. HEAP
  ------------------------------------------------     Director                          March 23, 2001
                     Ian R. Heap

                  /s/ PAUL JEANBART
  ------------------------------------------------     Director                          March 23, 2001
                    Paul Jeanbart

                   /s/ JOHN LOUDON
  ------------------------------------------------     Director                          March 23, 2001
                     John Loudon

                 /s/ DANIEL MCNAMARA
  ------------------------------------------------     Director                          March 23, 2001
                   Daniel McNamara

                /s/ ROBERT S. PARKER
  ------------------------------------------------     Director                          March 23, 2001
                  Robert S. Parker

                   /s/ CYRIL RANCE
  ------------------------------------------------     Director                          March 23, 2001
                     Cyril Rance

                 /s/ ALAN Z. SENTER
  ------------------------------------------------     Director                          March 23, 2001
                   Alan Z. Senter

                /s/ JOHN T. THORNTON
  ------------------------------------------------     Director                          March 23, 2001
                  John T. Thornton

                /s/ ELLEN E. THROWER
  ------------------------------------------------     Director                          March 23, 2001
                  Ellen E. Thrower

                   /s/ JOHN WEISER
  ------------------------------------------------     Director                          March 23, 2001
                     John Weiser