Form 10-Q
period 2001-03-31
XL CAPITAL LTD
filed 2001-05-15
CIK 875159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 1-10804

                                 XL CAPITAL LTD
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       CAYMAN ISLANDS                                     98-0191089
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


              XL HOUSE, ONE BERMUDIANA ROAD, HAMILTON, BERMUDA HM11 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (441) 292-8515
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /x/ No/ /

     As of May 11, 2001, there were outstanding 125,172,744 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                               XL CAPITAL LTD

                             INDEX TO FORM 10-Q

                                                                                         Page No.
                                                                                         --------
                                PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Consolidated Balance Sheets as at March 31, 2001 and December
         31, 2000 (Unaudited)......................................................         3

         Consolidated Statements of Income and Comprehensive Income for the Three
         Months Ended March 31, 2001 and 2000 (Unaudited)..........................         4

         Consolidated Statements of Shareholders' Equity for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited).......................................         5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31,
         2001 and 2000 (Unaudited).................................................         6

         Notes to Unaudited Consolidated Financial Statements......................         7

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.......................................................        11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................        18

                                PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................        21

Item 4.  Submission of Matters to a Vote of Shareholders...........................        21

Item. 6  Exhibits and Reports on Form 8-K..........................................        21

Signatures

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD
                           CONSOLIDATED BALANCE SHEETS
                (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               (UNAUDITED)
                                                                                        ----------------------------
                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2001            2000
                                                                                        -----------     ------------
                                    A S S E T S

Investments:
   Fixed maturities, at fair value (amortized cost: 2001, $8,853,507; 2000,
     $8,714,196)....................................................................    $ 8,793,234      $ 8,605,081
   Equity securities, at fair value (cost: 2001, $517,752; 2000, $515,440)..........        469,957          557,460
   Short-term investments, at fair value (amortized cost: 2001, $209,400; 2000,
     $347,147)......................................................................        208,304          339,007
                                                                                       ------------     ------------
   Total investments available for sale.............................................      9,471,495        9,501,548
   Investments in affiliates........................................................        860,954          792,723
   Other investments................................................................        204,581          177,651
                                                                                       ------------     ------------
        Total investments...........................................................     10,537,030       10,471,922
Cash and cash equivalents...........................................................        937,286          930,469
Accrued investment income...........................................................        140,308          143,235
Deferred acquisition costs..........................................................        373,277          309,268
Prepaid reinsurance premiums........................................................        448,914          391,789
Premiums receivable.................................................................      1,366,117        1,119,723
Reinsurance balances receivable.....................................................        232,308          196,002
Unpaid losses and loss expenses recoverable.........................................      1,523,605        1,339,767
Intangible assets (accumulated amortization: 2001, $191,728; 2000, $177,260)........      1,587,467        1,591,108
Deferred tax asset, net.............................................................        158,008          152,168
Other assets........................................................................        326,134          296,501
                                                                                       ------------     ------------
         Total assets...............................................................   $ 17,630,454     $ 16,941,952
                                                                                       ============     ============

        L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

Liabilities:
Unpaid losses and loss expenses.....................................................   $  5,846,412     $  5,672,062
Deposit liabilities and policy benefit reserves.....................................      1,226,551        1,209,926
Unearned premiums...................................................................      2,055,679        1,741,393
Notes payable and debt..............................................................        500,034          450,032
Reinsurance balances payable........................................................        553,638          441,900
Net payable for investments purchased...............................................      1,202,694        1,372,476
Other liabilities...................................................................        541,410          439,433
Minority interest...................................................................         42,230           41,062
                                                                                       ------------     ------------
         Total liabilities..........................................................   $ 11,968,648     $ 11,368,284
                                                                                       ------------     ------------

Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares, par value $0.01
Issued and outstanding:
   Ordinary shares (2001, 125,172,419; 2000, 125,020,676)...........................   $      1,251     $      1,250
Contributed surplus.................................................................      2,510,211        2,497,416
Accumulated other comprehensive loss................................................       (181,241)        (104,712)
Deferred compensation...............................................................        (16,969)         (17,727)
Retained earnings...................................................................      3,348,554        3,197,441
                                                                                       ------------     ------------
         Total shareholders' equity.................................................   $  5,661,806     $  5,573,668
                                                                                       ------------     ------------
         Total liabilities and shareholders' equity.................................   $ 17,630,454     $ 16,941,952
                                                                                       ============     ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                ---------------------
                                                                                  2001        2000
                                                                                ---------   ---------
Revenues:
     Net premiums earned............................................            $ 542,154   $ 494,499
     Net investment income..........................................              129,351     128,527
     Net realized gains on sales of investments.....................               60,171      68,707
     Equity in net income of affiliates.............................               28,388      17,479
     Fee income and other...........................................                7,069       4,956
                                                                                ---------   ---------
          Total revenues.........................................                 767,133     714,168
                                                                                ---------   ---------

Expenses:
     Losses and loss expenses.......................................              330,204     302,834
     Acquisition costs..............................................              125,872     103,694
     Operating expenses.............................................               71,888      69,276
     Interest expense...............................................                7,512       8,495
     Amortization of intangible assets..............................               14,468      14,052
                                                                                ---------   ---------
          Total expenses............................................              549,944     498,351
                                                                                ---------   ---------

Income before minority interest and income tax expense..............              217,189     215,817
     Minority interest in net income of subsidiary..................                1,169         205
     Income tax benefit.............................................               (2,909)     (8,147)
                                                                                ---------   ---------

Net income..........................................................            $ 218,929   $ 223,759
                                                                                ---------   ---------

Change in net unrealized depreciation of investments................              (29,407)    (10,216)

Foreign currency translation adjustments............................              (47,122)        836
                                                                                ---------   ---------

Comprehensive Income................................................            $ 142,400   $ 214,379
                                                                                =========   =========
Weighted average ordinary shares and ordinary share
   equivalents outstanding-basic....................................              124,464     125,671
                                                                                =========   =========
Weighted average ordinary shares and ordinary share
   equivalents outstanding - diluted................................              126,782     126,764
                                                                                =========   =========
Earnings per ordinary share and ordinary share
   equivalent-basic.................................................            $    1.76   $    1.78
                                                                                =========   =========
Earnings per ordinary share and ordinary share
   equivalent - diluted.............................................            $    1.73   $    1.77
                                                                                =========   =========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                               --------------------
                                                                                 2001         2000
                                                                               -------      -------
Ordinary shares:
     Balance-beginning of year.................................             $    1,250   $    1,278
     Issue of shares ..........................................                     --           --
     Exercise of share options.................................                      3            3
     Repurchase of treasury shares.............................                     (2)         (37)
                                                                            ----------   ----------
          Balance-end of period................................             $    1,251   $    1,244
                                                                            ----------   ----------
Contributed surplus:
     Balance-beginning of year.................................             $2,497,416   $2,520,136
     Issue (forfeit) of shares.................................                  2,096         (510)
     Exercise of share options.................................                 14,603        3,190
     Repurchase of treasury shares.............................                 (3,904)     (72,955)
                                                                            ----------   ----------
          Balance-end of period................................             $2,510,211   $2,449,861
                                                                            ----------   ----------

Accumulated other comprehensive (loss) income:
     Balance-beginning of year.................................             $ (104,712)  $   19,311
     Net change in unrealized gains and losses on investment
        portfolio, net of tax..................................                (50,407)         620
     Net change in unrealized gains and losses on investment
        portfolio of affiliate.................................                    --       (10,836)
     Currency translation adjustments..........................                (26,122)         836
                                                                            ----------   ----------
          Balance-end of period................................             $ (181,241)  $    9,931
                                                                            ----------   ----------

Deferred compensation:
     Balance-beginning of year.................................             $  (17,727)  $  (28,797)
     (Issue) forfeit of restricted shares......................                 (1,240)       2,504
     Amortization..............................................                  1,998        1,935
                                                                            ----------   ----------
          Balance-end of period................................             $  (16,969)  $  (24,358)
                                                                            ----------   ----------

Retained earnings:
     Balance-beginning of year.................................             $3,197,441   $3,065,150
     Net income................................................                218,929      223,759
     Cash dividends paid.......................................                (58,090)     (57,064)
     Repurchase of treasury shares.............................                 (9,726)     (92,897)
                                                                            ----------   ----------
          Balance-end of period................................             $3,348,554   $3,138,948
                                                                            ----------   ----------
Total shareholders' equity.....................................             $5,661,806   $5,575,626
                                                                            ==========   ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                           (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                    -----------------------
                                                                                       2001          2000
                                                                                    -----------------------
Cash flows provided by (used in) operating activities:
     Net income.................................................................    $ 218,929     $ 223,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Net realized gains on sales of investments.................................      (60,171)      (68,707)
     Amortization of discounts on fixed maturities..............................      (11,850)       (9,365)
     Equity in net income of affiliates.........................................      (28,388)      (17,479)
     Amortization of deferred compensation......................................        1,998         2,896
     Amortization of intangible assets .........................................       14,468        14,052
     Accretion of deposit liabilities ..........................................       22,250        14,096
     Unpaid losses and loss expenses............................................      174,097       (17,149)
     Unearned premiums..........................................................      314,286       264,646
     Premiums receivable........................................................     (246,394)     (260,706)
     Unpaid losses and loss expenses recoverable................................     (183,837)     (222,792)
     Prepaid reinsurance premiums...............................................      (57,125)     (105,413)
     Reinsurance balances receivable............................................      (36,306)       41,697
     Deferred acquisition costs.................................................      (64,009)      (54,071)
     Reinsurance balances payable...............................................      111,738       252,722
     Other......................................................................       30,873       (59,555)
                                                                                    ---------     ---------
          Total adjustments.....................................................      (18,370)     (225,128)
                                                                                    ---------     ---------
     Net cash provided by (used in) operating activities........................      200,559        (1,369)
Cash flows provided by (used in) investing activities:
     Proceeds from sale of fixed maturities and short-term investments..........    7,477,629     5,862,142
     Proceeds from redemption of fixed maturities and short-term investments....      167,189        52,030
     Proceeds from sale of equity securities....................................      350,307       660,943
     Purchases of fixed maturities and short-term investments..................    (7,810,907)   (5,718,001)
     Purchases of equity securities.............................................     (287,367)     (466,929)
     Investments in affiliates..................................................      (48,647)      (95,360)
     Acquisition of subsidiaries, net of cash acquired..........................      (20,586)       (3,094)
     Other investments..........................................................      (27,361)      (16,251)
     Fixed assets...............................................................       (5,749)       (9,108)
                                                                                    ---------     ---------
     Net cash (used in) provided by investing activities........................     (205,492)      266,372

Cash flows provided by (used in) financing activities:
     Proceeds from exercise of share options....................................       14,606         5,187
     Repurchase of treasury shares..............................................      (13,632)     (165,889)
     Dividends paid.............................................................      (58,090)      (57,064)
     Proceeds from loans........................................................       50,000       250,300
     Repayment of loans.........................................................           --      (250,300)
     Deposit liabilities and policy benefit reserves............................       20,000       237,044
                                                                                    ---------     ---------
     Net cash provided by financing activities..................................       12,884        19,278
Effects of exchange rate changes on foreign currency cash.......................       (1,134)        2,266
                                                                                    ---------     ---------
Increase in cash and cash equivalents...........................................        6,817       286,547
Cash and cash equivalents-beginning of year.....................................      930,469       557,749
                                                                                    ---------     ---------
Cash and cash equivalents-end of period.........................................     $937,286      $844,296
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

2.   ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts (collectively referred to as derivatives), and for hedging activity. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted FAS 133, as amended, as of January 1, 2001.

     The Company established a committee and completed an implementation plan to identify all derivatives, evaluate risk management hedging strategies and determine appropriate valuation methodologies in order to assess the continuing impact that adoption of this statement will have on its financial position and results of operation. As a result of this review, the Company has estimated that FAS 133, as amended, did not have a significant impact on the results of operations, financial condition or liquidity in the current period.

     The Company uses investment derivatives to manage duration and currency exposure for its investment portfolio. None of these investment derivatives are designated hedges, and accordingly, the fair value adjustments are recognized in income and included in net realized gains on sales of investments. Historically, it has been the Company's policy to record these derivatives at fair value with the resulting gains and losses included in net realized gains on sales of investments. The fair value adjustment amounted to $21.6 million for the three months ended March 31, 2001. Further discussion of the Company's use of derivative instruments is provided in Item 3 "Quantitative and Qualitative Disclosure about Market Risk".

     Credit default swaps issued by the Company meet the definition of a derivative under FAS 133. Effective January 1, 2001, the Company has recorded these products at fair value. Fair value adjustments are recognized in earnings in each period and recorded in fee income and other, along with all other credit default swap activity. The level of such adjustments is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The fair value adjustment for the quarter ended March 31, 2001 was a loss of $2.1 million.

     The Company commenced trading in weather derivatives in 2001, which are recorded at fair value. Net realized and unrealized gains related to this trading activity amounted to $0.7 million for the quarter ended March 31, 2001, and are included in fee income and other.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION

     The Company is organized into three underwriting segments - insurance, reinsurance and financial products and services - in addition to a corporate segment that includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different to the Company's other insurance operations. The Company evaluates performance of each segment based on underwriting profit or loss. Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows. See "Cautionary Note Regarding Forward - Looking Statements'' in Item 3.

     Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not consider the allocation of assets by segment.

     The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

QUARTER ENDED MARCH 31, 2001

                                                         LLOYD'S                          FINANCIAL
                                        INSURANCE       SYNDICATES       REINSURANCE       SERVICES         TOTAL
                                        ---------       ----------       -----------      ---------       ---------
Net premiums earned                     $ 177,314       $   92,159       $  266,860       $   5,821       $ 542,154
Fee income and other                        2,023              602             (563)          5,007           7,069
Net losses and loss expenses               94,205           65,926          168,458           1,615         330,204
Acquisition costs                          24,803           31,148           69,600             321         125,872
Operating expenses                         25,975            6,812           16,706          11,357          60,850
Exchange (gains) losses                      (547)            (835)             212              --          (1,170)
                                        ---------       ----------       -----------      ---------       ---------
Underwriting profit (loss)              $  34,901       $  (10,290)      $   11,321       $  (2,465)      $  33,467
Net investment income                                                                                       129,351
Net realized gains on investments                                                                            60,171
Equity in net income of affiliates                                                                           28,388
Interest expense                                                                                              7,512
Amortization of intangible assets                                                                            14,468
Corporate operating expenses                                                                                 12,208
Minority interest                                                                                             1,169
Income tax benefit                                                                                            2,909
                                                                                                          ---------
Net income                                                                                                $ 218,929
                                                                                                          =========
Loss and loss expense ratio                 53.2%            71.5%            63.1%           27.7%           60.9%
Underwriting expense ratio                  28.6%            41.2%            32.4%          200.6%           34.4%
                                            -----          -------            -----          ------           -----
Combined ratio                              81.8%           112.7%            95.5%          228.3%           95.3%
                                            =====           ======            =====          ======           =====

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED MARCH 31, 2000

                                                         LLOYD'S                          FINANCIAL
                                        INSURANCE       SYNDICATES       REINSURANCE       SERVICES         TOTAL
                                        ---------       ----------       -----------      ---------       ---------
Net premiums earned                     $ 146,301       $  103,062       $  239,040       $  6,096        $ 494,499
Fee income and other                        1,272           (1,168)             229          4,623            4,956
Net losses and loss expenses               85,534           80,687          135,178          1,435          302,834
Acquisition costs                          19,986           27,171           56,195            342          103,694
Operating expenses                         18,438            4,871           26,432          5,234           54,975
Exchange (gains) losses                       (10)            (304)           1,736             --            1,422
                                        ---------       ----------       -----------      ---------       ---------
Underwriting profit (loss)              $  23,625       $  (10,531)      $   19,728       $  3,708        $  36,530
Net investment income                                                                                       128,527
Net realized gains on investments                                                                            68,707
Equity in net income of affiliates                                                                           17,479
Interest expense                                                                                              8,495
Amortization of intangible assets                                                                            14,052
Corporate operating expenses                                                                                 12,879
Minority interest                                                                                               205
Income tax benefit                                                                                            8,147
                                                                                                          ---------
Net income                                                                                                $ 223,759
                                                                                                          =========

Loss and loss expense ratio                 58.4%             78.3%           56.5%            23.5%          61.2%
Underwriting expense ratio                  26.3%             31.1%           34.6%            91.5%          32.1%
                                            -----             -----           -----            -----          -----
Combined ratio                              84.7%            109.4%           91.1%           115.0%          93.3%
                                            =====            ======           =====           ======          =====

    The following tables summarize the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED MARCH 31, 2001

                                                     GROSS PREMIUMS             NET PREMIUMS            NET PREMIUMS
                                                        WRITTEN                   WRITTEN                  EARNED
                                                     --------------             ------------            ------------
Casualty insurance                                    $    189,187               $  111,709              $  85,008
Casualty reinsurance                                       171,390                  123,045                 71,389
Property catastrophe                                       102,158                   97,842                 36,822
Other property                                             177,546                  126,893                 94,331
Marine, energy, aviation and satellite                     177,577                  115,408                 61,822
Lloyd's syndicates                                         216,996                  134,540                 92,159
Other                                                      115,991                  102,817                100,623
                                                     --------------             ------------            ------------
Total                                                 $  1,150,845               $  812,254              $ 542,154
                                                     ==============             ============            ============

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED MARCH 31, 2000

                                                     GROSS PREMIUMS             NET PREMIUMS            NET PREMIUMS
                                                        WRITTEN                   WRITTEN                  EARNED
                                                     --------------             ------------            ------------
Casualty insurance                                     $    97,497               $   73,537              $   78,228
Casualty reinsurance                                       155,166                  113,754                  87,937
Property catastrophe                                        77,836                   77,220                  29,278
Other property                                             165,301                  122,015                  82,606
Marine, energy, aviation and satellite                     155,641                  119,910                  44,516
Lloyd's syndicates                                         163,739                   59,677                 103,062
Other                                                      103,757                   85,986                  68,872
                                                     --------------             ------------            ------------
Total                                                  $   918,937               $  652,099              $  494,499
                                                     ==============             ============            ============

     The Company's Lloyd's syndicates write a variety of coverages encompassing most of the above lines of business. Other premiums written and earned include political risk, surety, bonding and warranty.

4.   BUSINESS COMBINATION

     During the quarter ended March 31, 2001, the Company acquired The London Assurance of America, Inc., a company licensed in forty five U.S. States, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $20.6 million. Goodwill arising from the acquisition amounted to $11.3 million.

5. COMPUTATION OF EARNINGS PER ORDINARY SHARE AND ORDINARY SHARE EQUIVALENT

                                                                            (UNAUDITED)
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                   -----------------------------
                                                                      2001               2000
                                                                   ----------         ----------
BASIC EARNINGS PER SHARE:
Net income......................................................    $218,929           $223,759
Weighted average ordinary shares outstanding....................     124,464            125,671
Basic earnings per share........................................    $   1.76           $   1.78
                                                                   ----------         ----------
DILUTED EARNINGS PER SHARE:
Net income......................................................     218,929           $223,759

Weighted average ordinary shares outstanding-basic..............     124,464            125,671
Average share options outstanding (1)...........................       2,318              1,093
                                                                   ----------         ----------
Weighted average ordinary shares outstanding-diluted............     126,782            126,764
                                                                   ----------         ----------
Diluted earnings per share......................................    $   1.73           $   1.77
                                                                   ==========         ==========
DIVIDENDS PER SHARE                                                 $   0.46           $   0.45
                                                                   ==========         ==========

------------------
(1)  Net of shares repurchased under the treasury stock method.

6.   SUBSEQUENT EVENT

     In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000
         (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See "--Cautionary Note Regarding Forward-Looking Statements" for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

     This discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Results of Operations and Financial Condition, and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income and earnings per share for the three months ended March 31, 2001 and 2000:

                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                              -------------------------------
                                                                  2001              2000           % CHANGE
                                                              --------------     ------------    -------------
Net operating income (excluding net realized gains on
   investments)                                                   $ 156,734        $ 150,801          3.9%
Net realized gains on investments                                    62,195           72,958        (14.8%)
                                                                -----------      -----------       -------
Net income                                                        $ 218,929        $ 223,759         (2.2%)
                                                                  =========        =========       ========

Earnings per share - basic                                            $1.76           $ 1.78
Earnings per share - fully diluted                                    $1.73           $ 1.77

     Net operating income increased in the first quarter of 2001 compared to the first quarter of 2000 primarily due to an increase in equity in net income of affiliates. This was partially offset by a marginal reduction in underwriting profit as discussed below.

SEGMENTS

     The Company is organized into three underwriting segments - insurance, reinsurance and financial products and services - in addition to a corporate segment, which includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different to the Company's other insurance operations. The results of each segment are discussed below.

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

     The following table summarizes the underwriting profit for this segment:

                                                                     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                           --------------------------------
                                                               2001              2000            % CHANGE
                                                           --------------    --------------    --------------
Net premiums earned                                            $177,314         $ 146,301           21.2%
Fee income and other                                              2,023             1,272             NM
Net losses and loss expenses                                     94,205            85,534           10.1%
Acquisition costs                                                24,803            19,986           24.1%
Operating expenses                                               25,975            18,438           40.9%
Exchange gains                                                     (547)              (10)            NM
                                                           --------------    --------------    --------------
Net underwriting profit                                        $ 34,901          $ 23,625           47.7%
                                                           ==============    ==============    ==============

     * NM - Not Meaningful

     The insurance segment experienced growth in net premiums earned primarily as a result of an increase in gross premiums written. Gross premiums written increased in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 principally due to premium rate increases in most lines of business, ranging from 5% to 8% on excess casualty lines to approximately 20% on large property risks assumed. New business was written in both environmental and professional liability lines, contributing approximately $30.0 million in the quarter. In addition, XL Aerospace wrote approximately $60.0 million and earned approximately $30.0 million in aviation and satellite business in the first quarter of 2001. XL Aerospace premiums were included in the reinsurance segment until December 31, 2000, when the Company realigned its operations. Net premiums earned have also increased due to premiums earned relating to environmental liability business written in the prior year for which there was no corresponding premium earned in the first quarter of 2000. These increases were partially offset by the reduction of net premiums earned from business lines discontinued in connection with the realignment of operations in the last quarter of 2000.

     The following table presents the ratios for the insurance segment:

                                                       (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                             ---------------------------------
                                                  2001               2000
                                             ----------------    -------------
         Loss and loss expense ratio              53.2%             58.4%
         Underwriting expense ratio               28.6%             26.3%
                                             ----------------    -------------
         Combined ratio                           81.8%             84.7%
                                             ================    =============

     The loss and loss expense ratio improved in the first quarter of 2001 from the first quarter of 2000 primarily reflecting the emergence of a lower level of reported losses in the quarter for prior underwriting years. The underwriting expense ratio increased slightly in 2001 over 2000 primarily due to changes in the allocation of operating expenses between segments.

INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Lloyd's syndicates write property, marine and energy, aviation and satellite, professional indemnity, liability coverage and other specialty lines, primarily of insurance but also reinsurance.

     The following table summarizes the underwriting loss for the Lloyd's syndicates:

                                                                     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                           --------------------------------
                                                               2001              2000            % CHANGE
                                                           --------------    --------------    --------------
Net premiums earned                                          $  92,159         $ 103,062          (10.6%)
Fee income and other                                               602            (1,168)            NM
Net losses and loss expenses                                    65,926            80,687          (18.3%)
Acquisition costs                                               31,148            27,171           14.6%
Operating expenses                                               6,812             4,871           39.8%
Exchange gains                                                    (835)             (304)            NM
                                                           --------------    --------------    --------------
Net underwriting loss                                        $ (10,290)        $ (10,531)           2.3%
                                                           ==============    ==============    ==============

     Gross premiums written in the first quarter of 2001 increased by approximately $53.3 million from the first quarter of 2000 due primarily to a higher proportion of the total syndicates' capacity provided by the Company, currently at 63% compared to 53% in the prior year. However, net premiums earned for the same period were lower due to the reduction in net premiums earned relating to the motor business sold at the end of 1999. The Company retained the residual liability on this business, and the related net premiums earned in the three months ended March 31, 2001 and 2000 were $2.1 million and $46.7 million, respectively. Net premiums earned were also affected by a decrease in reinsurance costs relating to a stop loss policy under which coverage was significantly reduced in 2001 as compared to 2000. While this has reduced reinsurance costs, it exposes the Company's Lloyd's syndicates to potentially higher net losses. Although premium rates have improved slightly from the first quarter of 2000 to the first quarter of 2001, rates have not improved to the extent the Company believes necessary.

     XL Brockbank's managing agencies earn fees and may, dependent upon underwriting results, earn profit commissions from syndicates they manage in order to offset their operating expenses. Fee income and other increased in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due to profit commissions received from the 1998 underwriting year that was recently closed per Lloyd's rules. No commissions were earned in the first quarter of 2000 due to loss deterioration in the Lloyd's market, resulting in expenses in excess of fee income.

     The following table presents the combined ratios for the Lloyd's syndicates:

                                                     (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                           ---------------------------------
                                                2001               2000
                                           ----------------    -------------
         Loss and loss expense ratio             71.5%             78.3%
         Underwriting expense ratio              41.2%             31.1%
                                           ----------------    -------------
         Combined ratio                        112.7%             109.4%
                                           ================    =============

     Changes in the loss and loss expense ratio and underwriting expense ratio primarily reflect the effect of the sale of the motor business. At March 31, 2000, the residual motor business had a loss and loss expense ratio of 87.3% and an underwriting expense ratio of 19.6%. Other business written typically has lower loss ratios and higher commissions than the motor business. The reduction in the loss and loss expense ratio was partially offset by losses arising from the sinking of the Petrobras oil rig in the first quarter of 2001 and unfavorable loss development from prior years. The increase in operating expenses also reflects the increase in the syndicates' capacity provided by the Company and therefore, a greater proportion of the expenses are allocated to the Company.

REINSURANCE OPERATIONS

     Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally general liability, professional liability, automobile and workers' compensation; commercial and personal property risk, specialty risks, including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     The following table summarizes the underwriting profit for this segment:

                                           (UNAUDITED)
                                       THREE MONTHS ENDED
                                            MARCH 31
                                 --------------------------------
                                     2001              2000            % CHANGE
                                 --------------    --------------    --------------
Net premiums earned                $ 266,860         $  239,040           11.6%
Fee income and other                   (563)                229            NM
Net losses and loss expenses         168,458            135,178           24.6%
Acquisition costs                     69,600             56,195           23.9%
Operating expenses                    16,706             26,432          (36.8%)
Exchange losses                          212              1,736            NM
                                 --------------    --------------    --------------
Net underwriting profit             $ 11,321         $   19,728          (42.6%)
                                 ==============    ==============    ==============

     The increase in net premiums earned reflects price increases in gross premiums written across most lines of business in the first quarter of 2001 compared to the first quarter of 2000. These price increases included approximately 15% on property catastrophe, approximately 20% on casualty treaty reinsurance and approximately 20% to 30% on other property reinsurance. The effect of the rate increases was reduced by $30.0 million of premiums earned by XL Aerospace in the first quarter of 2001, now included in the insurance segment. XL Aerospace premiums were included in the reinsurance segment until December 31, 2000.

     The following table presents the ratios for the reinsurance segment:

                                                         (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                               ---------------------------------
                                                    2001               2000
                                               ----------------    -------------
         Loss and loss expense ratio                63.1%             56.5%
         Underwriting expense ratio                 32.4%             34.6%
                                               ----------------    -------------
         Combined ratio                             95.5%             91.1%
                                               ================    =============

     The increase in the loss and loss expense ratio is primarily the result of losses arising from the Petrobras oil rig and the Seattle earthquake in the first quarter of 2001. There were no significant losses in the first quarter of 2000. The underwriting expense ratio as at March 31, 2001 is slightly lower as compared with the ratio as at March 31, 2000. While acquisition costs have increased due to profit commissions on prior year business assumed, this was offset by a reduction in operating expenses caused by a reduction in certain accrued compensation expenses of approximately $5.0 million.

FINANCIAL PRODUCTS AND SERVICES

     Financial products and services business written includes insurance and reinsurance solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit default swaps and other collateralized transactions. While each of these is unique and is tailored for the specific needs of the insured, they are typically multi-year transactions. Due to the nature of these types of policies, premium volume as well as any profit margin can vary significantly from period to period. The Company has approached this market primarily on a "net-line" basis, but may cede a portion of some risks to third parties from time to time. In 1999, the Company began assuming large loss portfolios as part of its asset accumulation strategy. The investment spread on these assets is included in the discussion of investment operations below.

     Financial guaranties are conditional commitments that guarantee the performance of a customer to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At March 31, 2001, the Company's aggregate insurance in force was approximately $16.5 billion.

     The following table summarizes the underwriting results for this segment:

                                                (UNAUDITED)
                                            THREE MONTHS ENDED
                                                 MARCH 31
                                      --------------------------------
                                          2001              2000            % CHANGE
                                      --------------    --------------    --------------
Net premiums earned                      $ 5,821           $ 6,096              (4.5%)
Fee income and other                       5,007             4,623                8.3%
Net losses and loss expenses               1,615             1,435               12.5%
Acquisition costs                            321               342              (6.1%)
Operating expenses                        11,357             5,234              117.0%
                                      --------------    --------------    --------------
Net underwriting (loss) profit         $ (2,465)           $ 3,708                NM
                                      ==============    ==============    ==============

     Financial guaranty premiums are earned over the life of the exposure which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported. Gross premiums written increased from $7.7 million in the first quarter of 2000 to $12.0 million in the first quarter of 2001 principally due to new business. However, net premiums earned decreased for the same period due to a change in the mix of business with longer earning periods.

     The Company provides credit protection in credit default swap form, in addition to financial guaranty insurance form. Revenues received in respect of credit default swaps, net of estimated losses, are included as fee income and earned over the life of the policies. Fee income as at March 31, 2001 and 2000 relates primarily to credit default swaps. As a result of the Company adopting FAS 133 effective January 1, 2001, fee income and other at March 31, 2001 also includes a loss of $2.1 million relating to the fair value adjustment on credit default swaps and a gain of $0.7 million relating to weather derivatives.

     The following table presents the combined ratios for this segment:

                                                       (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                             ---------------------------------
                                                  2001               2000
                                             ----------------    -------------
         Loss and loss expense ratio              27.7%              23.5%
         Underwriting expense ratio              200.6%              91.5%
                                             ----------------    -------------
         Combined ratio                          228.3%             115.0%
                                             ================    =============

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The calculation of the underwriting expense ratio excludes fee income and other derived from credit default swap transactions. If this income were included, the expense ratio and the combined ratio would have been 107.6% and 135.6%, respectively, as at March 31, 2001 and 61.7% and 85.2%, respectively, as at March 31, 2000. The high underwriting expense principally reflects the continued investment in infrastructure for this segment.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized gains on sales of investments for the quarters ended March 31, 2001 and 2000:

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   --------------------------------
                                                       2001              2000            % CHANGE
                                                   --------------    --------------    --------------
Net investment income                                $ 129,351         $ 128,527               0.6%
Net realized gains on sales of investments           $  60,171         $  68,707             (12.4%)

     Net investment income increased marginally from the first quarter of 2000 as compared to the first quarter of 2001. Investments and cash equivalents net of payables for investments purchased, excluding assets relating to deposit liabilities, increased while investment yields at March 31, 2001 and 2000 remained comparable at approximately 6.6%. The Company anticipates that investment income will be negatively affected by the easing of interest rates by Federal Reserve.

     Assets relating to the deposit liabilities are included in investments available for sale. Interest earned on these assets is reduced by the investment expense relating to the accretion of the deposit liabilities.

     Net realized gains on sales of investments in the first quarter of 2000 were realized primarily from the sale of equity securities as the stock markets reached record levels at that time. In the first quarter of 2001, gains were realized primarily from the sale of fixed maturities due to declining interest rates. Partially offsetting these gains was a realized capital loss of $4.0 million where the Company determined there to be an other than temporary decline in the value of an other investment.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the quarters ended March 31, 2001 and 2000:

                                                                     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                           --------------------------------
                                                               2001              2000            % CHANGE
                                                           --------------    --------------    --------------
Equity in net earnings of affiliates                           $ 28,388          $ 17,479          62.4%
Amortization of intangible assets                                14,468            14,052           3.0%
Corporate operating expenses                                     12,208            12,879          (5.2%)
Interest expense                                                  7,512             8,495         (11.6%)
Minority interest                                                 1,169               205            NM
Income tax benefit                                                2,909             8,147         (64.3%)

     The increase in equity in net earnings of affiliates as at March 31, 2001 compared to March 31, 2000 is primarily attributable to the Company's insurance and reinsurance affiliates, notably Le Mans Re, which was negatively affected by European storm losses in the first quarter of 2000. Earnings from investment affiliates remained relatively unchanged at approximately $20.0 million for each quarter.

     The decrease in interest expense reflects a reduction in indebtedness carried by the Company through the quarter in 2001 compared to 2000. The Company anticipates the interest expense incurred will increase in future periods due to the Company issuing at par $255.0 million of 6.58% Guaranteed Senior Notes in April 2001.

     The change in the income taxes of the Company reflects the effects of an adjustment to the Company's deferred taxes for its London operations in the quarter ended March 31, 2001, partially offset by an improvement in the profitability of the Company's U.S. operations as compared to the quarter ended March 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries, and future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at March 31, 2001 was $5.7 billion of which $3.3 billion was retained earnings.

     At March 31, 2001, total investments available for sale and cash net of unsettled investment trades were $9.2 billion compared to $9.1 billion at December 31, 2000. This includes investments relating to Company's asset accumulation business, which together with operational cash flows, have increased during the quarter.

     The Company's fixed income investments including short-term investments and cash equivalents at March 31, 2001 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 89.1% of fixed income securities are investment grade, with 59.1% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA.

     The net payable for investments purchased decreased from $1.4 billion at December 31, 2000 to $1.2 billion as at March 31, 2001. This decrease results from timing differences as investments are accounted for on a trade basis.

     Operational cash flows during the first quarter of 2001 improved from the same period of 2000 primarily due to a lower level of losses paid in 2001. Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the quarters ended March 31, 2001 and 2000, the net amount of losses due to claims activity paid by the Company was $334.6 million and $444.7 million, respectively. Included in paid losses for the quarter ended March 31, 2000 was an amount of $74.0 million relating to a commutation payment where unpaid losses were reduced by the same amount.

     During the quarter ended March 31, 2001, negative currency translation adjustments were $26.1 million. This is shown as part of accumulated other comprehensive income and primarily relates to unrealized losses on foreign currency exchange rate movements in the quarter on the Company's investment in Le Mans Re and certain subsidiaries where the functional currency is not the U.S. dollar.

     The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company's reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum. Under this plan, the Company has purchased 5.3 million shares up to May 11, 2001 at an aggregate cost of $261.3 million or an average cost of $49.60 per share.

    As of March 31, 2001, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $2.4 billion of which $500.0 million in debt was outstanding. In addition, $1.2 million of letters of credit were outstanding, 7.0% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

     The financing structure as of March 31, 2001 was as follows:

                                                                    IN USE/
FACILITY                                           COMMITMENT    OUTSTANDING
--------                                           ----------    -----------
DEBT:
   364 day Revolver                                  500,000          50,000
   2 facilities of 5 year Revolvers - total          350,000         350,000
   7.15% Notes due 2005                              100,000         100,000
                                                 -----------     -----------
                                                 $   950,000     $   500,000
                                                 ===========     ===========

LETTERS OF CREDIT:
   5 facilities - total                          $ 1,438,000     $ 1,213,000
                                                 ===========     ===========

     In the quarter ended March 31, 2001, the Company borrowed $50.0 million under its $500.0 million 364-day revolving credit facility to finance its share buyback program. The interest rate on funds borrowed was approximately 5.4%. A syndicate of banks provides the facility and borrowings are unsecured.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, the amount of $350.0 million outstanding at March 31, 2001 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and $109.7 million borrowed to finance certain acquisitions in 1999. The weighted average interest rate on funds borrowed during the three months ended March 31, 2001 was approximately 6.0%.

     In 1995, NAC Re Corp, with which the Company merged in 1999, issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

     Total pre-tax interest expense on the borrowings described above was $7.5 million and $8.5 million for the three months ended March 31, 2001 and 2000, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both three month periods.

     In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors.

CURRENT OUTLOOK

     Most of the property and casualty markets in which the Company operates have seen improvements in pricing and policy terms and conditions for renewals of contracts the Company has underwritten thus far for 2001. However, premium rates have not yet improved to the extent the Company believes to be necessary in certain lines of business. In addition, it is anticipated that underwriting results for the Lloyd's markets may not improve at the expected rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At March 31, 2001, forward foreign exchange contracts with notional principal amounts totaling $247.0 million were outstanding. The fair value of these contracts as at March 31, 2001 was $260.7 million with unrealized gains of $13.7 million. Losses of $5.9 million were realized during the quarter. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at March 31, 2001 would have resulted in approximately $2.6 million and $17.5 million in unrealized gains, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At March 31, 2001, the Company had $53.9 million of such contracts outstanding and had recognized $0.2 million in realized and unrealized losses for the quarter. Based on this value, a 10% appreciation or depreciation of U.S. dollar as compared to the level of other currencies under contract at March 31, 2001 would have resulted in approximately $5.4 million in unrealized losses and $6.0 million in realized gains, respectively.

     The Company also uses foreign exchange forward contracts to reduce its exposure to premiums receivable denominated in foreign currencies. The forward contract is closely matched with the receivable maturity date. Both the foreign currency receivable and the offsetting forward contract are marked to market on each balance sheet date, with any gains and losses recognized in the income statement. As at March 31, 2001, the Company had forward contracts outstanding for the sale of $14.1 million of foreign currencies at fixed rates, primarily U.K. Sterling. Gains of $0.1 million were realized during the first quarter of 2001.

     The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire the foreign currency at an agreed rate in the future. At March 31, 2001, the Company had forward contracts outstanding for the purchase of $8.7 million of Euros and U.K. Sterling at fixed rates. Activity was insignificant in the first quarter of 2001.

FINANCIAL MARKET EXPOSURE

     The Company also uses derivative investments to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. At March 31, 2001, bond and stock index futures outstanding were $185.0 million with underlying investments having a market value of $3.2 billion. Gains of $1.1 million were realized during the quarter. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains and unrealized losses of $18.5 million, respectively.

     The Company provides credit protection in credit default swap form, in addition to financial guaranty insurance form. The Company also trades in weather derivatives. These types of transactions may expose the Company to financial market risk through changes in interest rates, credit spreads and other market factors. Further discussion of these contracts is provided in
Note 2 to the Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

     See Note 4 to the Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Shareholders, any proxy statement, any other Form 10-Q, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (ii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (iii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (iv) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments; (v) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (vi) acceptance of the Company's products and services, including new products and services; (vii) changes in the availability, cost or quality of reinsurance; (viii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;
(ix) loss of key personnel; (x) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xi) changes in rating agency policies or practices; (xii) changes in accounting policies or practices; and (xiii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                 XL CAPITAL LTD
                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings, including arbitrations, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against the Company's subsidiaries in the ordinary course of their respective insurance and reinsurance operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it is a party will result in a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     None.

REPORTS ON FORM 8-K

     Current Report on Form 8-K filed on February 23, 2001, under Item 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             XL CAPITAL LTD
                          ----------------------------------------------------
                                                                  (Registrant)

May 15, 2001                                               /s/ Brian M. O'Hara
                          ----------------------------------------------------
                                                               Brian M. O'Hara
                                         President and Chief Executive Officer

May 15, 2001                                             /s/ Jerry De St. Paer
                          ----------------------------------------------------
                                                             Jerry De St. Paer
                          Executive Vice President and Chief Financial Officer