Form 10-Q
period 2001-06-30
XL CAPITAL LTD
filed 2001-08-14
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               Yes [X]   No [_]

     As of August 9, 2001, there were outstanding 125,692,218 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as at June 30, 2001 and
            December 31, 2000 (Unaudited) ...................................  3

            Consolidated Statements of Income and Comprehensive Income
            for the Three Months Ended June 30, 2001 and 2000 (Unaudited)
            and the Six Months Ended June 30, 2001 and 2000 (Unaudited) .....  4

            Consolidated Statements of Shareholders' Equity for the
            Six Months Ended June 30, 2001 and 2000 (Unaudited) .............  5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2001 and 2000 (Unaudited) ........................  6

            Notes to Unaudited Consolidated Financial Statements ............  7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition .............................. 15

Item 3.     Quantitative and Qualitative Disclosure about Market Risk........ 29

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ............................................... 31

Item 4.     Submission of Matters to a Vote of Shareholders ................. 31

Item. 6     Exhibits and Reports on Form 8-K ................................ 31

Signatures  ................................................................. 32

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD
                           CONSOLIDATED BALANCE SHEETS
                (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             (UNAUDITED)
                                                    ---------------------------

                                                      JUNE 30,      DECEMBER 31,
                                                        2001           2000
                      A S S E T S                   ------------   ------------

Investments:
  Fixed maturities, at fair value
    (amortized cost: 2001, $8,735,489;
    2000, $8,714,196) ............................  $  8,583,185   $  8,605,081

  Equity securities, at fair value
    (cost: 2001, $531,546; 2000, $515,440) .......       512,042        557,460
  Short-term investments, at fair value
    (amortized cost: 2001, $315,546;
    2000, $347,147) ..............................       313,039        339,007
                                                    ------------   ------------
        Total investments available for sale .....     9,408,266      9,501,548
  Investments in affiliates ......................       909,000        792,723
  Other investments ..............................       245,106        177,651
                                                    ------------   ------------

        Total investments ........................    10,562,372     10,471,922
Cash and cash equivalents ........................     1,676,981        930,469
Accrued investment income ........................       148,911        143,235
Deferred acquisition costs .......................       379,751        309,268
Prepaid reinsurance premiums .....................       471,278        391,789
Premiums receivable ..............................     1,487,691      1,119,723
Reinsurance balances receivable ..................       282,231        196,002
Unpaid losses and loss expenses recoverable ......     1,633,094      1,339,767
Intangible assets (accumulated amortization:
  2001, $206,431; 2000, $177,260) ................     1,575,275      1,591,108
Deferred tax asset, net ..........................       162,739        152,168
Other assets .....................................       335,360        296,501
                                                    ------------   ------------
        Total assets .............................  $ 18,715,683   $ 16,941,952
                                                    ============   ============

          L I A B I L I T I E S   A N D
     S H A R E H O L D E R S'   E Q U I T Y

Liabilities:
Unpaid losses and loss expenses ..................  $  6,050,013   $  5,672,062
Deposit liabilities and policy benefit reserves ..     1,234,317      1,209,926
Unearned premiums ................................     2,188,254      1,741,393
Notes payable and debt ...........................     1,294,673        450,032
Reinsurance balances payable .....................       547,938        441,900
Net payable for investments purchased ............     1,068,027      1,372,476
Other liabilities ................................       611,569        439,433
Minority interest ................................        41,578         41,062
                                                    ------------   ------------
        Total liabilities ........................  $ 13,036,369   $ 11,368,284
                                                    ------------   ------------
Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares,
  par value $0.01
Issued and outstanding:
  Ordinary shares (2001, 125,654,707;
  2000, 125,020,676) .............................  $      1,256   $      1,250
Contributed surplus ..............................     2,537,435      2,497,416
Accumulated other comprehensive loss .............      (247,900)      (104,712)
Deferred compensation ............................       (28,055)       (17,727)
Retained earnings ................................     3,416,578      3,197,441
                                                    ------------   ------------
         Total shareholders' equity ..............  $  5,679,314   $  5,573,668
                                                    ------------   ------------
         Total liabilities and
           shareholders' equity ..................  $ 18,715,683   $ 16,941,952
                                                    ============   ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    (UNAUDITED)                   (UNAUDITED)
                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30                       JUNE 30
                                                            -------------------------     ---------------------------
                                                               2001           2000           2001             2000
                                                            ---------     -----------     -----------     -----------
Revenues:
    Net premiums earned .................................   $ 640,984     $   503,375     $ 1,183,138     $   997,874
    Net investment income ...............................     140,800         136,440         270,151         264,967
    Net realized (losses) gains on investments ..........     (31,072)          5,075          29,099          73,782
    Equity in net income of affiliates ..................      29,514          25,756          57,902          43,235
    Fee income and other ................................      11,493           3,340          18,562           8,296
                                                            ---------     -----------     -----------     -----------
        Total revenues ..................................     791,719         673,986       1,558,852       1,388,154
                                                            ---------     -----------     -----------     -----------
Expenses:
    Losses and loss expenses ............................     386,951         328,540         717,155         631,374
    Acquisition costs ...................................     143,202         115,658         269,074         219,352
    Operating expenses ..................................      89,506          67,798         161,394         137,074
    Interest expense ....................................      15,800           7,402          23,312          15,897
    Amortization of intangible assets ...................      14,703          13,756          29,171          27,808
                                                            ---------     -----------     -----------     -----------
            Total expenses ..............................     650,162         533,154       1,200,106       1,031,505
                                                            ---------     -----------     -----------     -----------


Income before minority interest and income tax ..........     141,557         140,832         358,746         356,649
    Minority interest in net income of subsidiary .......        (652)            522             517             727
    Income tax expense (benefit) ........................      13,603          (2,174)         10,694         (10,321)
                                                            ---------     -----------     -----------     -----------

Net income ..............................................   $ 128,606     $   142,484     $   347,535     $   366,243
                                                            ---------     -----------     -----------     -----------


Change in net unrealized depreciation of investments ....     (59,299)       (132,990)       (109,706)       (138,660)

Foreign currency translation adjustments ................      (7,360)         (6,605)        (33,482)        (10,315)
                                                            ---------     -----------     -----------     -----------
Comprehensive income ....................................   $  61,947     $     2,889     $   204,347     $   217,268
                                                            =========     ===========     ===========     ===========


Weighted average ordinary shares and ordinary share
  equivalents outstanding-basic .........................     125,396         124,431         125,312         124,948
                                                            =========     ===========     ===========     ===========
Weighted average ordinary shares and ordinary share
  equivalents outstanding - diluted .....................     127,765         125,680         127,546         125,878
                                                            =========     ===========     ===========     ===========
Earnings per ordinary share and ordinary share
  equivalent-basic ......................................     $1.03          $1.15            $2.77           $2.93
                                                              =====          =====            =====           =====
Earnings per ordinary share and ordinary share
  equivalent - diluted ..................................     $1.01          $1.13            $2.72           $2.91
                                                              =====          =====            =====           =====

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                               JUNE 30
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------


Ordinary Shares:
   Balance-beginning of year .....................   $     1,250    $     1,278
   Issue of shares ...............................             1             --
   Exercise of stock options .....................             7              9
   Repurchase of treasury shares .................            (2)           (49)
                                                     -----------    -----------
      Balance-end of period ......................   $     1,256    $     1,238
                                                     -----------    -----------

Contributed Surplus:
   Balance-beginning of year .....................   $ 2,497,416    $ 2,520,136
   Issue of shares ...............................        15,993            345
   Exercise of stock options .....................        28,633         18,872
   Repurchase of treasury shares .................        (4,607)       (95,996)
                                                     -----------    -----------
      Balance-end of period ......................   $ 2,537,435    $ 2,443,357
                                                     -----------    -----------

Accumulated other comprehensive (loss) income:
   Balance-beginning of year .....................   $  (104,712)   $    19,311
   Net change in unrealized losses on investment
      portfolio, net of tax ......................      (110,470)      (132,370)
   Net change in unrealized gains (losses) on
      investment portfolio of affiliate ..........           764         (6,290)
   Currency translation adjustments ..............       (33,482)       (10,315)
                                                     -----------    -----------
      Balance-end of period ......................   $  (247,900)   $  (129,664)
                                                     -----------    -----------

Deferred Compensation:
   Balance-beginning of year .....................   $   (17,727)   $   (28,797)
   (Issue) forfeit of restricted shares ..........       (15,103)         1,676
   Amortization ..................................         4,775          3,937
                                                     -----------    -----------
      Balance-end of period ......................   $   (28,055)   $   (23,184)
                                                     -----------    -----------

Retained Earnings:
   Balance-beginning of year .....................   $ 3,197,441    $ 3,065,150
   Net income ....................................       347,535        366,243
   Cash dividends paid ...........................      (116,944)      (113,358)
   Repurchase of treasury shares .................       (11,454)      (136,637)
                                                     -----------    -----------
      Balance-end of period ......................   $ 3,416,578    $ 3,181,398
                                                     -----------    -----------
Total shareholders' equity .......................   $ 5,679,314    $ 5,473,145
                                                     ===========    ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                       ------------------------
                                                           2001         2000
                                                       -----------  -----------
Cash flows provided by (used in) operating activities:
   Net income .......................................  $   347,535  $   366,243
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Net realized gains on investments ................      (29,099)     (73,782)
   Amortization of discounts on fixed maturities ....      (21,517)     (18,327)
   Equity in net income of affiliates ...............      (57,902)     (43,235)
   Amortization of deferred compensation ............        4,775        4,898
   Accretion of convertible debt.....................        3,138           --
   Amortization of intangible assets ................       29,171       27,808
   Accretion of deposit liabilities and policy
      reserves ......................................       39,639           --
   Unpaid losses and loss expenses ..................      373,453     (116,737)
   Unearned premiums ................................      446,861      260,638
   Premiums receivable ..............................     (367,968)    (345,456)
   Unpaid losses and loss expenses recoverable ......     (293,327)    (218,180)
   Prepaid reinsurance premiums .....................      (79,489)    (115,636)
   Reinsurance balances receivable ..................      (86,229)      17,336
   Deferred acquisition costs .......................      (69,323)     (57,458)
   Reinsurance balances payable .....................      106,038      224,121
   Other ............................................       88,806      (43,731)
                                                       -----------  -----------
      Total adjustments .............................       87,027     (497,741)
                                                        -----------  -----------
   Net cash provided by (used in) operating
      activities ....................................      434,562     (131,498)
                                                       -----------  -----------
Cash flows provided by (used in) investing activities:
   Proceeds from sale of fixed maturities and
      short-term investments ........................   13,857,761   11,969,453
   Proceeds from redemption of fixed maturities and
      short-term investments ........................      345,521      252,794
   Proceeds from sale of equity securities ..........      515,591      910,895
   Purchases of fixed maturities and
      short-term investments ........................  (14,506,336) (11,793,330)
   Purchases of equity securities ...................     (475,660)    (687,876)
   Deferred gains on forward contracts ..............           --       (1,747)
   Investments in affiliates ........................      (66,974)    (131,005)
   Acquisition of subsidiaries, net of cash acquired       (20,586)      (3,094)
   Other investments ................................      (76,145)     (29,659)
   Fixed assets .....................................      (14,599)     (18,525)
                                                       -----------  -----------
   Net cash (used in) provided by investing
      activities ....................................     (441,427)     467,906
                                                       -----------  -----------
Cash flows provided by (used in) financing activities:
   Issue of shares ..................................           --        2,021
   Proceeds from exercise of share options ..........       28,640       18,881
   Repurchase of treasury shares ....................      (16,063)    (232,682)
   Dividends paid ...................................     (116,944)    (113,358)
   Proceeds from loans ..............................      891,500       50,300
   Repayment of loans ...............................      (50,000)          --
   Deposit liabilities and policy benefit reserves ..       16,699      253,373
                                                       -----------  -----------
   Net cash provided by (used in) financing
      activities ....................................      753,832      (21,465)
                                                       -----------  -----------
Effects of exchange rate changes on foreign
   currency cash ....................................         (455)       1,455
                                                       -----------  -----------
Increase in cash and cash equivalents ...............      746,512      316,398
Cash and cash equivalents-beginning of year .........      930,469      557,749
                                                       -----------  -----------
Cash and cash equivalents-end of period .............  $ 1,676,981  $   874,147
                                                       ===========  ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements include the accounts of XL Capital Ltd and its subsidiaries (collectively referred to as the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in July, 2001. SFAS 141 addresses financial accounting and reporting for the acquisition of other companies and is effective for transactions initiated after June 30, 2001. The Company will adopt this standard for the acquisition of Winterthur International (see Note 7). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets both upon their acquisition and after they have initially been recognized in the financial statements. This standard is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company on January 1, 2002. The Company is currently in the process of assessing the effect of the adoption of SFAS 142 on its results of operations, financial condition and liquidity.

3.   SEGMENT INFORMATION

     The Company is organized into three underwriting segments - insurance, reinsurance and financial products and services - in addition to a corporate segment that includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different to the Company's other insurance operations. The Company evaluates the performance of each segment based on underwriting profit or loss. Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows. See "Cautionary Note Regarding Forward-Looking Statements" in Item 3.

     Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not currently allocate assets by segment.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

     The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income:

QUARTER ENDED JUNE 30, 2001

                                                                                FINANCIAL
                                                                                 PRODUCTS
                                                       LLOYD'S                     AND
                                      INSURANCE      SYNDICATES   REINSURANCE    SERVICES      TOTAL
                                      ---------      ---------      --------     -------     --------
Net premiums earned                   $ 221,536      $ 118,387      $292,407     $ 8,654     $640,984
Fee income and other                      2,624         (2,211)          714      10,366       11,493
Net losses and loss expenses            123,162         78,436       183,339       2,014      386,951
Acquisition costs                        31,368         34,551        76,126       1,157      143,202
Operating expenses                       28,621          4,944        23,069       6,863       63,497
Exchange (gains) losses                    (639)         3,422         4,825          --        7,608
                                      ---------      ---------      --------     -------     --------
Underwriting profit (loss)            $  41,648      $  (5,177)     $  5,762     $ 8,986     $ 51,219
                                      ---------      ---------      --------     -------
Net investment income                                                                         140,800
Net realized losses on investments                                                            (31,072)
Equity in net income of affiliates                                                             29,514
Interest expense                                                                               15,800
Amortization of intangible assets                                                              14,703
Corporate operating expenses                                                                   18,401
Minority interest                                                                                (652)
Income tax                                                                                     13,603
                                                                                             --------
Net income                                                                                   $128,606
                                                                                             ========

Loss and loss expense ratio                55.6%          66.2%         62.7%       23.3%        60.4%
Underwriting expense ratio                 27.1%          33.4%         33.9%       92.7%        32.2%
                                      ---------      ---------      --------     -------     --------
Combined ratio                             82.7%          99.6%         96.6%      116.0%        92.6%
                                      =========      =========      ========     =======     ========

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED JUNE 30, 2000

                                                                                FINANCIAL
                                                                                 PRODUCTS
                                                       LLOYD'S                     AND
                                      INSURANCE      SYNDICATES   REINSURANCE    SERVICES      TOTAL
                                      ---------      ---------      --------     --------    --------
Net premiums earned                   $ 151,279      $ 95,158      $ 250,110      $6,828     $ 503,375
Fee income and other                      3,934        (2,565)             3       1,968         3,340
Net losses and loss expenses (1)         92,058        63,003        171,671       1,808       328,540
Acquisition costs                        22,726        31,883         60,678         371       115,658
Operating expenses                       19,724         3,072         26,220       6,414        55,430
Exchange (gains) losses                     480        (2,090)           (95)         --        (1,705)
                                      ---------      --------      ---------      ------     ---------
Underwriting profit (loss)            $  20,225      $ (3,275)     $  (8,361)     $  203     $   8,792
                                      ---------      --------      ---------      ------
Net investment income                                                                          136,440
Net realized gains on investments                                                                5,075
Equity in net income of affiliates                                                              25,756
Interest expense                                                                                 7,402
Amortization of intangible assets                                                               13,756
Corporate operating expenses                                                                    14,073
Minority interest                                                                                  522
Income tax                                                                                      (2,174)
                                                                                             ---------
Net income                                                                                   $ 142,484
                                                                                             =========

Loss and loss expense ratio (1)            60.8%         66.2%          68.6%       26.5%         65.3%
Underwriting expense ratio                 28.1%         36.7%          34.8%       99.4%         34.0%
                                      ---------      --------      ---------      ------     ---------
Combined ratio                             88.9%        102.9%         103.4%      125.9%         99.3%
                                      =========      ========      =========      ======     =========

(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million relating to an intercompany stop loss arrangement. Consolidated results are not affected by this arrangement. The loss and loss expense ratio would have been 53.4% and 73.1% and the underwriting profit (loss) would have been $31.4 million and $(19.6) million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001

                                                                                FINANCIAL
                                                                                 PRODUCTS
                                                       LLOYD'S                     AND
                                      INSURANCE      SYNDICATES   REINSURANCE    SERVICES      TOTAL
                                      ---------      ---------      --------     --------    --------
Net premiums earned                   $ 398,850      $ 210,546      $559,267      $14,475     $1,183,138
Fee income and other                      4,647         (1,609)          151       15,373         18,562
Net losses and loss expenses            217,367        144,362       351,797        3,629        717,155
Acquisition costs                        56,171         65,699       145,726        1,478        269,074
Operating expenses                       54,596         11,756        39,775       18,220        124,347
Exchange losses (gains)                  (1,186)         2,587         5,037           --          6,438
                                      ---------      ---------      --------      -------     ----------
Underwriting profit (loss)            $  76,549      $ (15,467)     $ 17,083      $ 6,521     $   84,686
                                      ---------      ---------      --------      -------
Net investment income                                                                            270,151
Net realized gains on investments                                                                 29,099
Equity in net income of affiliates                                                                57,902
Interest expense                                                                                  23,312
Amortization of intangible assets                                                                 29,171
Corporate operating expenses                                                                      30,609
Minority interest                                                                                    517
Income tax                                                                                        10,694
                                                                                               ---------
Net income                                                                                     $ 347,535
                                                                                               =========

Loss and loss expense ratio                54.5%          68.6%         62.9%        25.1%          60.6%
Underwriting expense ratio                 27.8%          36.8%         33.2%       136.1%          33.3%
                                      ---------      ---------      --------      -------     ----------
Combined ratio                             82.3%         105.4%         96.1%       161.2%          93.9%
                                      =========      =========      ========      =======     ==========

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.      SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2000

                                                                                FINANCIAL
                                                                                 PRODUCTS
                                                       LLOYD'S                     AND
                                      INSURANCE      SYNDICATES   REINSURANCE    SERVICES      TOTAL
                                      ---------      ---------      --------     --------    --------
Net premiums earned                   $ 297,580      $ 198,220      $489,150     $12,924     $ 997,874
Fee income and other                      5,206         (3,733)          232       6,591         8,296
Net losses and loss expenses (1)        177,592        143,690       306,849       3,243       631,374
Acquisition costs                        42,712         59,054       116,873         713       219,352
Operating expenses                       38,162          7,943        52,652      11,648       110,405
Exchange (gains) losses                     470         (2,394)        1,641          --          (283)
                                      ---------      ---------      --------     -------     ---------
Underwriting profit (loss)            $  43,850      $ (13,806)     $ 11,367     $ 3,911     $  45,322
                                      ---------      ---------      --------     -------
Net investment income                                                                          264,967
Net realized gains on investments                                                               73,782
Equity in net income of affiliates                                                              43,235
Interest expense                                                                                15,897
Amortization of intangible assets                                                               27,808
Corporate operating expenses                                                                    26,952
Minority interest                                                                                  727
Income tax                                                                                     (10,321)
                                                                                             ---------
Net income                                                                                   $ 366,243
                                                                                             =========

Loss and loss expense ratio (1)            59.7%          72.5%         62.7%       25.1%         63.3%
Underwriting expense ratio                 27.2%          33.8%         34.7%       95.6%         33.0%
                                      ---------      ---------      --------     -------     ---------
Combined ratio                             86.9%         106.3%         97.4%      120.7%         96.3%
                                      =========      =========      ========     =======     =========

------
(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million relating to an intercompany stop loss arrangement. Consolidated results are not affected by this arrangement. The loss and loss expense ratio would have been 55.9% and 65.0% and the underwriting profit would have been $55.1 million and $0.2 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

     The following tables summarize the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED JUNE 30, 2001


                                              GROSS          NET          NET
                                             PREMIUMS      PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN       EARNED
                                            ----------     --------     --------
Casualty insurance                          $  250,039     $170,261     $113,502
Casualty reinsurance                           118,932       81,271       92,391
Property catastrophe                            50,892       44,726       41,035
Other property                                 175,535      128,075      124,787
Marine, energy, aviation and satellite          77,088       36,959       49,606
Lloyd's syndicates                             162,242      145,042      118,387
Other                                          171,119      142,818      101,276
                                            ----------     --------     --------
Total                                       $1,005,847     $749,152     $640,984
                                            ==========     ========     ========

QUARTER ENDED JUNE 30, 2000

                                              GROSS          NET          NET
                                             PREMIUMS      PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN       EARNED
                                            ----------     --------     --------
Casualty insurance                          $  137,041     $ 96,029     $ 79,674
Casualty reinsurance                           102,627       65,362      104,289
Property catastrophe                            46,995       41,397       36,358
Other property                                 121,385       94,841       91,577
Marine, energy, aviation and satellite          78,810       35,565       41,100
Lloyd's syndicates                             131,867      110,304       95,158
Other                                           77,828       56,411       55,219
                                            ----------     --------     --------
Total                                       $  696,553     $499,909     $503,375
                                            ==========     ========     ========

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001

                                             GROSS         NET           NET
                                           PREMIUMS      PREMIUMS      PREMIUMS
                                           WRITTEN       WRITTEN        EARNED
                                          ----------    ----------    ----------
Casualty insurance                        $  439,226    $  281,970    $  198,510
Casualty reinsurance                         290,322       204,316       163,780
Property catastrophe                         153,050       142,568        77,857
Other property                               353,081       254,968       219,118
Marine, energy, aviation and satellite       254,665       152,367       111,428
Lloyd's syndicates                           379,238       279,582       210,546
Other                                        287,110       245,635       201,899
                                          ----------    ----------    ----------
Total                                     $2,156,692    $1,561,406    $1,183,138
                                          ==========    ==========    ==========

SIX MONTHS ENDED JUNE 30, 2000

                                             GROSS         NET           NET
                                           PREMIUMS      PREMIUMS      PREMIUMS
                                           WRITTEN       WRITTEN        EARNED
                                          ----------    ----------    ----------
Casualty insurance                        $  234,538    $  169,566    $  157,902
Casualty reinsurance                         257,793       179,116       192,226
Property catastrophe                         124,831       118,617        65,636
Other property                               286,686       216,856       174,183
Marine, energy, aviation and satellite       234,451       155,475        85,616
Lloyd's syndicates                           295,606       169,981       198,220
Other                                        181,585       142,397       124,091
                                          ----------    ----------    ----------
Total                                     $1,615,490    $1,152,008    $  997,874
                                          ==========    ==========    ==========

     The Company's Lloyd's syndicates write a variety of coverages encompassing most of the above lines of business. Other premiums written and earned include political risk, surety, bonding and warranty.

4.   BUSINESS COMBINATION

     During the six months ended June 30, 2001, the Company acquired The London Assurance of America, Inc., a company licensed in forty five U.S. States, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $20.6 million. Goodwill arising from the acquisition amounted to $11.3 million.

5.   NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

       In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors. Proceeds of this debt will be used for general corporate purposes.

       In May 2001, the Company issued Zero Coupon Convertible Debentures due 2021 with a yield to maturity of 2.625%. The gross proceeds to the Company were $600.0 million. Funds were received net of $13.5 million of related expenses that were capitalized and will be expensed over one year. Proceeds of the debt will be used to finance the Winterthur International acquisition discussed in
Note 7 below and general corporate purposes.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

6.   COMPUTATION OF EARNINGS PER ORDINARY SHARE AND ORDINARY SHARE EQUIVALENT

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30             JUNE 30
                                          ------------------  ------------------
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------
BASIC EARNINGS PER SHARE :
Net income .............................  $128,606  $142,484  $347,535  $366,243
Weighted average ordinary
  shares outstanding ...................   125,396   124,431   125,312   124,948
Basic earnings per share ...............  $   1.03  $   1.15  $   2.77  $   2.93
                                          ========  ========  ========  ========

DILUTED EARNINGS PER SHARE :
Net income .............................  $128,606  $142,484  $347,535  $366,243

Weighted average ordinary shares
  outstanding-basic ....................   125,396   124,431   125,312   124,948
Average stock options outstanding (1) ..     2,369     1,249     2,234       930
                                          --------------------------------------
Weighted average ordinary shares
  outstanding-diluted ..................   127,765   125,680   127,546   125,878
                                          --------------------------------------
Diluted earnings per share .............  $   1.01  $   1.13  $   2.72  $   2.91
                                          ========  ========  ========  ========

DIVIDENDS PER SHARE ....................  $   0.46  $   0.45  $   0.92  $   0.90
                                          ========  ========  ========  ========

(1)  Net of shares repurchased under the treasury stock method.

7.   SUBSEQUENT EVENT

     On July 25, 2001, the Company completed the acquisition of Winterthur International ("WI") in an all-cash transaction valued at approximately $405.0 million. The purchase price of the acquisition is based on financial statements for the business being acquired as at December 31, 2000, and is subject to adjustment based on the completion of audited financial statements for WI as at and for the period ended June 30, 2001. The acquisition of WI will be given economic effect as at July 1, 2001.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000
         (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

     This discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Results of Operations and Financial Condition, and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company's Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income and earnings per share for the three months ended June 30, 2001 and 2000:

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                     JUNE 30
                                            ------------------------
                                              2001          2000       % CHANGE
                                            ---------    ----------    --------
Net operating income (excluding net
  realized gains and losses
  on investments)
                                            $ 160,062    $  135,491       18.1%
Net realized (losses) gains on investments    (31,456)        6,993          NM
                                            ---------    ----------
Net income ..............................   $ 128,606    $  142,484      (9.7)%
                                            =========    ==========

Earnings per share - basic ..............       $1.03         $1.15
Earnings per share - diluted ............       $1.01         $1.13

     * NM - Not Meaningful

     Net operating income increased in the second quarter of 2001 compared to the second quarter of 2000 primarily due to an improvement in underwriting profit. The increase in underwriting profit was partially offset by an increase in income tax expense. Underwriting results are discussed in further detail in each of the following segments.

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

     The calculations of the underwriting ratios for all segments follow. The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. The loss and loss expense ratio is calculated by dividing net losses and loss expenses by net premiums earned, and the underwriting expense ratio is calculated by dividing the total of acquisition costs and operating expenses by net premiums earned.

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

     The following table summarizes the underwriting profit for this segment:

                                                (UNAUDITED)
                                            THREE MONTHS ENDED
                                                  JUNE 30
                                          -----------------------
                                            2001           2000        % CHANGE
                                          --------       --------      --------
Net premiums earned                       $221,536       $151,279         46.4%
Fee income and other                         2,624          3,934       (33.3)%
Net losses and loss expenses               123,162         92,058         33.8%
Acquisition costs                           31,368         22,726         38.0%
Operating expenses                          28,621         19,724         45.1%
Exchange (gains) losses                       (639)           480           NM
                                          --------       --------        -----
Underwriting profit                       $ 41,648       $ 20,225        106.0%
                                          ========       ========        =====

     The insurance segment experienced growth in net premiums earned primarily as a result of a continued increase in gross premiums written in the current and prior periods. Gross premiums written increased in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 principally due to new business written in environmental, professional liability and directors and officers liability lines, contributing approximately $65.0 million of additional gross written premiums and $30.0 million of additional net premiums earned in the quarter. The Company also wrote approximately $40.0 million and earned approximately $27.0 million in certain aviation and satellite business in the second quarter of 2001. This business was included in the reinsurance segment until December 31, 2000, when the Company realigned its operations. The insurance operations generally continue to experience premium rate increases in most lines of business, ranging from 5% to 8% on excess casualty lines and up to 20% on large property risks assumed.

     The following table presents the ratios for the insurance segment:

                                                       (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                         JUNE 30
                                                ------------------------
                                                   2001           2000
                                                ----------    ----------
     Loss and loss expense ratio                   55.6%         60.8%
     Underwriting expense ratio                    27.1%         28.1%
                                                ----------    ----------
     Combined ratio                                82.7%         88.9%
                                                ==========    ==========

     Net losses and loss expenses in the second quarter of 2000 included $11.2 million relating to an intercompany stop loss arrangement. The loss and loss expense ratio would have been 53.4% had this arrangement not been in place. There was no intercompany stop loss arrangement in effect in 2001.

     Excluding the effects of the intercompany stop loss arrangement, the loss ratio was higher in 2001 compared to 2000 due in part to net losses incurred of $5.3 million related to Tropical Storm Allison. The three months ended June 30, 2001 and 2000 included favorable development of loss reserves related to previous underwriting years. In 2001, the effect of this development was offset by the change in the mix of business and the related loss ratios.

     The underwriting expense ratio decreased in the second quarter of 2001 compared to the second quarter of 2000 due to the significant increase in net premiums earned relative to the change in operating expenses.

INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Lloyd's syndicates write property, marine and energy, aviation and satellite, professional indemnity, liability coverage and other specialty lines, primarily of insurance but also reinsurance.

     The following table summarizes the underwriting loss for the Lloyd's syndicates:

                                                  (UNAUDITED)
                                              THREE MONTHS ENDED
                                                    JUNE 30
                                           ------------------------
                                              2001           2000       % CHANGE
                                           ---------       --------     --------
Net premiums earned                        $ 118,387       $ 95,158       24.4%
Fee income and other                          (2,211)        (2,565)      13.8%
Net losses and loss expenses                  78,436         63,003       24.5%
Acquisition costs                             34,551         31,883        8.4%
Operating expenses                             4,944          3,072       61.0%
Exchange losses (gains)                        3,422         (2,090)         NM
                                           ---------       --------     ------
Underwriting loss                          $  (5,177)      $ (3,275)    (58.1)%
                                           =========       ========     ======

     Net premiums earned for the second quarter of 2001 increased due to greater gross premiums written. Gross premiums written in the same period increased by approximately $30.4 million from the second quarter of 2000 primarily due to a higher proportion of the total syndicates' capacity provided by the Company, currently at 63% compared to 53% in the prior year. Net premiums earned were partially offset by the reduction in net premiums earned related to the motor business sold at the end of 1999. The Company retains the residual liability on this business, and the related net premiums earned in the three months ended June 30, 2001 and 2000 were nil and $19.9 million, respectively. Net premiums earned were also affected by a decrease in reinsurance costs relating to a stop loss policy under which coverage was significantly reduced in 2001 as compared to 2000. While this has reduced reinsurance costs, it exposes the Company's Lloyd's syndicates to potentially higher net losses.

     The Company's Lloyd's managing agencies earn fees and may, dependent upon underwriting results, earn profit commissions from syndicates they manage in order to offset their operating expenses. No commissions were earned in the second quarters of 2001 and 2000 due to loss deterioration in the Lloyd's market, resulting in expenses in excess of fee income.

     The exchange loss in the second quarter of 2001 is due to the decrease in the U.K. sterling exchange rate against the U.S. dollar applied to net monetary assets denominated in U.K. sterling. Conversely, in the second quarter of 2000, the exchange rate moved in the opposite direction.

     The following table presents the ratios for the Lloyd's syndicates:

                                                   (UNAUDITED)
                                                THREE MONTHS ENDED
                                                      JUNE 30
                                            --------------------------
                                                2001          2000
                                            -----------   ------------
     Loss and loss expense ratio               66.2%          66.2%
     Underwriting expense ratio                33.4%          36.7%
                                            -----------   ------------
     Combined ratio                            99.6%         102.9%
                                            ===========   ============

     Although the loss and loss expense ratio is unchanged from the second quarter of 2000 to the second quarter of 2001, the second quarter of 2000 included the residual liability of the motor business, which had a loss ratio of 94.3% on net premiums earned of $19.9 million. Excluding the motor business, the loss and loss expense ratio for the second quarter of 2000 would have been 58.8%. No losses were realized on the motor business in the second quarter of 2001. The increase in the loss and loss expense ratio resulted from continued deterioration on reserves related to prior underwriting years in addition to net losses incurred of $3.0 million related to Tropical Storm Allison. The underwriting expense ratio decreased in the second quarter of 2001 compared to the second quarter of 2000 primarily due to the effect of higher reinsurance costs in 2000 that reduced net premiums earned on the non-motor book. The increase in operating expenses also reflects the increase in the syndicates' capacity provided by the Company and therefore, a greater proportion of expenses is allocated to the Company.

REINSURANCE OPERATIONS

     Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally general liability, professional liability, automobile and workers' compensation, commercial and personal property risks, specialty risks including fidelity and surety and ocean marine, property catastrophe, property excess of loss, property pro-rata, marine and energy, aviation and satellite, and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by, among other things, limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                   JUNE 30
                                          ------------------------
                                            2001            2000        % CHANGE
                                          --------       ---------      --------
Net premiums earned                       $292,407       $ 250,110        16.9%
Fee income and other                           714               3          NM
Net losses and loss expenses               183,339         171,671         6.8%
Acquisition costs                           76,126          60,678        25.5%
Operating expenses                          23,069          26,220      (12.0)%
Exchange losses (gains)                      4,825             (95)         NM
                                          --------       ---------      ------
Underwriting profit (loss)                $  5,762       $  (8,361)         NM
                                          ========       =========      ======

       The increase in net premiums earned reflects increases in gross premiums written across most lines of business in the second quarter of 2001 compared to the second quarter of 2000 primarily due to an increase in premium rates across most lines of business, including up to 20% on property catastrophe and U.S. casualty lines. The effect of the increases was reduced by premiums earned by certain aviation and satellite business that is now included in the insurance segment. This business was included in the reinsurance segment until December 31, 2000.

     Exchange losses in the second quarter of 2001 related to exchange rate movements of the U.S. dollar applied to net monetary assets denominated in foreign currencies.

     The following table presents the ratios for the reinsurance segment:

                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                        JUNE 30
                                             ---------------------------
                                                 2001           2000
                                             -----------    ------------
     Loss and loss expense ratio                62.7%           68.6%
     Underwriting expense ratio                 33.9%           34.8%
                                             -----------    ------------
     Combined ratio                             96.6%          103.4%
                                             ===========    ============

     Net losses and loss expenses in the second quarter of 2000 exclude $11.2 million relating to an intercompany stop loss arrangement. The loss and loss expense ratio would have been 73.1% had this arrangement not been in place. The reduction in the loss ratio in 2001 compared to 2000 is due to several factors. The second quarter of 2000 included loss deterioration in the casualty lines. In the second quarter of 2001, there was favorable loss development on non-casualty business written in prior underwriting years. This was partially offset by a net loss of $20.0 million relating to Tropical Storm Allison.

     The underwriting expense ratio is slightly lower in the second quarter of 2001 compared to the second quarter of 2000 due mainly to lower operating expenses on a higher net premium earned base. Operating expenses decreased in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to a reduction in certain accrued compensation expenses of $2.0 million.

FINANCIAL PRODUCTS AND SERVICES

     Financial products and services business written includes insurance and reinsurance solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit default swaps and other collateralized transactions. In 2001, the Company also began to write weather related insurance products. While each of these transactions is unique and is tailored for the specific needs of the insured, they are typically multi-year transactions. Due to the nature of these types of policies, premium volume as well as any profit margin can vary significantly from period to period.

     Financial guaranties are conditional commitments that guarantee the performance of a customer to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At June 30, 2001, the Company's aggregate insurance in force was approximately $16.0 billion.

     The following table summarizes the underwriting profit for this segment:

                                                     (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                       JUNE 30
                                                 ------------------
                                                   2001       2000     % CHANGE
                                                 -------     ------    --------
Net premiums earned                              $ 8,654     $6,828        26.7%
Fee income and other                              10,366      1,968          NM
Net losses and loss expenses                       2,014      1,808        11.4%
Acquisition costs                                  1,157        371          NM
Operating expenses                                 6,863      6,414         7.0%
                                                 -------     ------    --------
Underwriting profit                              $ 8,986     $  203          NM
                                                 =======     ======    ========

     Financial guaranty premiums are earned over the life of the exposure, which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported. Gross premiums written increased from $13.1 million in the second quarter of 2000 to $29.2 million in the second quarter of 2001 principally due to a new weather related risk management transaction written in 2001. However, net premiums earned increased only marginally for the same period due to a change in the mix of business with longer earnings patterns.

     The Company provides credit protection in credit default swap form, in addition to financial guaranty insurance form. These contracts are recorded at fair value. Revenues received in respect of credit default swaps, together with fair value adjustments, are included as fee income and earned over the life of the policies. Fee income for the quarters ended June 30, 2001 and 2000 related to credit default swaps and weather related derivative activity. Fee income and other for the quarter ended June 30, 2001 also includes a gain of $1.3 million related to the fair value adjustment on credit default swaps and a gain of $3.9 million related to weather derivatives.

     The following table presents the combined ratios for this segment:

                                                       (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                         JUNE 30
                                              ----------------------------
                                                   2001           2000
                                              ------------   -------------
     Loss and loss expense ratio                  23.3%           26.5%
     Underwriting expense ratio                   92.7%           99.4%
                                              ------------   -------------
     Combined ratio                              116.0%         125.9%
                                              ============   =============

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The calculation of the underwriting expense ratio excludes fee income and other derived from credit default swap and weather related transactions. If this income were included, the expense ratio and the combined ratio would have been 42.1% and 65.4%, respectively, as at June 30, 2001, and 77.1% and 103.6%, respectively, as at June 30, 2000. Included in the underwriting expense ratio in the quarter ended June 30, 2001 is an adjustment of approximately $3.0 million for the deferral of certain operating expenses related to underwriting activity, in line with industry practice.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized (losses) gains on investments for the quarters ended June 30, 2001 and 2000:

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                     JUNE 30
                                             ----------------------
                                                2001         2000      % CHANGE
                                             ---------     --------    --------
Net investment income                        $ 140,800     $136,440         3.2%
Net realized (losses) gains on investments   $ (31,072)    $  5,075          NM

       Net investment income increased from the second quarter of 2000 as compared to the second quarter of 2001 due primarily to interest on the receipt of net funds of $844.6 million related to new debt issued by the Company during the second quarter of 2001. The majority of this new debt had not been utilized at June 30, 2001. This interest was partially offset by a reduction in investment yields for the three months ended June 30, 2001 compared to the quarter ended June 30, 2000, respectively. The Company anticipates that future investment income may be negatively affected by the reduction of interest rates by the Federal Reserve.

     Assets relating to the deposit liabilities are included in investments available for sale. Interest earned on these assets is reduced by the investment expense relating to the accretion of the deposit liabilities.

     Net realized losses on investments in the second quarter of 2001 related to losses realized on sales of fixed income securities and equities, in addition to losses on derivatives used to increase the duration of investment assets relating to the deposit liabilities. Net realized gains on investments in the second quarter of 2000 were realized primarily from the sale of equity securities.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the quarters ended June 30, 2001 and 2000:

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                     JUNE 30
                                             ---------------------
                                               2001         2000       % CHANGE
                                             --------     --------     --------
Equity in net income of affiliates           $ 29,514     $ 25,756         14.6%
Amortization of intangible assets              14,703       13,756          6.9%
Corporate operating expenses                   18,401       14,073         30.8%
Interest expense                               15,800        7,402        113.5%
Minority interest                                (652)         522           NM
Income tax                                     13,603       (2,174)          NM

     The increase in equity in net income of affiliates for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 is primarily attributable to greater returns on the Company's investments in investment funds, partially offset by decreased earnings from investments in the management companies that administer these funds. Earnings from insurance and reinsurance affiliates improved from the second quarter of 2000 to the second quarter of 2001.

     The increase in corporate operating expenses is a result of the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

     The increase in interest expense reflects an increase in indebtedness from new debt issued by the Company during the quarter ended June 30, 2001. The Company's financing structure is outlined in "Financial Condition and Liquidity."

     The change in the income taxes of the Company primarily reflects the effects of an improvement in the results of the Company's U.S. operations in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000
              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income and earnings per share for the six months ended June 30, 2001 and 2000:

                                                   (UNAUDITED)
                                                SIX MONTHS ENDED
                                                     JUNE 30
                                              --------------------
                                                2001        2000      % CHANGE
                                              --------    --------    --------
Net operating income (excluding
  net realized gains on
  investments)                                $316,796    $286,292        10.7%
Net realized gains on investments               30,739      79,951       (61.6)%
                                              --------    --------
Net income                                    $347,535    $366,243        (5.1)%
                                              ========    ========

Earnings per share - basic                       $2.77       $2.93
Earnings per share - diluted                     $2.72       $2.91

     Net operating income increased in the first six months of 2001 compared to the first six months of 2000 primarily due to an improvement in underwriting profit and equity in net income of affiliates. This was partially offset by an increase in income tax expense. Underwriting results are discussed in further detail in each of the following segments.

INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The following table summarizes the underwriting profit for this segment:

                                                   (UNAUDITED)
                                                SIX MONTHS ENDED
                                                     JUNE 30
                                             ----------------------
                                                2001         2000      % CHANGE
                                             ---------     --------    --------
Net premiums earned                          $ 398,850     $297,580        34.0%
Fee income and other                             4,647        5,206        10.7%
Net losses and loss expenses                   217,367      177,592        22.4%
Acquisition costs                               56,171       42,712        31.5%
Operating expenses                              54,596       38,162        43.1%
Exchange (gains) losses                         (1,186)         470          NM
                                             ---------     --------    --------
Underwriting profit                          $  76,549     $ 43,850        74.6%
                                             =========     ========    ========

       The insurance segment experienced growth in net premiums earned in the six months ended June 30, 2001 primarily as a result of an increase in gross premiums written for the same period. Gross premiums written increased in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 in part due to premium rate increases in most lines of business, ranging from 5% to 8% on excess casualty lines to approximately 20% on large property risks assumed. Significant new business was written in both environmental and professional liability lines. In addition, the Company earned approximately $60.0 million in certain aviation and satellite business in the first six months of 2001. This business was included in the reinsurance segment until December 31, 2000, when the Company realigned its operations

     The following table presents the ratios for the insurance segment:

                                                      (UNAUDITED)
                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                             ---------------------------
                                                 2001            2000
                                             -----------     -----------
     Loss and loss expense ratio                54.5%           59.7%
     Underwriting expense ratio                 27.8%           27.2%
                                                             -----------
                                             -----------
     Combined ratio                             82.3%           86.9%
                                             ===========     ===========

     The loss and loss expense ratio at June 30, 2000 was affected by an intercompany stop loss arrangement with a subsidiary in the reinsurance segment. In the six months ended June 30, 2000, $11.2 million of losses were included in the insurance segment and excluded from the reinsurance segment. The loss and loss expense ratio in 2000 would have been 55.9% had this arrangement not been in place. Excluding the effects of the intercompany stop loss arrangement, the loss and loss expense ratio decreased slightly due to more favorable development of loss reserves related to previous underwriting years during the six months ended June 30, 2001 than in the six months ended June 30, 2000. The underwriting expense ratio increased slightly due principally to changes in the allocation of operating expenses between segments, offset by the significant increase in net premiums earned relative to the change in operating expenses.

INSURANCE OPERATIONS - LLOYD'S SYNDICATES

        The following table summarizes the underwriting loss for the Lloyd's syndicates:

                                                 (UNAUDITED)
                                              SIX MONTHS ENDED
                                                   JUNE 30
                                          -----------------------
                                             2001          2000       % CHANGE
                                          ---------     ---------     --------
Net premiums earned                       $ 210,546     $ 198,220          6.2%
Fee income and other                         (1,609)       (3,733)        56.9%
Net losses and loss expenses                144,362       143,690          0.5%
Acquisition costs                            65,699        59,054         11.3%
Operating expenses                           11,756         7,943         48.0%
Exchange losses (gains)                       2,587        (2,394)          NM
                                          ---------     ---------     --------
Underwriting loss                         $ (15,467)    $ (13,806)       (12.0)%
                                          =========     =========     ========

     Net premiums earned for the first six months of 2001 increased due to greater gross premiums written. Gross premiums written in the same period increased by approximately $83.6 million from the first six months of 2000 primarily due to a higher proportion of the total syndicates' capacity provided by the Company, currently at 63% compared to 53% in the prior year. Net premiums earned were partially offset by a reduction in net premiums earned related to the motor business sold at the end of 1999. The Company retains the residual liability on this business, and the related net premiums earned in the six months ended June 30, 2001 and 2000 were $2.3 million and $66.6 million, respectively. Net premiums earned were also affected by a decrease in reinsurance costs relating to a stop loss policy under which coverage was significantly reduced in 2001 compared to 2000. While this has reduced reinsurance costs, it exposes the Company's Lloyd's syndicates to potentially higher net losses.

     The Company's Lloyd's managing agencies earn fees and may, dependent upon underwriting results, earn profit commissions from syndicates they manage in order to offset their operating expenses. Although commissions were received in the first six months of 2001, due to loss deterioration in the Lloyd's market, expenses were in excess of fee income and commissions for the six months ended June 30, 2001 and 2000.

     The exchange loss in the first six months of 2001 is due to the decrease in the U.K. sterling exchange rate against the U.S. dollar applied to net monetary assets denominated in U.K. sterling. Conversely, in the first six months of 2000, the exchange rate moved in the opposite direction.

     The following table presents the ratios for this segment:

                                                          (UNAUDITED)
                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                 ---------------------------
                                                      2001           2000
                                                 ------------   ------------
     Loss and loss expense ratio                     68.6%           72.5%
     Underwriting expense ratio                      36.8%           33.8%
                                                 ------------   ------------
     Combined ratio                                 105.4%         106.3%
                                                 ============   ============

       The loss and loss expense ratio for June 30, 2000 included the residual liability of the motor business, which had a loss and loss expense ratio of 89.4% on net premiums earned of $66.6 million. Minimal losses were incurred on the motor business in the first six months of 2001. Excluding the motor business, the loss and loss expense ratio for the first six months of 2000 would have been 63.9%. The increase in the loss and loss expense ratio resulted from continued deterioration of losses related to prior underwriting years and the Petrobras loss in the first six months of 2001. The increase in the underwriting expense ratio includes the effect of the motor book premiums earned in 2000, which typically had a higher loss ratio but lower expense ratio than other business written at Lloyd's. The increase in operating expenses also reflects the increase in the syndicates' capacity provided by the Company and therefore, a greater proportion of expenses is allocated to the Company.

REINSURANCE OPERATIONS

     The following table summarizes the underwriting profit for this segment:

                                                (UNAUDITED)
                                             SIX MONTHS ENDED
                                                  JUNE 30
                                          -----------------------
                                             2001          2000       % CHANGE
                                          ---------     ---------     --------
Net premiums earned                       $ 559,267     $ 489,150         14.3%
Fee income and other                            151           232         34.7%
Net losses and loss expenses                351,797       306,849         14.6%
Acquisition costs                           145,726       116,873         24.7%
Operating expenses                           39,775        52,652        (24.5)%
Exchange losses                               5,037         1,641           NM
                                          ---------     ---------     --------
Underwriting profit                       $  17,083     $  11,367         50.3%
                                          =========     =========     ========

       The increase in net premiums earned primarily results from price increases in gross premiums written across all lines of business in the first six months of 2001 compared to the first six months of 2000, including up to 20% on property catastrophe and U.S. casualty lines. The effect of the rate increases was reduced by premiums earned in the first six months of 2001 on certain aviation and satellite business that is now included in the insurance segment. This business was included in the reinsurance segment until December 31, 2000.

     Exchange losses in the second quarter of 2001 related to exchange rate movements of the U.S. dollar applied to net monetary assets denominated in foreign currencies.

     The following table presents the ratios for the reinsurance segment:

                                                   (UNAUDITED)
                                                SIX MONTHS ENDED
                                                     JUNE 30
                                           ---------------------------
                                               2001           2000
                                           -----------    ------------
     Loss and loss expense ratio              62.9%           62.7%
     Underwriting expense ratio               33.2%           34.7%
                                           -----------    ------------
     Combined ratio                           96.1%          97.4%
                                           ===========    ============

     Net losses and loss expenses incurred in this segment in 2000 included a recovery of $11.2 million under an intercompany stop loss arrangement with a subsidiary in the insurance segment. The loss and loss expense ratio in 2000 would have been 65.0% had this arrangement not been in place. Excluding the effects of the intercompany stop loss arrangement, the loss and loss expense ratio has decreased due to favorable development on non-casualty reserves related to prior year losses. This decrease was partially offset by the effect of losses incurred related to Tropical Storm Allison, the Petrobras oil rig and the Seattle earthquake in the first six months of 2001.

     While acquisition costs have increased due to profit commissions on prior year business assumed, this was offset by a reduction in operating expenses related to certain accrued compensation expenses of approximately $7.0 million.

FINANCIAL PRODUCTS AND SERVICES

     The following table summarizes the underwriting profit for this segment:

                                                (UNAUDITED)
                                             SIX MONTHS ENDED
                                                  JUNE 30
                                          -----------------------
                                             2001          2000       % CHANGE
                                          ---------     ---------     --------
Net premiums earned                       $  14,475     $  12,924         12.0%
Fee income and other                         15,373         6,591        133.2%
Net losses and loss expenses                  3,629         3,243         12.0%
Acquisition costs                             1,478           713        107.3%
Operating expenses                           18,220        11,648         56.4%
                                          ---------     ---------     --------
Underwriting profit                       $   6,521     $   3,911         66.7%
                                          =========     =========     ========

     Financial guaranty premiums are earned over the life of the exposure, which is generally longer than that in the Company's other operating segments. Certain premiums, such as those received on an installment basis, are not earned until the premium is reported. Gross premiums written increased from $20.8 million in the first six months of 2000 to $41.2 million in the first six months of 2001 principally due to new financial guaranty business and a weather related risk management transaction. However, net premiums earned increased only marginally for the same period due to a change in the mix of business with longer earnings patterns.

       The Company provides credit protection in credit default swap form, in addition to financial guaranty insurance form. These contracts are recorded at fair value. Revenues received in respect of credit default swaps, together with fair value adjustments, are included as fee income and earned over the life of the policies. Fee income for the six months ended June 30, 2001 and 2000 related to credit default swaps and weather related derivative activity. Fee income and other for the six months ended June 30, 2001 also includes a loss of $0.8 million relating to the fair value adjustment on credit default swaps and a gain of $4.6 million related to weather derivatives.

     The following table presents the ratios for this segment:

                                                         (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                 ---------------------------
                                                     2001           2000
                                                 ------------   ------------
     Loss and loss expense ratio                     25.1%          25.1%
     Underwriting expense ratio                     136.1%          95.6%
                                                 ------------   ------------
     Combined ratio                                 161.2%         120.7%
                                                 ============   ============

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The calculation of the underwriting expense ratio excludes fee income and other derived from credit default swap and weather related transactions. If this income were included, the expense ratio and the combined ratio would have been 66.0% and 91.1%, respectively, as at June 30, 2001, and 69.3% and 94.4%, respectively, as at June 30, 2000. Included in the underwriting expense ratio in the six months ended June 30, 2001 is an adjustment of approximately $3.0 million for the deferral of certain operating expenses related to underwriting activity in line with industry practice.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized gains for the six-month periods ended June 30, 2001 and 2000:

                                                (UNAUDITED)
                                             SIX MONTHS ENDED
                                                  JUNE 30
                                          -----------------------
                                             2001          2000       % CHANGE
                                          ---------     ---------     --------
Net investment income                     $ 270,151     $ 264,967          2.0%
Net realized gains on investments         $  29,099     $  73,782           NM

       Net investment income increased in the first six months of 2001 compared to the first six months of 2000 due primarily to a higher investment base in 2001. The investment base in 2001 included the receipt of net funds of $844.6 million related to new debt issued by the Company during the second quarter of 2001. The investment base for the first six months of 2000 had declined as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments. The increase in the investment base was partially offset by investment yields that declined in the first six months of 2001 compared to the first six months of 2000. The Company anticipates that future investment income may be negatively affected by the reduction of interest rates by the Federal Reserve.

     Assets relating to the deposit liabilities are included in investments available for sale. Interest earned on these assets is reduced by the investment expense relating to the accretion of the deposit liabilities.

     Net realized gains on investments decreased significantly in 2001 due to declining markets in the first six months of the year. Net realized gains on investments in the first six months of 2000 were realized primarily from the sale of equity securities as the stock market reached record levels during that period.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the six months ended June 30, 2001 and 2000:

                                                (UNAUDITED)
                                             SIX MONTHS ENDED
                                                  JUNE 30
                                          -----------------------
                                             2001          2000       % CHANGE
                                          ---------     ---------     --------
Equity in net income of affiliates        $  57,902     $  43,235         34.0%
Amortization of intangible assets            29,171        27,808          4.9%
Corporate operating expenses                 30,609        26,952         13.6%
Interest expense                             23,312        15,897         46.6%
Minority interest                               517           727       (28.9)%
Income tax                                   10,694       (10,321)          NM

     The  increase  in  equity  in  net  income  of   affiliates   is  primarily
attributable to higher returns from the Company's investments in investment funds and insurance and reinsurance affiliates during the first six months of 2001 compared to the first six months of 2000.

     The increase in corporate  operating  expenses is primarily a result of the
increase  in  corporate   infrastructure  necessary  to  support  the  expanding
worldwide operations of the Company.

     The increase in interest expense reflects the effect of $844.6 million of new debt raised by the Company in the second quarter of 2001. The Company's financing structure is outlined in "-Financial Condition and Liquidity."

     The changes in the Company's income taxes principally reflects improving results for the U.S. operations in 2001 compared to 2000.


FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries, and future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at June 30, 2001 was $5.7 billion of which $3.4 billion was retained earnings.

     At June 30, 2001, total investments available for sale and cash net of unsettled investment trades were $9.9 billion compared to $9.1 billion at December 31, 2000. This includes investments relating to Company's asset accumulation business. The growth in this position reflects positive operational cash flows together with most of the proceeds from debt issued by the Company during the second quarter of 2001, discussed below.

     The Company's fixed income investments including short-term investments and cash equivalents at June 30, 2001 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 88.9% of fixed income securities are investment grade, with 59.1% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was AA-.

     The net payable for investments purchased decreased from $1.4 billion at December 31, 2000 to $1.1 billion as at June 30, 2001. This decrease results from timing differences as investments are accounted for on a trade basis.

     Operational cash flows during the first six months of 2001 improved from the same period of 2000 primarily due to a lower level of losses paid in 2001. Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the six months ended June 30, 2001 and 2000, the net amount of losses due to claims activity paid by the Company was $614.5 million and $976.3 million, respectively.

     During the six months ended June 30, 2001, negative currency translation adjustments were $33.5 million. This is shown as part of accumulated other comprehensive income and primarily relates to unrealized losses on foreign currency exchange rate movements in the six months on the Company's investment in Le Mans Re and certain subsidiaries where the functional currency in not the U.S. dollar.

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

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum. Under this plan, the Company has purchased 5.3 million shares up to August 9, 2001 at an aggregate cost of $263.7 million or an average cost of $49.73 per share.

     As at June 30, 2001, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $3.2 billion of which $1.3 billion in debt was outstanding. In addition, $1.2 million of letters of credit were outstanding, 7.0% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

     The financing structure as at June 30, 2001 was as follows:

                                                                       IN USE /
FACILITY                                                COMMITMENT   OUTSTANDING
                                                        ----------    ----------

DEBT:
    364 day Revolver                                    $  500,000    $       --
    2 facilities of 5 year Revolvers - total               350,000       350,000
    7.15% Notes due 2005                                   100,000       100,000
    6.58% Guaranteed Senior Notes due 2011                 255,000       255,000
    Zero Coupon Convertible Debentures due 2021            601,694       589,600
                                                        ----------    ----------
                                                        $1,806,694    $1,294,600
                                                        ==========    ==========

LETTERS OF CREDIT:
    5 facilities - total                                $1,425,000    $1,150,000
                                                        ==========    ==========

     A syndicate of banks provides the $500.0 million 364-day revolving credit facility and borrowings are unsecured. This facility was renewed along with the $1.0 billion letter of credit facility effective June 29, 2001.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, the amount of $350.0 million outstanding at June 30, 2001 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and to the $109.7 million borrowed to finance certain acquisitions in 1999.

     The weighted average interest rate on funds borrowed during the six months ended June 30, 2001 was approximately 5.4%.

     In 1995, NAC Re Corp, with which the Company merged in 1999, issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

     In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors. Proceeds of the debt will be used for general corporate purposes.

     In May 2001, the Company issued Zero Coupon Convertible Debentures due 2021 with a yield to maturity of 2.625%. The gross proceeds to the Company were $600.0 million and related expenses were $13.5 million. Proceeds of the debt will be used to finance the Winterthur International acquisition and general corporate purposes.

     Total pre-tax interest expense on the borrowings described above was $23.3 million and $15.9 million for the six months ended June 30, 2001 and 2000, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both six month periods.

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

       Loss activity experienced in the first six months of 2001, including the Petrobras oil rig, the Seattle earthquake and Tropical Storm Allison, is expected to continue during the third quarter. In particular, the Company expects to incur losses relating to the Sri Lanka airport attack and a recent satellite loss. With the advent of the hurricane season, further losses could be incurred. Net income will also be affected by the acquisition of Winterthur International, anticipated to be dilutive to earnings for the remainder of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to potential loss from various market risks, including changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company enters into derivatives and other financial instruments primarily for risk management purposes, and commenced trading in weather derivatives in 2001. These derivative instruments are carried at fair market value with the resulting gains and losses included in net realized gains or losses on investments.

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

FOREIGN CURRENCY RISK MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At June 30, 2001, forward foreign exchange contracts with notional principal amounts totaling $183.4 million were outstanding. The fair value of these contracts as at June 30, 2001 was $185.6 million with unrealized gains of $2.2 million. Gains of $9.7 million were realized during the six months ended June 30, 2001. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at June 30, 2001 would have resulted in approximately $3.8 million of unrealized losses and $3.0 million in unrealized gains, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At June 30, 2001, the value of such contracts was insignificant.

     The Company also uses foreign exchange forward contracts to reduce its exposure to premiums receivable denominated in foreign currencies. The forward contract is closely matched with the receivable maturity date. Both the foreign currency receivable and the offsetting forward contract are marked to market on each balance sheet date, with any gains and losses recognized in the income statement. As at June 30, 2001, the Company had forward contracts outstanding for the sale of $9.4 million of foreign currencies at fixed rates, primarily U.K. Sterling and Euros. Activity was insignificant in the six months ended June 30, 2001.

     The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire the foreign currency at an agreed rate in the future. At June 30, 2001, the Company had forward contracts outstanding for the purchase of $5.6 million of Euros and U.K. Sterling at fixed rates. Activity was insignificant in the six months ended June 30, 2001.

FINANCIAL MARKET EXPOSURE

     The Company also uses derivative instruments to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. The Company measures potential losses in fair values using various statistical techniques, including Value at Risk ("VaR"). VaR is a comprehensive statistical measure that uses historical rates, market movements, credit spreads and default rates to estimate the volatility and correlation of these factors to calculate the maximum loss that could occur over a defined period of time given a certain probability.

     At June 30, 2001, bond and stock index futures outstanding were $1.2 billion with underlying investments having a market value of $3.0 billion. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains and unrealized losses of $119.6 million, respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of all derivatives at June 30, 2001 was $12.0 million.

     The Company provides credit protection in both credit default swap form and in financial guaranty insurance form. The Company also trades in weather derivatives. These products are recorded at fair value, and fair value adjustments are recognized in earning in each period as a part of fee income and other, along with all other credit default swap activity. These types of transactions may expose the Company to financial market risk through changes in interest rates, credit spreads and other market factors. For the six months ended June 30, 2001, fee income and other included $15.4 million related to credit default swaps and weather derivatives.

ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

     See Note 7 to the Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Shareholders, any proxy statement, any other Form 10-Q, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance, reinsurance and financial products and services sectors in general (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe",
"project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

                                 XL CAPITAL LTD
                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings, including arbitrations, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against the Company's subsidiaries in the ordinary course of their respective insurance, reinsurance and financial products and services operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it is a party will result in a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     At the Annual General Meeting of Class A shareholders held on May 11, 2001 at the executive offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the shareholders approved the following:

1. To elect four Class III directors to hold office until 2004 - M. Butt, J. Loudon, R.S. Parker and A.Z. Senter.

         Votes in Favor             Votes Withheld
     ----------------------    ------------------------
          102,289,195                  519,398

2. To appoint PricewaterhouseCoopers LLP, New York, New York, to act as the independent auditors of the Company for the fiscal year ending December 31, 2001.

         Votes in Favor             Votes Against               Abstentions
     ----------------------    ------------------------    ---------------------
          100,713,635                 2,059,791                    35,167


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.14.37  Jerry de St. Paer Employment Agreement, dated as of March 1, 2001.

10.14.38 364-day Credit Agreement, dated as of June 29, 2001, between XL Capital Ltd., X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd. and XL Re Ltd, as account parties and guarantors, the lenders party thereto, and The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner and Mellon Bank, N.A. and Citibank, N.A., as co-syndication agents

10.14.39 Letter of Credit and Reimbursement Agreement, dated as of June 29, 2001, between XL Capital Ltd, X.L. America, Inc, XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, the lenders party thereto and The Chase Manhattan Bank, as administration agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner and Mellon Bank, N.A. and Citibank, N.A., as co-syndication agents

10.14.40 Indenture, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, incorporated by reference as exhibit 4(a) to the Company's Registration Statement on Form S-3 (No. 33-66976)

10.14.41 Form of zero coupon convertible debenture (included in exhibit 4(a) referred to in item 10.14.40 above and incorporated by reference herein)

10.14.42 Registration rights agreement, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, as incorporated by reference to the Company's Registration Statement on Form S-3 (No.33-66976)

10.14.43 Form of Note Purchase Agreement, dated as of April 12, 2001, relating to 6.58% guaranteed senior notes due April 12, 2001

REPORTS ON FORM 8-K

     Current Report on Form 8-K filed on May 18, 2001, under Item 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                    XL CAPITAL LTD
                                      ------------------------------------------
                                                                    (REGISTRANT)



August 14, 2001                                              /s/ BRIAN M. O'HARA
                                      ------------------------------------------
                                                                 BRIAN M. O'HARA
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



August 14, 2001                                            /s/ JERRY DE ST. PAER
                                      ------------------------------------------
                                                               JERRY DE ST. PAER
                                                    EXECUTIVE VICE PRESIDENT AND
                                                         CHIEF FINANCIAL OFFICER