Form 10-Q
period 2001-09-30
XL CAPITAL LTD
filed 2001-10-29
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                  (441)292-8515

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

                                 Yes [X]  No[_]

     As of October 25, 2001, there were outstanding 124,666,116 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q

                                                                     PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Balance Sheets as at September 30, 2001
             and December 31, 2000 (Unaudited) ......................    3

             Consolidated Statements of Income and Comprehensive
             Income for the Three Months Ended September 30, 2001
             and 2000 (Unaudited) and the Nine Months Ended
             September 30, 2001 and 2000 (Unaudited) ................    4

             Consolidated Statements of Shareholders' Equity for
             the Nine Months Ended September 30, 2001 and 2000
             (Unaudited) ............................................    5

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2001 and 2000 (Unaudited) ...    6

             Notes to Unaudited Consolidated Financial Statements ...    7

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................   18

Item 3.      Quantitative and Qualitative Disclosure about
             Market Risk ............................................   35

                     PART II. OTHER INFORMATION

Item 1.      Legal Proceedings ......................................   38

Item 4.      Submission of Matters to a Vote of Shareholders ........   38

Item 6.      Exhibits and Reports on Form 8-K .......................   38

Signatures                                                              40

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD
                           CONSOLIDATED BALANCE SHEETS
                (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             (UNAUDITED)
                                                    ---------------------------
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2001           2000
                                                    ------------   -----------
                                    A S S E T S

Investments:
  Fixed maturities, at fair value (amortized
    cost: 2001, $9,481,077; 2000, $8,714,196) ....   $ 9,472,400    $ 8,605,081
  Equity securities, at fair value (cost: 2001,
    $548,939; 2000, $515,440) ....................       440,309        557,460
  Short-term investments, at fair value
    (amortized cost: 2001, $538,407;
    2000, $347,147) ..............................       539,325        339,007
                                                     -----------    -----------
        Total investments available for sale .....    10,452,034      9,501,548
  Investments in affiliates ......................       964,173        792,723
  Other investments ..............................       253,656        177,651
                                                     -----------    -----------
        Total investments ........................    11,669,863     10,471,922
Cash and cash equivalents ........................     2,129,512        930,469
Accrued investment income ........................       161,297        143,235
Deferred acquisition costs .......................       380,761        309,268
Prepaid reinsurance premiums .....................       879,549        391,789
Premiums receivable ..............................     2,096,168      1,119,723
Reinsurance balances receivable ..................     1,072,499        196,002
Unpaid losses and loss expenses recoverable ......     4,647,552      1,339,767
Intangible assets (accumulated amortization:
  2001, $179,692; 2000, $135,476) ................     1,629,615      1,591,108
Deferred tax asset, net ..........................       203,180        152,168
Other assets .....................................       795,432        296,501
                                                     -----------    -----------
        Total assets .............................   $25,665,428    $16,941,952
                                                     ===========    ===========

       L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Liabilities:
Unpaid losses and loss expenses ..................   $11,288,036    $ 5,672,062
Deposit liabilities and policy benefit reserves ..     1,471,182      1,209,926
Unearned premiums ................................     2,724,416      1,741,393
Notes payable and debt ...........................     1,561,207        450,032
Reinsurance balances payable .....................     2,460,379        441,900
Net payable for investments purchased ............     1,230,957      1,372,476
Other liabilities ................................       100,651        439,433
Minority interest ................................        41,800         41,062
                                                     -----------    -----------
         Total liabilities .......................   $20,878,628    $11,368,284
                                                     -----------    -----------

Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 ordinary shares,
  par value $0.01
Issued and outstanding:
  Ordinary shares (2001, 124,513,107;
     2000, 125,020,676) ..........................   $     1,245    $     1,250
Contributed surplus ..............................     2,520,098      2,497,416
Accumulated other comprehensive loss .............      (151,060)      (104,712)
Deferred compensation ............................       (26,914)       (17,727)
Retained earnings ................................     2,443,431      3,197,441
                                                     -----------    -----------
         Total shareholders' equity ..............   $ 4,786,800    $ 5,573,668
                                                     -----------    -----------
         Total liabilities and
           shareholders' equity ..................   $25,665,428    $16,941,952
                                                     ===========    ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       (UNAUDITED)                    (UNAUDITED)
                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                  -----------------------      ---------------------------
                                                                     2001          2000             2001            2000
                                                                  -----------------------      ---------------------------
Revenues:
     Net premiums earned ....................................     $ 751,524      $539,945      $ 1,934,662      $1,537,819
     Net investment income ..................................       142,818       134,624          412,969         399,591
     Net realized (losses) gains on investments .............       (64,635)        1,026          (35,536)         74,808
     Equity in net income of affiliates .....................         7,267        18,447           65,169          61,682
     Fee income and other ...................................         7,990           539           26,552           8,835
                                                                  ---------      --------      -----------      ----------
             Total revenues .................................       844,964       694,581        2,403,816       2,082,735
                                                                  ---------      --------      -----------      ----------
Expenses:
     Losses and loss expenses ...............................     1,403,045       338,000        2,120,200         969,374
     Acquisition costs ......................................       166,191       130,032          435,265         349,384
     Operating expenses .....................................       150,077        66,809          311,471         203,883
     Interest expense .......................................        18,926         7,822           42,238          23,719
     Amortization of intangible assets ......................        15,045        13,601           44,216          41,409
                                                                  ---------      --------      -----------      ----------
          Total expenses ....................................     1,753,284       556,264        2,953,390       1,587,769
                                                                  ---------      --------      -----------      ----------

(Loss) income before minority interest and income tax .......      (908,320)      138,317         (549,574)        494,966
     Minority interest in net (loss) income of subsidiary ...          (390)         (199)             127             528
     Income tax benefit .....................................       (67,898)         (945)         (57,204)        (11,266)
                                                                  ---------      --------      -----------      ----------
Net (loss) income ...........................................     $(840,032)     $139,461      $  (492,497)     $  505,704
                                                                  ---------      --------      -----------      ----------

Change in net unrealized depreciation of investments ........        60,166            74          (49,540)       (138,586)

Foreign currency translation adjustments ....................        36,674        (8,880)           3,192         (19,195)
                                                                  ---------      --------      -----------      ----------
Comprehensive (loss) income .................................     $(743,192)     $130,655      $  (538,845)     $  347,923
                                                                  =========      ========      ===========      ==========

Weighted average ordinary shares and ordinary share
   equivalents outstanding-basic ............................       125,431       124,008          125,358         124,563
                                                                  =========      ========      ===========      ==========
Weighted average ordinary shares and ordinary share
   equivalents outstanding - diluted ........................       125,431       126,286          125,358         125,679
                                                                  =========      ========      ===========      ==========
Earnings (loss) per ordinary share and ordinary share
   equivalent-basic .........................................     $   (6.70)     $   1.12      $     (3.93)     $     4.06
                                                                  =========      ========      ===========      ==========
Earnings (loss) per ordinary share and ordinary share
   equivalent - diluted .....................................     $   (6.70)     $   1.10      $     (3.93)     $     4.02
                                                                  =========      ========      ===========      ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Ordinary Shares:
     Balance-beginning of year ...................   $     1,250    $     1,278
     Issue of shares .............................             1             --
     Exercise of stock options ...................             9             14
     Repurchase of treasury shares ...............           (15)           (49)
                                                     -----------    -----------
          Balance-end of period ..................   $     1,245    $     1,243
                                                     -----------    -----------
Contributed Surplus:
     Balance-beginning of year ...................   $ 2,497,416    $ 2,520,136
     Issue of shares .............................        18,040          1,133
     Exercise of stock options ...................        35,560         34,653
     Repurchase of treasury shares ...............       (30,918)       (95,995)
                                                     -----------    -----------
          Balance-end of period ..................   $ 2,520,098    $ 2,459,927
                                                     -----------    -----------
Accumulated other comprehensive (loss) income:
     Balance-beginning of year ...................   $  (104,712)   $    19,311
     Net change in unrealized losses on
       investment portfolio, net of tax ..........       (49,969)      (132,296)
     Net change in unrealized gains (losses)
       on investment portfolio of affiliate ......           429         (6,290)
     Currency translation adjustments ............         3,192        (19,125)
                                                     -----------    -----------
          Balance-end of period ..................   $  (151,060)   $  (138,400)
                                                     -----------    -----------
Deferred Compensation:
     Balance-beginning of year ...................   $   (17,727)   $   (28,797)
     (Issue) forfeit of restricted shares ........       (16,652)         1,676
     Amortization ................................         7,465          6,013
                                                     -----------    -----------
          Balance-end of period ..................   $   (26,914)   $   (21,108)
                                                     -----------    -----------
Retained Earnings:
     Balance-beginning of year ...................   $ 3,197,441    $ 3,065,150
     Net (loss) income ...........................      (492,497)       505,704
     Cash dividends paid .........................      (175,313)      (169,313)
     Repurchase of treasury shares ...............       (86,200)      (136,636)
                                                     -----------    -----------
          Balance-end of period ..................   $ 2,443,431    $ 3,264,905
                                                     -----------    -----------
Total shareholders' equity .......................   $ 4,786,800    $ 5,566,567
                                                     ===========    ===========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Cash flows provided by (used in)
  operating activities:
     Net (loss) income ...........................   $  (492,497)   $   505,704
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Net realized losses (gains) on investments ..        35,536        (74,808)
     Amortization of discounts on fixed
       maturities ................................       (29,874)       (35,801)
     Equity in net income of affiliates ..........       (65,169)       (61,682)
     Amortization of intangible assets ...........        44,216         41,409
     Accretion of deposit liabilities and
       policy reserves ...........................        57,671         71,509
     Unpaid losses and loss expenses .............     3,420,300        (43,191)
     Unearned premiums ...........................       478,425        278,817
     Premiums receivable .........................       147,744        (86,515)
     Unpaid losses and loss expenses
       recoverable ...............................    (2,306,026)      (267,271)
     Prepaid reinsurance premiums ................      (320,639)      (180,872)
     Reinsurance balances receivable .............      (856,291)        14,833
     Deferred acquisition costs ..................       (69,753)       (47,917)
     Other .......................................       635,138        (69,554)
                                                     -----------    -----------
          Total adjustments ......................     1,171,278       (461,043)
                                                     -----------    -----------
     Net cash provided by operating activities ...       678,781         44,661
                                                     -----------    -----------
Cash flows provided by (used in)
  investing activities:
     Proceeds from sale of fixed maturities
       and short-term investments ................    20,671,325     17,942,935
     Proceeds from redemption of fixed
       maturities and short-term investments .....       796,703        430,274
     Proceeds from sale of equity securities .....       753,636      1,136,214
     Purchases of fixed maturities and
       short-term investments ....................   (21,476,665)   (18,207,937)
     Purchases of equity securities ..............      (620,846)      (837,356)
     Investments in affiliates ...................      (119,115)      (135,407)
     Acquisition of subsidiaries, net of
       cash acquired .............................      (266,497)        (3,094)
     Other investments ...........................       (76,581)       (26,683)
     Fixed assets and other ......................       (17,572)       (29,507)
                                                     -----------    -----------
     Net cash (used in) provided by
       investing activities ......................      (355,612)       269,439
                                                     -----------    -----------
Cash flows provided by (used in)
  financing activities:
     Proceeds from exercise of share options .....        35,569         34,667
     Repurchase of treasury shares ...............      (117,133)      (232,680)
     Dividends paid ..............................      (175,313)      (169,313)
     Proceeds from loans .........................     1,135,876         50,304
     Repayment of loans ..........................       (50,000)       (11,000)
     Deposit liabilities and policy
       benefit reserves ..........................        47,365        386,318
                                                     -----------    -----------
     Net cash provided by financing activities ...       876,364         58,296
                                                     -----------    -----------
Effects of exchange rate changes on foreign
  currency cash ..................................          (490)         1,357
                                                     -----------    -----------
Increase in cash and cash equivalents ............     1,199,043        373,753
Cash and cash equivalents-beginning of year ......       930,469        557,749
                                                     -----------    -----------
Cash and cash equivalents-end of period ..........   $ 2,129,512    $   931,502
                                                     ===========    ===========


     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 XL CAPITAL LTD
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements include the accounts of XL Capital Ltd and its subsidiaries (collectively referred to as the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include the loss events of September 11, 2001, described in Note 5. Actual results could differ from these estimates.

     Effective July 1, 2001, the Company's results include the acquired Winterthur International operations. See Note 6 for additional information.

2.   ACCOUNTING POLICIES

     For a full description of the Company's accounting policies, refer to the Company's Form 10-K for the fiscal year ended December 31, 2000.

     Effective January 1, 2001 the Company adopted Financial Accounting Statement ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities." Additional accounting policies relating to this statement are noted below.

a)   CREDIT DEFAULT SWAPS

     During the third quarter of 2001, the Company changed its presentation of credit default swaps in its Consolidated Statements of Income. Credit default swaps issued by the Company meet the definition of a derivative under FAS 133. Effective January 1, 2001, the Company has recorded these products at fair value. Credit default swaps are considered, in substance, financial guaranty contracts as the Company has the intent to hold them to maturity.

     Fair value is dependent upon a number of factors, including changes in interest rates, credit spreads and other market factors. The change in fair value in a period is split between premiums, net losses and loss expenses, and realized gains and losses. In previous quarters, the change in fair value was included in fee income and other. The change resulting from movements in interest rates is included in realized gains and losses as the credit default swaps are not traded to realize this value. Other elements of the change in fair value are based upon pricing established at the inception of the contract. There was no effect on net income from this change in presentation.

b)   WEATHER DERIVATIVES

     Weather derivatives are recorded at fair value with the change included in fee income and other.

3.   ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets," in July, 2001. The Company has adopted these standards for the acquisition of Winterthur International (see Note 6). FAS 141 addresses financial accounting and reporting for the acquisition of other

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.   ACCOUNTING PRONOUNCEMENTS (CONTINUED)

companies and is effective for transactions after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. This standard is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of assessing the effect of the adoption of FAS 142 on its results of operations, financial condition and liquidity.

4.   SEGMENT INFORMATION

     The Company is organized into three underwriting segments--insurance, reinsurance and financial products and services--in addition to a corporate segment that includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different to the Company's other insurance operations. The Company evaluates the performance of each segment based on underwriting profit or loss. Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows.

     Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate assets by segment.

     The following is an analysis of the underwriting profit or loss by segment, together with a reconciliation of underwriting results to net income:

QUARTER ENDED SEPTEMBER 30, 2001

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------     -----------  ------------   ----------
Net premiums earned ................  $ 401,118      $  94,155      $ 242,998      $13,253     $  751,524
Fee income and other ...............      8,593         (1,477)        (5,175)       6,049          7,990
Net losses and loss expenses .......    366,905        342,151        689,525        4,464      1,403,045
Acquisition costs ..................     54,833         37,835         72,545          978        166,191
Operating expenses .................     70,652          5,625         21,078       10,813        108,168
Exchange (gains) losses ............      6,400           (540)         1,337           --          7,197
                                      ---------      ---------      ---------      -------     ----------
Underwriting (loss) profit .........  $ (89,079)     $(292,393)     $(546,662)     $ 3,047     $ (925,087)
                                      ---------      ---------      ---------      -------
Net investment income .......................................................................     142,818
Net realized losses on investments ..........................................................      64,635
Equity in net income of affiliates ..........................................................       7,267
Interest expense ............................................................................      18,926
Amortization of intangible assets ...........................................................      15,045
Corporate operating expenses (1) ............................................................      34,712
Minority interest ...........................................................................        (390)
Income tax benefit ..........................................................................     (67,898)
                                                                                               ----------
Net loss ....................................................................................   $(840,032)
                                                                                               ==========

Loss and loss expense ratio ........      91.5%         363.4%         283.8%        33.7%         186.7%
Underwriting expense ratio .........      31.3%          46.2%          38.6%        89.0%          36.5%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio .....................     122.8%         409.6%         322.4%       122.7%         223.2%
                                      =========      =========      =========      =======     ==========

----------
(1)  Corporate  operating  expenses  include  $14.0  million  related  to  costs
     incurred  in  the  third  quarter   associated   with  the  integration  of
     the acquired Winterthur International operations.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

4.   SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED SEPTEMBER 30, 2000

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------      ---------      -------     ----------
Net premiums earned ................  $ 177,992      $  93,378      $ 263,033      $ 5,542     $  539,945
Fee income and other ...............        147             79         (1,461)       1,774            539
Net losses and loss expenses (1) ...    125,965         60,924        149,649        1,462        338,000
Acquisition costs ..................     31,402         29,109         68,412        1,109        130,032
Operating expenses .................     21,134          8,528         17,802        5,261         52,725
Exchange (gains) losses ............     (2,555)          (803)          (377)          --         (3,735)
                                      ---------      ---------      ---------      -------     ----------
Underwriting profit (loss) .........  $   2,193      $  (4,301)     $  26,086      $  (516)    $   23,462
                                      ---------      ---------      ---------      -------
Net investment income .......................................................................     134,624
Net realized gains on investments ...........................................................       1,026
Equity in net income of affiliates ..........................................................      18,447
Interest expense ............................................................................       7,822
Amortization of intangible assets ...........................................................      13,601
Corporate operating expenses ................................................................      17,819
Minority interest ...........................................................................        (199)
Income tax ..................................................................................        (945)
Net income ..................................................................................   $ 139,461
                                                                                               ==========

Loss and loss expense ratio (1) ....      70.8%          65.3%          56.9%        26.4%          62.6%
Underwriting expense ratio .........      29.5%          40.3%          32.8%       114.9%          33.8%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio .....................     100.3%         105.6%          89.7%       141.3%          96.4%
                                      =========      =========      =========      =======     ==========

----------
(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $11.2 million related to an intercompany stop loss arrangement. Consolidated results are not affected by this arrangement. The loss and loss expense ratio would have been 64.5% and 61.1% and the underwriting profit would have been $13.4 million and $14.9 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

4.   SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------      ---------      -------     ----------
Net premiums earned ................  $ 799,968      $ 304,701      $ 802,265      $27,728     $1,934,662
Fee income and other ...............     13,240         (3,086)        (5,024)      21,422         26,552
Net losses and loss expenses .......    584,272        486,513      1,041,322        8,093      2,120,200
Acquisition costs ..................    111,004        103,534        218,271        2,456        435,265
Operating expenses .................    125,248         17,381         60,853       29,033        232,515
Exchange losses ....................      5,214          2,047          6,374           --         13,635
                                      ---------      ---------      ---------      -------     ----------
Underwriting (loss) profit .........  $ (12,530)     $(307,860)     $(529,579)     $ 9,568     $ (840,401)
                                      ---------      ---------      ---------      -------     ----------
Net investment income ......................................................................      412,969
Net realized losses on investments .........................................................       35,536
Equity in net income of affiliates .........................................................       65,169
Interest expense ...........................................................................       42,238
Amortization of intangible assets ..........................................................       44,216
Corporate operating expenses (1) ...........................................................       65,321
Minority interest ..........................................................................          127
Income tax benefit .........................................................................      (57,204)
                                                                                               ----------
Net loss ...................................................................................   $ (492,497)
                                                                                               ==========

Loss and loss expense ratio ........      73.0%         159.7%         129.8%        29.2%         109.6%
Underwriting expense ratio .........      29.5%          39.7%          34.8%       113.6%          34.5%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio .....................     102.5%         199.4%         164.6%       142.8%         144.1%
                                      =========      =========      =========      =======     ==========

----------
(1)  Corporate  operating  expenses  include  $14.0  million  related  to  costs
     incurred  in  the  third  quarter   associated   with  the  integration  of
     the acquired Winterthur International operations.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

4.   SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------      ---------      -------     ----------
Net premiums earned ................  $ 475,572      $ 291,598      $ 752,183      $18,466     $1,537,819
Fee income and other ...............      5,353         (3,654)        (1,229)       8,365          8,835
Net losses and loss expenses (1) ...    303,557        204,614        456,498        4,705        969,374
Acquisition costs ..................     74,114         88,163        185,285        1,822        349,384
Operating expenses .................     59,296         16,471         70,454       16,909        163,130
Exchange (gains) losses ............     (2,085)        (3,197)         1,264           --         (4,018)
                                      ---------      ---------      ---------      -------     ----------
Underwriting profit (loss) .........  $  46,043      $ (18,107)     $  37,453      $ 3,395     $   68,784
                                      ---------      ---------      ---------      -------     ----------
Net investment income ......................................................................      399,591
Net realized gains on investments ..........................................................       74,808
Equity in net income of affiliates .........................................................       61,682
Interest expense ...........................................................................       23,719
Amortization of intangible assets ..........................................................       41,409
Corporate operating expenses ...............................................................       44,771
Minority interest ..........................................................................          528
Income tax .................................................................................      (11,266)
                                                                                               ----------
Net income .................................................................................   $  505,704
                                                                                               ==========

Loss and loss expense ratio (1) ....      63.8%          70.2%          60.7%        25.5%          63.1%
Underwriting expense ratio .........      28.1%          35.9%          34.0%       101.4%          33.3%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio .....................      91.9%         106.1%          94.7%       126.9%          96.4%
                                      =========      =========      =========      =======     ==========

----------
(1) Net losses incurred for the insurance segment include, and the reinsurance segment exclude, $22.3 million related to an intercompany stop loss arrangement. Consolidated results are not affected by this arrangement. The loss and loss expense ratio would have been 59.1% and 63.7% and the underwriting profit would have been $68.4 million and $15.1 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

4.   SEGMENT INFORMATION (CONTINUED)

     The following tables summarize the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED SEPTEMBER 30, 2001

                                              GROSS        NET          NET
                                             PREMIUMS    PREMIUMS     PREMIUMS
                                             WRITTEN      WRITTEN      EARNED
                                            ----------   ---------    ---------
Casualty insurance .......................  $  303,941   $ 161,648    $ 225,346
Casualty reinsurance .....................     121,069      82,088       89,954
Property catastrophe .....................      83,348     (66,896)      (6,561)
Other property ...........................     308,406      95,238      145,853
Marine, energy, aviation and satellite ...     143,748      89,242      101,364
Lloyd's syndicates .......................     101,982      70,274       94,155
Other ....................................     130,823     105,378      101,413
                                            ----------   ---------    ---------
Total ....................................  $1,193,317   $ 536,972    $ 751,524
                                            ==========   =========    =========


QUARTER ENDED SEPTEMBER 30, 2000

                                              GROSS        NET          NET
                                             PREMIUMS    PREMIUMS     PREMIUMS
                                             WRITTEN      WRITTEN      EARNED
                                            ----------   ---------    ---------
Casualty insurance .......................  $  190,337   $  97,772    $  87,945
Casualty reinsurance .....................      84,972      67,037      104,781
Property catastrophe .....................      30,997      15,422       35,328
Other property ...........................     157,211     113,825      105,797
Marine, energy, aviation and satellite ...      72,709      60,643       78,552
Lloyd's syndicates .......................     104,339      90,398       93,378
Other ....................................      95,992      55,005       34,164
                                            ----------   ---------    ---------
Total ....................................  $  736,557   $ 500,102    $ 539,945
                                            ==========   =========    =========

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

4.   SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001

                                              GROSS        NET          NET
                                             PREMIUMS    PREMIUMS     PREMIUMS
                                             WRITTEN      WRITTEN      EARNED
                                            ----------   ---------   ----------
Casualty insurance .......................  $  743,167   $ 443,618   $  423,856
Casualty reinsurance .....................     411,391     286,404      253,734
Property catastrophe .....................     236,398      75,672       71,296
Other property ...........................     661,487     350,206      364,971
Marine, energy, aviation and satellite ...     398,413     241,609      212,792
Lloyd's syndicates .......................     481,220     349,856      304,701
Other ....................................     417,933     351,013      303,312
                                            ----------   ---------   ----------
Total ....................................  $3,350,009   $2,098,378  $1,934,662
                                            ==========   =========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                               GROSS        NET          NET
                                              PREMIUMS    PREMIUMS     PREMIUMS
                                              WRITTEN      WRITTEN      EARNED
                                            ----------   ----------   ----------
Casualty insurance .......................  $  424,875   $  267,338   $  245,847
Casualty reinsurance .....................     342,765      246,153      297,007
Property catastrophe .....................     155,828      134,039      100,964
Other property ...........................     443,897      330,681      279,980
Marine, energy, aviation and satellite ...     307,160      216,118      164,168
Lloyd's syndicates .......................     399,945      260,379      291,598
Other ....................................     277,577      197,402      158,255
                                            ----------   ----------   ----------
Total ....................................  $2,352,047   $1,652,110   $1,537,819
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

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

5.   LOSS EVENTS OF SEPTEMBER 11, 2001

     Terrorist loss events at the World Trade Center and in Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, "the September 11 event") are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has exposure to these events with claims expected to arise mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages. The Company has performed a detailed analysis of contracts it believes are exposed to this event. The Company estimates losses incurred of $750 million, net of reinsurance recoveries, based on preliminary reports and estimates of loss and damage. While this is management's best estimate at this time, it could change as more information becomes available.

     The following is an analysis of the impact on the Company's results of operations from the September 11 event for the quarter ended September 30, 2001:

                                                                                   FINANCIAL
                                                                                    PRODUCTS
                                                       LLOYD'S                        AND
                                       INSURANCE      SYNDICATES    REINSURANCE     SERVICES        TOTAL
                                       ---------      ---------      ---------      ---------     ---------
Gross premium written ..............   $      --      $      --      $  85,000      $      --     $  85,000
Reinsurance ceded ..................       3,900         21,400        198,000             --       223,300


Net premiums earned ................      (3,900)       (21,400)       (85,000)            --      (110,300)

Net losses and loss expenses .......     101,100        211,900        437,000             --       750,000
                                       ---------      ---------      ---------      ---------     ---------
Underwriting loss ..................   $(105,000)     $(233,300)     $(522,000)            --     $(860,300)
                                       ---------      ---------      ---------      ---------     ---------

Equity in net loss of affiliates ............................................................       (27,000)
Income tax ..................................................................................       (72,300)
                                                                                                  ---------
Net loss ....................................................................................     $(815,000)
                                                                                                  =========

     Net premiums earned relate to net reinstatement and adjustment premiums which typically are received and paid when a catastrophic event occurs. A premium is paid to reinstate coverage for the remaining life of the contract. Net losses and loss expenses comprise gross claims of $1.85 billion with estimated reinsurance recoveries of $1.1 billion, both excluding Winterthur International, discussed below. Approximately 96% of the relevant reinsurers currently fall into Standard & Poor's financial strength rating categories or equivalent of A or better, with approximately 65% rated AA or better.

     Winterthur International incurred gross losses of $321.0 million related to the September 11 event, which the Company expects to recover from third-party reinsurers or under the net loss reserve seasoning mechanism in the Sale and Purchase Agreement (defined below), or a combination of the two. These losses relate to business written by Winterthur International prior to June 30, 2001.

6.   BUSINESS COMBINATIONS

     On July 25, 2001, the Company completed the acquisition of Winterthur International to extend its predominantly North American based large corporate insurance business globally, and was therefore prepared to pay a premium above net asset value. This was an all-cash transaction preliminarily valued at approximately $405.6 million at that date. The preliminary purchase price of the acquisition was based on audited financial statements as at December 31, 2000 for the business being acquired, and is subject to adjustment based on the audited June 30, 2001 financial statements of Winterthur International. These audited financial statements are not expected to be completed until 2002. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company. The Company is protected through a net loss

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

6.   BUSINESS COMBINATIONS (CONTINUED)

reserve seasoning mechanism as part of the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International ("the Sale and Purchase Agreement").

     The acquisition has been accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Winterthur International were recorded at their estimated fair value on June 30, 2001 based on the unaudited financial statements prepared by the seller and provided to the Company as at that time. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows. The purchase price was preliminarily allocated to the acquired assets and liabilities, based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives. The remaining purchase price excess over fair value was allocated to goodwill. Under the terms of the Sale and Purchase Agreement, the net reserves relating to the acquired Winterthur International operations will be adjusted in three years based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors. The Company is also protected on the June 30, 2001 expiring business to a maximum combined ratio of 105%. The Company's exposure to a deficiency in the net reserves and the run-off of expiring business of the acquired Winterthur International operations, including by reason of uncollectible reinsurance, is limited to $61.0 million. The Company's estimate of the fair value of loss reserves is approximately $5.0 million less than the carrying value at July 1, 2001. This difference will be charged to income over the next six years. The Company has considered the $61.0 million exposure in establishing its risk premium adjustment inherent in the fair value of loss reserves.

     The fair value of significant assets and liabilities acquired by the Company include $1.4 billion of cash and invested assets, $1.1 billion of reinsurance balances receivable, $1.0 billion of unpaid losses and loss expenses recoverable, $2.2 billion of unpaid losses and loss expenses, $505.0 million of unearned premiums and $556.0 million of reinsurance balances payable.

     Allocation of the purchase price is as follows:

     Fair value of assets acquired .............................  $4,230,022
     Fair value of liabilites acquired .........................   4,012,019
                                                                  ----------
     Fair value of tangible net assets acquired ................  $  218,003
     Fair value of intangible assets acquired ..................      15,000
     Goodwill related to the acquisition .......................      54,894
                                                                  ----------
                                                                  $  287,897
                                                                  ----------

     Preliminary purchase price ................................  $  265,397
     Other costs of acquisition ................................      22,500
                                                                  ----------
                                                                  $  287,897
                                                                  ----------

     Net cash paid, based on the preliminary purchase price, for the acquisition was $245.9 million. The decrease in purchase price from $405.6 million at December 31, 2000 reflects the decline in the net asset value of WinterthurInternational as presented in the unaudited financial statements as at June 30, 2001. The difference of $140.2 million, which is subject to final adjustment upon completion of the audit, will be recoverable from the seller when the audited financial statements at June 30, 2001 are available.

     The Company has made a preliminary estimate of the value of intangible assets acquired and estimates that $10.0 million relates to insurance licenses, which have an indefinite life and are not therefore subject to

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

6.   BUSINESS COMBINATIONS (CONTINUED)

amortization. The remaining $5.0 million relates to the value of business in force, which is estimated to have a finite life of three to five years and is being amortized over that period. These estimates will be subject to third party evaluations during the fourth quarter of 2001.

     The following unaudited pro forma financial information for the nine months ended September 30, 2001 include the unaudited financial information for Winterthur International for the nine months ended September 30, 2001 as if the acquisition of the Winterthur International operations occurred on January 1, 2001. The unaudited pro forma financial information for the year ended December 31, 2000 includes the audited financial information for Winterthur International for the year ended December 31, 2000 as if the acquisition occurred on January 1, 2000. Comparative information for Winterthur International for the nine months ended September 30, 2000 is not available on a GAAP basis, therefore pro forma information has been presented for the year ended December 31, 2000.

     Winterthur International results of operations for the first six months of 2001 and the year ended December 31, 2000 included in the pro forma financial information has not been adjusted for the contractual protection that the Company has received from the seller with effect from July 1, 2001.

     The pro forma financial information is based upon information currently available and certain assumptions that the Company's management believes are reasonable. The financial information of Winterthur International for both periods presented is taken from the financial statements of the seller and were prepared on a GAAP basis for the first time. The pro forma financial information does not purport to represent what the Company's results of operations or financial condition would have been had the transaction occurred on such dates or to project the Company's results of operations or financial condition for any future period or date. As a result of the above, the pro forma financial information should be reviewed with caution and undue reliance should not be placed on such information.

                                                     PRO FORMA        PRO FORMA
                                                 NINE MONTHS ENDED   YEAR ENDED
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2001             2000
                                                 -----------------  ------------
Total revenues .................................     $2,754,920      $3,344,274

Net (loss) income ..............................     $ (700,681)     $  486,522

(Loss) earnings per ordinary share - Basic .....     $    (5.59)     $     3.91
(Loss) earnings per ordinary share - Diluted ...     $    (5.59)     $     3.87


7.   NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

     In September 2001, the Company issued Liquid Yield Option(TM) Notes due 2021 with a yield to maturity of 2.875%. The gross proceeds to the Company were $250.0 million. Funds were received net of $5.6 million of related expenses that were capitalized and will be expensed up to the first call date, which is one year. Proceeds of the debt were used to repurchase $66.4 million of the Company's ordinary shares. The remainder of the proceeds of the debt will be used for additional share repurchases and general corporate purposes, which includes the settlement of claims from the September 11 event.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.   COMPUTATION OF EARNINGS PER ORDINARY SHARE AND ORDINARY SHARE EQUIVALENT

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30

                                                              --------------------------- ---------------------------
                                                                  2001          2000          2001          2000
                                                              ------------- ------------- ------------- -------------
BASIC EARNINGS PER SHARE:
Net (loss) income .......................................     $(840,032)     $139,461     $  (492,497)     $  505,704
Weighted average ordinary shares outstanding ............       125,431       124,008         125,358         124,563
Basic (loss) earnings per share .........................     $   (6.70)     $   1.12     $     (3.93)     $     4.06
                                                              =========      ========     ===========      ==========
DILUTED EARNINGS PER SHARE:
Net (loss) income .......................................     $(840,032)     $139,461     $  (492,497)     $  505,704
Weighted average ordinary shares outstanding--basic .....       125,431       124,008         125,358         124,563
Average stock options outstanding (1)(2).................            --         2,278              --           1,116
                                                              ---------      --------     -----------      ----------
Weighted average ordinary shares outstanding--diluted ...       125,431       126,286         125,358         125,679
                                                              ---------      --------     -----------      ----------

Diluted (loss) earnings per share .......................     $   (6.70)     $   1.10     $     (3.93)     $     4.02
                                                              =========      ========     ===========      ==========

DIVIDENDS PER SHARE .....................................     $    0.46      $   0.45     $      1.38      $     1.35
                                                              =========      ========     ===========      ==========

----------
(1)  Net of shares repurchased under the treasury stock method.

(2) Average stock options outstanding have been excluded where antidilutive to earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
         (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore you should not place undue reliance on them. See Item 3. "Cautionary Note Regarding Forward-Looking Statements" for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

     This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition," and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company's Form 10-K for the year ended December 31, 2000.

     Effective July 1, 2001, the Company's results include the results of Winterthur International and the September 11 event. Consequently, period to period comparisons may not be meaningful.

RESULTS OF OPERATIONS

     The  following  table  presents an after-tax  analysis of the Company's net
(loss) income and (loss) earnings per share for the three months ended September 30, 2001 and 2000:

                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Net operating (loss) income (excluding net
  realized gains and losses on investments and
  one-time charges) ...................................    $(761,840)   $138,333
One-time charges (1) ..................................      (14,000)         --
Net realized (losses) gains on investments ............      (64,192)      1,128
                                                           --------     --------
Net (loss) income .....................................    $(840,032)   $139,461
                                                           ========     ========

(Loss) earnings per share--basic ......................    $   (6.70)   $   1.12
(Loss) earnings per share--diluted ....................    $   (6.70)   $   1.10

----------
(1)  One-time charges related to the integration of Winterthur International.

     Net operating income decreased significantly in the third quarter of 2001 compared to the third quarter of 2000 primarily due to net losses arising from the September 11 event, which reduced net income after-tax by approximately $815.0 million (see Note 5 to the Consolidated Financial Statements). Losses were mainly incurred on the property, aviation, personal accident and business interruption lines. Both the insurance and reinsurance segments were affected by this event. The effect of the September 11 event is exhibited below on a segment basis.

     The following is an analysis of the underwriting profit or loss by segment for the quarter ended September 30, 2001, first including the effects of the September 11 event and then excluding the effect of the September 11 event:

QUARTER ENDED SEPTEMBER 30, 2001 INCLUDING THE EFFECTS OF THE SEPTEMBER 11 EVENT

                                                                                       FINANCIAL
                                                      LLOYD'S                         PRODUCTS AND
                                      INSURANCE      SYNDICATES      REINSURANCE        SERVICES           TOTAL
                                      ---------      ----------      -----------      ------------      -----------
Net premiums earned ...............   $ 401,118       $  94,155        $ 242,998         $13,253        $   751,524
Fee income and other ..............       8,593          (1,477)          (5,175)          6,049              7,990
Net losses and loss expenses ......     366,905         342,151          689,525           4,464          1,403,045
Acquisition costs .................      54,833          37,835           72,545             978            166,191
Operating expenses ................      70,652           5,625           21,078          10,813            108,168
Exchange (gains) losses ...........       6,400            (540)           1,337              --              7,197
                                      ---------       ---------        ---------         -------        -----------
Underwriting (loss) profit ........   $ (89,079)      $(292,393)       $(546,662)        $ 3,047        $  (925,087)
                                      ---------       ---------        ---------         -------        -----------

Loss and loss expense ratio .......        91.5%          363.4%           283.8%           33.7%             186.7%
Underwriting expense ratio ........        31.3%           46.2%            38.6%           89.0%              36.5%
                                      ---------       ---------        ---------         -------        -----------
Combined ratio ....................       122.8%          409.6%           322.4%          122.7%             223.2%
                                      ---------       ---------        ---------         -------        -----------

QUARTER ENDED SEPTEMBER 30, 2001 EXCLUDING THE EFFECTS OF THE SEPTEMBER 11 EVENT

                                                                                       FINANCIAL
                                                      LLOYD'S                         PRODUCTS AND
                                      INSURANCE      SYNDICATES      REINSURANCE        SERVICES           TOTAL
                                      ---------      ----------      -----------      ------------      -----------
Net premiums earned ................   $405,018        $115,555         $327,998         $13,253           $861,824
Fee income and other ...............      8,593          (1,477)          (5,175)          6,049              7,990
Net losses and loss expenses .......    265,805         130,251          252,525           4,464            653,045
Acquisition costs ..................     54,833          37,835           72,545             978            166,191
Operating expenses .................     70,652           5,625           21,078          10,813            108,168
Exchange (gains) losses ............      6,400            (540)           1,337              --              7,197
                                      ---------       ---------        ---------         -------        -----------
Underwriting (loss) profit .........   $ 15,921        $(59,093)        $(24,662)         $3,047           $(64,787)
                                      ---------       ---------        ---------         -------        -----------

Loss and loss expense ratio ........       65.6%          112.7%            77.0%           33.7%              75.8%
Underwriting expense ratio .........       31.0%           37.6%            28.5%           89.0%              31.8%
                                      ---------       ---------        ---------         -------        -----------
Combined ratio .....................       96.6%          150.3%           105.5%          122.7%             107.6%
                                      ---------       ---------        ---------         -------        -----------

     In addition to the effect of the September 11 event, net losses related to the Sri Lanka airport loss event, two satellite losses, the Toulouse petrochemical plant explosion and net deterioration of loss development of prior underwriting years reduced net income after-tax in the quarter ended September 30, 2001 by a further $103.7 million. The components of these loss events are discussed within each segment. There were no significant catastrophic loss events in the quarter ended September 30, 2000.

     Underwriting results are discussed in further detail in each of the following segments.

SEGMENTS

     The Company is organized into three underwriting segments - insurance, reinsurance and financial products and services--in addition to a corporate segment, which includes the investment operations of the Company. Lloyd's syndicates are part of the insurance segment but are described separately as the nature of the business written and the market in which the Lloyd's syndicates underwrite are significantly different from the Company's other insurance operations. Underwriting profit or loss is determined on a pre-tax basis. The results of each segment are discussed below.

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

INSURANCE OPERATIONS--EXCLUDING LLOYD'S SYNDICATES

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

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     -------
Net premiums earned ..................   $ 401,118       $ 177,992      125.4%
Fee income and other .................       8,593             147          NM
Net losses and loss expenses .........     366,905         125,965      191.3%
Acquisition costs ....................      54,833          31,402       74.6%
Operating expenses ...................      70,652          21,134      234.3%
Exchange losses (gains) ..............       6,400          (2,555)         NM
                                         ---------       ---------       -----
Underwriting (loss) profit ...........   $ (89,079)      $   2,193          NM
                                         =========       =========       =====

----------
* NM - Not Meaningful

     Effective July 1, 2001, the insurance segment includes the results of Winterthur International. Each of the above line items experienced growth primarily as a result of the inclusion of business written and earned by Winterthur International. Consequently, period to period comparisons may not be meaningful.

     Net premiums earned included $181.1 million from Winterthur International in the quarter ended September 30, 2001. Net premiums earned also increased in the quarter ended September 30, 2001 compared to the same quarter in 2000 due to growth in large corporate insurance business, professional lines, aviation and marine of approximately $74.0 million in gross premiums written. This growth reflects the continuation of both new business and price increases already seen in previous quarters due to improving market conditions. Net premiums earned reflect the earning of these premiums written previously. Due to September 11 event, reinstatement premiums of $3.9 million were ceded and expensed during the quarter ended September 30, 2001.

     Fee income and other for the quarter ended September 30, 2001 related primarily to Winterthur International, included for the first time.

     The following table presents the ratios for the insurance segment:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
      Loss and loss expense ratio ..........      91.5%          70.8%
      Underwriting expense ratio ...........      31.3%          29.5%
                                               -----------    -----------
      Combined ratio .......................     122.8%         100.3%
                                               ===========    ===========

     The loss ratio was significantly higher in the quarter ended September 30, 2001 compared to the same period of 2000 due to net losses of $101.1 million incurred related to the September 11 event, and approximately $15.0 million related to two satellite losses. There were no significant catastrophic loss events in the quarter ended September 30, 2000. The loss ratio in the quarter ended September 30, 2001 was increased by the inclusion of losses related to premiums earned by Winterthur International. Net losses incurred by Winterthur International for the quarter were $128.9 million. In addition, the Company experienced some favorable development in prior underwriting years in the quarter ended September 30, 2001.

     As described in Note 6 to the Consolidated Financial Statements, the accounting for the purchase of Winterthur International required the Company to fair value the acquired assets and liabilities on June 30, 2001. The fair value adjustment to the loss reserves resulted in an accretion of discount for the quarter ended September 30, 2001 of $0.7 million. The Company has contractual post-closing protection with respect to adverse development of reserves (including unearned premium reserves) resulting from Winterthur International business written prior to July 1, 2001. June 30, 2001 expiring business carries a maximum exposure to a combined ratio of 105%.

     Net losses and loss expenses in the third quarter of 2000 included $11.2 million related to an intercompany stop loss arrangement. The loss and loss expense ratio would have been 64.5% had this arrangement not been in place. There was no such arrangement in effect for 2001.

     The underwriting expense ratio increased slightly in the third quarter of 2001 compared to the third quarter of 2000 due to the transfer of certain operating expenses from the reinsurance segment to the insurance segment and a general expansion of operations. Winterthur International acquisition costs and operating expenses were $13.0 million and $38.6 million, respectively, representing an expense ratio of 28.3%. The expense ratio has been reduced by the effect of purchase accounting treatment on the acquisition costs of Winterthur International. Had an historical level of deferred acquisition costs been amortized, the expense ratio would have been 33.6% in the quarter ended September 30, 2001.

INSURANCE OPERATIONS--LLOYD'S SYNDICATES

     The Lloyd's syndicates write property, marine and energy, aviation and satellite, professional indemnity, personal accident, liability coverage and other specialty lines, primarily of insurance but also reinsurance.

     The following table summarizes the underwriting loss for the Lloyd's syndicates:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     -------
Net premiums earned ..................   $  94,155       $  93,378         0.8%
Fee income and other .................      (1,477)             79          NM
Net losses and loss expenses .........     342,151          60,924          NM
Acquisition costs ....................      37,835          29,109        30.0%
Operating expenses ...................       5,625           8,528       (34.0)%
Exchange gains .......................        (540)           (803)      (32.8)%
                                         ---------       ---------      -------
Underwriting loss ....................   $(292,393)      $  (4,301)         NM
                                         =========       =========      =======

     Net premiums earned for the third quarter of 2001 compared to the third quarter of 2000 were relatively unchanged. However, reinstatement premiums related to the September 11 event were expensed in the quarter ended September 30, 2001, reducing net premiums earned by $21.4 million. Excluding the effect of reinstatement premiums, the increase arose from higher premiums written throughout 2001 principally due to an increase in syndicate capacity.

     The Company's Lloyd's managing agencies earn fees and may, dependent upon underwriting results, earn profit commissions from the syndicates they manage in order to offset their operating expenses. No commissions were earned in the third quarter of 2001 due to loss deterioration in the Lloyd's market, resulting in expenses in excess of fee income.

     The following table presents the ratios for the Lloyd's syndicates:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........      363.4%          65.3%
     Underwriting expense ratio ............       46.2%          40.3%
                                               -----------    -----------
     Combined ratio ........................      409.6%         105.6%
                                               ===========    ===========

     The loss and loss expense ratio increased in the third quarter of 2001 compared to the quarter of 2000 primarily due to net losses incurred for the September 11 event of approximately $211.9 million and the Toulouse petrochemical plant explosion and the airport loss event in Sri Lanka totaling approximately $19.0 million. In addition, the Company experienced loss deterioration on business written in previous underwriting years of approximately $35.0 million. The underwriting expense ratio was higher in the third quarter of 2001 compared to the same quarter of 2000 due primarily to the negative effect of reinstatement premiums on net premiums earned.

REINSURANCE OPERATIONS

     Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally general liability, professional liability, automobile and workers' compensation, commercial and personal property risks, specialty risks including fidelity and surety and ocean marine, property catastrophe, property excess of loss, property pro-rata, marine and energy, aviation and satellite, and various other reinsurance to insurers on a worldwide basis. The Company manages its exposures to catastrophic events by, among other things, limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $ 242,998       $ 263,033      (7.6)%
Fee income and other .................      (5,175)         (1,461)        NM
Net losses and loss expenses .........     689,525         149,649         NM
Acquisition costs ....................      72,545          68,412       6.0%
Operating expenses ...................      21,078          17,802      18.4%
Exchange losses (gains) ..............       1,337            (377)        NM
                                         ---------       ---------     --------
Underwriting (loss) profit ...........   $(546,662)      $  26,086         NM
                                         =========       =========     ========

     Net premiums earned in the third quarter of 2001 were reduced by approximately $85.0 million related to net reinstatement premiums as a result of the September 11 event. As previously noted, reinstatement premiums typically are received and paid when a catastrophic event occurs that results in a loss under a particular insurance or reinsurance contract. An insured pays a premium to reinstate coverage for the remaining life of the contract. As a result of these reinstatement premiums, the Company still has in place a full range of coverage protections with the exception of aviation where coverage has been partially depleted. The effect of reinstatement premiums in the quarter ended September 30, 2001 was partially offset by additional premium earned related to an increase in premiums written in the property lines due to continued increases in premium rates throughout 2001.

     The following table presents the ratios for the reinsurance segment:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........      283.8%          56.9%
     Underwriting expense ratio ............       38.6%          32.8%
                                               -----------    -----------
     Combined ratio ........................      322.4%          89.7%
                                               ===========    ===========

     Net losses and loss expenses in the third quarter of 2001 include $437.0 million related to the September 11 event, mainly on the Company's property and aviation reinsurance business written. In addition, net losses include approximately $10.0 million related to the Sri Lanka airport loss event in the third quarter of 2001 and $58.0 million in reserve strengthening on prior years identified through the Company's actuarial review process. There were no comparable catastrophic loss events in the third quarter 2000. 2000 third quarter losses exclude $11.2 million related to an intercompany stop loss arrangement. There was no such arrangement in place for 2001. The loss and loss expense ratio would have been 61.1% in the third quarter of 2000 had this arrangement not been in place.

     The underwriting expense ratio is higher in the third quarter of 2001 compared to the third quarter of 2000 due primarily to the negative effect of reinstatement premiums on the net premiums earned.

FINANCIAL PRODUCTS AND SERVICES

     Financial products and services business written includes insurance and reinsurance solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit default swaps and other collateralized transactions. The Company's intent is to write and hold all credit default swaps to maturity. In 2001, the Company also began to write weather-related products. While each of these transactions is unique and is tailored for the specific needs of the insured, they are typically multi-year transactions. Due to the nature of these types of policies, premium volume as well as profit margin can vary significantly from period to period. Managing weather risk is a distinct business of the Company and is accomplished through the trading of these derivatives.

     Financial guaranties are conditional commitments that guarantee the performance of a customer to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At September 30, 2001, the Company's aggregate insurance in force was approximately $21.6 billion.

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $  13,253       $   5,542      139.1%
Fee income and other .................       6,049           1,774          NM
Net losses and loss expenses .........       4,464           1,462          NM
Acquisition costs ....................         978           1,109     (11.8)%
Operating expenses ...................      10,813           5,261      105.5%
                                         ---------       ---------     -------
Underwriting profit (loss) ...........   $   3,047       $    (516)         NM
                                         ---------       ---------     -------
Unrealized losses on
  credit default swaps ...............   $  13,012       $      --          NM
                                         =========       =========     =======

     The increase in net premiums earned primarily reflects the inclusion of a component of fair value changes related to credit default swaps. Prior to the quarter ended September 30, 2001, all adjustments to the fair value of credit default swaps were included in fee income and other. There was no effect on net income from this change in presentation.

     Fee income for the quarter ended September 30, 2001 included trading gains related to and the change in fair value of weather derivatives, reflecting the continued growth in this business.

     The following table presents the combined ratios for this segment:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........       33.7%           26.4%
     Underwriting expense ratio ............       89.0%          114.9%
                                               -----------    -----------
     Combined ratio ........................      122.7%          141.3%
                                               ===========    ===========

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The increase in the loss ratio represents the effect of the reclassification of the loss component of the change in fair value on the credit default swaps. The underwriting expense ratio decreased due to the increase in net premiums earned as a result of the change in presentation noted above.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized (losses) gains on investments for the quarters ended September 30, 2001 and 2000:

                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                 ---------------------
                                                   2001        2000     % CHANGE
                                                 ---------   ---------  --------
Net investment income .........................  $ 142,818   $ 134,624     6.1%
Net realized (losses) gains on investments ....  $ (64,635)  $   1,026       NM

     Net investment income increased in the third quarter of 2001 as compared to the third quarter of 2000 due primarily to interest on the investment of net funds of $1.1 billion related to new debt issued by the Company during the second and third quarters of 2001 and investment income on the assets received from the acquired Winterthur International operations. This interest was partially offset by a reduction in investment yields for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. A significant amount of the debt proceeds were held in cash and cash equivalents, which has a lower yield than fixed income investments, initially to fund share buybacks and the acquisition of Winterthur International, and subsequent to the September 11 event, to meet claim payments as they come due. It is anticipated that investment income will decrease in the future as invested assets are drawn upon to meet claim obligations with respect to the September 11 event.

     Assets related to deposit liabilities are included in investments available for sale. Interest earned on these assets is reduced by the investment expense related to the accretion of deposit liabilities.

     Net realized losses on investments in the third quarter of 2001 included a loss of approximately $53.3 million related to a write-down of certain of the Company's fixed income, equity and other investments in circumstances where the Company believed that there was an other than temporary decline in the value of those investments.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the quarters ended September 30, 2001 and 2000:

                                                 (UNAUDITED)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Equity in net income of affiliates ...   $   7,267       $  18,447      (60.6)%
Amortization of intangible assets ....      15,045          13,601       10.6%
Corporate operating expenses .........      34,712          17,819       94.8%
Interest expense .....................      18,926           7,822      142.0%
Minority interest ....................        (390)           (199)      96.0%
Income tax benefit ...................     (67,898)           (945)         NM

     The decrease in equity in net income of affiliates for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is primarily attributable to a loss of $27.0 million arising from the Company's share of the loss in Le Mans Re related to the September 11 event. This was offset by an increase in returns on the Company's investments in closed-end investment funds and the management companies that administer these investment funds.

     The increase in corporate operating expenses in the quarter ended September 30, 2001 included a one-time charge of $14.0 million for integration costs related to the acquisition of Winterthur International. Excluding the effects of the one-time charge, corporate operating expenses for the three months ended September 30, 2001 have increased compared to the three months ended September 30, 2000 due to the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

     The increase in interest expense reflects an increase in indebtedness from new debt issued by the Company during the second and third quarters of 2001. The Company's financing structure is outlined in "Financial Condition and Liquidity."

     The change in the income tax benefit of the Company primarily reflects the effects of losses incurred related to the September 11 event in the quarter ended September 30, 2001.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Effective July 1, 2001, the Company's results include the results of Winterthur International and the September 11 event. Consequently, period to period comparisons may not be meaningful.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income and earnings per share for the nine months ended September 30, 2001 and 2000:

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                          ----------------------
                                                            2001         2000
                                                          ---------     --------
Net operating (loss) income (excluding net
  realized gains and losses on investments
  and one-time charges) ...............................   $(445,044)    $424,625
One-time charges (1) ..................................     (14,000)          --
Net realized (losses) gains on investments ............     (33,453)      81,079
                                                          ---------     --------
Net (loss) income .....................................   $(492,497)    $505,704
                                                          =========     ========

(Loss) earnings per share--basic ......................      $(3.93)       $4.06
(Loss) earnings per share--diluted ....................      $(3.93)       $4.02

----------
(1)  One-time charges relate to the integration of Winterthur International.

     Net operating income decreased significantly in the first nine months of 2001 compared to the first nine months of 2000 primarily due to net losses arising from the September 11 event, which reduced net income after-tax by approximately $815.0 million (see "Results of Operations for the Three Months Ended September 30, 2001"). These losses were primarily incurred on property, aviation, personal accident and business interruption lines. Both the insurance and reinsurance segments were affected by this event. In addition, net losses incurred in the first nine months of 2001 included the Sri Lanka airport loss event, satellite losses, the Toulouse petrochemical plant explosion, the Petrobras oil rig and Tropical Storm Allison. The components of these net losses are discussed within the segment management discussion and analysis for the third quarter. There were no comparable loss events in the nine months ended September 30, 2000.

     Underwriting results are discussed in further detail in each of the following segments.

     The following is an analysis of the underwriting profit or loss by segment for the nine months ended September 30, 2001, first including the effects of the September 11 event and then excluding the effect of the September 11 event:

NINE MONTHS ENDED SEPTEMBER 30, 2001 INCLUDING THE EFFECTS
OF THE SEPTEMBER 11 EVENT

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------     -----------  ------------   ----------
Net premiums earned ..............    $ 799,968      $ 304,701      $ 802,265      $27,728     $1,934,662
Fee income and other .............       13,240         (3,086)        (5,024)      21,422         26,552
Net losses and loss expenses .....      584,272        486,513      1,041,322        8,093      2,120,200
Acquisition costs ................      111,004        103,534        218,271        2,456        435,265
Operating expenses ...............      125,248         17,381         60,853       29,033        232,515
Exchange losses ..................        5,214          2,047          6,374           --         13,635
                                      ---------      ---------      ---------      -------     ----------
Underwriting (loss) profit .......    $ (12,530)     $(307,860)     $(529,579)     $ 9,568     $ (840,401)
                                      ---------      ---------      ---------      -------     ----------

Loss and loss expense ratio ......         73.0%         159.7%         129.8%        29.2%         109.6%
Underwriting expense ratio .......         29.5%          39.7%          34.8%       113.6%          34.5%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio ...................        102.5%         199.4%         164.6%       142.8%         144.1%
                                      =========      =========      =========      =======     ==========


NINE MONTHS ENDED SEPTEMBER 30, 2001 EXCLUDING THE EFFECTS
OF THE SEPTEMBER 11 EVENT

                                                                                 FINANCIAL
                                                       LLOYD'S                  PRODUCTS AND
                                      INSURANCE      SYNDICATES    REINSURANCE     SERVICES      TOTAL
                                      ---------      ---------     -----------  ------------   ----------
Net premiums earned ..............    $ 803,868      $ 326,101      $ 887,265      $27,728     $2,044,962
Fee income and other .............       13,240         (3,086)        (5,024)      21,422         26,552
Net losses and loss expenses .....      483,172        274,613        604,322        8,093      1,370,200
Acquisition costs ................      111,004        103,534        218,271        2,456        435,265
Operating expenses ...............      125,248         17,381         60,853       29,033        232,515
Exchange losses ..................        5,214          2,047          6,374           --         13,635
                                      ---------      ---------      ---------      -------     ----------
Underwriting profit (loss) .......    $  92,470      $ (74,560)     $  (7,579)     $ 9,568     $   19,899
                                      ---------      ---------      ---------      -------     ----------

Loss and loss expense ratio ......         60.1%          84.2%          68.1%        29.2%          67.0%
Underwriting expense ratio .......         29.4%          37.1%          31.5%       113.6%          32.7%
                                      ---------      ---------      ---------      -------     ----------
Combined ratio ...................         89.5%         121.3%          99.6%       142.8%          99.7%
                                      =========      =========      =========      =======     ==========

INSURANCE OPERATIONS--EXCLUDING LLOYD'S SYNDICATES

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $ 799,968       $ 475,572       68.2%
Fee income and other .................      13,240           5,353      147.3%
Net losses and loss expenses .........     584,272         303,557       92.5%
Acquisition costs ....................     111,004          74,114       50.0%
Operating expenses ...................     125,248          59,296      111.2%
Exchange losses (gains) ..............       5,214          (2,085)         NM
                                         ---------       ---------      -------
Underwriting (loss) profit ...........   $ (12,530)      $  46,043          NM
                                         =========       =========      =======

     Effective July 1, 2001, the insurance segment includes the results of Winterthur International. Each of the above line items experienced growth as a result of the inclusion of business written and earned by Winterthur International. Consequently, period to period comparisons may not be meaningful.

     Net premiums earned increased in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to new business written and price increases in environmental, professional liability and directors and officers liability line. Excluding Winterthur International this amounted to approximately $384.0 million of additional gross premiums written and $143.0 million of additional net premiums earned. In addition, the three months ended September 30, 2001 included $181.0 million of net premiums earned by Winterthur International.

     Fee income and other in the nine months ended September 30, 2001 includes approximately $5.1 million related to Winterthur International.

     The following table presents the ratios for the insurance segment:

                                                      (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........       73.0%          63.8%
     Underwriting expense ratio ............       29.5%          28.1%
                                               -----------    -----------
     Combined ratio ........................      102.5%          91.9%
                                               ===========    ===========

     The loss ratio was significantly higher in the nine months ended September 30, 2001 compared to the same period of 2000 due primarily to net losses of $101.1 million incurred related to the September 11 event and approximately $15.0 million related to two satellite losses, both of which occurred during the quarter ended September 30, 2001. There were no significant catastrophic loss events in the nine months ended September 30, 2000. In addition, the loss ratio was increased by the inclusion of losses related to premium earned by Winterthur International in the three months ended September 30, 2001. Further discussion of Winterthur International's ratios is provided in the insurance segment's third quarter management discussion and analysis. In addition, the Company experienced some favorable development in prior underwriting years in the nine month period ended September 30, 2001.

     The loss and loss expense ratio for the nine months ended September 30, 2000 was affected by an intercompany stop loss arrangement with a subsidiary in the reinsurance segment. In the nine months ended September 30, 2000, $22.3 million of losses were included in the insurance segment and excluded from the reinsurance segment. The loss and loss expense ratio in 2000 would have been 59.1% had this arrangement not been in place.

     The increase in the underwriting expense ratio is due to the transfer of certain operating expenses from the reinsurance segment to the insurance segment and a general expansion of operations. The expense ratio has been reduced by the effect of purchase accounting treatment on the acquisition costs of Winterthur International. See further discussion in the third quarter management discussion and analysis.

INSURANCE OPERATIONS--LLOYD'S SYNDICATES

     The following table summarizes the underwriting loss for the Lloyd's syndicates:

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $ 304,701       $ 291,598        4.5%
Fee income and other .................      (3,086)         (3,654)      15.5%
Net losses and loss expenses .........     486,513         204,614      137.8%
Acquisition costs ....................     103,534          88,163       17.4%
Operating expenses ...................      17,381          16,471        5.5%
Exchange losses (gains) ..............       2,047          (3,197)         NM
                                         ---------       ---------      -------
Underwriting loss ....................   $(307,860)      $ (18,107)         NM
                                         =========       =========      =======

     Net premiums earned for the first nine months of 2001 increased from the first nine months of 2000 based upon the increase of premiums written in the first nine months primarily as a result of additional owned capacity, currently at 63% compared to 53% in the prior year. The increase in net earned premiums was offset by the reinstatement premiums of $21.4 million as a result of losses realized from the September 11 event.

     The Company's Lloyd's managing agencies earn fees and may, dependent upon underwriting results, earn profit commissions from syndicates they manage in order to offset their operating expenses. Although nominal commissions were received in the first nine months of 2001, due to loss deterioration in the Lloyd's market, managing agency expenses exceeded fee income and commissions for the nine months ended September 30, 2001 and 2000.

     The exchange loss in the first nine months of 2001 is due to the decrease in the U.K. sterling exchange rate against the U.S. dollar applied to net monetary assets denominated in U.K. sterling. Conversely, in the first nine months of 2000, the exchange rate moved in the opposite direction.

     The following table presents the ratios for this segment:

                                                      (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........      159.7%          70.2%
     Underwriting expense ratio ............       39.7%          35.9%
                                               -----------    -----------
     Combined ratio ........................      199.4%         106.1%
                                               ===========    ===========

     The loss and loss expense ratio increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to losses incurred by the September 11 event, the Toulouse petrochemical plant explosion and the Petrobras oil platform loss. The Company has also experienced some adverse loss development on business written in previous underwriting years. The increase in operating expenses also reflected the increase in the syndicates' capacity provided by the Company and therefore, a greater proportion of expenses is allocated to the Company. In addition, the underwriting expense ratio is higher in the first nine months of 2001 compared to the first nine months of 2000 due primarily to the negative effect of reinstatement premiums on net premiums earned.

REINSURANCE OPERATIONS

     The following table summarizes the underwriting results for this segment:

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $ 802,265       $ 752,183        6.7%
Fee income and other .................      (5,024)         (1,229)         NM
Net losses and loss expenses .........   1,041,322         456,498      128.1%
Acquisition costs ....................     218,271         185,285       17.8%
Operating expenses ...................      60,853          70,454     (13.6)%
Exchange losses ......................       6,374           1,264          NM
                                         ---------       ---------      -------
Underwriting (loss) profit ...........   $(529,579)      $  37,453          NM
                                         =========       =========      =======

     Underwriting results for the nine months ended September 30, 2001 have been significantly affected by the effects of the September 11 event. Net premiums earned in the first nine months of 2001 were reduced by approximately $85.0 million of net reinstatement premiums resulting from the September 11 event. The effect of the reinstatement premiums was partially offset by additional premiums earned in the first nine months of 2001, mainly due to an increase in premiums written in the property lines and to increases in premium rates.

     Exchange losses in the third quarter of 2001 related to exchange rate movements of the U.S. dollar applied to net monetary assets denominated in foreign currencies.

     The following table presents the ratios for the reinsurance segment:

                                                      (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........      129.8%          60.7%
     Underwriting expense ratio ............       34.8%          34.0%
                                               -----------    -----------
     Combined ratio ........................      164.6%          94.7%
                                               ===========    ===========

     Net losses and loss expenses in the first nine months of 2001 included $437.0 million related to the September 11 event, primarily on the property and aviation reinsurance lines of business. The ratio also increased due to the effects of the reinstatement premiums noted above. In addition, net losses and loss expenses included losses incurred related to the Sri Lanka airport loss event, Tropical Storm Allison, the Petrobras loss and the Seattle earthquake. Net losses and loss expenses in the first nine months of 2000 only included the Sydney hailstorms and Oklahoma tornadoes. The loss and loss expense ratio for the nine months ended September 30, 2000 excluded $22.3 million related to an intercompany stop loss arrangement with a subsidiary in the insurance segment. There was no such arrangement in place for 2001. The loss and loss expense ratio would have been 63.7% had this arrangement not been in place.

     The underwriting expense ratio increased in the nine months ended September 30, 2001 compared to the same period in 2000 due to the effect of reinstatement premiums on net premiums earned. However, this was partially offset by a reduction in operating expenses related to certain accrued compensation expenses of approximately $7.0 million.

FINANCIAL PRODUCTS AND SERVICES

     The following table summarizes the underwriting profit for this segment:

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Net premiums earned ..................   $  27,728       $  18,466       50.2%
Fee income and other .................      21,422           8,365          NM
Net losses and loss expenses .........       8,093           4,705          NM
Acquisition costs ....................       2,456           1,822       34.8%
Operating expenses ...................      29,033          16,909       71.7%
                                         ---------       ---------      -------
Underwriting profit ..................   $   9,568       $   3,395      181.8%
                                         ---------       ---------      -------
Unrealized losses on credit default
  swaps ..............................   $  13,012       $      --          NM
                                         =========       =========      =======

     Net premiums earned increased in the first nine months of 2001 compared to the first nine months of 2000 principally due to the inclusion of a component of fair value changes related to credit default swap premiums and financial guaranty business written in 2001. See "Results of Operations for the Three Months Ended September 30, 2001".

     Fee income and other for the nine months ended September 30, 2001 included trading gains and fair value adjustments related to the weather derivatives.

     The following table presents the ratios for this segment:

                                                      (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
     Loss and loss expense ratio ...........       29.2%          25.5%
     Underwriting expense ratio ............      113.6%          101.4%
                                               -----------    -----------
     Combined ratio ........................      142.8%          126.9%
                                               ===========    ===========

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The increase in the loss and loss expense ratio represents the effect of the reclassification of the loss component of the change in fair value on the credit default swaps. The growth in the expense ratio reflects development of new business including the weather risk management business.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized (losses) gains for the nine-month periods ended September 30, 2001 and 2000:

                                                       (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  --------------------
                                                    2001       2000     % CHANGE
                                                  ---------  ---------  --------
Net investment income .........................   $ 412,969  $ 399,591    3.35%
Net realized (losses) gains on investment .....   $ (35,536) $  74,808       NM

     Net investment income increased in the first nine months of 2001 compared to the first nine months of 2000 due primarily to a higher investment base in 2001. The investment base in 2001 included the receipt of net funds of $1.1 billion related to new debt issued by the Company during the second and third quarters of 2001. The investment base for the first nine months of 2000 declined as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments. The increase in the investment base in 2001 was partially offset by investment yields that declined in the first nine months of 2001 compared to the first nine months of 2000. It is anticipated that investment income will decrease in the future as invested assets are drawn upon to meet claim obligations with respect to the September 11 event.

     Assets related to deposit liabilities are included in investments available for sale. Interest earned on these assets is reduced by the investment expense related to the accretion of deposit liabilities.

     Net realized losses on investments arose in 2001 due to declining markets in the first nine months of the year, and included a loss of $57.0 million related to a write-down of certain of the Company's investments in circumstances where the Company believed there was an other than temporary decline in the value of those investments. Net realized gains on investments in the first nine months of 2000 were realized primarily from the sale of equity securities as the stock market reached record levels during that period.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the nine months ended September 30, 2001 and 2000:

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                         -------------------------
                                           2001            2000        % CHANGE
                                         ---------       ---------     --------
Equity in net income of affiliates ...   $  65,169       $  61,682        5.7%
Amortization of intangible assets ....      44,216          41,409        6.8%
Corporate operating expenses .........      65,321          44,771       45.9%
Interest expense .....................      42,238          23,719       78.1%
Minority interest ....................         127             528          NM
Income tax benefit ...................     (57,204)        (11,266)         NM

     Equity in net income of affiliates included a loss of $27.0 million attributable to the Company's share of the loss in Le Mans Re related to the September 11 event in the first nine months of 2001. This was offset by higher returns from the Company's investments in closed-end investment funds and the management companies that administer these funds during the first nine months of 2001 compared to the first nine months of 2000.

     Corporate operating expenses for the nine months ended September 30, 2001 included a one-time charge of $14.0 million related to Winterthur International acquisition integration costs. Excluding this one-time charge, corporate operating expenses for the first nine months of 2001 increased compared to the first nine months of 2000 due to the increase in corporate infrastructure necessary to support the expanding worldwide operations of the Company.

     The increase in interest expense reflects the effect of $1.1 billion of new debt raised by the Company in the second and third quarters of 2001. The Company's financing structure is outlined in "--Financial Condition and Liquidity."

     The change in the Company's income taxes principally reflects the effects of losses arising from the September 11 event.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's balance sheet has changed significantly since December 31, 2000. The assets and liabilities have increased for the effects of the September 11 event, as well as the purchase of Winterthur International. The September 11 event has resulted in an increase in loss reserves and reinsurance recoverables of $1.85 billion and $1.1 billion, respectively, excluding Winterthur International. The Company's exposure to the September 11 event from Winterthur International is protected through a loss reserve seasoning mechanism after the application of a deductible. As this deductible was included in the fair value adjustment of loss reserves at June 30, 2001, both loss reserves and reinsurance recoverables increased by $321.0 million. The purchase of Winterthur
International increased assets, including goodwill, by $4.3 billion and liabilities by $4.0 billion at July 1, 2001.

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries, and future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of Bermuda, the United States, Ireland, Switzerland and the United Kingdom, including those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future. The Company's shareholders' equity at September 30, 2001 was $4.8 billion of which $2.4 billion was retained earnings.

     At September 30, 2001, total investments available for sale and cash net of unsettled investment trades were $11.4 billion compared to $9.1 billion at December 31, 2000. This includes investments related to the Company's asset accumulation business. The growth reflects investment assets of $1.4 billion related to the acquisition of Winterthur International net of the preliminary purchase price of $405.6 million. The balance was provided through positive operational cash flows together with most of the proceeds from debt issued by the Company during the second and third quarter of 2001 discussed below.

     The Company's fixed income investments including short-term investments and cash equivalents at September 30, 2001 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 90% of fixed income securities are investment grade, with 61% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was Aa3.

     The net payable for investments purchased decreased from $1.4 billion at December 31, 2000 to $1.2 billion as at September 30, 2001. This decrease results from timing differences as investments are accounted for on a trade date basis.

     Operational cash flows during the first nine months of 2001 improved from the same period of 2000 primarily due to a lower level of losses paid in 2001 and growth in premiums written. Cash flow has not yet been negatively affected by the September 11 event as all losses are currently in reserves. The Company has reviewed the anticipated cash flow from this event and believes it has sufficient liquidity to meet its obligations. Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. For the nine months ended September 30, 2001 and 2000, the net amount of losses due to claims activity paid by the Company was $1.1 billion and $1.3 billion, respectively.

     During the nine months ended September 30, 2001, currency translation adjustments were $3.2 million. This is shown as part of accumulated other comprehensive income and primarily relates to unrealized losses on foreign currency exchange rate movements in the nine months on the Company's investment in Le Mans Re and certain subsidiaries where the functional currency is not the U.S. dollar.

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

     The establishment of reserves also includes reinsurance recoveries. Due to the size of the gross losses stemming from the September 11 event and the related reinsurance recoveries and the magnitude of the September 11 event on the reinsurance industry, the Company, in addition to its normal review process, further analyzed the recoverability of these assets. Approximately 96% of the relevant reinsurers currently fall into Standard & Poor's financial strength rating categories or equivalent of A or better, with approximately 65% rated AA or better.

     Insurance and reinsurance balances receivable and payable have increased significantly since December 31, 2000. This was a direct result of the Winterthur International acquisition which required the establishment of estimates to comply with GAAP presentation.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $52.21 per share. The Company has $135.4 million remaining in its share repurchase authorization.

     As at September 30, 2001, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $3.9 billion of which $1.6 billion in debt was outstanding. In addition, $1.6 million of letters of credit were outstanding, 5% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

     The financing structure as at September 30, 2001 was as follows:

                                                                     IN USE /
FACILITY                                                COMMITMENT   OUTSTANDING
--------                                                ----------   -----------

DEBT:
   364 day Revolver .................................   $  500,000   $       --
   2 facilities of 5 year Revolvers - total .........      350,000      350,000
   7.15% Notes due 2005 .............................      100,000      100,000
   6.58% Guaranteed Senior Notes due 2011 ...........      255,000      255,000
   Zero Coupon Convertible Debentures due 2021 ......      605,693      605,700
   Liquid Yield Option(TM) Notes ("LYONs") due 2021 .      250,477      250,500
                                                        ----------   ----------
                                                        $2,061,170   $1,561,200
                                                        ==========   ==========
LETTERS OF CREDIT:
   5 facilities - total .............................   $1,817,000   $1,565,000
                                                        ==========   ==========

     A syndicate of banks provides the $500.0 million 364-day revolving credit facility and borrowings are unsecured. This facility was renewed along with the $1.0 billion letter of credit facility effective September 29, 2001.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. Under these facilities, the amount of $350.0 million outstanding at September 30, 2001 related primarily to the remaining outstanding balance from the $300.0 million borrowed to finance the cash option election available to shareholders in connection with the Mid Ocean acquisition in August 1998, and to the $109.7 million borrowed to finance certain acquisitions in 1999.

     The weighted average interest rate on funds borrowed during the nine months ended September 30, 2001 was approximately 5.5%.

     In 1995, NAC Re Corp, with which the Company merged in 1999, issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

     In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors. Proceeds of the debt were used for general corporate purposes.

     In May 2001, the Company issued Zero Coupon Convertible Debentures due 2021 with a yield to maturity of 2.625%. The gross proceeds to the Company were $600.0 million and related expenses were $13.5 million. Proceeds of the debt were used for general corporate purposes.

     In September 2001, the Company issued Liquid Yield Option(TM) Notes due 2021 with a yield to maturity of 2.875%. The gross proceeds to the Company were $250.0 million and related expenses were $5.6 million. Proceeds of the debt were used to repurchase $66.4 million of the Company's ordinary shares. The remainder of the proceeds of the debt will be used for additional share repurchases, and general corporate purposes which includes the settlement of claims related to the September 11 event.

     Total pre-tax interest expense on the borrowings described above was $42.2 million and $23.7 million for the nine months ended September 30, 2001 and 2000, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout both nine-month periods.

CURRENT OUTLOOK

     Prior to the September 11 event, the Company was experiencing some price increases recognizing the competitive pressures on premium rates in the past. The September 11 event has accelerated this process as capacity has been constrained by an unprecedented loss event. Some of the capacity is expected to be replaced by new capital entrants to the market but this is not expected to replace all the capacity lost. The Company believes it has a strong global franchise, underwriting expertise and financial resources to take advantage of opportunities arising.

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

FOREIGN CURRENCY RISK MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and equity investments. These contracts are not designated as hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At September 30, 2001, forward foreign exchange contracts with notional principal amounts totaling $127.2 million were outstanding. The fair value of these contracts as at September 30, 2001 was $124.9 million with unrealized losses of $2.3 million. Gains of $4.0 million were realized during the nine months ended September 30, 2001. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at September 30, 2001 would have resulted in approximately $10.6 million of unrealized losses and $0.5 million in unrealized gains, respectively.

     In addition, the Company also enters into foreign exchange contracts to buy and sell foreign currencies in the course of trading its foreign currency investments. These contracts are not designated as hedges, and generally have maturities of two weeks or less. As such, any realized or unrealized gains or losses are recorded in income in the period in which they occur. At September 30, 2001, the value of such contracts was insignificant.

     The Company also uses foreign exchange forward contracts to reduce its exposure to premiums receivable denominated in foreign currencies. The forward contract is closely matched with the receivable maturity date. Both the foreign currency receivable and the offsetting forward contract are marked to market on each balance sheet date, with any gains and losses recognized in the income statement. As at September 30, 2001, the Company had forward contracts outstanding for the sale of $10.5 million of foreign currencies at fixed rates, primarily U.K. Sterling and Euros. Activity was insignificant in the nine months ended September 30, 2001.

     The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire the foreign currency at an agreed rate in the future. At September 30, 2001, the Company had forward contracts outstanding for the purchase of $3.0 million of Euros and U.K. Sterling at fixed rates. Activity was insignificant in the nine months ended Septmber 30, 2001.

FINANCIAL MARKET EXPOSURE

     The Company also uses derivative investments to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. The Company measures potential losses in fair values using various statistical techniques, including Value at Risk ("VaR"). VaR is a comprehensive statistical measure that uses historical rates, market movements, credit spreads and default rates to estimate the volatility and correlation of these factors to calculate the maximum loss that could occur over a defined period of time given a certain probability. The Company calculates VaR based on a 95% confidence interval with a one month horizon.

     At September 30, 2001, bond and stock index futures outstanding were $824.3 million with underlying investments having a market value of $3.4 billion. A 10% appreciation or depreciation of these derivative instruments would have resulted in unrealized gains and unrealized losses of $82.4 million, respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of the total investment portfolio and of all derivatives at September 30, 2001 was approximately $251.0 and $13.0 million, respectively.

     The Company also trades in weather derivatives. These products are recorded at fair value, and fair value adjustments are recognized in earnings in each period as a part of fee income and other. These types of transactions may expose the Company to financial market risk through changes in interest rates, credit spreads and other market factors. For the nine months ended September 30, 2001, fee income and other included $10.2 million related to weather derivatives.

ACCOUNTING PRONOUNCEMENTS

     See Note 3 to the Consolidated Financial Statements.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Shareholders, any proxy statement, any other Form 10-Q, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "estimate", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the size of the Company's claims from the September 11 event and other loss events may change due to the preliminary nature of reports and estimates of loss and damage; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments and our access to such markets; (ix) availability of borrowings and letters of credit under the Company's credit facilities; (x) changes in regulation or tax laws applicable to the Company, its subsidiaries, brokers or customers; (xi) acceptance of the Company's products and services, including new products and services; (xii) changes in the availability, cost or quality of reinsurance; (xiii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xiv) loss of key personnel; (xv) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xvi) changes in rating agency policies or practices; (xvii) changes in accounting policies or practices; (xviii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; and (xix) the effects of business disruption or economic contraction due to terrorism or other hostilities. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

4.49 Indenture dated September 4, 2001 between XL Capital Ltd and State Street Bank & Trust Company relating to the Liquid-Yield Option Notes due 2021.

4.50 Form of Liquid-Yield Option Note (included in exhibit 4.49 above and incorporated by reference herein).

4.51 Registration Rights Agreement dated September 4, 2001 between XL Capital Ltd and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.44 Amendment No. 1 dated as of September 26, 2001 to the Amended and Restated Credit Agreement dated as of August 31, 2001 between XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and Mid Ocean Limited, as borrowers and guarantors, the banks party thereto and The Chase Manhattan Bank, as administrative agent.

10.45 Amendment No. 1 dated as of September 26, 2001 to the 364-day Credit Agreement dated as of June 28, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors and the lenders party thereto and The Chase Manhattan Bank, as administrative agent.

10.46 Seventh Amendment dated as of September 26, 2001 to the Revolving Credit Agreement dated as of June 6, 1997, as amended, by and among XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and EXEL Acquisition Ltd., as guarantors, and except in the case of EXEL Acquisition Ltd., as borrowers and Mellon Bank, N.A., as agent and the banks party thereto.

10.47 Sixth Amendment dated as of August 27, 2001 to the Revolving Credit Agreement dated as of June 6, 1997, as amended, by and among XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and EXEL Acquisition Ltd., as guarantors, and except in the case of EXEL Acquisition Ltd., as borrowers and Mellon Bank, N.A., as agent and the banks party thereto.

10.48 Amendment No. 1 dated as of September 26, 2001 to the Letter of Credit and Reimbursement Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, each an account party and guarantor, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.

10.49 Amendment No. 1 dated as of September 26, 2001 to the Letter of Credit and Reimbursement Agreement dated November 3, 2000 between XL Capital Ltd as account party and guarantor and, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as guarantors and the lenders party thereto and Citibank International plc, as agent and trustee for the lenders and Salomon Brothers International Limited, as arranger.

(b)  REPORTS ON FORM 8-K

Current Report on Form 8-K filed on July 27, 2001, under Item 5 thereof.

Current Report on Form 8-K filed on August 9, 2001, under Items 2 and 7 thereof.

Current Report on Form 8-K filed on September 5, 2001, under Item 5 thereof.

Current Report on Form 8-K filed on September 11, 2001, under Item 5 thereof.

Current Report on Form 8-K filed on September 17, 2001, under Item 5 thereof.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            XL CAPITAL LTD
                         -------------------------------------------------------
                                                                 (Registrant)

October 29, 2001                                         /s/ BRIAN M. O'HARA
                         -------------------------------------------------------
                                                              Brian M. O'Hara
                                        President and Chief Executive Officer

October 29, 2001                                        /s/ JERRY DE ST. PAER
                         -------------------------------------------------------
                                                            Jerry de St. Paer
                         Executive Vice President and Chief Financial Officer