Form 10-K
period 2001-12-31
XL CAPITAL LTD
filed 2002-03-26
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     XL HOUSE, ONE BERMUDIANA ROAD,                                 HM 11
            HAMILTON, BERMUDA                                    (Zip Code)
(Address of principal executive offices)

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

Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 18, 2002 was approximately $12.5 billion computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 18, 2002, there were outstanding 135,496,713 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2002 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                 XL CAPITAL LTD
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Business ...........................................................  1

Item 2.  Properties ......................................................... 17

Item 3.  Legal Proceedings .................................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders ................ 17

                                     PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters ........................................ 19

Item 6.  Selected Financial Data ............................................ 20

Item 7.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition ................................................ 21

Item 7A. Quantitative and Qualitative Discussion of Market Risk ............. 41

Item 8.  Financial Statements and Supplementary Data ........................ 45

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................... 93

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................. 94

Item 11. Executive Compensation ............................................. 94

Item 12. Security Ownership of Certain Beneficial Owners and Management ..... 94

Item 13. Certain Relationships and Related Transactions ..................... 94

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ... 94


     THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A NON-EXCLUSIVE LIST OF THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS IS SET FORTH HEREIN UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS."

                                     PART I


ITEM 1. BUSINESS

HISTORY

     XL Capital Ltd (the "Company") is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial, and professional service firms, insurance companies and other enterprises on a worldwide basis. The Company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. The Company was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and was renamed EXEL Limited on that date.

     EXEL Limited and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

     On June 18, 1999, XL Capital Ltd merged with NAC Re Corp ("NAC"), a Delaware corporation organized in 1985, in a stock merger. This merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles ("GAAP"). Accordingly, all prior period information contained in this document includes the results of NAC as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

     On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations ("Winterthur International") to extend its predominantly North American based large corporate insurance business globally. This was an all-cash transaction preliminarily valued at approximately $405.6 million. The preliminary purchase price of the acquisition was based on audited financial statements as at December 31, 2000 for the business being acquired, and is subject to adjustment based on the audited June 30, 2001 financial statements of Winterthur International, which are not expected to be completed until later in 2002. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company.

     In October 2000, the Company realigned management responsibilities within its three main operating segments: insurance, reinsurance and financial products and services. In connection with this realignment, the Company decided to exit from certain unprofitable lines of business. The Company renamed certain of its business units into a common XL brand identity. XL Mid Ocean Re was renamed XL Re Ltd, and NAC Reinsurance Corporation was renamed XL Reinsurance America Inc. In 2001, XL Brockbank Ltd was renamed XL London Market Ltd.

     In 1999, the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a French reinsurance company, Le Mans Re, in which the Company acquired a 49% shareholding. Le Mans Re underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business. The Company acquired a 67% majority stake in Le Mans Re effective January 1, 2002.

     For further information, see the Notes to the Consolidated Financial Statements in Item 8.

INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     GENERAL

     The Company provides property and casualty insurance on a global basis. The Company generally writes specialty coverages for commercial customers.

     Specific lines of business written include third party general liability insurance, environmental liability insurance, directors and officers liability insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance, surety, marine insurance, property insurance and other insurance covers including program business and political risk insurance. Premiums written vary by jurisdiction principally due to local market conditions and legal requirements.

     The Company's insurance business is largely excess in nature and is subject to large deductibles, self-insurance or primary insurance obtained from sources other than the Company. The excess nature of many of the Company's insurance products, coupled with historically large policy limits, creates a book of business that may be described as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on results of operations, financial condition and liquidity when they occur. The Company attempts to mitigate this risk through a program of strict underwriting guidelines and various reinsurance arrangements, discussed below.

     Aggregate exposures to potential catastrophic losses are monitored at an entity level and also at the corporate level. In addition to internal controls designed to mitigate the Company's exposure to a specific client, class of business or geographic exposure, the Company maintains various reinsurance programs to protect the Company against foreseeable catastrophic risks.

     The majority of the Company's insurance loss reserves are long-tailed in nature and the time between receipt of premium for a coverage and settlement of claims may span many years. This is especially true of most liability insurance. Property lines are considered short-tailed in nature as claims tend to be known and paid more promptly. In order to establish adequate reserves for such long-tailed lines, actuarial techniques are used to estimate the Company's ultimate liabilities in excess of reserves established for known losses. These reserves are reviewed regularly by internal and external actuaries.

     Because the Company's insurance products are primarily specialty coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both an excess and a primary basis, typically on occurrence-reported or claims-made policy forms. Policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions which commence at or subsequent to an inception date, or retroactive date, if applicable (but not prior to January 1, 1986), and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. The Company does not specifically exclude terrorism coverage on liability coverage, but rather utilizes guidelines to underwrite these risks on a case-by-case basis.

     Environmental liability is written for both single and multiple years on an excess claims-made basis. Directors and officers coverage is written on both a primary and excess claims-made basis. Professional liability errors and omissions risks are generally written on an excess basis.

     Employment practices liability risks are written on a claims-reported basis. The policy covers claims brought by an employee against an insured for certain employment practices. Coverage is generally provided on an excess basis or is subject to a significant retention.

     Insurance for satellite risks is written on a proportional basis to provide coverage for first party physical damage or loss. Coverage includes all phases of operation. Aviation insurance is offered for large aviation risks on a proportional basis, providing for both aviation liability and physical damage. General aviation insurance is also written on a primary basis.

     Marine and energy risks are written in various classes, often on a proportional basis. Classes written include cargo, marine hull, excess marine liabilities, onshore and offshore energy, oil and petrochemical, specialty chemicals and mining exposures, and builders risk.

     Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sub-limits for coverage in critical earthquake zones. Losses related to acts of terrorism for property coverages are now generally excluded as market conditions permit. Property insurance is written on both a pro-rata and excess basis. Policies written on a pro-rata basis generally have losses attaching at lower levels, resulting in loss experiences that demonstrate higher frequency and lower severity.

     Surety products written include bid, performance and payment bonds to the construction industry including general contractors, highway and bridge contractors, mechanical and electrical contractors, other trades and manufacturers. The Company also offers customs bonds, license and permit bonds, court bonds, public official bonds and other miscellaneous bonds to a broad spectrum of clients.

     Political risk insurance written by the Company generally covers risks arising from expropriation, currency inconvertibility and war or political violence. Such insurance is typically provided to financial institutions, equity investors, export credit agencies and multilateral agencies in connection with direct and other types of investments in emerging market countries in Latin America, Asia and Eastern Europe. The Company manages its exposures by type of risk, country and region.

     Product recall insurance is provided on both a primary and an excess basis. This coverage is designed to protect companies against loss of profits and costs of product or brand rehabilitation following a malicious product tampering or accidental contamination.

     Following the acquisition of Winterthur International, accident and health insurance is also written by the Company in Europe. Coverage includes group personal accident insurance, workers compensation and medical expense insurance for expatriates and third country nationals. The Company also offers traditional multinational pooling arrangements for accident and health contracts and pension services to financial institutions and pension funds in Germany as well as services for credit life insurance in Europe.

     The Company offers multi-year combined line policies for traditional liability coverages including general, directors and officers liability, employment practices liability, professional liability and property coverage, in addition to a blended finite coverage for risks which traditionally have been difficult to place through traditional risk transfer mechanisms.

     PREMIUMS

     See  "Management's  Discussion  and Analysis of Results of  Operations  and
Financial  Condition"  and  Item  8,  Note  3  to  the  Consolidated   Financial
Statements.

     REINSURANCE CEDED

     In certain cases, the risks assumed by the Company are partially reinsured with unrelated reinsurers. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured.

     The Company uses reinsurance to support the underwriting and retention guidelines of each entity as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure of groups of companies. Under the Company's reinsurance security policy, reinsurers are generally required to be rated A or better by Standard & Poor's ("S&P") or, in the case of Lloyd's syndicates, S&P "Four Bells" and/or B+ from Moody's Investor Service ("Moody's"). The Company's Chief Credit Officer will consider reinsurers that are not rated or do not fall within the above rating categories on a case-by-case basis. See Item 8, Note 10 to the Consolidated Financial Statements for further information.

     The Company purchases a quota share treaty to protect both the general liability occurrence-notified and occurrence business written. During 2001, the Company also purchased excess of loss reinsurance and an excess cessions reinsurance treaty to protect the directors and officers, professional liability and employment practices liability business written. A variety of other programs are designed to reduce Company's net exposure to environmental, aviation, satellite and marine and energy single loss events. Facultative reinsurance is utilized to reduce the Company's net retention to satellite risks. In addition, a variable surplus treaty, excess of loss reinsurance and catastrophe reinsurance, is used to protect the property business written with various layers and excess of varying attachment points.

     COMPETITION

     The worldwide property and casualty insurance and reinsurance industry is highly competitive. The markets for the Company's insurance and reinsurance products are characterized by strong and, at times, intense price competition, driven largely by the substantial amount of excess capacity. Although most of the property and casualty markets in which the Company operates have seen substantial improvements in pricing and policy terms and conditions in late 2001, the Company believes that competitive forces will continue to be present in the industry, in part due to the significant amount of new or additional capital that entered the industry in late 2001. Some of the Company's competitors possess significantly greater financial and other resources than the Company. The Company generally competes on the basis of financial strength, coverage terms, claims paying rating and reputation, price and customer service.

     See Industry Overview included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion of current market conditions.

     UNDERWRITING

     The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company's underwriting guidelines. Most of the Company's insurance operations have underwriting guidelines that are industry-specific. The Company seeks to control its exposure on an individual insurance contract through terms and conditions, policy limits and sub-limits, attachment points, and facultative reinsurance arrangements on certain types of risks.

     The Company's rating methodology seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured's operations including the industry group in which the insured operates, exposures to loss, and other specific risk factors relevant in the judgment of the Company's underwriters to the type of business being written. Underwriters generally evaluate each industry category and sub-groups within each category. Premiums are then set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured's perceived risk relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured's risk relative to the group.

     The Company's rating methodology for large property risks is based on a global rating tool that establishes premium rates in accordance with claims potential as measured by past experience and future expectations. Other factors typically include the attachment point and amount of underlying insurance, the nature and scope of insured operations including the industry group in which the insured operates, natural hazard exposures, risk management quality, as well as other specific risk factors deemed relevant in the judgment of the underwriters.

     Underwriting and loss experience is reviewed regularly for loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

     MARKETING AND DISTRIBUTION

     Clients are referred to the Company through a large number of brokers and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums.

In general, the Company is not committed to accept business from any particular broker, and brokers do not have the authority to bind the Company, except in the case where underwriting authority may be delegated to selected administrators. These administrators are subject to a financial and operational review prior to any delegation of authority and ongoing reviews are carried out as deemed necessary. See Item 8, Note 15(c) to the Consolidated Financial Statements for information on major brokers.

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

INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     GENERAL

     The Company's ongoing Lloyd's operations are conducted by XL London Market Ltd. XL London Market, formerly XL Brockbank which comprised both Brockbank and Denham Syndicate Management Limited, is organized under the laws of the U.K. and is a leading Lloyd's managing agency that provides underwriting and similar services to four Lloyd's syndicates. Syndicates 1209 and 990 are dedicated corporate syndicates whose capital is provided solely by the Company. Prior to January 1, 2002, Syndicate 1209 wrote in parallel with two other syndicates managed by XL London Market, Syndicates 588 and 861 whose capital was provided by third parties.

     In November 2001, the Company announced that XL London Market would be realigned effective January 1, 2002 and that the Company would be providing 100% of the capacity for Syndicates 1209 and 990. Syndicates 588 and 861, backed entirely by third-party capital providers for the 2001 underwriting year of account, no longer write business as of January 1, 2002. Effective 2002, Syndicate 1209 is focusing on its core specialty marine and energy lines, war and political risks, aviation, professional indemnity, property programs, specie and bloodstock and no longer participates in the excess of loss treaty, accident and health, and property accounts. Syndicate 990 will continue to write a general non-marine account with an emphasis on long-tail business throughout 2002.

     Insurance for marine hull and machinery provides protection against physical damage, collision liability and loss of earnings principally for blue water ship operators and owners. Energy risks provide physical damage and liability cover for offshore risks including oil and gas exploration, extraction and transportation. A broad international cargo account is written, specializing in technology sector and in large plant and project equipment. Marine liability risks include pollution insurance, financiers' exposures and certificates of financial responsibility reinsurance, as well as the more traditional liability cover, such as charters' liabilities.

     Political violence risks cover assets against physical damage arising from terrorism, war on land, strikes, riots and civil commotion. Political risk business written protects owners or financiers of overseas assets against arbitrary acts of foreign government. Financial and credit risks written cover exporters or importers of goods and services against the inability to enjoy their contractual right to a wide range of commercial perils. War cover is also written for ships and aircraft.

     Aviation risks provide cover for airline hull, spares and liability risks, as well as a number of associated lines.

     Specie risks provide cover for fine art, cash in transit, financial institutions and jewlery. Bloodstock risks include cover for risks of mortality to horses and livestock, in addition to illness or accident.

     PREMIUMS

     See  "Management's  Discussion  and Analysis of Results of  Operations  and
Financial  Condition"  and  Item  8,  Note  3  to  the  Consolidated   Financial
Statements.

     REINSURANCE CEDED

     The Company's Lloyd's operations purchase reinsurance to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios. Prior to January 1, 2002, each reinsurer was required to be approved by a reinsurance security committee. The syndicates purchased separate whole account non-proportional reinsurance programs on an excess and proportional basis. The classes of business included in the main program were hull, cargo, specie, war, political risks, energy, property and marine liability. Stand-alone programs were purchased for aviation, bloodstock, casualty, personal accident, space and excess of loss treaty. Under the Company's reinsurance security policy, reinsurers are generally required to be rated A or better by S&P or, in the case of Lloyd's syndicates, S&P "Four Bells" and/or B+ from Moody's. The Company's Chief Credit Officer will consider reinsurers that are not rated or do not fall within the above rating categories on a case-by-case basis. See further information in Item 8, Note 10 to the Consolidated Financial Statements.

     Since January 1, 2002, the Company's Lloyd's operations have followed the same reinsurance practices as the Company's other insurance operations. The syndicates purchase a range of reinsurance, including proportional, non-proportional and facultative cover.

     COMPETITION

     XL London Market competes with other Lloyd's operations as well as international and domestic insurers. Markets for business written by the Company's Lloyd's operations are characterized by strong competition driven largely by substantial amounts of excess capacity. Premium rates began to increase during 2000, and following the terrorist loss events at the World Trade Center in New York City, in Washington, D.C., and in Pennsylvania on September 11, 2001 (collectively "the September 11 event"), pricing and terms and conditions have improved significantly. However, the Company believes that competitive forces will continue to be present in these markets.

     UNDERWRITING

     The Lloyd's syndicates underwrite a broad range of risks, and the factors taken into consideration in the underwriting process vary between classes of business. The underwriters may use actuaries to assist in the review and rating of risks. The daily acceptance of risk is performed by the active underwriter, the class underwriters and individuals with specific delegated authority. Underwriting authority limits are agreed between the active underwriter, the class underwriter and the managing agency's board of directors. Underwriters may delegate underwriting authority on a contractual basis to individuals who are approved and monitored. Syndicates also participate on market facilities where underwriting authority is delegated to the lead insurer.

     MARKETING AND DISTRIBUTION

     The  Company's  Lloyd's  syndicates  deal largely  with Lloyd's  accredited brokers, who in turn source business from a large international network of wholesale and retail brokers. The syndicates also deal directly with insureds and non-Lloyd's accredited brokers through a service company wholly owned by the Company. In certain circumstances, the Company's Lloyd's syndicates may delegate underwriting authority on a contractual basis either to selected brokers, or to lead insurers under market facilities. See Item 8, Note 15(c) to the Consolidated Financial Statements for further information on major brokers.

     CLAIMS ADMINISTRATION

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

REINSURANCE OPERATIONS

     GENERAL

     The Company provides property, casualty and life reinsurance products on a global basis with business being written on both a proportional and excess of loss basis.

     The Company's casualty reinsurance includes general liability, professional liability, automobile and workers' compensation, and commercial and personal property risks and specialty risks, including fidelity and surety and ocean marine. Business written on an excess of loss basis generally indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount. Business written on a proportional basis provides for the Company to receive an agreed percentage of the premium and to be liable for the same percentage of the incurred losses of the primary insurer as specified in the treaty of each risk of the reinsured class.

     The Company's property business is primarily short-tail in nature and includes property catastrophe, property excess of loss, property proportional, marine and energy, aviation and satellite and various other reinsurance to insurers and reinsurers on a worldwide basis. A significant portion of business underwritten consists of large aggregate exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company's results of operations and financial condition.

     The Company seeks to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide, requiring that its property catastrophe contracts provide for aggregate limits and including varying attachment points. The Company protects its aggregate exposures by peril and zone through the purchase of reinsurance programs.

     The Company's property catastrophe reinsurance account is generally "all risk" in nature. As a result, the Company is exposed to losses from sources as diverse as windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company's policies generally exclude certain risks such as war, nuclear contamination or radiation and, following the September 11 event, terrorism cover is also excluded in certain classes. The Company's predominant exposure under such coverage is to property damage.

     Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event exceed the attachment point specified in the policy. Some of the Company's property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable one reinstatement to be purchased by the reinsured.

     The Company also writes property risk excess of loss reinsurance. Risk excess of loss reinsurance covers a loss of the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks as is the case with catastrophe reinsurance.

     The Company's property proportional account includes reinsurance of direct property insurance. The Company considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, the Company assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the Company, and the ceding insurer may also be entitled to receive a profit commission based upon the ratio of losses, loss adjustment expenses and the Company's expenses to premium for a given exposure that is intended to be commensurate with achieving adequate compensation for the amount of capital it anticipates placing at risk.

     PREMIUMS

     See  "Management's  Discussion  and Analysis of Results of  Operations  and
Financial  Condition"  and  Item  8,  Note  3  to  the  Consolidated   Financial
Statements.

     REINSURANCE CEDED

     A corporate multi-year program is purchased for global property exposures. This protection gives total limits in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. The Company's casualty reinsurance program covers multiple claims arising from two or more risks from a single occurrence or event. In addition, the Company had coverage from 1997 through 2002 in the event that the accident year loss and loss expense ratio exceeded a pre-determined amount, with coverage up to specified limits. See Item 8, Note 10 to the Consolidated Financial Statements for further information.

     COMPETITION

     See   "Competition"   under  Insurance   Operations  -  Excluding   Lloyd's
Syndicates.

     UNDERWRITING

     Underwriting opportunities are evaluated using a number of factors including the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedent's underwriting and claims experience, the cedent's financial condition and claims paying rating, the exposure and or experience with the cedent, and the line of business to be underwritten.

     In addition, the Company assesses a variety of other circumstances including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; detailed assessment of catastrophe and risk exposures; and historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical loss experience to industry averages.

     On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedent's underwriting operation.

     For the property catastrophe reinsurance business, the Company has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes it has defined zones such that a single occurrence, for example an earthquake or hurricane, generally should not affect more than one zone. The definition of the Company's zones is subject to periodic review and change. The Company also generally seeks an attachment point for its property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the proportional business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

     MARKETING AND DISTRIBUTION

     See "Marketing and Distribution" under Insurance Operations - Excluding Lloyd's Syndicates and Item 8, Note 15(c) to the Consolidated Financial Statements.

     CLAIMS ADMINISTRATION

     Claims management for the reinsurance operations includes the receipt of loss notifications, the establishment of loss reserves and approval of loss payments. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies.

FINANCIAL PRODUCTS AND SERVICES OPERATIONS

     GENERAL

     The Company provides insurance and reinsurance solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit default swaps and other collateralized transactions. While each of these transactions is unique and tailored to the specific needs of the insured, they are typically multi-year transactions. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or up front. In 2001, the Company also began to write weather risk management products and to trade in weather related derivatives.

     Financial guaranty insurance and reinsurance, through two AAA-rated S&P companies, generally guarantees payments of interest and principal on an issuer's obligations when due. Credit default swaps provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

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

     The Company also offers weather risk management products to end users while hedging the risks within the capital markets. As of December 31, 2001, a majority of these contracts were due to expire on or before December 31, 2002.

     During 2001, the Company implemented a strategic plan with early activities centered on establishing a life company platform. In 2002, the Company expects to begin underwriting business owned life insurance and funding agreements as well as issuing municipal guaranteed investment contracts. In support of these products, the Company is in the process of developing and implementing credit and control procedures.

     PREMIUMS

     See  "Management's  Discussion  and Analysis of Results of  Operations  and
Financial  Condition"  and  Item  8,  Note  3  to  the  Consolidated   Financial
Statements.

     REINSURANCE CEDED

     Similar to the Company as a whole, effective use of outwards reinsurance for the financial products and services operations is critical for capital management purposes. For single risk and portfolio management purposes, the Company has retroceded risks on a facultative basis. These facultative cessions to third-party reinsurers provide the Company greater flexibility to manage large single risks and reduce concentrations in specific bond sectors or geographic regions. See Item 8, Note 10 to the Consolidated Financial Statements for further information.

     COMPETITION

     The principal competitors in the municipal and asset-backed insured markets include other AAA/Aaa-rated monoline financial guarantors and AAA/Aaa-rated multiline insurance companies and banks. There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing a subordinated tranche of debt that effectively substitutes for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such borrowing alternatives effectively constitute a form of competition for financial guarantor insurance companies.

     With respect to the Company's weather risk management business, the Company competes directly in the U.S. and on a worldwide basis, encountering competition from companies within the energy, insurance and, to an increasing extent, the financial sectors. Among the principal competitive factors affecting the Company's business are its financial strength ratings, its products and services and relative pricing, its capability in originating and marketing innovative products and services and its reputation.

     UNDERWRITING

     The Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval.

     The Company's underwriting policy is to credit enhance obligations and exposures that would otherwise be lower investment grades, although on a very limited exception basis, the Company will consider underwriting high non-investment grade risks.

     The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, its market, credit, operational and legal risks. The Company's senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Due to the changing nature of the global marketplace, the Company's risk management policies, procedures and methodologies are evolving and are subject to ongoing review and modification. See Item 7A. "Quantitative and Qualitative Disclosure of Market Risk" for further discussion.

     MARKETING AND DISTRIBUTION

     With respect to Company's financial guaranty business, marketing is targeted, depending on the type and stage of completion of the transaction. These parties include investment bankers, issuers of and investors in credit-enhanced transactions and concessionaires in certain transactions. Other financial guaranty insurers or reinsurers or other counterparties may also be a source of new business.

     With respect to the Company's weather risk management business, clients are predominantly referred to the Company through a number of brokers who receive a fee that is a function of the size of the transaction and, to a lesser extent, as a result of direct marketing. Utility companies have been the Company's main clients.

     See Item 8, Note 15(c) to the Consolidated Financial Statements for further information on major brokers.

     CLAIMS ADMINISTRATION

     Claims management for the financial guaranty and credit default swap business includes the identification of potential claims through systematic surveillance of the insured portfolio, the establishment of reserves for losses that are both probable and estimable, the accounting for loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification to reinsurers. Surveillance also involves proactive efforts to prevent or mitigate potential claims once they are identified. If a claim is paid, recoveries will be sought based on the security pledged under the policy. External attorneys and consultants are often enlisted to assist in loss mitigation and recovery.

     Claims administration for weather insurance contracts is generally handled as in the insurance segment. See "Claims Administration" under Insurance Operations - Excluding Lloyd's Syndicates for further information.

UNPAID LOSSES AND LOSS EXPENSES

     Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results of operations and financial condition and liquidity.

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

     The method of establishing case reserves for reported claims differs between the Company's operations. For the insurance operations, excluding Lloyd's syndicates as discussed below, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. A similar process is followed in the reinsurance and Lloyd's operations when the Company is a lead underwriter. Other reinsurance and Lloyd's business case reserves are established based upon reports received from insureds and reinsureds, supplemented by the Company's own assessment process. Periodically, adjustments to the case reserves may be made as additional information regarding the claims is reported or payments are made.

     Most of the Company's incurred but not reported ("IBNR") loss reserves are derived from casualty business. Casualty business generally has a longer tail than the Company's other lines of business. IBNR is calculated using several standard actuarial methodologies including paid and incurred loss development, Bornhuetter-Ferguson and frequency and severity approaches. The Company believes the methods presently adopted provide a reasonably objective result as it is based upon the Company's loss data rather than more theoretical models often used in the low frequency, high layer business the Company writes. Even such actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written.

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

     Claims relating to property catastrophe and property risk excess treaties are generally reported within approximately eighteen to twenty four months from the date of occurrence. Conversely, claims on the casualty business are reported on average five to eight years from the date of occurrence. Claims arising from business written by the Lloyd's syndicates are generally reported within thirty six months of the date of the occurrence.

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

     The tables below present the development of loss and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs are applied to their respective underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables show the estimated liability, net of reinsurance recoveries, as at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on expe-
rience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change to date with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Note Regarding Forward-Looking Statements."

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                          NET OF REINSURANCE RECOVERIES
                           (U.S. dollars in millions)

                                              1991    1992    1993    1994    1995    1996    1997    1998    1999    2000    2001
------------------------------------------------------------------------------------------------------------------------------------
ESTIMATED LIABILITY FOR UNPAID LOSSES AND
   LOSS EXPENSES, NET OF REINSURANCE
   RECOVERABLES ...........................  $1,486  $1,795  $2,057  $2,482  $2,899  $3,166  $3,609  $4,303  $4,537  $4,332  $6,792
LIABILITY RE-ESTIMATED AS OF:
   One year later .........................   1,468   1,800   2,089   2,455   2,885   2,843   3,354   4,016   4,142   4,507
   Two years later ........................   1,388   1,830   2,089   2,383   2,546   2,704   3,038   3,564   4,085
   Three years later ......................   1,299   1,819   2,115   2,190   2,445   2,407   2,737   3,580
   Four years later .......................   1,303   1,891   1,972   2,085   2,214   2,227   2,658
   Five years later .......................   1,384   1,856   1,950   1,927   2,050   2,144
   Six years later ........................   1,384   1,820   1,752   1,819   2,010
   Seven years later ......................   1,392   1,644   1,739   1,823
   Eight years later ......................   1,245   1,660   1,752
   Nine years later .......................   1,294   1,689
   Ten years later ........................   1,256

CUMULATIVE REDUNDANCY (DEFICIENCY) (1)          230     106     305     659     889   1,022     951     723     452    (175)

CUMULATIVE PAID LOSSES, NET OF
   REINSURANCE RECOVERIES, AS OF:
   One year later .........................   $ 194   $ 267   $ 256   $ 317   $ 445   $ 234   $ 458   $ 812  $1,252  $1,184
   Two years later ........................     393     468     521     709     667     576     932   1,594   1,828
   Three years later ......................     499     689     865     921     934     932   1,404   1,928
   Four years later .......................     632     937   1,033   1,110   1,143   1,235   1,525
   Five years later .......................     831   1,102   1,198   1,199   1,356   1,313
   Six years later ........................     924   1,253   1,273   1,328   1,408
   Seven years later ......................     974   1,319   1,360   1,365
   Eight years later ......................   1,020   1,391   1,387
   Nine years later .......................   1,083   1,414
   Ten years later ........................   1,103

(1) See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion.

       ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
                        GROSS OF REINSURANCE RECOVERABLES
                           (U.S. dollars in millions)

                                       1992    1993    1994    1995    1996    1997    1998    1999    2000     2001
---------------------------------------------------------------------------------------------------------------------
ESTIMATED GROSS LIABILITY FOR UNPAID
   LOSSES AND LOSS EXPENSES:          $1,977  $2,269  $2,760  $3,238  $3,623  $3,972  $4,897  $5,369  $5,672  $11,826
LIABILITY RE-ESTIMATED AS OF:
   One year later ..................   1,996   2,309   2,764   3,244   3,221   3,763   4,735   5,266   6,122
   Two years later .................   2,037   2,323   2,721   2,872   3,164   3,496   4,352   5,147
   Three years later ...............   2,043   2,373   2,494   2,793   2,902   3,243   4,316
   Four years later ................   2,134   2,198   2,414   2,572   2,753   3,139
   Five years later ................   2,067   2,208   2,268   2,415   2,663
   Six years later .................   2,065   2,022   2,165   2,379
   Seven years later ...............   1,903   2,010   2,177
   Eight years later ...............   1,921   2,033
   Nine years later ................   1,951

CUMULATIVE REDUNDANCY (DEFICIENCY) .      26     236     583     859     960     833     581     222    (450)

     The following table presents an analysis of paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

                RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES
                           (U.S. dollars in thousands)

                                                                  2001              2000              1999
                                                              ===============================================
Unpaid losses and loss expenses at beginning of year .......  $ 5,672,062        $5,369,402        $4,896,643
Unpaid losses and loss expenses recoverable ................   (1,339,767)         (831,864)         (593,960)
                                                              -----------------------------------------------
Net unpaid losses and loss expenses at beginning of year ...    4,332,295         4,537,538         4,302,683
Increase (decrease) in net losses and loss expenses
  incurred in respect of losses occurring in:
    Current year ...........................................    2,743,094         1,827,443         1,591,414
    Prior years ............................................      175,804          (394,884)         (287,110)
                                                              -----------------------------------------------
       Total net incurred losses and loss expenses .........    2,918,898         1,432,559         1,304,304
Exchange rate effects ......................................       61,598           (27,064)           (5,950)
Net loss reserves acquired .................................    1,296,362            52,932            30,003
Less net losses and loss expenses paid in respect
  of losses occurring in :
    Current year ...........................................      633,141           411,685           281,806
    Prior year .............................................    1,184,284         1,251,985           811,696
                                                              -----------------------------------------------
       Total net paid losses ...............................    1,817,425         1,663,670         1,093,502
Net unpaid losses and loss expenses at end of year .........    6,791,728         4,332,295         4,537,538
Unpaid losses and loss expenses recoverable ................    5,033,952         1,339,767           831,864
                                                              -----------------------------------------------
Unpaid losses and loss expenses at end of year .............  $11,825,680        $5,672,062        $5,369,402
                                                              ===============================================

     Current year net losses incurred in 2001 increased significantly over 2000 mainly due to losses related to the September 11 event, where the Company has estimated and recorded losses incurred of approximately $760.0 million, net of reinsurance recoveries, based upon preliminary reports and estimates of loss and damage. This preliminary estimate could change as more information becomes available. Current year net losses incurred in 2001 also include: (i) Winterthur International from July 1, 2001, which had net incurred losses of $241.2 million; (ii) cat-astrophic and other loss events, including the bankruptcy of Enron Corp., several satellite losses, the Toulouse, France petrochemical plant explosion, Tropical Storm Allison, the Petrobras oil rig loss in Brazil, the Seattle earthquake and several other European property losses; and (iii) other growth of the Company's operations related to new business assumed.

     Prior year loss development in 2001 related primarily to continued adverse loss development in the Company's casualty reinsurance business written for the 1997 to 1999 underwriting years. This deterioration occurred industry-wide primarily as a result of competitive pressures on pricing. The Company recorded adverse development for this business of approximately $180.0 million in the fourth quarter of 2001.

     In 2000, current year development reflected the growth in business assumed over 1999, an increase in loss ratios applied due to a competitive market environment which reduced premium rates, and also the early development of certain losses on the Company's large account business within its insurance operations. Historically, the Company had not experienced the reporting of such losses at an early stage and the Company's reserving methodology for these lines of business extrapolates these losses into the projections of future development. If future development is eventually determined to be less than the estimated ultimate losses recorded, loss reserves will be reduced at that time. This occurred for the 1993 through 1996 underwriting years, resulting in a reduction in prior year losses in 2000 and 1999.

     Net losses incurred for 2000 also reflected reserve adjustments to several unprofitable lines of business that the Company exited, including trucking, inland energy and certain classes of aviation. A net reserve charge of $114.0 million was recorded for these lines.

     The decrease in prior year incurred losses in 2000 and 1999 was driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR for these lines is relatively judgmental due to the lack of industry data available. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company has made its best estimate of loss reserves for each underwriting year since that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected. This trend did not continue in 2001 where the competitive effect of pricing has necessitated an increase to prior year loss reserves, particularly in the casualty lines as discussed above. In 1999, the Lloyd's operations experienced loss deterioration on the U.K. motor business principally from the 1998 and 1999 underwriting years of approximately $20.0 million.

     Partially offsetting the increase in net incurred losses in 2000 compared to 1999 was a reduction in the number and magnitude of catastrophe losses that occurred. Catastrophe losses in 2000 included an oil refinery loss in Kuwait, several satellite losses, and the Singapore Airlines loss, and totaled approximately $95.0 million. By comparison, 1999 generated approximately $185.0 million of catastrophe losses to the Company, including the European storms in December, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses.

     1999 incurred losses also included an increase to casualty reinsurance loss reserves of $95.0 million related to an alignment of reserving methodologies at the time of the merger with NAC in June 1999.

     Net loss reserves acquired in 2001 related primarily to the acquisition of Winterthur International. The Company has contractual post-closing protection with respect to adverse development of reserves, including unearned premium reserves, resulting from Winterthur International business written prior to July 1, 2001. Business in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105%. Exchange rate effects on net loss reserves in 2001 also related primarily to Winterthur International which has several operations where the functional currency is not the U.S dollar. Translation of loss reserves into U.S. dollars and movements in the exchange rates, particularly the Swiss franc, have given rise to the increase in the exchange rate effects in 2001.

     The amount of paid losses increased in 2001 over 2000 due mainly to an increase in current year loss events. However, the majority of net losses incurred related to the September 11 event and other loss events in the fourth quarter of 2001 had not been reported to the Company as paid losses by December 31, 2001. Consequently, the Company expects a higher level of paid losses in 2002 related to these 2001 loss events.

     Higher paid losses in 2000 as compared to 1999 was due to the settlement of previously established reserves, particularly catastrophe losses as noted above.

     The Company's net incurred losses and loss expenses included a charge of $21.5 million, $2.8 million and $10.6 million in 2001, 2000 and 1999, respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to the September 11 event and reinsurance ceded for casualty business written prior to 1986. As at December 31, 2001 and 2000, the reserve for potential non-recoveries from reinsurers was $49.7 million and $25.6 million, respectively.

     Except for certain workers compensation liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers compensation unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 7%. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2001 and 2000 were $231.0 million and $168.8 million, respectively. The related discounted unpaid losses and loss expenses were $98.0 million and $63.4 million as of December 31, 2001 and 2000, respectively.

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

INVESTMENTS

     Management oversees the Company's investment strategy, establishes guidelines for the various external managers and implements investment decisions with the assistance of such managers. The current investment strategy seeks to maximize investment income through a high-quality, diversified portfolio while focusing on preserving principal and maintaining liquidity. In this regard, at December 31, 2001, the Company's fixed income investment portfolio included U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities, 63% of which were rated Aa or AA or better by a nationally recognized rating agency. The Company also maintains a portfolio of equity securities. Under current investment guidelines, up to 30% of the Company's investment portfolio may be invested in equity securities. Insurance laws and regulations may impose restrictions on the Company's investments whereby certain types of investments such as unquoted equity securities, investments in affiliates, real estate and collateral loans may not qualify as admitted assets. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 2001 or 2000.

     For additional information concerning the Company's investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Investment Operations".

     The following table reflects investment results for the Company for each of the five years in the period ended December 31, 2001:

                                                       NET PRE-TAX   ANNUALIZED
                                          AVERAGE       INVESTMENT    EFFECTIVE
YEAR ENDED DECEMBER 31                INVESTMENTS (1)   INCOME (2)      YIELD
----                                    -----------      --------        ----
                                            (U.S. DOLLARS IN THOUSANDS)
2001 ................................   $11,053,110      $562,606        5.09%
2000 ................................   $ 9,058,811      $542,500        5.99%
1999 ................................   $ 8,981,833      $525,318        5.85%
1998 ................................   $ 7,762,931      $417,290        5.38%
1997 ................................   $ 6,274,946      $345,115        5.50%

(1)  Average of the beginning  and ending  amounts of  investments  and cash and
     cash  equivalents  net  of  pending  trades  for  the  period.   Investment
     securities are carried at market value.

(2) After applicable investment expenses, excluding net realized gains and losses on investments and net realized and unrealized gains and losses on derivative instruments.

     The Company continues to build a diversified program of ownership positions in specialty investment managers and the investment funds they manage across the full spectrum of the capital markets. The Company's strategy is to build relationships with selected smaller firms that typically will include the Company taking a minority equity position in the investment management organization and in the funds they manage. The Company will continue to develop additional opportunities in this area.

     The Company also has an asset accumulation strategy whereby it assumes loss portfolios recorded as deposit liabilities that are matched by an equivalent amount of investments.

RATINGS

     The Company's ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The Company's principal insurance and reinsurance subsidiaries and pools have claims paying ratings of AA from S&P, Aa from Moody's and A+ from A.M. Best Company, Inc ("A.M. Best"). The Company's financial guaranty insurance and reinsurance companies each have AAA or Aaa ratings from S&P, Moody's, and Fitch Ratings ("Fitch"). An insurer rated AA by S&P has very strong financial security characteristics, differing only slightly from those rated higher. An insurer rated AAA or equivalent by S&P, Moody's and Fitch has extremely strong financial security characteristics. An insurer rated A+ by A.M. Best has superior financial strength, operating performance and market profile when compared to standards established by A.M. Best, and have a very strong ability to meet their ongoing obligations to policyholders.

TAX MATTERS

     See Item 8, Note 21 to the Consolidated Financial Statements.

REGULATION

     See Item 8, Note 22 to the Consolidated Financial Statements.

EMPLOYEES

     At December 31, 2001, the Company employed approximately 2,700 employees. At that date, approximately 130 of the Company's employees were represented by unions or workers' councils and approximately 40 of the Company's employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

ITEM 2. PROPERTIES

     In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The development was completed in April 2001. The total cost of this development, including the land, was approximately $125.0 million. The Company also rents space at its other worldwide locations. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $18.9 million, $18.3 million and $13.0 million, respectively. See Item 8, Note 15(e) to the Consolidated Financial Statements for discussion of the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

     The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2001, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company's results of operation and financial condition and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2001:

NAME                        AGE  POSITION
--------------------------------------------------------------------------------

Brian M. O'Hara ........... 53   President, Chief Executive Officer and Director

Fiona E. Luck ............. 44   Executive Vice President, Group Operations and
                                 Assistant Secretary

Jerry M. de St. Paer ...... 60   Executive Vice President, Chief Financial
                                 Officer, Treasurer and Assistant Secretary

Paul S. Giordano .......... 39   Executive Vice President, General Counsel
                                 and Secretary

Christopher V. Greetham ... 57   Executive Vice President and Chief Investment
                                 Officer

K. Bruce Connell .......... 49   Executive Vice President and Group Underwriting
                                 Officer

Nicholas M. Brown, Jr ..... 47   Executive Vice President of the Company and
                                 Chief Executive of Insurance Operations

Henry C.V. Keeling ........ 46   Executive Vice President of the Company and
                                 Chief Executive of Reinsurance Operations

Robert R. Lusardi ......... 45   Executive Vice President of the Company and
                                 Chief Executive of Financial Products and
                                 Services Operations

     Brian M. O'Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance (Bermuda) Ltd and XL Re Ltd and was Chief Executive Officer of XL Insurance (Bermuda) Ltd until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

     Fiona E. Luck has been Executive Vice President of Group Operations of the Company since July 1999 and Assistant Secretary since January 2002. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

     Jerry M. de St. Paer was appointed to the position of Executive Vice President and Chief Financial Officer of the Company on February 14, 2001, succeeding Robert R. Lusardi. Mr. de St. Paer was appointed Treasurer and Assistant Secretary of the Company in January 2002. Mr. de St. Paer was previously Managing Director of Hudson International Advisors in New York. Prior to forming Hudson International in 1998, he served as Managing Director, Insurance at J.P. Morgan & Company, Inc. Mr. de St. Paer was previously employed at The Equitable (now AXA Financial Advisors), from 1986 until 1997, serving most recently as Senior Executive Vice President and Chief Financial Officer of The Equitable and as Executive Vice President of Strategic Studies and Development of the AXA Groupe.

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

     K. Bruce Connell has been Executive Vice President of the Company since March 1998 and Group Underwriting Officer since July 2000. Mr. Connell previously served as President and Chief Operating Officer of XL Global Re from November 1997 to August 1998, President of XL Global Re since December 1995 and Senior Vice President of XL Insurance (Bermuda) Ltd from 1990 to 1995.

     Nicholas M. Brown, Jr. has been Executive Vice President of the Company since July 1999 and Chief Executive of Insurance operations since July 2000. He was President and Chief Executive Officer of NAC Re Corp, (now known as XL America) from January 1999, having previously served as President and Chief Operating Officer of NAC Re Corp and President and Chief Executive Officer of NAC Re (now known as XL Re America) from 1996. Prior to joining XL Re America, Mr. Brown served as Executive Vice President and Chief Operating Officer of St. Paul Fire and Marine Insurance Company from 1994 to 1996 and as President of St. Paul Specialty from 1993 to 1994. From 1976 through 1993, he served in various positions at Aetna Life and Casualty Companies.

     Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive of XL Re since August 1998. He was appointed Chief Executive Officer of Reinsurance operations in July 2000. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re
Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

     Robert R. Lusardi has been Executive Vice President of the Company since February 1998, and Chief Executive Officer of Financial Products and Services Operations since July 2000. Mr. Lusardi served as Chief Financial Officer of the Company from 1998 through February 2001. Prior to joining the Company, Mr. Lusardi was Managing Director at Lehman Brothers from 1980 to 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol XL.

     The following table sets forth the high, low and closing sales prices per share of the Company's Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

                                        HIGH        LOW       CLOSE
                                       -----------------------------
          2001:
             1st Quarter ............  $87.500    $67.600    $76.070
             2nd Quarter ............   83.600     67.180     82.100
             3rd Quarter ............   83.000     62.000     79.000
             4th Quarter ............   96.120     79.500     91.360
          2000:
             1st Quarter ............  $55.375    $39.563    $55.375
             2nd Quarter ............   61.000     45.750     54.125
             3rd Quarter ............   78.188     54.938     74.000
             4th Quarter ............   88.563     69.375     87.375

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

     (b) The number of record holders of ordinary shares as of December 31, 2001 was 614.

     (c) In 2001, four regular quarterly dividends were paid at $0.46 per share to all shareholders of record on February 15, May 25, August 15 and November 30. In 2000, four regular quarterly dividends were paid at $0.45 per share to all shareholders of record on February 15, May 25, August 15 and November 15.

     The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus requirements of the Company's operating subsidiaries and regulatory restrictions.

     As a holding company, the Company's principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the United States, and the U.K., and those of the Society of Lloyd's. See Item 8, Note 22 to the Consolidated Financial Statements for further discussion.

     (d) Rights to purchase Class A ordinary shares ("the Rights") were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data below is based upon the Company's fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

                                                2001          2000          1999         1998          1997
                                            ------------------------------------------------------------------
                                             (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT DATA:
   Net premiums earned -
       general operations ................. $ 2,779,927   $ 2,035,240  $ 1,750,006   $ 1,324,291    $1,114,758
   Net premiums earned -
       life operations ....................     695,595            --           --            --            --
   Net investment income ..................     562,606       542,500      525,318       417,290       345,115
   Net realized (losses) gains
       on investments .....................     (93,237)       45,090       66,800       212,910       309,817
   Net realized and unrealized (losses)
       gains on derivative instruments ....     (12,176)        5,481       27,566        (1,706)      100,841
   Equity in net income of
       investment affiliates ..............      80,580        70,032       43,865           811         1,283
   Fee income and other ...................      43,464        14,793      100,400        22,325            --
   Net losses and loss expenses incurred -
       general operations .................   2,918,898     1,432,559    1,304,304       841,517       738,849
   Claims and policy benefit reserves -
       life operations ....................     698,675            --           --            --            --
   Acquisition costs, operating expenses
       and exchange gains and losses .......  1,073,903       743,067      689,005       436,598       318,107
   Interest expense .......................      65,350        32,147       37,378        33,444        29,622
   Amortization of intangible assets ......      58,569        58,597       49,141        26,881         7,403
   (Loss) income before minority interest,
       equity in net income of insurance
       affiliates and income tax expense ..    (758,636)      446,766      434,117       637,481       777,833
   Net (loss) income ......................    (576,135)      506,352      470,509       656,330       809,029
PER SHARE DATA:
   Net income per share - basic (2) .......     $ (4.55)       $ 4.07       $ 3.69        $ 5.86        $ 7.95
   Net income per share - diluted (2) .....     $ (4.55)       $ 4.03       $ 3.62        $ 5.68        $ 7.74
   Weighted average shares
   Outstanding - basic (2) ................     126,676       124,503      127,601       112,034       101,708
   Weighted average shares
   Outstanding - diluted (2) ..............     126,676       125,697      130,304       116,206       105,005
   Cash dividends per share (3) ...........      $ 1.84        $ 1.80       $ 1.76        $ 1.64        $ 1.36

                                               2001          2000          1999         1998          1997
                                            ------------------------------------------------------------------
                                             (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
BALANCE SHEET DATA:
   Total investments available for sale ... $12,429,845   $ 9,501,548  $ 9,122,591   $ 9,057,892    $6,562,609
   Cash and cash equivalents ..............   1,863,861       930,469      557,749       480,874       383,594
   Investments in affiliates ..............   1,037,344       792,723      479,911       154,668       524,866
   Unpaid losses and loss expenses
       recoverable ........................   5,033,952     1,339,767      831,864       593,960       363,716
   Total assets ...........................  27,963,075    16,941,952   15,090,912    13,581,140     9,070,031
   Unpaid losses and loss expenses ........  11,825,680     5,672,062    5,369,402     4,896,643     3,972,376
   Notes payable and debt .................   1,604,877       450,032      410,726       613,873       453,866
   Shareholders' equity ...................   5,437,184     5,573,668    5,577,078     5,612,603     3,195,749
   Book value per share ................... $     40.35   $     44.58  $     43.64   $     43.59    $    31.55
   Fully diluted book value per share ..... $     40.35   $     44.58  $     43.13   $     43.20    $    31.42
OPERATING RATIOS:
   Loss and loss expense ratio (4) ........      105.0%         70.4%        74.5%         63.5%         66.3%
   Underwriting expense ratio (5) .........       34.9%         36.4%        34.3%         30.3%         27.9%
   Combined ratio (6) .....................      139.9%        106.8%       108.8%         93.8%         94.2%

(1) All information for 1999 and prior years includes the results of NAC as though it had always been a part of the Company.

(2) Net income per share is based on the basic and diluted weighted average number of ordinary shares and ordinary share equivalents outstanding for each period. Net loss per share is based on the basic weighted average number of ordinary shares outstanding.

(3) Cash dividends per share for 1999 and prior years have not been adjusted for the pooling effect of NAC.

(4) The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for general operations.

(5) The underwriting expense ratio is the sum of acquisition expenses and operating expenses divided by net premiums earned on general operations.
     Operating expenses relating to the corporate segment and foreign exchange gains and losses have not been included for purposes of calculating the underwriting expense ratio. See Item 8, Note 3 to the Consolidated Financial Statements for further information.

(6) The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The following is a discussion of the Company's results of operations and financial condition. Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results of operations and financial condition.

     The Company's results for the year ended December 31, 2001 include the results of Winterthur International with effect from July 1, 2001. The audited financial statements of Winterthur International as at June 30, 2001, on which the final purchase price will be based, are not expected to be completed until later in 2002, at which time any final adjustments will be made. See Item 8,
Note 5 to the Consolidated Financial Statements for further information.

     The Company's results for 2001 also include the effects of terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, the "September 11 event"). See
Item 8, Note 4 to the Consolidated Financial Statements for further information.

     Information presented for 1999 is the combination of the results formerly presented by the Company and NAC, as required for a business combination accounted for by the pooling of interests method, which assumes NAC had always been a part of the Company. See Item 8, Note 5 to the Consolidated Financial Statements for further information.

     As part of the Company's strategy to expand its life business, the Company assumed a large portfolio of long duration annuity reserves in the fourth quarter of 2001. Life premiums earned are presented separately in the Company's segment results. Life business currently includes life and annuity business that transfers significant mortality and morbidity risks.

     As a result of the above, period to period comparisons may not be meaningful.

     This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See " - Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

      This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under Item 8.

CRITICAL ACCOUNTING POLICIES

     The following are considered to be the Company's critical accounting policies due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on the Company's results of operations and financial condition and liquidity.

     Other significant accounting policies are nevertheless important to an understanding of the Company's Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. See Item 8, Note 2 to the Consolidated Financial Statements.

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

     The reserve for losses incurred but not reported has been estimated by management and reviewed by independent actuaries, based on loss development patterns determined by reference to the Company's underwriting practices, the policy form, type of insurance program and the experience of the relevant industries.

     Specifically, several aspects of the Company's casualty insurance operations complicate the actuarial reserving techniques for loss reserves as compared to other companies. These complications include policy forms that differ from more traditional forms, the lack of historical loss data for losses of the type intended to be covered by the policies, and the fact that losses in excess of the attachment level of the Company's policies are characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. While management believes the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that ultimate losses and loss expenses will not exceed the total reserves.

     The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

     The establishment of unpaid loss and loss expense reserves also includes reinsurance recoveries. Due to the size of the gross losses arising from the September 11 event and the related reinsurance recoveries and the magnitude of the September 11 event on the reinsurance industry, the Company, in addition to its normal review process, further analyzed the recoverability of these assets. Approximately 96% of the relevant reinsurers currently fall into Standard & Poor's financial strength rating categories or equivalent of A or better, with approximately 65% rated AA or better. Accordingly, the Company believes that substantially all insurance will be recoverable. An allowance has been established for estimated uncollectible recoverables.

     DERIVATIVE INSTRUMENTS AND WEATHER RISK MANAGEMENT PRODUCTS

     The Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments including those embedded in other contracts (collectively referred to as derivatives), and for hedging activity. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Non-exchange traded weather products are not covered by FAS 133, however are also recorded at fair value. The Company adopted FAS 133, as amended, as of January 1, 2001. The Company conducts activities in three main types of instruments: credit default swap derivatives, weather risk management products and investment related derivative instruments. There was no significant impact from the adoption of FAS 133. See Item 8, Note 14 for further information on these derivative instruments.

     CREDIT DEFAULT SWAPS

     The Company considers credit default swaps to be, in substance, financial guaranty contracts as the Company intends to hold them to maturity. Fair value is determined using a model developed by the Company and is dependent upon a number of factors, including changes in interest rates, credit spreads, changes in credit quality and other market factors. The change in fair value in a period is split between premiums, net losses and loss expenses, and net realized and unrealized gains and losses on derivative instruments. The change resulting from movements in credit spreads is unrealized as the credit default swaps are not traded to realize this value and is included in net realized and unrealized gains and losses on derivative instruments. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Prior to the adoption of FAS 133, the net premiums earned and loss and loss expenses were included in fee income and other.

     WEATHER RISK MANAGEMENT PRODUCTS

     Weather risk management products are recorded at fair value with the changes in fair value included in fee income and other. Fair value is determined using a quantitative analytical model developed by the Company and is dependent upon a number of factors including, among others, realized weather results, forecasted weather conditions, changes in interest rates and other market factors.

     INVESTMENT RELATED DERIVATIVE INSTRUMENTS

     The Company uses investment derivatives to manage duration and currency exposure for its investment portfolio. None of these investment derivatives are designated hedges, and accordingly, financial futures, options and forward currency contracts are carried at fair value, with the corresponding realized and unrealized gains and losses included in net realized gains and losses on derivative instruments.

     OTHER THAN TEMPORARY DECLINES IN INVESTMENTS AND OTHER INVESTMENTS

     Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If investments are determined to be impaired, a realized loss is recognized. The current economic environment and recent volatility of securities markets increase the difficulty in determining impairment. For other investments that are not quoted, fair value is determined using the financial information received and other economic and market knowledge as appropriate.

     INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferral of tax losses is evaluated based upon management's estimates of the future profitability of the Company's taxable entities based on current forecasts. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Should the taxable income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected.

     INTANGIBLE ASSETS

     Intangible assets are carried at estimated fair value, which is typically less than the value based on undiscounted operating earnings. There are many assumptions and estimates underlying fair value. Other assumptions could produce a significantly different result.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income for the years ended December 31, 2001, 2000 and 1999 (U.S. dollars in thousands, except per share amounts):

                                                     2001       2000      1999
                                                  ------------------------------

Net operating (loss) income (1) ...............   $(465,186)  $442,932  $370,809
Net realized (losses) gains on investments ....     (98,773)    57,939    72,144
Net realized and unrealized (losses) and
   gains on derivative instruments ............     (12,176)     5,481    27,556
                                                  ------------------------------
Net (loss) income .............................   $(576,135)  $506,352  $470,509
                                                  ==============================
(Loss) Earnings per share - basic .............   $   (4.55)  $   4.07  $   3.69
(Loss) Earnings per share - diluted (2) .......   $   (4.55)  $   4.03  $   3.62
Weighted average number of ordinary shares
   and ordinary share equivalents - Basic .....     126,676    124,503   127,601
Weighted average number of ordinary shares
   and ordinary share equivalents -
   Diluted (2) ................................     126,676    125,697   130,304

(1) Net operating (loss) income excludes after-tax net realized gains and losses on investments and net realized and unrealized gains and losses on derivative instruments.

(2) Average stock options outstanding have been excluded where anti-dilutive to earnings per share.

     Net operating income decreased significantly in 2001 primarily due to net losses arising from the September 11 event. Losses were mainly incurred on the property, aviation, personal accident and business interruption lines. Both the insurance and reinsurance segments were affected by this event. The Company's results for 2001 also include the effects of terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, the "September 11 event"). While this loss has been provided for, it is management's best estimate at this time and could change significantly as more information becomes available. See Item 8, Note 4 to the Consolidated Financial Statements.

     The following is an analysis of the underwriting profit or loss by segment for the year ended December 31, 2001, first including the effects of the September 11 event and then excluding the effect of the September 11 event (U.S. dollars in thousands):

YEAR ENDED DECEMBER 31, 2001 INCLUDING THE EFFECTS OF THE
SEPTEMBER 11 EVENT:

                                                                                         FINANCIAL
                                                               LLOYD'S                  PRODUCTS AND
GENERAL OPERATIONS:                             INSURANCE    SYNDICATES  REINSURANCE      SERVICES     TOTAL
                                           --------------------------------------------------------------------
Net premiums earned ..........................  $1,222,196    $ 481,307   $1,029,618      $46,806  $ 2,779,927
Fee income and other .........................      22,065       (3,707)      (7,180)      32,286       43,464
Net losses and loss expenses .................     859,812      610,823    1,428,772       19,491    2,918,898
Acquisition costs ............................     187,443      155,804      292,069        3,730      639,046
Operating expenses ...........................     178,530       22,215       87,169       42,404      330,318
Exchange losses ..............................       4,924        3,198        4,062           --       12,184
LIFE OPERATIONS:
Life premiums earned .........................          --           --      695,595           --      695,595
Claims and policy benefit reserves ...........          --           --      698,675           --      698,675
                                           ---------------------------------------------------------------------
Underwriting profit (loss) ...................    $ 13,552    $(314,440)  $ (792,714)     $13,467  $(1,080,135)
Loss and loss expense ratio ..................       70.4%       126.9%       138.8%        41.6%       105.0%
Underwriting expense ratio ...................       29.9%        37.0%        36.8%        98.6%        34.9%
                                           ---------------------------------------------------------------------
Combined ratio ...............................      100.3%       163.9%       175.6%       140.2%       139.9%
                                           ---------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001 EXCLUDING THE EFFECTS OF THE SEPTEMBER 11 EVENT:

                                                                                        FINANCIAL
                                                              LLOYD'S                 PRODUCTS AND
GENERAL OPERATIONS:                             INSURANCE   SYNDICATES   REINSURANCE    SERVICES       TOTAL
                                           --------------------------------------------------------------------
Net premiums earned ..........................  $1,226,096    $ 502,707   $1,150,018      $46,806  $ 2,925,627
Fee income and other .........................      22,065       (3,707)      (7,180)      32,286       43,464
Net losses and loss expenses .................     757,762      395,023      986,622       19,491    2,158,898
Acquisition costs ............................     187,443      155,804      292,069        3,730      639,046
Operating expenses ...........................     178,530       22,215       87,169       42,404      330,318
Exchange (gains) losses ......................       4,924        3,198        4,062           --       12,184
LIFE OPERATIONS:
Life premiums earned .........................          --           --      695,595           --      695,595
Claims and policy benefit reserves ...........          --           --      698,675           --      698,675
                                           ---------------------------------------------------------------------
Underwriting profit (loss) ...................   $ 119,502    $ (77,240)  $ (230,164)     $13,467   $ (174,435)
Loss and loss expense ratio ..................       61.8%        78.6%        85.8%        41.6%        73.8%
Underwriting expense ratio ...................       29.8%        35.4%        33.0%        98.6%        33.1%
                                           --------------------------------------------------------------------
Combined ratio ...............................       91.6%       114.0%       118.8%       140.2%       106.9%

     In  addition,  net losses  incurred  in the year ended  December  31,  2001 included adverse prior period loss development on the 1997 through 1999 underwriting years of the reinsurance casualty book, the bankruptcy of Enron Corp. and related matters of approximately $75.0 million, and other large losses including the Sri Lanka airport loss, satellite losses, the Toulouse, France petrochemical plant explosion, the Petrobras oil rig in Brazil and Tropical Storm Allison. The components of these loss events are discussed within each segment. In the year ended December 31, 2000, total losses incurred from all catastrophic events were not as large as those experienced in 2001 or 1999.

     Net loss in 2001 was also affected by significant amount of investment and derivative losses. This is discussed further under " - Investment Activities".

     Net income increased in 2000 compared to 1999 due to an increase in net investment income, equity in net income of affiliates and exchange gains and losses. This increase was partially offset by an increase in the underwriting loss. In 2000, the Company incurred after-tax charges of $124.6 million, or $0.98 per share, which included certain reserve adjustments together with employee severance charges and other costs associated with the realignment of the Company's operations and the discontinuation of certain business lines. These charges affected the underwriting results across the Company's insurance and reinsurance segments. In 1999, the Company incurred losses of $125.0 million after-tax, or $0.97 per share, as a result of two major European windstorms in December 1999. In addition, 1999 included an increase to reserves of $95.0 million associated with the merger with NAC.

     The Company issued 9.2 million common shares on November 7, 2001, which did not significantly dilute the weighted average shares outstanding for 2001. During 2002, the weighted average shares will increase significantly as the 9.2 million shares will be weighted for the full year.

     Basic and diluted earnings per share increased in 2000 as compared to 1999 due to both an increase in net income and a reduction in the weighted average number of shares outstanding. The decrease in the weighted average number of shares outstanding in 2000 is a result of the Company repurchasing 5.1 million shares during the year.

SEGMENTS

     The Company is organized into three underwriting segments - insurance, reinsurance, and financial products and services - and a corporate segment, which includes the investment operations of the Company. Lloyd's syndicates are included in the insurance segment but are shown separately. See Item 1 and Item 8, Note 3 to the Consolidated Financial Statements for further information.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                                   % CHANGE               % CHANGE
GENERAL:                                                 2001      01 VS 00     2000      00 VS 99      1999
                                                   -------------------------------------------------------------
Net premiums earned ................................  $1,222,196       68.2%   $726,506       56.9%   $463,069
Fee income and other ...............................      22,065      186.9%      7,692        1.4%      7,584
Losses and loss expenses ...........................     859,812       71.0%    502,898       62.7%    309,079
Acquisition costs ..................................     187,443       60.0%    117,251       79.5%     65,318
Operating expenses .................................     178,530       90.0%     94,129       32.4%     71,094
Exchange losses (gains) ............................       4,924        NM       (2,344)        NM        (165)
                                                   --------------------------------------------------------------
Underwriting profit ................................  $   13,552      (39.1)%  $ 22,264      (12.1)%  $ 25,327
                                                   ==============================================================
Net unrealized gains on credit default swaps .......  $   14,738        NM           --         NM          --
                                                   ==============================================================


NM= Not Meaningful


     Effective July 1, 2001, the insurance segment included the results of Winterthur International. Each of the above line items experienced growth primarily as a result of the inclusion of business written and earned by Winterthur International. Consequently, period to period comparisons may not be meaningful.

     Excluding Winterthur International, net premiums earned increased in the year ended December 31, 2001 over 2000 due to new business written and price increases. This resulted in an increase in net premiums earned from environmental business of $85.0 million, professional lines of $50.0 million and aviation and satellite business of $60.0 million. This was partially offset by decreases in net premiums earned from business discontinued in 2000. Net premiums earned by Winterthur International totaled $353.1 million. Net premiums earned are expected to increase on all lines in 2002 mainly due to the growth in gross premiums written subsequent to September 11 and a full year's results of Winterthur International.

     Growth in net premiums earned in 2000 over 1999 is mainly due to new business, primarily environmental business, written by ECS. ECS contributed approximately $110.0 million in net premiums earned in 2000. No premiums were earned by ECS in 1999 as ECS only commenced writing business on behalf of the Company with effect from January 1, 2000. Prior to this date, ECS had agency agreements in place with other companies. In addition, the Company wrote aviation and satellite business totaling $60.0 million in net premiums earned. In 1999, this business was written on behalf of the Lloyd's syndicates, of which the Company's share was approximately $11.5 million in net premiums earned. 2000 also included approximately $25.0 million in net premiums earned of new professional liability business written.

     Fee income and other for the year ended December 31, 2001 includes $9.1 million related to Winterthur International for the provision of consulting and administration services for employee benefit plans of unrelated companies. In 2000, fee income and other related primarily to the provision of risk management and other consulting services provided by ECS.

     The decrease in the underwriting profit in each year in this segment is due to higher loss and loss expense ratios as shown below. The following table presents the ratios for this segment for each of the three years ended December 31:

                                                 2001      2000      1999
                                                ---------------------------

      Loss and loss expense ratio .............   70.4%     69.2%     66.7%
      Underwriting expense ratio ..............   29.9%     29.1%     29.5%
                                                ---------------------------
      Combined ratio ..........................  100.3%     98.3%     96.2%
                                               ============================

     The loss ratio was higher in the year ended December 31, 2001 compared to 2000 due primarily to net losses of $102.0 million incurred related to the September 11 event. This loss was partially offset by favorable loss development from prior accident years. There were no significant catastrophic loss events for this segment in the year ended December 31, 2000. In addition, the 2001 loss ratio increased primarily as a result of the inclusion of losses related to the inclusion of Winterthur International effective July 1, 2001. Business in force at June 30, 2001 for Winterthur International carries a maximum exposure to a combined ratio of 105%. As described in Note 5 to the Consolidated Financial Statements, the accounting for the purchase of Winterthur International required the Company to fair value the acquired assets and liabilities on June 30, 2001. The fair value adjustment to the loss reserves resulted in an accretion of discount for the year ended December 31, 2001 of $1.4 million.

     The loss and loss expense ratio in 2000 and 1999 includes the effects of an intercompany stop loss arrangement with a subsidiary in the reinsurance segment. There was no such arrangement in place in 2001. Losses incurred related to this arrangement were $33.5 million and $100.0 million in 2000 and 1999, respectively. Had this arrangement not been in place, the loss and loss expense ratio would have been 64.6% and 45.2% in 2000 and 1999, respectively. The increase in the loss ratio in 2000 over 1999 is due to several factors. In 2000, the Company applied higher loss ratios to certain of its casualty lines written in 2000. These loss ratios have been actuarially estimated and reflect the continued negative impact that competitive market conditions have had on rates for these lines of business written in 2000. There was a reduction of loss reserves in 1999 established on the Company's liability lines due to updated actuarially determined reserve estimates that reflected the favorable development of these lines relating to prior years. Loss reserve adjustments were made in 2000 as discussed previously. Partially offsetting the increases in 2000 were additional reductions in loss reserves related to liability lines written in prior years.

     The underwriting expense ratio increased slightly in the year ended December 31, 2001 compared to 2000 due to the reallocation of certain operating expenses from the reinsurance segment to insurance segment and a general expansion of operations. Winterthur International acquisition costs and operating expenses were $47.8 million and $69.8 million, respectively, representing an expense ratio of 33.3%. The expense ratio was reduced by the effect of purchase accounting treatment on the acquisition costs of Winterthur International. Had an historical level of deferred acquisition costs been amortized, the expense ratio for the segment would have been 31.4% in the year ended December 31, 2001. The expense ratio will continue to be affected by this purchase accounting adjustment through the second quarter of 2002.

     The net decrease in the underwriting expense ratio in 2000 compared to 1999 was mainly due to the significant increase in net premiums earned year over year and, unlike acquisition costs, operational expenses do not change as a direct cost of net premiums earned. Partially offsetting this decrease is the inclusion of expense charges of $13.9 million related to employee severance and other costs in 2000 associated with the realignment of operations and the discontinuation of certain business lines. Excluding these costs, the underwriting expense ratio in 2000 would have been 27.2%.

     The Company also began to write credit default swaps at primary layers in 2001 in this segment. See Item 8, Note 14(a) to the Consolidated Financial Statements.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The following table summarizes the underwriting results for the Lloyd's syndicates (U.S. dollars in thousands):

                                                           % CHANGE               % CHANGE
GENERAL:                                         2001      01 VS 00     2000      00 VS 99      1999
                                           -----------------------------------------------------------
Net premiums earned ........................   $ 481,307     34.5%     $357,824       0.6%    $355,769
Fee income and other .......................      (3,707)    44.1%       (6,626)        NM      65,892
Losses and loss expenses ...................     610,823    134.6%      260,372    (12.5)%     297,595
Acquisition costs ..........................     155,804     30.0%      119,870      34.4%      89,195
Operating expenses .........................      22,215   (22.7)%       28,727     (2.0)%      29,305
Exchange losses (gains) ....................       3,198        NM       (5,986)        NM      (1,180)
                                           -----------------------------------------------------------
Underwriting (loss) profit .................   $(314,440)       NM    $ (51,785)        NM     $ 6,746
                                           ============================================================

     Net premiums earned for the year ended December 31, 2001 increased over 2000 primarily as a result of additional syndicate capacity provided by the Company, currently at 63% compared to 53% in the prior year. In addition, net premiums earned increased due to greater premiums written in the prior year than originally estimated. The increase in net premiums earned was partially offset by the net reinstatement premiums of $21.4 million as a result of losses incurred from the September 11 event.

     In November 2001, the Company realigned its Lloyd's operations effective January 1, 2002 and from that time, provides 100% of the capacity for Syndicates 1209 and 990. The Company believes that the expected increase in premiums generated from higher ownership will be reduced by premiums on discontinued lines such as excess of loss treaty, accident and health and certain property accounts.

     The small increase in net premiums earned in 2000 over 1999 reflected the growth in business written due principally to an increase in syndicate capacity provided by the Company from approximately 43% to 53%. Partially offsetting this increase is the reduction in net premiums earned related to the motor business that was sold effective December 31, 1999. The Company retains the residual liability on this business. In the years ended December 31, 2000 and 1999, net premiums earned on the motor business were $82.8 million and $135.9 million respectively. In addition, net premiums earned were reduced in 2000 as a result of additional reinsurance costs related to an outwards stop loss reinsurance policy as losses developed for certain lines of business. Coverage provided by this stop loss reinsurance policy was significantly reduced for 2001.

     Fee income was generated by the Company's Lloyd's managing agencies and may, depending upon underwriting results, earn profit commissions from third party capital providers for syndicates they manage. This income was offset by managing agency operating expenses allocated to these capital providers. Although nominal commissions were received in the year ended December 31, 2001, managing agency expenses exceeded fee income and commissions for 2001 and 2000 due to loss deterioration, consistent with the Lloyd's market. As a result of the change in capacity as previously noted, less expense will be allocated to the third party capital providers in 2002.

     In 1999, fee income and other primarily related to the sale of the Company's two motor insurance businesses, resulting in a gain of $40.2 million. In addition, 1999 also included $42.1 million of fees generated from the motor business prior to the sale. No such income was earned in 2001 or 2000.

     The exchange loss in 2001 was due to the decrease in the U.K. sterling exchange rate against the U.S. dollar applied to net monetary assets denominated in U.K. sterling. Conversely, in 2000 and 1999, the exchange rate moved in the opposite direction.

     The following table presents the underwriting ratios:

                                               2001      2000      1999
                                             -----------------------------

      Loss and loss expense ratio ...........  126.9%     72.8%     83.6%
      Underwriting expense ratio ............   37.0%     41.5%     33.3%
                                             -----------------------------
      Combined ratio ........................  163.9%    114.3%    116.9%
                                             =============================

     The loss and loss expense ratio increased in the year ended December 31, 2001 compared to 2000 primarily due to net losses incurred for the September 11 event of approximately $215.8 million and other significant losses including the Toulouse petrochemical plant explosion and the airport loss event in Sri Lanka, totaling approximately $19.0 million. In addition, the Company experienced loss deterioration on business written in previous underwriting years of approximately $23.0 million. The underwriting expense ratio was lower in 2001 compared to 2000 primarily due to savings generated from merging the managing agency operations against a higher net premiums earned base.

     The decrease in the loss ratio and increase in the expense ratio in 2000 over 1999 primarily reflected the effect of the sale of the motor business. In 1999, the motor business had a loss ratio of approximately 101.1% and an expense ratio of approximately 21.8%. Non-motor business written typically has lower loss ratios and higher commissions than the motor business. The increase in the expense ratio in 2000 was also principally due to additional reinsurance costs and a charge of $7.5 million for employee severance and other costs associated with the realignment of the Company's operations.

     REINSURANCE OPERATIONS

     The following table summarizes the underwriting results for this segment (U.S. dollars in thousands):

                                                              % CHANGE               % CHANGE
GENERAL:                                            2001      01 VS 00     2000      00 VS 99      1999
                                            ---------------------------------------------------------------
Net premiums earned ...........................  $1,029,618     11.0%     $927,195       1.9%   $ 909,915
Fee income and other ..........................      (7,180)       NM       (2,197)        NM          --
Losses and loss expenses ......................   1,428,772    115.4%      663,173     (4.2)%     692,269
Acquisition costs .............................     292,069     18.1%      247,352      10.2%     224,359
Operating expenses ............................      87,169   (14.7)%      102,132       0.1%     101,978
Exchange losses ...............................       4,062      5.0%        3,868         NM       1,286
LIFE:
Life premiums earned ..........................     695,595        NM           --         --          --
Claims and policy benefit reserves ............     698,675        NM           --         --          --
                                                ----------------------------------------------------------
Underwriting loss ............................   $ (792,714)       NM    $ (91,527)     16.8%   $(109,977)
                                                ==========================================================

     Underwriting results for the year ended December 31, 2001 were significantly affected by the September 11 event. Net premiums earned in 2001 increased over 2000 due to additional premiums earned in 2001, primarily on property lines, from increased premium rates and new business written. This was partially offset by approximately $120.4 million of net reinstatement premiums resulting from the September 11 event. Net premiums earned are expected to grow in 2002 due to continuing premium rate increases and the consolidation of the results of Le Mans Re, in which the Company increased its ownership to 67% effective January 1, 2002.

     The increase in net premiums earned in 2000 as compared to 1999 was mainly a result of an increase in net premiums written across most lines of business. In 2000, the Company had experienced some premium rate increases in the other property, marine, aviation and satellite lines of business. Pricing remained generally unchanged in the international property, excluding property catastrophe, and liability lines of business written by the Company. Partially offsetting this increase in net premiums earned was an increase in reinsurance costs incurred in 2000 over 1999, primarily relating to stop loss reinsurance policies where additional premiums became due once losses exceed certain levels.

     Life premiums earned included $549.3 million related to a large contract consisting of long duration annuity reserves assumed in the fourth quarter of 2001. While the Company expects to write more of these contracts, the frequency of these transactions will likely be irregular. The remaining life premiums earned related to smaller contracts of a similar nature.

     Fee income and other in 2001 and 2000 related primarily to non-underwriting costs for an outward reinsurance contract that did not exist in 1999.

     The following table presents the underwriting ratios for this segment:

                                                2001      2000      1999
                                             -------------------------------

      Loss and loss expense ratio ..........    138.8%     71.5%     76.1%
      Underwriting expense ratio ...........     36.8%     37.7%     35.9%
                                             -------------------------------
      Combined ratio .......................    175.6%    109.2%    112.0%
                                             ===============================

     Property catastrophe business has loss experience that is generally categorized as low frequency but high severity in nature. This may result in volatility in the Company's financial results for any fiscal year or quarter. Property catastrophe losses generally are notified and paid within a short period of time from the covered event.

     Net losses and loss expenses in 2001 included $442.1 million related to the September 11 event, primarily on the property and aviation reinsurance lines of business. The combined ratio also increased in 2001 over 2000 due to the effects of the reinstatement premium expense noted above. In addition, net losses and loss expenses in 2001 included losses incurred related to continued adverse development in the casualty book of approximately $180.0 million in the 1997 through 1999 accident years. Actuarial assumptions are used to establish initial expected loss ratios employed in the actuarial methodologies from which the reserve for losses and loss expenses is derived. Such loss ratios are periodically adjusted to reflect comparisons with actual claims development, inflation and other considerations.

     In addition, other large losses in 2001 totaled approximately $93.0 million, including the Sri Lanka airport loss, Tropical Storm Allison, the Petrobras loss in Brazil and the Seattle earthquake. Loss events in 2000, which included an oil refinery loss in Kuwait, several satellite losses and the Singapore Airlines loss, totaled approximately $95.0 million. Barring any significant catastrophes, the Company expects the combined ratio to improve significantly in 2002 due to business anticipated to be written at higher rates and at improved terms and conditions.

     In 2000 and 1999, net losses and loss expenses incurred in the segment reflected a recovery of $33.5 million and $100.0 million respectively, under an intercompany stop loss arrangement. The loss and loss expense ratio in 2000 and 1999 would have been 75.1% and 87.1% respectively, had this arrangement not been in place. Included in net losses incurred in 2000 are loss reserve adjustments as discussed previously. Excluding the effects of the inter-company stop loss agreement, the loss ratio was higher in 1999 compared to 2000 due to a higher amount of catastrophe losses and a reserve adjustment of $95.0 million related to the merger with NAC. Catastrophe losses in 1999 included European windstorms, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses totaling approximately $185.0 million. In addition, there was an increase in the loss ratio in 2000 and 1999 in the casualty reinsurance business related primarily to deterioration in premium rates as described above.

     The underwriting expense ratio decreased in the year ended December 31, 2001 compared to the same period in 2000 primarily due to a reduction in operating expenses related to certain compensation expenses of approximately $7.0 million accrued in previous years.

     The increase in the underwriting expense ratio in 2000 compared to 1999 is primarily due to lower net earned premiums in 2000 related to the additional stop loss reinsurance costs incurred. Excluding the effect of these costs, the underwriting expense ratio would have been 34.7% and 35.1% for 2000 and 1999, respectively.

     The Company's casualty business included a minimal element of asbestos and environmental claims on business written prior to 1986. The Company's reserving process includes a supplemental evaluation of claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. However, the Company's loss and loss expense reserves for such exposures, net of reinsurance, as of December 31, 2001, 2000 and 1999 is less than 1% of its total reserves. A reconciliation of the Company's gross and net liabilities for such exposures for the three years ending December 31, 2001 is set forth in Item 8, Note 9 to the Consolidated Financial Statements.

     FINANCIAL PRODUCTS AND SERVICES OPERATIONS

     The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

                                                              % CHANGE               % CHANGE
GENERAL:                                            2001      01 VS 00     2000      00 VS 99      1999
                                                   --------------------------------------------------------
Net premiums earned .............................  $ 46,806     97.4%      $23,715      11.6%     $21,253
Fee income and other ............................    32,286    102.8%       15,924    (40.9)%      26,924
Losses and loss expenses ........................    19,491        NM        6,116      14.1%       5,361
Acquisition costs ...............................     3,730        NM        1,323    (37.2)%       2,108
Operating expenses ..............................    42,404     41.5%       29,969      79.8%      16,670
                                                   --------------------------------------------------------
Underwriting profit .............................  $ 13,467        NM      $ 2,231    (90.7)%     $24,038
                                                   ========================================================
Net unrealized losses on credit default swaps ...  $(41,552)       NM           --         NM          --
                                                   ========================================================

     Net premiums earned in 2001 increased compared to 2000 due to significantly greater net premiums written in 2001 in the financial guaranty business. This translated into an increase in net premiums earned of approximately $8.8 million as such premiums are earned over a relatively long time period. In 2001, financial guaranty business included primary and secondary municipal portfolios, asset-backed securities, structured finance transactions and reinsurance assumed. In 2000, most of the business was treaty business assumed from one financial guaranty company. Net premiums earned in 2001 also included weather related risk management transactions. The increase in net premiums earned in 2001 also included approximately $9.8 million of installment premiums from credit default swaps

     The increase in fee income for 2001 related to trading gains and the change in the fair value of weather risk management products, reflecting the continued growth in this business. An analysis of the Company's risk management, controls and methodologies is provided within Item 7A, "Quantitative and Qualitative Disclosure of Market Risk."

     The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% covering A to AAA tranches. As at December 31, 2001, the financial guaranty operations executed credit default swaps with a par insured of $7.9 billion. Since most of the transactions tend to be unique and there is no traded market or any intention to sell such exposures, the Company marks such transactions to market by modeling its exposures and creating indices by using proxies of the spreads on similar categories of exposures. In the third and fourth quarters of 2001, spreads widened considerably causing a mark to market net unrealized loss of $41.6 million, included in net realized and unrealized gains and losses on derivative instruments. Credit downgrades or upgrades are included in the calculation of fair value. The model requires significant judgments to be made by management and is sensitive to changes in market conditions, particularly credit spreads.

     The following table presents the underwriting ratios for the financial products and services segment:

                                                   2001      2000      1999
                                                 ------------------------------

     Loss and loss expense ratio ..............     41.6%     25.8%     25.2%
     Underwriting expense ratio ...............     98.6%    131.9%     88.4%
                                                 ------------------------------
     Combined ratio ...........................    140.2%    157.7%    113.6%
                                                 ==============================

     The Company's financial guaranty operations write business with an expected loss ratio of approximately 25%. The increase in the loss ratio in 2001 related to a loss on a weather related risk management contract. The corresponding hedge of this contract realized a weather related derivative gain that is recorded in fee income and other. In 2001, there were no credit events that resulted in incurred losses for credit default swaps in this segment.

     The underwriting expense ratio decreased due to the increase in net premiums earned as a result of the change in presentation noted above. The high expense ratio reflects operating expenses incurred in the generation of fee income and other that is not included in the ratio calculation.

     In 2002, the Company expects to begin underwriting business-owned life insurance and funding agreements as well as issuing municipal guaranteed investment contracts as part of the Company's strategy to expand its life business.

     INVESTMENT ACTIVITIES

     The following table illustrates the change in net investment income and net realized gains and losses for each of the three years ended December 31, 2001 (U.S. dollars in thousands):

                                                                   % CHANGE               % CHANGE
                                                          2001     01 VS 00     2000      00 VS 99      1999
                                                        ------------------------------------------------------
Net investment income ................................  $562,606      3.7%     $542,500       3.3%    $525,318
Net realized (losses) gains on investments ...........  $(93,237)       NM     $ 45,090         NM    $ 66,800
Net realized and unrealized gains on investment
   derivative instruments(1) .........................  $ 14,638        NM     $  5,481         NM    $ 27,556
Annualized effective yield ...........................     5.09%        --        5.99%         --       5.85%

(1) Excludes unrealized losses from changes in fair value of credit default swaps, discussed in the insurance operations excluding Lloyd's syndicates and financial products and services segments. For a summary of realized and unrealized gains and losses on derivative instruments and weather risk management products, see Item 8, Note 14 to the Consolidated Financial Statements.

     External investment professionals manage the Company's portfolio under the direction of the Company's management in accordance with detailed investment guidelines provided by the Company.

     Net  investment  income  increased  in the year  ended  December  31,  2001 compared to 2000 due primarily to a higher investment base in 2001. The investment base in 2001 included the receipt of net funds of $1.1 billion related to new debt issued by the Company during the second and third quarters of 2001. As previously noted, the

Company also acquired the net assets of Winterthur International from July 1, 2001, increasing the Company's investment assets by $1.4 billion. In addition, in November 2001, the Company issued 9.2 million shares for net proceeds of $787.7 million. The effect of the higher investment base was offset by decreases in the general interest rate levels as a result of the lowering of rates by the Federal Reserve Bank through 2001. Investment income is not expected to increase significantly in 2002 from the increased premium flows, due to payments expected to be made with respect to the September 11 event and to the continued low level of investment rates. See further discussion in " - Financial Condition and Liquidity".

     Assets related to deposit liabilities are included in investments available for sale. Interest earned on deposit liability assets is reduced by the investment expense related to the accretion of deposit liabilities. See further discussion in Item 8, Note 6 and Note 11 to the Consolidated Financial Statements.

     The investment base for 2000 declined as compared to 1999 as a result of claims payments, the repurchase of the Company's shares and the reallocation of assets to other strategic investments. The balance at December 31, 2000 included the reinvestment of investment income and realized gains, and the receipt of assets related to the loss portfolio transfers. These receipts were also offset by the transfer of assets to limited partnerships and affiliate investments. However, investment yields were higher in 2000 compared to 1999, which together with additional income derived from the asset accumulation business, resulted in higher net investment income.

     Net realized losses on investments in 2001 included losses related to a write-down of certain of the Company's fixed income and equity securities available for sale of $66.4 million and certain other investments of $49.1 million, in circumstances where the Company believed there was an other than temporary decline in the value of those investments. To determine whether an investment has experienced an other than temporary decline, the Company applies the methodology as described in Item 8, Note 2(f) to the Consolidated Financial Statements. As at December 31, 2001 and 2000, total investments available for sale and cash, net of the payable for investments purchased, were $13.0 billion and $9.1 billion, respectively.

     Net realized gains in 2000 include a $54.1 million gain on the sale of the Company's investment in FSA Holdings, Inc. However, offsetting this gain, the Company incurred realized capital losses of approximately $66.2 million in certain other investments where the Company determined there to be an other than temporary decline in value of such investments.

     Net realized investment gains in 1999 reflected the strong performance of the equity market. However, 1999 equity gains were offset by declining fixed income markets.

     Net realized and unrealized gains on investment derivatives result from the Company's investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 7A. "Quantitative and Qualitative Disclosure of Market Risk," and " - Financial Condition and Liquidity" for a more detailed analysis.

     OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31, 2001 (U.S. dollars in thousands):

                                                                    % CHANGE               % CHANGE
                                                           2001     01 VS 00     2000      00 VS 99      1999
                                                         ------------------------------------------------------
Equity in net income of investment affiliates .........  $ 80,580     15.1%     $ 70,032      59.7%    $ 43,865
Equity in net (loss) income of insurance affiliates ...    (5,300)       NM        4,323         NM      (2,958)
Other foreign exchange gains ..........................        --        NM       55,159         NM          --
Amortization of intangible assets .....................    58,569        NM       58,597      19.2%      49,141
Corporate operating expenses ..........................    92,355     49.1%       61,935    (30.4)%      89,037
Interest expense ......................................    65,350    103.3%       32,147    (14.0)%      37,378
Minority interest .....................................     2,113     93.3%        1,093         NM         220
Income tax ............................................  (189,914)       NM      (56,356)     42.4%     (39,570)

     Equity in net income of investment affiliates includes returns from the Company's investments in closed-end investment funds. The increase in 2001 compared to 2000 and 2000 compared to 1999 is primarily due to increased returns and additional investment in these funds.

     Equity in net income of insurance  affiliates  included a loss attributable to the Company's share of the loss in Le Mans Re, mainly related to the September 11 event in 2001, and in Annuity & Life Re. This loss was partially offset by income related to the Company's share of income from FSA International. 1999 included a loss of $3.6 million related to Arch Capital (formerly Risk Capital), which was sold in 2000.

     Other foreign exchange gains in 2000 related to the revaluation of a deposit liability denominated in U.K. sterling. The exchange rate movement on the assets matching this deposit liability was included in accumulated other comprehensive loss as those assets are designated as available for sale, and in net realized gains on sales of investments. Effective January 1, 2001, the Company reorganized its corporate and operational structure for U.K. sterling asset accumulation business such that exchange translation adjustments of this nature were largely matched against corresponding investment portfolio movements with minimal exchange rate effect on net income.

     Amortization expense did not change significantly in 2001 from 2000. The increase in the amortization of intangible assets in 2000 compared to 1999 primarily related to a full year's charge for ECS and XL Specialty acquired in the second quarter of 1999. In 2002, following the adoption of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives will not be amortized. The Company has commenced an initial assessment of the effect of the adoption of FAS 142 for goodwill, excluding Winterthur International, and will continue this assessment in accordance with the standard. Amortization expense may decrease in 2002 and future periods, however the assessment of any required impairment charge under the new standard has not yet been completed. See Item 8, Note 2(t) to the Consolidated Financial Statements for further discussion.

     Corporate operating expenses in 2001 included a charge of $14.0 million related to Winterthur International integration costs. Corporate operating expenses in 2000 included $5.7 million relating to charges for employee severance and other costs relating to the realignment of Company's operations. 1999 included $45.3 million of charges related to the merger with NAC. Excluding these charges, the net increase in corporate operating expenses in each of the years presented is due to the increase in the corporate infrastructure necessary to support the growing worldwide operations of the Company.

     The increase in interest expense in 2001 over 2000 reflects the effect of $1.1 billion of new debt raised by the Company in the second and third quarters of 2001. The Company raised a further $600.0 million in Guaranteed Senior Notes in January 2002. $350.0 million of the amount raised was used to pay down outstanding revolving credit in February 2002 that would have expired in June 2002. Interest expense is expected to increase in 2002 as a result of a full year's charge for this incremental debt. The continuing existence of the debt at existing interest rates is dependent upon the Company's continued compliance with its debt covenants. For further discussion see the Company's financing structure as outlined in "-Financial Condition and Liquidity."

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

     The change in the Company's income taxes principally reflects the effects of losses arising from the September 11 event and the decline in the profitability of the U.S. operations for each year. Deterioration of the casualty book in 2001, 2000 and 1999 resulted in pre-tax net losses for U.S. operations, generating an income tax benefit for both years. The deferral of tax losses is evaluated based upon the future profitability of the Company's taxable entities and under current projections, the Company anticipates using this asset by 2007. The Company's net deferred tax asset at December 31, 2001 is $419.2 million, which consists principally of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See Item 8, Note 21 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

     The Company's ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The Company regularly provides financial information to these agencies to both maintain and enhance existing ratings.

     The Company's shareholders' equity at December 31, 2001 was $5.4 billion, of which $2.3 billion was retained earnings. Shareholders' equity included the issue of 9.2 million ordinary shares for net proceeds of $787.7 million during the year ended December 31, 2001 to support capital requirements following the September 11 event. These shares were issued under the Company's $1.5 billion universal shelf registration statement filed with the SEC in November 2001. Subsequently, this shelf was replaced by a substantially identical shelf.

     The Company's balance sheet changed significantly since December 31, 2000. The assets and liabilities increased as a result of the purchase of Winterthur International and the effects of the September 11 event. The purchase of Winterthur International increased assets by $4.8 billion and liabilities by $4.6 billion at July 1, 2001. The September 11 event resulted in an increase in loss reserves and reinsurance recoverables of $1.8 billion and $1.1 billion, respectively. The Company's exposure to the September 11 event from Winterthur International is protected through a loss reserve seasoning mechanism. Both loss reserves and reinsurance recoverables increased by $321.0 million. See Item 8, Notes 4 and 5 to the Consolidated Financial Statements.

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

     The establishment of unpaid losses and loss expense reserves also includes reinsurance recoveries. Due to the size of the gross losses arising from the September 11 event and the related reinsurance recoveries and the magnitude of the September 11 event on the reinsurance industry, the Company, in addition to its normal review process, further analyzed the recoverability of these assets. Approximately 96% of the relevant reinsurers currently fall into Standard & Poor's financial strength rating categories or equivalent of A or better, with approximately 65% rated AA or better. Accordingly, the Company believes that substantially all insurance will be recoverable. An allowance has been established for estimated uncollectible recoverables. See Item 8, Note 10 for further information on the Company's reinsurance.

     As at December 31, 2001, currency translation adjustments were $37.3 million. This is shown as part of accumulated other comprehensive loss and primarily related to unrealized losses on foreign currency exchange rate movements at Winterthur International where some operations have a functional currency that is not the U.S. dollar.

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

     The Company's liquidity depends on operating, investing and financing cash flows, discussed below.

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. Operational cash flows during 2001 improved compared to 2000 primarily due to growth in premiums written, including life premiums. Cash flow has not yet been negatively affected by the September 11 event as the majority of losses are in unpaid loss and loss reserves at December 31, 2001. Settlement of these claims is expected to occur mostly throughout 2002. Due to their nature, recoveries are expected to lag. This cash outflow is expected to be partially offset by an anticipated increased flow of premiums in 2002. The Company has reviewed the anticipated cash flow from the September 11 event and believes it has sufficient liquidity to meet its obligations due to the additional capital raised and debt issued in 2001.

     In 2001, 2000 and 1999, the total amount of net losses paid by the Company was $1.8 billion, $1.7 billion and, $1.1 billion respectively. The increase in 2001 compared to 2000 is due to growth in operations and the acquisition of Winterthur International. The increase in 2000 compared to 1999 is due to an increase in the amount of net premiums written by the Company, together with losses paid for the settlement of previously established reserves, particularly catastrophe losses. The higher amount of paid claims in 2000 compared to 1999 contributed to lower operational cash flow in 2000 as compared to 1999.

     In 2001, the Company made the following significant investments:

     (1) On July 25, 2001, the Company completed the acquisition of Winterthur International. This was an all-cash transaction preliminarily valued at approximately $405.6 million at that date. The preliminary purchase price of the acquisition was based on audited financial statements as at December 31, 2000 for the business acquired, and is subject to adjustment based on the audited June 30, 2001 financial statements of Winterthur International. These audited financial statements are not expected to be completed until later in 2002. The Company does not anticipate any significant income statement impact related to the completion of these audited statements. See Item 8, Note 5 to the Consolidated Financial Statements for further information.

     (2) The Company acquired The London Assurance Company of America, Inc., a shell company licensed in forty five U.S. states, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $16.5 million.

     (3) The Company invested a further $185.1 million in affiliates, the majority of which related to investment fund affiliates, and a further $109.0 million in limited partnerships and other investments.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. The repurchase of shares was announced in conjunction with a small dividend increase of $0.04 per share per annum. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization.

     As at December 31, 2001, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $4.4 billion of which $1.6 billion in debt was outstanding. In addition, $2.0 billion of letters of credit were outstanding as at December 31, 2001, 5% of which were collateralized by the Company's investment portfolio supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

     During 2001 and 2000, borrowings under these facilities were $1.2 billion and $250.3 million, respectively, and repayments under the facilities were $50.0 million and $211.0 million, respectively. Borrowings in 2001 were used to repurchase $66.4 million of the Company's shares and for general corporate purposes. The borrowings in 2000 were used as interim funding of share buybacks and were repaid using funds from the equity portfolio. The total pre-tax interest expense on notes and debt outstanding during the years ended December 31, 2001 and 2000 was $65.4 million and $32.1 million, respectively. Associated with the Company's bank and loan commitments are various loan covenants with which the Company was in compliance throughout the year ended December 31, 2001. The Company amended its facilities following the September 11 event in order to modify certain covenants going forward, although as stated above, the Company was in compliance throughout 2001. These facilities contain various cross default provisions and covenants, including a minimum rating requirement, as further described below under "Cross Defaults and Other Provisions In Debt Documents".

     In connection with the weather risk management business, the Company issues guaranties to counterparties in most of its transactions. As of December 31, 2001, a majority of the Company's outstanding weather contracts were due to mature on or before December 31, 2002, at which time the Company may terminate any associated guaranties or continue to enter into new transactions which would extend the obligations under such associated guaranties.

     The following tables present the Company's indebtedness under outstanding securities and lenders' commitments as at December 31, 2001 (U.S. dollars in thousands):

                                                                            PAYMENTS DUE BY PERIOD
                                                                  ----------------------------------------------
                                                         YEAR OF  LESS THAN    1 TO 3     4 TO 5       AFTER 6
NOTES PAYABLE AND DEBT        COMMITMENT   IN USE        EXPIRY    1 YEAR       YEARS      YEARS        YEARS
----------------------       -----------------------------------------------------------------------------------
364-day revolver ............  $ 500,000    $     --      2002     $     --    $   --    $     --    $       --
5-year revolver (1) .........    250,000     250,000      2002      250,000        --          --            --
5-year revolver (1) .........    100,000     100,000      2002      100,000        --          --            --
7.15% Senior Notes ..........    100,000      99,970      2005           --        --     100,000            --
6.58% Guaranteed
   Senior Notes .............    255,000     255,000      2011           --        --          --       255,000
Zero Coupon Convertible
   Debentures (2) ...........    609,692     609,692      2021           --        --          --     1,010,833
Liquid Yield Option
   Notes(TM)2) ..............    290,147     290,147      2021           --        --          --       508,842
Other operating debt ........         68          68      2002           68        --          --            --
                             -----------------------------------------------------------------------------------
Total                         $2,104,907  $1,604,877               $350,068    $   --    $100,000    $1,774,675
                            ====================================================================================

(1) These revolvers were repaid in full on February 19, 2002 and have been terminated.

(2) "Commitment" and "In Use" data represent December 31, 2001 accreted values. "After 6 years" data represents ultimate redemption values for 2021. The convertibles may be "put" or converted by the bondholders at various times prior to the 2021 redemption date. The Company may also choose to "call" the debt from May and September 2004 onwards.

                                                                                  AMOUNT OF COMMITMENT
                                                                                  EXPIRATION PER PERIOD
                                                                      --------------------------------------------

OTHER COMMERCIAL                                             YEAR OF  LESS THAN    1 TO 3     4 TO 5      AFTER 6
COMMITMENTS                         COMMITMENT     IN USE     EXPIRY    1 YEAR       YEARS      YEARS       YEARS
------------------------------------------------------------------------------------------------------------------
Letter of Credit Facilities (1) ... $2,274,000   $2,029,000    2002   $2,274,000        --         --          --

(1) The Company entered into a new secured letter of credit facility in January 2002. The $150.0 million facility is unutilized and will expire at the end of 2002.

     The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks and, in the case of the Winterthur International operations, from the previous owner of those operations. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's. All of the commercial facilities are scheduled for renewal during 2002, and the Winterthur International arrangement will also terminate during 2002. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company's investment portfolio or funds withheld using the Company's cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

     In January 2002, the Company issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012 under the Company's universal shelf registration statement referred to above. The Company has approximately $900.0 million remaining in capacity under this shelf registration statement. The issue price was $99.469 with gross proceeds of $596.8 million. The notes were issued through a finance vehicle referred to under "Special Purpose Vehicles and Other Off-Balance Sheet Arrangements" below and were guaranteed by XL Capital Ltd.

CONVERTIBLE DEBT SECURITIES

     In 2001, the Company consummated two convertible debt securities as further described below and in the indentures relating to such bonds. These bonds carry a zero coupon, meaning that, under normal circumstances, the Company is not required to pay cash interest at any time during the life of the bonds or at maturity.

     In May 2001,  the  Company  issued  $1,010.8  million  principal  amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Zero Coupon Convertible Debentures ("CARZ") at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond, at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis. In September 2001, the Company also issued $508.8 million principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Liquid Yield Option Notes(TM) ("LYONs") at an initial price of $565.01 per bond. The LYONs will also be repaid at $1,000 each, unless converted or repaid before their due date of September 2021, at a total cost of $508.8 million. The accretion rate on the LYONs is 2.875% per annum on a semi-annual basis or 2.89566% per annum on an annual basis. Although both the CARZ and LYONs are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company's Class A
Ordinary Shares before the redemption date. As these features include market-driven features and options available to the Company and bondholders, it is not possible to determine if the bonds will remain outstanding until their scheduled maturity in 2021.

     Each of the CARZ and LYONs provide the bondholders the right to require the Company to repurchase the bonds on predetermined dates ("put" dates) at predetermined values as set forth in the relevant indenture. The put dates for the CARZ occur on May 23 of 2002, 2004, 2006, 2008, 2011 and 2016. The put dates for the LYONs occur on September 7 of 2002, 2003, 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.

     In addition, each of the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company's shares at other times during the life of the bonds should the market price of the Company's shares trade at certain levels. Accordingly, if the Company's share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would have the right to convert the bonds into Class A Ordinary Shares. If converted for shares, each CARZ would be converted into 5.9467 shares and each holder of a LYONs would receive 5.277 shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2002 will be $609.25 determined by adding one year's accretion of 2.6422% per annum on an annual basis to the original issue price of $593.57.

     The holders of each of the CARZ and LYONs also have the right to convert the bonds for shares in the event that the trading price of the bonds for a predetermined period falls below 95% of the value of the equivalent number of shares, provided however, if the shares are trading at a predetermined premium to the accreted price of the bonds, holders may receive cash, shares or a combination thereof in lieu of shares upon conversion.

     These bonds also provide for interest rates to be adjusted in the event that the Company's stock price falls below levels specified in the relevant indenture relative to the conversion price.

     In addition, in the event that the credit ratings assigned to the bonds by Standard & Poor's fall below the specified level of BBB+, the bonds would be convertible into shares at 5.9467 shares per CARZ and 5.277 per LYON. The rating assigned to the bonds at the time of issue was A+. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.

     The bonds become immediately due if an event of default occurs and 25% or more of the bondholders demand repayment of the accreted value at the time of such event. Such an event of default would include failure to pay amounts due on the notes, an event of default occurring under the Company's other credit facilities, or certain other events such as bankruptcy or insolvency of the Company. A further description of the events of default are contained in the indentures and consequences to the Company are described under "Cross Default and Other Provisions in Debt Documents".

     The bonds are also callable as the Company has the right to redeem the bonds for cash, in full or in part, at their accreted value at any time after May 23, 2004, in the case of the CARZ, and September 7, 2004, in the case of the LYONs.

     The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal value ascribed to the puts, as the contingent events of these features are considered unlikely to occur or to the interest rate adjustment feature due to the current trading value of the bonds. Due to the contingent nature of the conversion features of these debt securities, there is no impact on fully diluted earnings (loss) per share at this time.

CROSS-DEFAULT AND OTHER PROVISIONS IN DEBT DOCUMENTS

     The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

     In general, all of the Company's bank facilities, indentures and other documents relating to the Company's outstanding indebtedness (collectively, the "Company's Debt Documents"), as described above, contain cross default provisions to each other and the Company's Debt Documents (other than the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company's insurance and reinsurance operating subsidiaries (other than its AAA financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company's Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company's credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

     Under the Company's 364-day facility, five-year credit facilities and ten-year private placement notes described above, in the event that the Company fails to maintain a claims paying rating of at least A from A.M. Best or the Company's insurance and reinsurance rated operating subsidiaries (other than its AAA financial guaranty companies) fail to maintain a rating of at least A from S&P, an event of default would occur.

     Each of the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under both the LYONs and 6.5% Guaranteed Senior Notes indentures. Under the CARZ indenture, in the event that the Company defaults in the payment of indebtedness in the amount of $100 million or more, an event of default would be triggered.

     Given that all of the Company's Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

     In addition, the Company's unsecured Lloyd's letter of credit facility provides that, in the event that the Company's insurance and reinsurance rated operating subsidiaries fall below A (as generally measured by the lower of the financial strength rating from A.M. Best or S&P at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

SPECIAL PURPOSE VEHICLES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS

     The Company utilizes special purpose vehicles to a limited extent both indirectly and directly in the ordinary course of the Company's business. At the transactional level, the Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers' ability to charge fees for specified services or projects, and corporate risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through off-balance sheet vehicles. In synthetic transactions, the Company guarantees payment obligations of counterparties, including special purpose vehicles, under credit default swaps referencing asset portfolios. The Company only provides financial guaranty insurance, or indirectly reinsurance, of these vehicles for fixed premiums at market rates but does not hold any equity positions or subordinated debt in these off-balance sheet arrangements. Accordingly, these vehicles are not consolidated.

     The Company has a 38% direct investment in an asset-backed commercial paper company that invests funds provided through a commercial paper and a Euro Medium Term Note program. The assets of this company are guaranteed by an unrelated third party. The Company has a further indirect investment that does not provide any additional control. The Company accounts for this investment on an equity basis. The Company has loaned a $30.0 million note to this investment company. The investment company has assets and liabilities of $950.0 million at December 31, 2001 and generated income net of start-up costs totaling $1.2 million. The
Company believes its investment in this company and note receivable are realizable

     The Company created XL Capital Finance (Europe) plc to facilitate the January 2002 issue of 6.5% Guaranteed Senior Notes referred to above. This finance vehicle is wholly-owned and controlled by the Company and, therefore, will be consolidated in the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Item 8, Note 2(t) to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

CURRENT OUTLOOK

     Prior to the September 11 event, premium rates in 2001 across the majority of the Company's property and casualty lines of business had begun to increase after several years of intense competition. Since the September 11 event, the largest ever man-made insured loss in recent history, premium rates, terms and conditions have significantly improved. The favorable changes have also had the effect of attracting new entrants to the industry, which to date has only affected the Company to a limited extent. The Company believes that, given its global presence with the acquisition of Winterthur International, it is well positioned to participate in a strong recovery in the property and casualty insurance and reinsurance markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The Company is exposed to potential loss from various market risks, including changes in interest rates, foreign currency exchange rates, equity prices and commodity values, as it relates to the Company's participation in the weather risk management market. The Company manages its market risks based on guidelines established by senior management. The Company enters into derivatives and other financial instruments for trading and risk management purposes. These derivative instruments are carried at fair market value with the resulting gains and losses recognized in income in the period in which they occur.

     This risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk ("VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally "Cautionary Note Regarding Forward-Looking Statements."

COMMODITY RISK

     The Company offers weather risk management products in insurance or derivative form to end-users, while hedging the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather derivatives trading portfolio. As of the year ended December 31, 2001, a majority of the Company's outstanding weather contracts were due to mature on or before December 31, 2002. The fair values of these transactions are determined using quantitative analysis. The models used to determine these fair values are consistent with the models used to estimate the Company's VaR exposure to weather risk.

     MARKET RISK

     Market risk for the Company's commodity portfolio relates to changes in underlying weather conditions (i.e., changes in climatic variables such as temperature and precipitation). The Company has underwritten risks in Asia, Europe, and North America, with its primary market risk related to temperature changes within the United States.

     The Company manages its weather portfolio by employing a variety of strategies. These strategies include geographical and directional diversification of risk exposures, direct hedging within the capital markets, and reinsurance. Portfolio risk management is undertaken on a Company-wide basis, rather than on an individual product basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance as established by the Company's senior management.

     VALUE-AT-RISK

     A statistical technique known as VaR is one of the tools used by management to measure, monitor and review the market risk exposures of the Company's weather risk portfolio. VaR, as it relates to commodity risk, is calculated on a daily basis by the Company's risk management professionals and distributed daily to the appropriate members of management. The Company estimates VaR based on the historical simulation of each of the seasonal books into which weather transactions are segregated.

     The Company's high, low and average aggregate seasonal VaR amounts during 2001 were $48.6 million, $4.7 million and $30.1 million, respectively, calculated at a 99% confidence level. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolio. Since VaR statistics are estimates based on historical position and market data, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company's actual future losses will not exceed its VaR amounts.

     CREDIT RISK

     The Company is exposed to credit risk, or the risk that counterparties to weather transactions will fail to perform their contractual payment or other obligations leading to possible losses. In order to control its risk exposures, the Company has implemented a credit risk control framework centered on a management credit committee, credit policies and credit limits. All credit-sensitive transactions are reviewed and approved by the Company's risk management personnel and/or management credit committee and exposures are accommodated under authorized credit limits before the Company enters into weather derivative transactions. To address counterparty risk concerns and to support credit exposures in certain cases, the Company may require counterparties to provide a guaranty or a letter of credit or to post margin or collateral. The Company monitors its credit exposures on a continual basis to ensure adherence to all policies and limits.

     The following table  summarizes the movement in the fair value of contracts
outstanding  during  the  year  ended  December,   31,  2001  (U.S.  dollars  in
thousands):

     Fair value of contacts outstanding, beginning of the year .....  $     --
     Contracts realized or otherwise settled .......................   (22,626)
     Fair value of new contracts ...................................    38,072
     Other changes in fair value ...................................   (16,550)
                                                                      --------
     Fair value of contracts outstanding, end of year ..............  $ (1,104)
                                                                      ========

     The following table summarizes the maturity of contracts outstanding at December 31, 2001 (U.S. dollars in thousands):

                                                                                           GREATER
                                                       LESS THAN 1     1-3         4-5      THAN 5    TOTAL FAIR
SOURCE OF FAIR VALUE                                      YEAR        YEARS       YEARS      YEARS       VALUE
                                                       ----------------------------------------------------------
Prices actively quoted ................................  $    39     $   --      $  --      $  --        $    39
Prices based on models and other valuation methods ....   (2,369)     1,226         --         --         (1,443)
                                                       ----------------------------------------------------------
Total fair value of contracts outstanding .............  $(2,330)    $1,226      $  --      $  --        $(1,104)
                                                       ==========================================================

     The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures its market, credit, operational and legal risks. The Company's senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Due to the changing nature of the global marketplace, the Company's risk management policies, procedures and methodologies are evolving and are subject to ongoing review and modification. Market, credit, operational, legal and other risks are inherent in the Company's weather risk management business and cannot be wholly eliminated or reduced despite the Company's risk management policies, procedures and methodologies, which are subject to limitations and assumptions.

     Beginning in 2002, the Company anticipates entering the energy risk management market, particularly in respect of natural gas and electricity, and applying methodologies for determining fair value and VaR generally consistent with those used in relation to its weather based business.

     OPERATIONAL RISK

     Operational risk refers generally to the risk of loss resulting from the Company's weather risk trading operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's operating systems, and inadequacies or breaches in the Company's control procedures and processes. The Company relies on the ability of its employees and systems to process its transactions, because weather transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer, among other things, financial loss, regulatory sanctions, reputation damage or other material adverse consequences.

     In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company's weather risk management business has implemented procedures that require that all transactions are accurately recorded and properly reflected in the Company's books and records and are confirmed with counterparties at least annually. Critical systems are backed up on a daily basis, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and internal audit reviews as a further check on operational risk. Moreover, trading position valuations are subject to periodic independent review and audit.

     LEGAL RISK

     Legal risk, generally, is the risk that a derivative transaction will not be properly documented. Proper documentation is critical to assure not only that a counterparty has the authority to enter into the transaction, but also that derivative transactions are enforceable as negotiated between parties and excluded from preferential transfer provisions in the event of counterparty insolvency. As a result, the Company obtains an executed International Swap Dealers Association, Inc. ("ISDA") Master Agreement or a form of confirmation which incorporates by reference the ISDA Master Agreement and Schedule.

     The ISDA Master Agreement Schedule adopted and periodically enhanced by the Company incorporates, among other provisions, the following contractual protections: the netting of transactions between the Company and the counterparty; a right of set-off for the Company; a representations and warranties provision; and a customized event of default and termination section (typically based upon credit ratings downgrades identified by the Company's risk management department). Further, legal documentation may be required when the
Company  enters  into  a  weather   derivative   transaction   with  a  non-U.S.
counterparty.

     The Company anticipates that further regulation of weather and energy derivative contracts is reasonably likely to occur based upon recent events and failures in the energy market. Based upon the evolving regulatory developments in energy trading, the Company will continue to monitor and enhance its credit, operational and legal procedures and processes to comply with future regulation.

INVESTMENT MARKET RISK

     The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by, among other things, changes in interest rates, equity prices and foreign currency exchange rates. External investment professionals manage the Company's portfolio under the direction of the Company's management in accordance with detailed investment guidelines provided by the Company. These guidelines encompass investments in derivatives. Derivatives can only be utilized for purposes of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments are incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines.

     VALUE-AT-RISK

     VaR is one of the tools used by management to measure potential losses in fair values using historical rates, market movements, credit spreads and default rates to estimate the volatility and correlation of these factors to calculate the maximum loss that could occur over a defined period of time given a certain probability. The VaR of the investment portfolio and all investment related derivatives at December 31, 2001 was approximately $351.0 million and $18.0 million, respectively.

     VAR METHODOLOGY, ASSUMPTIONS AND LIMITATIONS

     The Company's investment VaR is computed by an affiliate that uses a technique called "Monte Carlo simulation." The Monte Carlo simulation projects thousands of possible different prices of equity securities, fixed income securities, derivatives and currencies, taking into account the volatility of each security and the historical correlation between security price changes in a one-month forecast horizon. VaR is calculated based on a 95% confidence level and the result is presented as an absolute VaR.

     INTEREST RATE AND EQUITY PRICE RISK

     An immediate 100 basis point adverse shift in the treasury yield curve would result in a decrease in total return of 5.0% or $542.0 million on the Company's fixed income portfolio as of December 31, 2001. In evaluating the impact of price changes of the equity portfolio, a 10% change in equity prices would affect total return by approximately $55.0 million at December 31, 2001.

     The Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

     The Company also uses derivative investments to add value to the investment portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

     At December 31, 2001, bond and stock index futures outstanding were $695.6 million with underlying investments having a market value of $9.7 billion. Losses of $1.0 million were realized on these contracts for the year ended December 31, 2001. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $82.4 million, respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

     FOREIGN CURRENCY EXCHANGE RISK

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 2001, forward foreign exchange contracts with notional principal amounts totaling $45.6 million were outstanding. The fair value of these contracts as at December 31, 2001 was $45.7 million with unrealized gains of $0.1 million. For the year ended December 31, 2001, realized gains of $5.3 million and unrealized gains of $2.3 million were recorded in net realized and unrealized gains and losses on derivative instruments. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2001 would have resulted in approximately $23.5 million of unrealized losses and $18.4 million in unrealized gains, respectively.

     CREDIT RISK

     The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure.

EMBEDDED DEBT DERIVATIVES

     The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal fair value ascribed to (i) the puts, as the contingent events of these features are considered unlikely to occur or (ii) the interest rate adjustment feature due to the current trading value of the bonds.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, the Company's Annual Report to Shareholders, any proxy state-
ment,  any other  Form 10-K,  Form 10-Q or Form 8-K of the  Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or significant as the Company is currently projecting; (ii) the size of the Company's claims may change due to the preliminary nature of reports and estimates of loss and damage, particularly in relation to the attacks in the United States on September 11, 2001; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments and the Company's access to such markets; (x) the potential impact of U.S. solutions to make available insurance coverage for acts of terrorism; (xi) developments in the Enron Corp. bankruptcy proceedings or other developments related to Enron Corp. insofar as they affect property and casualty insurance and reinsurance coverages; (xii) availability of borrowings and letters of credit under the Company's credit facilities; (xiii) changes in regulation or tax laws applicable to the Company and its subsidiaries, brokers or customers; (xiv) acceptance of the Company's products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xxiv) the other factors set forth in the Company's other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES                PAGE

Consolidated Balance Sheets as at December 31, 2001 and 2000 ................ 46
Consolidated Statements of Income and Comprehensive income
   for the years ended December 31, 2001, 2000 and 1999 ..................... 47
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2001, 2000 and 1999 ......................................... 48
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999 ......................................... 49
Notes to Consolidated Financial Statements for the years ended
   December 31, 2001, 2000 and 1999 ......................................... 50

                                 XL CAPITAL LTD
          CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2001 AND 2000
                (U.S. dollars in thousands, except share amounts)

                                   A S S E T S
                                                           2001          2000
                                                        ------------------------
Investments:
   Fixed maturities at fair value (amortized cost:
      2001, $10,945,568; 2000, $8,714,196) ...........  $10,831,927  $8,605,081
   Equity securities, at fair value
      (cost: 2001, $575,090; 2000, $515,440) .........     547,805      557,460
   Short-term investments, at fair value
      (amortized cost: 2001, $1,050,015;
       2000, $347,147) ...............................   1,050,113      339,007
                                                        ------------------------
          Total investments available for sale .......  12,429,845    9,501,548
   Investments in affiliates .........................   1,037,344      792,723
   Other investments .................................     273,528      177,651
                                                        ------------------------
          Total investments ..........................  13,740,717   10,471,922
Cash and cash equivalents ............................   1,863,861      930,469
Accrued investment income ............................     180,305      143,235
Deferred acquisition costs ...........................     394,258      309,268
Prepaid reinsurance premiums .........................     846,081      391,789
Premiums receivable ..................................   2,182,348    1,119,723
Reinsurance balances receivable ......................   1,246,106      196,002
Unpaid losses and loss expenses recoverable ..........   5,033,952    1,339,767
Intangible assets (accumulated amortization:
   2001, $194,045; 2000, $135,476) ...................   1,616,943    1,591,108
Deferred tax asset, net ..............................     419,222      152,168
Other assets .........................................     439,282      296,501
                                                        ------------ -----------
          Total assets ...............................  $27,963,075  $16,941,952
                                                        ===========  ===========
        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
Liabilities:
Unpaid losses and loss expenses ......................  $11,825,680  $5,672,062
Deposit liabilities and policy benefit reserves ......   2,374,164    1,209,926
Unearned premiums ....................................   2,682,089    1,741,393
Notes payable and debt ...............................   1,604,877      450,032
Reinsurance balances payable .........................   1,672,122      441,900
Net payable for investments purchased ................   1,247,027    1,372,476
Other liabilities ....................................   1,071,402      439,433
Minority interest ....................................      48,530       41,062
                                                        ------------ -----------
          Total liabilities ..........................  $22,525,891  $11,368,284
                                                        ============ ===========
Commitments and Contingencies

Shareholders' Equity:
  Authorized, 999,990,000 Class A ordinary shares,
    par value $0.01
    Issued and outstanding: (2001, 134,734,491;
      2000, 125,020,676) .............................     $ 1,347      $ 1,250
Contributed surplus ..................................   3,378,549    2,497,416
Accumulated other comprehensive loss .................    (213,013)    (104,712)
Deferred compensation ................................     (27,177)     (17,727)
Retained earnings ....................................   2,297,478    3,197,441
                                                        ------------ -----------
      Total shareholders' equity .....................  $5,437,184   $5,573,668
                                                        ------------ -----------
      Total liabilities and shareholders' equity .....  $27,963,075  $16,941,952
                                                        ============ ===========

           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              (U.S. dollars in thousands, except per share amounts)

                                                                      2001         2000         1999
                                                                   ------------------------------------
REVENUES:
   Net premiums earned - general operations .....................  $2,779,927   $2,035,240   $1,750,006
   Net premiums earned - life operations ........................     695,595           --           --
   Net investment income ........................................     562,606      542,500      525,318
   Net realized (losses) gains on investments ...................     (93,237)      45,090       66,800
   Net realized and unrealized (losses) gains on
      derivative instruments ....................................     (12,176)       5,481       27,556
   Equity in net income of investment affiliates ................      80,580       70,032       43,865
   Fee income and other .........................................      43,464       14,793      100,400
                                                                   ------------------------------------
       Total revenues ...........................................   4,056,759    2,713,136    2,513,945
                                                                   ------------------------------------
EXPENSES:
   Net losses and loss expenses incurred - general operations ...   2,918,898    1,432,559    1,304,304
   Claims and policy benefit reserves - life operations .........     698,675           --           --
   Acquisition costs ............................................     639,046      485,796      380,980
   Operating expenses ...........................................     422,673      316,892      308,083
   Exchange losses (gains) ......................................      12,184      (59,621)         (58)
   Interest expense .............................................      65,350       32,147       37,378
   Amortization of intangible assets ............................      58,569       58,597       49,141
                                                                   ------------------------------------
       Total expenses ...........................................   4,815,395    2,266,370    2,079,828
                                                                   ------------------------------------
(Loss) income before minority interest, income tax expense
      and equity in net income of insurance affiliates ..........    (758,636)     446,766      434,117
   Minority interest in net income of subsidiary ................       2,113        1,093          220
   Income tax benefit ...........................................    (189,914)     (56,356)     (39,570)
   Equity in net loss (income) of insurance affiliates ..........       5,300       (4,323)       2,958
                                                                   ------------------------------------
Net (loss) income ...............................................  $ (576,135)  $  506,352   $  470,509
                                                                   ------------------------------------
Change in net unrealized appreciation of investments ............     (71,004)    (118,321)    (211,842)
Foreign currency translation adjustments ........................     (37,297)      (5,702)      (4,032)
                                                                   ------------------------------------
Comprehensive (loss) income .....................................  $ (684,436)  $  382,329   $  254,635
                                                                   ====================================
Weighted average ordinary shares and ordinary share
   equivalents outstanding - basic ..............................     126,676      124,503      127,601
                                                                   ====================================
Weighted average ordinary shares and ordinary share
   equivalents outstanding - diluted ............................     126,676      125,697      130,304
                                                                   ====================================
(Loss) earnings per ordinary share and ordinary share
   equivalent - basic ...........................................  $    (4.55)  $     4.07   $     3.69
                                                                   ====================================
(Loss) earnings per ordinary share and ordinary share
   equivalent - diluted .........................................  $    (4.55)  $     4.03   $     3.62
                                                                   ====================================

           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S. dollars in thousands)



                                              2001         2000         1999
                                           ------------------------------------
ORDINARY SHARES:
  Balance - beginning of year ............ $    1,250   $    1,278   $    1,287
  Issue of shares ........................         94           --            1
  Exercise of stock options ..............         18           23            5
  Repurchase of shares ...................        (15)         (51)         (15)
                                           ------------------------------------
      Balance - end of year ..............      1,347        1,250        1,278
                                           ------------------------------------
CONTRIBUTED SURPLUS:
  Balance - beginning of year ............  2,497,416    2,520,136    2,508,062
  Issue of shares ........................    808,916        2,652       15,951
  Exercise of stock options ..............    103,135       74,538       11,711
  Repurchase of shares ...................    (30,918)     (99,910)     (15,588)
                                           ------------------------------------
      Balance - end of year ..............  3,378,549    2,497,416    2,520,136
                                           ------------------------------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
  Balance - beginning of year ............   (104,712)      19,311      235,185
  Net change in unrealized gains on
    investment portfolio, net of tax .....    (72,272)    (112,031)    (213,482)
  Net change in unrealized gains on
    investment portfolio of affiliate ....      1,268       (6,290)       1,640
  Currency translation adjustments .......    (37,297)      (5,702)      (4,032)
                                           ------------------------------------
      Balance - end of year ..............   (213,013)    (104,712)      19,311
                                           ------------------------------------

DEFERRED COMPENSATION:
  Balance - beginning of year ............    (17,727)     (28,797)     (22,954)
  (Issue) forfeit of restricted shares ...    (19,802)       1,555      (13,603)
  Amortization ...........................     10,352        9,515        7,760
                                           ------------------------------------
      Balance - end of year ..............    (27,177)     (17,727)     (28,797)
                                           ------------------------------------

RETAINED EARNINGS:
  Balance - beginning of year ............  3,197,441    3,065,150    2,891,023
  Net (loss) income ......................   (576,135)     506,352      470,509
  Cash dividends paid ....................   (237,628)    (225,572)    (212,659)
  Repurchase of shares ...................    (86,200)    (148,489)     (83,723)
                                           ------------------------------------
      Balance - end of year ..............  2,297,478    3,197,441    3,065,150
                                           ------------------------------------
Total shareholders' equity ............... $5,437,184   $5,573,668   $5,577,078
                                           ====================================

           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S. dollars in thousands)

                                                                                 2001          2000        1999
                                                                            =======================================
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income ......................................................  $  (576,135)  $   506,352   $   470,509
                                                                            ---------------------------------------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Net realized losses (gains) on sales of investments ....................       93,237       (45,090)      (66,800)
  Net realized and unrealized losses (gains) on derivative instruments ...       12,176        (5,481)      (27,556)
  Amortization of discounts on fixed maturities ..........................      (38,589)      (47,099)      (14,429)
  Equity in net income of investment and insurance affiliates ............      (75,280)      (74,355)      (40,907)
  Amortization of deferred compensation ..................................       10,352         8,861         7,657
  Amortization of intangible assets ......................................       58,569        58,597        49,141
  Unpaid losses and loss expenses ........................................    3,555,484       259,728       411,396
  Unearned premiums ......................................................      427,613       244,017       131,767
  Premiums receivable ....................................................       76,076         6,674      (166,027)
  Unpaid losses and loss expenses recoverable ............................   (2,360,127)     (506,242)     (212,928)
  Policy benefit reserves ................................................      623,298            --            --
  Prepaid reinsurance premiums ...........................................     (277,053)     (174,475)       (1,848)
  Reinsurance balances receivable ........................................   (1,025,413)      (46,122)      (25,109)
  Reinsurance balances payable ...........................................      831,364        46,076       204,256
  Deferred tax asset .....................................................     (267,054)      (54,240)      (55,924)
  Other ..................................................................      369,084        85,250      (173,964)
                                                                            ---------------------------------------
      Total adjustments ..................................................    2,013,737      (243,901)       18,725
                                                                            ---------------------------------------
  Net cash provided by operating activities ..............................    1,437,602       262,451       489,234
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of fixed maturities and short-term investments ......   28,396,278    22,287,287    15,664,591
  Proceeds from redemption of fixed maturities and
      short-term investments .............................................    1,543,550       460,733       134,565
  Proceeds from sale of equity securities ................................      882,501     1,480,853     1,017,177
  Purchases of fixed maturities and short-term investments ...............  (31,975,544)  (22,798,463)  (16,075,719)
  Purchases of equity securities .........................................     (739,872)   (1,071,351)     (803,728)
  Investments in affiliates, net of dividends received ...................     (185,106)     (180,818)     (342,142)
  Acquisition of subsidiaries, net of cash acquired ......................     (262,001)       (3,094)     (173,206)
  Other investments ......................................................     (108,993)      (55,917)     (120,717)
  Fixed assets and other .................................................      (21,898)      (31,176)      (35,642)
                                                                            ---------------------------------------
Net cash (used in) provided by investing activities ......................   (2,471,085)       88,054      (734,821)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issue of shares ........................................................      787,678            --            --
  Proceeds from exercise of stock options ................................      105,233        74,561        14,083
  Repurchase of shares ...................................................     (117,133)     (248,450)      (99,344)
  Dividends paid .........................................................     (237,628)     (225,572)     (212,659)
  Proceeds from notes payable and debt ...................................    1,172,533       250,300       328,700
  Repayment of notes payable and debt ....................................      (50,000)     (211,000)     (541,472)
  Deposit liabilities ....................................................      306,664       372,033       837,893
  Minority interest ......................................................          (24)       10,892        (4,900)
                                                                            ---------------------------------------
Net cash provided by financing activities ................................    1,967,323        22,764       322,301
Effects of exchange rate changes on foreign currency cash ................         (448)         (549)          161
Increase in cash and cash equivalents ....................................      933,392       372,720        76,875
Cash and cash equivalents - beginning of year ............................  $   930,469   $   557,749   $   480,874
                                                                            =======================================
Cash and cash equivalents - end of year ..................................  $ 1,863,861   $   930,469   $   557,749
                                                                            =======================================
Net taxes received (paid) ................................................  $    10,025   $    13,347   $   (30,246)
                                                                            =======================================
Interest paid ............................................................  $   (36,509)  $   (30,505)  $   (28,268)
                                                                            =======================================

           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31 2001, 2000 AND 1999
              (U.S. dollars in thousands, except per share amounts)


1. HISTORY

     XL Capital Ltd (the "Company") is a holding company organized under the laws of the Cayman Islands. The Company was incorporated on March 16, 1998, as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986, in connection with EXEL Limited's merger with Mid Ocean Limited, a Cayman Islands corporation. The Company operated under the name EXEL Limited from completion of the merger until February 1, 1999, when its current name was approved by the requisite vote of the Company's shareholders. The Company is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

     On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations ("Winterthur International") to extend its predominantly North American based large corporate business globally. Effective July 1, 2001, the Company's results include Winterthur International. See Note 5 for additional information.

     In 1999, XL Capital Ltd merged with NAC Re Corp ("NAC"), a Delaware corporation. NAC was organized in 1985 and writes property and casualty insurance and reinsurance in the U.S., Canada and Europe. Subsequent to the merger, the Company amended its financial year from November 30 to December 31.

     XL Re Ltd, formerly XL Mid Ocean Re, was organized under the laws of Bermuda in 1992 initially to write property catastrophe reinsurance following a reduction in market capacity due to the effects of severe hurricanes that struck the southeastern United States in the late 1980s and early 1990s.

     The Company further expanded into the U.S. in 1999 by completing the acquisition of both Intercargo Corporation and ECS, Inc. Intercargo, renamed XL Specialty, underwrites specialty insurance products for companies engaged in international trade, including customs bonds and marine cargo insurance. ECS is an underwriting manager, which specializes in environmental insurance coverages and risk management services.

     XL London Market, formerly XL Brockbank which comprised both Brockbank and Denham Syndicate Management Limited, is organized under the laws of the U.K. and is a leading Lloyd's managing agency that provides underwriting and similar services to four Lloyd's syndicates. The Company provides 100% of the capacity for two of these syndicates. These syndicates underwrite property, marine and energy, aviation, satellite, professional indemnity and other specialty lines of insurance and reinsurance to a global client base.

     In July 1999, the Company entered into a venture with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company, Le Mans Re. Le Mans Re underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business.

     In 1999, the Company made strategic minority investments in two investment management firms. The Company acquired minority investments in Highfields Capital Management LP, a global equity investment firm, and MKP Capital Management, a New York based fixed income investment manager specializing in mortgage-backed securities.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES

     (A) BASIS OF PREPARATION AND CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. GAAP ("GAAP"). Effective July 1, 2001, they include the acquired Winterthur International operations under the purchase method of accounting, described in
Note 5. The consolidated financial statements also include the merger with NAC, which occurred in June 1999, and which has been accounted for as a pooling of interests. Results of operations, statements of position and cash flows include NAC as though it had always been a part of the Company. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include the loss events of September 11, 2001, described in Note 4. Actual results could differ from these estimates.

     Certain reclassifications have been made to prior year consolidated financial statement amounts to conform to current year presentation.

     (B) PREMIUMS AND ACQUISITION COSTS

     Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guaranty installment premiums are recorded as premiums written when reported. Premiums are earned on a monthly pro-rata basis over the period the coverage is provided. Financial guaranty insurance premiums are earned over the life of the exposure. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded to other insurance companies.

     Reinstatement premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are earned over the remaining risk period.

     Premiums from long duration contracts that transfer significant mortality or morbidity risks are recognized as revenue and earned when due from policyholders. Premiums from long duration contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are accounted for as deposit liabilities, discussed further in Note 2(m).

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

     (C) REINSURANCE

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are expensed over the remaining risk period. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for estimated unrecoverable reinsurance.

     (D) FEE INCOME AND OTHER

     Fee income and other includes fees earned for insurance related services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined. Fee income and other also includes changes in the fair value of weather risk management products, as discussed in Note 2(e).

     (E) DERIVATIVE INSTRUMENTS AND WEATHER RISK MANAGEMENT PRODUCTS

     The Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments including those embedded in other contracts (collectively referred to as derivatives), and for hedging activity. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Non-exchange traded weather products are not covered by FAS 133, however they are also recorded at fair value. The Company adopted FAS 133, as amended, as of January 1, 2001. The Company conducts activities in three main types of instruments: credit default swap derivatives, weather risk management products and investment related derivative instruments. There was no significant impact from the adoption of FAS 133. See Note 14 for further information on these derivative instruments.

     CREDIT DEFAULT SWAP DERIVATIVES

     The Company considers credit default swaps to be, in substance, financial guaranty contracts as the Company intends to hold them to maturity. Fair value is determined using a model developed by the Company and is dependent upon a number of factors including changes in interest rates, credit spreads, changes in credit quality and other market factors. The change in fair value in a period is split between premiums, net losses and loss expenses, and net realized and unrealized gains and losses on derivative instruments. The change resulting from movements in credit and quality spreads is unrealized as the credit default swaps are not traded to realize this value and is included in net realized and unrealized gains and losses on derivative instruments. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Prior to the adoption of FAS 133, the net premiums earned and loss and loss expenses were included in fee income and other.

     WEATHER RISK MANAGEMENT PRODUCTS

     Weather risk management products are recorded at fair value with the changes in fair value included in fee income and other. Fair value is determined using a quantitative analytical model developed by the Company and is dependent upon a number of factors including, among others, realized weather results, forecasted weather conditions, changes in interest rates and other market factors.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVESTMENT RELATED DERIVATIVE INSTRUMENTS

     The Company uses investment derivatives to manage duration and currency exposure for its investment portfolio. None of these investment derivatives are designated hedges, and accordingly, financial futures, options and forward currency contracts are carried at fair value, with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses on derivative instruments.

     (F) INVESTMENTS AVAILABLE FOR SALE

     Investments are considered available for sale and are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments, net of tax, is included in accumulated other comprehensive loss. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined. An other than temporary decline is also considered to occur in investments where there has been a sustained reduction in market value and the Company has considered any mitigating factors.

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

     (G) CASH EQUIVALENTS

     Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

     (H) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive loss.

     Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income. Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

     (I) INVESTMENTS IN AFFILIATES

     Investments in which the Company has significant influence over the operations are classified as affiliates and are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Significant influence is deemed to exist where the Company has an investment of 3% or greater in closed end funds or limited partnerships. Significant influence is considered for other strategic investments on a case-by-case basis. The equity in net income of affiliates is shown separately between equity in net income of strategic insurance affiliates and equity in net income of investment fund related affiliates.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (J) OTHER INVESTMENTS

     The Company accounts for its other investments on a cost basis, as it has no significant influence over these entities. Investments are written down to their estimated realizable value where management considers there is an other than temporary decline in value, based on financial information received. Income is recorded when received.

     (K) AMORTIZATION OF INTANGIBLE ASSETS

     Intangible assets primarily represent goodwill recorded in connection with the Company's business combinations and are amortized on a straight-line basis over the expected life of the related operations acquired, not exceeding 40 years. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to income at that time. See Note 2(t) for further information.

     (L) LOSSES AND LOSS EXPENSES

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

     The reserve for losses incurred but not reported is estimated by management and reviewed by independent actuaries, based on loss development patterns determined by reference to the Company's underwriting practices, the policy form, type of insurance program and the experience of the relevant industries.

     Certain workers compensation reserves are considered fixed and determinable and are subject to tabular reserving. Such tabular reserves are discounted.

     Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company's total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

     (M) DEPOSIT LIABILITIES

     Contracts entered into by the Company which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. Accretion expense is recorded against investment income generated from the related invested assets. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as an adjustment to interest income to reflect the cumulative effect to date of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (N) POLICY BENEFIT RESERVES

     Long duration contracts that do transfer significant mortality or morbidity risks to the Company are accounted for as insurance contracts and policy benefit reserves are established based on the present value of the estimated ultimate liability. An initial accretion rate is established based on actuarial estimates and the policy benefit reserve is increased to the estimated amounts payable over the term of the contract. This accretion charge is recorded in the period as life claims and policy benefit reserves. The Company periodically reassesses the estimated ultimate policy benefits. Any changes to this estimate will be reflected as an adjustment to life claims and policy benefit reserves to reflect the cumulative effect to date of the period the contract has been in force and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

     (O) INCOME TAXES

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

     (P) STOCK PLANS

     The Company accounts for stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock option grants and stock appreciation rights is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

     (Q) PER SHARE DATA

     Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

     (R) SPECIAL PURPOSE VEHICLES

     The Company accounts for its investments in and relationships with special purpose vehicles in accordance with GAAP. The Company considers several factors to determine whether effective control exists. These factors include, but are not limited to, the initial equity investment made in the vehicle, the degree of exposure to the risks of the underlying assets and liabilities of the vehicle and the potential to benefit from the rewards. Those special purpose vehicles that the Company deems necessary to consolidate are accounted for in accordance with the accounting policy for subsidiaries in Note 2(a). Those which the Company does not consider should be consolidated are accounted for in accordance with the terms of the transactions and contractual agreements in place.

     GAAP is potentially subject to change during 2002 and this accounting policy will be amended if necessary. See Note 15(a) to the Consolidated Financial Statements for further discussion.

     (S) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of certain assets and liabilities are based on published market values, if available, or estimates of fair values of similar issues.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (T) RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets," in July 2001. The Company has adopted these standards for the acquisition of Winterthur International. FAS 141 addresses financial accounting and reporting for the acquisition of other companies and is applicable for new transactions effective after June 30, 2001. For previous transactions, this standard is effective for fiscal years beginning after December 15, 2001. FAS 142 addresses financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. The Company has commenced an initial assessment of the effect of the adoption of FAS 142 for goodwill, excluding Winterthur International, and will continue this assessment in accordance with the standard. Amortization expense may reduce in 2002 and future periods, however the assessment of any required impairment charge has not yet been completed.

3. SEGMENT INFORMATION

     The Company is organized into three underwriting segments - insurance, reinsurance, and financial products and services - in addition to a corporate segment that includes the investment and financing operations of the Company. Lloyd's syndicates are part of the insurance segment but are described
separately.   The  Company  evaluates  performance  of  each  segment  based  on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, management does not currently allocate assets by segment as it considers the underwriting results separately from the performance of the investment portfolio.

     Certain business written by the Company has loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. General operations and Life operations are disclosed separately within each segment. General operations include property and casualty lines of business and financial products and services.

     INSURANCE OPERATIONS - EXCLUDING LLOYD'S SYNDICATES

     Insurance business written includes general liability, other liability including directors and officers, professional and employment practices liability, environmental liability, property, program business, marine, aviation, satellite and other product lines including customs bonds, surety, political risk and specialty lines.

     INSURANCE OPERATIONS - LLOYD'S SYNDICATES

     The Lloyd's syndicates write property, marine and energy, aviation and satellite, professional indemnity, liability coverage and other specialty lines.

     REINSURANCE OPERATIONS

     Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally: general liability; professional liability; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requires that its property catastrophe contracts provide for aggregate limits and varying attachment points.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


3. SEGMENT INFORMATION (CONTINUED)

     FINANCIAL PRODUCTS AND SERVICES

     Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions and weather risk management products. While each of these is unique and is tailored for the specific needs of the insured or user, they are often multi-year contracts. Due to the nature of these types of contracts, premium volume as well as underwriting results can vary significantly from period to period.

     The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income or loss:

                                                                                     FINANCIAL
                                                          LLOYD'S                   PRODUCTS AND
YEAR ENDED DECEMBER 31, 2001:             INSURANCE     SYNDICATES     REINSURANCE    SERVICES      TOTAL
----------------------------             --------------------------------------------------------------------
GENERAL OPERATIONS:
Net premiums earned ..................   $ 1,222,196     $ 481,307     $ 1,029,618     $46,806    $ 2,779,927
Fee income and other .................        22,065        (3,707)         (7,180)     32,286         43,464
Net losses and loss expenses .........       859,812       610,823       1,428,772      19,491      2,918,898
Acquisition costs ....................       187,443       155,804         292,069       3,730        639,046
Operating expenses (2) ...............       178,530        22,215          87,169      42,404        330,318
Exchange losses ......................         4,924         3,198           4,062          --         12,184

LIFE OPERATIONS:
Life premiums earned .................            --            --         695,595          --        695,595
Claims and policy benefit reserves ...            --            --         698,675          --        698,675
                                         --------------------------------------------------------------------
Underwriting profit (loss) ...........   $    13,552     $(314,440)    $  (792,714)    $13,467    $(1,080,135)
Net investment income ................                                                                562,606
Net realized losses on investments ...                                                                 93,237
Net realized and unrealized losses
  on derivative instruments ..........                                                                 12,176
Equity in net income of affiliates ...                                                                 75,280
Interest expense .....................                                                                 65,350
Amortization of intangible assets ....                                                                 58,569
Corporate operating expenses (3) .....                                                                 92,355
Minority interest ....................                                                                  2,113
Income tax benefit ...................                                                                189,914
                                                                                                  -----------
Net loss .............................                                                            $  (576,135)
                                                                                                  ===========
Loss and loss expense ratio ..........          70.4%        126.9%          138.8%       41.6%         105.0%
Underwriting expense ratio ...........          29.9%         37.0%           36.8%       98.6%          34.9%
                                         --------------------------------------------------------------------
Combined ratio .......................         100.3%        163.9%          175.6%      140.2%         139.9%
                                         ====================================================================

(1) Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

(2)  Operating expenses exclude corporate operating expenses, shown separately.

(3) Corporate operating expenses include charges of $14.0 million related to the acquisition of Winterthur International.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


3. SEGMENT INFORMATION (CONTINUED)

                                                                                  FINANCIAL
                                                          LLOYD'S                PRODUCTS AND
YEAR ENDED DECEMBER 31, 2001:             INSURANCE     SYNDICATES   REINSURANCE   SERVICES      TOTAL
----------------------------             -----------------------------------------------------------------
GENERAL OPERATIONS:
Net premiums earned ..................   $ 726,506     $ 357,824     $ 927,195     $23,715    $ 2,035,240
Fee income and other .................       7,692        (6,626)       (2,197)     15,924         14,793
Net losses and loss expenses (2) .....     502,898       260,372       663,173       6,116      1,432,559
Acquisition costs ....................     117,251       119,870       247,352       1,323        485,796
Operating expenses (3) ...............      94,129        28,727       102,132      29,969        254,957
Exchange (gains) losses ..............      (2,344)       (5,986)        3,868          --         (4,462)
                                         ----------------------------------------------------------------
Underwriting profit (loss) ...........   $  22,264     $ (51,785)    $ (91,527)    $ 2,231    $  (118,817)
Net investment income ................                                                            542,500
Net realized gains on investments ....                                                             45,090
Net realized and unrealized gains
  on derivative instruments ..........                                                              5,481
Equity in net income of affiliates ...                                                             74,355
Interest expense .....................                                                             32,147
Amortization of intangible assets ....                                                             58,597
Corporate operating expenses (3) .....                                                             61,935
Other exchange gain ..................                                                             55,159
Minority interest ....................                                                              1,093
Income tax benefit ...................                                                             56,356
                                                                                                ---------
Net income ...........................                                                          $ 506,352
                                                                                                =========
Loss and loss expense ratio ..........        69.2%         72.8%         71.5%       25.8%          70.4%
Underwriting expense ratio ...........        29.1%         41.5%         37.7%      131.9%          36.4%
                                         ----------------------------------------------------------------
Combined ratio .......................        98.3%        114.3%        109.2%      157.7%         106.8%
                                         ================================================================

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

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


3. SEGMENT INFORMATION (CONTINUED)

                                                                                 FINANCIAL
                                                        LLOYD'S                 PRODUCTS AND
YEAR ENDED DECEMBER 31, 1999:            INSURANCE     SYNDICATES  REINSURANCE    SERVICES        TOTAL
---------------------------              ----------------------------------------------------------------
GENERAL OPERATIONS:
Net premiums earned ..................   $ 463,069     $ 355,769     $ 909,915     $21,253    $ 1,750,006
Fee income and other .................       7,584        65,892            --      26,924        100,400
Net losses and loss expenses (2) .....     309,079       297,595       692,269       5,361      1,304,304
Acquisition costs ....................      65,318        89,195       224,359       2,108        380,980
Operating expenses (3) ...............      71,094        29,305       101,978      16,670        219,047
Exchange (gains) losses ..............        (165)       (1,180)        1,286          --            (59)
                                         ----------------------------------------------------------------
Underwriting profit (loss) ...........   $  25,327     $   6,746     $(109,977)    $24,038    $   (53,866)
Net investment income ................                                                            525,318
Net realized gains on investments ....                                                             66,800
Net realized and unrealized gains
  on derivative instruments ..........                                                             27,556
Equity in net income of affiliates ...                                                             40,907
Interest expense .....................                                                             37,378
Amortization of intangible assets ....                                                             49,141
Corporate operating expenses (4) .....                                                             89,037
Minority interest ....................                                                                220
Income tax benefit ...................                                                             39,570
                                                                                              -----------
Net income ...........................                                                          $ 470,509
                                                                                              ===========
Loss and loss expense ratio ..........        66.7%         83.6%         76.1%       25.2%          74.5%
Underwriting expense ratio ...........        29.5%         33.3%         35.9%       88.4%          34.3%
                                         ----------------------------------------------------------------
Combined ratio .......................        96.2%        116.9%        112.0%      113.6%         108.8%
                                         ================================================================

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

(4) Corporate operating expenses include charges of $45.3 million related to the merger with NAC.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


3. SEGMENT INFORMATION (CONTINUED)

     SUPPLEMENTAL SEGMENT AND GEOGRAPHIC INFORMATION

     The following table is an analysis of the Company's gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the years ended December 31:

GROSS PREMIUM WRITTEN:                         2001         2000         1999
                                            ------------------------------------

Casualty .................................  $1,699,460   $1,127,551   $  779,291
Property .................................   1,276,075      728,212      572,038
Marine, energy, aviation and satellite ...     510,291      365,850      212,452
Lloyd's syndicates (1) ...................     693,016      486,640      591,520
Other (2) ................................     604,880      420,778      287,619
                                            ------------------------------------
Total ....................................  $4,783,722   $3,129,031   $2,442,920
                                            ====================================

NET PREMIUM WRITTEN:                           2001         2000         1999
                                            ------------------------------------

Casualty .................................  $1,073,474   $  723,062   $  651,614
Property .................................     546,575      537,037      440,175
Marine, energy, aviation and satellite ...     310,197      230,356      152,783
Lloyd's syndicates (1) ...................     537,614      311,814      423,880
Other (2) ................................     460,566      313,971      233,431
                                            ------------------------------------
Total ....................................  $2,928,426   $2,116,240   $1,901,883
                                            ====================================

NET PREMIUM EARNED:                            2001         2000         1999
                                            ------------------------------------

Casualty .................................  $1,017,565   $  749,105   $  604,455
Property .................................     624,644      467,165      457,991
Marine, energy, aviation and satellite ...     287,387      212,273      163,112
Lloyd's syndicates (1) ...................     481,307      357,824      355,769
Other (2) ................................     369,024      248,873      168,679
                                            ------------------------------------
Total ....................................  $2,779,927   $2,035,240   $1,750,006
                                            ====================================

(1) Lloyd's syndicates write a variety of coverages encompassing most of the above lines of business.

(2) Other premiums written and earned include political risk, surety, bonding and warranty.

     The following table shows an analysis of the Company's net premiums written by geographical location of subsidiary for the years ended December 31:

NET PREMIUMS WRITTEN: ....................        2001         2000         1999
                                            ------------------------------------

Bermuda ..................................  $  667,760   $  609,609   $  561,750
United States ............................   1,277,668      934,110      684,468
Europe and other .........................     982,998      572,521      655,665
                                            ------------------------------------
Total ....................................  $2,928,426   $2,116,240   $1,901,883
                                            ====================================

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


4. THE SEPTEMBER 11 EVENT

     Terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, "the September 11 event") are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has exposure to this event with claims expected to arise mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages.

     The Company has performed a detailed analysis of contracts it believes are exposed to this event. The process varied between segments, due to the specific nature of each of their operations, and by line of business. For the property lines of business, which are the main areas affected, the Company was able to identify a limited number of relevant contracts soon after the event. The process included identification of possible claims using underwriting systems to determine potential exposures on a case-by-case basis. The exposures were then analyzed to determine the exact location and magnitude of the potential loss.

     This process was complicated in the reinsurance operations where the Company is not a direct insurer. Potential losses on certain business lines were easily estimated, such as aviation and direct property catastrophe. Estimates related to the retrocessional book of business were more difficult to ascertain due to the inherent nature of determining the effect from losses arising on the underlying contracts.

     The amount of reinsurance recoveries was calculated in accordance with underlying reinsurance contract terms and management believes that the credit rating of the relevant reinsurers continues to provide confidence in ultimate recoverability of these balances.

     The Company estimates losses incurred of approximately $760.0 million, net of reinsurance recoveries, based on preliminary reports and estimates of loss and damage. This is management's best estimate at this time, however, it could change as more information becomes available. The following is an analysis of the impact on the Company's segments and total results of operations from the September 11 event for the year ended December 31, 2001:

                                                                               FINANCIAL
                                                      LLOYD'S                 PRODUCTS AND
                                        INSURANCE    SYNDICATES   REINSURANCE   SERVICES     TOTAL
                                        ----------------------------------------------------------
Gross premium written ..............    $      --     $      --     $ 147,900     $  --    $ 147,900

Reinsurance ceded ..................        3,900        21,400       340,400        --      365,700

Net premiums earned ................       (3,900)      (21,400)     (120,400)       --     (145,700)
Net losses and loss expenses .......      102,050       215,800       442,150        --      760,000
                                        ------------------------------------------------------------
Underwriting loss ..................    $(105,950)    $(237,200)    $(562,550)       --    $(905,700)
                                        -----------------------------------------------
Equity in net loss of affiliates ...                                                         (27,000)
Income tax benefit .................                                                         136,760
                                                                                           ---------
Net loss ...........................                                                       $(795,940)
                                                                                           =========

      Premiums written, ceded and earned related to reinstatement and adjustment premiums that are typically received and paid when a catastrophic event occurs. The premium is paid to reinstate coverage for the remaining life of the contract. Net losses and loss expenses comprise gross claims of $1.9 billion with estimated reinsurance recoveries of $1.1 billion, both excluding Winterthur International, discussed below. Approximately 96% of the relevant reinsurers currently fall into Standard & Poor's financial strength rating categories or equivalent of A or better, with approximately 65% rated AA or better.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


4. THE SEPTEMBER 11 EVENT (CONTINUED)

     Winterthur International incurred gross losses of $321.0 million related to the September 11 event, which the Company expects to recover from third-party reinsurers or under the net loss reserve seasoning mechanism in the Sale and Purchase Agreement (defined in Note 5), or a combination of the two. These losses related to business written by Winterthur International prior to July 1, 2001.

5. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END

     (A) WINTERTHUR INTERNATIONAL

     On July 25, 2001, the Company completed the acquisition of Winterthur International primarily to extend its predominantly North American based large corporate insurance business globally. This was an all-cash transaction. The preliminary purchase price of approximately $405.6 million was based on audited financial statements as at December 31, 2000 for the business being acquired, and is subject to final determination based on the audited financial statements of Winterthur International as at June 30, 2001. These audited financial statements are not expected to be completed until later in 2002, at which time any final adjustment payment will be made or receivable collected. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company.

     The Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International ("the Sale and Purchase Agreement") provides the Company with significant post-closing protection with respect to adverse development of reserves with respect to Winterthur International business written prior to July 1, 2001. This protection is based upon actual net loss experience and development over a three year post closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors. Business in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105%. The Company's exposure to a deficiency in the net reserves and the run-off of expiring business of the acquired Winterthur International operations, including by reason of uncollectible reinsurance, is limited to $61.0 million. Certain Winterthur International businesses and product lines were not purchased, primarily asbestos, certain insurance liabilities in respect of 1985 and prior years, certain captive management, alternative risk and life insurance business.

     The acquisition has been accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Winterthur International were recorded at their estimated fair value on June 30, 2001 based on the unaudited financial statements prepared by the seller and provided to the Company at that time. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management's estimates and independent valuations. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives. The remaining purchase price excess over fair value of net assets was allocated to goodwill. The Company's estimate of the fair value of loss reserves is approximately $5.0 million less than the carrying value recorded by the seller at July 1, 2001. This difference will be charged to income over the next six years. The Company has included the $61.0 million exposure in establishing its risk premium adjustment inherent in the fair value of loss reserves.

     The fair value adjustment estimate consists of two components: (i) discounting the net loss reserves and unearned premium reserves to present value using a risk-free rate of return, net of deferred taxes, and (ii) developing an expense, profit and risk margin for the acquired reserves based on management's estimate of current market pricing and the terms in the Sale and Purchase Agreement.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


5. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)

     The expected payment patterns for the gross loss reserves and the associated reinsurance recoverable amounts are derived by developing separate payment patterns for the gross loss reserves using historical Winterthur International data by line of business and for the associated reinsurance recoverable amounts by lagging the gross payout patterns. In addition, management has estimated a 5% risk and profit margin within these reserves. This margin is based on current pricing quotes expected from a prospective reinsurer or other third party assuming the same risks and takes into account the reserve seasoning protection provided by the seller to the Company. Determination of a fair value for the net unearned premium reserve follows a similar approach to that applied to the loss reserves but with some minor adjustments.

     The fair value of significant assets and liabilities acquired by the Company include $0.2 billion of cash, $1.2 billion of invested assets, $1.1 billion of premiums receivable, $1.3 billion of unpaid losses and loss expenses recoverable, $2.6 billion of unpaid losses and loss expenses, $513.0 million of unearned premiums and $391.9 million of reinsurance balances payable.

     Allocation of the purchase price is as follows:

     Fair value of assets acquired ..........................    $4,791,338
     Fair value of liabilites acquired ......................     4,564,376
                                                                 ----------
     Fair value of tangible net assets acquired .............    $  226,962
     Fair value of intangible assets acquired ...............        29,800
     Goodwill related to the acquisition ....................        40,476
                                                                 ----------
                                                                 $  297,238
                                                                 ----------
     Adjusted preliminary purchase price ....................    $  274,738
     Other costs of acquisition .............................        22,500
                                                                 ----------
                                                                 $  297,238
                                                                 ----------

     The decrease in purchase price to $274.7 million as compared to the preliminary purchase price of $405.6 million at December 31, 2000 reflects the decline in the net asset value of Winterthur International as presented in the unaudited financial statements as at June 30, 2001. The difference of $130.9 million, which is subject to final adjustment upon completion of the audit, will be recoverable from the seller when the audited financial statements at June 30, 2001 are available and is included in other assets at December 31, 2001. As additional information becomes available, the Company may be required to make certain reclassifications to balance sheet items with minimal impact on net income.

     The Company has made a preliminary estimate of the value of intangible assets acquired and estimates that $14.7 million relates to insurance licenses and sales force, which have an indefinite life and are not therefore subject to amortization. The remaining $15.1 million relates to the value of business in force, which is estimated to have a finite life of up to five years and is being amortized over that period.

     The following unaudited pro forma financial information for the year ended December 31, 2001 includes the unaudited financial information for Winterthur International for the year ended December 31, 2001 as if the acquisition occurred on January 1, 2001. The unaudited pro forma financial information for the year ended December 31, 2000 includes the audited financial information for Winterthur International for the year ended December 31, 2000 as if the acquisition occurred on January 1, 2000.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


5. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)

     Winterthur International results of operations for the first six months of 2001 and the year ended December 31, 2000 included in the pro forma financial information have not been adjusted for the contractual protection that the Company has received from the seller with effect from July 1, 2001.

     The pro forma financial information is based upon information currently available and certain assumptions that the Company's management believes are reasonable. The financial information of Winterthur International for both periods presented is taken from the financial statements of the seller and were prepared on a GAAP basis for the first time. The pro forma financial information does not purport to represent what the Company's results of operations or financial condition would have been had the transaction occurred on such dates or to project the Company's results of operations or financial condition for any future period or date. The pro forma financial information necessarily does not give effect to any changes in underwriting, reinsurance, investment policies or other practices that are or may be instituted post-closing. In addition, they also do not give effect to any integration of the Winterthur International operations with certain insurance operations of the Company. As a result of the above, the pro forma financial information should be reviewed with caution and undue reliance should not be placed on such information.

                                                      (UNAUDITED)   (UNAUDITED)
                                                       PRO FORMA     PRO FORMA
                                                       YEAR ENDED    YEAR ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                         2001           2000
                                                      -------------------------
     Net premiums earned - general operations ....... $ 3,119,977    $2,568,867
     Net premiums earned - life operations ..........     695,595            --
     Net investment income ..........................     587,676       612,486
     Net realized (losses) gains on investments .....     (93,318)       56,107
     Net realized and unrealized gains and
       losses on derivative instruments .............     (12,176)        5,481
     Equity in net income of investment
      affiliates ....................................      80,580        70,032
     Fee income and other ...........................      55,421        26,978
                                                      -------------------------
     Total revenues ................................. $ 4,433,755    $3,339,951
                                                      -------------------------
     Net losses and loss expenses incurred -
       general operations ........................... $ 3,294,452    $1,866,269
     Claims and policy benefit reserves -
       life operations ..............................     698,675            --
     Acquisition costs, operating expense and
       foreign currency gains and losses ............   1,214,828       872,883
     Interest expense ...............................      69,100        39,647
     Amortization of intangible assets ..............      59,069        97,458
                                                      -------------------------
     Total expenses ................................. $ 5,336,124    $2,876,257
                                                      -------------------------
     Net (loss) income .............................. $  (729,129)   $  527,158
                                                      =========================
     (Loss) earnings per ordinary share - Basic .....      $(5.76)        $4.23
     (Loss) earnings per ordinary share - Diluted ...      $(5.76)        $4.19

     (B) THE LONDON ASSURANCE COMPANY OF AMERICA, INC.

     In the first quarter of 2001, the Company acquired The London Assurance Company of America, Inc., a shell company licensed in forty five U.S. states, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $16.5 million. Goodwill arising from the acquisition was $11.2 million.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


5. BUSINESS COMBINATIONS AND CHANGE IN FISCAL YEAR END (CONTINUED)

     (C) NAC RE CORP

     On June 18, 1999, the Company merged with NAC in an all-stock transaction. Shareholders of NAC received 0.915 Company shares for each NAC share in a tax-free exchange. Approximately 16.9 million of the Company's ordinary shares were issued in this transaction. The merger transaction was accounted for as a pooling of interests under GAAP.

     Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment. No adjustments were necessary to conform NAC's accounting policies, although certain reclassifications were made to the NAC financial statements to conform to the Company's presentation. NAC was renamed XL America Inc.

     (D) ECS, INC AND INTERCARGO CORPORATION

     In 1999, the Company acquired ECS, an underwriting manager that specializes in environmental insurance coverages and risk management services. ECS commenced underwriting policies on behalf of the Company's insurance and reinsurance subsidiaries effective January 1, 2000.

     In 1999, the Company acquired Intercargo, which underwrites specialty insurance products for companies engaged in international trade, including customs bonds and marine cargo insurance. The Intercargo and ECS acquisitions were accounted for under the purchase method of accounting. The combined purchase price was $222.8 million and the resulting goodwill of $159.6 million is being amortized over 20 years. Net cash acquired as a result of the acquisition was $49.6 million. Intercargo was renamed XL Specialty during 2000.

6. INVESTMENTS

     Net investment income is derived from the following sources:

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                  2001        2000        1999
                                                --------------------------------
Fixed maturities, short-term investments
  and cash equivalents ......................   $657,163    $622,826    $552,333
Equity securities ...........................      9,646      10,661      11,835
                                                --------------------------------
   Total gross investment income ............    666,809     633,487     564,168
Accretion charge for deposit liabilities ....     81,686      71,509      14,164
Investment expenses .........................     22,517      19,478      24,686
                                                --------------------------------
Net investment income .......................   $562,606    $542,500    $525,318
                                                ================================

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


6. INVESTMENTS (CONTINUED)

     The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

                                                                     YEAR ENDED DECEMBER 31
                                                             -------------------------------------
                                                                2001          2000          1999
                                                             -------------------------------------
Net realized gains (losses):
Fixed maturities and short-term investments:
   Gross realized gains .................................    $ 343,564     $ 254,647     $  97,493
   Gross realized losses ................................     (373,651)     (295,117)     (223,019)
                                                             -------------------------------------
      Net realized gains (losses) .......................      (30,087)      (40,470)     (125,526)
Equity securities:
   Gross realized gains .................................      126,853       303,503       254,779
   Gross realized losses ................................     (140,864)     (149,842)      (62,453)
                                                             -------------------------------------
      Net realized gains (losses) .......................      (14,011)      153,661       192,326
Write down of other investments (see Note 8) ............      (49,139)      (66,200)           --
Net realized loss on sale of investment
   in affiliate .........................................           --        (1,901)           --
                                                             -------------------------------------
      Net realized gains (losses) on investments ........      (93,237)       45,090        66,800
                                                             -------------------------------------
      Net realized and unrealized gains (losses)
         on investment derivative instruments ...........       14,638         5,481        27,556
                                                             -------------------------------------
Change in unrealized appreciation:
   Fixed maturities and short-term investments ..........        3,712       137,628      (333,868)
   Equity securities ....................................      (69,305)     (231,140)      101,652
   Transfer of U.K. sterling investments ................      (21,000)           --            --
   Deferred gains (losses) gains on forward contracts ...       10,283        (9,388)          762
   Investment portfolio of affiliates ...................        1,266        (6,290)      (11,438)
   Change in deferred income tax liability ..............        4,040        (9,131)       31,050
                                                             -------------------------------------
Net change in unrealized appreciation
   On investments .......................................      (71,004)     (118,321)     (211,842)
                                                             -------------------------------------
      Total net realized gains (losses) and change
         in unrealized appreciation on investments ......    $(149,603)    $ (67,750)    $(117,486)
                                                             =====================================

     Gross realized losses included $66.4 million of provisions for declines in fair value considered to be other than temporary, for fixed maturities and equity securities in the year ended December 31, 2001. In addition to specific review by management, an other than temporary decline is considered to occur in investments where there has been a sustained reduction.

     The transfer of U.K. sterling investments arose when the Company reorganized its corporate and operational structure for U.K. sterling asset accumulation business from a U.S. dollar denominated entity to a U.K. sterling denominated branch.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


6. INVESTMENTS (CONTINUED)

     The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows:

                                                                 COST OR        GROSS        GROSS
                                                                AMORTIZED    UNREALIZED   UNREALIZED      MARKET
DECEMBER 31, 2001                                                 COST          GAINS       LOSSES         VALUE
                                                               ----------------------------------------------------
Fixed maturities:
   U.S. Government and Government agency ..................    $ 1,047,642    $ 19,044    $ (27,034)    $ 1,039,652
   Corporate ..............................................      5,095,415     115,427     (212,385)      4,998,457
   Mortgage-backed securities .............................      3,278,103      24,707       (9,733)      3,293,077
   U.S. States and political subdivisions of the States ...         58,978       1,832         (585)         60,225
   Non-U.S. Sovereign Government ..........................      1,465,430       6,072      (30,986)      1,440,516
                                                               ----------------------------------------------------
       Total fixed maturities .............................    $10,945,568    $167,082    $(280,723)    $10,831,927
                                                               ====================================================
Short-term investments:
   U.S. Government and Government agency ..................    $   592,011       1,001    $  (1,099)    $   591,913
   Corporate ..............................................        419,331       2,218         (400)        421,149
   Non-U.S. Sovereign Government ..........................         38,673          33       (1,655)         37,051
                                                               ----------------------------------------------------
       Total short-term investments .......................    $ 1,050,015    $  3,252    $  (3,154)    $ 1,050,113
                                                               ====================================================
Total equity securities ...................................    $   575,090    $ 42,679    $ (69,964)    $   547,805
                                                               ====================================================

                                                                 COST OR        GROSS        GROSS
                                                                AMORTIZED    UNREALIZED   UNREALIZED      MARKET
DECEMBER 31, 2000                                                 COST          GAINS       LOSSES         VALUE
                                                               ----------------------------------------------------
Fixed maturities:
   U.S. Government and Government agency ..................    $ 1,361,972    $ 51,524    $  (1,373)    $ 1,412,123
   Corporate ..............................................      4,419,283      65,962     (255,122)      4,230,123
   Mortgage-backed securities .............................      1,818,697      18,649       (6,951)      1,830,395
   U.S. States and political subdivisions of the States ...        516,949      18,936       (2,100)        533,785
   Non-U.S. Sovereign Government ..........................        597,295      16,318      (14,958)        598,655
                                                               ----------------------------------------------------
       Total fixed maturities .............................    $ 8,714,196    $171,389    $(280,504)    $ 8,605,081
                                                               ====================================================
Short-term investments:
   U.S. Government and Government agency ..................    $   162,641         202    $     (27)    $   162,816
   Corporate ..............................................        179,709       1,451       (9,539)        171,621
   Non-U.S. Sovereign Government ..........................          4,797          52         (279)          4,570
                                                               ----------------------------------------------------
       Total short-term investments .......................    $   347,147    $  1,705    $  (9,845)    $   339,007
                                                               ====================================================
Total equity securities ...................................    $   515,440    $ 84,650    $ (42,630)    $   557,460
                                                               ====================================================

     The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


6. INVESTMENTS (CONTINUED)

                                   DECEMBER 31, 2001         DECEMBER 31, 2000
                                ------------------------------------------------
                                 AMORTIZED      MARKET     AMORTIZED     MARKET
                                    COST        VALUE        COST        VALUE
                                ------------------------------------------------

Due after 1 through 5 years ... $ 2,173,907  $ 2,164,112  $1,829,636  $1,791,752
Due after 5 through 10 years ..   2,415,964    2,331,334   1,906,291   1,873,982
Due after 10 years ............   3,077,594    3,043,404   3,159,572   3,108,952
Mortgage-backed securities ....   3,278,103    3,293,077   1,818,697   1,830,395
                                ------------------------------------------------
                                $10,945,568  $10,831,927  $8,714,196  $8,605,081
                                ================================================

     At December 31, 2001 and 2000, approximately $328.3 million and $113.1 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations. The increase in 2001 from 2000 related primarily to deposits required for the Company's Lloyd's operations related to the September 11 event.

     The Company has two facilities available for the issue of letters of credit collateralized against the Company's investment portfolio with a value of $169.0 million at December 31, 2001 and $483.0 million at December 31, 2000. At December 31, 2001 and 2000, approximately $120.0 million and $160.0 million, respectively, of letters of credit were issued and outstanding under these facilities.

     Included in cash and invested assets at December 31, 2001 and 2000 are approximately $14.8 million and $18.0 million, respectively, of assets held in an escrow account in accordance with Internal Revenue Service regulations.

7. INVESTMENTS IN AFFILIATES

     The Company's investment in affiliates and equity in net income from such affiliates are summarized below:

                                          DECEMBER 31, 2001        DECEMBER 31, 2000       DECEMBER 31, 1999
                                      --------------------------------------------------------------------------
                                                    EQUITY IN                 EQUITY IN               EQUITY IN
                                                   NET INCOME                NET INCOME              NET INCOME
                                       CARRYING    (LOSS) FOR     CARRYING   (LOSS) FOR   CARRYING   (LOSS) FOR
                                         VALUE      THE YEAR        VALUE     THE YEAR      VALUE     THE YEAR
                                      --------------------------------------------------------------------------
Investment management companies
  and related investment funds ...    $  798,075    $  80,580     $571,022    $ 70,032    $291,723    $ 43,865
Insurance affiliates .............       239,269       (5,300)     221,700       4,323     188,188      (2,958)
                                      --------------------------------------------------------------------------
                                      $1,037,344    $  75,280     $792,722    $ 74,355    $479,911    $ 40,907
                                      ==========================================================================

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

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


7. INVESTMENTS IN AFFILIATES (CONTINUED)

     The Company's significant insurance affiliate investments at December 31, 2001 and 2000 include Le Mans Re, Annuity & Life Re and FSA International, with ownership in those entities at 49%, 12% and 20%, respectively. Insurance affiliates included Risk Capital Holdings at December 31, 1999. See Note 25 for further discussion of the Company's investment in Le Mans Re.

     In certain investments, the carrying value is different from the underlying share of the investee's net assets. The difference represents goodwill on acquisition that is being amortized over a period not exceeding 30 years.

8. OTHER INVESTMENTS

     Other investments include strategic investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships. The Company received income from its limited partnership investments of $5.8 million and $4.0 million for the years ended December 31, 2001 and 2000, respectively. See Note 15(d) for further information.

     The Company continually reviews the performance of these other investments. The Company recorded losses of $49.1 million and $66.2 million in 2001 and 2000, respectively, due to other than temporary declines in values of these investments. Included in the Company's other investments at December 31, 2001 is a convertible debenture issued by Mutual Risk Management Ltd carried at $63.2 million. Although the market value of Mutual Risk Management has declined significantly, the Company has assessed the value of the debenture and, due to underlying security features, believes there is no impairment.

9. LOSSES AND LOSS EXPENSES

     Unpaid losses and loss expenses are comprised of:

                                                 YEAR ENDED DECEMBER 31
                                        ---------------------------------------
                                            2001          2000          1999
                                        ---------------------------------------
Reserve for reported losses
  and loss expenses .................   $ 7,313,253    $2,788,378    $2,175,688
Reserve for losses incurred
  but not reported ..................     4,512,427     2,883,684     3,193,714
                                        ---------------------------------------
Unpaid losses and loss expenses .....   $11,825,680    $5,672,062    $5,369,402
                                        =======================================

      Net losses and loss expenses incurred are comprised of:

                                                 YEAR ENDED DECEMBER 31
                                        ---------------------------------------
                                            2001          2000          1999
                                        ---------------------------------------
Loss and loss expense payments ......   $ 2,651,566    $1,910,624    $1,392,024
Change in unpaid losses
  and loss expenses .................     3,263,049       625,043       303,140
Reinsurance recoveries ..............    (2,995,717)   (1,103,108)     (390,860)
                                        ---------------------------------------
Net losses and loss
  expenses incurred .................   $ 2,918,898    $1,432,559    $1,304,304
                                        =======================================

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


9. LOSSES AND LOSS EXPENSES (CONTINUED)

     The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

                                                                    2001           2000           1999
                                                                -----------------------------------------
Unpaid losses and loss expenses at beginning of year .......    $ 5,672,062     $5,369,402     $4,896,643
Unpaid losses and loss expenses recoverable ................     (1,339,767)      (831,864)      (593,960)
                                                                -----------------------------------------
Net unpaid losses and loss expenses at beginning of year ...      4,332,295      4,537,538      4,302,683
Increase (decrease) in net losses and loss expenses
  incurred in respect of losses occurring in:
       Current year ........................................      2,743,094      1,827,443      1,591,414
       Prior years .........................................        175,804       (394,884)      (287,110)
                                                                -----------------------------------------
   Total net incurred losses and loss expenses .............      2,918,898      1,432,559      1,304,304
Exchange rate effects ......................................         61,598        (27,064)        (5,950)
Net loss reserves acquired .................................      1,296,362         52,932         30,003
Less net losses and loss expenses paid in respect of
  losses occurring in :
       Current year ........................................        633,141        411,685        281,806
       Prior year ..........................................      1,184,284      1,251,985        811,696
                                                                -----------------------------------------
   Total net paid losses ...................................      1,817,425      1,663,670      1,093,502
Net unpaid losses and loss expenses at end of year .........      6,791,728      4,332,295      4,537,538
Unpaid losses and loss expenses recoverable ................      5,033,952      1,339,767        831,864
                                                                -----------------------------------------
Unpaid losses and loss expenses at end of year .............    $11,825,680     $5,672,062     $5,369,402
                                                                =========================================

     Certain aspects of the Company's business has loss experience characterized as low frequency but high severity in nature. This may result in volatility in the Company's results of operations and financial condition and liquidity. Actuarial assumptions used to establish the liability for losses and loss expenses are periodically adjusted to reflect comparisons to actual loss and loss expense development, inflation and other considerations.

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

     Current year net losses incurred in 2001 increased significantly over 2000 mainly due to losses related to the September 11 event, where the Company has estimated and recorded losses incurred of approximately $760.0 million, net of reinsurance recoveries, based upon preliminary reports and estimates of loss and damage. This preliminary estimate could change as more information becomes available. Current year net losses incurred in 2001 also include: (i) Winterthur International from July 1, 2001, which had net incurred losses of $241.2 million; (ii) catastrophic and other loss events, including the bankruptcy of Enron Corp., several satellite losses, the Toulouse, France petrochemical plant explosion, Tropical Storm Allison, the Petrobras oil rig loss in Brazil, the Seattle earthquake and several other European property losses; and (iii) other growth of the Company's operations related to new business assumed.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (U.S. dollars in thousands, except per share amounts)


9. LOSSES AND LOSS EXPENSES (CONTINUED)

     Prior year loss development in 2001 related primarily to continued adverse loss development in the Company's casualty reinsurance business written for the 1997 to 1999 underwriting years. This deterioration occurred industry-wide primarily as a result of competitive pressures on pricing. The Company recorded adverse development for this business of approximately $180.0 million in the fourth quarter of 2001.

     In 2000, current year development reflected the growth in business assumed over 1999, an increase in loss ratios applied due to a competitive market environment which reduced premium rates, and also the early development of certain losses on the Company's large account business within its insurance operations. Historically, the Company had not experienced the reporting of such losses at an early stage and the Company's reserving methodology for these lines of business extrapolates these losses into the projections of future development. If future development is eventually determined to be less than the estimated ultimate losses recorded, loss reserves will be reduced at that time. This occurred for the 1993 through 1996 underwriting years, resulting in a reduction in prior year losses in 2000 and 1999.

     Net losses incurred for 2000 also reflected reserve adjustments to several unprofitable lines of business that the Company exited, including trucking, inland energy and certain classes of aviation. A net reserve charge of $114.0 million was recorded for these lines.

     The decrease in prior year incurred losses in 2000 and 1999 was driven primarily by the Company's insurance liability excess of loss reserves. The basis for establishing IBNR for these lines is relatively judgmental due to the lack of industry data available. Consequently, the Company estimates loss reserves through actuarial models based upon its own experience. When the Company commenced writing this type of business in 1986, limited data was available and the Company has made its best estimate of loss reserves for each underwriting year since that time. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected. This trend did not continue in 2001 where the competitive effect of pricing has necessitated an increase to prior year loss reserves, particularly in the casualty lines as discussed above. In 1999, the Lloyd's operations experienced loss deterioration on the U.K. motor business principally from the 1998 and 1999 underwriting years of approximately $20.0 million.

     Partially offsetting the increase in net incurred losses in 2000 compared to 1999 was a reduction in the number and magnitude of catastrophe losses that occurred. Catastrophe losses in 2000 included an oil refinery loss in Kuwait, several satellite losses, and the Singapore Airlines loss, and totaled approximately $95.0 million. By comparison, 1999 generated approximately $185.0 million of catastrophe losses to the Company, including the European storms in December, hailstorms in Sydney, tornadoes in Oklahoma and satellite losses.

     1999 incurred losses also included an increase to casualty reinsurance loss reserves of $95.0 million related to an alignment of reserving methodologies at the time of the merger with NAC in June 1999.

     Net loss reserves acquired in 2001 related primarily to the acquisition of Winterthur International. The Company has contractual post-closing protection with respect to adverse development of reserves, including unearned premium reserves, resulting from Winterthur International business written prior to July 1, 2001. Business in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105%. Exchange rate effects on net loss reserves in 2001 also related primarily to Winterthur International which has several operations where the functional currency is not the U.S dollar. Translation of loss reserves into U.S. dollars and movements in the exchange rates, particularly the Swiss franc, have given rise to the increase in the exchange rate effects in 2001.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


9. LOSSES AND LOSS EXPENSES (CONTINUED)

     The amount of paid losses increased in 2001 over 2000 due mainly to an increase in current year loss events. However, the majority of net losses incurred related to the September 11 event and other loss events in the fourth quarter of 2001 had not been reported to the Company as paid losses by December 31, 2001. Consequently, the Company expects a higher level of paid losses in 2002 related to these 2001 loss events.

     Higher paid losses in 2000 as compared to 1999 was due to the settlement of previously established reserves, particularly catastrophe losses as noted above.

     The Company's net incurred losses and loss expenses included a charge of $21.5 million, $2.8 million and $10.6 million in 2001, 2000 and 1999, respectively, for estimates of actual and potential non-recoveries from reinsurers. Such charges for non-recoveries relate mainly to the September 11 event and reinsurance ceded for casualty business written prior to 1986. As at December 31, 2001 and 2000, the reserve for potential non-recoveries from reinsurers was $49.7 million and $25.6 million, respectively.

     Except for certain workers compensation liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers compensation unpaid losses that are considered fixed and determinable and discounts such losses using an interest rate of 7%. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2001 and 2000 were $231.0 million and $168.8 million, respectively. The related discounted unpaid losses and loss expenses were $98.0 million and $63.4 million as of December 31, 2001 and 2000, respectively.

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

     A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                  2001        2000        1999
                                                                -------------------------------
Net unpaid losses and loss expenses at beginning of year .....  $34,747     $36,206     $34,850
Net incurred losses and loss expenses ........................    2,016       1,053       4,416
Less net paid losses and loss expenses .......................    3,611       2,512       3,060
                                                                -------------------------------
Net (decrease) increase in unpaid losses and loss expenses ...   (1,595)     (1,459)      1,356
Net unpaid losses and loss expenses at end of year ...........   33,152      34,747      36,206
Unpaid losses and loss expenses recoverable at end of year ...   60,166      48,133      49,022
                                                                -------------------------------
Gross unpaid losses and loss expenses at end of year .........  $93,318     $82,880     $85,228
                                                                ===============================

     Incurred but not reported losses, net of reinsurance, included in the above table was $8.0 million in 2001, $14.0 million in 2000 and $16.1 million in 1999. Unpaid losses recoverable are net of potential uncollectible amounts.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


9. LOSSES AND LOSS EXPENSES (CONTINUED)

     As of December 31, 2001 and 2000, the Company had approximately 453 and 374 open claim files, respectively, for potential asbestos exposures and 543 and 613 open claim files, respectively, for potential environmental exposures on business written prior to 1986. Approximately 44% and 45% of the open claim files for 2001 and 2000, respectively, are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company.

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

10. REINSURANCE

     The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under the Company's reinsurance security policy, reinsurers are generally required to be rated A or better by Standard & Poor's ("S&P") or, in the case of Lloyd's syndicates, S&P "Four Bells" and/or B+ from Moody's Investor Service. The Company's Chief Credit Officer will consider reinsurers that are not rated or do not fall within the above rating categories on a case-by-case basis.

     The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

                              PREMIUMS WRITTEN                              PREMIUMS EARNED
                           YEAR ENDED DECEMBER 31                         YEAR ENDED DECEMBER 31
                 ----------------------------------------------------------------------------------------
                     2001            2000           1999            2001           2000            1999
                 ----------------------------------------------------------------------------------------
Direct ........  $ 2,978,370     $ 1,688,923     $1,088,028     $ 2,763,288     $1,456,064     $  994,339
Assumed .......    1,805,352       1,440,108      1,354,892       1,751,464      1,455,694      1,259,632
Ceded .........   (1,855,296)     (1,012,791)      (541,037)     (1,734,825)      (876,518)      (503,965)
                 ----------------------------------------------------------------------------------------
Net ...........  $ 2,928,426     $ 2,116,240     $1,901,883     $ 2,779,927     $2,035,240     $1,750,006
                 ========================================================================================

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


10. REINSURANCE (CONTINUED)

     The Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.0 billion, $1.1 billion and $390.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.3 billion at December 31, 2001, collateralizing reinsurance recoverables with respect to certain retrocessionnaires.

     Unpaid losses and loss expenses recoverable increased significantly during 2001 primarily due to the acquisition of Winterthur International and the September 11 event. See Notes 4 and 5 for further information. No reinsurer accounted for 10% or more of the outstanding reinsurance recoverable balance at December 31, 2001. At December 31, 2001, the largest reinsurance balance receivable and unpaid loss recoverable from a single reinsurer was $355.2 million due from Hannover Re (Ireland) Ltd, and $79.1 million from their affiliate, E+S Reinsurance (Ireland), Ltd, which are both rated A+ by A.M. Best.

11. DEPOSIT LIABILITIES

     The Company has entered into certain contracts that transfer insufficient risk to be accounted for as insurance or reinsurance. These contracts have been recorded as deposit liabilities and are matched by an equivalent amount of investments. At December 31, 2001 and 2000, total deposit liabilities were $1.7 billion and $1.2 million, respectively.

     The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity and current investment yields.

12. POLICY BENEFIT RESERVES

     During 2001, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Policy benefit reserves were established using a net premium method and assumptions for investment yields, mortality, morbidity, terminations and expenses, applicable at the time the insurance contracts were made. The assumptions include provisions for the risk of adverse deviations. At December 31, 2001, policy benefit reserves related to these contracts were $625.1 million. The average rate of assumed investment yield for these contracts was 5.1% per annum.

13. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

     As at December 31, 2001, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $4.4 billion (2000: $2.6 billion) of which $1.6 billion (2000: $450.0 million) of debt was outstanding. In addition, $2.0 billion (2000: $1.1 billion) of letters of credit were outstanding, 5% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


13. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

     The financing structure at December 31, 2001 was as follows:

                                                                       IN USE/
FACILITY                                                COMMITMENT   OUTSTANDING
                                                        -----------------------

   DEBT:
   364-day Revolver .................................   $  500,000   $       --
   2 facilities of 5-year Revolvers - total .........      350,000      350,000
   7.15% Senior Notes due 2005 ......................      100,000       99,970
   6.58% Guaranteed Senior Notes due 2011 ...........      255,000      255,000
   Zero Coupon Convertible Debentures due 2021 ......      609,692      609,692
   Liquid Yield Option NotesTM due 2021 .............      290,147      290,147
   Other operating debt .............................           68           68
                                                        -----------------------
                                                        $2,104,907   $1,604,877
                                                        =======================
   LETTERS OF CREDIT:
   6 facilities - total                                 $2,274,000   $2,029,000
                                                        =======================

      The financing structure at December 31, 2000 was as follows:

                                                                       IN USE/
FACILITY                                                COMMITMENT   OUTSTANDING
                                                        -----------------------
   DEBT:
   364-day Revolver .................................   $  500,000   $       --
   2 facilities of 5 year Revolvers - total .........      350,000      350,000
   7.15% Senior Notes due 2005 ......................      100,000       99,964
   Other operating debt .............................           68           68
                                                        -----------------------
                                                        $  950,068   $  450,032
                                                        =======================
   LETTERS OF CREDIT:
   5 facilities - total                                 $1,679,000   $1,109,000
                                                        =======================

     The Company entered into a $500.0 million 364-day revolving credit facility effective June 29, 2001, to replace a facility of $500.0 million that expired during 2001. A syndicate of banks provides this facility and borrowings are unsecured. The Company borrowed and repaid $200.0 million under a prior facility during the first quarter of 2000. The Company borrowed $50.0 million under the expired facility in March 2001 and repaid the borrowing in April 2001. There were no other borrowings under the facilities during the remainder of 2001. The weighted average interest rate on the funds borrowed during 2001 and 2000 was approximately 5.4% and 6.3%, respectively.

     Two syndicates of banks provide the two five-year facilities and borrowings are unsecured. The amount of $350.0 million outstanding at both December 31, 2001 and 2000 related primarily to acquisitions of subsidiaries. The weighted average interest rate on funds borrowed during 2001 was approximately 5.3% and 6.6% during 2000.

     The Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million in 1995.

     In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors. Proceeds of the debt were used for general corporate purposes.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


13. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

     In May 2001, the Company issued $1,010.8 million principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Zero Coupon Convertible Debentures ("CARZ") at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond, at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis.

     In September 2001, the Company also issued $508.8 million principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Liquid Yield Option Notes(TM) ("LYONs") at an initial price of $565.01 per bond. The LYONs will also be repaid at $1,000 each, unless converted or repaid before their due date of September 2021, at a total cost of $508.8 million. The accretion rate on the LYONs is 2.875% per annum on a semi-annual basis or 2.89566% per annum on an annual basis.

     Although both the CARZ and LYONs are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company's Class A Ordinary Shares before the redemption date. As these features include market-driven features and options available to the Company and bondholders, it is not possible to determine if the bonds will remain outstanding until their scheduled maturity in 2021

     Each of the CARZ and LYONs provide the bondholders the right to require the Company to repurchase the bonds on predetermined dates ("put" dates) at predetermined values as set forth in the relevant indenture. The put dates for the CARZ occur on May 23 of 2002, 2004, 2006, 2008, 2011 and 2016. The put dates for the LYONs occur on September 7 of 2002, 2003, 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.

     In addition, each of the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company's shares at other times during the life of the bonds should the market price of the Company's shares trade at certain levels. Accordingly, if the Company's share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would have the right to convert the bonds into Class A Ordinary Shares. If converted for shares, each CARZ would be converted into 5.9467 shares and each holder of a LYONs would receive 5.277 shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2002 will be $609.25 determined by adding one year's accretion of 2.6422% per annum on an annual basis to the original issue price of $593.57.

     The holders of each of the CARZ and LYONs also have the right to convert the bonds for shares in the event that the trading price of the bonds for a predetermined period falls below 95% of the value of the equivalent number of shares, provided however, if the shares are trading at a predetermined premium to the accreted price of the bonds, holders may receive cash, shares or a combination thereof in lieu of shares upon conversion.

     These bonds also provide for interest rates to be adjusted in the event that the Company's stock price falls below levels specified in the relevant indenture relative to the conversion price.

     In addition, in the event that the credit ratings assigned to the bonds by Standard & Poor's fall below the specified level of BBB+, the bonds would be convertible into shares at 5.9467 shares per CARZ and 5.277 per LYON. The rating assigned to the bonds at the time of issue was A+. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


13. NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

     The bonds become immediately due if an event of default occurs and 25% or more of the bondholders demand repayment of the accreted value at the time of such event. Such an event of default would include failure to pay amounts due on the notes, an event of default occurring under the Company's other credit facilities, or certain other events such as bankruptcy or insolvency of the Company.

     The bonds are also callable as the Company has the right to redeem the bonds for cash, in full or in part, at their accreted value at any time after May 23, 2004, in the case of the CARZ, and September 7, 2004, in the case of the LYONs.

     The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal value ascribed to the puts, as the contingent events of these features are considered unlikely to occur or to the interest rate adjustment feature due to the current trading value of the bonds. Due to the contingent nature of the conversion features of these debt securities, there is no impact on fully diluted earnings (loss) per share at this time.

     Total pre-tax interest expense on the borrowings described above was $65.4 million, $32.1 million and $37.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Associated with the Company's bank and loan commitments are various covenants that include, among other things, the requirement to maintain a minimum credit and financial strength rating and a minimum amount of consolidated shareholders' equity. The Company was in compliance with these covenants throughout the three years ended December 31, 2001.

     The Company had six letter of credit facilities available at December 31, 2001, two from two syndicates of banks, one from a U.K. bank, two from U.S. banks and one from the seller of Winterthur International. These facilities include a $1.0 billion unsecured syndicated letter of credit facility that replaced a syndicated facility that expired during the year. In addition, the Company entered into a new $390.0 million unsecured syndicated facility that replaced an expired syndicate facility that supports the Company's Lloyd's capital requirements. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's. All of these facilities are scheduled for renewal during 2002, and the Winterthur International arrangement will also terminate during 2002. Of the letters of credit outstanding at December 31, 2001, $110.0 million (2000: $160.0 million) were collateralized against the Company's investment portfolio and $1.9 billion (2000: $949.0 million) were unsecured. The letters of credit outstanding increased during 2001 due to the effects of the September 11 event.

14. DERIVATIVE INSTRUMENTS AND WEATHER RISK MANAGEMENT PRODUCTS

     The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks, including changes in interest rates, foreign currency exchange rates and commodity values, as it relates to the Company's participation in the weather risk management market. The Company manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


14. DERIVATIVE INSTRUMENTS (CONTINUED)

     The following table summarizes these instruments and the effect on net income in income in the years ended December 31, 2001, 2000 and 1999:

                                                                   2001        2000       1999
                                                                 ------------------------------
CREDIT DEFAULT SWAPS:
   Net premiums earned .......................................   $ 12,394    $    --    $    --
   Losses and loss expenses ..................................     13,667          _          _
   Net unrealized losses on derivative instruments ...........    (26,814)         _          _
   Fee income and other ......................................      8,661     15,924          _
                                                                 ------------------------------
   Total .....................................................   $(19,426)   $15,924    $    --
                                                                 ------------------------------
WEATHER RISK MANAGEMENT PRODUCTS:
   Fee income and other ......................................   $ 16,556    $    --    $    --
INVESTMENT DERIVATIVES:
   Net realized gains on derivative instruments ..............   $ (1,332)   $ 9,753    $21,648
   Net unrealized gains (losses) on derivative instruments ...     15,970     (4,272)     5,908
                                                                 ------------------------------
   Total .....................................................   $ 14,638    $ 5,481    $27,556
                                                                 ------------------------------
IMPACT ON NET INCOME (LOSS) ..................................   $ 11,768    $21,405    $27,556
                                                                 ==============================

     (A) CREDIT DEFAULT SWAPS

     Credit default swaps issued by the Company meet the definition of a derivative under FAS 133. Effective January 1, 2001, the Company has recorded these products at fair value, modeled on prevailing market conditions and certain other factors relating to the structure of the transaction. The Company considers credit default swaps to be, in substance, financial guaranty contracts as the Company has the intent to hold them to maturity. The change resulting from movement in credit spreads is unrealized as the credit default swaps are not traded to realize this value and is included in net unrealized gains and losses on derivatives. Other elements of the change in fair value are based on pricing established at the inception of the contract.

     Credit default swaps generally enhance a synthetic portfolio of securities. The credit ratings of the underlying securities vary and a single rating is calculated for the portfolio at the inception of the transaction by an independent agency. In order to effectively price and market the transaction, different tranches are modeled for the purpose of assigning credit ratings based upon the level of subordination. Generally, a primary layer is created to enable the originator of the transaction to participate in the risks. The Company generally participates in senior or rated tranches of a risk, but may participate in the primary layer in selected instances.

     The Company fair values transactions related to the primary layers of credit default swaps using a model that calculates the net present value of the premiums and expected losses. The change in fair value recorded for transactions pertaining to primary layers as of December 31, 2001 was a gain of $8.1 million.

     Credit default swaps where the Company participates in the rated tranche are considered, in substance, financial guaranty transactions as the Company intends to hold them to maturity. Since the Company underwrites all financial guaranty transactions in the expectation of not incurring a loss, the net present value method described above is not considered appropriate. The rated tranches are therefore fair valued using changes in credit spreads to reflect current market conditions. The Company will also consider the characteristics and credit ratings of the

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


14. DERIVATIVE INSTRUMENTS (CONTINUED)

underlying portfolio in order to apply the model to obtain an estimate of fair value. The change in fair value recorded for the rated tranches as of December 31, 2001 was a loss of $27.5 million. In accordance with FAS 133, the Company recorded a transition adjustment to recognize the difference between the carrying values and the fair values of the credit default swaps at January 1, 2001. This adjustment was not significant.

     (B) WEATHER RISK MANAGEMENT PRODUCTS

     The Company maintains a weather related derivatives trading portfolio. The fair value of these transactions is determined using internally developed models. The models used to determine these fair values are consistent with the models used to estimate the Company's Value-at-Risk ("VaR") exposure to weather risk. The VaR methodology is a comprehensive statistical measure that uses historical weather results to calculate the potential losses that could occur over a defined period of time given a certain probability. Currently, the Company believes that the methodology utilized is appropriate based upon a comparison with the VaR approaches used in other markets.

     Calculation of the fair value is based on historically realized weather results, including heating and cooling degree days. Historical data is then adjusted for any underlying weather trends and the expected potential payout is computed for each transaction. Actual weather results impacting each transaction are then compared to historical weather data and the fair value adjusted accordingly.

     The change in fair value recorded for the weather risk management products as of December 31, 2001 was a loss of $1.1 million and the realized gains totaled $17.7 million. These amounts have both been included in fee income and other.

     (C) INVESTMENT DERIVATIVES, INCLUDING EMBEDDED DERIVATIVES

     FOREIGN CURRENCY EXPOSURE MANAGEMENT

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company's investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 2001 and 2000, forward foreign exchange contracts with notional principal amounts totaling $45.5 million and $166.8 million, respectively were outstanding. The fair value of these contracts as at December 31, 2001 and 2000 was $45.7 million and $164.5 million, respectively, with unrealized gains of $0.1 million in 2001 and unrealized losses of $2.3 million in 2000. For the years ended December 31, 2001 and 2000, realized gains of $5.3 million and $48.3 million, respectively, and unrealized gains of $2.3 million and unrealized losses of $4.3 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


14. DERIVATIVE INSTRUMENTS (CONTINUED)

     Until 2001, the Company attempted to hedge directly the foreign currency exposure of a portion of its foreign currency fixed maturity investments using forward foreign exchange contracts that generally had maturities of three months or less, and which were rolled over to provide continuing coverage for as long as the investments were held. Where an investment was sold, the related foreign exchange sale contract was closed by entering in to an offsetting purchase contract. At December 31, 2000, the Company had, as hedges, foreign exchange contracts for the sale of $121.0 million and the purchase of $25.7 million of foreign currencies at fixed rates, primarily Euros. The notional value of fixed maturities denominated in foreign currencies that were hedged and held by the Company as at December 31, 2000 was $100.6 million. In connection with these foreign exchange contracts directly hedging foreign currency fixed maturity investments, unrealized foreign exchange gains or losses were deferred and included in accumulated other comprehensive loss. As at December 31, 2000, unrealized losses amounted to $10.2 million and realized losses totaled $0.7 million. Since 2000, contracts the Company enters into are not designated as specific hedges, and consequently all realized and unrealized gains and losses are recorded in income in the period in which they occur.

     In 2000, the Company used foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on certain of its known claims payable in foreign currencies. These contracts were not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on the contracts were recorded in income in the period in which they occurred. A loss of $6.8 million was realized in 2000 in connection with these contracts. At December 31, 2000, no such contracts were outstanding and no contracts were entered into in 2001.

     The Company has entered into other investment derivative instruments in 2001 and 2000. Results of these transactions are insignificant.

     The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company's maximum credit exposure.

     FINANCIAL MARKET EXPOSURE

     The Company also uses bond and stock index futures to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. These instruments are marked to market on a daily basis and changes in fair values are recorded through net realized and unrealized gains and losses on derivative instruments. The Company measures potential losses in fair values using various statistical techniques, including VaR. The Company calculates VaR for investment related derivatives based on a 95% confidence interval with a one month horizon.

     At December 31, 2001 and 2000, bond and stock index futures outstanding were $695.6 million (2000: $83.8 million) with underlying investments having a market value of $9.7 billion (2000: $2.5 billion). Losses of $1.0 million and $32.4 million on these contracts were realized during the years ended December 31, 2001 and 2000, respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of the total investment portfolio and of all investment related derivatives at December 31, 2001 was approximately $351.0 and $18.0 million, respectively.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


14. DERIVATIVE INSTRUMENTS (CONTINUED)

     OTHER INVESTMENT DERIVATIVES

     The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. At December 31, 2001, the Company recorded a gain of $13.6 million related the change in fair value of these warrants. No such warrants were held in 2000.

     The Company entered into a treasury rate lock agreement with the underwriters of the 6.58% Guaranteed Senior Notes due 2011. The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company's debt that would have resulted from an increase in the yield of the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. A loss of $5.6 million was realized and recorded in net realized and unrealized gains and losses on derivative instruments in the year ended December 31, 2001 related to this treasury rate lock agreement.

15. COMMITMENTS AND CONTINGENCIES

     (A) SPECIAL PURPOSE VEHICLES

     The Company utilizes special purpose vehicles to a limited extent both indirectly and directly in the ordinary course of the Company's business. At the transactional level, the Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers' ability to charge fees for specified services or projects, and corporate risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through off-balance sheet vehicles. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit default swaps referencing asset portfolios. The Company only provides financial guaranty insurance, or indirectly reinsurance, of these vehicles for fixed premiums at market rates but does not hold any equity positions or subordinated debt in these off-balance sheet arrangements. Accordingly, these vehicles are not consolidated.

     The Company has a 38% investment in an asset-backed commercial paper company that invests funds provided through a commercial paper and a Euro Medium Term Note program. The assets of this company are guaranteed by an unrelated third party. The Company has a further indirect investment that does not provide any additional control. The Company accounts for this investment on an equity basis. The Company has loaned a $30.0 million note to this investment vehicle. The investment company has assets and liabilities of $950.0 million at December 31, 2001 and generated income net of start-up costs totaling $1.2 million. The
Company believes its investment in this company and note receivable are realizable.

     The Company created XL Capital Finance (Europe) plc to facilitate the January 2002 issue of 6.5% Guaranteed Senior Notes in January 2002. This special purpose vehicle is wholly-owned and will be consolidated in the Company's consolidated financial statements.

     (B) EXPOSURES UNDER FINANCIAL GUARANTIES

     The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guaranty the performance of an obligor to a third party. The Company's potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. In synthetic transactions, the Company guaranties payment obligations of coun-

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

terparties under credit default swaps. At December 31, 2001, the Company's net aggregate insurance in force was $29.0 billion. The range of maturity of the insured obligations is one to thirty five years.

     The Company does not record a carrying value for future installment premiums as they are recognized over the term of the contract. The present value of future installment premiums discounted at 7% is $205.9 million at December 31, 2001.

     The Company manages its exposures to underwriting risk on these transactions through a structured process which includes but is not limited to detailed credit analysis, review of and adherence to underwriting guidelines and the use of reinsurance. The Company has also implemented surveillance policies and procedures to monitor its exposure throughout the life of the transactions. In addition, the structure of the transactions are such that the insured obligation is backed by a stream of cash flows, pools of assets or some other form of collateral. This collateral would typically become the Company's upon the payment of a claim by the Company.

     (C) CONCENTRATIONS OF CREDIT RISK

     The creditworthiness of a counterparty is evaluated by the Company, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.

     The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively "reinsurance assets"), investments and cash and cash equivalent balances. The Company's reinsurance assets at December 31, 2001 amounted to $6.3 billion and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. See Note 10 for further information.

     In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During 2001, 2000 and 1999, approximately 23%, 22% and 21%, respectively, of the Company's consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2001, 2000 and 1999, approximately 16%, 16% and 13%, respectively, of the Company's consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from general operations in each of the three years ended December 31, 2001.

     The Company's available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders' equity at December 31, 2001 and 2000.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (D) OTHER INVESTMENTS

     The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The primary purpose of these partnerships is to invest capital provided by the partners in various insurance and reinsurance ventures. The Company had invested $163.3 million and $103.0 million as at December 31, 2001 and 2000, respectively, with commitments to invest a further $144.8 million over the next ten years. The Company does not actively participate in the management of the partnerships.

     (E) PROPERTIES

     The Company rents space for its principal executive offices under leases that expire up to 2014. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $18.9 million, $18.3 million and $13.0 million, respectively. Future minimum rental commitments under existing leases are expected to be as follows:

            Year ending December 31:            2002    $ 16,643
                                                2003      15,681
                                                2004      14,080
                                                2005      12,668
                                                2006      10,126
                                         Later years      48,590
                                                        --------
                        Total minimum future rentals    $117,788
                                                        --------

     In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space for its worldwide headquarters. Development was completed in April 2001. The total cost of this development, including the land, was approximately $125.0 million.

     (F) TAX MATTERS

     The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda or Ireland, such businesses were attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company's results of operations and financial condition.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


16. SHARE CAPITAL

     (A) AUTHORIZED AND ISSUED

     The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. In June 2000, the Company's Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis. All shares in issue at December 31, 2001 are Class A ordinary shares.

     The following table is a summary of shares issued and outstanding (in thousands):

                                                    YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                 2001        2000        1999
                                                -------------------------------

Balance - beginning of year ................    125,020     127,807     128,745
Exercise of options ........................      1,812       2,247         443
Issue of restricted shares .................        235          40         107
Repurchase of shares .......................     (1,533)     (5,074)     (1,488)
Issue of shares ............................      9,200          --          --
                                                -------------------------------
Balance - end of year ......................    134,734     125,020     127,807
                                                ===============================

     The Company issued 9.2 million shares during 2001 at a price of $89.00 per share to support capital requirements subsequent to the September 11 event. Net proceeds received were $787.7 million.

     (B) SHARE REPURCHASES

     The Company has had several stock repurchase plans in the past as part of its capital management program. In June 1999, the Board of Directors rescinded the Company's share repurchase plans. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500.0 million. During 2001, the Company repurchased 1.5 million shares at a total cost of $116.9 million, or an average cost of $76.40 per share. During 2000, the Company repurchased 5.1 million shares at a total cost of $247.7 million, or an average cost of $48.82 per share.

     (C) STOCK PLANS

     The Company's executive stock plan, the 1991 Performance Incentive Program, as amended and restated effective March 17, 2000, provides for grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARs"). The plan is administered by the Company and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. Grant prices are established at the fair market value of the Company's common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth by the Compensation Committee at the time of grant. Options currently vest annually over three years from date of grant.

     Restricted stock awards issued under the 1991 Performance Incentive Program plan vest over such periods as the Compensation Committee may approve. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders' equity and subsequently amortized over the vesting period. Restricted stock issued under the plan totaled 227,795 shares, 77,472 shares and 113,100 shares in 2001, 2000 and 1999, respectively. Restricted stock awards granted by NAC prior to the merger amounted to 3,627 shares in 1999. Vesting for restricted stock awards generally occurs over a four to six year period.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


16. SHARE CAPITAL (CONTINUED)

     All options granted to non-employee directors are granted under the 1991 Performance Incentive Program. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of shares calculated by dividing 110% of the deferred payment by the market value of the Company's stock at the beginning of the fiscal year. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 4,240, 8,179 and nil in 2001, 2000 and 1999, respectively.

     A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by market price of the Company's stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 7,318, 12,903 and 1,217 were issued in 2001, 2000 and 1999, respectively. Total units are granted as shares upon retirement.

     Following the merger with NAC, new option plans were created in the Company to adopt the NAC plans. Options generally have a five or six year vesting schedule, with the majority expiring ten years from the date of grant; the remainder having no expiration. A stock plan is also maintained for non-employee directors. Options expire ten years from the date of grant and are fully exercisable six months after their grant date.

     In 1999, the Company adopted the 1999 Performance Incentive Plan under which 1,250,000 options were available and issued to employees who were not directors or executive officers of the Company.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation." Had the Company adopted the accounting provisions of FAS 123, compensation costs would have been determined based on the fair value of the stock option awards granted in 2001, 2000 and 1999, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                2001         2000        1999
                                              ---------------------------------
Net (loss) income - as reported ............  $(576,135)   $506,352    $470,509
Net (loss) income - pro-forma ..............  $(615,868)   $481,560    $437,592
Basic (loss) earnings per share -
  as reported ..............................     $(4.55)      $4.07       $3.69
Basic (loss) earnings per share -
  pro-forma ................................     $(4.86)      $3.87       $3.43
Diluted (loss) earnings per share -
  as reported ..............................     $(4.55)      $4.03       $3.62
Diluted (loss) earnings per share -
  pro-forma ................................     $(4.86)      $3.83       $3.36

     (D) FAS 123 PRO FORMA DISCLOSURE

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2001         2000        1999
                                              ---------------------------------
Dividend yield .............................       2.26%       3.58%       3.43%
Risk free interest rate ....................       4.65%       5.04%       5.90%
Expected volatility ........................      26.01%      25.77%      24.66%
Expected lives .............................  5.0 years   7.5 years   7.5 years

     Total stock based compensation expensed, which related to amortization of restricted stock, was $10.4 million, $9.5 million and $7.7 million in 2001, 2000 and 1999, respectively.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


16. SHARE CAPITAL (CONTINUED)

     (E) OPTIONS

     Following is a summary of stock options and related activity:

                                             2001                       2000                      1999
                                    ---------------------------------------------------------------------------
                                                   AVERAGE                   AVERAGE                   AVERAGE
                                    NUMBER OF     EXERCISE      NUMBER OF   EXERCISE      NUMBER OF   EXERCISE
                                     SHARES         PRICE        SHARES       PRICE        SHARES       PRICE
                                    ---------------------------------------------------------------------------
Outstanding - beginning of year ...  8,163,017     $51.09      10,282,723    $46.50       7,685,414    $50.61
Granted ...........................  3,089,999     $79.42         579,852    $49.95       3,207,492    $57.06
Exercised ......................... (1,943,966)    $47.61      (2,515,774)   $31.48        (421,163)   $27.57
Cancelled .........................   (114,918)    $66.26        (183,784)   $61.80        (189,020)   $55.25
                                    ---------------------------------------------------------------------------
Outstanding - end of year .........  9,194,132     $61.10       8,163,017    $51.09      10,282,723    $46.50
                                    ===========================================================================
Options exercisable ...............  5,021,748                  5,034,693                 5,287,657
                                    ===========================================================================
Options available for grant .......  5,915,430       *          9,904,918      *          1,028,853         *
                                    ===========================================================================

*Available for grant includes shares that may be granted as either stock options or restricted stock.

     The following table summarizes information about the Company's stock options (including stock appreciation rights) for options outstanding as of December 31, 2001:

                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                  ----------------------------------------          ----------------------------
                                                                 AVERAGE
                                                                REMAINING
RANGE OF                           NUMBER OF      AVERAGE      CONTRACTUAL          NUMBER OF        AVERAGE
EXERCISE PRICES                     OPTIONS   EXERCISE PRICE      LIFE               OPTIONS     EXERCISE PRICE
---------------                   ----------------------------------------          ----------------------------
$10.44 - $32.93                     378,237       $25.24        3.1 years             378,237        $25.24
$33.88 - $50.00                   3,410,925       $46.48        5.4 years           2,491,064        $45.37
$51.00 - $64.69                   1,447,971       $57.80        4.9 years           1,057,496        $58.71
$66.50 - $93.25                   3,956,999       $78.33        8.5 years           1,094,951        $74.97
                                  ------------------------------------------------------------------------------
$10.44 - $93.25                   9,194,132       $61.10        7.2 years           5,021,748        $53.12
                                  ==============================================================================

     (F) VOTING

     The Company's Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

     (G) SHARE RIGHTS PLAN

     Rights to purchase Class A ordinary shares ("the Rights") were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company's outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


16. SHARE CAPITAL (CONTINUED)

consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

17. RETIREMENT PLANS

     The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

     The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee's gross salary into the plan each month. The Company's contribution generally vests over 5 years. The Company's expenses for its qualified contributory defined contribution retirement plans were $9.7 million, $7.4 million and $4.8 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     At XL America, a qualified non-contributory defined benefit pension plan exists to cover substantially all its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company's qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment. Under these plans, the Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of plan assets were $24.9 million, $15.1 million and $12.4 million, respectively, as of December 31, 2001, and $21.3 million, $12.6 million and $12.3 million, respectively, as of December 31, 2000.

     Winterthur International pension benefits and retirement plans are subject to transition provisions in the Sale and Purchase Agreement. Under these plans, employees accrue benefits based on years of credited service, average compensation and age. The pension obligation under these arrangements will continue with the seller until contractual terms are satisfied and the liability under a GAAP basis has been quantified and agreed between the Company and the seller, at which point all Winterthur International employees will be covered under a Company plan. Definition of various contractual rights and obligations and valuation of the plans are not expected to be completed until later in 2002. The seller will provide the assets to fund the pension liability. It is not believed that adoption of these plans will have a significant effect on the results of operations, financial position and liquidity of the Company.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


18. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

                                                 BEFORE      TAX        NET OF
                                                  TAX       EXPENSE       TAX
                                                 AMOUNT    (BENEFIT)    AMOUNT
                                               --------------------------------

YEAR ENDED DECEMBER 31, 2001:
Unrealized gains (losses) on investments:
   Unrealized losses arising during year ....  $(160,201)  $  9,576   $(169,777)
   Less reclassification for gains (losses)
     realized in income .....................    (93,237)     5,536     (98,773)
                                               --------------------------------
Net unrealized losses on investments ........    (66,964)     4,040     (71,004)
Foreign currency translation adjustments ....    (31,882)     5,415     (37,297)
                                               --------------------------------
Change in accumulated other
  comprehensive loss ........................  $ (98,846)  $  9,455   $(108,301)
                                               ================================
YEAR ENDED DECEMBER 31, 2000:
Unrealized gains (losses) on investments:
   Unrealized losses arising during year ....  $ (82,362)  $(21,980)  $ (60,382)
   Less reclassification for gains (losses)
     realized in income .....................     45,090    (12,849)     57,939
                                               --------------------------------
Net unrealized losses on investments ........   (127,452)    (9,131)   (118,321)
Foreign currency translation adjustments ....     (5,600)       102      (5,702)
                                               --------------------------------
Change in accumulated other
  comprehensive loss ........................  $(133,052)  $ (9,029)  $(124,023)
                                               ================================
YEAR ENDED DECEMBER 31, 1999:
Unrealized gains (losses) on investments:
   Unrealized gains arising during year .....  $(176,092)  $(36,394)  $(139,698)
   Less reclassification for gains realized
     in income ..............................     66,800     (5,344)     72,144
                                               --------------------------------
Net unrealized losses on investments ........   (242,892)   (31,050)   (211,842)
Foreign currency translation adjustments ....     (6,308)    (2,276)     (4,032)
                                               --------------------------------
Change in accumulated other
  comprehensive loss ........................  $(249,200)  $(33,326)  $(215,874)
                                               ================================

19. CONTRIBUTED SURPLUS

     Under the laws of the Cayman Islands, the use of the Company's contributed surplus is restricted to the issue of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the repurchase of ordinary shares.

20. DIVIDENDS

     In 2001, four regular quarterly dividends were paid at $0.46 per share to shareholders of record of February 15, May 25, August 15 and November 30.

     In 2000, four regular quarterly dividends were paid at $0.45 per share to shareholders of record of February 15, May 25, August 15 and November 15.

     In 1999, four regular quarterly dividends were paid at $0.44 per share to shareholders of record at February 5, April 23, July 12 and September 24. This relates to the Company without inclusion of the pooling effect with NAC.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


21. TAXATION

     The Company is not subject to any taxes in the Cayman Islands on either income or capital gains under current Caymans law. The Company has received an undertaking that the Company will be exempted from Cayman Islands income or capital gains taxes until June 2018 in the event of any such taxes being imposed.

     The Company's Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

     The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations thereunder. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

     The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France and Luxembourg that are subject to relevant taxes in those jurisdictions.

     The income tax provisions for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                     YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                   2001       2000       1999
                                                -------------------------------

CURRENT (BENEFIT) EXPENSE:
   U.S .......................................  $   5,398   $ (3,175)  $(27,098)
   Non U.S ...................................     16,506      8,612      9,664
                                                -------------------------------
Total current expense (benefit) ..............     21,904      5,437    (17,434)
                                                -------------------------------
DEFERRED BENEFIT:
   U.S .......................................    (69,384)   (53,338)   (17,534)
   Non U.S ...................................   (142,434)    (8,455)    (4,602)
                                                -------------------------------
Total deferred benefit .......................   (211,818)   (61,793)   (22,136)
                                                -------------------------------
   TOTAL TAX BENEFIT .........................  $(189,914)  $(56,356)  $(39,570)
                                                ===============================

     The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2001 and 2000 is provided below:

                                                             2001        2000
                                                          ---------------------

     Expected tax provision at weighted average rate ...  $(178,371)   $(61,625)
     Permanent differences:
       Tax-exempt interest .............................     (8,964)    (12,184)
       Goodwill ........................................        691       6,000
       Other ...........................................     (3,270)     11,453
     Net withholding taxes .............................         --          --
                                                          ---------------------
     Total tax benefit .................................  $(189,914)   $(56,356)
                                                          ---------------------

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


21. TAXATION (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

                                                              2001        2000
                                                            --------------------
DEFERRED TAX ASSET:
   Net unpaid loss reserve discount ....................    $112,646    $ 83,230
   Net unearned premiums ...............................      12,224      13,929
   Compensation liabilities ............................       8,396       9,271
   Net operating losses ................................     241,235      53,563
   Currency translation adjustments ....................       1,693          --
   Other ...............................................      52,656       1,866
Deferred tax asset, gross of valuation allowance .......     428,850     161,859
Valuation allowance - foreign tax credit ...............       2,508          --
                                                            --------------------
Deferred tax asset, net of valuation allowance .........     426,342     161,859
                                                            --------------------
DEFERRED TAX LIABILITY:
   Net unrealized appreciation on investments ..........       2,686       7,553
   Currency translation adjustments ....................          --         566
   Other ...............................................       4,434       1,572
                                                            --------------------
Deferred tax liability .................................       7,120       9,691
                                                            --------------------
NET DEFERRED TAX ASSET .................................    $419,222    $152,168
                                                            ====================

     At December 31, 2001 and 2000, the Company's management concluded that all deferred tax assets are more likely than not to be realized. A valuation allowance was taken for the U.S. foreign tax credits due to expire in 2002. U.S. net operating loss carryforwards at December 31, 2001 were approximately $285.0 million and will expire in future years through 2019. As at December 31, 2001, net operating loss carryforwards in the U.K. were $447.0 million and have no expiration.

     Shareholders' equity at December 31, 2001 and 2000 reflected tax benefits of $9.1 million and $3.3 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company's U.S. subsidiaries.

22. STATUTORY FINANCIAL DATA

     The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus as reported to relevant regulatory authorities for the principal operating subsidiaries of the Company was as follows:

                                                 BERMUDA                   U.S.              U.K. AND EUROPE
                                       ------------------------------------------------------------------------
                                               DECEMBER 31              DECEMBER 31            DECEMBER 31
                                       ------------------------------------------------------------------------
                                           2001         2000         2001       2000        2001        2000
                                       ------------------------------------------------------------------------
Required statutory capital and surplus  $1,208,968    $ 791,251    $121,000    $111,000    $ 87,144    $ 8,000
Actual statutory capital and surplus.   $3,578,807   $4,189,834    $639,422    $575,575    $449,449   $276,400

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


22. STATUTORY FINANCIAL DATA (CONTINUED)

     The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

     With the exception of XL Re America, there are no statutory restrictions on the payment of dividends from retained earnings by any of the Company's subsidiaries as applicable minimum levels of solvency and liquidity have been met and all regulatory requirements and licensing rules complied with. At December 31, 2001 and 2000, XL Re America had a statutory earned deficit and is restricted from making a dividend distribution at this time by the New York Insurance Department.

23. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                     2001       2000      1999
                                                  ------------------------------

BASIC (LOSS) EARNINGS PER SHARE:
Net (loss) income ..............................  $(576,135)  $506,352  $470,509
Weighted average ordinary shares outstanding ...    126,676    124,503   127,601
Basic (loss) earnings per share ................  $   (4.55)  $   4.07  $   3.69
                                                  ==============================
DILUTED (LOSS) EARNINGS PER SHARE:
Net (loss) income ..............................  $(576,135)  $506,352  $470,509
Add back after-tax interest on convertible
  debentures (3) ...............................         --         --     1,752
                                                  ------------------------------
Adjusted net (loss) income .....................  $(576,135)  $506,352  $472,261
                                                  ------------------------------
Weighted average ordinary shares
 outstanding - basic ...........................    126,676    124,503   127,601
Average stock options outstanding (1) (2) ......         --      1,194     1,872
Conversion of convertible debentures (3) .......         --         --       831
                                                  ------------------------------
Weighted average ordinary shares
 outstanding - diluted .........................    126,676    125,697   130,304
                                                  ------------------------------
Diluted (loss) earnings per share ..............  $   (4.55)  $   4.03  $   3.62
                                                  ==============================

(1)  Net of shares repurchased under the treasury stock method.

(2) Average stock options outstanding have been excluded where anti-dilutive to earnings per share.

(3) The 5.25% Convertible Subordinated Debentures due 2000 were called in June 1999 and the actual conversion is reflected in 1999.

     Future weighted average number of shares outstanding may be affected by the convertible debt issued during 2001. See Note 13 for further information.

24. RELATED PARTY TRANSACTIONS

     In 2001, a limited partnership, XL Capital Principal Partners I, L.L.C. ("the Partnership"), was formed. The general partner of the Partnership is a newly-formed wholly-owned subsidiary of the Company. All of the limited partners of the Partnership are current or former senior officers or directors of the Company or its subsidiaries. The Company's investment in this partnership is included in other investments.

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


24. RELATED PARTY TRANSACTIONS (CONTINUED)

     The stated purpose of the Partnership is to achieve long-term capital appreciation for its investors through a portfolio of investments including, without limitation: private equity, venture capital and hedge funds; equity and equity-related securities of all types; investments in debt securities, preferred shares and other financial instruments; and securities issued by companies providing financial guaranty, insurance and reinsurance contracts. Generally, the Partnership is expected to co-invest in investments made by the Company substantially on the same terms as the similar investments made by the Company.

     The aggregate capital commitment of the Partnership is $49.1 million, of which $8.7 million was invested at December 31, 2001. The capital commitment of the general partner is $39.3 million and the capital commitments of the limited partners in the aggregate is $9.8 million.

25. SUBSEQUENT EVENTS

     Effective January 2002, the Company completed the acquisition of a 67% majority shareholding in Le Mans Re, increasing its shareholding from 49% at December 31, 2001. Les Mutuelles du Mans Assurances Group, which previously held 51% of the French reinsurer, will retain a 33% stake in Le Mans Re.

     In January 2002, the Company issued $600.0 million par value Guaranteed Senior Notes due January 2012. The Notes were issued at $99.469 and gross proceeds were $596.8 million. The Guaranteed Senior Notes have a coupon of 6.5%. Related expenses of the offering amounted to $7.9 million. Proceeds of the Notes were used to pay down $350.0 million of outstanding revolving credit in February 2002 that would have expired in June 2002, and for general corporate purposes.

     The Company registered its Dividend Reinvestment and Share Purchase Plan effective January 2002. This plan is intended to provide registered holders of XL Capital Class A ordinary shares with a convenient and economical way to reinvest all or a portion of their cash dividends and to make additional cash investments, subject to minimum and maximum purchase limitations, in its Class A ordinary shares.

26. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited quarterly financial data for 2001 and 2000:

                                                                        FIRST      SECOND       THIRD        FOURTH
                                                                       QUARTER    QUARTER      QUARTER       QUARTER
                                                                      --------    --------    ---------     ---------
2001
   Net premiums earned - general operations .....................     $542,154    $640,984    $ 705,277     $ 891,512
   Net premiums earned - life operations ........................     $     --    $     --    $  46,247     $ 649,348
   Underwriting profit (loss) ...................................     $ 33,467    $ 51,219    $(925,087)    $(239,734)
   Net income (loss) ............................................     $218,929    $128,606    $(840,032)    $ (83,638)

   Net income (loss) per share and share equivalent - basic .....     $   1.76    $   1.03    $   (6.70)    $   (0.64)
   Net income (loss) per share and share equivalent - diluted ...     $   1.73    $   1.01    $   (6.70)    $   (0.64)

2000
   Net premiums earned - general operations .....................     $494,499    $503,375    $ 539,945     $ 497,421
   Underwriting profit (loss) ...................................     $ 36,530    $  8,792    $  23,462     $(187,601)
   Net income ...................................................     $223,759    $142,484    $ 139,461     $     648

   Net income per share and share equivalent - basic ............     $   1.78    $   1.15    $    1.13     $    0.01
   Net income per share and share equivalent - diluted ..........     $   1.77    $   1.13    $    1.10     $    0.01

                                 XL CAPITAL LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (U.S. dollars in thousands, except per share amounts)


26. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

     In the fourth quarter of 2001, the Company incurred adverse loss development of its casualty reinsurance business written prior to 1999 of approximately $140.0 million after-tax, and losses related to certain other events, including the bankruptcy of Enron Corp., American Airlines Flight 587 and several large European property losses.

     In the third quarter of 2001, the Company recorded net losses of approximately $795.9 million after tax due to the September 11 event. In addition, the effect of other loss events, including the Sri Lanka airport attack, Toulouse plant explosion, satellite losses and adverse development in the Company's Lloyd's operations, were $103.7 million after taxes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Financial Statement Schedules and Exhibits.

                                                                            PAGE
                                                                            ----
          - Report of PricewaterhouseCoopers LLP on
            Financial Statements and Financial Statement Schedules ........ 101

1. FINANCIAL STATEMENTS

     Included in Part II - See Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

                                                               SCHEDULE
                                                                NUMBER     PAGE
                                                               -----------------
     - Consolidated Summary of Investments-Other than
         Investments in Related Parties, as of
         December 31, 2001 ..................................      I       102
     - Condensed Financial Information of Registrant,
         as of December 31, 2001 and 2000 and for the
         years ended December 31, 2001, 2000, and 1999 ......     II       103
     - Reinsurance, for the years ended December 31, 2001,
         2000 and 1999 ......................................     IV       106
     - Supplementary Information Concerning Property/Casualty
         Insurance Operations for the years ended
         December 31, 2001, 2000 and 1999 ...................     VI       107

     Other Schedules have been omitted as they are not applicable to the Company.

3. EXHIBITS

     1.1 Underwriting Agreement, dated November 1, 2001, by and among XL Capital Ltd, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 2001.

     1.2       Pricing  Agreement,  dated  November  1,  2001,  by and  among XL
               Capital Ltd, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 2001.

     1.3 Underwriting Agreement, dated January 7, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd, Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc. and Credit Lyonnais Securities (USA) Inc., incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 2001.

     1.4 Pricing Agreement, dated January 7, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd, Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc. and Credit Lyonnais Securities (USA) Inc., incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 2001.

     3.1 Memorandum of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean limited dated July 2, 1998.

     3.2 Articles of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited dated July 2, 1998.

     4.1 Rights Agreement, dated September 11, 1998, between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to the Company's Current Report on Form 8-K dated October 21, 1998.

     4.2 Registration Rights Agreement, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, as incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-66976).

     4.3 Registration Rights Agreement, dated September 4, 2001, between XL Capital Ltd and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.51 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     4.4 Indenture, dated January 10, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to the Company's Current Report on Form 8-K dated January 10, 2002.

     4.5       Form  of  XL  Capital   Finance   (Europe)  plc  Debt   Security,
               incorporated by reference to the Company's Current Report on Form 8-K dated January 10, 2002.

     4.6 Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to the Company's Current Report on Form 8-K dated January 10, 2002.

     4.7 Indenture, dated September 4, 2001, between XL Capital Ltd and State Street Bank & Trust Company relating to the Liquid-Yield Option Notes due 2021, incorporated by reference to Exhibit 4.49 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     4.8       Form of Liquid-Yield Option Note due 2021 (referred to in Exhibit
               4.7 above) and incorporated by reference to Exhibit 4.50 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     4.9       Indenture,  dated  May  23,  2001,  between  XL  Capital  Ltd and
               Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (No. 333-66976).

     4.10 Form of Zero Coupon Convertible debenture, due May 23, 2021 (referred to in Exhibit 4.8 above) and incorporated by reference to Exhibit 10.14.41 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

     4.11 Form of Note Purchase Agreement, dated April 12, 2001, relating to 6.58% Guaranteed Senior Notes due April 12, 2011, incorporated by reference to Exhibit 10.14.43 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

     4.12 Form of Note Purchase Agreement, dated November 1995, relating to 7.15% senior notes due November 15, 2005, incorporated by reference to NAC Re Corporation's Registration Statement on Form S-3 (No. 33-97878).

     10.1      Money Accumulation Savings Program,  incorporated by reference to
               Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-40533).

     10.2      1991  Performance  Incentive  Plan,  incorporated by reference to
               Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 33-40533).

     10.3 First Amendment to the 1991 Performance Incentive Program, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

     10.4 1991 Performance Incentive Program as amended and restated, effective March 17, 2000, incorporated by reference to the Company's Proxy Statement dated April 7, 2000.

     10.5 Retirement Plan for Non-employee Directors of XL Capital Ltd, as amended, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

     10.6 XL Capital Ltd Directors Stock and Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

     10.7      XL   Capital   Ltd  Stock   Plan  for   Non-employee   Directors,
               incorporated by reference to Exhibit 10.6 to the Company's Annual report on Form 10-K for the year ended November 30, 1996.

     10.8 Fourth Amendment to EXEL Limited Directors Stock and Option Plan, incorporated by reference to Exhibit 10.6.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.9 Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company's Annual report on form 10-K for the year ended November 30, 1998.

     10.10 Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.11 Mid Ocean Ltd. Stock & Deferred Compensation Plan for Non-employee Directors, incorporated by reference to Exhibit
               10.10.1 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.12 Form of Severance Contract between NAC Re Corporation and the executive officers of NAC Re Corporation, incorporated herein by reference to the Company's Annual Report on Form 10-K of NAC Re Corporation for the year ended December 30, 1988.

     10.13 1997 Incentive and Capital Accumulation Plan, incorporated by reference to Exhibit A to the NAC Re Corporation definitive Proxy Statement filed with the Securities and Exchange Commission.

     10.14 Dividend Reinvestment and Share Purchase Plan, dated January 18, 2002, incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-76988).

     10.15     Mark  E.  Brockbank   Consultancy   Agreement,   incorporated  by
               reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.16     Henry  C.  V.  Keeling  Employment  Agreement,   incorporated  by
               reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.17 Amendment to Henry C. V. Keeling Service Agreement, incorporated by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.18 Michael A. Butt Employment Agreement, incorporated by reference to Exhibit 10.11.5 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.19 Amendment to Michael A. Butt Service Agreement, incorporated by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.20 Ronald L. Bornheutter Consulting Agreement, dated July 1, 1999, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on form 10-K for the year ended December 31, 1999.

     10.21 Ronald L. Bornheutter Settlement Agreement, dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.22 Nicholas M. Brown, Jr. Employment Contract, dated June 30, 1998, incorporated herein by reference to NAC Re Corporation's quarterly report on Form 10-Q for the period ended June 30, 1998.

     10.23 Amended and Restated Employment Agreement with Nicholas M. Brown, Jr., dated June 18, 1999, incorporated by reference to Exhibit
               10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.24 Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

     10.25 Credit Agreement (5-Year), between Mid Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit
               10.14.1 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.26 Amendment No. 1, to Credit Agreement (5-Year) between Mid Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.27 Amendment No. 2, to Credit Agreement (5-year) between Mid Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.28 Amendment No. 3, to Credit Agreement (5-year) between Mid Ocean Limited and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.29 Revolving Credit Agreement, dated as of June 6, 1997, between XL Insurance Company, Ltd X.L. Reinsurance Company, Ltd, and Exel Acquisition Ltd, as the banks, and Mellon Bank N.A., as agent, incorporated by reference to Exhibit (b)(2) of the GCR Schedule 14D-1, incorporated by reference to Exhibit 10.14.14 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.30     First  Amendment,  dated as of  November  5, 1997,  to  Revolving
               Credit Agreement dated as of June 6, 1997, incorporated by reference to Exhibit 10.14.15 to the Company's Annual Report on Form 10-K for the year ended November 30,1998.

     10.31 Second Amendment, dated as of August 3, 1998, to Revolving Credit Agreement dated as of June 6, 1997, incorporated by reference to
               Exhibit 10.14.16 to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     10.32     Third  Amendment,  dated as of  December  4, 1998,  to  Revolving
               Credit Agreement dated as of June 6, 1997, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.33 Fourth Amendment, dated as of June 30, 1999, to Revolving Credit Agreement dated as of June 6, 1997, incorporated by reference to
               Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.34 Fifth Amendment, dated as of February 25, 2000, to Revolving Credit Agreement dated as of June 6, 1997, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.35 Sixth Amendment, dated as of August 27, 2001, to Revolving Credit Agreement dated as of June 6, 1997, incorporated by reference to
               Exhibit 10.47 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.36 Seventh Amendment, dated as of September 26, 2001, to Revolving Credit Agreement dated as of June 6, 1997, incorporated by reference to Exhibit 10.46 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.37 Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, by and among XL Insurance (Bermuda) Ltd (formerly known as XL Insurance Ltd) XL Capital Ltd, XL Europe Ltd, XL Re Ltd (formerly known as Mid Ocean Reinsurance Ltd), The Brockbank Group plc, as account parties and XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and XL Investments Ltd, as guarantors and Mellon Bank, N.A., as issuing bank and agent incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.38 First Amendment dated as of January 21, 2000, to Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.39 Second Amendment dated as of November 28, 2000, to Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.40 364-day Credit Agreement, dated as of July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Mid Ocean Reinsurance Ltd, as borrowers and guarantors, the lenders named therein, The Chase Manhattan Bank, as administrative agent, Chase Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank, N.A. and Citibank, N.A., as co-documentation agent, incorporated by reference to Exhibit
               10.14.31 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2000.

     10.41 Letter of Credit and Reimbursement Agreement, dated as of July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Mid Ocean Reinsurance Ltd, as account parties and guarantors, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Chase Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank, N.A. and Citibank, N.A., as co-documentation agents, incorporated by reference to Exhibit
               10.14.32 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2000.

     10.42 Letter of Credit and Reimbursement Agreement, dated November 3, 2000, between XL Capital Ltd, XL America Inc., XL Insurance (Bermuda) Ltd (formerly known as XL Insurance Ltd), XL Europe and XL Re Ltd (formerly known as XL Mid Ocean Reinsurance Ltd), the guarantors, the lenders named therein, Citibank International plc, as agent and security trustee and Solomon Brothers International Limited, as arranger, incorporated by reference to
               Exhibit 10.14.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.43 Amendment No. 1, dated as of September 26, 2001, to the Letter of Credit and Reimbursement Agreement dated November 3, 2000 between XL Capital Ltd as account party and guarantor, and X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as guarantors, and the lenders party thereto and Citibank International plc, as agent and security trustee for the lenders and Salomon Brothers International Limited, as arranger, incorporated by reference to Exhibit 10.49 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.44 Letter of Credit Agreement (Secured), between XL Mid Ocean Reinsurance Ltd and Citibank International plc dated May 19, 1993 (as amended) incorporated by reference to the Company's Prospectus Supplement dated November 3, 1998.

     10.45 364-day Credit Agreement, dated as of June 29, 2001, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors, the lenders party thereto, and The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner and Mellon Bank, N.A. and Citibank, N.A., as co-syndication  agents,  incorporated  by  reference  to  Exhibit
               10.14.38 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

     10.46 Amendment No. 1, dated as of September 26, 2001, to the 364-day Credit Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors and the lenders party thereto and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.45 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.47 Letter of Credit and Reimbursement Agreement, dated as of June 29, 2001, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, and The Chase Manhattan Bank, as administration agent, incorporated by reference to Exhibit 10.14.39 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

     10.48 Amendment No. 1, dated as of September 26, 2001, to the Letter of Credit and Reimbursement Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, each an account party and guarantor, the lenders party thereto and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.48 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.49 Amended and Restated Credit Agreement, dated August 31, 2001, between XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and Mid Ocean Limited, as borrowers and guarantors, and The Chase Manhattan Bank as administrative agent.*

     10.50 Amendment No. 1, dated as of September 26, 2001, to the Amended and Restated Credit Agreement dated as of August 31, 2001 between XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and Mid Ocean Limited, as borrowers and guarantors, the banks party thereto and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.44 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2001.

     10.51 Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2001.

     10.52 Letter of Credit Facility and Reimbursement Agreement, dated November 20, 2001, between XL Capital Ltd X.L. America, Inc., XL Europe Ltd, XL Insurance (Bermuda) Ltd and XL Re Ltd as guarantors and Citibank International Plc as agent and security trustee and Salomon Brothers International Limited as the arranger and the lenders party thereto.*

     * Filed herewith

     10.53 Letter of Credit Facility and Reimbursement Agreement, dated as of December 31, 2001, between XL Capital Ltd, X.L. America Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors and Mellon Bank, as issuing bank, agent and arranger.*

     10.54     Pledge  Agreement,  dated as of  December  18,  2001,  made by XL
               Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd as guarantors and in favor of Citibank, N.A.*

     10.55 Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001.*

     10.56 Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001.*

     10.57 Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001.*

     12.1      Statement regarding computation of ratios.*

     21.1      List of subsidiaries of the Registrant.*

     23.1      Consent of PricewaterhouseCoopers LLP.*

     99.1 The audited financial statements of Winterthur International as at and for the year ended December 31, 2000, incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2001.

     99.2 Consent of KPMG Audit plc, incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2001.

     99.3 The unaudited pro forma condensed financial information as at and for year ended December 31, 2000, incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2001.

     99.4 Press Release, dated August 6, 2001, incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2001.

     99.5 XL Capital Assurance Inc. audited financial statements as at and for the years ended December 31, 2001, 2000, and 1999.*

     99.6 XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2001 and 2000, and as at and for the 63 week period ended December 31, 1999.*

          (b)  Reports on Form 8-K

               (1)  Current  Report on Form 8-K filed on October 4, 2001,  under
                    Item 5 thereof.

               (2)  Current Report on Form 8-K filed on October 29, 2001,  under
                    Item 5 thereof.

               (3)  Current Report on Form 8-K filed on November 2, 2001,  under
                    Item 5 thereof.

    * Filed herewith

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of XL Capital Ltd:

In our opinion, based upon our audits, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 14(a) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the merger with NAC Re Corp. on July 15, 1999 in a transaction accounted for as a pooling of interests, as described in Note 6 to the consolidated financial statements. We conducted our audits of these statements and schedules in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 12, 2002

                                 XL CAPITAL LTD
                             SUPPLEMENTAL SCHEDULE I
                 CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                             AS AT DECEMBER 31, 2001
                           (U.S dollars in thousands)

                                                                       AMOUNT
                                                                        SHOWN
                                              COST OR                  IN THE
                                             AMORTIZED    MARKET       BALANCE
TYPE OF INVESTMENT                           COST (1)      VALUE        SHEET
                                           ------------------------------------
Fixed Maturities:
  Bonds and notes:
    U.S. Government and
      Government agency .................  $ 1,047,642  $ 1,039,652  $ 1,039,652
                                           -------------------------------------
    Corporate ...........................    5,095,415    4,998,457    4,998,457
    Mortgage-backed securities ..........    3,278,103    3,293,077    3,293,077
    U.S. States and political
      subdivisions of the States ........       58,978       60,225       60,225
    Non-U.S. Sovereign Government .......    1,465,430    1,440,516    1,440,516
                                           -------------------------------------
          Total fixed maturities ........  $10,945,568  $10,831,927  $10,831,927
                                           -------------------------------------
Equity Securities: ......................  $   575,090  $   547,805  $   547,805
                                           -------------------------------------
Short-term investments ..................  $ 1,050,015  $ 1,050,113  $ 1,050,113
                                           -------------------------------------
Other investments .......................  $   273,528  $   273,528  $   273,528
                                           -------------------------------------
Total investments other than
  related parties .......................  $12,844,201  $12,703,373  $12,703,373
                                           -------------------------------------

(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                 XL CAPITAL LTD
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONDENSED BALANCE SHEETS-PARENT COMPANY ONLY

                        AS AT DECEMBER 31, 2001 AND 2000
                           (U.S. dollars in thousands)

                                                            2001       2000
                                                         ----------------------
                                    A S S E T S
Investments available for sale:
  Fixed maturities at fair value (amortized cost:
    2001, $145,713; 2000, $292,759) ...................  $  149,318  $  295,770
  Equity securities at fair value
    (cost: 2001, $375; 2000: nil) .....................         376          --
  Short-term investments at fair value
    (amortized cost: 2001, $240,490: 2000, $11,032) ...     241,193      10,997
                                                         ----------------------
      Total investments available for sale ............     390,887     306,767
Cash and cash equivalents .............................     303,628      40,391
Investments in subsidiaries on an equity basis ........   6,130,799   6,748,846
Investment in affiliates ..............................      31,400         162
Investments in limited partnerships ...................      42,342      35,712
Accrued investment income .............................       2,330       2,629
Other assets ..........................................      31,432      22,049
                                                         ----------------------
       Total assets ...................................  $6,932,818  $7,156,556
                                                         ======================

                               L I A B I L I T I E S
Amount due to subsidiaries ............................  $  535,781  $1,515,071
Notes payable and debt ................................     899,838          --
Accounts payable and accrued liabilities ..............      60,015      67,817
                                                         ----------------------
       Total liabilities ..............................  $1,495,634  $1,582,888
                                                         ======================

                       S H A R E H O L D E R S'  E Q U I T Y
Ordinary shares .......................................  $    1,347  $    1,250
Contributed surplus ...................................   3,378,549   2,497,416
Accumulated other comprehensive loss ..................    (213,013)   (104,712)
Deferred compensation .................................     (27,177)    (17,727)
Retained earnings .....................................   2,297,478   3,197,441
                                                         ----------------------
       Total shareholders' equity .....................  $5,437,184  $5,573,668
                                                         ----------------------
       Total liabilities and shareholders' equity .....  $6,932,818  $7,156,556
                                                         ======================

                                 XL CAPITAL LTD
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
        STATEMENT OF INCOME AND COMPREHENSIVE INCOME-PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S. dollars in thousands)

                                                   2001       2000       1999
                                                -------------------------------
Net investment income ........................  $  18,251   $  4,466  $   1,890
Net realized gains (losses) on investments
  and derivative instruments .................      5,992        643       (278)
Equity in net (loss) earnings of
  subsidiaries (Dividends were Nil
  in 2001, 2000 and 1999, respectively) ......   (481,566)   576,502    560,166
Equity in net (loss) income of affiliates ....       (957)        88         --
Income from limited partnerships .............      1,719      2,594      4,947
                                                -------------------------------
Total revenues ...............................   (456,561)   584,293    566,725
                                                -------------------------------
Operating expenses ...........................     96,589     77,941     96,216
Interest expense .............................     22,985         --         --
                                                -------------------------------
Total expenses ...............................    119,574     77,941     96,216
                                                -------------------------------
Net (loss) income ............................   (576,135)   506,352    470,509
Change in net unrealized appreciation
  on investments .............................      1,790      4,458     (3,084)
                                                -------------------------------
Comprehensive (loss) income ..................  $(574,345)  $510,810  $ 467,425
                                                ===============================

                                 XL CAPITAL LTD
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   STATEMENT OF CASH FLOWS-PARENT COMPANY ONLY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S dollars in thousands)

                                                                                      2001          2000          1999
                                                                                   -------------------------------------
Cash flows provided by (used in) operating activities:
   Net (loss) income ..........................................................    $(576,135)    $ 506,352     $ 470,509
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gains (losses) on investments and derivative instruments ...       (5,992)           --            --
      Equity in net loss (earnings) of subsidiaries, net of dividends .........      483,461      (586,663)     (557,317)
      Equity in net loss (income) of affiliates, net of dividends .............        1,198           (88)           --
      Amortization of intangible assets .......................................       31,348        31,348        31,348
      Amortization of deferred compensation ...................................       10,352         8,861         7,657
      Amortization of discounts on fixed maturities ...........................        1,708           637           366
      Accretion of notes payable and debt .....................................       12,339            --            --
      Accrued investment income ...............................................          299        (2,090)        1,428
      Accounts payable and accrued liabilities ................................       (7,875)      (60,226)       10,522
      Other ...................................................................       10,034        (8,890)       (5,069)
                                                                                   -------------------------------------
         Total adjustments ....................................................      536,872      (617,111)     (511,065)
                                                                                   -------------------------------------
         Net cash (used in) provided by operating activities ..................      (39,263)     (110,759)      (40,556)
                                                                                   -------------------------------------
Cash flows provided by (used in) investing activities:
   Proceeds from sale of fixed maturities and short-term investments ..........      497,940       230,110       118,756
   Proceeds from redemption of fixed maturities and
      short-term investments ..................................................       80,299        43,500       107,885
   Purchases of fixed maturities and short term investments ...................     (658,872)     (432,722)     (121,995)
   Investment in subsidiaries .................................................       (6,770)      (25,000)           --
   Investment in affiliates ...................................................      (29,860)           --            --
   Investment in limited partnerships .........................................       (6,630)        3,640       (18,974)
                                                                                   -------------------------------------
         Net cash provided by (used in) investing activities ..................     (123,893)     (180,472)       85,672
                                                                                   -------------------------------------
Cash flows provided by (used in) financing activities:
   Issue of shares ............................................................      787,678            --            --
   Proceeds from exercise of options ..........................................      105,233        74,564        14,014
   Dividends paid .............................................................     (237,628)     (225,572)     (212,659)
   Amount due to subsidiaries .................................................     (979,290)      605,461       229,811
   Repurchase of shares .......................................................     (117,133)     (248,450)      (99,344)
   Proceeds from loans ........................................................      917,533            --            --
   Repayment of loans .........................................................      (50,000)           --            --
                                                                                   -------------------------------------
         Net cash provided by (used in) financing activities ..................      426,393       206,003        68,178)
                                                                                   -------------------------------------
         Net change in cash and cash equivalents ..............................      263,237       (85,228)      (23,062)
Cash and cash equivalents - beginning of year .................................       40,391       125,619       148,681
                                                                                   -------------------------------------
Cash and cash equivalents - end of year .......................................    $ 303,628     $  40,391     $ 125,619
                                                                                   =====================================

                                 XL CAPITAL LTD
                             SCHEDULE IV-REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S dollars in thousands)

                                         CEDED        ASSUMED
                           GROSS       TO OTHER     FROM OTHER        NET
                          AMOUNT       COMPANIES     COMPANIES      AMOUNT
                        ----------------------------------------------------
2001 .................  $2,978,370    $1,855,296    $1,805,352    $2,928,426
                        ----------------------------------------------------
2000 .................  $1,688,923    $1,012,791    $1,440,108    $2,116,240
                        ----------------------------------------------------
1999 .................  $1,088,028    $  541,037    $1,354,892    $1,901,883
                        ----------------------------------------------------

                                 XL CAPITAL LTD
                                   SCHEDULE VI
                            SUPPLEMENTARY INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (U.S dollars in thousands)

                                                                        LOSSES AND LOSS EXPENSES   NET PAID
                       RESERVES                                           INCURRED RELATED TO       LOSSES  AMORTIZATION
          DEFERRED    FOR LOSSES  RESERVES FOR                  NET     ------------------------     AND      OF DEFERRED      NET
         ACQUISITION   AND LOSS     UNEARNED    NET EARNED  INVESTMENT   CURRENT        PRIOR        LOSS    ACQUISITION   PREMIUMS
            COSTS      EXPENSES     PREMIUMS     PREMIUMS     INCOME       YEAR          YEAR      EXPENSES     COSTS       WRITTEN
         ---------------------------------------------------------------------------------------------------------------------------
2001 ...  $394,258   $11,825,680   $2,682,089   $2,779,927   $562,606   $2,743,094   $ 175,804    $1,817,425   $639,046   $2,928,426
         ---------------------------------------------------------------------------------------------------------------------------
2000 ...  $309,268   $ 5,672,062   $1,741,393   $2,035,240   $542,500   $1,827,443   $(394,884)   $1,663,670   $485,796   $2,116,240
         ---------------------------------------------------------------------------------------------------------------------------
1999 ...  $275,716   $ 5,369,402   $1,497,376   $1,750,006   $525,318   $1,591,414   $(287,110)   $1,093,502   $380,980   $1,901,883
         ---------------------------------------------------------------------------------------------------------------------------

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

March 22, 2002

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

         SIGNATURES                     TITLE                         DATE
         ----------                     -----                         ----

    /s/ BRIAN M. O'HARA       President, Chief Executive          March 22, 2002
---------------------------     Officer and Director
      Brian M. O'Hara           (Principal Executive Officer)

 /s/ JERRY M. DE ST. PAER     Executive Vice President            March 22, 2002
---------------------------     (Principal Financial Officer
    Jerry M. de St Paer         and Principal Accounting Officer)

/s/ MICHAEL P. ESPOSITO JR.   Director and Chairman of the        March 22, 2002
---------------------------     Board of Directors
 Michael P. Esposito, Jr.

 /s/ RONALD L. BORNHUETTER    Director                            March 22, 2002
---------------------------
   Ronald L. Bornhuetter

    /s/ MICHAEL A. BUTT       Director                            March 22, 2002
---------------------------
      Michael A. Butt

    /s/ ROBERT CLEMENTS       Director                            March 22, 2002
---------------------------
      Robert Clements

     /s/ DALE  COMEY          Director                            March 22, 2002
---------------------------
       Dale Comey

    /s/ SIR F. BRIAN CORBY    Director                            March 22, 2002
---------------------------
      Sir F. Brian Corby

   /s/ ROBERT R. GLAUBER      Director                            March 22, 2002
---------------------------
     Robert R. Glauber

         SIGNATURES                     TITLE                         DATE
         ----------                     -----                         ----

     /s/ PAUL E. JEANBART     Director                            March 22, 2002
---------------------------
       Paul E. Jeanbart

      /s/ JOHN LOUDON         Director                            March 22, 2002
---------------------------
        John Loudon

   /s/ ROBERT S. PARKER       Director                            March 22, 2002
---------------------------
     Robert S. Parker

      /s/ CYRIL E. RANCE      Director                            March 22, 2002
---------------------------
        Cyril E. Rance

    /s/ ALAN Z. SENTER        Director                            March 22, 2002
---------------------------
      Alan Z. Senter

   /s/ JOHN T. THORNTON       Director                            March 22, 2002
---------------------------
     John T. Thornton

   /s/ ELLEN E. THROWER       Director                            March 22, 2002
---------------------------
     Ellen E. Thrower

      /s/ JOHN W. WEISER      Director                            March 22, 2002
---------------------------
        John W. Weiser