Form 10-Q
period 2002-03-31
XL CAPITAL LTD
filed 2002-05-14
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2002, there were 135,465,673 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as at March 31, 2002 and
            December 31, 2001 (Unaudited)..............................     1

            Consolidated Statements of Income and Comprehensive Income
            for the Three Months Ended March 31, 2002 and 2001
            (Unaudited)................................................     2

            Consolidated Statements of Shareholders' Equity for the
            Three Months Ended March 31, 2002 and 2001
            (Unaudited)................................................     3

            Notes to Unaudited Consolidated Financial Statements ......     5

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition ........................    13

Item 3.     Quantitative and Qualitative Disclosure about Market Risk..    23


                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings .........................................    26

Item 4.     Submission of Matters to a Vote of Shareholders ...........    26

Item 6.     Exhibits and Reports on Form 8-K ..........................    26

Signatures

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD

                           CONSOLIDATED BALANCE SHEETS
                (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          (UNAUDITED)
                                                                                 -----------------------------
                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2002             2001
                                                                                 ------------     ------------
                                     ASSETS
Investments:
   Fixed maturities at fair value (amortized cost: 2002, $11,752,123;
     2001, $10,945,568) .....................................................    $ 11,525,883     $ 10,831,927
   Equity securities, at fair value (cost: 2002, $684,441; 2001, $575,090) ..         678,319          547,805
   Short-term investments, at fair value (amortized cost: 2002, $630,074;
     2001, $1,050,015) ......................................................         629,399        1,050,113
                                                                                 ------------     ------------
          Total investments available for sale ..............................      12,833,601       12,429,845
   Investments in affiliates ................................................       1,162,725        1,037,344
   Other investments ........................................................         250,384          273,528
                                                                                 ------------     ------------
          Total investments .................................................      14,246,710       13,740,717
Cash and cash equivalents ...................................................       2,066,413        1,863,861
Accrued investment income ...................................................         193,662          180,305
Deferred acquisition costs ..................................................         614,717          394,258
Prepaid reinsurance premiums ................................................       1,080,629          846,081
Premiums receivable .........................................................       3,404,981        2,182,348
Reinsurance balances receivable .............................................       1,398,557        1,246,106
Unpaid losses and loss expenses recoverable .................................       5,063,661        5,033,952
Goodwill and other intangible assets.........................................       1,677,597        1,616,943
Deferred tax asset, net .....................................................         340,875          419,222
Other assets ................................................................         629,983          439,282
                                                                                 ------------     ------------
         Total assets .......................................................    $ 30,717,785     $ 27,963,075
                                                                                 ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Unpaid losses and loss expenses .............................................    $ 12,275,728     $ 11,825,680
Deposit liabilities and policy benefit reserves .............................       2,409,481        2,374,164
Unearned premiums ...........................................................       4,091,367        2,682,089
Notes payable and  debt .....................................................       1,857,670        1,604,877
Reinsurance balances payable ................................................       1,886,357        1,672,122
Net payable for investments purchased .......................................       1,483,177        1,247,027
Other liabilities ...........................................................       1,215,846        1,071,402
Minority interest ...........................................................          48,095           48,530
                                                                                 ------------     ------------
         Total liabilities ..................................................    $ 25,267,721     $ 22,525,891
                                                                                 ------------     ------------

Commitments and Contingencies

Shareholders' Equity:
Authorized, 999,990,000 Class A ordinary shares, par value $0.01
  Issued and outstanding:  (2002, 135,511,183; 2001, 134,734,491) ...........    $      1,355     $      1,347
Contributed surplus .........................................................       3,427,920        3,378,549
Accumulated other comprehensive loss ........................................        (260,250)        (213,013)
Deferred compensation .......................................................         (41,965)         (27,177)
Retained earnings ...........................................................       2,323,004        2,297,478
                                                                                 ------------     ------------
         Total shareholders' equity .........................................    $  5,450,064     $  5,437,184
                                                                                 ------------     ------------
         Total liabilities and shareholders' equity .........................    $ 30,717,785     $ 27,963,075
                                                                                 ============     ============


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                  ---------------------------
                                                                                      2002            2001
                                                                                  -----------     -----------
REVENUES:
     Net premiums earned - general operations ................................    $ 1,032,953     $   542,154
     Net premiums earned - life operations ...................................         39,193              --
     Net investment income ...................................................        171,127         143,096
     Net realized (losses) gains on investments ..............................       (106,020)         62,535
     Net realized and unrealized losses on derivative instruments ............        (13,200)         (2,364)
     Equity in net income of investment affiliates ...........................         32,185          20,374
     Fee income and other.....................................................          8,868           7,069
                                                                                  -----------     -----------
             Total revenues ..................................................      1,165,106         772,864
                                                                                  -----------     -----------
EXPENSES:
     Net losses and loss expenses incurred - general operations ..............        646,924         330,204
     Claims and policy benefit reserves - life operations ....................         47,763              --
     Acquisition costs .......................................................        185,732         125,872
     Operating expenses ......................................................        145,145          73,058
     Exchange gains ..........................................................         (8,364)         (1,170)
      Interest expense .......................................................         41,622          21,257
       Amortization of intangible assets .....................................            614          14,468
                                                                                  -----------     -----------
          Total expenses .....................................................      1,059,436         563,689
                                                                                  -----------     -----------

Income before minority interest, income tax expense and equity in net
  income of insurance affiliates .............................................        105,670         209,175
     Minority interest in net income of subsidiary ...........................          2,255           1,169
     Income tax expense (benefit) ............................................         13,954          (2,909)
     Equity in net income of insurance affiliates ............................            (32)         (8,014)
                                                                                  -----------     -----------
Net income ...................................................................    $    89,493     $   218,929
                                                                                  -----------     -----------

Change in net unrealized depreciation of investments .........................       (104,314)        (29,407)
Foreign currency translation adjustments .....................................         57,077         (47,122)
                                                                                  -----------     -----------
Comprehensive income .........................................................    $    42,256     $   142,400
                                                                                  ===========     ===========
Weighted average ordinary shares and ordinary share
   equivalents outstanding-basic .............................................        135,119         124,464
                                                                                  ===========     ===========
Weighted average ordinary shares and ordinary share
   equivalents outstanding - diluted .........................................        137,843         126,782
                                                                                  ===========     ===========
Earnings per ordinary share and ordinary share
   equivalent-basic...........................................................    $      0.66     $      1.76
                                                                                  ===========     ===========
Earnings per ordinary share and ordinary share
   equivalent - diluted.......................................................    $      0.65     $      1.73
                                                                                  ===========     ===========


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                            ---------------------------
                                                                                2002            2001
                                                                            -----------     -----------
ORDINARY SHARES:
     Balance-beginning of year .........................................    $     1,347     $     1,250
     Issue of shares ...................................................             --              --
     Exercise of stock options .........................................              8               3
     Repurchase of shares ..............................................             --              (2)
                                                                            -----------     -----------
          Balance-end of year ..........................................          1,355           1,251
                                                                            -----------     -----------

CONTRIBUTED SURPLUS:
     Balance-beginning of year .........................................      3,378,549       2,497,416
     Issue of shares ...................................................             --              --
     Exercise of stock options .........................................         49,371          16,699
     Repurchase of shares ..............................................             --          (3,904)
                                                                            -----------     -----------
          Balance-end of year ..........................................      3,427,920       2,510,211
                                                                            -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
     Balance-beginning of year .........................................       (213,013)       (104,712)
     Net change in unrealized gains on investment portfolio, net of tax        (103,836)        (50,407)
     Net change in unrealized gains on investment portfolio of affiliate           (478)             --
     Currency translation adjustments ..................................         57,077         (26,122)
                                                                            -----------     -----------
          Balance-end of year ..........................................       (260,250)       (181,241)
                                                                            -----------     -----------

DEFERRED COMPENSATION:
     Balance-beginning of year .........................................        (27,177)        (17,727)
     Issue of restricted shares ........................................        (18,150)         (1,240)
     Amortization ......................................................          3,362           1,998
                                                                            -----------     -----------
          Balance-end of year ..........................................        (41,965)        (16,969)
                                                                            -----------     -----------
RETAINED EARNINGS:
     Balance-beginning of year .........................................      2,297,478       3,197,441
     Net income ........................................................         89,493         218,929
     Cash dividends paid ...............................................        (63,967)        (58,090)
     Repurchase of shares ..............................................             --          (9,726)
                                                                            -----------     -----------
          Balance-end of year ..........................................      2,323,004       3,348,554
                                                                            -----------     -----------
                                                                            $ 5,450,064     $ 5,661,806
TOTAL SHAREHOLDERS' EQUITY .............................................    ===========     ===========


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                          (UNAUDITED)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                ------------     ------------
CASH FLOWS PROVIDED (USED IN) BY OPERATING ACTIVITIES:
     Net  income ...........................................................    $     89,493     $    218,929
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Net realized losses (gains) on sales of investments ...................         106,020          (62,535)
     Net realized and unrealized losses on derivative instruments ..........          13,200            2,364
     Amortization of discounts on fixed maturities .........................          (7,743)         (11,850)
     Equity in net income of investment and insurance affiliates ...........         (32,212)         (28,388)
     Amortization of deferred compensation .................................           3,362            1,998
     Amortization of intangible assets .....................................             614           14,468
     Accretion of deposit liabilities ......................................          13,870           22,250
     Unpaid losses and loss expenses .......................................         (52,635)         174,097
     Unearned premiums .....................................................       1,339,880          314,286
     Premiums receivable ...................................................      (1,150,144)        (246,394)
     Unpaid losses and loss expenses recoverable ...........................          25,401         (183,837)
     Prepaid reinsurance premiums ..........................................        (226,174)         (57,125)
     Reinsurance balances receivable .......................................         (89,718)         (36,306)
     Deferred acquisition costs ............................................        (220,209)         (64,009)
     Reinsurance balances payable ..........................................         145,068          111,738
     Deferred tax asset ....................................................          81,911           (5,840)
     Other .................................................................         (83,304)          36,713
                                                                                ------------     ------------
          Total adjustments ................................................        (132,813)         (18,370)
                                                                                ------------     ------------
     Net cash (used in) provided by operating activities ...................         (43,320)         200,559
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Proceeds from sale of fixed maturities and short-term investments .....      12,166,903        7,477,629
     Proceeds from redemption of fixed maturities and short-term investments         978,384          167,189
     Proceeds from sale of equity securities ...............................         208,126          350,307
     Purchases of fixed maturities and short-term investments ..............     (12,970,202)      (7,810,907)
     Purchases of equity securities ........................................         (89,354)        (287,367)
     Investments in affiliates, net of dividends received ..................        (219,822)         (48,647)
     Acquisition of subsidiaries, net of cash acquired .....................         (45,466)         (20,586)
     Other investments .....................................................           9,440          (27,361)
     Fixed assets and other ................................................          (1,170)          (5,749)
                                                                                ------------     ------------
     Net cash provided by (used in) investing activities ...................          36,839         (205,492)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from exercise of stock options ...............................          30,187           14,606
     Repurchase of shares ..................................................              --          (13,632)
     Dividends paid ........................................................         (63,967)         (58,090)
     Proceeds from notes payable and debt ..................................         596,814           50,000
     Repayment of notes payable and debt ...................................        (350,000)              --
     Deposit liabilities ...................................................          (3,973)          20,000
                                                                                ------------     ------------
Net cash provided by financing activities ..................................         209,061           12,884
Effects of exchange rate changes on foreign currency cash ..................             (28)          (1,134)
                                                                                ------------     ------------
Increase in cash and cash equivalents ......................................         202,552            6,817
Cash and cash equivalents - beginning of year ..............................    $  1,863,861     $    930,469
                                                                                ============     ============
Cash and cash equivalents - end of year ....................................    $  2,066,413     $    937,286
                                                                                ============     ============


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. DOLLARS IN THOUSANDS)


1.   BASIS OF PREPARATION AND CONSOLIDATION

     These unaudited consolidated financial statements include the accounts of XL Capital Ltd and all of its subsidiaries (collectively referred to as the "Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain reclassifications have been made to prior year consolidated financial statement amounts to conform to current year presentation. There was no effect on net income from this change in presentation.

2.   ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. Adoption of FAS 142 has resulted in the Company ceasing to amortize goodwill. The Company believes there will be no significant effect on its financial position following the final assessment of the adoption of FAS 142, expected to be completed in the second quarter of 2002.

     The following is the pro forma effect on net income and earnings per share for the quarter ended March 31, 2001 had FAS 142 been effective January 1, 2001 as compared to the net income and earnings per share for the quarter ended March 31, 2002

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                      2002           2001
                                                    --------      ---------
NET INCOME :
Reported  net income ...........................    $ 89,493      $ 218,929
Add back : Goodwill amortization ...............          --         14,104
                                                    --------      ---------
Adjusted net income ............................    $ 89,493      $ 233,033
                                                    --------      ---------

BASIC EARNINGS PER SHARE
Reported basic earnings per share ..............    $   0.66      $    1.76
Goodwill amortization ..........................          --           0.11
                                                    --------      ---------
Adjusted basic earnings per share ..............    $   0.66      $    1.87
                                                    --------      ---------

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share ............    $   0.65      $    1.73
Goodwill amortization ..........................          --           0.11
                                                    --------      ---------
Adjusted diluted earnings per share ............    $   0.65      $    1.84
                                                    --------      ---------

     Of the total goodwill and other intangible assets at March 31, 2002 of $1,677,597, approximately $1,630,000 is goodwill. The remaining balance is intangible assets which are being amortized over their estimated useful lives of periods between six and twenty years.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


3.   SEGMENT INFORMATION

     The Company is organized into three underwriting segments - insurance, reinsurance and financial products and services - in addition to a corporate segment that includes the investment and financing operations of the Company. General operations and life operations are disclosed separately within each segment. There were no significant life operations in the quarter ended March 31, 2001. General operations include property and casualty lines of business and financial products and services. Effective January 1, 2002, the Company provides 100% of the capacity of its Lloyd's syndicates and these operations are no longer shown separately within the insurance segment.

     The Company evaluates the performance of each segment based on underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level for general operations. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company's life operations are held in portfolios that are separately managed. Net investment income from these assets are included in net income from life operations.

     Certain general business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


3.   SEGMENT INFORMATION (CONTINUED)

     The following is an analysis of the underwriting profit or loss by segment, together with a reconciliation of underwriting results to net income:

QUARTER ENDED MARCH 31, 2002:

                                                                               TOTAL        FINANCIAL
                                                                           INSURANCE AND   PRODUCTS AND
                                            INSURANCE      REINSURANCE      REINSURANCE      SERVICES         TOTAL
                                            ---------      -----------      -----------    ------------     ---------
GENERAL OPERATIONS:
Net premiums earned                         $ 592,656       $ 421,167       $ 1,013,823     $  19,130       $1,032,953
Fee income and other                            6,545             899             7,444         1,422            8,866
Net losses and loss expenses                  376,380         264,632           641,012         5,912          646,924
Acquisition costs                              91,965          92,214           184,179           958          185,137
Operating expenses (1)                         88,973          18,686           107,659        14,990          122,649
Exchange gains                                 (2,112)         (6,252)           (8,364)           --           (8,364)
                                            ---------       ---------       -----------     ---------       ----------
Underwriting profit (loss)                  $  43,995       $  52,786       $    96,781     $  (1,308)      $   95,473
                                            ---------       ---------       -----------     ---------       ----------
LIFE OPERATIONS:
Life premiums earned                        $      --       $  39,193            39,193     $      --       $   39,193
Fee income and other                               --               2                 2            --                2
Claims and policy benefit reserves                 --          47,763            47,763            --           47,763
Acquisition costs and operating expenses           --           1,678             1,678            --            1,678
Net investment income                              --          15,518            15,518            --           15,518
Net realized losses on investments                 --             618               618            --              618
                                            ---------       ---------       -----------     ---------       ----------
Net income from life operations             $      --       $   4,654       $     4,654     $      --       $    4,654
                                            ---------       ---------       -----------     ---------       ----------

Net investment income                                                                                          155,609
Net realized and unrealized losses on
  investments and derivative instruments                                                                       118,602
Equity in net income of affiliates                                                                              32,217
Interest expense                                                                                                41,622
Amortization of intangible assets                                                                                  614
Corporate operating expenses (1)                                                                                21,413
Minority interest                                                                                                2,255
Income tax expense                                                                                              13,954
                                                                                                            ----------
Net income                                                                                                  $   89,493
                                                                                                            ==========
Loss and loss expense ratio (2)                  63.5%           62.8%             63.2%
Underwriting expense ratio (2)                   30.5%           26.3%             28.8%
                                                 -----           -----             -----
Combined ratio (2)                               94.0%           89.1%             92.0%
                                                 =====           =====             =====

(1)  Operating expenses exclude corporate operating expenses, shown separately.
(2) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


3.   SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED MARCH 31, 2001:

                                                                         TOTAL        FINANCIAL
                                                                     INSURANCE AND  PRODUCTS AND
                                           INSURANCE    REINSURANCE   REINSURANCE     SERVICES       TOTAL
                                           ---------     ---------   -------------  -------------  ---------
GENERAL OPERATIONS:
Net premiums earned                        $ 269,473     $ 266,860     $ 536,333     $   5,821     $ 542,154
Fee income and other                           2,625          (563)        2,062         5,007         7,069
Net losses and loss expenses                 160,131       168,458       328,589         1,615       330,204
Acquisition costs                             55,951        69,600       125,551           321       125,872
Operating expenses (1)                        32,787        16,706        49,493        11,357        60,850
Exchange (gains) losses                       (1,382)          212        (1,170)           --        (1,170)
                                           ---------     ---------     ---------     ---------     ---------
Underwriting profit  (loss)                $  24,611     $  11,321     $  35,932     $  (2,465)    $  33,467
                                           ---------     ---------     ---------     ---------     ---------
Net investment income                                                                                143,096
Net realized and unrealized gains on
  investments and derivative instruments                                                              60,171
Equity in net income of affiliates                                                                    28,388
Interest expense                                                                                      21,257
Amortization of intangible assets                                                                     14,468
Corporate operating expenses (1)                                                                      12,208
Minority interest                                                                                      1,169
Income tax benefit                                                                                     2,909
                                                                                                   ---------
Net income                                                                                         $ 218,929
                                                                                                   =========
Loss and loss expense ratio (2)                 59.4%         63.1%         61.3%
Underwriting expense ratio (2)                  32.9%         32.4%         32.6%
                                                -----         -----        -----
Combined ratio (2)                              92.3%         95.5%         93.9%
                                                =====         =====        =====

(1)  Operating expenses exclude corporate operating expenses, shown separately.
(2) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


3.   SEGMENT INFORMATION (CONTINUED)

     The following tables summarize the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED MARCH 31, 2002:

                                       GROSS PREMIUMS  NET PREMIUMS NET PREMIUMS
                                          WRITTEN        WRITTEN       EARNED
                                        ----------      ----------   ----------
Casualty insurance                      $  495,236      $  365,476    $  236,868
Casualty reinsurance                       450,329         376,442       159,845
Property catastrophe                       197,746         177,402        60,325
Other property                             579,257         379,764       229,785
Marine, energy, aviation and satellite     297,870         226,257       103,787
Lloyd's syndicates (1)                     333,725         263,814       120,362
Accident and health (2)                    127,906         104,977        19,658
Financial products and services             71,796          69,185        19,130
Other insurance (3)                        125,599          98,740        57,059
Other reinsurance (3)                      132,207         105,351        26,134
                                        ----------      ----------    ----------
Total general operations                 2,811,671       2,167,408     1,032,953
Life                                        38,528          36,968        39,193
                                        ----------      ----------    ----------
Total                                   $2,850,199      $2,204,376    $1,072,146
                                        ==========      ==========    ==========


QUARTER ENDED MARCH 31, 2001:
                                       GROSS PREMIUMS  NET PREMIUMS NET PREMIUMS
                                          WRITTEN        WRITTEN       EARNED
                                        ----------      ----------   ----------
Casualty insurance                      $  189,187      $  111,709    $   85,008
Casualty reinsurance                       171,390         123,045        71,389
Property catastrophe                       102,158          97,842        36,822
Other property                             177,546         126,893        94,331
Marine, energy, aviation and satellite     177,577         115,408        61,822
Lloyd's syndicates (1)                     216,996         134,540        92,159
Financial products and services             11,989          11,933         5,821
Other insurance (3)                         66,687          42,654        33,579
Other reinsurance (3)                       37,315          48,230        61,223
                                        ----------      ----------    ----------
Total                                   $1,150,845      $  812,254    $  542,154
                                        ==========      ==========    ==========

(1) The Company's Lloyd's syndicates write a variety of coverages encompassing most of the above lines of business.
(2) The Company did not write any significant accident and health business in the quarter ended March 31, 2001.
(3) Other insurance and reinsurance premiums written and earned include political risk, surety, bonding and warranty lines.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


4.   BUSINESS COMBINATIONS

     (A) LE MANS RE

     Effective January 2002, the Company increased its shareholding in Le Mans Re from 49% at December 31, 2001 to 67% in order to acquire a majority ownership and to expand its international reinsurance operations. Le Mans Re underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business together with a selective portfolio of life reinsurance business. The remaining 33% ownership is held by Les Mutuelles du Mans Assurances Group ("MMA"). However, MMA does not have any economic interest in the future earnings of Le Mans Re as a result of this ownership. Accordingly, no minority interest has been recorded. The Company has the option to buy the remaining shares from MMA for cash in the amount of approximately $119.0 million on December 13, 2002. MMA has the option to sell the remaining shares to the Company on December 13, 2003, or earlier if specific events occur, for approximately $119.0 million in cash. These events include, but are not limited to, a reduction of the Standard & Poor's rating of Le Mans Re and a change of control in either the Company or Le Mans Re. If the Company or MMA have not exercised their options by December 13, 2003, the parties may agree to extend the exercise period. The Company has accrued a liability for the purchase of the remaining shares at approximately $119.0 million, included in other liabilities at March 31, 2002.

     The cost of the acquisition, including the liability discussed above was approximately $171.1 million. Goodwill arising from the acquisition was approximately $50.0 million. The Company is continuing its assessment of the value of tangible net assets and intangible assets acquired. Cash paid, net of cash acquired was $45.5 million during the quarter ended March 31, 2002.

     (B)   LYNDON LIFE INS. CO.

     In the first quarter of 2002, the Company acquired Lyndon Life Ins. Co., a shell company licensed in forty nine U.S. states, for the purpose of obtaining licenses for the Company's life operations. The cost of the acquisition was $13.5 million, paid in April 2002, and intangible assets arising from the acquisition were $3.5 million.

      (C)   WINTERTHUR INTERNATIONAL

     On July 25, 2001, the Company completed the acquisition of Winterthur International, a division of Winterthur Swiss Insurance Company, specializing in writing property and casualty insurance coverages to large multinational companies.

     The following unaudited pro forma financial information for the three months ended March 31, 2001, include the unaudited financial information for Winterthur International for the three months ended March 31, 2001 as if the acquisition of the Winterthur International operations occurred on January 1, 2001. Winterthur International results of operations for the three months ended March 31, 2001, included in the pro forma financial information have not been adjusted for the contractual protection that the Company has received from the seller with effect from July 1, 2001.

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

                                                   ACTUAL           PRO FORMA
                                                QUARTER ENDED     QUARTER ENDED
                                                MARCH 31, 2002    MARCH 31, 2001
                                                --------------    --------------
         Total revenues                           $1,165,106         $961,362

         Net income                                  $89,493         $142,432

         Earnings per ordinary share -- Basic          $0.66            $1.14
         Earnings per ordinary share -- Diluted        $0.65            $1.12

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


5.   NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

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

6.   DERIVATIVE INSTRUMENTS

     The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks, including changes in interest rates, foreign currency exchange rates and commodity values. The commodity risk relates to the Company's participation in the weather risk management market. The Company manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

     The following table summarizes these instruments and the effect on net income in the quarters ended March 31, 2002 and 2001:

                                                            2002         2001
                                                          --------     --------
   CREDIT DEFAULT SWAPS:
      Net premiums earned ............................    $  7,431     $     --
      Losses and loss expenses .......................      (4,626)          --
      Net unrealized losses on derivative
        instruments ..................................      (1,449)          --
      Fee income and other ...........................          --        3,344
                                                          --------     --------
      Total ..........................................    $  1,356     $  3,344
                                                          --------     --------
   WEATHER RISK MANAGEMENT PRODUCTS:
      Fee income and other ...........................    $    919     $    687

   INVESTMENT DERIVATIVES:
      Net realized gains (losses) on derivative
        instruments ..................................    $  1,307     $(12,683)
      Net unrealized (losses) gains on derivative
        instruments ..................................     (13,058)      10,319
                                                          --------     --------
      Total ..........................................    $(11,751)    $ (2,364)
                                                          --------     --------
   EFFECT ON NET INCOME ..............................    $ (9,476)    $  1,667
                                                          ========     ========

     The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. At March 31, 2002, the Company recorded an unrealized loss of $13.4 million related to the change in fair value of these warrants, included in net unrealized (losses) gains on derivative instruments.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


7.   COMPUTATION OF EARNINGS PER ORDINARY SHARE AND ORDINARY SHARE EQUIVALENT

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            --------------------
                                                              2002        2001
                                                            --------    --------

BASIC EARNINGS PER SHARE:
Net income .............................................    $ 89,493    $218,929
Weighted average ordinary shares outstanding ...........     135,119     124,464
Basic earnings per share ...............................    $   0.66    $   1.76
                                                            ========    ========

DILUTED EARNINGS PER SHARE:
Net income .............................................    $ 89,493    $218,929

Weighted average ordinary shares outstanding-basic .....     135,119     124,464
Average stock options outstanding (1) ..................       2,724       2,318
                                                            --------    --------
Weighted average ordinary shares outstanding-diluted ...     137,843     126,782
                                                            --------    --------
   Diluted earnings per share...........................    $   0.65    $   1.73
                                                            ========    ========
   DIVIDENDS PER SHARE                                      $   0.47    $   0.46
                                                            ========    ========

(1)  Net of shares repurchased under the treasury stock method.


     Future weighted average number of shares outstanding may increase by the convertible debt issued during 2001. Due to the contingent nature of the conversion features of the debt, there is no effect on diluted earnings per share for the quarter ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
         (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


GENERAL

     The following is a discussion of the Company's results of operations and financial condition. Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results of operations and financial condition.

     The Company's results for the three months ended March 31, 2002 include the results of Winterthur International, a division of Winterthur Swiss Insurance Company specializing in writing property and casualty insurance coverages to large multinational companies, that was acquired by the Company with effect from July 1, 2001. They also include the results of Le Mans Re, accounted for as a subsidiary with effect from January 1, 2002. Previously, the Company's share of Le Mans Re's net income was included in equity in net income of insurance affiliates. Consequently, period to period comparisons of the Company's results of operations and financial condition may not be meaningful.

     This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See Item 3, "Cautionary Note Regarding Forward-Looking Statements", for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

     This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company's Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     For a full description of the Company's critical accounting policies, refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

     The following table presents an after-tax analysis of the Company's net income and earnings per share for the three months ended March 31, 2002 and 2001:

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Net operating income (1)                                $ 210,384     $ 156,734
Net realized (losses) gains on investments               (107,691)       64,559
Net realized and unrealized losses on derivative
  instruments                                             (13,200)       (2,364)
                                                        ---------     ---------
Net income                                              $  89,493     $ 218,929
                                                        =========     =========

Earnings per share - basic                              $    0.66     $    1.76
                                                        =========     =========
Earnings per share - diluted                            $    0.65     $    1.73
                                                        =========     =========

(1)  Net operating  income  excludes  after-tax net realized gains and losses on
     investments   and  net  realized  and   unrealized   losses  on  derivative
     instruments.

     Net operating income increased in the first quarter of 2002 compared to the first quarter of 2001 primarily due to an increase in underwriting profits. Underwriting results increased primarily due to growth and pricing increases in premiums in the insurance and reinsurance segments and the inclusion of Winterthur International and Le Mans Re.

     Net income was significantly reduced by net realized investment losses in the first quarter of 2002 compared to the same prior year quarter. Included in net realized losses on investments was a $69.3 million write-down of certain of the Company's fixed income and equity investments in circumstances where the Company believed that there was an other than temporary decline in the value of those investments.

SEGMENTS

INSURANCE OPERATIONS

     General insurance business written includes general liability, other liability including directors and officers, professional and employment practices liability, environmental liability, property, program business, marine, aviation, satellite and other product lines including customs bonds, surety, political risk and specialty lines. No life insurance business has been written in this segment.

     The following table summarizes the underwriting results for this segment:

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                    MARCH 31
                                            -----------------------
                                               2002         2001       % CHANGE
                                            ---------     ---------    --------
GENERAL:
Net premiums earned                         $ 592,656     $ 269,473     119.9%
Fee income and other                            6,545         2,625     149.3%
Net losses and loss expenses                  376,380       160,131     135.0%
Acquisition costs                              91,965        55,951      64.4%
Operating expenses                             88,973        32,787     171.4%
Exchange gains                                 (2,112)       (1,382)     52.8%
                                            ---------     ---------     -----
Underwriting profit                         $  43,995     $  24,611      78.8%
                                            =========     =========     =====
Net unrealized losses on credit default
  swaps                                     $   6,748     $      --         NM
                                            =========     =========     ======

*NM - Not Meaningful

     In the quarter ended March 31, 2002, the insurance segment included the results of Winterthur International, which acquisition was effective July 1, 2001. Each of the above line items experienced growth primarily as a result of the inclusion of business written and earned by Winterthur International. Consequently, period to period comparisons may not be meaningful.

     Net premiums earned included $161.6 million from Winterthur International in the quarter ended March 31, 2002. Excluding Winterthur International, net premiums earned increased in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 by approximately $131.0 million due to growth in new business written and pricing increases across all lines of business, principally risk management, professional lines, program business and aviation and marine. Pricing increases were partially in response to market corrections following the terrorist attacks on September 11, 2001. The Lloyds' syndicates contributed approximately $30.0 million of additional net premiums earned, mainly as a result of the acquisition of full ownership of the underwriting capacity of the syndicates and the earning of increased premiums written in 2001.

     The increase in fee income and other for the first quarter of 2002 over the first quarter of 2001 related primarily to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies.

     In 2001, the Company began to write credit default swaps at primary layers in this segment. During the quarter ended March 31, 2002 the Company recorded an unrealized loss of $6.7 million related to the fair value adjustment for these credit default swaps.

     The following table presents the ratios for the insurance segment:

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                             ------------------------
                                                  2002          2001
                                             ----------     ---------
         Loss and loss expense ratio              63.5%        59.4%
         Underwriting expense ratio               30.5%        32.9%
                                             ----------     ---------
         Combined ratio                           94.0%        92.3%
                                             ==========     =========

     The loss ratio increased in the quarter ended March 31, 2002 compared to the same period of 2001 due to the emergence of a lower level of reported losses in the quarter ended March 31, 2001 for prior underwriting years. In addition, the loss ratio in the quarter ended March 31, 2002 included approximately $107.3 million of losses related to premiums earned by Winterthur International. It is uncertain at this time whether the ongoing political and economic crisis in Argentina will result in losses under political risk insurance policies written by the Company's insurance operations. Although no such losses were paid or payable in the first quarter of 2002, the Company believes both the possibility and magnitude of such losses are likely to increase the longer the crisis remains unsolved, potentially increasing this segment's loss and loss expense ratio in future quarters.

     The underwriting expense ratio in the quarter ended March 31, 2002 included acquisition and operating expenses for Winterthur International of $47.4 million. These expenses were reduced by the effect of purchase accounting treatment on the deferred acquisition costs. Had an historical level of deferred acquisition costs for Winterthur International been amortized, the expense ratio for this segment would have been 32.2% in the quarter ended March 31, 2002.

REINSURANCE OPERATIONS

GENERAL

     General reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally: general liability; professional liability; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; political risk, and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     The following table summarizes the underwriting results for general operations for this segment:

                                            (UNAUDITED)
                                        THREE MONTHS ENDED
                                             MARCH 31
                                    --------------------------
                                        2002           2001         % CHANGE
                                    ----------      ----------      --------
Net premiums earned                 $ 421,167       $ 266,860          57.8%
Fee income and other                      899            (563)           NM
Net losses and loss expenses          264,632         168,458          57.1%
Acquisition costs                      92,214          69,600          32.5%
Operating expenses                     18,686          16,706          11.9%
Exchange (gains) losses                (6,252)            212            NM
                                    ----------      ----------      --------
Underwriting profit                 $  52,786       $  11,321            NM
                                    ==========      ==========      ========

     Net premiums earned in the first quarter of 2002 increased compared to the first quarter of 2001 primarily due to strong growth and pricing increases in business written in 2002 and the latter half of 2001 across most lines of business, notably casualty reinsurance and property lines. In addition, the inclusion of Le Mans Re consolidated as a subsidiary effective January 1, 2002 contributed $63.6 million of additional net premiums earned for the first quarter of 2002. The increase in net premiums earned also reflected significant price increases across all lines of business in response to market corrections following the terrorist attacks on September 11, 2001.

     Fee income and other in the quarter ended March 31, 2001 was negative due to certain non-underwriting costs for outward reinsurance. There were no such costs in the quarter ended March 31, 2002.

     The following table presents the ratios for the reinsurance segment:

                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                   -------------------------
                                                    2002               2001
                                                   -------           -------
         Loss and loss expense ratio                62.8%             63.1%
         Underwriting expense ratio                 26.3%             32.4%
                                                   -------           -------
         Combined ratio                             89.1%             95.5%
                                                   =======           =======

     The loss and loss  expense  ratio for the  quarter  ended  March  31,  2001 included losses arising from the Petrobras oil rig loss and the Seattle earthquake. There were no significant catastrophe losses in the first quarter of 2002. The change in the loss and loss expense ratio and in the underwriting expense ratio for the period ended March 31, 2002 reflected the inclusion of Le Mans Re, which generally carries a higher loss ratio and lower underwriting expense ratio than other entities in this segment. The reinsurance operations of the Company have some exposure to political risk losses related to Argentina if and to the extent any such losses materialize, potentially increasing this segment's loss and loss expense ratio in future quarters.

     The underwriting expense ratio was reduced in the quarter ended March 31, 2002 by the effect of the purchase accounting treatment on the deferred acquisition costs of Le Mans Re of $4.3 million. In addition, the underwriting expense ratio was reduced by approximately $8.0 million related to the curtailment of a pension plan in the U.S. during the quarter ended March 31, 2002.

LIFE

     Life business written by the Company includes long duration annuity contracts and traditional mortality risk reinsurance. No such contracts were written in the first quarter of 2001. Due to the nature of some of these contracts, premium volume may vary significantly from period to period. The following summarizes net income from life operations:

                                                        (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                               ----------------------------
                                                   2002              2001
                                               ----------          --------
Net premiums earned                             $ 39,193              $ --
Fee income and other                                   2                --
Claims and policy benefit reserves                47,763                --
Acquisition costs                                    595                --
Operating expenses                                 1,083                --
Net investment income                             15,518                --
Net realized losses on investments                   618                --
                                               ----------          --------
Net income from life operations                  $ 4,654              $ --
                                               ==========          ========

     Net investment income is included in net income from life operations as it relates to income earned on portfolios of segregated life investment assets received that are matched by the assumption of policy benefit reserves on contracts written. The accretion of the policy benefit reserves is included in claims and policy benefit reserves.

FINANCIAL PRODUCTS AND SERVICES OPERATIONS

     Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions and weather and other commodity risk management products. While each of these is unique and is tailored for the specific needs of the insured or user, they are often multi-year contracts. Due to the nature of these types of contracts, premium volume as well as underwriting results may vary significantly from period to period.

     Financial guaranties are conditional commitments that guarantee the performance of certain financial obligations by an obligor to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. The Company also guaranties payment obligations of counterparties under credit default swaps. At March 31, 2002, the Company's net aggregate insurance in force was approximately $30.5 billion. The range of maturity of the insured obligations is one to thirty five years.

     The following table summarizes the underwriting results for this segment:

                                                           (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                               --------------------------------
                                                 2002         2001     % CHANGE
                                               --------     --------   --------
GENERAL:
Net premiums earned                            $ 19,130     $  5,821     228.6%
Fee income and other                              1,422        5,007     (71.6%)
Net losses and loss expenses                      5,912        1,615     266.1%
Acquisition costs                                   958          321     198.4%
Operating expenses                               14,990       11,357      32.0%
                                               --------     --------     -----
Underwriting loss                              $ (1,308)    $ (2,465)    (46.9%)
                                               ========     ========     =====
Net unrealized gains on credit default swaps   $  5,299     $     --         NM
                                               ========     ========     ======

     Net premiums earned increased in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to significantly greater premiums written in the financial guaranty business. Net premiums earned in the first quarter of 2002 also included approximately $2.1 million of weather related risk management transactions. There were no premiums earned from weather related risk management transactions in the first quarter of 2001.

     A component of financial guaranty business is written in credit default swap form. The Company fair values credit default swaps by modeling its exposures and creating indices by using proxies of the spreads on similar categories of exposures. For the first quarter of 2001, all adjustments to the fair value of credit default swaps were included in fee income and other. For the first quarter of 2002, the components of the fair value changes are included in net premiums earned, net losses and loss expenses and in net realized and unrealized gains and losses on derivative instruments.

     Net losses and loss expenses increased in the quarter ended March 31, 2002 relative to the growth in net premiums earned. The increase in operating expenses reflected the continued expansion of operations in this segment. These expenses, relative to the segment's revenues, have improved compared to the prior year's quarter as the growing portfolio of aggregate insurance in force is earned.

INVESTMENT OPERATIONS

     The following table illustrates the change in net investment income and net realized (losses) gains on investments for the quarters ended March 31, 2002 and 2001:

                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                    ------------------------------------
                                                       2002          2001       % CHANGE
                                                    ---------     ---------     --------
Net investment income                               $ 155,609     $ 143,096       8.7%
Net realized (losses) gains on investments           (105,402)       62,535        NM
Net realized and unrealized losses on investment
  derivative instruments                              (11,751)       (2,364)       NM

     Net investment income increased in the first quarter of 2002 as compared to the first quarter of 2001 due primarily to a higher investment base in 2002. The growth in the investment base included the receipt of funds related to new debt and equity issued by the Company and the addition of assets from Winterthur International and Le Mans Re. The effect of the higher investment base was partially offset by decreases in general interest rate levels for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Assets related to deposit liabilities are included in investments available for sale. Interest earned on deposit liability assets is included in investment income, however the investment expense related to the accretion of deposit liabilities is included in interest expense. Previously, the accretion charge was included in net investment income. The first quarter of 2001 has been reclassified for this change. There was no effect on net income from this change in presentation.

     Net realized losses on investments in the first quarter of 2002 included a loss of approximately $69.3 million related to a write-down of certain of the Company's fixed income and equity investments in circumstances where the Company believed that there was an other than temporary decline in the value of those investments.

     Net realized and unrealized losses on investment derivative instruments resulted primarily from the fair value of warrants held by the Company in conjunction with certain of its other investments, based on quoted market values. See Item 3, "Quantitative and Qualitative Disclosure About Market Risk", for a more detailed analysis.

OTHER REVENUES AND EXPENSES

     The following table sets forth other revenues and expenses for the three months ended March 31, 2002 and 2001:

                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                               ---------------------------------
                                                 2002        2001       % CHANGE
                                               --------    --------     --------
Equity in net income of investment affiliates  $ 32,185    $ 20,374       58.0%
Equity in net income of insurance affiliates         32       8,014      (99.6%)
Amortization of intangible assets                   614      14,468      (95.8%)
Corporate operating expenses                     21,413      12,208       75.4%
Interest expense                                 41,622      21,257       95.8%
Minority interest                                 2,255       1,169       92.9%
Income tax expense (benefit)                     13,954      (2,909)        NM

     Equity in net income of investment affiliates increased in the first quarter of 2002 over the first quarter of 2001 due primarily to an increase in returns on the Company's investments in closed-end investment funds and the management companies that administer these investment funds.

     The decrease in equity in net income of insurance affiliates primarily resulted from the acquisition of a majority shareholding in Le Mans Re, and its consolidation as a subsidiary of the Company effective January 1, 2002. Previously, the Company's share of Le Mans Re's net income was included in equity in net income of insurance affiliates.

     Amortization of intangible assets decreased in the first quarter of 2002 compared to the first quarter of 2001 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective January 1, 2001, the amortization expense would have been approximately $364 in the quarter ended March 31, 2001. The Company believes there will be no significant effect on its financial position following the final assessment of the adoption of FAS 142.

     Corporate operating expenses in the quarter ended March 31, 2002 have increased compared to the three months ended March 31, 2001 due to the continued worldwide expansion of the Company's operations.

     The increase in interest expense primarily reflects an increase in the level of indebtedness from March 31, 2001 to March 31, 2002. The Company's financing structure is outlined in "--Financial Condition and Liquidity."

     The change in the income taxes of the Company primarily reflected an improvement in the profitability of the Company's operations in the first quarter of 2002 as compared to the first quarter of 2001.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of its investments in subsidiaries, and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd's. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

     The Company's ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The Company regularly provides financial information to these agencies to both maintain and enhance existing ratings.

     The Company's shareholders' equity at March 31, 2002 was $5.5 billion of which $2.3 billion was retained earnings.

     The Company's fixed income investments including short-term investments and cash equivalents at March 31, 2002 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 92.5% of fixed income securities are investment grade, with 68.4% rated Aa or AA or better by a nationally recognized rating agency. The average quality of the fixed income portfolio was Aa2.

     At March 31, 2002, total investments available for sale and cash, net of unsettled investment trades, were $13.4 billion compared to $13.0 billion at December 31, 2001. The net payable for investments purchased increased from $1.2 billion at December 31, 2001 to $1.5 billion at March 31, 2002. This increase results from timing differences as investments are accounted for on a trade date basis.

     For the quarter ended March 31, 2002, currency translation adjustments were $57.1 million. This is shown as part of accumulated other comprehensive loss and primarily related to unrealized gains on foreign currency exchange rate movement at Winterthur International and Le Mans Re, where most operations have a functional currency that is not the U.S. dollar.

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

     Inflation can, among other things, lead to increased damage awards and potentially result in larger claims. The Company's underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressures. Inflationary factors are considered in determining the premium level on any multi-year policies at the time contracts are written.

     The Company's liquidity depends on operating, investing and financing cash flows, discussed below.

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. Operational cash flows during the first three months of 2002 decreased from the same period of 2001 primarily due to increased losses paid in 2002. In the three months ended March 31, 2002 and 2001, the net amount of losses paid by the Company was $636.8 million and $334.6 million, respectively. The increase in 2002 is due to growth in operations and the inclusion of Winterthur International and Le Mans Re. This cash outflow is expected to be partially offset by an anticipated increased flow of premiums in the remaining quarters of 2002.

     The Company's cash flow has not yet been adversely affected by the terrorist attacks on September 11, 2001 as the majority of losses are in unpaid losses and loss expense reserves at March 31, 2002. Settlement of most of these claims is expected to occur beginning in 2002. The Company has reviewed the anticipated cash flow from the terrorist attacks on September 11, 2001 and believes it has sufficient liquidity to meet its obligations.

     In the three months ended March 31, 2002, the Company made the following significant investments:

     (1) Effective January 2002, the Company completed the acquisition of a 67% majority shareholding in Le Mans Re, increasing its shareholding from 49% at December 31, 2001. Cash paid, net of cash acquired, was $45.5 million.

     (2) The Company invested a further $219.9 million in affiliates, the majority of which related to investments in alternative investment managers and related investment funds.

     As at March 31, 2002, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $4.8 billion, of which $1.9 billion in debt was outstanding. In addition, $2.0 billion of letters of credit were outstanding, 6% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

     The following tables present the Company's indebtedness under outstanding securities and lenders' commitments as at March 31, 2002:

                                                                                             PAYMENTS DUE BY PERIOD
                                                                            ----------------------------------------------------
                                                                               LESS
                                                                  YEAR OF      THAN         1 TO 3         4 TO 5       AFTER 6
NOTES PAYABLE AND DEBT                  COMMITMENT      IN USE     EXPIRY     1 YEAR         YEARS         YEARS         YEARS
----------------------                  ----------    ----------  -------   ----------    ----------    ----------    ----------
364-day revolver ...................... $  500,000    $       --    2002    $       --    $       --    $       --    $       --
7.15% Senior Notes ....................    100,000        99,974    2005            --       100,000            --            --
6.58% Guaranteed Senior Notes . .......    255,000       255,000    2011            --            --            --       255,000
6.50% Guaranteed Senior Notes .........    600,000       596,894    2012            --            --            --       600,000
Zero Coupon Convertible Debentures (1)     613,603       613,603    2021            --            --            --     1,010,833
Liquid Yield Option Notes(TM) (1) .....    292,199       292,199    2021            --            --            --       508,842
                                        ----------    ----------            ----------    ----------    ----------    ----------
Total ................................. $2,360,802    $1,857,670            $       --    $  100,000    $       --    $2,374,675
                                        ==========    ==========            ==========    ==========    ==========    ==========

(1) "Commitment" and "In Use" data represent March 31, 2002 accreted values. "After 6 years" data represent ultimate redemption values. The convertibles may be "put" or converted by the bondholders at various times prior to the 2021 redemption date. The Company may also choose to "call" the debt from May and September 2004 onwards.

     In January 2002, the Company issued $600.0 million par value 6.50% Guaranteed Senior Notes due January 2012. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million. Proceeds of the Notes were used to pay down two 5-year revolving credit facilities of $350.0 million and for general corporate purposes. These credit facilities were subsequently canceled.

     The total pre-tax interest expense on the borrowings described above was $27.7 million and $8.5 million for the three months ended March 31, 2002 and 2001, respectively.

                                                                                             AMOUNT OF COMMITMENT
                                                                                             EXPIRATION PER PERIOD
                                                                            ----------------------------------------------------
                                                                               LESS
                                                                  YEAR OF      THAN         1 TO 3         4 TO 5       AFTER 6
OTHER COMMERCIAL COMMITMENTS            COMMITMENT      IN USE     EXPIRY     1 YEAR         YEARS         YEARS         YEARS
----------------------------            ----------    ----------  -------   ----------    ----------    ----------    ----------
Letter of Credit Facilities........... $ 2,474,000   $ 1,990,000    2002    $ 2,474,000       --             --           --

     The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks and, in the case of the Winterthur International operations, from the previous owner of those operations. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's. All of the commercial facilities are scheduled for renewal during 2002, and the Winterthur International arrangement will terminate in July 2002. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company's investment portfolio or funds withheld using the Company's cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

     The letter of credit facilities included a $150.0 million secured letter of credit facility established in January 2002. This facility is unutilized and will expire at the end of 2002. In addition, Le Mans Re has a secured letter of credit facility, included in the table above, under which letters of credit amounting to $42.0 million were issued.

     For information on cross-default and other provisions in the Company's debt documents, see Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. No shares were repurchased during the quarter ended March 31, 2002.

     As previously reported by the Company, XL Capital Partners L.L.P., an investment partnership (the "Partnership"), was formed in 2001. The general partner (the "General Partner") of the Partnership is a wholly-owned subsidiary of the Company and the limited partners include current and former employees and directors of the Company. The Partnership has determined not to make any additional investments in which current or former senior officers or directors participate or co-invest with the General Partner and return uninvested cash to such individuals. After giving effect to maximum committed investments, the General Partner would have invested approximately $16.2 million in the Partnership.

CURRENT OUTLOOK

     In the first quarter of 2002, the Company recognized record levels of net premiums earned, primarily due to increases in pricing across virtually all property and casualty lines of insurance and reinsurance business following the terrorist attacks on September 11, 2001, the acquisition of Winterthur International effective July 1, 2001 and taking a majority ownership stake in Le Mans Re, effective January 1, 2002. The Company believes current market conditions will prevail through 2002 for most lines of property and casualty business the Company writes, which should translate to sustained rates and improved terms and conditions. These improvements are, however, tempered by, among other things, a challenging investment income environment and potential unusual loss events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

COMMODITY RISK

     The Company offers weather risk management products in insurance or derivative form to end-users, while hedging the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather derivatives trading portfolio, with the majority of contracts outstanding for less than twelve months. The fair values of these transactions are determined using quantitative analysis. The models used to determine these fair values are consistent with the models used to estimate the Company's VaR exposure to weather risk.

     The Company's high, low and average aggregate seasonal VaR amounts during the period ended March 31, 2002 were $25.1 million, $1.8 million and $8.8 million, respectively, calculated at a 99% confidence level. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolio. Since VaR statistics are estimates based on historical position and market data, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company's actual future losses will not exceed its VaR amounts.

     The following table summarizes the movement in the fair value of contracts outstanding during the quarter ended March 31, 2002:

Fair value of contracts outstanding, beginning of the year..........  $(1,104)
Contracts realized or otherwise settled ............................   (8,343)
Fair value of new contracts ........................................    4,497
Other changes in fair value.........................................   10,769
                                                                      -------
Fair value of contracts outstanding, end of period..................  $ 5,819
                                                                      -------

     The following table summarizes the maturity of contracts outstanding at March 31, 2002:

                                                                                              Greater
                                                     Less than                                than 5     Total Fair
           Source of Fair Value                       1 Year      1-3 Years     4-5 Years      Years        Value
           --------------------                       ------      ---------     ---------     -------    ----------
Prices actively quoted...............................  $ (241)      $ --         $ --          $ --        $ (241)
Prices based on models and other valuation methods...   5,387        673           --            --         6,060
                                                       ------       ----         ----          ----        ------
Total fair value of contracts outstanding............  $5,146       $673         $ --          $ --        $5,819
                                                       ------       ----         ----          ----        ------

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

     The Company has written a small number of exchange traded energy contracts in the first quarter of 2002. The fair value of those contracts is not significant.

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

     VaR is one of the tools used by management to measure potential losses in fair values using historical rates, market movements and credit spreads to estimate the volatility and correlation of these factors to calculate the maximum loss that could occur over a defined period of time given a certain probability. The VaR of the investment portfolio, including all investment related derivatives, at March 31, 2002 was approximately $260.0 million.

     The Company also uses derivative investments to add value to the investment portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

     At March 31, 2002, bond and stock index futures outstanding were $193.4 million with underlying investments having a market value of $1.8 billion. Gains of $2.1 million were realized on these contracts for the three months ended
March 31, 2002. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of all investment related derivatives at March 31, 2002 was approximately $5.8 million.

     The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. For the quarter ended March 31, 2002, the Company recorded an unrealized loss of $13.4 million related to the change in fair value of these warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private  Securities  Litigation Reform Act of 1995 ("PSLRA") provides a
"safe  harbor"  for  forward-looking  statements.  Any  prospectus,   prospectus
supplement, the Company's Annual Report to

Shareholders, any proxy statement, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based on current plans, estimates and projections. Statements which include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve inherent risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such forward-looking statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or sustainable as the Company is currently projecting; (ii) the size of the Company's claims may change due to the preliminary nature of reports and estimates of loss and damage, or due to adverse development over time, including in relation to the attacks in the United States on September 11, 2001; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments and the Company's access to such markets; (x) the potential impact of government-sponsored solutions to make available insurance coverage for acts of terrorism; (xi) developments in the Enron Corp. bankruptcy proceedings or other developments related to Enron Corp. in so far as they affect property and casualty insurance and reinsurance coverages; (xii) availability of borrowings and letters of credit under the Company's credit facilities; (xiii) changes in regulation or tax laws applicable to the Company and its subsidiaries, brokers or customers; (xiv) acceptance of the Company's products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices that could adversely affect the Company's financial statutory and other statements and reports; (xxi) legislative, tax or regulatory developments that could adversely affect the Company or the ability of customers or brokers to do business with the Company; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxiv) developments relating to Argentina, including the impact of any potential International Monetary Fund assistance or structural reforms within Argentina; and (xxv) the other factors set forth in the Company's most recent report on Form 10-K and the Company's other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

10.58    Nicholas M. Brown, Jr. Employment Agreement, dated April 1, 2002.

10.59    Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002.

10.60 Amendment No. 2, dated March 15, 2002, to the 364-Day Credit Agreement, dated June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd, XL Re Ltd, as borrowers and guarantors, the lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent.

10.61 Amendment No. 2, dated March 15, 2002, to the Letter of Credit and Reimbursement Agreement, dated June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd, XL Re Ltd, as account parties and guarantors, the lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent.

10.62 Amendment No. 1, dated March 21, 2002 to the Letter of Credit Facility and Reimbursement Agreement, dated November 20, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd, XL Re Ltd, as guarantors and Citibank International Plc, as agent and security trustee.

99.7 XL Capital Assurance Inc. unaudited condensed financial statements for the three month periods ended March 31, 2002 and 2001.

99.8 XL Financial Assurance Ltd. unaudited condensed financial statements for the three month periods ended March 31, 2002 and 2001.

(B)      REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           XL CAPITAL LTD
                      ---------------------------------------------------------
                                                                   (REGISTRANT)



                                                            /S/ BRIAN M. O'HARA
                      ---------------------------------------------------------
                                                                BRIAN M. O'HARA
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                                          /S/ JERRY DE ST. PAER
                      ---------------------------------------------------------
                                                              JERRY DE ST. PAER
                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER