Form 10-Q
period 2002-06-30
XL CAPITAL LTD
filed 2002-08-06
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 2, 2002, there were 135,780,655 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

                                 XL CAPITAL LTD

                               INDEX TO FORM 10-Q


                                                                      Page No
                                                                    ------------
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated  Balance  Sheets  as at June 30,  2002 and
          December 31, 2001 (Unaudited) .............................      3

          Consolidated  Statements  of Income  and  Comprehensive
          Income for the Three  Months  Ended  June 30,  2002 and
          2001 (Unaudited) and the Six Months Ended June 30, 2002
          and 2001 (Unaudited) ......................................      4

          Consolidated Statements of Shareholders' Equity for the
          Six Months Ended June 30, 2002 and 2001 (Unaudited) .......      5

          Consolidated  Statements  of  Cash  Flows  for  the Six
          Months Ended June 30, 2002 and 2001 (Unaudited) ...........      6

          Notes to Unaudited Consolidated Financial Statements ......      7

Item 2.   Management's  Discussion  and  Analysis  of  Results of
          Operations and Financial Condition ........................     19

Item 3.   Quantitative  and Qualitative  Disclosure  about Market
          Risk ......................................................     36

                     PART II. OTHER INFORMATION


Item 1.   Legal Proceedings .........................................     39

Item 4.   Submission of Matters to a Vote of Shareholders ...........     39

Item 6.   Exhibits and Reports on Form 8-K ..........................     39

Signatures

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 XL CAPITAL LTD

                           CONSOLIDATED BALANCE SHEETS
                (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             (UNAUDITED)
                                                     --------------------------
                                                        JUNE 30,   DECEMBER 31,
                                                          2002         2001
                                                     ------------  ------------
                                   A S S E T S

Investments:
  Fixed maturities at fair value
    (amortized cost: 2002, $12,009,617;
    2001, $10,945,568) ............................   $11,922,363   $10,831,927
  Equity securities, at fair value
    (cost: 2002, $715,702; 2001, $575,090) ........       662,138       547,805
  Short-term investments, at fair value
    (amortized cost: 2002, $891,485;
    2001, $1,050,015) .............................       881,819     1,050,113
                                                      -----------   -----------
           Total investments available for sale ...    13,466,320    12,429,845
  Investments in affiliates .......................     1,234,174     1,037,344
  Other investments ...............................       223,059       273,528
                                                      -----------   -----------
           Total investments ......................    14,923,553    13,740,717
Cash and cash equivalents .........................     2,278,754     1,863,861
Accrued investment income .........................       196,990       180,305
Deferred acquisition costs ........................       631,977       394,258
Prepaid reinsurance premiums ......................     1,023,610       846,081
Premiums receivable ...............................     3,397,482     2,182,348
Reinsurance balances receivable ...................     1,448,156     1,246,106
Unpaid losses and loss expenses recoverable .......     4,727,297     5,033,952
Goodwill and other intangible assets ..............     1,648,475     1,616,943
Deferred tax asset, net ...........................       389,675       419,222
Other assets ......................................       523,296       439,282
                                                      -----------   -----------
           Total assets ...........................   $31,189,265   $27,963,075
                                                      ===========   ===========

      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Liabilities:
Unpaid losses and loss expenses ...................   $12,396,503   $11,825,680
Deposit liabilities and policy benefit reserves ...     2,828,755     2,374,164
Unearned premiums .................................     4,145,201     2,682,089
Notes payable and  debt ...........................     1,863,816     1,604,877
Reinsurance balances payable ......................     2,027,837     1,672,122
Net payable for investments purchased .............     1,453,400     1,247,027
Other liabilities .................................     1,045,000     1,071,402
Minority interest .................................        53,222        48,530
                                                      -----------   -----------
           Total liabilities ......................   $25,813,734   $22,525,891
                                                      -----------   -----------

Commitments and Contingencies

Shareholders' Equity:
  Authorized, 999,990,000 Class A ordinary shares,
    par value $0.01 Issued and outstanding:
    (2002, 135,755,752; 2001, 134,734,491) ........   $     1,358   $     1,347
Contributed surplus ...............................     3,439,868     3,378,549
Accumulated other comprehensive loss ..............      (193,051)     (213,013)
Deferred compensation .............................       (38,038)      (27,177)
Retained earnings .................................     2,165,394     2,297,478
                                                      -----------   -----------
           Total shareholders' equity .............   $ 5,375,531   $ 5,437,184
                                                      -----------   -----------
           Total liabilities and
             shareholders' equity .................   $31,189,265   $27,963,075
                                                      ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        (U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              (UNAUDITED)                (UNAUDITED)
                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30                     JUNE 30
                                                                       ------------------------    -------------------------
                                                                          2002          2001          2002           2001
                                                                       -----------    ---------    -----------    ----------
Revenues:
  Net premiums earned - general operations .........................   $ 1,068,160    $ 640,984    $ 2,101,113    $1,183,138
  Net premiums earned - life operations ............................        10,497           --         49,690            --
  Net investment income ............................................       174,743      151,168        345,870       294,264
  Net realized (losses) gains on investments .......................      (110,002)     (36,098)      (216,022)       26,437
  Net realized and unrealized (losses) gains on derivative
     instruments ...................................................        (6,713)       5,026        (19,913)        2,662
  Equity in net income of investment affiliates ....................         7,931       23,196         40,116        43,570
  Fee income and other .............................................        23,452       11,493         32,320        18,562
                                                                       -----------    ---------    -----------    ----------
     Total revenues ................................................   $ 1,168,068    $ 795,769    $ 2,333,174    $1,568,633
                                                                       -----------    ---------    -----------    ----------
Expenses:
  Net losses and loss expenses incurred - general operations .......   $   844,627    $ 386,951    $ 1,491,551    $  717,155
  Claims and policy benefit reserves - life operations .............        18,816           --         66,579            --
  Acquisition costs ................................................       174,260      143,202        359,992       269,074
  Operating expenses ...............................................       180,906       81,898        326,051       154,956
  Exchange (gains) losses ..........................................       (23,206)       7,608        (31,570)        6,438
  Interest expense .................................................        40,139       26,168         81,761        47,425
  Amortization of intangible assets ................................            11       14,703            625        29,171
                                                                       -----------    ---------    -----------    ----------
    Total expenses .................................................   $ 1,235,553    $ 660,530    $ 2,294,989    $1,224,219
                                                                       -----------    ---------    -----------    ----------

(Loss) income before  minority  interest,  income tax expense
  and equity in net income of insurance and operating affiliates ...   $   (67,485)   $ 135,239    $    38,185    $  344,414
    Minority interest in net income of subsidiary ..................         1,779         (652)         4,034           517
    Income tax expense .............................................        22,900       13,603         36,854        10,694
    Equity in net income of insurance and operating affiliates .....          (416)      (6,318)          (448)      (14,332)
                                                                       -----------    ---------    -----------    ----------
Net (loss) income ..................................................   $   (91,748)   $ 128,606    $    (2,255)   $  347,535
                                                                       -----------    ---------    -----------    ----------

Change in net unrealized depreciation of investments ...............   $    68,848    $ (59,299)   $   (35,466)   $ (109,706)

Foreign currency translation adjustments ...........................        (1,649)      (7,360)        55,428       (33,482)
                                                                       -----------    ---------    -----------    ----------

Comprehensive (loss) income ........................................   $   (24,549)   $  61,947    $    17,707    $  204,347
                                                                       ===========    =========    ===========    ==========

Weighted average ordinary shares and ordinary share
  equivalents outstanding - basic ..................................       135,662      125,396        135,431       125,312
                                                                       ===========    =========    ===========    ==========

Weighted average ordinary shares and ordinary share
  equivalents outstanding - diluted ................................       135,662      127,765        135,431       127,546
                                                                       ===========    =========    ===========    ==========

Earnings per ordinary share and ordinary share
  equivalent - basic ...............................................   $     (0.68)   $    1.03    $     (0.02)   $     2.77
                                                                       ===========    =========    ===========    ==========

Earnings per ordinary share and ordinary share
  equivalent - diluted .............................................   $     (0.68)   $    1.01    $     (0.02)   $     2.72
                                                                       ===========    =========    ===========    ==========


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                            (UNAUDITED)
                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------

ORDINARY SHARES:
  Balance-beginning of year ..................     $     1,347      $     1,250
  Issue of shares ............................               2               --
  Exercise of stock options ..................               9                8
  Repurchase of shares .......................              --               (2)
                                                   -----------      -----------
      Balance-end of period ..................     $     1,358      $     1,256
                                                   -----------      -----------

CONTRIBUTED SURPLUS:
  Balance-beginning of year ..................     $ 3,378,549      $ 2,497,416
  Issue of shares ............................          18,219           15,993
  Exercise of stock options ..................          43,100           28,633
  Repurchase of shares .......................              --           (4,607)
                                                   -----------      -----------
      Balance-end of period ..................     $ 3,439,868      $ 2,537,435
                                                   -----------      -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
  Balance-beginning of year ..................     $  (213,013)     $  (104,712)
  Net change in unrealized losses on
    investment portfolio, net of tax .........         (34,309)        (110,470)
  Net change in unrealized gains on
    investment portfolio of affiliate ........          (1,157)             764
  Currency translation adjustments ...........          55,428          (33,482)
                                                   -----------      -----------
      Balance-end of period ..................     $  (193,051)     $  (247,900)
                                                   -----------      -----------

DEFERRED COMPENSATION:
   Balance-beginning of year .................     $   (27,177)     $   (17,727)
   Issue of restricted shares ................         (17,736)         (15,103)
   Amortization ..............................           6,875            4,775
                                                   -----------      -----------
      Balance-end of period ..................     $   (38,038)     $   (28,055)
                                                   -----------      -----------

RETAINED EARNINGS:
  Balance-beginning of year ..................     $ 2,297,478      $ 3,197,441
  Net (loss) income ..........................          (2,255)         347,535
  Cash dividends paid ........................        (128,255)        (116,944)
  Repurchase of shares .......................          (1,574)         (11,454)
                                                   -----------      -----------
      Balance-end of period ..................     $ 2,165,394      $ 3,416,578
                                                   -----------      -----------
TOTAL SHAREHOLDERS' EQUITY ...................     $ 5,375,531      $ 5,679,314
                                                   ===========      ===========


           See accompanying Notes to Consolidated Financial Statements

                                 XL CAPITAL LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                               JUNE 30
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

CASH FLOWS PROVIDED  BY (USED IN)
  OPERATING ACTIVITIES:
  Net (loss) income ..............................   $    (2,255)   $   347,535
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Net realized losses (gains) on investments .....       216,022        (26,437)
  Net realized and unrealized losses on
    derivative instruments .......................        19,913         (2,662)
  Amortization of discounts on fixed maturities ..       (13,872)       (21,517)
  Equity in net income of investment and
    insurance and operating affiliates ...........       (40,564)       (57,902)
  Amortization of deferred compensation ..........         6,875          4,775
     Amortization of intangible assets ...........           625         29,171
     Accretion of deposit liabilities ............        28,395         39,639
  Unpaid losses and loss expenses ................        32,438        373,453
  Unearned premiums ..............................     1,393,714        446,861
  Premiums receivable ............................    (1,142,645)      (367,968)
  Unpaid losses and loss expenses recoverable ....       390,789       (293,327)
  Prepaid reinsurance premiums ...................      (169,155)       (79,489)
  Reinsurance balances receivable ................      (139,317)       (86,229)
  Deferred acquisition costs .....................      (237,219)       (69,323)
  Reinsurance balances payable ...................       286,548        106,038
  Deferred tax asset .............................        33,111        (10,571)
  Other ..........................................       (98,767)       102,515
                                                     -----------    -----------
          Total adjustments ......................       566,891         87,027
                                                     -----------    -----------
  Net cash provided by operating activities ......       564,636        434,562
                                                     -----------    -----------
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Proceeds from sale of fixed maturities and
    short-term investments .......................    22,304,489     13,857,761
  Proceeds from redemption of fixed maturities
    and short-term investments ...................     1,601,993        345,521
  Proceeds from sale of equity securities ........      (478,070)       515,591
  Purchases of fixed maturities and
    short-term investments .......................   (23,478,748)   (14,506,336)
  Purchases of equity securities .................      (281,549)      (475,660)
  Investments in affiliates, net of
    dividends received ...........................      (284,315)       (66,974)
  Acquisition of subsidiaries, net of
    cash acquired ................................       (32,197)       (20,586)
  Other investments ..............................        14,492        (76,145)
  Fixed assets and other .........................        (1,252)       (14,599)
                                                     -----------    -----------
  Net cash used in investing activities ..........      (635,157)      (441,427)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ........        43,109         28,640
  Repurchase of shares ...........................        (1,575)       (16,063)
  Dividends paid .................................      (128,255)      (116,944)
  Proceeds from notes payable and debt ...........       596,814        891,500
  Repayment of notes payable and debt ............      (350,000)       (50,000)
  Deposit liabilities ............................       324,877         16,699
                                                     -----------    -----------
Net cash provided by financing activities ........       484,970        753,832
Effects of exchange rate changes on foreign
  currency cash ..................................           444           (455)
                                                     -----------    -----------
Increase in cash and cash equivalents ............       414,893        746,512
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....   $ 1,863,861    $   930,469
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR ..........   $ 2,278,754    $ 1,676,981
                                                     ===========    ===========


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

      To facilitate period to period comparisons, certain reclassifications have been made to prior year consolidated financial statement amounts to conform to current year presentation. There was no effect on net income from this change in presentation.

2.    ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. Adoption of FAS 142 has resulted in the Company ceasing to amortize goodwill. The Company has assessed the carrying value of goodwill in accordance with FAS 142 and has determined that these assets are currently unimpaired.

      The following is the pro forma effect on net income and earnings per share for the three month and six month periods ended June 30, 2001 had FAS 142 been effective January 1, 2001 as compared to the actual net income and earnings per share for the three month and six month periods ended June 30, 2002:

                                                                             THREE MONTHS                 SIX MONTHS
                                                                             ENDED JUNE 30               ENDED JUNE 30
                                                                       ------------------------    -------------------------
                                                                           2002         2001           2002          2001
                                                                       -----------    ---------    -----------    ----------
NET (LOSS) INCOME:
   Reported net (loss) income .......................................  $   (91,748)   $ 128,606    $    (2,255)   $  347,535
   Goodwill amortization ............................................           --       14,495             --        28,599
                                                                       -----------    ---------    -----------    ----------
   Adjusted net (loss) income .......................................  $   (91,748)   $ 143,101    $    (2,255)   $  376,134
                                                                       -----------    ---------    -----------    ----------

BASIC EARNINGS PER SHARE:
   Reported basic (loss) earnings per share .........................  $     (0.68)   $    1.03    $     (0.02)   $     2.77
   Goodwill amortization ............................................           --         0.11             --          0.23
                                                                       -----------    ---------    -----------    ----------
   Adjusted basic (loss) earnings per share .........................  $     (0.68)   $    1.14    $     (0.02)   $     3.00
                                                                       -----------    ---------    -----------    ----------

DILUTED EARNINGS PER SHARE:
   Reported diluted (loss)earnings per share ........................  $     (0.68)   $    1.01    $     (0.02)   $     2.72
   Goodwill amortization ............................................           --         0.11             --          0.23
                                                                       -----------    ---------    -----------    ----------
   Adjusted diluted (loss) earnings per share .......................  $     (0.68)   $    1.12    $     (0.02)   $     2.95
                                                                       -----------    ---------    -----------    ----------

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

2.    ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      The following is the pro forma effect on net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 had FAS 142 been effective January 1, 1999 as compared to the reported net income and earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                                      YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                   2001        2000       1999
                                                ---------   ---------  ---------

NET (LOSS) INCOME:
  Reported net (loss) income .................. $(576,135)  $ 506,352  $ 470,509
  Goodwill amortization .......................    57,426      57,579     49,141
                                                ---------   ---------  ---------
  Adjusted net (loss) income .................. $(518,709)  $ 563,931  $ 519,650
                                                ---------   ---------  ---------

BASIC EARNINGS PER SHARE:
  Reported basic (loss) earnings per share .... $   (4.55)  $    4.07  $    3.69
  Goodwill amortization .......................      0.46        0.46       0.38
                                                ---------   ---------  ---------
  Adjusted basic (loss) earnings per share .... $   (4.09)  $    4.53  $    4.07
                                                ---------   ---------  ---------

DILUTED EARNINGS PER SHARE:
  Reported diluted (loss)earnings per share ... $   (4.55)  $    4.03  $    3.62
  Goodwill amortization .......................      0.46        0.46       0.37
                                                ---------   ---------  ---------
  Adjusted diluted (loss) earnings per share .. $   (4.09)  $    4.49  $    3.99
                                                ---------   ---------  ---------


      Goodwill comprises approximately 98% of the total goodwill and other intangible assets at June 30, 2002. The remaining balance represents intangible assets that are being amortized over their estimated useful lives of periods between six and twenty years.

3.    SEGMENT INFORMATION

      The Company is organized into three operating segments - insurance, reinsurance and financial products and services - in addition to a corporate segment that includes the investment and financing activities of the Company. General operations and life operations are disclosed separately within each segment. There were no significant life operations in the first six months of 2001. General operations include property and casualty lines of business and financial products and services. Effective January 1, 2002, the Company provides 100% of the capacity of its Lloyd's syndicates and these operations are included in the insurance segment and are no longer shown separately.

      The  Company   evaluates  the   performance   of  each  segment  based  on
underwriting profit or loss. Other items of revenue and expenditure of the Company are not evaluated at the segment level for general operations. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company's life operations are held in portfolios that are separately managed. Net investment income from these assets is included in net income from life operations.

      Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

      The following is an analysis of the underwriting profit or loss by segment, together with a reconciliation of underwriting results to net income:

QUARTER ENDED JUNE 30, 2002:

                                                                         TOTAL        FINANCIAL
                                                                      INSURANCE AND    PRODUCTS
                                           INSURANCE    REINSURANCE    REINSURANCE  AND SERVICES   TOTAL
                                           ---------    -----------   ------------- ------------ -----------
GENERAL OPERATIONS:
Net premiums earned                        $ 549,776     $ 495,300     $ 1,045,076     $23,084   $ 1,068,160
Fee income and other                          10,886         8,506          19,392       4,060        23,452
Net losses and loss expenses (1)             410,397       427,561         837,958       6,669       844,627
Acquisition costs                             67,644       100,295         167,939       5,045       172,984
Operating expenses (2)                       111,241        31,021         142,262      12,312       154,574
Exchange gains                                22,181         1,025          23,206          --        23,206
                                           ---------     ---------     -----------     -------   -----------
Underwriting (loss) profit                 $  (6,439)    $ (54,046)    $   (60,485)    $ 3,118   $   (57,367)
                                           ---------     ---------     -----------     -------   -----------

LIFE OPERATIONS:
Life premiums earned                       $      --     $  10,497     $    10,497     $    --   $    10,497
Fee income and other                              --            --              --          --            --
Claims and policy benefit reserves                --        18,816          18,816          --        18,816
Acquisition costs and operating expenses          --         2,467           2,467          --         2,467
Net investment income                             --        16,825          16,825          --        16,825
                                           ---------     ---------     -----------     -------   -----------
Net income from life operations            $      --     $   6,039     $     6,039     $    --   $     6,039
                                           ---------     ---------     -----------     -------   -----------

Net investment income                                                                            $   157,918
Net realized and unrealized losses on
  investments and derivative instruments                                                            (116,715)
Equity in net income of affiliates                                                                     8,347
Interest expense                                                                                      40,139
Amortization of intangible assets                                                                         11
Corporate operating expenses (2)                                                                      25,141
Minority interest                                                                                      1,779
Income tax expense                                                                                    22,900
                                                                                                 -----------
NET LOSS                                                                                         $   (91,748)
                                                                                                 ===========

GENERAL OPERATIONS:
Loss and loss expense ratio (3)                74.6%         86.3%           80.2%
Underwriting expense ratio (3)                 32.6%         26.5%           29.7%
                                           ---------     ---------     -----------
Combined ratio (3)                            107.2%        112.8%          109.9%
                                           =========     =========     ===========

(1) Net losses and loss expenses include an increase to loss reserves of $73.0 million and $127.0 million in the insurance and reinsurance segments, respectively, related to the September 11 event. See Note 4 for further details.

(2)   Operating expenses exclude corporate operating expenses, shown separately.

(3) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

QUARTER ENDED JUNE 30, 2001:

                                                                           TOTAL       FINANCIAL
                                                                       INSURANCE AND    PRODUCTS
                                            INSURANCE    REINSURANCE    REINSURANCE   AND SERVICES     TOTAL
                                            ---------    -----------   -------------  ------------  -----------
GENERAL OPERATIONS:
Net premiums earned                         $ 339,923     $ 292,407     $   632,330     $ 8,654     $   640,984
Fee income and other                              413           714           1,127      10,366          11,493
Net losses and loss expenses                  201,598       183,339         384,937       2,014         386,951
Acquisition costs                              65,919        76,126         142,045       1,157         143,202
Operating expenses (1)                         33,565        23,069          56,634       6,863          63,497
Exchange losses                                 2,783         4,825           7,608          --           7,608
                                            ---------     ---------     -----------     -------     -----------
Underwriting profit                         $  36,471     $   5,762     $    42,233     $ 8,986     $    51,219
                                            ---------     ---------     -----------     -------     -----------

Net investment income                                                                               $   151,168
Net realized and unrealized losses on
  investments and derivative instruments                                                                (31,072)
Equity in net income of affiliates                                                                       29,514
Interest expense                                                                                         26,168
Amortization of intangible assets                                                                        14,703
Corporate operating expenses (1)                                                                         18,401
Minority interest                                                                                          (652)
Income tax expense                                                                                       13,603
                                                                                                    -----------
NET INCOME                                                                                          $   128,606
                                                                                                    ===========

GENERAL OPERATIONS:
Loss and loss expense ratio (2)                 59.3%         62.7%           60.9%
Underwriting expense ratio (2)                  29.3%         33.9%           31.4%
                                            ---------     ---------     -----------
Combined ratio (2)                              88.6%         96.6%           92.3%
                                            =========     =========     ===========

(1)   Operating expenses exclude corporate operating expenses, shown separately.

(2) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange losses.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002:

                                                                           TOTAL       FINANCIAL
                                                                       INSURANCE AND    PRODUCTS
                                            INSURANCE    REINSURANCE    REINSURANCE   AND SERVICES     TOTAL
                                            ---------    -----------   -------------  ------------  -----------
GENERAL OPERATIONS:
Net premiums earned                         $1,142,432    $ 916,467     $ 2,058,899     $42,214     $ 2,101,113
Fee income and other                           17,431         9,405          26,836       5,482          32,318
Net losses and loss expenses (1)              786,777       692,193       1,478,970      12,581       1,491,551
Acquisition costs                             159,609       192,509         352,118       6,003         358,121
Operating expenses (2)                        200,214        49,707         249,921      27,302         277,223
Exchange gains                                 24,293         7,277          31,570          --          31,570
                                            ---------     ---------     -----------     -------     -----------
Underwriting profit (loss)                  $  37,556     $  (1,260)    $    36,296     $ 1,810     $    38,106
                                            ---------     ---------     -----------     -------     -----------

LIFE OPERATIONS:
Life premiums earned                        $      --     $  49,690     $    49,690     $    --     $    49,690
Fee income and other                               --             2               2          --               2
Claims and policy benefit reserves                 --        66,579          66,579          --          66,579
Acquisition costs and operating expenses           --         4,145           4,145          --           4,145
Net investment income                              --        32,343          32,343          --          32,343
                                            ---------     ---------     -----------     -------     -----------
Net income from life operations             $      --     $  11,311     $    11,311     $    --     $    11,311
                                            ---------     ---------     -----------     -------     -----------

Net investment income                                                                               $   313,527
Net realized and unrealized losses on
  investments and derivative instruments                                                               (235,935)
Equity in net income of affiliates                                                                       40,564
Interest expense                                                                                         81,761
Amortization of intangible assets                                                                           625
Corporate operating expenses (2)                                                                         46,554
Minority interest                                                                                         4,034
Income tax expense                                                                                       36,854
                                                                                                    -----------
NET LOSS                                                                                            $    (2,255)
                                                                                                    ===========

GENERAL OPERATIONS:
Loss and loss expense ratio (3)                 68.9%         75.5%           71.8%
Underwriting expense ratio (3)                  31.5%         26.4%           29.2%
                                            ---------     ---------     -----------
Combined ratio (3)                             100.4%        101.9%          101.1%
                                            =========     =========     ===========

(1) Net losses and loss expenses include an increase to loss reserves of $73.0 million and $127.0 million in the insurance and reinsurance segments, respectively, related to the September 11 event.

(2)   Operating expenses exclude corporate operating expenses, shown separately.

(3) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


3.    SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001:

                                                                           TOTAL       FINANCIAL
                                                                       INSURANCE AND    PRODUCTS
                                            INSURANCE    REINSURANCE    REINSURANCE   AND SERVICES     TOTAL
                                            ---------    -----------   -------------  ------------  -----------
GENERAL OPERATIONS:
Net premiums earned                         $ 609,396     $ 559,267     $ 1,168,663     $14,475     $ 1,183,138
Fee income and other                            3,038           151           3,189      15,373          18,562
Net losses and loss expenses                  361,729       351,797         713,526       3,629         717,155
Acquisition costs                             121,870       145,726         267,596       1,478         269,074
Operating expenses (1)                         66,352        39,775         106,127      18,220         124,347
Exchange losses                                 1,401         5,037           6,438          --           6,438
                                            ---------     ---------     -----------     -------     -----------
Underwriting profit                         $  61,082     $  17,083     $    78,165     $ 6,521     $    84,686
                                            ---------     ---------     -----------     -------     -----------


Net investment income                                                                               $   294,264
Net realized and unrealized gains on
  investments and derivative instruments                                                                 29,099
Equity in net income of affiliates                                                                       57,902
Interest expense                                                                                         47,425
Amortization of intangible assets                                                                        29,171
Corporate operating expenses (1)                                                                         30,609
Minority interest                                                                                           517
Income tax expense                                                                                       10,694
                                                                                                    -----------
NET INCOME                                                                                          $   347 535
                                                                                                    ===========

GENERAL OPERATIONS:
Loss and loss expense ratio (2)                 59.4%         62.9%           61.1%
Underwriting expense ratio (2)                  30.9%         33.2%           32.0%
                                            ---------     ---------     -----------
Combined ratio (2)                              90.3%         96.1%           93.1%
                                            =========     =========     ===========

(1)   Operating expenses exclude corporate operating expenses, shown separately.

(2) Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange losses.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

      The following tables summarize the Company's gross premiums written, net premiums written and net premiums earned by line of business:

QUARTER ENDED JUNE 30, 2002:

                                              GROSS         NET          NET
                                             PREMIUMS     PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN      EARNED
                                            ----------   ----------   ----------
GENERAL OPERATIONS
Casualty insurance .......................  $  421,091   $  274,306   $  204,890
Casualty reinsurance .....................     206,110      200,456      198,982
Property catastrophe .....................      64,740       47,018       53,574
Other property ...........................     319,005      218,158      224,614
Marine, energy, aviation and satellite ...     178,046      120,475      119,256
Lloyd's syndicates (1) ...................     136,276      116,265       84,000
Accident and health (2) ..................     (38,048)     (40,073)      45,041
Financial products and services ..........      84,539       82,125       23,084
Other insurance (3) ......................     123,364       97,184       92,947
Other reinsurance (3) ....................      31,857       19,908       21,772
                                            ----------   ----------   ----------
Total general operations .................   1,526,980    1,135,822    1,068,160

LIFE OPERATIONS (4) ......................      19,968       11,529       10,497
                                            ----------   ----------   ----------
TOTAL ....................................  $1,546,948   $1,147,351   $1,078,657
                                            ==========   ==========   ==========

QUARTER ENDED JUNE 30, 2001:

                                              GROSS         NET          NET
                                             PREMIUMS     PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN      EARNED
                                            ----------   ----------   ----------
GENERAL OPERATIONS
Casualty insurance .......................  $  250,039   $  170,261   $  113,502
Casualty reinsurance .....................     118,932       81,271       92,391
Property catastrophe .....................      50,892       44,726       41,035
Other property ...........................     175,535      128,075      124,787
Marine, energy, aviation and satellite ...      77,088       36,959       49,606
Lloyd's syndicates (1) ...................     162,242      145,042      118,387
Financial products and services ..........      29,214       28,994        8,654
Other insurance (3) ......................     102,823       85,100       51,723
Other reinsurance (3) ....................      39,082       28,724       40,899
                                            ----------   ----------   ----------
TOTAL ....................................  $1,005,847   $  749,152   $  640,984
                                            ==========   ==========   ==========

Footnotes appear on the following page.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002:
                                              GROSS         NET          NET
                                             PREMIUMS     PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN      EARNED
                                            ----------   ----------   ----------
GENERAL OPERATIONS
Casualty insurance .......................  $  916,327   $  639,782   $  441,758
Casualty reinsurance .....................     656,439      576,898      358,827
Property catastrophe .....................     262,486      224,420      113,899
Other property ...........................     898,262      597,922      454,399
Marine, energy, aviation and satellite ...     475,916      346,732      223,043
Lloyd's syndicates (1) ...................     470,001      380,079      204,362
Accident and health (2) ..................      89,858       64,904       64,699
Financial products and services ..........     156,335      151,310       42,214
Other insurance (3) ......................     248,962      195,924      150,006
Other reinsurance (3) ....................     164,065      125,259       47,906
                                            ----------   ----------   ----------
Total general operations .................   4,338,651    3,303,230    2,101,113

LIFE OPERATIONS (4) ......................      58,496       48,497       49,690
                                            ----------   ----------   ----------
TOTAL ....................................  $4,397,147   $3,351,727   $2,150,803
                                            ==========   ==========   ==========

SIX MONTHS ENDED JUNE 30, 2001:
                                              GROSS         NET          NET
                                             PREMIUMS     PREMIUMS     PREMIUMS
                                             WRITTEN       WRITTEN      EARNED
                                            ----------   ----------   ----------
GENERAL OPERATIONS
Casualty insurance .......................  $  439,226   $  281,970   $  198,510
Casualty reinsurance .....................     290,322      204,316      163,780
Property catastrophe .....................     153,050      142,568       77,857
Other property ...........................     353,081      254,968      219,118
Marine, energy, aviation and satellite ...     254,665      152,367      111,428
Lloyd's syndicates (1) ...................     379,238      279,582      210,546
Financial products and services ..........      41,203       40,927       14,475
Other insurance (3) ......................     169,510      127,754       85,302
Other reinsurance (3) ....................      76,397       76,954      102,122
                                            ----------   ----------   ----------
TOTAL ....................................  $2,156,692   $1,561,406   $1,183,138
                                            ==========   ==========   ==========


(1) The Company's Lloyd's syndicates write a variety of coverages, primarily marine, energy, aviation and satellite.

(2) Accident and health business originally included in the acquisition of Winterthur International was written and earned commencing July 1, 2001. During the three months ended June 30, 2002, the Company sold the remaining unearned premium related to this business, totaling $49.0 million, back to Winterthur Swiss Insurance Company. This was accounted for as a return premium. For more information on the acquisition of Winterthur International, see Note 5(c). Accident and health business was written by the Company's Lloyd's syndicates during the three and six month periods ended June 30, 2001.

(3) Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

(4) The Company did not write any significant life business during the three month and six month periods ended June 30, 2001.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


4.    THE SEPTEMBER 11 EVENT

      As part of the Company's ongoing reserve review process and as a result of loss development information during the second quarter of 2002, the Company believed it was necessary to increase its gross and net reserves for the September 11 event by $200.0 million. This increase included $127.0 million related to the reinsurance segment, primarily due to higher business interruption losses and exposure to potential claims by the Lloyd's Central Guarantee Fund under a reinsurance contract, as to which the Company has fully reserved its rights. The remaining $73.0 million primarily comprised a loss in the accident and health book of the Company's Lloyd's operations.

5.    BUSINESS COMBINATIONS

      (A)   LE MANS RE

      Effective January 1, 2002, the Company increased its shareholding in Le Mans Re from 49% to 67% in order to expand its international reinsurance operations. Le Mans Re underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a portfolio of life reinsurance business. The remaining 33% ownership is held by Les Mutuelles du Mans Assurances Group ("MMA"). However, MMA does not have any economic interest in the future earnings of Le Mans Re as a result of this ownership beginning January 1, 2002 due to certain contractual arrangements between the Company and MMA. Accordingly, no minority interest has been recorded. The Company has the option to buy the remaining shares from MMA for approximately $119.0 million in cash on December 13, 2003. The Company must provide notice of its intention to exercise prior to June 13, 2003. The Company currently intends to exercise its option prior to this date. In addition, MMA has the option to sell the remaining shares to the Company on December 13, 2003, or earlier if specific events occur, for approximately $119.0 million in cash. These events include, but are not limited to, a reduction of the Standard & Poor's rating of Le Mans Re and a change of control in either the Company or Le Mans Re. If the Company or MMA have not exercised their options by December 13, 2003, the parties may agree to extend the exercise period. The Company has accrued a liability for the purchase of the remaining shares at approximately $119.0 million, included in other liabilities, at June 30, 2002.

      The cost of the acquisition of the increase in ownership, including the liability discussed above, was approximately $171.1 million. Goodwill arising from the acquisition was approximately $50.0 million. The Company expects to complete the allocation of goodwill and intangible assets by the end of 2002. Cash paid, net of cash acquired, was $45.5 million during the six months ended June 30, 2002.

      Pro forma financial information is not presented for the acquisition of Le Mans Re as the results of their operations are not significant to the consolidated results of operations of the Company.

      (B)   LYNDON LIFE INSURANCE COMPANY

      In the first quarter of 2002, the Company acquired Lyndon Life Insurance Company, a shell company licensed in forty nine U.S. states, for the purpose of obtaining licenses for the Company's life operations. The cost of the acquisition was $13.5 million, paid in April 2002, and intangible assets arising from the acquisition were $3.5 million. No goodwill was recorded on this acquisition.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

5.    BUSINESS COMBINATIONS (CONTINUED)

      (C)   WINTERTHUR INTERNATIONAL

      Effective July 1, 2001, the Company acquired Winterthur International primarily to extend its predominantly North American based large corporate insurance business globally. Results of operations for Winterthur International have been included effective July 1, 2001. The following unaudited pro forma financial information for the three month and six month periods ended June 30, 2001 includes the unaudited financial information for Winterthur International for the three month and six month periods ended June 30, 2001 as if the acquisition of the Winterthur International operations occurred on January 1, 2001. Winterthur International's results of operations for the three month and six month periods ended June 30, 2001, included in the pro forma financial information, have not been adjusted for the contractual protection that the Company has received from the seller with effect from July 1, 2001.

      The pro forma financial information for the three month and six month periods ended June 30, 2001 is based upon information currently available and certain assumptions that the Company's management believes are reasonable. The pro forma financial information does not purport to represent what the Company's results of operations or financial condition would have been had the transaction occurred on such dates or to project the Company's results of operations or financial condition for any future period or date. As a result of the above, the pro forma financial information should be reviewed with caution and undue reliance should not be placed on such information.

                                  QUARTER ENDED             SIX MONTHS ENDED
                                     JUNE 30                    JUNE 30
                             ------------------------   ------------------------
                                2002          2001         2002          2001
                               Actual      Pro forma      Actual      Pro forma
                             ----------    ----------   ----------    ----------

Total revenues ............  $1,168,068    $  984,261   $2,333,174    $1,945,629
Net (loss) income(1) ......  $  (91,748)   $   66,495   $   (2,255)   $  223,140
(Loss) earnings
   per ordinary share:
    Basic .................  $    (0.68)   $     0.53   $    (0.02)   $     1.78
    Diluted ...............  $    (0.68)   $     0.52   $    (0.02)   $     1.75


(1) Net (loss) income is adjusted for the effect of goodwill amortization had FAS 142 been adopted effective January 1, 2001.

      As discussed in Note 3, the accident and health business was sold back to Winterthur Swiss Insurance Company. As a result of the ongoing process to fair value identifiable assets and liabilities, the excess of the selling price over the carrying value of this business was accounted for by adjusting the original purchase price of Winterthur International.

6.    NOTES PAYABLE AND DEBT AND FINANCING ARRANGEMENTS

      In January 2002, the Company issued $600.0 million par value Guaranteed Senior Notes due January 2012. The Notes were issued at 99.469% of their face amount and gross proceeds were $596.8 million. The Guaranteed Senior Notes have a coupon of 6.5%. Related expenses of the offering amounted to $7.9 million. Proceeds of the Notes were used to pay down without penalty $350.0 million of outstanding revolving credit in February 2002 that would have expired in June 2002, and for general corporate purposes.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)

7.    DERIVATIVE INSTRUMENTS

      The Company enters into derivative instruments for risk management, trading and investment purposes. The Company is exposed to potential loss from various market risks, including changes in interest rates, foreign currency exchange rates and commodity values. The commodity risk relates to the Company's participation in the weather and energy risk management markets. The Company manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

      The following table summarizes these instruments and the effect on net income in the three months and six months ended June 30, 2002 and 2001:

                                                               THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED            ENDED            ENDED
                                                               JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                               -------------    -------------    -------------    -------------
CREDIT DEFAULT SWAPS:
  Net premiums earned .......................................   $    21,116       $      --        $    28,547     $       --
  Losses and loss expenses ..................................       (22,530)             --            (27,156)            --
  Net unrealized losses on derivative instruments ...........        (8,710)             --            (10,159)            --
  Fee income and other ......................................            --           5,317                 --          8,661
                                                                -----------       ---------        -----------     ----------
    Total                                                       $   (10,124)      $   5,317        $    (8,768)    $    8,661
                                                                -----------       ---------        -----------     ----------

WEATHER AND ENERGY RISK MANAGEMENT PRODUCTS:
  Fee income and other ......................................   $     2,993       $   4,099        $     3,912     $    4,786

INVESTMENT DERIVATIVES:
  Net realized gains (losses) on derivative  instruments ....   $     6,097       $   9,592        $     7,404     $   (3,091)
  Net unrealized (losses) gains on derivative instruments ...        (4,100)         (4,566)           (17,158)         5,753
                                                                -----------       ---------        -----------     ----------
  Total                                                         $     1,997       $   5,026        $    (9,754)    $    2,662
                                                                -----------       ---------        -----------     ----------
EFFECT ON NET INCOME                                            $    (5,134)      $  14,442        $   (14,610)    $   16,109
                                                                ===========       =========        ===========     ==========


      The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. For the three month and six month periods ended June 30, 2002, the Company recorded an unrealized loss of $0.8 million and $14.2 million, respectively, related to the change in fair value of these warrants, included in net unrealized (losses) gains on derivative instruments. The loss for the six months ended June 30, 2002 related primarily to a decrease in the value of warrants of Mutual Risk Management in the first quarter of 2002.

                                 XL CAPITAL LTD
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (U.S. DOLLARS IN THOUSANDS)


8.    COMPUTATION OF EARNINGS PER ORDINARY SHARE AND ORDINARY SHARE EQUIVALENT

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  June 30                   JUNE 30
                                                           ----------------------   ----------------------
                                                              2002         2001        2002         2001
                                                           ---------    ---------   ---------    ---------
BASIC (LOSS) EARNINGS PER SHARE:
Net (loss) income ......................................   $ (91,748)   $ 128,606   $  (2,255)   $ 347,535
Weighted average ordinary shares outstanding ...........     135,662      125,396     135,431      125,312

Basic (loss) earnings per share ........................   $   (0.68)   $    1.03   $   (0.02)   $    2.77
                                                           =========    =========   =========    =========
DILUTED (LOSS) EARNINGS PER SHARE:
Net (loss) income ......................................   $ (91,748)   $ 128,606   $  (2,255)   $ 347,535
Weighted average ordinary shares outstanding-basic .....     135,662      125,396     135,431      125,312
Average stock options outstanding (1) ..................          --        2,369          --        2,234
                                                           ---------    ---------   ---------    ---------
Weighted average ordinary shares outstanding-diluted ...     135,662      127,765     135,431      127,546
                                                           ---------    ---------   ---------    ---------
Diluted (loss) earnings per share ......................   $   (0.68)   $    1.01   $   (0.02)   $    2.72
                                                           =========    =========   =========    =========
DIVIDENDS PER SHARE ....................................   $    0.47    $    0.46   $    0.94    $    0.92
                                                           =========    =========   =========    =========

(1) Net of shares repurchased under the treasury stock method. Basic shares outstanding are used to calculate net loss per share.

      Future weighted average number of shares outstanding may be affected by the convertible debt issued during 2001. Due to the contingent nature of the conversion features of the debt, there is no effect on diluted earnings per share for the three months or six months ended June 30, 2002.

9.    COMMITMENTS AND CONTINGENCIES

      The decline in the Company's ordinary share price subsequent to June 30, 2002 could result in an additional interest cost to the Company in respect of the Liquid Yield Option Notes(TM) ("LYONs") issued by the Company. Such additional cost is contingent on the share price performance during a 30-day trading period prior to the first "put" date of September 7, 2002. Should the share price relative to the accreted conversion price of the LYONs be equal to or less than 69% for 20 days within the 30 day trading period, contingent additional principal will accrue for one year. As the LYONs is a zero coupon note, additional principal represents interest expense. It is not yet known if such additional expense, estimated at $1.9 million, will be incurred for the twelve month period from September 7, 2002 to September 6, 2003. Alternatively, the Noteholders have the right to require the Company to repurchase the Notes on September 7, 2002. The Company cannot predict whether Noteholders will exercise such right but currently plans to satisfy any such obligation in cash from general operations should this occur. The amount of such repurchase obligation would be $295.8 million.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001
              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

      The following is a discussion of the Company's results of operations and financial condition and liquidity. Certain aspects of the Company's business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results of operations and financial condition.

      The Company's results for the three months ended June 30, 2002 include the results of Winterthur International, acquired by the Company with effect from July 1, 2001. They also include the results of Le Mans Re, accounted for as a subsidiary with effect from January 1, 2002 following the Company's acquisition of majority ownership. Previously, the Company's share of Le Mans Re's net income was included in equity in net income of insurance and operating affiliates. As a result of these two transactions, period to period comparisons of the Company's results of operations and financial condition and liquidity may not be meaningful.

      This "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See Item 3, "--Cautionary Note Regarding Forward-Looking Statements", for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

      This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company's Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

      The Company's critical accounting policies should be read in conjunction with Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

      The following  table  presents an after-tax  analysis of the Company's net
(loss) income and (loss) earnings per share for the three months ended June 30, 2002 and 2001:

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                JUNE 30
                                                        ------------------------
                                                           2002           2001
                                                        ---------      ---------
Net operating income (1) ..........................     $  25,018      $ 160,062
Net realized (losses) gains on investments ........      (110,053)        36,482
Net realized and unrealized (loss) gains
  on derivative instruments .......................        (6,713)         5,026
                                                        ---------      ---------
Net (loss) income .................................     $ (91,748)     $ 128,606
                                                        =========      =========
(Loss) earnings per share - basic .................     $   (0.68)     $    1.03
                                                        =========      =========
(Loss) earnings per share - diluted ...............     $   (0.68)     $    1.01
                                                        =========      =========

(1)   Net operating  income excludes  after-tax net realized gains and losses on
      investments   and  net  realized  and  unrealized   losses  on  derivative
      instruments.

      Net operating income decreased in the second quarter of 2002 compared to the first quarter of 2001 primarily due to an increase in loss reserves of $200.0 million related to the September 11 event. Due principally to the complexity of the claims and inherent lag in reporting from insureds and cedants, management believed it was necessary to increase the estimate for ultimate losses related to this event. This increase in net loss reserves included $73.0 million in the insurance segment and $127.0 million in the reinsurance segment, discussed more fully in each of the segments below.

      Net income was significantly reduced by an increase in net realized investment losses in the second quarter of 2002. Net realized losses on investments included a loss of $92.5 million related to certain telecommunication fixed income securities, including WorldCom and Adelphia. Net income in 2001 included net realized gains.

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

      The following table summarizes the underwriting results for this segment:

                                                  (UNAUDITED)
                                               THREE MONTHS ENDED
                                                    JUNE 30
                                             ---------    ---------
                                                2002        2001      % CHANGE
                                             ---------    ---------   ---------
Net premiums earned ......................   $ 549,776    $ 339,923      61.73%
Fee income and other .....................      10,886          413          NM
Net losses and loss expenses .............     410,397      201,598      103.6%
Acquisition costs ........................      67,644       65,919        2.6%
Operating expenses .......................     111,241       33,565      231.4%
Exchange (gains) losses ..................     (22,181)       2,783          NM
                                             ---------    ---------   ---------
Underwriting (loss) profit ...............   $  (6,439)   $  36,471          NM
                                             =========    =========   =========
Net unrealized losses on credit
  default swaps ..........................   $  (3,964)   $      --          NM
                                             =========    =========   =========

* NM - Not Meaningful

      In the quarter ended June 30, 2002, the insurance segment included the results of Winterthur International, acquired effective July 1, 2001. As a result, each of the above line items for the quarter ended June 30, 2002 experienced growth. Further, some business previously written by the Company's insurance operations is now written by Winterthur International. Consequently, period to period comparisons may not be meaningful.

      Net premiums earned included $183.9 million from Winterthur International in the quarter ended June 30, 2002. Excluding Winterthur International, net premiums earned increased in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 by approximately $26.0 million due to growth in new business written and significant pricing increases on business written in the first six months of 2002. Pricing increases were experienced across all lines of business as a result of a market correction following five years of poor underwriting performance throughout the property and casualty industry caused by a highly competitive environment. These price increases were further compounded by the September 11 event. The increase in net premiums earned in the quarter ended June 30, 2002 was partially offset by a reduction in net premiums earned by the Company's Lloyd's syndicates following the exit of certain lines of business.

      The increase in fee income and other for the second quarter of 2002 as compared to the second quarter of 2001 related primarily to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies. These services will be discontinued in 2003. In addition, in the quarter ended June 30, 2001, managing agency expenses were offset against fee income earned by the managing agency from Lloyd's syndicates not owned by the Company. As the Company now owns 100% of the syndicate capacity of its Lloyd's operations effective January 1, 2002, these expenses are now included in operating expenses.

      Exchange gains of $22.2 million in the quarter ended June 30, 2002 related to the decline in value of the U.S. dollar against other currencies, primarily the U.K. sterling and Swiss franc where the value of certain monetary net assets denominated in these currencies increased. The exchange loss in the quarter ended June 30, 2001 was due primarily to an increase in the value of the U.S. dollar against the U.K. sterling.

      In 2001, the insurance operations began to write credit default swaps at primary layers in this segment. During the quarter ended June 30, 2002, an unrealized loss of $4.0 million was recognized related to the fair value adjustment for these credit default swaps.

      The following table presents the ratios for this segment:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                  --------------------
                                                   2002          2001
                                                  ------         -----
          Loss and loss expense ratio ..........   74.6%         59.3%
          Underwriting expense ratio ...........   32.6%         29.3%
                                                  ------         -----
          Combined ratio .......................  107.2%         88.6%
                                                  ======         =====

      The loss ratio increased in the quarter ended June 30, 2002 compared to the same period of 2001 primarily due to an increase in net losses incurred related to the September 11 event of $73.0 million. This was mainly attributable to additional loss reserves in the accident and health business as a result of the Company's ongoing reserve review process and additional information received during the quarter.

      Excluding this increase in net losses incurred, the loss ratio would have been 61.4% in the quarter ended June 30, 2002. The quarter ended June 30, 2001 included favorable development of loss reserves related to certain casualty business written in prior underwriting years, partially offset by a net incurred loss related to Tropical Storm Allison. There were no significant catastrophe events during the quarter ended June 30, 2002.

      It is uncertain at this time whether the ongoing political and economic crisis in Argentina may result in losses under political risk insurance and reinsurance coverages provided by the Company, and if so, to what extent. The Company believes both the possibility and magnitude of such losses are more likely to increase the longer the crisis remains unresolved, potentially increasing this segment's loss ratio in future quarters.

      The underwriting expense ratio in the quarter ended June 30, 2002 included acquisition and operating expenses for Winterthur International of $9.2 million and $54.4 million, respectively. These expenses were reduced by the effect of purchase accounting treatment on the deferred acquisition costs of $9.6 million. No such purchase adjustments for Winterthur International are required in future quarters. Had an historical level of deferred acquisition costs for Winterthur International been amortized, the expense ratio for this segment would have been 34.3% in the quarter ended June 30, 2002. Historically, Winterthur International has had a higher operational expense ratio than the Company's other insurance operations and is currently incurring ongoing integration costs.

      Excluding the effects of Winterthur International, the operating expenses increased in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 due to the growth of the U.S. based insurance operations, notably the professional and environmental businesses. In addition, there was a higher amount of allocated corporate expenses in the U.S. to this segment in the quarter ended June 30, 2002.

REINSURANCE OPERATIONS

REINSURANCE - GENERAL OPERATIONS

      General reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally: general liability; professional liability; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; political risk and various other reinsurance to insurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

      The following table summarizes the underwriting results for the general operations of this segment:

                                              (UNAUDITED)
                                          THREE MONTHS ENDED
                                                JUNE 30
                                      --------------------------
                                         2002             2001         % CHANGE
                                      ---------        ---------       --------
Net premiums earned ................  $ 495,300        $ 292,407          69.4%
Fee income and other ...............      8,506              714             NM
Net losses and loss expenses .......    427,561          183,339         133.2%
Acquisition costs ..................    100,295           76,126          31.7%
Operating expenses .................     31,021           23,069          34.5%
Exchange (gains) losses ............     (1,025)           4,825             NM
                                      ---------        ---------       --------
Underwriting (loss) profit .........  $ (54,046)       $   5,762             NM
                                      =========        =========       ========

      Net premiums earned in the second quarter of 2002 increased compared to the second quarter of 2001 primarily due to strong growth and pricing increases in business written in the first half of 2002 and the latter half of 2001. This increase was experienced across most lines of business, notably casualty reinsurance and property lines. Pricing increases primarily reflected a market correction following five years of poor underwriting performance throughout the property and casualty industry caused by a highly competitive environment. These price increases were further compounded by the September 11 event. In addition, the inclusion of Le Mans Re consolidated as a subsidiary effective January 1, 2002 contributed $70.5 million of additional net premiums earned in the second quarter of 2002.

      Fee income and other in the second quarter of 2002 primarily arose from the recognition of unearned income related to a contract that was commuted in the quarter.

      The net exchange gain in the quarter ended June 30, 2002 is primarily due to a decline in the value of the U.S. dollar against other currencies in those operations that transact in multiple currencies.

      The following table presents the ratios for this segment:

                                                       (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                         JUNE 30
                                                   -------------------
                                                    2002         2001
                                                   ------        -----
          Loss and loss expense ratio ...........   86.3%        62.7%
          Underwriting expense ratio ............   26.5%        33.9%
                                                   ------        -----
          Combined ratio ........................  112.8%        96.6%
                                                   ======        =====

      The increase in the loss and loss expense ratio for the quarter ended June 30, 2002 over the same quarter of 2001 is due primarily to $127.0 million of additional losses related to the September 11 event. These additional loss reserves included $35.0 million related to reinsurance of the Lloyd's Central Guarantee Fund, which notified its reinsurers in the second quarter of 2002. Additional loss reserves of approximately $92.0 million were also recorded in the Company's property and aviation lines due to an increase in the level of reported losses.

      Excluding additional loss reserves related to the September 11 event, the loss ratio would have been 60.7% in the second quarter of 2002, reflecting improved terms and conditions on business being written and earned. In the quarter ended June 30, 2001, the Company had favorable loss development on certain property business written in prior underwriting years that was partially offset by net incurred losses of $20.0 million related to Tropical Storm Allison.

      It is uncertain at this time whether the ongoing political and economic crisis in Argentina may result in losses under political risk insurance and reinsurance coverages provided by the Company, and if so, to what extent. The Company believes both the possibility and magnitude of such losses are more likely to increase the longer the crisis remains unresolved, potentially increasing this segment's loss ratio in future quarters.

      The decrease in expense ratio in the second quarter of 2002 as compared to the second quarter of 2001 reflected the high growth in net premiums earned relative to a smaller increase in operating expenses, which generally do not change in direct proportion to changes in net premiums earned. In addition, a change in the mix of business included in net premium earned in the quarter ended June 30, 2002 caused a relatively smaller growth in acquisition expenses, where certain lines of business had lower commission rates.

REINSURANCE - LIFE OPERATIONS

      Life business written by the reinsurance operations includes long duration annuity contracts and traditional mortality risk reinsurance. No such contracts were written in the second quarter of 2001. Due to the nature of some of these contracts, premium volume may vary significantly from period to period.

      The following summarizes net income from life operations:

                                                           (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             JUNE 30
                                                        -----------------
                                                          2002       2001
                                                        -------      ----
Net premiums earned ..................................  $10,497      $ --

Claims and policy benefit reserves ...................   18,816        --
Acquisition costs ....................................    1,276        --
Operating expenses ...................................    1,191        --
Net investment income ................................   16,825        --
                                                        -------      ----
Net income from life operations                         $ 6,039      $ --
                                                        =======      ====

      Net investment income is included in net income from life operations as it relates to income earned on portfolios of segregated life investment assets received that are matched by the assumption of policy benefit reserves on contracts written. The accretion of the policy benefit reserves is included in claims and policy benefit reserves.

FINANCIAL PRODUCTS AND SERVICES OPERATIONS

      Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions and weather and energy risk management products. While these transactions are usually tailored for the specific needs of the insured or user, they often involve the issuance of multi-year contracts. The Company has also started an institutionally-oriented life business and acquired a shell company licensed in forty-nine U.S. states for the purpose of obtaining life licenses. Initial products offered will include municipal guaranteed investment contracts, funding agreements and business-owned life insurance. Due to the nature and variety of the business written in this segment, gross premium volume as well as underwriting results may vary significantly from period to period.

      Financial guaranties are conditional commitments that guarantee the performance of certain financial obligations by an obligor to a third party. The Company's potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. The Company also guarantees payment obligations of counterparties under credit default swaps. The maturity of the insured obligations ranges from one to thirty five years.

      The following table summarizes the underwriting results for this segment:

                                               (UNAUDITED)
                                            THREE MONTHS ENDED
                                                JUNE  30
                                         -----------------------
                                           2002           2001        % CHANGE
                                         --------       --------      --------
Net premiums earned ...................  $ 23,084       $  8,654        166.7%
Fee income and other ..................     4,060         10,366        (60.8%)
Net losses and loss expenses ..........     6,669          2,014        231.1%
Acquisition costs .....................     5,045          1,157        336.0%
Operating expenses ....................    12,312          6,863         79.4%
Underwriting profit ...................  $  3,118       $  8,986            NM
                                         --------       --------      --------
Net unrealized (losses) on credit
  default swaps .......................  $ (4,746)      $     --            NM
                                         ========       ========      ========

      Net premiums earned increased in the second quarter of 2002 as compared to the second quarter of 2001 primarily due to significantly greater premiums written on new financial guaranty business.

      A component of the financial guaranty business is written in credit default swap form. The Company fair values credit default swaps by modeling its exposures and creating indices by using proxies of the spreads on similar categories of exposures. For the second quarter of 2001, all adjustments to the fair value of credit default swaps were included in fee income and other. For the second quarter of 2002, the components of the fair value changes were included in net premiums earned, net losses and loss expenses and in net realized and unrealized gains and losses on derivative instruments. See Item 1,
Note 7 to the Unaudited Consolidated Financial Statements.

      Fee and other income in 2002 included fees earned from weather and energy risk management products provided in swap form, net of hedges purchased. All such swaps and any unhedged positions in the Company's trading book are carried at fair value.

      Net losses and loss expenses increased in the quarter ended June 30, 2002 relative to the growth in net premiums earned. The Company's financial guaranty operations write business with an initial expected loss ratio of approximately 25%. The increase in operating expenses is directly related to the increase in financial guaranty premiums written, as well as the continued expansion of operations in this segment including life business, which has not yet written any contracts.

      The financial guaranty business tracks embedded value that represents the present value of unearned premium and installment premiums not yet recorded, net of expected losses and acquisition costs. This value was approximately $400.0 million at June 30, 2002 and is expected to be earned over the life of the exposures, that can be up to thirty years, and with an average duration of approximately seven years.

INVESTMENT ACTIVITIES - GENERAL OPERATIONS

      The following table illustrates the change in net investment income and net realized and unrealized losses on investments and derivative instruments for the quarters ended June 30, 2002 and 2001:

                                                   (UNAUDITED)
                                                THREE MONTHS ENDED
                                                     JUNE 30
                                             ---------    ---------
                                                2002         2001      % CHANGE
                                             ---------    ---------    --------
Net investment income ....................   $ 157,918    $ 151,168       4.5%
Net realized losses on investments .......    (110,002)     (36,098)    304.7%
Net realized and unrealized gains on
  investment derivative instruments ......       1,997        5,026     (60.3%)

      Net investment income increased moderately in the second quarter of 2002 as compared to the second quarter of 2001 due primarily to a higher investment base in 2002. The growth in the investment base included the receipt of funds related to new debt and equity issued by the Company and the addition of assets from Winterthur International and Le Mans Re. This was partially offset by a decrease in interest rate levels for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

      Interest earned on deposit liability assets is included in investment income and the accretion of deposit liabilities is included in interest expense. In the second quarter of 2001, the accretion charge of $10.4 million was included in net investment income and has been reclassified for this change. There was no effect on net income from this change in presentation.

      Net realized losses on investments in the second quarter of 2002 included a loss of approximately $92.5 million related to losses on certain fixed income and equity telecommunication securities held, including WorldCom and Adelphia. In addition, the Company wrote down $20.0 million of its investment in Mutual Risk Management and approximately $12.5 million of certain of the Company's fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments. These investment losses were offset by realized gains from sales of approximately $15.0 million on the Company's investment portfolio during the quarter ended June 30, 2002.

      The Company has investment guidelines in place to minimize concentrations in any one industry sector or any one company. The Company also monitors credit exposure but such controls cannot mitigate losses due to accounting irregularities or other improprietaries of other organizations.

      Net realized and unrealized losses on investment derivative instruments resulted primarily from the mark to market of foreign exchange and forwards contracts used for risk management purposes. See Item 3, "Quantitative and Qualitative Disclosure About Market Risk", for a more detailed analysis.

OTHER REVENUES AND EXPENSES

      The following table sets forth other revenues and expenses for the three months ended June 30, 2002 and 2001:

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                   ------------------
                                                     2002       2001    % CHANGE
                                                   -------    -------   --------
Equity in net income of investment affiliates ...  $ 7,931    $23,196   (65.8)%
Equity in net income of insurance and
  operating affiliates ..........................      416      6,318   (93.4)%
Amortization of intangible assets ...............       11     14,703   (99.9)%
Corporate operating expenses ....................   25,141     18,401     36.6%
Interest expense ................................   40,139     20,642     94.4%
Minority interest ...............................    1,779       (652)       NM
Income tax expense ..............................   22,900     13,603     68.3%

      Equity in net income of investment affiliates in the second quarter of 2002, although positive, showed a decreased return as compared to the second quarter of 2001 due to lower comparative performance from the fund investments as a result of the volatility in the financial markets. In addition, income from the Company's investments in management companies was lower in the second quarter of 2002 as compared to income in the second quarter of 2001 due to lower levels of performance in their funds under management.

      The decrease in equity in net income of insurance and operating affiliates primarily resulted from the acquisition of a majority shareholding in Le Mans Re, and its consolidation as a subsidiary of the Company effective January 1, 2002. The Company's share of Le Mans Re's net income in the quarter ended June 30, 2001 was $3.0 million. In addition, there was a decrease in the earnings of the remaining insurance and operating affiliates of approximately $2.9 million as compared to last year's second quarter. The Company made no provision for its share of Annuity and Life Re's second quarter loss as its results have not yet been finalized.

      Amortization of intangible assets decreased in the second quarter of 2002 compared to the second quarter of 2001 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective January 1, 2001, the amortization expense would have been approximately $0.2 million in the quarter ended June 30, 2001. The Company has assessed the carrying value of goodwill at June 30, 2002 in accordance with FAS 142 and has determined that these assets are currently unimpaired.

      Corporate operating expenses in the second quarter ended June 30, 2002 increased compared to the three months ended June 30, 2001 due to the continued worldwide expansion of the Company's operations. The Company is in the process of developing a network of shared service organizations to support the Company's operations in certain locations on a centralized basis to improve efficiency over the longer term.

      The increase in interest expense primarily reflected an increase in the level of indebtedness from June 30, 2001 to June 30, 2002. In addition, interest expense included a higher accretion charge on the deposit liabilities due to growth in these reserves. For more information on the Company's financing structure, see "--Financial Condition and Liquidity."

      The Company reported a pre-tax net loss of $68.8 million caused by the increase to loss reserves of $200.0 million related to the September 11 event and realized investment losses of $110.0 million. Both of these items occurred primarily within the Company's Bermuda operations. The September 11 event reserve increase in the Company's Lloyd's operations had no associated tax benefit as the Company has provided a full valuation allowance of approximately $20.0 million against its deferred tax asset. The change in the income taxes of the Company reflected an improvement in the profitability of its U.S. operations, which were largely unaffected by these events.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001
              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

      The following table presents an after-tax analysis of the Company's net income and earnings per share for the six months ended June 30, 2002 and 2001:

                                                               (UNAUDITED)
                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                        ------------------------
                                                           2002           2001
                                                        ---------       --------
Net operating income (1) .............................  $ 235,402       $316,796
Net realized (losses) gains on investments ...........   (217,744)        28,077
Net realized and unrealized (losses) gains
  on derivative instruments ..........................    (19,913)         2,662
                                                        ---------       --------
Net (loss) income ....................................  $  (2,255)      $347,535
                                                        =========       ========
(Loss) earnings per share - basic ....................  $   (0.02)      $   2.77
                                                        =========       ========
(Loss) earnings per share - diluted ..................  $   (0.02)      $   2.72
                                                        =========       ========

(1)   Net operating  income excludes  after-tax net realized gains and losses on
      investments   and  net  realized  and  unrealized   losses  on  derivative
      instruments.

      Net operating income decreased in the first six months of 2002 compared to the first six months of 2001 primarily due to an increase in net losses incurred of $200.0 million related to the September 11 event during the second quarter ended June 30, 2002.

      Net income was significantly reduced by net realized investment losses in the first six months of 2002 of $217.7 million compared to investment gains of $28.1 million in the same prior year period. Included in net realized losses on on investments for 2002 was a loss of $92.5 million related to certain fixed income and equity telecommunications securities, including WorldCom and Adelphia. In 2002, the Company also wrote down an additional $80.0 million of certain other fixed income and equity investments in circumstances where the Company believed that there was an other than temporary decline in the value of those investments.

SEGMENTS

INSURANCE OPERATIONS

      The following table summarizes the underwriting results for this segment:

                                               (UNAUDITED)
                                            SIX MONTHS ENDED
                                                 JUNE 30
                                        -------------------------
                                           2002           2001        % CHANGE
                                        ----------     ----------    ----------
Net premiums earned ..................  $1,142,432     $  609,396         87.5%
Fee income and other .................      17,431          3,038        473.8%
Net losses and loss expenses .........     786,777        361,729        117.5%
Acquisition costs ....................     159,609        121,870         31.0%
Operating expenses ...................     200,214         66,352        201.7%
Exchange (gains) losses ..............     (24,293)         1,401            NM
                                        ----------     ----------    ----------
Underwriting profit ..................  $   37,556     $   61,082       (38.5)%
                                        ==========     ==========    ==========
Net unrealized (losses) on
  credit default swaps ...............  $  (10,712)    $       --            NM
                                        ==========     ==========    ==========

* NM - Not Meaningful

      In the six months ended June 30, 2002, the insurance segment included the results of Winterthur International, acquired effective July 1, 2001. As a result, each of the above line items experienced growth. Consequently, period to period comparisons may not be meaningful.

      Net premiums earned included $345.5 million from Winterthur International in the six months ended June 30, 2002. Excluding Winterthur International, net premiums earned increased in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 by approximately $187.5 million, primarily due to growth in new business written and significant pricing increases across all lines of business. Pricing increases were due to a market correction following five years of poor underwriting performance throughout the property and casualty industry caused by a highly competitive environment. These price increases were further compounded by the September 11 event.

      The increase in fee income and other for the first six months of 2002 over the first six months of 2001 related primarily to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies. These services will be discontinued in 2003.

      Exchange gains of $24.3 million in the six months ended June 30, 2002 were primarily due to a decline in the value of the U.S. dollar against the U.K. sterling and Swiss franc in those operations that have net monetary assets denominated in these foreign currencies.

      In 2001, the insurance operations began to write credit default swaps at primary layers in this segment. During the six months ended June 30, 2002 an unrealized loss of $10.7 million was recorded in this segment related to the fair value adjustment for these credit default swaps.

      The following table presents the ratios for the insurance segment:

                                                       (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                                  -------------------
                                                   2002         2001
                                                  ------       ------
          Loss and loss expense ratio ...........  68.9%        59.4%
          Underwriting expense ratio ............  31.5%        30.9%
                                                  ------       ------
          Combined ratio                          100.4%        90.3%
                                                  ======       ======

      The loss ratio increased in the six months ended June 30, 2002 compared to the same period of 2001 due to additional incurred losses of $73.0 million related to the September 11 event, discussed above in the results of insurance operations for the second quarter of 2002. Excluding these additional net losses incurred, the loss ratio would have been 62.1%. The loss ratio for the six months ended June 30, 2001 reflected favorable loss development of certain casualty business lines written in prior underwriting years, partially offset by losses from Tropical Storm Allison. There were no catastrophe losses in the six months ended June 30, 2002.

      The Company's exposure to the ongoing political and economic crisis in Argentina is discussed above in the results of operations for the three months ended June 30, 2002.

      The underwriting expense ratio in the six months ended June 30, 2002 included acquisition and operating expenses for Winterthur International of $14.2 million and $96.8 million, respectively. These expenses were reduced by the effect of purchase accounting treatment on the deferred acquisition costs of $19.3 million. No such purchase adjustments are required in future quarters. Had an historical level of deferred acquisition costs for Winterthur International been amortized, the expense ratio for this segment would have been 33.2% in the six months ended June 30, 2002 as compared to 30.9%. Historically, Winterthur International has had a higher operational expense ratio than the Company's other insurance operations, and is currently incurring ongoing integration costs.

      Excluding the effect of Winterthur International, the operating expenses for the six months ended June 30, 2002 were higher than the six months ended June 30, 2001 due to the growth of the U.S. based insurance operations, notably the professional and environmental businesses. In addition, there was a higher amount of allocated corporate expenses in the U.S. to this segment in the six months ended June 30, 2002.

REINSURANCE OPERATIONS

REINSURANCE - GENERAL OPERATIONS

      The following table summarizes the underwriting results for general operations of this segment:

                                              (UNAUDITED)
                                           SIX MONTHS ENDED
                                                JUNE 30
                                       -------------------------
                                          2002            2001       % CHANGE
                                       ---------       ---------      ---------
Net premiums earned .................  $ 916,467       $ 559,267          63.9%
Fee income and other ................      9,405             151             NM
Net losses and loss expenses ........    692,193         351,797          96.7%
Acquisition costs ...................    192,509         145,726          32.1%
Operating expenses ..................     49,707          39,775          25.0%
Exchange (gains) losses .............     (7,277)          5,037             NM
                                       ---------       ---------      ---------
Underwriting (loss) profit ..........  $  (1,260)      $  17,083             NM
                                       =========       =========      =========

      Net premiums earned in the first six months of 2002 increased compared to the first six months of 2001 primarily due to strong growth and pricing increases in business written in 2002 and the latter half of 2001 across most lines of business, notably casualty reinsurance and property lines. In addition, the inclusion of Le Mans Re consolidated as a subsidiary effective January 1, 2002 contributed $134.1 million of additional net premiums earned for the first six months of 2002. The increase in net premiums earned also reflected significant price increases across all lines of business. Pricing increases were due to a market correction following five years of poor underwriting performance throughout the property and casualty industry caused by a highly competitive environment. These price increases were further compounded by the September 11 event.

      Fee income and other in the six months ended June 30, 2002 was increased by the recognition of unearned income on a contract commuted during the second quarter of 2002.

      Exchange gains during the first six months of 2002 of $7.3 million were mainly attributable to a decline in the value of the U.S. dollar against the U.K. sterling and euro in those operations that transact in multiple currencies.

      The following table presents the ratios for the reinsurance segment:

                                                     (UNAUDITED)
                                                   SIX MONTHS ENDED
                                                       JUNE 30
                                                 --------------------
                                                  2002          2001
                                                 ------        ------
          Loss and loss expense ratio ..........  75.5%         62.9%
          Underwriting expense ratio ...........  26.4%         33.2%
                                                 ------        ------
          Combined ratio .......................  101.9         96.1%
                                                 ======        ======

      The increase in the loss and loss expense ratio during the first six months of 2002 is due to additional net loss reserves of $127.0 million related to the September 11 event, discussed above in the results of reinsurance operations for the quarter ended June 30, 2002. Excluding these losses, the loss ratio would have been 61.7% in the first six months of 2002. The loss ratio for the six months of June 30, 2001 reflected losses from Tropical Storm Allison, the Petrobras oil rig loss and the Seattle earthquake, which were mostly offset by favorable loss development on certain property business written in prior underwriting years. There were no significant catastrophe losses in the first half of 2002.

      The Company's exposure to the ongoing political and economic crisis in Argentina is discussed above in the results of operations for the three months ended June 30, 2002.

      The underwriting expense ratio was lower in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to several factors. First, the growth in net premiums earned was greater than the increase in operating expenses, which generally do not change in direct proportion to changes in net premiums earned. Price increases which cause an increase in net premiums earned would result in a lower expense ratio. Second, this ratio was reduced by the effect of the recognition of a curtailment gain of approximately $8.0 million on a pension plan in the U.S. during the first six months of 2002. Lastly, there was a change in the mix of business in net premiums earned where certain lines of business had a lower rate of commission.

REINSURANCE - LIFE OPERATIONS

      Life business written by the Company includes long duration annuity contracts and traditional mortality risk reinsurance. No such contracts were written in the first half of 2001. Due to the nature of some of these contracts, premium volume may vary significantly from period to period.

      The following summarizes net income from life operations:

                                                           (UNAUDITED)
                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                     ------------------------
                                                       2002             2001
                                                     -------          -------
Net premiums earned ...............................  $49,690          $    --
Fee income and other ..............................        2               --
Claims and policy benefit reserves ................   66,579               --
Acquisition costs .................................    1,871               --
Operating expenses ................................    2,274               --
Net investment income .............................   32,343               --
                                                     -------          -------
Net income from life operations ...................  $11,311          $    --
                                                     =======          =======

      Net investment income is included in net income from life operations as it relates to income earned on portfolios of segregated life investment assets received that are matched by the assumption of policy benefit reserves on contracts written. The accretion of the policy benefit reserves is included in claims and policy benefit reserves.

FINANCIAL PRODUCTS AND SERVICES OPERATIONS

      The following table summarizes the underwriting results for this segment:

                                                      (UNAUDITED)
                                                   SIX MONTHS ENDED
                                                       JUNE 30
                                                  ------------------
                                                    2002       2001    % CHANGE
                                                  -------    -------   --------
Net premiums earned ............................  $42,214    $14,475    191.6%
Fee income and other ...........................    5,482     15,373    (64.3)%
Net losses and loss expenses ...................   12,581      3,629    246.7%
Acquisition costs ..............................    6,003      1,478    306.2%
Operating expenses .............................   27,302     18,220     49.8%
                                                  -------    -------    -------
Underwriting profit ............................  $ 1,810    $ 6,521    (72.2)%
                                                  =======    =======    =======
Net unrealized gains on credit default swaps ...  $   553    $    --         NM
                                                  =======    =======    =======

      Net premiums earned increased in the first half of 2002 as compared to the first half of 2001 primarily due to significantly greater premiums written on new business in the financial guaranty business. Net premiums earned in the first half of 2002 also included approximately $2.1 million of weather related risk management transactions written.

      Some financial guaranty business is written in credit default swap form. The Company fair values credit default swaps by modeling its exposures and creating indices by using proxies of the spreads on similar categories of exposures. For the first six months of 2001, all adjustments to the fair value of credit default swaps were included in fee income and other. For the first six months of 2002, the components of the fair value changes were included in net premiums earned, net losses and loss expenses and in net realized and unrealized gains and losses on derivative instruments. See Item 1, Note 7 to the Unaudited Consolidated Financial Statements.

      Net losses and loss expenses increased in the six months ended June 30, 2002 relative to the growth in net premiums earned. The Company's financial guaranty operations write business with an initial expected loss ratio of approximately 25%. The increase in operating expenses reflected the continued expansion of operations in this segment, including life business, which has not yet written any transactions. These expenses, relative to the segment's revenues, have improved compared to the prior year's quarter as the growing portfolio of aggregate insurance in force is earned.

INVESTMENT ACTIVITIES - GENERAL OPERATIONS

      The following table illustrates the change in net investment income and net realized and unrealized gains and losses on investments for the six months ended June 30, 2002 and 2001:

                                                     (UNAUDITED)
                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                               ---------------------
                                                  2002        2001      % CHANGE
                                               ---------   ---------    --------
Net investment income ........................ $ 313,527   $ 294,264        6.5%
Net realized (losses) gains on investments ...  (216,022)     26,437          NM
Net realized and unrealized (losses) gains
  on investment derivative instruments .......    (9,754)      2,662          NM

      Net investment income increased in the first six months of 2002 as compared to the first quarter of 2001 due primarily to a higher investment base in 2002. The growth in the investment base included the receipt of funds related to new debt and equity issued by the Company and the addition of assets from Winterthur International and Le Mans Re. The effect of the higher investment base was partially offset by decreases in interest rate levels for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

      Interest earned on deposit liability assets is included in investment income and the accretion of deposit liabilities is included in interest expense. In the six months ended June 30, 2001, the accretion charge of $24.1 million was included in net investment income and has been reclassified for this change. There was no effect on net income from this change in presentation.

      The Company has investment guidelines in place to minimize concentrations in any one industry sector or any one company. The Company also monitors credit exposure but such controls cannot mitigate losses due to accounting irregularities or other improprietaries of other organizations.

      Net realized losses on investments in the first half of 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $80.0 million of certain fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments.

      Net realized and unrealized losses on investment derivative instruments resulted primarily from the fair value of warrants held by the Company in conjunction with certain of its other investments, based on quoted market values. See Item 3, "Quantitative and Qualitative Disclosure About Market Risk", for a more detailed analysis.

OTHER REVENUES AND EXPENSES

      The following table sets forth other revenues and expenses for the six months ended June 30, 2002 and 2001:

                                                       (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                                   ------------------
                                                     2002       2001    % CHANGE
                                                   -------    -------    -------
Equity in net income of investment affiliates ... $40,116 $43,570 (7.9)% Equity in net income of insurance and
  operating affiliates ..........................      448     14,332         NM
Amortization of intangible assets ...............      625     29,171         NM
Corporate operating expenses ....................   46,554     30,609      52.1%
Interest expense ................................   81,761     47,425      72.4%
Minority interest ...............................    4,034        517         NM
Income tax expense ..............................   36,854     10,694     244.6%

      Equity in net income of investment affiliates decreased in the first six months of 2002 over the first six months of 2001 due primarily to decreased returns in the quarter ended June 30, 2002 on the Company's investments in investment funds and the management companies that administer these investment funds as a result of the volatility in the financial markets.

      The decrease in equity in net income of insurance and operating affiliates primarily resulted from the acquisition of a majority shareholding in Le Mans Re, and its consolidation as a subsidiary of the Company effective January 1, 2002. The Company's share of Le Mans Re's net income for the six months ended June 30, 2001 was $8.0 million. In addition, there was a decrease in the earnings of the remaining insurance and operating affiliates as compared to last year's second quarter.

      Amortization of intangible assets decreased in the first half of 2002 compared to the first half of 2001 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective January 1, 2001, the amortization expense would have been approximately $0.6 million in the six months ended June 30, 2001. The Company has assessed the carrying value of goodwill at June 30, 2002 in accordance with FAS 142 and has determined that these assets are currently unimpaired.

      Corporate operating expenses in the six months ended June 30, 2002 have increased compared to the six months ended June 30, 2001 due to the continued worldwide expansion of the Company's operations. The Company is in the process of developing a network of shared service organizations to support the Company's operations in certain locations on a centralized basis to improve efficiency over the longer term.

      The increase in interest expense primarily reflects an increase in the level of indebtedness from June 30, 2001 to June 30, 2002. The Company's financing structure is outlined in "--Financial Condition and Liquidity."

      The Company reported a pre-tax net income of $34.6 which was negatively affected by the increase to loss reserves of $200.0 million related to the September 11 event and realized investment losses of $216.0 million. Both of these items occurred primarily within the Company's Bermuda operations. The September 11 event reserve increase in the Company's Lloyds operations had no associated tax benefit as the Company has provided a full valuation allowance of approximately $20.0 million against its deferred tax asset. The change in the income taxes of the Company reflected an improvement in the profitability of its U.S. operations that were largely unaffected by these events.

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

      The Company's ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The Company regularly provides financial information to these agencies to maintain existing ratings.

      The Company's fixed income investments including short-term investments and cash equivalents at June 30, 2002 represented approximately 90.0% of invested assets and were managed by several outside investment management firms. Approximately 93.5% of fixed income securities are investment grade, with 66.0% rated Aa or AA or better by a nationally recognized rating agency. Using the Standard & Poor's rating scale, the average quality of the fixed income portfolio was AA.

      At June 30, 2002, total investments available for sale and cash, net of unsettled investment trades, were $14.3 billion compared to $13.0 billion at December 31, 2001. The net payable for investments purchased increased from $1.2 billion at December 31, 2001 to $1.5 billion at June 30, 2002. This increase in investment assets related to the inclusion of Le Mans Re as a subsidiary, the receipt of premiums and an additional $319.9 million received on deposit liabilities.

      For the six months ended June 30, 2002, currency translation adjustments were $55.4 million. This is shown as part of accumulated other comprehensive loss and primarily related to unrealized gains on foreign currency exchange rate movement at Winterthur International and Le Mans Re, where most operations have a functional currency that is not the U.S. dollar.

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

      Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. Operational cash flows during the first six months of 2002 increased from the same period of 2001 primarily due to the receipt of increased premiums written. In the six months ended June 30, 2002 and 2001, the net amount of losses paid by the Company was $1.2 billion and $614.5 million, respectively. The increase in 2002 is due to growth in operations and the inclusion of Winterthur International and Le Mans Re.

      The Company's cash flow has not yet been adversely affected by the September 11 event, as approximately 90% of these losses remain unpaid at June 30, 2002. The Company has reviewed the anticipated cash flow from the September 11 event and believes it has sufficient liquidity to meet its obligations.

      In the six months ended June 30, 2002, the Company made the following significant investments:

      (1) Effective January 2002, the Company completed the acquisition of a 67% majority shareholding in Le Mans Re, increasing its shareholding from 49% at December 31, 2001. Cash paid, net of cash acquired, was $45.5 million.

      (2) The Company invested a further $286.4 million in affiliates, the majority of which related to investments in alternative investment managers and related investment funds. This included a $75.0 million investment in Primus Guaranty, Ltd., that specializes in providing credit risk protection through credit default swaps. The mark to market effect on their derivative instruments may potentially introduce some volatility to the equity earnings in affiliates in future periods.

      As at June 30, 2002, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $5.4 billion, of which $1.9 billion in debt was outstanding. In addition, $2.0 billion of letters of credit were outstanding, 6% of which were collateralized by the Company's investment portfolio, supporting U.S. non-admitted business and the Company's Lloyd's capital requirements.

      The following tables present the Company's indebtedness under outstanding securities and lenders' commitments as at June 30, 2002:

                                                                                -------------------------------------------------
                                                                                               PAYMENTS DUE BY PERIOD
                                                                                -------------------------------------------------
                                                                       YEAR OF   LESS THAN    1 TO 3      4 TO 5         AFTER 6
NOTES PAYABLE AND DEBT                       COMMITMENT      IN USE     EXPIRY    1 YEAR       YEARS       YEARS          YEARS
                                             ------------------------------------------------------------------------------------
364-day revolver .........................   $  500,000    $       --    2002    $     --    $     --    $     --      $       --
7.15% Senior Notes .......................      100,000        99,976    2005          --     100,000          --              --
6.58% GUARANTEED SENIOR NOTES ............      255,000       255,000    2011          --          --          --         255,000
6.50% Guaranteed Senior Notes ............      600,000       596,963    2012          --                      --         600,000
Zero Coupon Convertible Debentures (1) ...      617,602       617,602    2021          --          --          --       1,010,833
Liquid Yield Option Notes(TM) (1) ........      294,275       294,275    2021          --          --          --         508,842
                                             ------------------------            ------------------------------------------------
Total ....................................   $2,366,877    $1,863,816            $     --    $100,000    $     --      $2,374,675
                                             ========================            ================================================

(1) "Commitment" and "In Use" data represent June 30, 2002 accreted values. "After 6 years" data represent ultimate redemption values. The convertibles may be "put" or converted by the bondholders at various times prior to the 2021 redemption date. The next "put" date is September 7, 2002 for the Liquid Yield Option Notes(TM), as described below, and May 23, 2004 for the Zero Coupon Convertible Debentures. The Company may also choose to "call" the debt from May and September 2004 onwards for the Zero Coupon Convertible Debentures and Liquid Yield Option Notes(TM), respectively.

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

      The decline in the Company's ordinary share price subsequent to June 30, 2002 could result in an additional interest cost to the Company in respect of the Liquid Yield Option Notes(TM) ("LYONs") issued by the Company. Such additional cost is contingent on the share price performance during a 30-day trading period prior to the first "put" date of September 7, 2002. Should the share price relative to the accreted conversion price of the LYONs be equal to or less than 69% for 20 days within the 30 day trading period, contingent additional principal will accrue for one year. As the LYONs is a zero coupon note, additional principal represents interest expense. It is not yet known if such additional expense, estimated at $1.9 million, will be incurred for the twelve month period from September 7, 2002 to September 6, 2003. Alternatively, the Noteholders have the right to require the Company to repurchase the Notes on September 7, 2002. The Company cannot predict whether Noteholders will exercise such right but currently plans to satisfy any such obligation in cash from general operations should this occur. The amount of such repurchase obligation would be $295.8 million.

      The total pre-tax interest expense on the borrowings described above was $81.8 million and $47.4 million for the six months ended June 30, 2002 and 2001, respectively.

                                                                                          AMOUNT OF COMMITMENT
                                                                                         EXPIRATION PER PERIOD
                                                                          -------------------------------------------------
                                                                                         PAYMENTS DUE BY PERIOD
                                                                          -------------------------------------------------
                                                                 YEAR OF   LESS THAN    1 TO 3      4 TO 5         AFTER 6
OTHER COMMERCIAL COMMITMENTS           COMMITMENT      IN USE     EXPIRY    1 YEAR       YEARS       YEARS          YEARS
                                       ------------------------------------------------------------------------------------

Letter of Credit Facilities ........   $1,490,000    $1,251,000    2002    $1,490,000         --           --           --
Letter of Credit Facilities ........   $1,500,000    $779,000      2003    $1,500,000

      The Company renewed its 364-day revolving credit and letter of credit facility that expired in June 2002. The combined facility amounts to $2.0 billion, previously $1.5 billion, of which up to $500.0 million is available as revolving credit and is disclosed in "Notes payable and debt" above. The remaining $1.5 billion is disclosed in "Other Commercial Commitments" above, however the Company may choose to use the total $2.0 billion facility in letter of credit form.

      The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's. All of these commercial facilities are scheduled for renewal during 2002 and 2003. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company's investment portfolio or funds withheld using the Company's cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

      In addition, from July 1, 2001 until July 24, 2002, the Company had additional letters of credit provided by the previous owner of the Winterthur International operations. The Company replaced this facility with letters of credit issued from its 364-day facility on July 24, 2002.

      The letter of credit facilities also included a $150.0 million secured letter of credit facility established in January 2002. This facility is unutilized and will expire at the end of 2002. In addition, Le Mans Re has a secured letter of credit facility, included in the table above, under which letters of credit amounting to $42.0 million were issued.

      For information regarding cross-default and certain other provisions in the Company's debt documents, see Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

      The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the six months ended June 30, 2002, no shares were repurchased in the open market but the Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

CURRENT OUTLOOK

      The Company continued to recognize strong levels of net premiums earned, primarily due to increases in pricing across virtually all property and casualty lines of insurance and reinsurance business, significant new business growth, the acquisition of Winterthur International effective July 1, 2001 and the acquisition of a majority ownership stake in Le Mans Re, effective January 1, 2002. Rate increases and favorable terms and conditions remained at least as strong as earlier in the year, and the Company believes these market conditions will prevail through 2002 for most lines of property and casualty business the Company writes. These improvements are, however, tempered by, among other things, a challenging investment income environment and potential unusual loss events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      The Company is exposed to potential loss from various market risks, including changes in interest rates, foreign currency exchange rates, equity prices and commodity values (as it relates to the Company's participation in the weather risk and energy management market). The Company manages its market risks based on guidelines established by senior management. The Company enters into derivatives and other financial instruments for trading and risk management purposes. These derivative instruments are carried at fair market value with the resulting gains and losses recognized in income in the period in which they occur.

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

WEATHER AND ENERGY RISK

      The Company offers weather and energy risk management products in insurance or derivative form to end-users, while hedging the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather and energy derivatives trading portfolio, with the majority of contracts outstanding for less than twelve months. The fair values of these transactions are determined using quantitative analysis. The models used to determine these fair values are consistent with the models used to estimate the Company's VaR exposure to weather risk.

      The Company's high, low and average aggregate seasonal VaR amounts during the period ended June 30, 2002 were $101.6 million, $25.8 million and $55.4 million, respectively, calculated at a 99% confidence level. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolio. Since VaR statistics are estimates based on historical position and market data, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company's actual future losses will not exceed its VaR amounts.

      The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the six months ended June 30, 2002:


                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 2002
                                                                ----------------
Fair value of contracts outstanding, beginning of the year .....    $ (1,104)
Contracts realized or otherwise settled ........................      (8,094)
Fair value of new contracts ....................................      15,360
Other changes in fair value ....................................       3,410
                                                                    --------
Fair value of contracts outstanding, end of period .............    $  9,572
                                                                    ========

      The following table summarizes the maturity of contracts outstanding as at June 30, 2002:

                                                                                       GREATER
                                                        LESS THAN                       THAN 5   TOTAL FAIR
               SOURCE OF FAIR VALUE                       1 YEAR  1-3 YEARS  4-5 YEARS  YEARS       VALUE
               --------------------                       ------  ---------  ---------  -----       -----
Prices actively quoted ...............................    $  800    $   --     $   --    $   --    $  800
Prices based on models and other valuation methods ...     4,732     1,657      2,383        --     8,772
                                                          ------    ------     ------    ------    ------
Total fair value of contracts outstanding ............    $5,532    $1,657     $2,383    $   --    $9,572
                                                          ======    ======     ======    ======    ======

      In managing its weather and energy risk management business, the Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures its market, credit, operational and legal risks. The Company's senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Due to the changing nature of the global marketplace, the Company's risk management policies, procedures and methodologies are evolving and are subject to ongoing review and modification. Market, credit, operational, legal and other risks are inherent in the Company's weather risk management business and cannot be wholly eliminated or reduced despite the Company's risk management policies, procedures and methodologies, which are subject to limitations and assumptions.

INVESTMENT MARKET RISK

      The Company's investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by, among other things, changes in interest rates, credit quality, equity prices and foreign currency exchange rates. External investment professionals manage the Company's portfolio under the direction of the Company's management in accordance with detailed investment guidelines provided by the Company. These guidelines encompass investments in derivatives. Derivatives can only be utilized for purposes of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments are incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines.

      VaR is one of the tools used by management to measure potential losses in fair values using historical rates, market movements and credit spreads to estimate the volatility and correlation of these factors to calculate the maximum loss that could occur over a defined period of time given a certain probability. The VaR of the investment portfolio, including all investment related derivatives, at June 30, 2002 was approximately $222.4 million.

      The Company also uses derivative investments to add value to the investment portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

      At June 30, 2002, bond and stock index futures outstanding were $226.0 million with underlying investments having a market value of $2.2 billion. Gains of $7.3 million were realized on these contracts for the three months ended June 30, 2002. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of all investment related derivatives at June 30, 2002 was approximately $6.0 million.

      The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. For the six months ended June 30, 2002, the Company recorded an unrealized loss of $14.2 million for the change in fair value of these warrants, relating primarily to the Company's investment in Mutual Risk Management.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, the Company's Annual Report to Shareholders, any proxy statement, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forwarded-looking statements. These Statements are based on current plans, estimates and projections. Statements which include the words "expect",
"intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

      All forward-looking statements address matters that involve inherent risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such forward-looking statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or sustainable as the Company is currently projecting; (ii) the size of the Company's claims may change due to the preliminary nature of reports and estimates of loss and damage, or due to adverse development over time, including in relation to the attacks in the United States on September 11, 2001; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors;
(viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments and the Company's access to such markets; (x) the potential impact of government-sponsored solutions to make available insurance coverage for acts of terrorism; (xi) developments in the bankruptcy proceedings of Adelphia Communications, Enron Corp. and WorldCom Inc. (or other companies that are subject to bankruptcy or other similar proceedings) or other developments related to such companies, in so far as they affect property and casualty insurance and reinsurance coverages; (xii) availability and terms of borrowings and letters of credit under the Company's credit facilities; (xiii) changes in regulation or tax laws applicable to the Company and its subsidiaries, brokers or customers; (xiv) acceptance of the Company's products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures, including, without limitation, the Winterthur International acquisition; (xix) changes in rating agency policies or practices that could adversely affect the Company's financial, statutory and other statements and reports and the Company's ability to engage in particular lines of business; (xx) changes in accounting policies or practices that could adversely affect the Company's financial statutory and other statements and reports; (xxi) legislative, tax or regulatory developments that could adversely affect the Company or the ability of customers or brokers to do business with the Company; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxiv) developments relating to Argentina, including the impact of any potential International Monetary Fund assistance or structural reforms within Argentina; and (xxv) the other factors set forth in the Company's most recent report on Form 10-K and the Company's other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      At the Annual General Meeting of Class A Shareholders held on May 10, 2002 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the shareholders approved the following:

1.    The election of six Class I Directors to hold office until 2005:

                                          Votes in Favor      Votes Withheld
                                          --------------      --------------
      R. Bornhuetter                        119,763,533            615,322
      M.P. Esposito, Jr.                    119,773,879            604,976
      R.R. Glauber                          119,277,648          1,101,207
      P. Jeanbart                           119,768,894            609,961
      C. Rance                              119,748,102            630,753
      E.E. Thrower                          119,767,251            611,604

2. The appointment of Pricewaterhouse Coopers LLP, New York, New York, to act as the independent auditors of the Company for the fiscal year ending December 31, 2002:

               VOTES IN FAVOR      VOTES WITHHELD      ABSTENTIONS
               --------------      --------------      -----------
                 117,984,399          2,006,289          388,167

3. The approval of the amendment and restatement of the Company's 1991 Performance Incentive Program and:

      VOTES IN FAVOR      VOTES WITHHELD      ABSTENTIONS      BROKER NON-VOTES
      --------------      --------------      -----------      ----------------
        57,510,480          55,477,129          583,566            6,807,680

4.    The approval of the Company's Employee Share Purchase Plan:

      VOTES IN FAVOR      VOTES WITHHELD      ABSTENTIONS      BROKER NON-VOTES
      --------------      --------------      -----------      ----------------
        112,835,580          310,007            425,588            6,807,680

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

10.63 364-Day Credit Agreement, dated June 27, 2002, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

99.9 XL Capital Assurance Inc. unaudited condensed financial statements for the three month and six month periods ended June 30, 2002 and 2001.

99.10 XL Financial Assurance Ltd. unaudited condensed financial statements for the three month and six month periods ended June 30, 2002 and 2001.

(B)   REPORTS ON FORM 8-K

      None

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                    XL CAPITAL LTD
                            ----------------------------------------------------
                                                                    (REGISTRANT)



Dated: AUGUST 5, 2002                                        /s/ BRIAN M. O'HARA
---------------------       ----------------------------------------------------
                                                                 BRIAN M. O'HARA
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                                           /s/ JERRY DE ST. PAER
                            ----------------------------------------------------
                                                               JERRY DE ST. PAER
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  CERTIFICATION
                          ACCOMPANYING FORM 10-Q REPORT

                                OF XL CAPITAL LTD

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 (CHAPTER 63, TITLE 18 U.S.C.SS.1350(A) AND (B))


      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of XL Capital Ltd ("Company") fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 5, 2002                     /s/ Brian M. O'Hara
                                           -------------------------------------
                                           Brian M. O'Hara
                                           President and Chief Executive Officer
                                           XL Capital Ltd


Dated:  August 5, 2002                     /s/ Jerry de St. Paer
                                           -------------------------------------
                                           Jerry de St. Paer
                                           Executive Vice President and Chief
                                           Financial Officer
                                           XL Capital Ltd