Form 10-Q
period 2002-09-30
XL CAPITAL LTD
filed 2002-11-08
CIK 875159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 1-10804

XL CAPITAL LTD

(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS (State or other Jurisdiction of incorporation or organization)	98-0191089 (I.R.S. Employer Identification No.)

XL House, One Bermudiana Road, Hamilton, Bermuda HM11
(address of principal executive offices and zip code)

(441) 292-8515
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

             As of November 4, 2002, there were 135,841,086 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2002 and December 31, 2001 (Unaudited)	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2002 and 2001 (Unaudited) and the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2002 and 2001 (Unaudited) and the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40

Item 4.	Controls and Procedures	42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 4.	Submission of Matters to a Vote of Shareholders	44

Item 6.	Exhibits and Reports on Form 8-K	44

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2002, $13,427,404; 2001, $10,945,568)	$13,694,704	$10,831,927
Equity securities, at fair value (cost: 2002, $738,807; 2001, $575,090)	587,129	547,805
Short-term investments, at fair value (amortized cost: 2002, $925,686; 2001, $1,050,015)	926,794	1,050,113

Total investments available for sale	15,208,627	12,429,845
Investments in affiliates	1,684,713	1,037,344
Other investments	189,098	273,528

Total investments	17,082,438	13,740,717
Cash and cash equivalents	2,737,445	1,863,861
Accrued investment income	219,643	180,305
Deferred acquisition costs	650,719	394,258
Prepaid reinsurance premiums	1,098,380	846,081
Premiums receivable	3,647,749	2,182,348
Reinsurance balances receivable	1,083,434	1,246,106
Unpaid losses and loss expenses recoverable	5,185,458	5,033,952
Goodwill and other intangible assets	1,646,333	1,616,943
Deferred tax asset, net	287,448	419,222
Other assets	451,780	439,282

Total assets	$34,090,827	$27,963,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$12,690,974	$11,825,680
Deposit liabilities and policy benefit reserves	3,946,471	2,374,164
Unearned premiums	4,269,803	2,682,089
Notes payable and debt	1,870,210	1,604,877
Reinsurance balances payable	2,402,945	1,672,122
Net payable for investments purchased	1,778,303	1,247,027
Other liabilities	1,127,728	1,071,402
Minority interest	55,717	48,530

Total liabilities	$28,142,151	$22,525,891

Commitments and Contingencies

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2002, 9,200,000; 2001: nil	$92	$—
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2002, 135,824,297; 2001, 134,734,491	1,358	1,347
Contributed surplus	3,665,693	3,378,549
Accumulated other comprehensive income (loss)	35,937	(213,013)
Deferred compensation	(34,770)	(27,177)
Retained earnings	2,280,366	2,297,478

Total shareholders’ equity	$5,948,676	$5,437,184

Total liabilities and shareholders’ equity	$34,090,827	$27,963,075

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Net premiums earned — general operations	$1,375,935	$705,277	$3,477,048	$1,888,415
Net premiums earned — life operations	786,383	46,247	836,073	46,247
Net investment income	187,315	152,231	533,185	446,495
Net realized losses on investments	(23,086)	(56,081)	(239,108)	(29,644)
Net realized and unrealized losses on derivative instruments	(8,898)	(8,554)	(28,811)	(5,892)
Equity in net (loss) income of investment affiliates	(1,976)	20,776	38,140	64,346
Fee income and other	24,104	7,990	56,424	26,552

Total revenues	$2,339,777	$867,886	$4,672,951	$2,436,519

Expenses:
Net losses and loss expenses incurred — general operations	$844,182	$1,356,572	$2,335,733	$2,073,727
Claims and policy benefit reserves — life operations	803,741	46,473	870,320	46,473
Acquisition costs	272,510	166,191	632,502	435,265
Operating expenses	168,419	142,880	494,470	297,836
Exchange (gains) losses	(15,382)	7,197	(46,952)	13,635
Interest expense	51,815	28,339	133,576	75,764
Amortization of intangible assets	875	15,045	1,500	44,216

Total expenses	$2,126,160	$1,762,697	$4,421,149	$2,986,916

Income (loss) before minority interest, income tax and equity in net income of insurance and operating affiliates	$213,617	$(894,811)	$251,802	$(550,397)
Minority interest in net income of subsidiary	2,494	(390)	6,528	127
Income tax	24,286	(67,898)	61,140	(57,204)
Equity in net loss (income) of insurance and operating affiliates	401	13,509	(47)	(823)

Net income (loss)	$186,436	$(840,032)	$184,181	$(492,497)
Preference share dividends	(2,369)	—	(2,369)	—

Net income (loss) available to ordinary shareholders	$184,067	$(840,032)	$181,812	$(492,497)

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	135,790	125,431	135,551	125,358

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	137,349	125,431	137,291	125,358

Earnings per ordinary share and ordinary share equivalent — basic	$1.36	$(6.70)	$1.34	$(3.93)

Earnings per ordinary share and ordinary share equivalent — diluted	$1.34	$(6.70)	$1.32	$(3.93)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) available to ordinary shareholders	$184,067	$(840,032)	$181,812	$(492,497)
Change in net unrealized appreciation (depreciation) of investments	221,758	60,166	186,292	(49,540)
Foreign currency translation adjustments, net	7,230	36,674	62,658	3,192

Comprehensive income (loss)	$413,055	$(743,192)	$430,762	$(538,845)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,

	2002	2001
Series A Preference Ordinary Shares:
Balance—beginning of year	$—	$—
Issue of shares	92	—

Balance—end of period	$92	$—

Class A Ordinary Shares:
Balance—beginning of year	$1,347	$1,250
Issue of shares	1	1
Exercise of stock options	10	9
Repurchase of shares	—	(15)

Balance—end of period	$1,358	$1,245

Contributed Surplus:
Balance—beginning of year	$3,378,549	$2,497,416
Issue of shares	240,743	18,040
Exercise of stock options	46,401	35,560
Repurchase of shares	—	(30,918)

Balance—end of period	$3,665,693	$2,520,098

Accumulated Other Comprehensive Income (Loss):
Balance-beginning of year	$(213,013)	$(104,712)
Net change in unrealized losses on investment portfolio	186,605	(49,969)
Net change in unrealized gains on investment portfolio of affiliate	(313)	429
Currency translation adjustments	62,658	3,192

Balance—end of period	$35,937	$(151,060)

Deferred Compensation:
Balance—beginning of year	$(27,177)	$(17,727)
Issue of restricted shares	(18,243)	(16,652)
Amortization	10,650	7,465

Balance—end of period	$(34,770)	$(26,914)

Retained Earnings:
Balance—beginning of year	$2,297,478	$3,197,441
Net income (loss)	184,181	(492,497)
Dividends on Series A preference ordinary shares	(2,369)	—
Dividends on Class A ordinary shares	(197,350)	(175,313)
Repurchase of shares	(1,574)	(86,200)

Balance—end of period	$2,280,366	$2,443,431

Total Shareholders’ Equity	$5,948,676	$4,786,800

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2002	2001

Cash flows provided by (used in) operating activities:
Net (loss) income	$184,181	$(492,497)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	239,108	29,644
Net realized and unrealized losses on derivative instruments	28,811	5,892
Amortization of discounts on fixed maturities	(14,141)	(29,874)
Equity in net income of investment and insurance and operating affiliates	(38,187)	(65,169)
Amortization of deferred compensation	10,650	7,465
Amortization of intangible assets	1,500	44,216
Accretion of deposit liabilities	55,105	57,671
Unpaid losses and loss expenses	326,909	3,420,300
Unearned premiums	1,518,316	478,425
Premiums receivable	(1,392,912)	147,744
Unpaid losses and loss expenses recoverable	653,039	(2,306,026)
Prepaid reinsurance premiums	(243,925)	(320,639)
Reinsurance balances receivable	225,405	(856,291)
Deferred acquisition costs	(256,461)	(69,753)
Deferred tax asset	135,338	(51,012)
Other	696,209	538,489

Total adjustments	1,944,764	1,031,082

Net cash provided by operating activities	2,128,945	538,585

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	29,042,703	20,671,325
Proceeds from redemption of fixed maturities and short-term investments	2,417,057	796,703
Proceeds from sale of equity securities	556,325	753,636
Purchases of fixed maturities and short-term investments	(33,122,165)	(21,476,665)
Purchases of equity securities	(423,763)	(620,846)
Investments in affiliates, net of dividends received	(677,128)	(119,115)
Acquisition of subsidiaries, net of cash acquired	(43,143)	(126,301)
Other investments	18,568	(76,581)
Fixed assets and other	(3,557)	(17,572)

Net cash used in investing activities	(2,235,103)	(215,416)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	46,399	35,569
Proceeds from issue of preference shares	222,175	—
Repurchase of shares	(1,575)	(117,133)
Dividends paid	(197,350)	(175,313)
Proceeds from notes payable and debt	596,814	1,135,876
Repayment of notes payable and debt	(350,000)	(50,000)
Deposit liabilities	663,306	47,365

Net cash provided by financing activities	979,769	876,364
Effects of exchange rate changes on foreign currency cash	(27)	(490)

Increase in cash and cash equivalents	873,584	1,199,043
Cash and cash equivalents — beginning of year	$1,863,861	$930,469

Cash and cash equivalents — end of period	$2,737,445	$2,129,512

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

1.   Basis of Preparation and Consolidation

            These unaudited consolidated financial statements include the accounts of XL Capital Ltd and all of its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. To facilitate period-to-period comparisons, certain reclassifications have been made to prior year consolidated financial statement amounts to conform to current year presentation. There was no effect on net income from this change in presentation.

2.   Accounting Pronouncements

            Effective January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets.” FAS 142 addresses financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. Adoption of FAS 142 has resulted in the Company ceasing to amortize goodwill and certain intangible assets.

            The Company assessed the carrying value of goodwill as of June 30, 2002 in accordance with FAS 142 and at that time, determined that goodwill assets were unimpaired. The Company continues to review the carrying value of goodwill related to all of its investments. As further information becomes available, the Company will adjust the carrying value of goodwill as appropriate.

            The following is the pro forma effect on net income and earnings per ordinary share for the three month and nine month periods ended September 30, 2001 had FAS 142 been effective January 1, 2001 as compared to the actual net income and earnings per share for the three month and nine month periods ended September 30, 2002:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Net income (loss):
Net income (loss) available to ordinary shareholders	$184,067	$(840,032)	$181,812	$(492,497)
Goodwill amortization	—	14,759	—	43,358

Adjusted net income (loss)	$184,067	$(825,273)	$181,812	$(449,139)

Basic earnings per ordinary share:
Basic earnings (loss) per ordinary share	$1.36	$(6.70)	$1.34	$(3.93)
Goodwill amortization	—	0.12	—	0.35

Adjusted basic earnings (loss) per ordinary share	$1.36	$(6.58)	$1.34	$(3.58)

Diluted earnings per ordinary share:
Diluted earnings (loss) per ordinary share	$1.34	$(6.70)	$1.32	$(3.93)
Goodwill amortization	—	0.12	—	0.35

Adjusted diluted earnings (loss) per ordinary share	$1.34	$(6.58)	$1.32	$(3.58)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

2.   Accounting Pronouncements (continued)

            The following is the pro forma effect on net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 had FAS 142 been effective January 1, 1999 as compared to the reported net income and earnings per ordinary share for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31

	2001	2000	1999

Net income (loss):
Net (loss) income available to ordinary shareholders	$(576,135)	$506,352	$470,509
Goodwill amortization	57,426	57,579	49,141

Adjusted net (loss) income available to ordinary shareholders	$(518,709)	$563,931	$519,650

Basic earnings per ordinary share:
Basic (loss) earnings per ordinary share	$(4.55)	$4.07	$3.69
Goodwill amortization	0.46	0.46	0.38

Adjusted basic (loss) earnings per ordinary share	$(4.09)	$4.53	$4.07

Diluted earnings per ordinary share:
Diluted (loss) earnings per ordinary share	$(4.55)	$4.03	$3.62
Goodwill amortization	0.46	0.46	0.37

Adjusted diluted (loss) earnings per ordinary share	$(4.09)	$4.49	$3.99

            Goodwill comprises approximately 98% of the total goodwill and other intangible assets at September 30, 2002. The remaining balance represents intangible assets that are being amortized over their estimated useful lives of periods between six and twenty years.

3.   Segment Information

            The Company is organized into three operating segments — insurance, reinsurance and financial products and services — in addition to a corporate segment that includes the investment and financing activities of the Company. General operations and life operations are disclosed separately within each segment. General operations include property and casualty lines of business and financial products and services. Effective January 1, 2002, the Company provides 100% of the capacity of its Lloyd’s syndicates. These operations are included in the insurance segment and are no longer shown separately.

            The Company evaluates the performance of each segment based on underwriting results for general operations and net income from life operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for general operations. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations.

            Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results and operational cash flows.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

            The following is an analysis of results by segment together with a reconciliation to net income:

Quarter Ended September 30, 2002:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$840,281	$506,569	$1,346,850	$29,085	$1,375,935
Fee income and other	5,728	3,464	9,192	14,912	24,104
Net losses and loss expenses	515,446	316,645	832,091	12,091	844,182
Acquisition costs	154,732	113,909	268,641	17	268,658
Operating expenses (1)	95,278	29,944	125,222	16,569	141,791
Exchange (gains) losses	(6,768)	(8,614)	(15,382)	—	(15,382)

Underwriting profit	$87,321	$58,149	$145,470	$15,320	$160,790

Life Operations:
Life premiums earned	$—	$786,383	$786,383	$—	$786,383
Claims and policy benefit reserves	—	803,741	803,741	—	803,741
Acquisition costs and operating expenses	—	5,189	5,189	—	5,189
Net investment income	—	26,263	26,263	—	26,263

Net income from life operations	$—	$3,716	$3,716	$—	$3,716

Net investment income-general operations					$161,052
Net realized and unrealized losses on investments and derivative instruments					(31,984)
Equity in net loss of affiliates					(2,377)
Interest expense					51,815
Amortization of intangible assets					875
Corporate operating expenses (1)					25,291
Minority interest					2,494
Income tax					24,286

Net Income					$186,436

General Operations:
Loss and loss expense ratio (2)	61.3%	62.5%	61.8%
Underwriting expense ratio (2)	29.8%	28.4%	29.2%

Combined ratio (2)	91.1%	90.9%	91.0%

______________

(1)	Operating expenses exclude corporate operating expenses, which are shown separately.

(2)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Quarter Ended September 30, 2001:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations (1):
Net premiums earned	$495,273	$196,751	$692,024	$13,253	$705,277
Fee income and other	7,116	(5,175)	1,941	6,049	7,990
Net losses and loss expenses	709,056	643,052	1,352,108	4,464	1,356,572
Acquisition costs	92,668	72,545	165,213	978	166,191
Operating expenses (2)	76,277	21,078	97,355	10,813	108,168
Exchange (gains) losses	5,860	1,337	7,197	—	7,197

Underwriting (loss) profit	$(381,472)	$(546,436)	$(927,908)	$3,047	$(924,861)

Life Operations:
Life premiums earned	$—	$46,247	$46,247	$—	$46,247
Claims and policy benefit reserves	—	46,473	46,473	—	46,473
Acquisition costs and operating expenses	—	—	—	—	—
Net investment income	—	—	—	—	—

Net loss from life operations	$—	$(226)	$(226)	$—	$(226)

Net investment income-general operations					$152,231
Net realized and unrealized losses on investments and derivative instruments					(64,635)
Equity in net income of affiliates					7,267
Interest expense					28,339
Amortization of intangible assets					15,045
Corporate operating expenses (2)					34,712
Minority interest					(390)
Income tax					(67,898)

Net Loss					$(840,032)

General Operations:
Loss and loss expense ratio (3)	143.2%	326.8%	195.4%
Underwriting expense ratio (3)	34.1%	47.6%	37.9%

Combined ratio (3)	177.3%	374.4%	233.3%

______________

(1)	General operations were significantly affected by the September 11 event. See Note 4 for further discussion.

(2)	Operating expenses exclude corporate operating expenses, which are shown separately. Corporate operating expenses include $14.0 million of costs incurred related to the integration of the acquired Winterthur International operations.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Nine Months Ended September 30, 2002:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,982,713	$1,423,036	$3,405,749	$71,299	$3,477,048
Fee income and other	23,159	12,871	36,030	20,394	56,424
Net losses and loss expenses (1)	1,302,223	1,008,838	2,311,061	24,672	2,335,733
Acquisition costs	314,341	306,418	620,759	6,020	626,779
Operating expenses (2)	295,492	79,651	375,143	43,871	419,014
Exchange (gains) losses	(31,061)	(15,891)	(46,952)	—	(46,952)

Underwriting profit (loss)	$124,877	$56,891	$181,768	$17,130	$198,898

Life Operations:
Life premiums earned	$—	$836,073	$836,073	$—	$836,073
Claims and policy benefit reserves	—	870,320	870,320	—	870,320
Acquisition costs and operating expenses	—	9,334	9,334	—	9,334
Net investment income	—	58,606	58,606	—	58,606

Net income from life operations	$—	$15,025	$15,025	$—	$15,025

Net investment income-general operations					$474,579
Net realized and unrealized losses on investments and derivative instruments					(267,919)
Equity in net income of affiliates					38,187
Interest expense					133,576
Amortization of intangible assets					1,500
Corporate operating expenses (2)					71,845
Minority interest					6,528
Income tax					61,140

Net Income					$184,181

General Operations:
Loss and loss expense ratio (3)	65.6%	70.9%	67.9%
Underwriting expense ratio (3)	30.8%	27.1%	29.2%

Combined ratio (3)	96.4%	98.0%	97.1%

______________

(1)	Net losses and loss expenses include an increase to loss reserves in the second quarter of 2002 of $73.0 million and $127.0 million in the insurance and reinsurance segments, respectively, related to the September 11, 2001 event.

(2)	Operating expenses exclude corporate operating expenses, which are shown separately.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Nine Months Ended September 30, 2001:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations (1):
Net premiums earned	$1,104,669	$756,018	$1,860,687	$27,728	$1,888,415
Fee income and other	10,154	(5,024)	5,130	21,422	26,552
Net losses and loss expenses	1,070,785	994,849	2,065,634	8,093	2,073,727
Acquisition costs	214,538	218,271	432,809	2,456	435,265
Operating expenses (2)	142,629	60,853	203,482	29,033	232,515
Exchange (gains) losses	7,261	6,374	13,635	—	13,635

Underwriting (loss) profit	$(320,390)	$(529,353)	$(849,743)	$9,568	$(840,175)

Life Operations:
Life premiums earned	$—	$46,247	$46,247	$—	$46,247
Claims and policy benefit reserves	—	46,473	46,473	—	46,473
Acquisition costs and operating expenses	—	—	—	—	—
Net investment income	—	—	—	—	—

Net loss from life operations	$—	$(226)	$(226)	$—	$(226)

Net investment income-general operations					$446,495
Net realized and unrealized losses on investments and derivative instruments					(35,536)
Equity in net income of affiliates					65,169
Interest expense					75,764
Amortization of intangible assets					44,216
Corporate operating expenses (2)					65,321
Minority interest					127
Income tax					(57,204)

Net Loss					$(492,497)

General Operations:
Loss and loss expense ratio (3)	96.9%	131.6%	111.0%
Underwriting expense ratio (3)	32.3%	36.9%	34.2%

Combined ratio (3)	129.2%	168.5%	145.2%

______________

(1)	General operations were significantly affected by the September 11 event. See Note 4 for further discussion.

(2)	Operating expenses exclude corporate operating expenses, which are shown separately. Corporate operating expenses included $14.0 million of costs incurred in the third quarter related to the integration of the acquired Winterthur International operations.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

            The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Quarter Ended September 30, 2002:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$552,132	$360,497	$332,823
Casualty reinsurance	257,744	251,722	197,518
Property catastrophe (1)	87,966	(8,961)	66,002
Other property	336,405	215,873	256,402
Marine, energy, aviation and satellite	152,605	90,775	120,904
Lloyd’s syndicates (2)	207,509	204,308	223,866
Accident and health	21,189	11,912	21,822
Financial products and services	50,622	33,947	29,085
Other insurance (3)	92,373	89,128	45,085
Other reinsurance (3)	103,855	87,171	82,428

Total general operations	1,862,400	1,336,372	1,375,935
Life Operations	793,074	787,503	786,383

Total	$2,655,474	$2,123,875	$2,162,318

Quarter Ended September 30, 2001:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$303,941	$161,648	$225,346
Casualty reinsurance	121,069	82,088	89,954
Property catastrophe (1)	83,348	(66,896)	(6,561)
Other property	308,406	95,238	145,853
Marine, energy, aviation and satellite	143,748	89,242	101,364
Lloyd’s syndicates (2)	101,982	70,274	94,155
Financial products and services	24,581	24,239	13,253
Other insurance (3)	42,194	19,362	18,584
Other reinsurance (3)	17,801	15,530	23,329

Total general operations	1,147,070	490,725	705,277
Life Operations	46,247	46,247	46,247

Total	$1,193,317	$536,972	$751,524

Footnotes appear on the following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Nine Months Ended September 30, 2002:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$1,468,459	$1,000,279	$774,581
Casualty reinsurance	914,183	828,620	556,345
Property catastrophe (1)	350,452	215,459	179,901
Other property	1,234,667	813,795	710,801
Marine, energy, aviation and satellite	628,521	437,507	343,947
Lloyd’s syndicates (2)	677,510	584,387	428,228
Accident and health	111,047	76,816	86,521
Financial products and services	206,957	185,257	71,299
Other insurance (3)	341,335	285,052	195,091
Other reinsurance (3)	267,920	212,430	130,334

Total general operations	6,201,051	4,639,602	3,477,048
Life Operations	851,570	836,000	836,073

Total	$7,052,621	$5,475,602	$4,313,121

Nine Months Ended September 30, 2001:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$743,167	$443,618	$423,856
Casualty reinsurance	411,391	286,404	253,734
Property catastrophe (1)	236,398	75,672	71,296
Other property	661,487	350,206	364,971
Marine, energy, aviation and satellite	398,413	241,609	212,792
Lloyd’s syndicates (2)	481,220	349,856	304,701
Financial products and services	65,784	65,166	27,728
Other insurance (3)	211,704	147,116	103,886
Other reinsurance (3)	94,198	92,484	125,451

Total general operations	3,303,762	2,052,131	1,888,415
Life Operations	46,247	46,247	46,247

Total	$3,350,009	$2,098,378	$1,934,662

______________

(1)	Property catastrophe net premiums written reflected the renewal of a significant portion of the Company’s retrocession program during the quarter ended September 30, 2002. In addition, premiums written and earned in 2001 were affected by the September 11 event. See Note 4 for further information.

(2)	The Company’s Lloyd’s syndicates write a variety of coverages, primarily marine, energy, aviation, political risk and specie.

(3)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

4.   Loss Events of September 11, 2001

            Terrorist attacks at the World Trade Center and in Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, “the September 11 event”) are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has incurred losses from to these events, with claims arising mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages. The Company has incurred losses of $960.0 million (including $10.0 million of losses incurred during the fourth quarter of 2001), net of reinsurance recoveries, based on reports and estimates of loss and damage. While this is management’s best estimate at this time, it could change as more information becomes available.

            The following is an analysis of the impact on the Company’s results of operations from the September 11 event for the nine months ended September 30, 2002 and 2001:

Nine Months Ended September 30, 2002:

	Insurance	Reinsurance	Financial Products and Services	Total

Gross premium written	$—	$—	$—	$—

Reinsurance ceded	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—

Net losses and loss expenses	73,000	127,000	—	200,000

Underwriting loss	$(73,000)	$(127,000)	$—	$(200,000)

Equity in net loss of affiliates				—
Income tax				—

Net loss				$(200,000)

Nine Months Ended September 30, 2001:

	Insurance	Reinsurance	Financial Products and Services	Total

Gross premium written	$—	$85,000	$—	$85,000

Reinsurance ceded	$25,300	$198,000	$—	$223,300

Net premiums earned	$(25,300)	$(85,000)	$—	$(110,300)

Net losses and loss expenses	313,000	437,000	—	750,000

Underwriting loss	$(338,300)	$(522,000)	$—	$(860,300)

Equity in net loss of affiliates				(27,000)
Income tax				(72,300)

Net loss				$(815,000)

            Net premiums earned related to net reinstatement and adjustment premiums, which typically are received and paid when a catastrophic event occurs. The premium is paid to reinstate coverage for the remaining life of the contract. Net losses and loss expenses comprise gross claims of $2.1 billion with estimated reinsurance recoveries of $1.2 billion, both excluding Winterthur International, discussed below.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

4.   Loss Events of September 11, 2001 (continued)

            Winterthur International incurred losses of approximately $268.0 million, net of facultative reinsurance from third party reinsurers, related to the September 11 event which the Company expects to recover under the net loss reserve seasoning provision in the Sale and Purchase Agreement with the seller. These losses related to business written by Winterthur International prior to June 30, 2001.

5.   Business Combinations

            (a)   Le Mans Ré

            Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a portfolio of life reinsurance business. The remaining 33% ownership is held by Les Mutuelles du Mans Assurances Group (“MMA”). However, MMA does not have any economic interest in the future earnings of Le Mans Ré as a result of this ownership beginning January 1, 2002 due to certain contractual arrangements between the Company and MMA. Accordingly, the Company has consolidated Le Mans Ré as a wholly owned subsidiary and no minority interest has been recorded. The Company has the option to buy the remaining shares from MMA for approximately $119.0 million in cash on December 13, 2003. The its intention to exercise prior to June 13, 2003. The Company currently intends to exercise its option prior to this date. In addition, MMA has the option to sell the remaining shares to the Company on December 13, 2003, or earlier if specific events occur, for approximately $119.0 million in cash. These events include, but are not limited to, a reduction of the Standard & Poor’s rating of Le Mans Ré and a change of control in either the Company or Le Mans Ré. As at September 30, 2002, the Company accrued a liability for the purchase of the remaining shares at approximately $119.0 million, included in other liabilities.

            The cost of the acquisition of the increase in ownership, including the liability discussed above, was approximately $171.1 million. Goodwill arising from the acquisition was approximately $50.0 million. The Company expects to complete the valuation and allocation of goodwill and intangible assets by the end of 2002. Cash paid, net of cash acquired, was $45.5 million during the nine months ended September 30, 2002.

            Pro forma financial information is not presented for the acquisition of Le Mans Ré as the results of Le Mans Ré’s operations are not significant to the consolidated results of operations of the Company.

            (b)   Lyndon Life Insurance Company

            In the first quarter of 2002, the Company acquired Lyndon Life Insurance Company, a shell company licensed to conduct life insurance business in forty-nine U.S. states, for the purpose of obtaining licenses for the Company’s life operations. The cost of the acquisition was $13.5 million, paid in April 2002, and intangible assets arising from the acquisition were $3.5 million. No goodwill was recorded on this acquisition. Lyndon Life Insurance Company has been renamed XL Life Insurance and Annuity Company.

            (c)   Winterthur International

            Effective July 1, 2001, the Company acquired Winterthur International primarily to extend its predominantly North American based large corporate insurance business globally. Results of operations for Winterthur International have been included effective July 1, 2001. The following unaudited pro forma financial information for the nine months ended September 30, 2001 includes the unaudited financial information for Winterthur International for the nine months ended September 30, 2001 as if the acquisition of the Winterthur International operations occurred on January 1, 2001. The Company has received contractual protection from the seller with effect from July 1, 2001. Winterthur International’s results of operations for the nine months ended September 30, 2001, included in the pro forma financial information, have not been adjusted for this contractual protection.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

5.   Business Combinations (continued)

            (c)   Winterthur International

            The pro forma financial information for the nine months ended September 30, 2001 is based upon information currently available and certain assumptions that the Company’s management believes are reasonable. The pro forma financial information does not purport to represent what the Company’s results of operations or financial condition would have been had the transaction occurred on such dates or to project the Company’s results of operations or financial condition for any future period or date. As a result of the above, the pro forma financial information should be reviewed with caution and undue reliance should not be placed on such information.

	Nine Months Ended September 30

	2002 Actual	2001 Pro forma

Total revenues	$4,672,951	$2,813,515
Net income (loss) available to ordinary shareholders (1)	$181,812	$(602,133)
Earnings (loss) per ordinary share:
Basic	$1.34	$(4.80)
Diluted	$1.32	$(4.80)

______________

(1)	Net income (loss) available to ordinary shareholders is adjusted for the effect of goodwill amortization had FAS 142 been adopted effective January 1, 2001.

            The preliminary purchase price of the acquisition of Winterthur International is subject to adjustment based on the audited June 30, 2001 financial statements of the acquired Winterthur International operations, which have not yet been delivered to the Company by the seller under the Sale and Purchase Agreement. The Company is in ongoing discussions with the seller regarding the delivery of the audited financial statements.

6.   Notes Payable and Debt and Financing Arrangements

            In January 2002, the Company issued $600.0 million aggregate principal amount Guaranteed Senior Notes due January 2012. The Notes were issued at 99.469% of their face amount and gross proceeds were $596.8 million. The Guaranteed Senior Notes have a coupon of 6.5%. Related expenses of the offering amounted to $7.9 million. Proceeds of the Notes were used to pay down without penalty $350.0 million of outstanding revolving credit in February 2002 that would have expired in June 2002, and for general corporate purposes.

            The decline in the Company’s ordinary share price in the period prior to the first “put” date for the Liquid Yield Option Notes( (“LYONs”) of September 7, 2002 resulted in an increase in the accretion rate on the LYONs for the subsequent twelve month period of 50 basis points, for a total rate of 3.375%. The additional cost was approximately $1.5 million. None of these securities were “put” to the Company on September 7, 2002 and all of them remain fully outstanding.

7.   Series A Preference Ordinary Shares

            In August 2002, the Company issued 9.2 million 8.00% Series A Preference Ordinary Shares at $25 per share. Gross proceeds were $230.0 million and related expenses were $7.2 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after August 14, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Preference Shares before August 14, 2007 at specified redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that req uires the Company to pay additional amounts with respect to the Preference Shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

8.   Derivative Instruments

            The Company sells certain products in derivative form and also enters into derivative instruments for risk management, trading and investment purposes. The Company is exposed to potential loss from various market risks, including changes in prices or market values, credit risk, changes in interest rates, foreign currency exchange rates and commodity values. The commodity risk relates to the Company’s participation in the weather and energy risk management markets. The Company manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value and the changes in fair value are recognized in income in the period in which they occur.

            Certain financial guaranty insurance contracts are written in credit default swap form. As disclosed more fully in the Company Form 10-K for the year ended December 31, 2001, these contracts are presented as insurance contracts with the components of the change in fair value recorded in premiums, losses and net unrealized gains and losses. The nine months ended September 30, 2002 included contracts written at primary layers which earned $21.8 million of the total $42.9 million of net premiums earned for the period. Due to the nature of risks, these contracts have a high level of premiums relative to the exposure and are reserved on a contract-by-contract basis at levels that are generally higher than the senior layers of the financial guaranty business.

            The following table summarizes these instruments and the effect on net income in the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Credit default swaps:
Net premiums earned	$14,337	$4,934	$42,884	$4,934
Losses and loss expenses	9,977	2,680	37,133	2,680
Net unrealized gains (losses) on derivative instruments	(6,148)	(13,011)	(16,307)	(13,011)
Fee income and other	—	—	—	8,661

Total change in fair value	$(1,788)	$(10,757)	$(10,556)	$(2,096)

Weather and energy risk management products:
Fee income and other	$14,022	$11,986	$17,934	$16,772

Investment derivatives:
Net realized gains (losses) on derivative instruments	$(3,063)	$8,553	$4,341	$5,462
Net unrealized gains (losses) on derivative instruments	313	(4,096)	(16,845)	1,657

Total change in fair value	$(2,750)	$4,457	$(12,504)	$7,119

Effect on pre-tax net income	$9,484	$5,686	$(5,126)	$21,795

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

9.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Basic earnings (loss) per ordinary share:
Net income (loss)	$186,436	$(840,032)	$184,181	$(492,497)
Less: preference share dividends	(2,369)	—	(2,369)	—

Net income available to ordinary shareholders	184,067	(840,032)	181,812	(492,497)

Weighted average ordinary shares outstanding	135,790	125,431	135,551	125,358
Basic earnings (loss) per ordinary share	$1.36	$(6.70)	$1.34	$(3.93)

Diluted earnings (loss) per ordinary share:
Net income (loss)	$186,436	$(840,032)	$184,181	$(492,497)
Less: preference share dividends	(2,369)	—	(2,369)	—

Net income available to ordinary shareholders	184,067	(840,032)	181,812	(492,497)

Weighted average ordinary shares outstanding— basic	135,790	125,431	135,551	125,358
Average stock options outstanding (1)	1,559	-	1,740	-

Weighted average ordinary shares outstanding— diluted	137,349	125,431	137,291	125,358

Diluted earnings (loss) per ordinary share	$1.34	$(6.70)	$1.32	$(3.93)

Dividends per ordinary share	$0.47	$0.46	$1.41	$1.38

______________

(1)	Net of shares repurchased under the treasury stock method. Average stock options are excluded where anti-dilutive to earnings per ordinary share.

            Future weighted average number of shares outstanding may be affected by the convertible debt issued during 2001. Due to the contingent nature of the conversion features of the debt, there is no effect on diluted earnings per share for the three months or nine months ended September 30, 2002.

  10.   Commitments and Contingencies

            The puts and interest rate adjustment features embedded in the Zero Coupon Convertible Debentures (“CARZ”) and the Liquid Yield Option Notes™ (“LYONs”) are considered derivatives and are subject to fair value adjustment. There is currently minimal value ascribed to the puts and interest rate adjustment features. Due to the contingent nature of the conversion features of these debt securities, there is no impact on diluted earning (loss) per share at this time.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

            The following is a discussion of the Company’s results of operations and financial condition and liquidity. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

            The Company’s results for the three and nine month period ended September 30, 2001 were significantly impacted by the September 11 event and the effects thereof should be considered when making period-to-period comparisons.

            In addition, results for the three and nine month period ended September 30, 2002 include the results of Le Mans Ré, accounted for as a subsidiary with effect from January 1, 2002 following the Company’s acquisition of majority ownership. Previously, the Company’s share of Le Mans Ré’s net income was included in equity in net income of insurance and operating affiliates.

            This “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

            This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

            See the discussion of the Company’s critical accounting policies in Item 7 of the Company’s Form 10-K for the year ended December 31, 2001.

Results of Operations for the Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001
(U.S. dollars in thousands, except per share amounts)

Results of Operations

            The following table presents an after-tax analysis of the Company’s net income (loss) and earnings (loss) per ordinary share for the three months ended September 30, 2002 and 2001:

	(Unaudited) Three Months Ended September 30

	2002	2001

Net operating income (loss) (1)	$223,350	$(761,840)
Preference share dividends	(2,369)	—
One-time charges (2)	—	(14,000)
Net realized losses on investments	(28,016)	(55,638)
Net realized and unrealized losses on derivative instruments	(8,898)	(8,554)

Net income (loss) available to ordinary shareholders	$184,067	$(840,032)

Earnings (loss) per ordinary share — basic	$1.36	$(6.70)

Earnings (loss) per ordinary share — diluted	$1.34	$(6.70)

______________

(1)	Net operating income (loss) excludes the preference share dividends, net realized losses on investments and net realized and unrealized losses on derivative instruments, net of tax.
(2)	One-time charges related to costs related to the integration of the acquired Winterthur International operations.

            Net operating income in the third quarter of 2002 increased primarily due to significant growth in premiums written and earned in most lines of business and fewer loss events in the third quarter of 2002 than in the same period of 2001. Net operating income in the third quarter of 2001 was significantly reduced by net losses arising from the September 11 event, which decreased net income after-tax in the prior year quarter by approximately $815.0 million. In addition, two satellite losses, the Toulouse petrochemical plant explosion and net deterioration of loss development of prior underwriting years reduced net income after-tax in the third quarter of 2001 by a further $103.7 million.

            Net income increased significantly in the third quarter of 2002 compared to the third quarter of 2001 primarily due to improvement in net operating income, discussed above. In addition, net realized losses on investments in the quarter ended September 30, 2002 were lower than net realized losses for the same period in 2001, mostly due to lower write-downs of certain of the Company’s fixed income, equity and other investments in circumstances where the Company determined that there was an other than temporary decline in the value of those investments. The Company recorded realized losses of $30.5 million and $53.3 million in the quarters ended September 30, 2002 and 2001, respectively, related to other than temporary declines.

            The following is an analysis of the underwriting profit or loss for general operations by segment for the quarter ended September 30, 2001, first including the effects of the September 11 event and then excluding the effect of the September 11 event:

Quarter ended September 30, 2001 including the effects of the September 11 event:

	Insurance	Reinsurance	Financial Products and Services	Total

Net premiums earned	$495,273	$196,751	$13,253	$705,277
Fee income and other	7,116	(5,175)	6,049	7,990
Net losses and loss expenses	709,056	643,052	4,464	1,356,572
Acquisition costs	92,668	72,545	978	166,191
Operating expenses	76,277	21,078	10,813	108,168
Exchange losses	5,860	1,337	—	7,197

Underwriting (loss) profit	$(381,472)	$(546,436)	$3,047	$(924,861)

Loss and loss expense ratio	143.2%	326.8%		195.4%
Underwriting expense ratio	34.1%	47.6%		37.9%

Combined ratio	177.3%	374.4%		233.3%

Quarter ended September 30, 2001 excluding the effects of the September 11 event:

	Insurance	Reinsurance	Financial Products and Services	Total

Net premiums earned	$520,573	$281,751	$13,253	$815,577
Fee income and other	7,116	(5,175)	6,049	7,990
Net losses and loss expenses	396,056	206,052	4,464	606,572
Acquisition costs	92,668	72,545	978	166,191
Operating expenses	76,277	21,078	10,813	108,168
Exchange losses	5,860	1,337	—	7,197

Underwriting (loss) profit	$(43,172)	$(24,436)	$3,047	$(64,561)

Loss and loss expense ratio	76.1%	73.1%		75.0%
Underwriting expense ratio	32.5%	33.2%		32.7%

Combined ratio	108.6%	106.3%		107.7%

            Underwriting results are discussed in further detail in each of the following segments.

Segments

Insurance Operations

            General insurance business written includes risk management and specialty lines. Risk management includes general casualty and property business. Specialty lines include other liability including directors and officers, professional and employment practices liability, environmental liability, program business, marine, aviation, satellite and other product lines including customs bonds, surety and political risk. No life insurance business has been written in this segment.

            The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30

	2002	2001	% Change

Net premiums earned	$840,281	$495,273	69.7%
Fee income and other	5,728	7,116	(19.5)%
Net losses and loss expenses	515,446	709,056	(27.3)%
Acquisition costs	154,732	92,668	67.0%
Operating expenses	95,278	76,277	24.9%
Exchange (gains) losses	(6,768)	5,860	NM

Underwriting profit (loss)	$87,321	$(381,472)	NM

Net unrealized gains (losses) on credit default swaps	$(1,752)	$—	NM

______________

*	NM - Not Meaningful

            Net premiums earned increased in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to growth in new business written, increased net retentions and significant pricing increases on business written in the first nine months of 2002. Pricing increases were experienced across all lines of business, particularly in the professional and aviation lines, as a result of a market turnaround following five years of poor underwriting performance throughout the property and casualty industry. These pricing increases were further compounded by the September 11 event. Further, net premiums earned in 2001 decreased by $25.3 million of reinstatement premiums as a result of losses realized from the September 11 event.

            Fee income and other related primarily to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies. These employee benefit services will be discontinued in 2003.

            Exchange gains in the quarter ended September 30, 2002 related to the decline in value of the U.S. dollar against other currencies, primarily U.K. sterling, where the value of certain monetary net assets denominated in these currencies increased. The exchange loss in the quarter ended September 30, 2001 was due primarily to an increase in the value of the U.S. dollar against U.K. sterling.

            The Company writes structured credit default swaps at primary layers in this segment. During the quarter ended September 30, 2002, a net unrealized loss of $1.8 million was recognized related to the fair value adjustment for credit default swaps. No credit default swaps were recorded prior to September 30, 2001 in this segment.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30

	2002	2001

Loss and loss expense ratio	61.3%	143.2%
Underwriting expense ratio	29.8%	34.1%

Combined ratio	91.1%	177.3%

            The loss and loss expense ratio was significantly lower in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to fewer loss events, price increases and improving terms and conditions on new business written and earned in 2002. The quarter ended September 30, 2001 included approximately $313.0 million of losses incurred related to the September 11 event, $15.0 million of losses related to two satellite losses and $19.0 million related to the Toulouse petrochemical plant explosion and Sri Lanka airport loss.

            The Company has exposures to political risk insurance coverages in Argentina. It is uncertain at this time whether the ongoing political and economic crisis in Argentina may result in losses under these coverages, and if so, to what extent. The Company believes both the possibility and magnitude of such losses are more likely to increase the longer the crisis remains unresolved, potentially increasing this segment’s loss ratio in future quarters.

            The underwriting expense ratio was lower in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 due in part to the negative effect of $25.3 million of reinstatement premiums related to the September 11 event on net premiums earned in 2001. Excluding the September 11 event, the underwriting ratio for the quarter ended September 30, 2001 would have been 32.5%. The decrease in the underwriting ratio for the third quarter of 2002 compared to the underwriting ratio excluding the September 11 event reflected the high growth in net premiums earned, which was greater than the increase in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned.

            The preliminary purchase price of the acquisition of Winterthur International is subject to adjustment based on the audited June 30, 2001 financial statements of the acquired Winterthur International operations, which have not yet been delivered to the Company by the seller in accordance with the Sale and Purchase Agreement. Until determination of the final purchase price, any required adjustments arising from the difference between the unaudited balance sheet and the final audited balance sheet as at June 30, 2001 will be recorded in the period in which they are determined. These adjustments should not have a significant effect on net income due to the contractual protection the Company has in place with the seller.

Reinsurance Operations

Reinsurance — General Operations

            General reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty risks, principally general liability; professional liability; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; political risk and various other reinsurance to insurers and reinsurers on a worldwide basis. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

            The following table summarizes the underwriting results for the general operations of this segment:

	(Unaudited) Three Months Ended September 30

	2002	2001	% Change

Net premiums earned	$506,569	$196,751	157.5%
Fee income and other	3,464	(5,175)	NM
Net losses and loss expenses	316,645	643,052	(50.8)%
Acquisition costs	113,909	72,545	57.0%
Operating expenses	29,944	21,078	42.1%
Exchange (gains) losses	(8,614)	1,337	NM

Underwriting profit (loss)	$58,149	$(546,436)	NM

            Net premiums earned in the third quarter of 2002 increased compared to the third quarter of 2001 primarily due to strong growth and pricing increases in business written in the first nine months of 2002, and the negative impact of approximately $85.0 million of net reinstatement premiums related to the September 11 event in 2001. Pricing increases in 2002 were experienced across most lines of business, notably casualty reinsurance, marine, aviation and property lines. Pricing increases primarily reflected a market turnaround following five years of poor underwriting performance throughout the property and casualty industry. These price increases were further compounded by the September 11 event. In addition, the inclusion of Le Mans Ré consolidated as a subsidiary effective January 1, 2002 contributed $54.9 million of additional net premiums earned in the third quarter of 2002.

            Fee income and other in the third quarter of 2002 primarily arose from the recognition of unearned income related to a contract that was commuted in the quarter. Fee income and other in the quarter ended September 30, 2001 related primarily to costs for an outward reinsurance contract.

            The net exchange gain in the quarter ended September 30, 2002 is primarily due to a decline in the value of the U.S. dollar against other currencies, primarily euros, in those operations that transact in multiple currencies.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30

	2002	2001

Loss and loss expense ratio	62.5%	326.8%
Underwriting expense ratio	28.4%	47.6%

Combined ratio	90.9%	374.4%

            The decrease in the loss and loss expense ratio in the quarter ended September 30, 2002 compared to the same quarter of 2001 primarily reflected improving terms and conditions on business being written and earned in 2002 and fewer loss events in the quarter ended September 30, 2002. Net losses and loss expenses in the third quarter of 2002 included approximately $30.0 million related to the European floods. Net losses and loss expenses in the third quarter of 2001 included $437.0 million related to the September 11 event, approximately $10.0 million related to the Sri Lanka airport loss event and $58.0 million in reserve strengthening on prior years identified through the Company’s actuarial review process.

            The Company has exposures to political risk reinsurance coverages in Argentina. It is uncertain at this time whether the ongoing political and economic crisis in Argentina may result in losses under these coverages, and if so, to what extent. The Company believes both the possibility and magnitude of such losses are more likely to increase the longer the crisis remains unresolved, potentially increasing this segment’s loss ratio in future quarters.

            The decrease in the underwriting expense ratio in the third quarter of 2002 as compared to the third quarter of 2001 is primarily due to the negative effect of reinstatement premiums related to the September 11 event on net premiums earned. Excluding the effects of the September 11 event, the underwriting expense ratio for the quarter ended September 30, 2001 was 33.2% as compared to 28.4% in the quarter ended September 30, 2002. This decrease is primarily due to lower ceding commission in the third quarter of 2002 compared to the third quarter of 2001. In addition, the 2002 underwriting expense ratio reflected the high growth in net premiums earned, which was greater than the increase in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned.

Reinsurance — Life Operations

            Life business written by the reinsurance operations includes immediate annuity contracts and other traditional and non-traditional reinsurance. Due to the nature of these contracts, premium volume may vary significantly from period to period.

            Net investment income is included in net income from life operations as it relates to income earned on portfolios of segregated life investment assets received related to underlying policy benefit reserves assumed. The accretion of the policy benefit reserves is included in claims and policy benefit reserves.

            The following summarizes net income (loss) from life operations:

	(Unaudited) Three Months Ended September 30

	2002	2001

Net premiums earned	$786,383	$46,247
Claims and policy benefit reserves	803,741	46,473
Acquisition costs	3,852	—
Operating expenses	1,337	—
Net investment income	26,263	—

Net income (loss) from life operations	$3,716	$(226)

            In the third quarter of 2002, the Company wrote a large contract consisting of a U.K portfolio of annuities. This contract increased net premiums earned and claims and policy benefit reserves by $762.7 million and $766.8 million, respectively. While the Company expects to write more of these contracts, the frequency of these transactions will likely be irregular.

Financial Products and Services Operations

            Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions and weather and energy risk management products. While these transactions are usually tailored for the specific needs of the insured or user, they often involve the issuance of multi-year contracts, particularly in the case of financial guaranty insurance and reinsurance. The Company has also started an institutionally-oriented life business and acquired a shell company licensed in forty-nine U.S. states for the purpose of obtaining life licenses. Initial products offered include municipal guaranteed investment contracts, funding agreements and business-owned life insurance. Due to the nature and variety of the business written in this segment, gross premium vo lume, fee income and other. As a result, underwriting results may vary significantly from period to period.

            Financial guaranties are conditional commitments that guarantee the performance of certain financial obligations by an obligor to a third party. The Company’s potential liability in the event of non-performance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. The Company also guarantees payment obligations of counterparties under credit default swaps. The maturity of the insured obligations ranges from one to thirty-five years.

            The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30

	2002	2001	% Change

Net premiums earned	$29,085	$13,253	119.5%
Fee income and other	14,912	6,049	146.5%
Net losses and loss expenses	12,091	4,464	170.9%
Acquisition costs	17	978	(98.3)%
Operating expenses	16,569	10,813	53.2%

Underwriting profit	$15,320	$3,047	NM

Net unrealized gains (losses) on credit default swaps	$(4,396)	$(13,011)	(66.2)%

            Net premiums earned increased in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to a greater volume of financial guaranty premiums written at primary layers in credit default swap form. In addition, the increase in net premiums earned in 2002 reflected the earning of in-force business written in previous years.

            Fee income and other includes the change in fair value related to and fees earned from weather and energy risk management products provided in swap form, net of hedges purchased. All such swaps and any unhedged positions in the Company’s trading book are carried at fair value. The increase in fee income and other for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 reflected gains realized and fair value adjustments derived from Company models on these weather and energy risk management products.

            Net losses and loss expenses increased in the quarter ended September 30, 2002 relative to the growth in net premiums earned. The Company’s financial guaranty operations write business with an initial expected loss ratio of approximately 25%. In addition, net losses and loss expenses include a realized loss of approximately $4.5 million related to a credit default swap.

            The credit market, in general, has recently experienced deterioration in quality. The Company continues to monitor its credit exposures and establish reserves as required.

            The decrease in acquisition costs for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily related to a higher ceding commission received related to risk reinsured. The increase in operating expenses is primarily the result of costs associated with an increased number of employees in all of the various operations of the segment. In addition, these operations include the institutional life business, which generally consists of balance sheet transactions that produce investment income and interest expense not reflected in the segment’s results.

            The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% covering “A” to “AAA” tranches. The Company recorded net unrealized losses of $4.4 million and $13.0 million in the quarters ended September 30, 2002 and 2001, respectively, related to the fair value adjustment for credit default swaps. Fair value is affected by factors including, among others, credit spreads and credit quality.

Investment Activities — General Operations

            The following table illustrates the change in net investment income and net realized and unrealized losses on investments and investment derivative instruments for the quarters ended September 30, 2002 and 2001:

	(Unaudited) Three Months Ended September 30

	2002	2001	% Change

Net investment income – general operations	$161,052	$152,231	5.8%
Net realized (losses) on investments	(23,086)	(56,081)	(58.8)%
Net realized and unrealized gains (losses) on investment derivative instruments	(2,750)	4,457	NM

            Net investment income increased moderately in the third quarter of 2002 as compared to the third quarter of 2001 due primarily to a higher investment base in 2002. The growth in the investment base included the receipt of funds related to new debt and equity issued by the Company, the addition of assets from Le Mans Ré, net cash provided by operations and deposit liabilities. This was partially offset by a decrease in interest rate levels for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

            Interest earned on deposit liability assets is included in investment income and the accretion of deposit liabilities is included in interest expense. In the third quarter of 2001, an accretion charge of $9.4 million was included in net investment income and has been reclassified for this change.

            Net realized losses on investments in the third quarter of 2002 and 2001 included losses of approximately $30.5 million and $53.3 million, respectively, related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. The Company has investment guidelines in place to minimize concentrations in any one industry sector or any one company.

            Net realized and unrealized losses on investment derivative instruments resulted primarily from the mark to market of foreign exchange and forward contracts used for risk management purposes. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk”, for a more detailed analysis.

Other Revenues and Expenses

            The following table sets forth other revenues and expenses for the three months ended September 30, 2002 and 2001:

	(Unaudited) Three Months Ended September 30

	2002	2001	% Change

Equity in net (loss) income of investment affiliates	$(1,976)	$20,776	(109.5)%
Equity in net (loss) of insurance and operating affiliates	(401)	(13,509)	(102.9)%
Amortization of intangible assets	875	15,045	(94.2)%
Corporate operating expenses	25,291	34,712	(27.1)%
Interest expense	51,815	18,926	173.8%
Minority interest	2,494	(390)	NM
Income tax	24,286	(67,898)	NM

            Equity in net (loss) income of investment affiliates decreased in the third quarter of 2002 compared to the third quarter of 2001 due to lower levels of investment performance experienced by these affiliates during the very difficult investment markets prevalent during the third quarter of 2002.

            The change in the equity in net (loss) income of insurance and operating affiliates for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily resulted from the acquisition of a majority shareholding in Le Mans Ré, and its consolidation as a subsidiary of the Company effective January 1, 2002. The quarter ended September 30, 2001 included the Company’s share of the $27.8 million loss in Le Mans Ré related to the September 11 event.

            Amortization of intangible assets decreased in the third quarter of 2002 compared to the third quarter of 2001 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective January 1, 2001, the amortization expense would have been approximately $0.3 million in the quarter ended September 30, 2001. See Item 1. Note 2 to the Consolidated Financial Statements.

            Corporate operating expenses in the third quarter ended September 30, 2002 decreased compared to the three months ended September 30, 2001 primarily due to integration costs of $14.0 million associated with the acquired Winterthur International operations in 2001. Excluding these expenses, corporate operating expenses increased in the third quarter of 2002 compared to the same quarter of 2001 primarily due to the continued integration of the Company’s global operations. The Company is developing a network of shared service organizations to support the Company’s operations in certain locations on a centralized basis to improve efficiency over the longer term. This build-up of infrastructure, along with the continued integration of the acquired Winterthur International operations, is expected to increase corporate operating expenses in 2003.

            The increase in interest expense primarily reflected an increase in the level of indebtedness from September 30, 2001 to September 30, 2002. In addition, interest expense included a higher accretion charge on the deposit liabilities due to growth in this business. Accretion on the deposit liabilities for the three months ended September 30, 2002 and 2001 were $26.7 million and $9.4 million, respectively. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

            The increase in the Company’s income taxes arose principally from the effect of losses arising from the September 11 event during 2001. In addition, the quarter ended September 30, 2002 reflected taxes on improved profitability, mainly in the Company’s U.S. operations.

Results of Operations for the Nine Months Ended September 30, 2002
Compared to the Nine Months Ended September 30, 2001
(U.S. dollars in thousands, except per share amounts)

Results of Operations

            The following table presents an after-tax analysis of the Company’s net income and earnings per share for the nine months ended September 30, 2002 and 2001:

	(Unaudited) Nine Months Ended September 30

	2002	2001

Net operating income (loss) (1)	$458,752	$(445,044)
Preference share dividends	(2,369)	—
One-time charges (2)	—	(14,000)
Net realized losses on investments	(245,760)	(29,644)
Net realized and unrealized losses on derivative instruments	(28,811)	(5,892)

Net income (loss) available to ordinary shareholders	$181,812	$(492,497)

Earnings (loss) per ordinary share — basic	$1.34	$(3.93)

Earnings (loss) per ordinary share — diluted	$1.32	$(3.93)

______________

(1)	Net operating income (loss) excludes the preference share dividends, net realized gains and losses on investments and net realized and unrealized losses on derivative instruments, net of tax.

(2)	One-time charges related to costs associated with the integration of the acquired Winterthur International operations.

            Net operating income increased in the first nine months of 2002 primarily due to the effects of the September 11 event in 2001. Net income increased significantly in the first nine months of 2002 compared to the first nine months of 2001 primarily due to improvement in net operating income. This improvement was partially offset by an increase in net realized losses on investments in the first nine months of 2002 compared to the first nine months of 2001. Net realized losses in the first nine months of 2002 included a loss of $92.5 million related to certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and an additional loss of $110.5 million of certain other fixed income and equity investments in circumstances where the Company determined that there was an other than temporary decline in the value of those investments.

            In the second quarter of 2002, the Company increased loss reserves by $200.0 million related to the September 11 event. Due principally to the complexity of the claims and inherent lag in reporting from insureds and cedants, management believed it was necessary to increase the estimate for ultimate losses related to this event following the receipt of updated information. This increase in net loss reserves included $73.0 million in the insurance segment and $127.0 million in the reinsurance segment.

            The following table exhibits the effects of the September 11 event on general operations in the first nine months of 2001, first including the effects of the September 11 event and then excluding the effects of the September 11 event:

Nine months ended September 30, 2001 including the effects of the September 11 event

	Insurance	Reinsurance	Financial Products and Services	Total

Net premiums earned	$1,104,669	$756,018	$27,728	$1,888,415
Fee income and other	10,154	(5,024)	21,422	26,552
Net losses and loss expenses	1,070,785	994,849	8,093	2,073,727
Acquisition costs	214,538	218,271	2,456	435,265
Operating expenses	142,629	60,853	29,033	232,515
Exchange losses	7,261	6,374	—	13,635

Underwriting (loss) profit	$(320,390)	$(529,353)	$9,568	$(840,175)

Loss and loss expense ratio	96.9%	131.6%		111.0%
Underwriting expense ratio	32.3%	36.9%		34.2%

Combined ratio	129.2%	168.5%		145.2%

Nine months ended September 30, 2001 excluding the effects of the September 11 event

	Insurance	Reinsurance	Financial Products and Services	Total

Net premiums earned	$1,129,969	$841,018	$27,728	$1,998,715
Fee income and other	10,154	(5,024)	21,422	26,552
Net losses and loss expenses	757,785	557,849	8,093	1,323,727
Acquisition costs	214,538	218,271	2,456	435,265
Operating expenses	142,629	60,853	29,033	232,515
Exchange losses	7,261	6,374	—	13,635

Underwriting profit (loss)	$17,910	$(7,353)	$9,568	$20,125

Loss and loss expense ratio	67.1%	66.3%		66.7%
Underwriting expense ratio	31.6%	33.2%		32.3%

Combined ratio	98.7%	99.5%		99.0%

            Underwriting results are discussed in further detail in each of the following segments.

Segments

Insurance Operations

            The following table summarizes the underwriting results for this segment:

	(Unaudited)Nine Months EndedSeptember 30

	2002	2001	% Change

Net premiums earned	$1,982,713	$1,104,669	79.5%
Fee income and other	23,159	10,154	128.1%
Net losses and loss expenses	1,302,223	1,070,785	21.6%
Acquisition costs	314,341	214,538	46.5%
Operating expenses	295,492	142,629	107.2%
Exchange (gains) losses	(31,061)	7,261	NM

Underwriting profit	$124,877	$(320,390)	NM

Net unrealized gains (losses) on credit default swaps	$(12,464)	$—	NM

______________

*	NM - Not Meaningful

            The insurance segment included the results of Winterthur International, acquired effective July 1, 2001. As a result, each of the above line items experienced growth. Consequently, period to period comparisons may not be meaningful.

            Net premiums earned included $561.0 million from Winterthur International in the nine months ended September 30, 2002 compared to net premiums earned of $181.0 million in the nine months ended September 30, 2001. Excluding Winterthur International, net premiums earned increased in the first nine months of 2002 compared to the first nine months of 2001 by approximately $803.0 million, primarily due to growth in new business written and significant pricing increases across all lines of business, particularly in aviation and professional lines. Pricing increases were due to a market turnaround following five years of poor underwriting performance throughout the property and casualty industry. These price increases were further compounded by the September 11 event. Further, net premiums earned in 2001 were reduced by $25.3 million of reinstatement premiums as a result of losses incurred from the September 11 event ..

            The Company has begun to exit program business at XL London Market and specialty workers’ compensation business in the U.S. These actions did not have a material impact on 2002 nine month premiums. The cumulative annual effect on premiums written and earned in 2003 is estimated at $200.0 million.

            Fee income and other related primarily to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies. These services will be discontinued in 2003.

            Exchange gains of $31.1 million in the nine months ended September 30, 2002 were primarily due to a decline in the value of the U.S. dollar against U.K. sterling and Swiss franc in those operations that have net monetary assets denominated in these foreign currencies.

            The Company writes structured credit default swaps at primary layers in this segment. During the nine months ended September 30, 2002, an unrealized loss of $12.5 million was recorded in this segment related to the fair value adjustment for these credit default swaps. No credit default swaps were recorded prior to September 30, 2001 in this segment.

            The following table presents the ratios for the insurance segment:

	(Unaudited) Nine Months Ended September 30

	2002	2001

Loss and loss expense ratio	65.6%	96.9%
Underwriting expense ratio	30.8%	32.3%

Combined ratio	96.4%	129.2%

            The loss ratio decreased in the nine months ended September 30, 2002 compared to the same period of 2001 due to fewer large losses incurred in 2002. Losses incurred in the first nine months of 2002 primarily included further development related to the September 11 event. By comparison, losses incurred in 2001 related to the September 11 event, two satellite losses, the Toulouse petrochemical plant explosion and the Petrobras oil rig loss. In addition, the loss ratio for the nine months ended September 30, 2002 reflected improving terms and conditions on new business written and earned in 2002.

            The Company’s exposure to the ongoing political and economic crisis in Argentina is discussed above in the results of operations for the three months ended September 30, 2002.

            The underwriting expense ratio in the nine months ended September 30, 2002 and 2001 included a decrease of $19.3 million and $9.4 million, respectively, related to purchase accounting treatment on the deferred acquisition costs of Winterthur International. No such purchase adjustments are required in future quarters. Had an historical level of deferred acquisition cost for Winterthur International been amortized, the expense ratio for this segment for the first nine months of 2002 and 2001 would have been 31.7% and 33.2%, respectively. Excluding the effect of Winterthur International, the underwriting expense ratio was lower in the first nine months of 2002 compared to the first nine months of 2001 primarily due to the negative effects of reinstatement premiums on net premiums earned in 2001 related to the September 11 event.

            The preliminary purchase price of the acquisition of Winterthur International is subject to adjustment based on the audited June 30, 2001 financial statements of the acquired Winterthur International operations. Until determination of the final purchase price, any required adjustments arising from the difference between the unaudited balance sheet and the final audited balance sheet as at June 30, 2001 will be recorded in the period in which they are determined. These adjustments should not have a significant effect on net income due to the contractual protection the Company has in place with the seller.

Reinsurance Operations

Reinsurance — General Operations

            The following table summarizes the underwriting results for general operations of this segment:

	(Unaudited) Nine Months Ended September 30

	2002	2001	% Change

Net premiums earned	$1,423,036	$756,018	88.2%
Fee income and other	12,871	(5,024)	NM
Net losses and loss expenses	1,008,838	994,849	1.4%
Acquisition costs	306,418	218,271	40.4%
Operating expenses	79,651	60,853	30.9%
Exchange (gains) losses	(15,891)	6,374	NM

Underwriting profit (loss)	$56,891	$(529,353)	NM

            The reinsurance segment included the results of Le Mans Ré, consolidated as a subsidiary effective January 1, 2002. As a result, each of the above line items experienced growth. Consequently, period to period comparisons may not be meaningful.

            Net premiums earned in the first nine months of 2002 increased compared to the first nine months of 2001 primarily due to strong growth and pricing increases in business written in 2002 across most lines of business, notably casualty reinsurance and property lines. The inclusion of Le Mans Ré also contributed $189.0 million of additional net premiums earned for the first nine months of 2002. The increase in net premiums earned also reflected significant pricing increases across all lines of business. Pricing increases were due to a market turnaround following five years of poor underwriting performance throughout the property and casualty industry. These pricing increases were further compounded by the September 11 event. In addition, net premiums earned in 2001 were negatively impacted by approximately $85.0 million of net reinstatement premiums related to the September 11 event.

            Fee income and other primarily arose from the recognition of unearned income related to two contracts that were commuted in the second and third quarters of 2002. Fee income and other in the quarter ended September 30, 2001 related primarily to non-underwriting costs for an outward reinsurance contract.

            Exchange gains during the first nine months of 2002 of $15.9 million were mainly attributable to a decline in the value of the U.S. dollar against U.K. sterling and the euro in those operations that transact in multiple currencies.

            The following table presents the ratios for the reinsurance segment:

	(Unaudited) Nine Months Ended September 30

	2002	2001

Loss and loss expense ratio	70.9%	131.6%
Underwriting expense ratio	27.1%	36.9%

Combined ratio	98.0%	168.5%

            The loss and loss expense ratio decreased in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to significant loss activity in 2001. Net losses and loss expenses in 2001 included losses related to the September 11 event of $437.0 million, the Sri Lanka airport loss event of $10.0 million, Tropical Storm Allison of $20.0 million and the Petrobras oil rig loss of $15.0 million. Net losses and loss expenses in 2002 included additional net loss reserves related to the September 11 event of $127.0 million and $30.0 million related to the European floods. In addition, the loss and loss expense ratio in the first nine months of 2002 reflected improved terms and conditions on business written and earned in 2002.

            The Company’s exposure to the ongoing political and economic crisis in Argentina is discussed above in the results of operations for the three months ended September 30, 2002.

            The underwriting expense ratio for the first nine months of 2001 was negatively affected by reinstatement premiums on net premiums earned related to the September 11 event. Excluding reinstatement premiums, the underwriting expense ratio would have been 31.5%. The ratio was lower in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due primarily to a change in the mix of business in net premiums earned where certain lines of business had a lower rate of commission. In addition, the growth in net premiums earned was greater than the increase in operating expenses, which generally do not change in direct proportion to changes in net premiums earned. Price increases that cause an increase in net premiums earned would result in a lower expense ratio.

Reinsurance — Life Operations

            Life business written by the reinsurance operations includes immediate annuity contracts and other traditional and non-traditional reinsurance. Due to the nature of the annuity contracts, premium volume may vary significantly from period to period.

            Net investment income is included in net income from life operations as it relates to income earned on portfolios of separately identified life investment assets received related to underlying policy benefit reserves assumed. The accretion of the policy benefit reserves is included in claims and policy benefit reserves.

            The following summarizes net income from life operations:

	(Unaudited) Nine Months Ended September 30

	2002	2001

Net premiums earned	$836,073	$46,247
Claims and policy benefit reserves	870,320	46,473
Acquisition costs	5,723	-
Operating expenses	3,611	-
Net investment income	58,606	-

Net income (loss) from life operations	$15,025	$(226)

   In the third quarter of 2002, the Company wrote a large contract consisting of a U.K. portfolio of annuities. This contract increased net premiums earned and claims and policy benefit reserves by $766.0 million and $770.0 million, respectively. While the Company expects to write more of these contracts, the frequency of these transactions will likely be irregular.

Financial Products and Services Operations

            The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30

	2002	2001	% Change

Net premiums earned	$71,299	$27,728	157.1%
Fee income and other	20,394	21,422	(4.8)%
Net losses and loss expenses	24,672	8,093	204.9%
Acquisition costs	6,020	2,456	145.1%
Operating expenses	43,871	29,033	51.1%

Underwriting profit	$17,130	$9,568	179.1%

Net unrealized gains (losses) on credit default swaps	$(3,843)	$(13,011)	(70.5)%

            Net premiums earned increased in the first nine months of 2002 as compared to the first nine months of 2001 primarily due to significantly greater premiums written on new business in the financial guaranty business and the earning of in-force business written in previous years. A significant portion of net premiums earned related to financial guaranty business written at primary layers in credit default swap form. Net premiums earned in the first nine months of 2002 also included approximately $2.1 million of weather related risk management transactions written in insurance form.

            Fee income and other includes the change in fair value related to and fees earned from weather and energy risk management products provided in swap form, net of hedges purchased. All such swaps and any unhedged positions in the Company’s trading book are carried at fair value.

            Net losses and loss expenses increased in the nine months ended September 30, 2002 primarily due to a loss of $9.5 million related to credit default swaps. This loss was partially offset by the change in fair value of weather related risk management transactions written. Excluding these events, net losses and loss expenses increased relative to the growth in net premiums earned. The Company’s financial guaranty operations write business with an initial expected loss ratio of approximately 25%. The increase in operating expenses reflected the continued expansion of operations in this segment, including life business. These expenses, relative to the segment’s revenues, have improved compared to the nine month period in the prior year as the growing portfolio of aggregate insurance in force is earned.

            The credit market, in general, has recently experienced deterioration in quality. The Company continues to monitor its credit exposures and establish reserves as required.

            The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% covering “A” to “AAA” tranches. The Company recorded net unrealized losses of $3.8 million and $13.0 million in the nine months ended September 30, 2002 and 2001, respectively, related to the fair value adjustment for credit default swaps. Fair value is affected by factors including, among others, credit spreads and credit quality.

Investment Activities — General Operations

            The following table illustrates the change in net investment income and net realized and unrealized gains and losses on investments for the nine months ended September 30, 2002 and 2001:

	(Unaudited) Nine Months Ended September 30

	2002	2001	% Change

Net investment income – general operations	$474,579	$446,495	6.3%
Net realized (losses) on investments	(239,108)	(29,644)	NM
Net realized and unrealized gains (losses) on investment derivative instruments	(12,504)	7,119	NM

            Net investment income increased in the first nine months of 2002 as compared to the first nine months of 2001 due primarily to a higher investment base in 2002. The growth in the investment base included the receipt of funds related to new debt and equity issued by the Company, the addition of assets from Winterthur International and Le Mans Ré, net cash provided by operations and deposit liabilities. The effect of the higher investment base was partially offset by decreases in interest rate levels for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

            Interest earned on deposit liability assets is included in investment income and the accretion of deposit liabilities is included in interest expense. In the nine months ended September 30, 2001, an accretion charge of $33.5 million was included in net investment income and has been reclassified for this change. There was no effect on net income from this change in presentation.

            Net realized losses on investments in the nine months ended September 30, 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $105.0 million of certain fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. The Company has investment guidelines in place to minimize concentrations in any one industry sector or any one company. The Company also monitors credit exposure but such controls cannot mitigate losses due to accounting irregularities or other improprieties of other organizations.

            Net realized and unrealized losses on investment derivative instruments resulted primarily from the fair value of warrants held by the Company in conjunction with certain of its other investments, based on quoted market values. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk”, for a more detailed analysis.

Other Revenue and Expenses

            The following table sets forth other revenues and expenses for the nine months ended September 30, 2002 and 2001:

	(Unaudited) Nine Months Ended September 30

	2002	2001	% Change

Equity in net income of investment affiliates	$38,140	$64,346	(40.7)%
Equity in net income of insurance and operating affiliates	47	823	(94.3)%
Amortization of intangible assets	1,500	44,216	(96.6)%
Corporate operating expenses	71,845	65,321	10.0%
Interest expense	133,576	42,238	216.2%
Minority interest	6,528	127	NM
Income tax	61,140	(57,204)	NM

            Equity in net income of investment affiliates decreased in the first nine months of 2002 over the first nine months of 2001 due primarily to lower overall returns in the second and third quarter of 2002 on certain of the Company’s investment funds, compared to strong performance in the previous period.

            Effective January 1, 2002, the Company acquired the majority shareholding in Le Mans Ré and it has subsequently been consolidated as a subsidiary of the Company. The Company’s share of Le Mans Ré’s net loss for the nine months ended September 30, 2001 was $7.4 million, primarily reflecting losses related to the September 11 event. These losses were offset by income in the Company’s other insurance and operating affiliates. Equity in net income of insurance and operating affiliates for the first nine months of 2002 reflected a decrease in the earnings of the remaining insurance and operating affiliates as compared to the first nine months of 2001.

            The Company assessed the carrying value of goodwill as of June 30, 2002 in accordance with FAS 142 and at that time, determined that goodwill assets were unimpaired. The Company continues to review the carrying value of goodwill related to all of its investments, including Annuity & Life Re (Holdings), Ltd. As further information becomes available, the Company will adjust the carrying value of goodwill as appropriate.

            Amortization of intangible assets decreased in the first nine months of 2002 compared to the first nine months of 200,1 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective January 1, 2001, the amortization expense would have been approximately $0.9 million in the nine months ended September 30, 2001. See also Item 1. Note 2 to the Consolidated Financial Statements.

            Corporate operating expenses in the nine months ended September 30, 2002 have increased compared to the nine months ended September 30, 2001 primarily due to the continued integration of the Company’s global operations. The Company is developing a network of shared service organizations to support the Company’s operations in certain locations on a centralized basis to improve efficiency over the longer term. This build-up of infrastructure, along with the continued integration of the acquired Winterthur International operations, is expected to increase corporate operating expenses in 2003.

            The increase in interest expense primarily reflected an increase in the level of indebtedness from September 30, 2001 to September 30, 2002. In addition, interest expense included a higher accretion charge on the deposit liabilities due to growth in these reserves. Accretion on the deposit liabilities for the nine months ended September 30, 2002 and 2001 were $55.1 million and $33.5 million, respectively. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

            The increase in minority interest in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2002 primarily reflected increased profitability in the Company’s investment in XL Financial Assurance Ltd, of which 15% is owned by a third party.

            The change in the Company’s income taxes arose principally from the effect of losses arising from the September 11 event during 2001. In addition, the nine months ended September 30, 2002 reflected improved profitability, mainly in the Company’s U.S. operations.

Financial Condition and Liquidity

            As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd’s. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

            XL Capital Ltd and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to XL Capital Ltd subsidiaries or affiliates, except for express financial support provided by XL Insurance (Bermuda) Ltd in connection with the Company’s financial guaranty subsidiaries and where other express guarantee or other financial support arrangements are in place.

            The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business would be adversely affected in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. Due to the currently projected growth in business written in 2003, the Company anticipates that it may have additional capital needs. As measured by Standard & Poor’s, the Company currently has a group rating of “AA,” and its financial guaranty subsidiaries are rated “AAA.” As measured by Moody’s, the Company currently has an “Aa2” insurance financial strength rating.

            The Company’s liquidity depends on operating, investing and financing cash flows, discussed below. In connection therewith and depending upon market conditions, the Company, from time to time, raises additional financing or capital from sources that may then be available to it, which may include borrowings, reinsurance transactions and/or the issuance of preferred or other equity securities.

            The Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, at September 30, 2002 represented approximately 90% of invested assets and were managed by several outside investment management firms. Approximately 93.8% of fixed maturity and short-term investments are investment grade, with 69.5% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA.”

            At September 30, 2002, total investments available for sale and cash, net of unsettled investment trades, were $16.2 billion compared to $13.0 billion at December 31, 2001. This increase in investment assets related to additional debt and equity issued by the Company in 2002, discussed below, the inclusion of Le Mans Ré as a subsidiary, the receipt of general and life premiums and deposit liabilities. The net payable for investments purchased increased from $1.2 billion at December 31, 2001 to $1.8 billion at September 30, 2002. The increase resulted from timing differences as investments are accounted for on a trade date basis.

            At September 30, 2002, the Company has premiums receivable of $3.6 billion as compared to $2.2 billion at December 31, 2001. This increase is in line with the significant growth in net premiums written for general operations for the nine months ended September 30, 2002.

            For the nine months ended September 30, 2002, currency translation adjustment gains were $62.7 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized gains on foreign currency exchange rate movement at Winterthur International and Le Mans Ré, where most operations have a functional currency that is not the U.S. dollar.

            The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company’s reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

            Inflation can, among other things, potentially result in larger claims. The Company’s underwriting philosophy is to adjust premiums in response to inflation.

            Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. Operational cash flows during the first nine months of 2002 increased from the same period of 2001 primarily due to the receipt of general and life premiums, in line with the significant growth in net premiums written.. In the nine months ended September 30, 2002 and 2001, the net amount of losses paid by the Company for general operations was $2.2 billion and $1.1 million, respectively. The increase in net paid losses in 2002 is due to growth in operations and the inclusion of Winterthur International and Le Mans Ré and $197.2 million of losses paid related to the September 11 event.

            In the nine months ended September 30, 2002, the Company made the following investments:

            (1) Effective January 2002, the Company completed the acquisition of a 67% majority shareholding in Le Mans Ré, increasing its shareholding from 49% at December 31, 2001. Cash paid, net of cash acquired, was $45.5 million.

            (2) The Company invested a further $699.0 million in affiliates, the majority of which related to investments in alternative investment managers and related investment funds. This included an investment in SPhinX Ltd., a fund designed to track a newly-launched S&P Hedge Fund Index. In addition, this included an investment in Primus Guaranty, Ltd., which specializes in providing credit risk protection through credit default swaps. The mark to market effect on their derivative instruments may potentially introduce some volatility to the equity earnings in affiliates in future period.

            As at September 30, 2002, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $4.7 billion, of which $1.9 billion in debt was outstanding. In addition, $2.0 billion of letters of credit were outstanding, 6% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

            The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at September 30, 2002:

				Payments Due By Period

Notes Payable And Debt	Commitment	In Use	Year Of Expiry	Less Than 1 Year		1 To 3 Years	4 To 5 Years	After 6 Years

364-day revolver	$500,000	$—	2002		$—	$—	$—	$—
7.15% Senior Notes	100,000	99,976	2005		—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011		—	—	—	255,000
6.50% Guaranteed Senior Notes (1)..	597,043	597,043	2012		—	—	—	600,000
Zero Coupon Convertible Debentures (1)	621,703	621,703	2021		—	—	—	1,010,833
Liquid Yield Option Notes( (1)	296,488	296,488	2021		—	—	—	508,842

Total	$2,370,234	$1,870,210		$		$100,000	$—	$2,374,675

______________

(1)	“Commitment” and “In Use” data represent September 30, 2002 accreted values. “Payments due by period” represents ultimate redemption values. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption date. The next “put” date is September 7, 2003 for the Liquid Yield Option Notes(, as described below, and May 23, 2004 for the Zero Coupon Convertible Debentures. The Company may also choose to “call” the debt from May and September 2004 onwards for the Zero Coupon Convertible Debentures and Liquid Yield Option Notes(, respectively.

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

In August 2002, the Company issued 9.2 million 8.00% Series A Preference Ordinary Shares at $25 per share. Gross proceeds were $230.0 million and related expenses were $7.2 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25 per share, plus accrued dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after August 14, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Preference Shares before August 14, 2007 at specified redemption prices, plus accrued dividends. These circumstance include an amalgamation, consolidation or other similar transaction involving the Company in which the Preferred Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Preference Shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

            The decline in the Company’s ordinary share price in the period prior to the first “put” date for the Liquid Yield Option Notes( (“LYONs”) of September 7, 2002 resulted in an increase in the accretion rate on the Notes for the subsequent twelve month period of 50 basis points, for a total rate of 3.375%. The additional cost was approximately $1.5 million. None of these securities were “put” to the Company on September 7, 2002 and all of these Notes remain fully outstanding.

            The Company borrowed $250.0 million under the 364-day revolver for approximately two months during the quarter ended September 30, 2002, at an interest rate of 2.19%. The funds were used for general corporate purposes.

            The total pre-tax interest expense on the borrowings described above was $133.6 million and $75.8 million for the nine months ended September 30, 2002 and 2001, respectively.

				Amount Of Commitment Expiration Per Period

Other Commercial Commitments	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 6 Years

Letter of Credit Facilities	$417,000	$417,000	2002	$417,000	$—	$—	$—
Letter of Credit Facilities	$1,897,000	$1,568,000	2003	$1,897,000	$—	$—	$—

Total	$2,314,000	$1,985,000		$2,314,000	$—	$—	$—

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. All of these commercial facilities are scheduled for renewal during the remainder of 2002 and 2003. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            On July 24, 2002, the Company replaced letter of credit facilities provided by the previous owner of the Winterthur International operations with letters of credit issued from its 364-day facility. In addition, Le Mans Ré has a secured letter of credit facility, included in the table above, under which letters of credit amounting to $31.0 million were issued.

            During September 2002, the Company cancelled a secured $150.0 million secured letter of credit facility that had been unutilized.

            For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2001.

            The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the nine months ended September 30, 2002, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

Current Outlook

            The Company believes that premium rate increases and favorable terms and conditions will remain for at least the next two years for most lines of property and casualty business that the Company writes. This is based on a number of factors including: continued large loss activity in the insurance industry; reduced capacity for major insurers and reinsurers due to the decline in world equity markets and lower interest rates; legacy losses such as asbestos that continue to affect the industry; and rating agency downgrades of competitors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to potential loss from various market risks, including changes in credit ratings, interest rates, foreign currency exchange rates, equity prices and commodity values (as it relates to the Company’s participation in the weather risk and energy management market). The Company manages its market risks based on guidelines established by senior management. The Company sells certain products in derivative form and enters into derivatives and other financial instruments for trading. These derivative instruments are carried at fair market value with the resulting gains and losses recognized in income in the period in which they occur.

            This risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements.”

Commodity Risk

            The Company offers weather and energy risk management products in insurance or derivative form to end-users, while hedging the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather and energy derivatives trading portfolio, with the majority of contracts outstanding for less than twelve months. The fair values of these transactions are determined using quantitative analysis in a manner that is consistent with the models used to estimate the Company’s VaR exposure to weather and energy risk.

            The Company’s aggregate average, low and high seasonal VaR amounts for all seasons during the period ended September 30, 2002 were $81.7 million, $25.8 million and $201.3 million, respectively, calculated at a 99% confidence level. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal holding portfolios. The Company has established a seasonal VaR limit of $60.0 million for weather products. Since VaR statistics are estimates based on historical position and market data, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

            VaR is calculated using a one-day holding period for the energy portfolio, and has established a daily VaR limit of $3.5 million. The Company’s average, low and high daily VaR amounts for the energy portfolio are $0.4 million, nil and $1.5 million, respectively, calculated at a 99% confidence level.

            The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the nine months ended September 30, 2002:

Nine Months Ended September 30, 2002

Fair value of contracts outstanding, beginning of the year	$(1,104)
Contracts realized or otherwise settled	(5,433)
Fair value of new contracts	27,520
Changes in fair value	2,192

Fair value of contracts outstanding, end of period	$23,175

            The following table summarizes the maturity of contracts outstanding as at September 30, 2002:

Source Of Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years	Total Fair Value

Prices actively quoted	$(8,556)	$—	$—	$—	$(8,556)
Prices based on models and other valuation methods	12,498	11,867	7,366	—	31,731

Total fair value of contracts outstanding	$3,942	$11,867	$7,366	$—	$23,175

            In managing its weather and energy risk management business, the Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures its market, credit, operational and legal risks. The Company’s senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Due to the changing nature of the global marketplace, the Company’s risk management policies, procedures and methodologies are evolving and are subject to ongoing review and adjustment. Market, credit, operational, legal and other risks are inherent in the Company’s weather risk management business and cannot be wholly eliminated or reduced despite the Company’s risk management policies, procedures and me thodologies, which are subject to limitations and assumptions.

Investment Market Risk

            The Company’s investment portfolio consists of fixed income and equity securities, denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by, among other things, changes in interest rates, credit quality, equity prices and foreign currency exchange rates. External investment professionals manage the Company’s portfolio under the direction of the Company’s management in accordance with detailed investment guidelines provided by the Company. These guidelines encompass investments in derivatives. Derivatives can only be utilized for purposes of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments are incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines.

            VaR is one of the tools used by management to estimate potential losses in fair values using historical rates, market movements and credit spreads to estimate the volatility and correlation of these factors to calculate the potential loss that could occur over a defined period of time given a certain probability. The VaR of the investment portfolio, including all investment related derivatives, at September 30, 2002 was approximately $291.7 million. In certain circumstances where insufficient data or time series is available to calculate accurate VaRs, the Company uses data from similar instruments as proxies for portfolio VaR calculation purposes. Since VaR statistics are estimates based on historical position and market data, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

            The Company also uses derivative investments to add value to the investment portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

            At September 30, 2002, bond and stock index futures outstanding were $271.6 million with underlying investments having a market value of $736.9 million. Gains of $8.0 million were realized on these contracts for the nine months ended September 30, 2002. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards. The VaR of all investment related derivatives at September 30, 2002 was approximately $6.5 million.

            The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices.

            ITEM 4. CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

            There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to Shareholders, any proxy statement, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or significant, or as long in duration, as the Company is currently projec ting; (ii) the size of the Company's claims may change due to the preliminary nature of reports and estimates of loss and damage, particularly in relation to the attacks in the United States on September 11, 2001; (iii) the timely and full recoverability from third parties of reinsurance (or other credit protection) placed by or for the benefit of, the Company including indemnities or other contractual protections available to the Company with respect to the Winterthur acquisition; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurance may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company's business strategy due to changes in current or future market conditions; (vii) increased claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reservin g or investment practices anticipate based on historical experience or industry data; (viii) developments in the world's financial and capital markets which adversely affect the performance of the Company's investments and the Company's access to such markets; (ix) the potential impact of U.S. solutions to make available insurance coverage for acts of terrorism; (x) availability of borrowings and letters of credit under the Company's credit facilities and the ability to refinance or replace those facilities; (xi) changes in regulation or tax laws applicable to the Company and it subsidiaries, brokers or customers; (xii) acceptance of the Company's products and services, including new products and services; (xiii) changes in the availability, cost or quality of reinsurance; (xiv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xv) loss of key personnel; (xvi) the effects of mergers, acquisitions and divestitures, including, without limita tion, the Winterthur International acquisition and the completion of the necessary audits (and related reviews) to determine the final purchase price for the Winterthur acquisition; (xvii) changes in rating agency policies or practices and the Company's ability to maintain its ratings; (xiii) changes in accounting policies or practices; (xix) legislative or regulatory developments; (xx) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxi) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxii) the Company's continued ability to fund its liquidity needs, including through continued access to capital and reinsurance markets; and (xxiii) the other factors set forth in the Company's other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or els ewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

XL CAPITAL LTD
PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

            The Company is a party to various legal proceedings, including arbitrations, arising in the ordinary course of business. Such legal proceedings generally relate to claims asserted by or against the Company’s subsidiaries in the ordinary course of their respective insurance, reinsurance and financial products and services operations. The Company does not believe that the eventual resolution of any of the legal proceedings to which it is a party will result in a material adverse effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Shareholders

None.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

4.17	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2002.
99.11	XL Capital Assurance Inc. unaudited condensed financial statements for the three month and nine month periods ended September 30, 2002 and 2001.
99.12	XL Financial Assurance Ltd. unaudited condensed financial statements for the three month and nine month periods ended September 30, 2002 and 2001.

    (b)   Reports on Form 8-K

Current Report on Form 8-K filed on July 18, 2002, under Item 5 thereof.

Current Report on Form 8-K filed on August 8, 2002, under Item 5 thereof.

Current Report on Form 8-K filed on August 9, 2002, under Item 5 thereof.

Current Report on Form 8-K filed on August 14, 2002, under Item 5 thereof.

Current Report on Form 8-K filed on September 5, 2002, under Item 5 thereof.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: November 8, 2002	/S/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: November 8, 2002	/S/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

            I, Brian M. O’Hara, certify that:

            1.   I have reviewed this quarterly report on Form 10-Q of XL Capital Ltd;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

              a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/S/ BRIAN M. O’HARA
Brian M. O’Hara
President and Chief Executive Officer

CERTIFICATION
OF CHIEF FINANCIAL OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

            I, Jerry de St. Paer, certify that:

            1   I have reviewed this quarterly report on Form 10-Q of XL Capital Ltd;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

              a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/S/ JERRY DE ST. PAER
Jerry de St. Paer
Executive Vice President and Chief Financial Officer

CERTIFICATION
ACCOMPANYING FORM 10-Q REPORT

of

XL CAPITAL LTD

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of XL Capital Ltd (“Company”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2002	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer
XL Capital Ltd

Dated: November 8, 2002	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief
Financial Officer
XL Capital Ltd