Form 10-K
period 2002-12-31
XL CAPITAL LTD
filed 2003-03-31
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS

(State or other jurisdiction of incorporation or organization)

98-0191089

(I.R.S. Employer Identification No.)

XL House, One Bermudiana Road, Hamilton, Bermuda HM 11

(Address of principal executive offices and zip code)

(441) 292-8515

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.

Series A 8.00% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.

Series B 7.625% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

             Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [x] No [ ]

             The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 28, 2002 was approximately $11.4 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on that date. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

             As of March 6, 2003, there were outstanding 136,109,303 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of ordinary shareholders to be held on May 9, 2003 is incorporated by reference in Part III of this Form 10-K.

XL CAPITAL LTD

            This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

PART I

ITEM 1.     BUSINESS

History

            XL Capital Ltd, together with its subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and was renamed EXEL Limited on that date.

            EXEL Limited and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

            On June 18, 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation organized in 1985, in a stock merger. This merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles (“GAAP”). Accordingly, all financial information for the 1998 and 1999 fiscal years, contained in this document includes the results of NAC as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

            On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American based large corporate insurance business globally. This was an all-cash transaction preliminarily valued at approximately $405.6 million. The preliminary purchase price of the acquisition was based on audited financial statements as at December 31, 2000 for the business being acquired, and is subject to adjustment based on the audited June 30, 2001 financial statements of Winterthur International, which are expected to be completed in 2003. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company. In 2003, the Company rebranded the acquired Winterthur International operations “XL Global Risk”. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

            Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. The remaining 33% ownership is held by Les Mutuelles du Mans Assurances Group (“MMA”). The Company has an option to buy the remaining shares from MMA for approximately $138.5 million in cash on December 13, 2003. The Company currently intends to exercise its option. Due to certain contractual arrangements between the Company and MMA, MMA does not have any economic interest in the earnings of Le Mans Ré with effect from January 1, 2002 and accordingly, no minority interest was recorded in 2002. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 (a) to the Consolidated Financial Statements.

Insurance Operations

      General

            The Company provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and are divided into two categories: risk management products and specialty products.

            Risk management products comprise global property and casualty insurance programs for large multinational companies including umbrella liability, products recall, integrated risk and primary master property and liability coverages. Risk management products generally provide large capacity on a primary, quota share and excess of loss basis. In North America, casualty business written is generally long tail, umbrella and high layer excess business meaning that the Company’s liability is after large deductibles, including self insurance or insurance from sources other than the Company. Internationally, casualty business is also written on a primary basis. Policies are written on both an occurrence and claims made basis. The Company’s property business written is primarily short tail in nature and written on both a primary and excess of loss basis. Risk management products are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals.

            Specialty lines products include directors and officers liability insurance, environmental liability insurance, political risk insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance, surety, marine and energy insurance, specie, bloodstock and other insurance covers including program business.

            Directors and officers coverage includes primary and excess directors and officers liability, employment practices liability, company securities, and private company directors and officers liability. Policies are written on both a primary and excess claims-made basis, and professional liability errors and omissions risks are generally written on an excess basis. Products are targeted to Fortune International 1000 companies and medium sized firms.

            Environmental liability products include contractor’s pollution liability, pollution and remediation legal liability, general and project-specific pollution and professional liability, commercial general liability for chemical risk and commercial property redevelopment. Business is written for both single and multiple years on a primary and excess claims-made basis. Targeted industries include chemical facilities, construction, environmental service firms, healthcare facilities, manufacturing facilities, real estate, transportation, and architects and engineers.

            Political risk insurance generally covers risks arising from expropriation, currency inconvertibility and war or political violence. Political risk insurance is typically provided to financial institutions, equity investors, export credit agencies and multilateral agencies in connection with direct and other types of investments in emerging market countries.

            Aviation and satellite products include comprehensive airline hull and liabilities, airport liability, aviation manufacturers’ product liability, aviation ground handler liability, large aircraft hull and liability, corporate non-owned aircraft liability, space third party liability and satellite risk including damage or malfunction during ascent to orbit and continual operation. Aviation liability and physical damage coverage is offered for large aviation risks on a proportional basis, while smaller general aviation risks are offered on a primary basis. Satellite risks are generally written on a proportional basis. The target markets for aviation and satellite products include airports, airlines, corporate jet fleets and telecommunication firms.

            Marine and offshore energy, specie and bloodstock insurance is provided by the Company. Marine and energy coverage includes marine hull and machinery, marine liability, cargo and offshore energy insurance. Specie products are highly specialized classes of insurance for the protection of fine arts and other high value items. Bloodstock products specialize in providing equine/livestock insurance.

            The Company’s program business specializes in insurance coverages for distinct market segments in the North American region. The program business manages program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting needs. Products encompass automobile warranty, intellectual property and trademark infringement and property and casualty coverages.

            Business is also written on a broad range of surety products and services throughout North America, with a focus on contract, commercial and international trade surety bonds, targeting all segments of the construction marketplace. Surety products include bid, performance, payment, maintenance and supply bonds, commercial surety bonds, U.S. customs and international trade surety bonds, license, permit bonds, court bonds, public official bonds and other miscellaneous bonds.

            The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and is a three-year federal program effective through 2005. TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e. those arising from international, not domestic, acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements such as mandatory coverage for fire losses in statutory fire policy states. Subject to a premium-based deductible, and provided the Company has otherwise complied with all the requirements as specified in TRIA, the Company is eligible for reimbursement by the Federal Government for 90% in 2003 of its covered terrorism related losses arising from a certified terrorist attack, with such reimbursement ending once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year. Once this $100 billion loss threshold has been reached for any program year, any insurer covered under TRIA that has met its deductible will not be responsible for any further loss payments in that program year.

            The Company had, prior to the passage of the TRIA, underwritten exposures under certain insurance policies that included coverage for terrorism. The passage of TRIA has required the Company to make a mandatory offer of “Certified” terrorism coverage with respect to all of its TRIA covered insurance companies. In addition, the Company underwrites a limited number of policies providing terrorism coverage that would not be subject to TRIA.

             The excess nature of many of the Company’s insurance products, coupled with historically large policy limits, creates a book of business that is classified as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by using strict underwriting guidelines and various reinsurance arrangements, discussed below.

      Underwriting

            The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company’s underwriting guidelines. Most of the Company’s insurance operations have underwriting guidelines that are industry-specific. The Company seeks to control its exposure on an individual insurance contract through terms and conditions, policy limits and sub-limits, attachment points, and facultative and treaty reinsurance arrangements on certain types of risks.

            Underwriters generally evaluate each industry category and sub-groups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured’s perceived risk relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. The Company’s rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations including the industry group in which the insured operates, exposures to loss, natural hazard exposures, risk management quality, and other specific risk factors relevant in the judgment of the Company’s underwriters to the type of business being written.

            Underwriting and loss experience is reviewed regularly for loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

            As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both an excess and a primary basis, typically on occurrence-reported or claims-made policy forms. Policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions which commence at or subsequent to an inception date, or retroactive date, if applicable (but not prior to January 1, 1986), and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sub-limits for coverage in critical earthquake zones.

      Reinsurance Ceded

            In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured.

            The Company uses reinsurance to support the underwriting and retention guidelines of each entity as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure of groups of companies. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

      Premiums

            Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

            The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the year ended December 31, 2002:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$2,281,312	$1,606,023	$1,359,161
Other property	770,962	525,291	534,135
Marine, energy, aviation and satellite	804,484	601,115	512,604
Accident and health (1)	104,809	90,445	105,100
Other insurance (2)	577,619	384,418	321,298

Total	$4,539,186	$3,207,292	$2,832,298

______________

(1)	In 2002, the Company exited certain European accident and health and employee benefits books of business as these lines were not in line with the Company’s overall strategy.

(2)	Other insurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

      Competition

            The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE Limited (“ACE”); American International Group, Inc. (“AIG”); Hartford Financial Services; Lloyd’s of London Syndicates (“Lloyd’s”); Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (“Munich Re”); Swiss Reinsurance Company (“Swiss Re”); The Chubb Corporation (“Chubb”); The St. Paul Companies, Inc. (“St. Paul”) and Zurich Financial Services Group.

            The Company’s major geographical markets for its property and casualty insurance operations are North America and Europe. The Company’s main competitors in each of these markets include the following:

            North America – AIG, ACE, Chubb, Zurich Financial Services Group, Travelers Property Casualty Corp., St. Paul; CNA Financial Corporation, Hartford Financial Services, Factory Mutual Insurance Company and Lloyd’s.

            Europe – Allianz Aktiengesellschaft, AIG, Zurich Financial Services Group, AXA, Munich Re, The ACE Group of Companies, Lloyd’s, and Swiss Re.

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Outlook” for further discussion of current market conditions.

      Marketing and Distribution

            Clients are referred to the Company through a large number of brokers and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums.

            In addition, the Company enters into contingent commission arrangements with some intermediaries that provides for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business.

            In general, the Company is not committed to accept business from any particular broker, and brokers do not have the authority to bind the Company, except in the case where underwriting authority may be delegated to selected administrators. These administrators are subject to a due diligence financial and operational review prior to any delegation of authority and ongoing reviews are carried out as deemed necessary. See Item 8, Note 18(a) to the Consolidated Financial Statements for information on the Company’s major brokers.

      Claims Administration

            Claims management for the insurance operations includes the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers. With respect to the establishment of case reserves, when the Company is notified of insured losses, claims personnel record a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

            Claims in respect of business written by the Company’s Lloyd’s syndicates are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will deal with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. A claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

Reinsurance Operations

      General

            The Company provides casualty, property, accident and health, other specialty reinsurance, and life products on a global basis with business being written on both a proportional and excess of loss basis. This reinsurance may be written on a treaty or facultative basis.

            The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Other specialty reinsurance products include marine and energy, aviation and fidelity, surety and political risk. Business written on an excess of loss basis generally indemnifies a ceding company for a portion of the losses on policies in excess of a specified loss amount. For business written on a proportional basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of the incurred losses of the ceding company as specified in the treaty of each risk of the reinsured class. The ceding company receives a commission based upon premiums ceded and may also, under certain circumstances, receive a profit commission.

            The Company’s property business is primarily short-tail in nature and includes property catastrophe, property excess of loss and property proportional. A significant portion of business underwritten consists of large aggregate exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

            The Company seeks to manage its exposures to catastrophic events by limiting the amount of exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and include varying attachment points. The Company also seeks to protect its aggregate exposures by peril and zone through the purchase of reinsurance programs. See “-Risk Management” for further information.

            The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation and, following the September 11 event, terrorism cover is also excluded in many territories and classes. The Company’s predominant exposure under such coverage is to property damage.

            Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event exceed the attachment point specified in the policy. Some of the Company’s property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable one reinstatement to be purchased by the reinsured.

            The Company also writes property risk excess of loss reinsurance. Risk excess of loss reinsurance covers a loss of the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. The Company’s property proportional account includes reinsurance of direct property insurance. The Company seeks to limit the catastrophe exposure from its proportional business through extensive use of occurrence and cession limits.

            The Company had, prior to the passing of the TRIA, underwritten reinsurance exposures in the U.S. that include terrorism coverage. Since the passage of the TRIA in the U.S., the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non stand-alone policies. In the U.S., the Company excludes coverage included under the TRIA in addition to nuclear, biological and chemical (“NBC”) acts from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause which does not include personal lines, excluding NBC, or a similar clause that excludes terrorism completely.

            The Company’s accident and health products include accidental death, medical, hospital indemnity and income protection coverages.

            The Company underwrites a small portfolio of contracts covering political risk and trade credit with much of the exposure being derived from one cedant. Additional exposure is assumed from a limited number of trade credit contracts (which focus on OECD economies and may include some political risk exposures) and through Lloyd’s quota shares. In addition, there are run off exposures from discontinued writings in the Company’s marine portfolio.

            The Company’s reinsurance segment also writes life reinsurance which is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. The majority of the business written is on a proportional basis, meaning the Company receives a specified percentage of the premiums and risks assumed for each contract. The Company has also written a few significant contracts of portfolios of closed blocks of U.K. and European annuities. In certain of these contracts, the Company receives cash and investment assets at the inception of the contract relating to future policy benefit reserves assumed. These contracts are long term in nature where the expected claims payout period can span thirty to forty years.

      Underwriting

            Underwriting risks for the general and life reinsurance business are evaluated using a number of factors including the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedent’s underwriting and claims experience, the cedent’s financial condition and claims paying rating, the exposure and or experience with the cedent, and the line of business to be underwritten.

            In addition, the Company assesses a variety of other factors, including the reputation of the proposed cedent, the geographic area in which the cedent does business and its market share, a detailed assessment of catastrophe and risk exposures, and historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages.

            On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedent’s underwriting operations.

            For the property catastrophe reinsurance business, the Company’s underwriting guidelines generally limit the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes that it has defined zones such that a single occurrence, for example an earthquake or hurricane, generally should not affect more than one peril zone. While the exposure to multiple zones is considered remote for the peril of hurricane, the Company does manage its aggregates for such a scenario. The definition of the Company’s peril zones is subject to periodic review and change. The Company also generally seeks an attachment point for its property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the proportional business through extensive use of occurrence and cession limits.

      Reinsurance Ceded

            In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured.

            The Company uses reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as to seek to limit the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposures.

            A corporate multi-year program is purchased for a significant portion of the Company’s global property exposures. This protection gives total limits in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. In addition, the balance of property exposures are protected by a traditional excess of loss program. The Company’s casualty reinsurance program covers multiple claims arising from two or more risks from a single occurrence or event. In addition, the Company had coverage from 1997 through 2002 in the event that the accident year loss and loss expense ratio (primarily for its North American business) exceeded a pre-determined amount, with coverage up to specified limits. The Company also buys specific reinsurance on its marine and aviation portfolios to manage its net exposures in these classes. For the Company’s life reinsurance operations, business is essentially written within prescribed retention limits where minimal use is made of reinsurance. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements for further information.

      Premiums

            The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned from general and life operations, by line of business for the year ended December 31, 2002:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty reinsurance	$1,201,907	$1,072,578	$792,645
Property catastrophe	336,679	274,633	248,233
Other property	1,005,227	740,041	598,929
Marine, energy, aviation and satellite	297,275	228,814	199,509
Accident and health	33,061	24,736	22,020
Other reinsurance (1)	300,670	223,532	205,439

Total general operations	3,174,819	2,564,334	2,066,775
Life Operations	1,003,154	979,825	980,387

Total	$4,177,973	$3,544,159	$3,047,162

______________

(1)	Other reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

      Competition

            The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE; AIG; Chubb; Hartford Financial Services; Lloyd’s; Munich Re; St. Paul; Swiss Re; and Zurich Financial Services Group.

            The Company’s major geographical markets for its property and casualty general reinsurance operations are North America and Europe. The main competitors in each of these markets include the following:

            North America – General Re Corporation, American Re Corporation, Employers Reinsurance Corporation, Swiss Re, America Corporation, Transatlantic Reinsurance Company, Everest Re Group Ltd, GE Reinsurance Corp., Munich Re, Hartford Financial Services, ERC Frankona Rueckverischerungs Aktien Gesellschaft (“ERC Frankona”), Lloyd’s and PartnerRe Ltd.

            Europe – Munich Re, Swiss Re, Lloyd’s, General Cologne Re, SCOR Reinsurance Company, PartnerRe Ltd and ERC Frankona.

            The Company’s major geographical market for its life reinsurance operations is Europe and the main competitors in this market include the Reinsurance Group of America, Inc., Munich Re, ERC Frankona, General Cologne Re, Swiss Re and Hannover Life Re.

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Outlook” for further discussion of current market conditions.

      Marketing and Distribution

            See “Marketing and Distribution” under Insurance Operations and Item 8, Note 18 (a) to the Consolidated Financial Statements. In addition, for life reinsurance operations, the majority of business is written directly with the ceding company rather than a broker.

      Claims Administration

            Claims management for the reinsurance operations includes the receipt of loss notifications, the establishment of loss reserves and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies.

Financial Products and Services Operations

      General

            The Company provides insurance, reinsurance, and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance, weather and energy risk management products and institutional life products. Each of these transactions is unique and tailored to the specific needs of the insured or user. With the exception of certain weather and energy risk management business, these are typically multi-year transactions. Products may be sold in insurance or derivative form.

            Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or up front. Guaranties written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

            The Company classifies the financial guaranty policies underwritten in three categories: asset-backed obligations, municipal obligations and structured single risk obligations. Each category contains risks and structures that are unique to the underlying obligation. Asset-backed obligations insured or reinsured by the Company are generally issued in structured transactions backed by pools of assets of specified types, such as residential mortgages, auto loans and other consumer receivables, equipment leases and corporate debt obligations, having an ascertainable cash flow or market value. Municipal obligations insured or reinsured consist mainly of general or special obligations of state and local governments, supported by the issuer’s ability to charge fees for specified services or projects. Structured single risk obligations underwritten by the Company include essential infrastructure projects, such as bridges, toll roads, airports and power plants, and obligations backed by receivables from the future sales of commodities or the processing of payments received by financial institutions.

            The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions. Weather risk management solutions generally average one season (five months) in duration. The Company attempts to hedge a significant portion of these risks written within the capital markets. Beginning in 2003, the Company intends to broaden the scope of the products it offers to include dual commodity or dual trigger products such as weather contingent gas and other energy risk management products such as outage and load shaping.

            In 2002, the Company substantially completed the establishment of its institutional life platform and began to write municipal reinvestment contracts. See Item 8, Note 12 to the Consolidated Financial Statements. The Company expect to write business owned and life contracts and funding agreements in 2003. Also, in the fourth quarter of 2002, the Company assumed, through novation, certain blocks of U.S. based term life mortality reinsurance business from one of the Company’s insurance affiliates. In connection with this transaction, the Company received cash and investments equal to the amount of the future policy benefit reserves acquired. See Item 8, Note 27 to the Consolidated Financial Statements. This business is managed separately from the life business written in the reinsurance segment in terms of the nature of the business and location of the risk.

      Underwriting

            The Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval. The Company’s underwriting policy is to credit enhance obligations and exposures that would otherwise be rated in the lower investment grade categories, but also underwrites high non-investment grade risks. For the weather and energy business, the Company has both daily and seasonal value at risk (“VaR”) limits for weather exposures and daily VaR limits for natural gas exposures.

            Municipal guaranteed reinvestment contracts are customized financial products that offer an investment return to the purchaser. The Company underwrites the cash flow risks associated with each contract and continually monitors each contract’s performance. The Company utilizes underwriting guidelines to assess risks and internal cash flow and asset liability models to price each contract. The Company focuses on reinvestment opportunities associated with municipal bond issuers in this segment.

      Reinsurance Ceded

            Similar to the Company as a whole, the financial products and services operations utilize outwards reinsurance for single risk and portfolio management purposes, particularly in its financial guaranty and life operations. The Company has retroceded risks on a facultative basis to third-party reinsurers to provide greater flexibility to manage large single risks and reduce concentrations in specific bond sectors or geographic regions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements for further information. For the weather and energy risk management business, the Company typically uses derivatives to hedge or mitigate its primary exposure.

      Premiums

            The following table is an analysis of the Financial Products and Services segment’s gross premiums written, net premiums written and net premiums earned from general and life operations for the year ended December 31, 2002:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General operations	$199,913	$177,794	$67,745
Life operations	69,094	43,779	42,605

Total	$269,007	$221,573	$110,350

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

      Competition

            The principal competitors in the municipal and asset-backed insured markets include other AAA/Aaa rated and, to a lesser extent, AA/Aa rated monoline financial guarantors and multiline insurance companies and banks. These include MBIA Inc., Ambac Financial Group, Inc. (“Ambac”), and Financial Security Assurance Holdings Ltd (“FSA”). There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing senior and subordinated tranches of debt that effectively substitutes for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such alternatives effectively constitute a form of competition for financial guarantor insurance companies.

            With respect to the Company’s municipal guaranteed reinvestment contract business, competitors includes financial institutions in the banking, investment banking, life insurance and financial guaranty industries. These include Aegon, AIG, Ambac, Bayerische Landesbank (BLB), Caisse des Depots et Consignations, FSA and MBIA Inc.

            With respect to the Company’s weather and energy risk management business, competition is encountered in both the U.S. and on a worldwide basis from companies within the energy, insurance and, to an increasing extent, the financial services sector. Among the principal competitive factors affecting the Company’s weather and energy business are its financial strength ratings, its capability in originating, marketing and executing innovative products and services, its relative pricing, and its ability and willingness to hedge all or a portion of such risks.

      Marketing and Distribution

            Marketing of the Company’s financial guaranty business is targeted based on the type and stage of completion of the transaction. Targeted parties include investment bankers, issuers of and investors in credit-enhanced transactions and concessionaires in certain transactions. Other financial guaranty insurers or reinsurers or other counterparties may also be a source of new business.

            With respect to the Company’s weather and energy risk management business, new clients are acquired through direct marketing but may also be referred through a number of brokers who receive a fee that is a function of the size of the transaction. The Company’s main clients have been in the energy and financial services sector. Guaranteed investment or municipal reinvestment contract business is mainly originated through specialized brokers.

            See Item 8, Note 18 (a) to the Consolidated Financial Statements for further information.

      Claims Administration

            Claims management includes the identification of potential claims through systematic surveillance of the insured portfolio, the establishment of reserves for losses that are both probable and estimable, the accounting for loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification to reinsurers. Surveillance also involves proactive efforts to prevent or mitigate potential claims once they are identified. If a claim is paid, recoveries will be sought based on the security pledged under the policy.

XL Financial Solutions

            XL Financial Solutions (“XLFS”) functions as an internal joint venture among the Company’s three operating segments, and provides a wide range of financial products and finite transactions, including finite property and casualty insurance and reinsurance coverages, structured deposits and derivatives. Most transactions originated through XLFS are multi-year in nature, with many transactions having durations in excess of ten years. Generally, the underlying nature of the transaction determines the business segment in which the business it is written. Up to and including 2002, property and casualty business written is included in the reinsurance segment or the insurance segment, depending upon whether the customer is a reinsurance company or other type of entity, respectively. In 2003, XLFS expects to write non-property and casualty risks, including financial market and transactions that may be structured in derivative form, which will be included in the financial products and services segment.

Risk Management

            The Company seeks to identify, assess, monitor and manage its market, credit, operational and legal risks in accordance with defined policies and procedures. The Company’s senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks pertaining to the Company’s businesses. The Company recently formed a risk management committee. This committee was established to, among other things, implement and track risk aggregates by category and class including credit, country, and region, analyze operational risks and recommend capacity allocations for the Company as a whole. Due to the changing nature of the global marketplace, the Company’s risk management policies, procedures and methodologies are constantly evolving and are subject to ongoing review and modification. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for further discussion.

            Aggregate exposures to potential catastrophic losses are monitored at an entity level and also at the corporate level. In addition to internal controls designed to mitigate the Company’s exposure to a specific client, class of business or geographic exposure, the Company maintains various reinsurance programs that seek to protect the Company against foreseeable catastrophic and other types of risks.

            Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally rated A or better by Standard & Poor’s (“S&P”) or, in the case of Lloyd’s syndicates, S&P “Four Bells” and/or B+ from Moody’s Investor Service, Inc. (“Moody’s”). The Company’s Chief Credit Officer considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company's general policy on a case-by-case basis. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements for further information.

            As part of risk management, the Company also has several credit committees that meet regularly to review the terms and conditions of proposed new transactions.

Unpaid Losses and Loss Expenses

            Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s results of operations and financial condition and liquidity.

            Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims and incurred but not reported (IBNR) claims.

            The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements”.

            The tables below present the development of unpaid loss and loss expense reserves related to the Company’s general operations on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables show the estimated liability, net of reinsurance recoveries, as at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the end of each succeeding year. The estimate changes as more in formation becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
NET OF REINSURANCE RECOVERIES
(U.S. dollars in millions)

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	$1,795	$2,057	$2,482	$2,899	$3,166	$3,609	$4,303	$4,537	$4,328	$7,173	$8,395
Liability re-estimated as of:
One year later	1,800	2,089	2,455	2,885	2,843	3,354	4,016	4,142	4,503	7,573
Two years later	1,830	2,089	2,383	2,546	2,704	3,038	3,564	4,085	4,463
Three years later	1,819	2,115	2,190	2,445	2,407	2,737	3,580	4,120
Four years later	1,891	1,972	2,085	2,214	2,227	2,658	3,461
Five years later	1,856	1,950	1,927	2,050	2,144	2,505
Six years later	1,820	1,752	1,819	2,010	2,026
Seven years later	1,644	1,739	1,823	1,915
Eight years later	1,660	1,752	1,758
Nine years later	1,689	1,725
Ten years later	1,703
Cumulative redundancy (deficiency) (1)	92	332	724	984	1,140	1,104	842	417	(135)	(400)
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	$267	$256	$317	$445	$234	$458	$812	$1,252	$1,184	$2,011
Two years later	468	521	709	667	576	932	1,594	1,828	1,920
Three years later	689	865	921	934	932	1,404	1,928	2,306
Four years later	927	1,033	1,110	1,143	1,235	1,525	2,249
Five years later	1,102	1,198	1,199	1,356	1,313	1,732
Six years later	1,253	1,273	1,328	1,408	1,466
Seven years later	1,319	1,360	1,365	1,485
Eight years later	1,391	1,387	1,429
Nine years later	1,414	1,446
Ten years later	1,468

______________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

ANALYSIS OF CONSOLIDATED LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT
GROSS OF REINSURANCE RECOVERABLES
(U.S. dollars in millions)

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Estimated gross liability for unpaid losses and loss expenses:	$1,977	$2,269	$2,760	$3,238	$3,623	$3,972	$4,897	$5,369	$5,668	$11,807	$13,203
Liability re-estimated as of:
One year later	1,996	2,309	2,764	3,244	3,221	3,763	4,735	5,266	6,118	12,352
Two years later	2,037	2,323	2,721	2,872	3,164	3,496	4,352	5,147	6,105
Three years later	2,043	2,373	2,494	2,793	2,902	3,243	4,316	5,176
Four years later	2,134	2,198	2,414	2,572	2,753	3,139	4,232
Five years later	2,067	2,208	2,268	2,415	2,663	2,979
Six years later	2,065	2,022	2,165	2,379	2,564
Seven years later	1,903	2,010	2,177	2,327
Eight years later	1,921	2,033	2,154
Nine years later	1,951	2,048
Ten years later	2,017
Cumulative Redundancy (Deficiency)	(40)	221	606	911	1,059	993	665	193	(437)	(545)

            The following table presents an analysis of paid, unpaid and incurred losses and loss expenses for the Company’s general operations and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES
(U.S. dollars in thousands)

	2002	2001	2000

Unpaid losses and loss expenses at beginning of year	$11,806,745	$5,667,833	$5,369,402
Unpaid losses and loss expenses recoverable	(4,633,693)	(1,339,767)	(831,864)

Net unpaid losses and loss expenses at beginning of year	7,173,052	4,328,066	4,537,538
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	2,927,297	2,729,427	1,827,443
Prior years	400,018	175,804	(394,884)

Total net incurred losses and loss expenses	3,327,315	2,905,231	1,432,559
Exchange rate effects	552,173	60,618	(31,293)
Net loss reserves acquired	189,710	1,696,562	52,932
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	836,102	633,141	411,685
Prior years	2,010,729	1,184,284	1,251,985

Total net paid losses	2,846,831	1,817,425	1,663,670
Net unpaid losses and loss expenses at end of year	8,395,419	7,173,052	4,328,066
Unpaid losses and loss expenses recoverable	4,807,317	4,633,693	1,339,767

Unpaid losses and loss expenses at end of year	$13,202,736	$11,806,745	$5,667,833

Current year net losses incurred

            Current year net losses incurred in 2002 were $2.9 billion as compared to $2.7 billion in 2001. Current year net losses incurred in 2002 increased over 2001 primarily due to the inclusion of a full year of Winterthur International results (that had current year losses of $349.7 million), Le Mans Ré, consolidated with effect from January 1, 2002 (that had net losses incurred of approximately $167.0 million), and general growth of the Company’s operations. Partially offsetting these increases was a lower level of catastrophic and other loss events in 2002 as compared to 2001.

            In 2001, current year net losses incurred included $760.0 million relating to the September 11 event, losses of $241.2 million relating to the Winterthur International operations (acquired with effect from July 1, 2001), catastrophic and other loss events, including the bankruptcy of Enron Corp., several satellite losses, the Toulouse, France petrochemical plant explosion, Tropical Storm Allison, the Petrobras oil rig loss in Brazil and several other European property losses, and other growth of the Company’s operations related to new business assumed.

            Current year net losses incurred for 2000 included net reserve adjustments of $114.0 million to several unprofitable lines of insurance business that the Company exited, including trucking, inland energy and certain classes of aviation.

Prior year net losses incurred

            The following tables present the development of the Company’s gross loss and loss expense reserves and loss and loss expense reserves net of reinsurance for its general operations. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

            (U.S. dollars in millions)

Gross	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$11,807	$5,668	$5,369
Net adverse (favorable) development of those reserves during the year	545	450	(103)

Unpaid losses and loss expense reserves re-estimated one year later	$12,352	$6,118	$5,266

Net	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$7,173	$4,328	$4,537
Net adverse (favorable) development of those reserves during the year	400	175	(395)

Unpaid losses and loss expense reserves re-estimated one year later	$7,573	$4,503	$4,142

            As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately.

            The following table presents the net adverse (favorable) prior year loss development of the Company’s loss and loss expense reserves for its general operations by each operating segment for each of the years indicated:

            (U.S. dollars in millions)

	2002	2001	2000

Insurance Segment	$28	$(78)	$(456)
Reinsurance Segment	385	253	61
Financial Products and Services Segment	(13)	—	—

Total	$400	$175	$(395)

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements for further information regarding the significant developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves acquired

            Net loss reserves acquired in 2002 related primarily to Le Mans Ré of $376.2 million consolidated as a subsidiary with effect from January 1, 2002. This was partially offset by the return by the Company of the accident and health business related to the Winterthur International acquisition back to the seller in June 2002 of approximately $190.0 million. Net loss reserves acquired in 2001 related primarily to the acquisition of Winterthur International. The Company has contractual post-closing protection with respect to adverse development of reserves, including unearned premium reserves, resulting from Winterthur International business written prior to July 1, 2001. Business in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105%. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and Item 8, Note 6 (c) to the Consolidated Financial Statements for further information.

Exchange rate effects

            Exchange rate effects on net loss reserves in 2002 and 2001 also related primarily to Winterthur International which has several operations where the functional currency is not the U.S. dollar. The reduction in the value of the U.S. dollar during 2002 and 2001 mainly compared to the Swiss Franc and Euro has given rise to translation and revaluation exchange movements of $552.2 million and $60.6 million in 2002 and 2001, respectively.

Net paid losses

            Total net paid losses increased $1.0 billion to $2.8 billion in 2002. This increase is due to the inclusion of a full year of Winterthur International, which had approximately $786.0 million of net paid losses, the consolidation of Le Mans Ré and growth of the Company’s other operations. The increase in paid losses, related primarily to prior years, is due mainly to payments relating to loss reserves associated with the Winterthur International acquisition. At December 31, 2002, the Company had paid approximately 25% of its estimated ultimate losses relating to the September 11 event. This relatively low percentage is due to the size and complexity of the claims and the fact that approximately 60% of the Company’s ultimate incurred losses related to the reinsurance segment where there is an inherent lag between the timing of a loss event and when it is reported by the ceding company to the Company. See Item 8, Note 4 to the Consolidated Financial Statements.

            The amount of paid losses increased in 2001 over 2000 due mainly to an increase in current year loss events and the inclusion of Winterthur International business from July 1, 2001.

Other loss related information

            The Company’s net incurred losses and loss expenses included actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2002 and 2001, the reserve for potential non-recoveries from reinsurers was $47.3 million and $49.7 million, respectively.

            Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 7%. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2002 and 2001 were $374.5 million and $231.0 million, respectively. The related discounted unpaid losses and loss expenses were $151.7 million and $98.0 million as of December 31, 2002 and 2001, respectively. The amount of the discount credit included in net losses and loss expenses incurred was $22.6 million and $9.1 million in 2002 and 2001, respectively.

Investments

Investment structure and strategy

            The Company’s investment operations are managed centrally by the Company’s investment department which also provides certain investment advice and support for the rest of the Company’s operations. The Finance Committee of the Board of Directors approves the Company’s overall investment policy and guidelines and reviews the implementation of the investment strategy on a regular basis.

            The primary goal of the investment strategy is to maximize investment returns taking into account market and credit risk in light of the Company’s business objectives of stable earnings growth and growth in long-term book value. Market risk is principally due to interest rate variability which the Company seeks to control through asset/ liability management and to a lesser extent due to the allocation to risk assets which the Company seeks to control through diversification. Credit risk arises from investments in corporate fixed income securities and is managed with aggregate and portfolio limits.

            The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk management. At December 31, 2002 and 2001, total investments and cash, less payable for investments purchased, managed by the investment department, were $20.0 billion and $14.4 billion, respectively.

            Functionally, the Company’s investment portfolio is divided into three components. The largest component is the asset/liability portfolio supporting property and casualty and financial guaranty liabilities, which was approximately $11.9 billion and $9.6 billion at December 31, 2002 and 2001, respectively. The key focus for this component is asset and liability management and it is used to provide liquidity to settle claims arising from the Company’s property and casualty underwriting and financial products and services general operations. The asset/liability portfolio is made up entirely of investment grade fixed income securities comprising (i) deposits and regulatory holdings and (ii) actively managed portfolios.

            The second component of the investment portfolio is the structured product portfolio, which was approximately $4.5 billion and $1.9 billion at December 31, 2002 and 2001, respectively. This portfolio consists of highly structured investment portfolios that support specific insurance and reinsurance transactions, e.g., deposit liability and future policy benefit reserves. Many of these transactions have underlying liabilities that pay out over the long term. As a result, asset and liability management is also a key focus for this portfolio. The structured product portfolio consists of actively managed investment grade fixed income securities that have a longer duration than the asset/liability portfolio discussed above.

            The third component of the investment portfolio is the risk asset portfolio which was approximately $3.6 billion and $2.9 billion at December 31, 2002 and 2001, respectively. This portfolio is comprised of alternative investments, high yield fixed income, equity (public, private and collateralized debt obligations) and certain corporate investments. The risk asset portfolio is managed with a total return focus with an efficient utilization of risk and is intended to increase the Company’s book value over the long term.

            The alternative investment portfolio, part of the risk asset portfolio, is a highly diversified portfolio of investments in limited partnerships and similar investment vehicles. For the vast majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and included in the Consolidated Balance Sheet under “Investments in affiliates”. This portfolio was $1.3 billion and $0.8 billion at December 31, 2002 and 2001, respectively. See Item 8, Note 8 to the Consolidated Financial Statements.

Implementation of investment strategy

            Although the Company’s investment department is responsible for implementation of the investment strategy, the day to day management of the investment portfolio is outsourced to investment management service providers. External investment managers are selected and monitored using a disciplined due diligence process, including input from external consultants. Each investment manager may manage one or more portfolios and is governed by a detailed set of investment guidelines including overall objectives, risk parameters, and diversification requirements that fall within the overall guidelines discussed above. Compliance with investment guidelines is monitored on a regular basis by the investment department.

Investment performance

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Credit ratings, duration and maturity profile

            It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the market value weighted average using a linear credit rating scale similar to that used by Moody’s Investors Service, Inc. The highest credit rated fixed income securities are held within the asset/liability and structured product portfolios. Sub-investment grade (high yield) fixed income is held within the risk asset portfolio. The weighted average credit rating of the fixed income portfolio was Aa2/AA at December 31, 2002 and 2001.

            The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2002 or 2001.

            The aggregate duration of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in the yield curve reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years of the main components of the fixed income portfolio at December 31, 2002 and 2001:

Component	2002	2001

Asset/Liability portfolio	3.5	3.5
Structured portfolio	9.1	11.5
Risk Asset portfolio	5.0	6.0
Total Fixed Income portfolio	5.2	5.0

            The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities and, to a lesser extent, the maturity profile of common fixed income benchmarks. See Item 8, Note 7 to the Consolidated Financial Statements.

Geographic Areas

            See Item 8, Notes 3 and 25 to the Consolidated Financial Statements.

Ratings

            The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The following are the financial strength ratings from internationally recognized rating agencies as at December 31, 2002 in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating
Standard and Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AA	“Very strong” capacity to meet its financial commitments.	This is the second highest out of nine main ratings. Main ratings from AA to CCC are subdivided into three subcategories: “+”, indicating the high end of the main rating; no modifier indicating the mid-range of the main rating; and “-”, indicating the lower end of the main rating.
A.M. Best	“An opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A+	“Superior.”	This is the second highest out of fifteen ratings.
Moody’s Investors Service	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	Aa2	“Excellent.”	This is the second highest out of nine main ratings. Each main rating is subdivided into three subcategories: “1”, indicating the high end of the main rating; “2” indicating the mid-range of the main rating; and “3”, indicating the lower end of the main rating.

            The following are the financial strength ratings from internationally recognized rating agencies as of December 31, 2002 in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ratings’ Ranking
Standard and Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AAA	“Extremely strong” capacity to meet its financial commitments.	This is the highest out of nine main ratings.
Moody’s Investors Service	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligation.”	Aaa	“Exceptional.”	This is the highest out of nine main ratings.
Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AAA	“Exceptionally strong.”	This is the highest out of eight main ratings.

            The Company believes that the primary users of ratings include commercial and investment banks, policyholders, ceding companies and investors. There can be no assurance that any such ratings will be retained for any period of time or that they will not be qualified, suspended, revised downward or withdrawn entirely by such rating agencies.

Tax Matters

            See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 24 to the Consolidated Financial Statements.

Regulation

            See Item 8, Note 25 to the Consolidated Financial Statements.

Employees

            At December 31, 2002, the Company employed approximately 3,100 employees. At that date, approximately 130 of the Company’s employees were represented by unions or workers’ councils and approximately 40 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Available Information

            The public may read and copy any materials the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as the Company) and the address of that site is (http://www.sec.gov).

  The Company’s Internet website address is http://www.xlcapital.com.

            The Company makes available free of charge, including through the Company’s Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

            The Company operates in the United States, Bermuda, Europe and various other locations around the world. In 1997, the Company acquired commercial real estate in Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million. In addition, the Company owns XL House in London, England, acquired as part of the Winterthur International acquisition and the fair value of this property at the time of acquisition was approximately $56.4 million. The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased. Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $30.4 million, $18.9 million and $18.3 million, respectively. The increase in rent expense for 2002 is due primarily to the acquisition of Winterthur International. See Item 8, Note 18 (d) to the Consolidated Financial Statements for discussion of the Company’s lease commitments for real property.

ITEM 3. LEGAL PROCEEDINGS

            The Company, in common with the property and casualty insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. Such legal proceedings are considered in connection with the Company's loss and loss expense reserves. As of December 31, 2002, the Company was not a party to any material litigation or arbitration other than in the ordinary course of its business in relation to claims activity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

               The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2002:

Name	Age	Position

Brian M. O’Hara	54	President, Chief Executive Officer and Director
Fiona E. Luck	45	Executive Vice President, Group Operations and Assistant Secretary
Jerry M. de St. Paer	61	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Paul S. Giordano	40	Executive Vice President, General Counsel and Secretary
Christopher V. Greetham	58	Executive Vice President and Chief Investment Officer
Nicholas M. Brown, Jr.	48	Executive Vice President of the Company and Chief Executive of Insurance Operations
Henry C.V. Keeling	47	Executive Vice President of the Company and Chief Executive of Reinsurance Operations
Robert R. Lusardi	46	Executive Vice President of the Company and Chief Executive of Financial Products and Services Operations
K. Bruce Connell *	50	Executive Vice President and Group Underwriting Officer

______________

*	Retired on March 31, 2002.

            Brian M. O’Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance (Bermuda) Ltd and XL Re Ltd and was Chief Executive Officer of XL Insurance (Bermuda) Ltd until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992, and as President and Chief Operating Officer from 1986.

            Fiona E. Luck has been Executive Vice President of Group Operations of the Company since July 1999 and Assistant Secretary since January 2002. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

            Jerry M. de St. Paer has been Executive Vice President and Chief Financial Officer of the Company since February 2001. Mr. de St. Paer was appointed Treasurer and Assistant Secretary of the Company in January 2002. Mr. de St. Paer was previously Managing Director of Hudson International Advisors in New York. Prior to forming Hudson International in 1998, he served as Managing Director, Insurance at J.P. Morgan & Company, Inc. Mr. de St. Paer was previously employed at The Equitable (now AXA Financial Advisors), from 1986 until 1997, serving most recently as Senior Executive Vice President and Chief Financial Officer of The Equitable and as Executive Vice President of Strategic Studies and Development of the AXA Groupe.

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

            Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive of XL Re since August 1998. He was appointed Chief Executive Officer of Reinsurance operations in July 2000. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd’s from 1984 through 1992.

            Robert R. Lusardi has been Executive Vice President of the Company since February 1998, and Chief Executive Officer of Financial Products and Services Operations since July 2000. Mr. Lusardi served as Chief Financial Officer of the Company from 1998 through February 2001. Prior to joining the Company, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998.

            K. Bruce Connell served as Executive Vice President and Group Underwriting Officer until his retirement on March 31, 2002. He had been Executive Vice President of the Company until March 1998 and Group Underwriting Officer since July 2000. Mr Connell previously served as President and Chief Operating Officer of XL Global Re from November 1997 to August 1998, President of XL Global Re since December 1995 and Senior Vice President of XL Insurance (Bermuda) Ltd from 1990 to 1995.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The Company’s Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “XL”.

            The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

	High	Low	Close

2002:
1st Quarter	$97.110	$86.050	$93.350
2nd Quarter	$97.380	$82.700	$84.700
3rd Quarter	$83.030	$61.000	$73.500
4th Quarter	$83.230	$70.880	$77.250
2001:
1st Quarter	$87.500	$67.600	$76.070
2nd Quarter	$83.600	$67.180	$82.100
3rd Quarter	$83.000	$62.000	$79.000
4th Quarter	$96.120	$79.500	$91.360

            Each Class A ordinary share has one vote, except that if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued Class A ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Articles of Association. “Controlled Shares” includes, among other things, all Class A ordinary shares for which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934).

            (b) The number of record holders of Class A ordinary shares as of December 31, 2002 was 804. This figure does not represent the actual number of beneficial owners of the Company’s ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

            (c) In 2002, four regular quarterly dividends were paid at $0.47 per share to all ordinary shareholders of record as of February 4, May 28, August 5 and December 2. In 2001, four regular quarterly dividends were paid at $0.46 per share to all ordinary shareholders of record as of February 15, May 25, August 15 and November 15.

            The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

            As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the United States, and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 25 to the Consolidated Financial Statements for further discussion.

            (d) Rights to purchase Class A ordinary shares (“the Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350.

The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company’s outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

ITEM 6. SELECTED FINANCIAL DATA

            The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2002 (1)	2001 (1)	2000	1999 (2)	1998 (2)

	(U.S. dollars in thousands, except share and per share amounts and ratios)
Income Statement Data:
Net premiums earned—general operations	$4,966,818	$2,767,533	$2,035,240	$1,750,006	$1,324,291
Net premiums earned—life operations	1,022,992	695,595	—	—	—
Net investment income	734,535	610,528	580,946	525,318	417,290
Net realized (losses) gains on investments	(214,160)	(93,237)	45,090	66,800	212,910
Net realized and unrealized (losses) gains on derivative instruments	(51,761)	11,768	21,405	27,566	(1,706)
Equity in net income of investment affiliates	64,662	80,580	70,032	43,865	811
Fee income and other	54,963	18,247	(1,131)	100,400	22,325
Net losses and loss expenses incurred—general operations	3,327,315	2,905,231	1,432,559	1,304,304	841,517
Claims and policy benefits—life operations	1,069,456	698,675	—	—	—
Acquisition costs, operating expenses and exchange gains and losses	1,549,440	1,073,903	743,067	689,005	436,598
Interest expense	168,086	113,272	70,593	37,378	33,444
Amortization of intangible assets	6,187	58,569	58,597	49,141	26,881
Income (loss) before minority interests, equity in net income of insurance and operating affiliates and income tax expense	457,565	(758,636)	446,766	434,117	637,481
Preference share dividends	9,620	—	—	—	—
Net income (loss) available to ordinary shareholders	395,951	(576,135)	506,352	470,509	656,330
Per Share Data:
Net income (loss) per ordinary share—basic (3)	$2.92	$(4.55)	$4.07	$3.69	$5.86
Net income (loss) per ordinary share—diluted (3)	$2.88	$(4.55)	$4.03	$3.62	$5.68
Weighted average ordinary shares Outstanding—diluted (3)	137,388	126,676	125,697	130,304	116,206
Cash dividends per ordinary share (4)	$1.88	$1.84	$1.80	$1.76	$1.64

______________

See Notes on next page.

	2002 (1)	2001 (1)	2000	1999 (2)	1998 (2)

	(U.S. dollars in thousands, except per share amounts and ratios)
Balance Sheet Data:
Total investments available for sale	$16,059,733	$12,429,845	$9,501,548	$9,122,591	$9,057,892
Cash and cash equivalents	3,557,815	1,863,861	930,469	557,749	480,874
Investments in affiliates	1,750,005	1,037,344	792,723	479,911	154,668
Unpaid losses and loss expenses recoverable	5,012,655	4,633,693	1,339,767	831,864	593,960
Premiums receivable	3,592,713	2,182,348	1,119,723	1,126,397	904,203
Total assets	35,647,369	27,963,016	16,941,952	15,090,912	13,581,140
Unpaid losses and loss expenses	13,202,736	11,806,745	5,667,833	5,369,402	4,896,643
Unearned premiums	4,028,299	2,636,428	1,741,393	1,497,376	1,337,277
Notes payable and debt	1,877,957	1,604,877	450,032	410,726	613,873
Shareholders’ equity	6,569,589	5,437,184	5,573,668	5,577,078	5,612,603
Book value per ordinary share	$44.48	$40.35	$44.58	$43.64	$43.59
Fully diluted book value per ordinary share (5)	$44.48	$40.35	$44.58	$43.13	$43.20
Operating Ratios:
Loss and loss expense ratio (6)	68.0%	105.8%	70.9%	75.1%	63.5%
Underwriting expense ratio (7)	29.0%	33.9%	35.3%	33.6%	30.3%
Combined ratio (8)	97.0%	139.7%	106.2%	108.7%	93.8%

______________

(1)	Results for all periods subsequent to July 1, 2001 include the results of Winterthur International, which was acquired with effect from this date. The results also include the consolidation of Le Mans Ré, which is accounted for as a subsidiary with effect from January 1, 2002. In the years ended December 31, 2001, 2000 and 1999, the Company’s share of net income of Le Mans Ré was included in equity in net income of insurance and operating affiliates. The Company’s net income for the year ended December 31, 2002 and 2001 was reduced significantly by the September 11 event. See Item 8, Note 4 to the Consolidated Financial Statements. The effect of all of these items should be considered when making period to period comparisons of the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis.

(2)	Information includes the results of NAC as though it had always been a part of the Company.

(3)	Net income per ordinary share is based on the basic and diluted weighted average number of ordinary shares and ordinary share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.

(4)	Cash dividends per ordinary share for 1999 and prior years have not been adjusted for the pooling effect of NAC.

(5)	Fully diluted book value per ordinary share is a non-GAAP measure. It is calculated by adding to Shareholders’ equity the exercise proceeds of all vested “in the money” Company stock options and dividing the balance by the sum of total Class A ordinary shares outstanding and total vested “in the money” stock options.

(6)	The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for general insurance and reinsurance operations.

(7)	The underwriting expense ratio is the sum of acquisition expenses and operating expenses for general insurance and reinsurance operations divided by net premiums earned for general insurance and reinsurance operations. See Item 8, Note 3 to the Consolidated Financial Statements for further information.

(8)	The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

(9)	Certain reclassifications to prior period information have been made to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following is a discussion of the Company’s financial condition and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s results of operations and financial condition.

            The Company’s results for all periods subsequent to July 1, 2001 include the results of Winterthur International. See Critical Accounting Policies and Item 8, Note 6 (c) to the Consolidated Financial Statements for futher information.

            The Company’s results for 2002 and 2001 also include the effects of terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, the “September 11 event”). This should be considered when making period to period comparisons. See Item 8, Note 4 to the Consolidated Financial Statements for further information.

            This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “—Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

            This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under Item 8.

Critical Accounting Policies

            The following are considered to be the Company’s critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on the Company’s results of operations and financial condition and liquidity. These critical accounting policies have been discussed by management with the Company’s Audit Committee of the Board of Directors.

            Other significant accounting policies are nevertheless important to an understanding of the Company’s Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Item 8, Note 2 to the Consolidated Financial Statements.

1)	Unpaid Losses and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

            Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported ("IBNR"). The reserve for unpaid reported losses and loss expenses for the Company’s general operations is established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

            The method of establishing case reserves for reported claims differs among the Company’s operations.

            With respect to the Company’s insurance operations, the Company is notified of insured losses and claims personnel record a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. In the Company’s Lloyd’s operations within the insurance segment, where the Company is not a lead underwriter, claim reserves are established based upon notifications from a central market bureau.

            With respect to the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies.

            With respect to the Company’s financial products and services general operations, financial guaranty claims written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

            At December 31, 2002, the Company’s total gross reserves for unpaid losses and loss expenses was $13.2 billion, of which $7.7 billion related to reserves for reported claims and $5.5 billion for IBNR reserves. Most of the Company’s IBNR loss reserves are established with respect to its insurance and reinsurance casualty business. Casualty business generally has a longer tail (meaning a longer period of time between receipt of the premium and the ultimate settlement of the claim) than the Company’s other lines of business. IBNR reserves are calculated by the Company’s actuaries using several standard actuarial methodologies including paid and incurred loss development, the Bornhuetter-Ferguson incurred loss method and frequency and severity approaches.

            Loss and loss expenses are charged to income as they are incurred. This includes loss and loss expense payments and any changes in reported and IBNR reserves. During the loss settlement period, additional facts regarding claims are reported. As these additional facts are reported, it may be necessary to increase or decrease the unpaid losses and loss expense reserves. The actual final liability may be significantly different than prior estimates.

            Claims relating to property catastrophe and property risk excess treaties are generally reported within approximately twenty four months from the date of occurrence.

            The Company’s net unpaid loss and loss expense reserves broken down by operating segment at December 31, 2002 was as follows:

(U.S. dollars in millions)

Insurance	$4,771
Reinsurance	3,588
Financial products and services	36

Net unpaid loss and loss expense reserves	$8,395

            The following table shows the net unpaid loss and loss expense reserves for the Company at December 31, 2002 by line of business:

(U.S. dollars in millions)

Casualty insurance	$3,169
Casualty reinsurance	1,611
Property insurance	903
Property catastrophe reinsurance	257
Other property reinsurance	658
Marine and aviation reinsurance and insurance	996
Other (1)	801

Total	$8,395

______________

(1)	Consists of several products, including accident and health, financial guarantee, political risk, surety and bonding.

            The total net unpaid loss and loss expense reserves includes both reported and IBNR reserves. IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. The outcomes of the Company’s actuarial reviews, consistent with historical practice, will either provide (i) a single point estimate that is management’s best estimate or (ii) a range of reserve estimates. The Company considers a ‘best estimate’ to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures. For the majority of the Company’s actuarial reviews, a single point reserve representing management’s best estimate is recorded. The Company’s actuaries utilize one set of assumptions in determining its single point estimate. These assumptions include loss development factors, loss ratios, reported claim frequency and severity. These reviews and documentation are completed in accordance with professional actuarial standards appropriate to the jurisdictions where the business is written. The selected assumptions reflect the actuary’s judgment based on historical data and experience. In all other instances, a range of reserve estimates is calculated. At December 31, 2002, in those instances in which a range was calculated, the Company’s loss reserve estimates were at the mid-point of those ranges.

            The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above for which a range of estimates was provided at December 31, 2002, as well as the recorded estimate of reserves for those lines of business for which a point estimate was established:

(U.S. dollars in millions)

	Recorded	High	Low

Casualty insurance	$1,125	$1,223	$1,027
Property insurance	140	150	130
Property catastrophe reinsurance	218	235	201
Other property reinsurance	234	254	214
Marine and aviation reinsurance and insurance	110	121	99
Other	216	256	176

Total utilizing range estimates	$2,043

Lines utilizing single point estimates	$6,352

Total	$8,395

            As at December 31, 2002, the Company’s total net unpaid loss and loss expense reserve was the sum of the single point estimates and the mid-point of the range for those lines in which a range was provided. The Company does not have a range for its total net unpaid loss and loss expense reserves. Moreover, it would not be appropriate to add the ranges for each line of business to obtain a range around the Company’s total reserves because this would not reflect the diversification effects across the Company’s various lines of business. The diversification effects result from the fact that losses across the Company’s different lines of business are not completely correlated.

            Certain aspects of the Company’s casualty operations complicate the actuarial process for establishing reserves. Casualty business written by the Company’s insurance operations is high layer excess casualty business, meaning that the Company’s liability is after large deductibles including self insurance or insurance from sources other than the Company. The Company commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by the Company for this type of business was largely judgmental and based upon the Company’s own reported loss experience which was used as basis for determining ultimate losses, and therefore IBNR reserves. Over time, the amount of available historical loss experience data of the Company has increased. As a result, the Company has obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

            Reinsurance operations by their nature add further complications to the reserving process in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. This period can be as long as thirty years for casualty reinsurance business written. As a result, more judgment is used to establish reserves for ultimate claims in the Company’s reinsurance operations.

            See further discussion within the Company’s operating segments for prior year development of loss reserves.

            The Company’s three types of reserve exposure with the longest tails are:

(1)	high layer excess casualty insurance;

(2)	casualty reinsurance; and

(3)	discontinued asbestos and long-tail environmental business.

            High layer excess casualty claims typically involve claims relating to (i) a “shock loss” such as an explosion or transportation accident causing severe damage to persons and/or property over a short period of time, (ii) a “non-shock” loss where a large number of claimants are exposed to injurious conditions over a longer period of time, such as exposure to chemicals or pharmaceuticals or (iii) a professional liability loss. In each case, these claims are ultimately settled following extensive negotiations and legal proceedings. This process can typically take 5 to 15 years following the date of loss.

            Set forth below is information regarding the numbers and amounts of claims for high layer excess casualty insurance for December 31, 1999 through December 31, 2002:

Number of claims reported as of December 31, 1999	80

Number of claims reported during 2000	24

Number of claims reported during 2001	19

Number of claims reported during 2002	22

Number of claims reported as of December 31, 2002	145

(U.S. dollars in millions)

Cumulative claims paid as of December 31, 1999	$1,711

Amount of claims paid during 2000	$475

Cumulative claims paid as of December 31, 2000	$2,186

Amount of claims paid during 2001	$126

Cumulative claims paid as of December 31, 2001	$2,312

Amount of claims paid during 2002	$539

Cumulative claims paid as of December 31, 2002	$2,851

            As at December 31, 2002, the Company’s reported claims for its high layer excess casualty business were 32 shock losses, 50 non-shock losses and 63 professional liability losses.

            With respect to casualty reinsurance, the reserving methods generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, detailed claim information for this line of business is not available.

            With respect to discontinued asbestos and long-tail environment business, see Item 8, Note 10 to the Consolidated Financial Statements. This business had been previously written by NAC prior to its acquisition by the Company.

            Except for certain workers’ compensation and long term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 7%. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. A 1% reduction in the interest rate would increase unpaid loss and loss expense reserves and net incurred loss and loss expenses by approximately $22.0 million based on the current estimated amount and payout of the liabilities. See Item 8, Note 10 to the Consolidated Financial Statements.

            The establishment of unpaid loss and loss expense reserves also includes the estimation of related reinsurance recoverables. Due to the size of the gross losses arising from the September 11 event and the effect on the reinsurance industry, the Company, in addition to its normal review process, further analyzed the recoverability of these assets. In addition to the potential effect of the non recoverability of these assets from reinsurers disputing claims, the reinsurance market in general has experienced significant capital erosion as a result of underwriting and investment losses. Accordingly, there is greater uncertainty regarding recoverability due to the reinsurers’ ability to pay. See “Financial Condition and Liquidity” and Item 8, Note 11 to the Consolidated Financial Statements for further information.

2)	Future Policy Benefit Reserves

            Future policy benefit reserves relate to the Company’s life operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Uncertainties such as interest rate volatility and the accuracy of mortality tables make it difficult to estimate the ultimate benefit payments.

            Most of the Company’s future policy benefit reserves relate to annuity portfolio reinsurance contracts under which the Company makes annuity payments throughout the term of the contract for a specified portfolio of policies. For certain of these contracts, a single premium is paid at inception of the contract by way of a transfer of cash and investments to the Company.

            The reserving methodology for these annuity portfolio reinsurance contracts is described in Financial Accounting Standard (“FAS”) 60 as amended by FAS 97. These contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Liabilities for future policy benefit reserves are established in accordance with the provisions of FAS 60.

            Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e. mortality and interest). Provisions for adverse deviation are sufficient to cover reasonable deviations from the best estimated outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2002, 2001 and 2000, there were no adjustments to the locked-in assumptions for any of these contracts.

            The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $2.1 billion at December 31, 2002. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile.

            As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions, that amounted to approximately $60.0 million at December 31, 2002. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately 0.3%-0.4% if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

3)	Deposit Liabilities

            The Company has entered into certain contracts with cedants that transfer insufficient risk to be accounted for as insurance or reinsurance transactions. The Company uses a conservative portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. For these contracts, the initial deposit liability equals the cash received at inception. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the ‘best estimates’ of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. This is a function of the ultimate size of such losses, the impact of the contractual limits upon indemnification of such losses, and the underlying loss settlement process which determines the timing of payments. An increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The Company has not had any significant change in these assumptions during the last three years ended December 31, 2002.

            Interest expense of $65.9 million, $47.9 million and $38.4 million was recorded related to the accretion of the deposit liabilities for the years ended December 31, 2002, 2001 and 2000, respectively. For some of the Company’s deposit liabilities the accretion rate is recorded at its contractual limit. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $8.5 million on an annualized basis.

4)	Derivative Instruments and Weather and Energy Derivatives

            The Company records all derivative instruments and weather derivatives at fair value. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period.

            For further information regarding sensitivity analysis see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

            The Company amended the presentation of its derivative transactions in the consolidated statement of income in 2002 to include the change in fair value of all of its derivative transactions in one line item under “net realized and unrealized gains and losses on derivative instruments”. Previously, certain components of the change in fair value were reported in net premiums earned, net losses and loss expenses incurred, fee and other income and net realized and unrealized gains and losses on derivative instruments. There was no effect on net income for this change and prior period results have been reclassified to reflect this change.

            The Company conducts activities in three main types of derivative instruments: credit default swaps, weather and energy derivatives and investment related derivative instruments. The estimate of fair value for credit default swaps and weather and energy derivatives requires management’s judgment. These are discussed below:

a)	Credit default swaps

            The Company enters into credit default swaps in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. In determining fair value, management differentiates between investment and non investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. Installment premiums are also considered in the determination of discounted net cash flows. For credit default swaps that are non investment grade, the Company uses an alternative fair value methodology. The fair value is determined using a model developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Other elements of the change in fair value are based upon pricing established at the inception of the contract. The change in this fair value resulting from movements in credit spreads is unrealized as the credit default swaps are not traded to realize this value. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for sensitivity analysis.

b)	Weather and Energy Derivatives

            Weather and energy derivatives are recorded at fair value with the changes in fair value included in “net realized and unrealized (losses) gains on derivative instruments.” Fair value is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models using consistent statistical methodologies. Estimating fair value of instruments which do not have quoted market prices requires management judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in interest rates and other market factors. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for sensitivity analysis.

5)	Other Than Temporary Declines In Investments

            The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

            With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. Day to day management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.

            As mentioned above, the Company considers its intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive cash flow from its operations where it can generate sufficient cash flow in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash from operating activities was $3.0 billion and $1.4 billion for 2002 and 2001, respectively.

            There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.) future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure, accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is not other than temporary and hence a security’s value is not written down at that time, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “—Investment Activities - Unrealized Losses on Investments” for further information.

             The Company’s investments in non-traded securities consist of investments over which the Company has significant influence over the operations and which investments are accounted for under the equity method of accounting in accordance with the guidance provided in Accounting Pronouncement Bulletin (“APB”) 18, “Equity Method of Accounting for Investments in Common Stock”. These investments consist of closed end investment funds, limited partnerships and similar investment vehicles and strategic insurance and other operating affiliates. The Company also has other investments in non-traded securities for which the Company does not have significant influence over the operations. Fair values of non-traded securities are estimated by management based upon financial information received and the application of management’s judgment.

            See further information under “Investment Activities.”

6)	Income Taxes

            The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has capitalized net operating tax losses of $296.0 million against which a valuation allowance of $50.6 million has been established. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. The Company has exceeded its previous forecast for tax purposes for these entities in 2002 and currently anticipates exceeding these forecasts in 2003. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the taxable income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See further information under “—Other Revenues and Expenses” and Item 8, Note 24 to the Consolidated Financial Statements.

7)	Intangible Assets

            Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangibles asset and amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2002, intangible assets were $1.7 billion of which approximately $1.4 billion and $300.0 million related to the Company’s reinsurance and insurance segments, respectively.

            See “—Other Revenue and Expenses” for further information.

8)	Winterthur International Acquisition

            In connection with its acquisition of Winterthur International in July 2001 in all cash transaction, the Company has recorded a total recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $645.7 million at December 31, 2002 based on provisions of the sale and purchase agreement between the parties (“SPA”).

            The Company paid to the Seller $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price is subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001 (the “Completion Financials”). By the terms of the SPA, the Seller is required to deliver the Completion Financials to the Company but has not done so to date. The Company expects the Seller to deliver the Completion Financials later in 2003 or to agree with the Seller to an alternative method for determining the final purchase price. See Item 8, Note 6 (c) to the Consolidated Financial Statements for further information.

            The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. See “Financial Condition and Liquidity” for further information. The SPA provides for arbitration should the Seller and the Company disagree on the final amounts due thereunder. In the event such arbitration is commenced in the future, the Company may recognize an impairment if the amount determined to be due to the Company in such arbitration was less than the carrying value of the SPA recovery balance deemed due from the Seller. An impairment also may result in the event that the Company and the Seller agree on an amount that is less than the amount shown as a recovery in the Company's financial statements or to the extent that any amount proves to be uncollectible from the Seller for any reason.

Results of Operations

            The following table presents an after-tax analysis of the Company’s net income (loss) available to ordinary shareholders and a reconciliation of net income (loss) available to ordinary shareholders to net operating income (loss) for the years ended December 31, 2002, 2001 and 2000 :

(U.S. dollars in thousands, except per share amounts)

	2002	2001	2000

Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352

Earnings (loss) per ordinary share—basic	$2.92	$(4.55)	$4.07
Earnings (loss) per ordinary share—diluted (1)	$2.88	$(4.55)	$4.03
Weighted average number of ordinary shares and ordinary share equivalents—Basic	135,636	126,676	124,503
Weighted average number of ordinary shares and ordinary share equivalents—Diluted (1)	137,388	126,676	125,697

Reconciliation of net income (loss) to net operating income (loss):

Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352
Net realized losses (gains) on investments	214,160	93,237	(45,090)
Tax effect on net realized gains and losses on investments	22,335	5,536	(12,849)
Net realized and unrealized losses (gains) on derivative instruments	51,761	(11,768)	(21,405)
Net realized and unrealized gains on weather and energy risk management derivatives	16,607	16,556	—

Net operating income (loss) (2)	$700,814	$(472,574)	$427,008

______________

(1)	Average stock options outstanding have been excluded where anti-dilutive to earnings per ordinary share.

(2)	Net operating income (loss) is a non-GAAP measure. Net operating income (loss) is net income (loss) available to ordinary shareholders, excluding net realized gains and losses on investments and net realized and unrealized gains and losses on all derivatives (except for gains and losses on weather risk management derivatives). These items are excluded because they are not considered by management to be relevant indicators of the trends in the Company’s core business operations, but rather of the investment and credit markets in general. Management believes that the presentation of net operating income (loss) provides useful information regarding the Company’s results of operations because it follows industry practice and enables investors and analysts to make performance comparisons with the Company’s peers in the insurance industry. This measure may not however be comparable to similarly titled measures used by companies outside of the insurance industry. Investors are cautioned not to place undue reliance on this item in assessing the Company’s overall financial performance. For 2002 and 2001, the Company had net realized losses on investments and derivative instruments, of $265.9 million and $81.5 million, respectively, as a result of the significant declines in the investment and credit markets and these losses are not included in the calculation of net operating income or loss.

            Net income increased significantly in 2002 as compared to 2001 primarily due to net losses arising from the September 11 event which reduced net income in 2002 by $200.0 million and in 2001 by $796.0 million. Losses were mainly incurred on the property, aviation, personal accident and business interruption lines. Both the insurance and reinsurance segments were affected by this event. In the second quarter of 2002, the Company increased loss reserves by $200.0 million following the receipt of updated loss information. Due principally to the complexity of the claims and inherent lag in reporting from insureds and cedants, management believed it was necessary to increase the estimate for ultimate losses related to this event. This increase included $127.0 million related to the reinsurance segment, primarily due to higher business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund in the reinsurance segment. The remaining $73.0 million primarily comprised a loss in the accident and health book of the Company’s Lloyd’s operations in the insurance segment.

            In addition, net losses incurred in the year ended December 31, 2002 and 2001 included net adverse prior year loss development of $400.0 million (including $200.0 million related to the September 11 event discussed above) in 2002 and $175.0 million in 2001. In the year ended December 31, 2000, the Company had net favorable prior year loss development of $395.0 million. In addition, there were relatively fewer catastrophic loss events in 2002 and 2000 as compared to 2001. These are discussed within each of the Company’s operating segments below.

            In 2000, the Company incurred after-tax charges of $124.6 million, which included certain reserve adjustments together with employee severance charges and other costs associated with the realignment of the Company’s operations and the discontinuation of certain business lines. These charges affected the underwriting results across the Company’s insurance and reinsurance segments.

            Net income in 2002 and 2001 was reduced by net realized losses on investments of $214.2 million and $93.2 million, respectively. The net realized losses in 2002 and 2001 included a loss of $251.5 million and $115.5 million, respectively relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments. The total amount of an other than temporary decline in value in 2002 related to $144.3 million on fixed income investments, $77.8 million on equity securities and $29.4 million on other investments. Of the decline in value of fixed income and equity securities considered to be other than temporary in 2002, approximately 44% was due to investments in the communications sector. The total amount of an other than temporary decline in value in 2001 related to $66.5 million on fixed income and equity investments and $49.1 million on other investments. The significant circumstances that contributed to these realized losses in 2002 and 2001 included the high level of distress and default in the telecommunications sector, the Enron Corp. bankruptcy, the alleged fraud related to WorldCom Inc. and Adelphia Communication Corp. and a general rise in corporate defaults across other sectors in response to the general decline in the United States and elsewhere. In 2000, the Company had net realized investment gains of $45 million. This is discussed further under “—Investment Activities”.

            The Company issued 9.2 million ordinary shares on November 7, 2001, which did not significantly dilute the weighted average ordinary shares outstanding for 2001. During 2002, the weighted average ordinary shares increased significantly as a result of these shares being in issue for the full year.

            In 2003, the Company plans to record stock option expense for options granted subsequent to January 1, 2003 in accordance with Financial Accounting Standards (“FAS”) 123, as amended by FAS 148. The Company expects adoption of this statement will be to reduce net income. However, the final determination of this cost is dependent upon a number of factors including, but not limited to, the number of options granted and the volatility of the Company’s share price and their related effect on the Black-Scholes valuation. The cost will be amortized over the vesting period. (Currently, the Company’s options have a four year vesting period). The stock option expense could increase in 2004, 2005 and 2006 if new options are granted in those years, due to the cumulative effect of inclusion of options granted in the preceeding four years, as applicable.

Segments

            The Company is organized into three underwriting segments—insurance, reinsurance, and financial products and services—and a corporate segment, which includes the investment operations of the Company. See Item 1 and Item 8, Note 3 to the Consolidated Financial Statements for further information.

Insurance Operations

            The following table summarizes the underwriting profit for this segment (U.S. dollars in thousands):

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

General:
Net premiums earned	$2,832,298	66.5%	$1,700,802	56.9%	$1,084,330
Fee income and other	36,717	100.0%	18,358	NM	1,066
Net losses and loss expenses	1,771,982	21.3%	1,461,304	91.5%	763,270
Acquisition costs	478,548	39.4%	343,247	44.8%	237,121
Operating expenses	380,901	89.7%	200,745	63.4%	122,856
Exchange (gains) losses	(56,515)	NM	8,122	NM	(8,330)

Underwriting profit (loss)	$294,099	NM	$(294,258)	NM	$(29,521)

Net (loss) gain on credit default swaps	$(16,241)	NM	$8,109	NM	$—

______________

NM=	Not Meaningful

            Effective July 1, 2001, the insurance segment included the results of Winterthur International and the effects thereof should be considered when making period to period comparisons.

            Net premiums earned by Winterthur International operations, were $779.5 million in 2002 as compared to $353.1 million in 2001. This increase is due to a full year of net earned premiums included in 2002, an increase in premium rates and the renewal of some business previously written by the Company’s other insurance operations. Excluding the effect of Winterthur International, net premiums earned increased in the year ended December 31, 2002 over 2001 primarily due to significant price increases, new business written and an increase in net retention of business written. The increase in net premiums earned was across all lines of business, particularly in the aviation and professional liability lines. Pricing began to increase in 2001 and was due to a market turnaround following five years of poor underwriting performance throughout the property and casualty industry and these price increases were further compounded by the September 11 event. Partially offsetting this increase in net premiums earned is the effect of the Company exiting program business at its Lloyd’s operations and specialty workers’ compensation business in the U.S. with effect from January 1, 2002. Net premiums earned are expected to increase on all lines in 2003 mainly due to the growth in net premiums written during 2002.

            Excluding the effect of Wintherthur International, net premiums earned increased in 2001 as compared to 2000 also due to new business written and price increases. This was partially offset by certain business discontinued in 2000. Net premiums earned by Winterthur International in 2001 were approximately $353.1 million.

            Fee income and other increased in 2002 as compared to 2001 due primarily to approximately $21.0 million of contingent income received in the fourth quarter of 2002 that related to the sale in 1999 of the motor business written by the Company’s Lloyd’s syndicates. This was partially offset by a decrease in the amount of fee income received in 2002 related to Winterthur International for the provision of consulting and administration services for employee benefit plans of unrelated companies. Fee income and other increased in 2001 over 2000 due to Winterthur International for these services that generated $9.1 million of income in 2001. Due to the one-off nature of the contingent income discussed above, fee income and other is expected to decline in 2003.

            The Company began to write structured credit default swaps at primary layers in this segment in 2001. Credit default swaps are derivative transactions and the change in the fair value is included in net realized and unrealized gains and losses on derivatives. The change in fair value was a loss of $16.2 million and a gain of $8.1 million in 2002 and 2001, respectively. The loss in 2002 relates primarily to an increase in credit events reported in the year, in line with a deterioration of the credit markets in general. The Company has amended the presentation of the results of operations for its credit default swap transactions. The change in fair value of these credit default swap transactions is now included in net realized and unrealized gains and losses on derivative instruments. Previously the change in fair value was reported in net premiums earned, net losses and loss expenses incurred and net realized gains and losses on derivatives. Prior period amounts have been reclassified to conform with the current year presentation.

            The increase in the underwriting profit in 2002 over 2001 and reduction in 2001 over 2000 is reflective of the loss and loss expense ratios as shown below. The following table presents the ratios for this segment for each of the three years ended December 31:

	2002	2001	2000

Loss and loss expense ratio	62.6%	85.9%	70.4%
Underwriting expense ratio	30.3%	32.0%	33.2%

Combined ratio	92.9%	117.9%	103.6%

            The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

            The loss ratio was lower in the year ended December 31, 2002 as compared to 2001 due primarily to a relatively lower level of current year loss activity, a change in the mix of business where growth in premium earned has occurred for certain lines that had a relatively lower loss ratio as compared to other lines written in the segment, and the positive effect of pricing increases across most lines written. Current year loss activity in 2001 included $317.9 million of net losses incurred relating to the September 11 event. The lower current year loss activity in 2002 as compared to 2001 was partially offset by adverse net prior year loss development in 2002 as opposed to favorable prior year loss development in 2001. The following tables present the prior year adverse or favorable development of the Company’s gross and net loss and loss expense reserves for its insurance operations:

(U.S. dollars in millions)

Gross	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$7,834	$3,046	$2,980
Net adverse (favorable) development of those reserves during the year	54	69	(409)

Unpaid losses and loss expense reserves re-estimated one year later	$7,888	$3,115	$2,571

Net	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$4,680	$2,457	$2,386
Net adverse (favorable) development of those reserves during the year	28	(78)	(456)

Unpaid losses and loss expense reserves re-estimated one year later	$4,708	$2,379	$1,930

            During 2002, the Company’s net adverse prior year development of $28 million was comprised of an increase in loss reserves of $73 million relating to the September 11 event that was partially offset by a net decrease in the other reserves of $45 million.

            The increase in 2002 in the estimate of the ultimate losses relating to the September 11 event of $73 million related primarily to the accident and health business written in the Company’s Lloyd’s operations. The Company had originally recorded ultimate losses for the September 11 event in the insurance segment of $318 million in 2001 based on management’s best estimate at that time. This best estimate was based on an analysis which had been performed to attempt to identify all possible claims and to analyze the magnitude of the potential loss. However, the September 11 event was estimated to have caused the largest man-made insured event in the history of the insurance industry, which made such estimation inherently difficult. In addition, because the timing of the event was relatively close to the end of the year, much of the information received by the Company at that date was preliminary. The increase in the loss reserves occurred in the second quarter of 2002 after the Company received additional information from policyholders with regard to claims relating to their insured employee casualties, including estimates of benefits payable under U.S. workers’ compensation statutes. Following receipt of this new information, the Company completed an additional review of the reserves for this line of business. As a result of this review, management increased the ultimate loss reserves for this loss event.

            The net unpaid loss and loss expense reserves for the other insurance reserves at the beginning of 2002 was $4.4 billion. During 2002, the Company decreased the estimate of these reserves by a net amount of $45 million, consisting of a decrease in reserves relating to the excess casualty insurance business of $114 million partially offset by increases in prior year reserves for satellite lines of $30 million and other casualty insurance lines of $39 million. Estimated ultimate loss reserves were reduced for excess casualty insurance based upon lower than expected actual reported loss experience for business written in years 1997 and prior. A lack of available industry data resulted in more actuarial judgment being involved in establishing IBNR loss reserves for this line of business in the earlier years. Estimated loss reserves are then regularly updated to take into account actual claims reported. The adverse development experienced in the satellite lines was due to several satellite malfunctions that caused an increase in actual reported loss activity that was greater than expected. The adverse development for the other casualty lines was for business written in 1999 through 2001. In these years, premium rates for casualty business had declined due to competitive market pressures and in 2002, there was an increase in the size of claims reported that was higher than expected.

            The Company did not change its methodology or key assumptions used in 2002 to determine ultimate loss reserves for this or any other line of insurance business written.

            During 2001 and 2000, the net favorable prior year loss development of $78 million and $456 million, respectively, related principally to the Company’s excess casualty insurance business. 2001 favorable development related to business written in 1994 through 1997. Favorable development in 2000 related to business written in 1993 through 1998. Similar to 2002, favorable development was due primarily to judgment required in establishing reserves for this line of business due to the lack of industry data available as described above. The Company did not change its methodology or key assumptions for this business in either 2001 or 2000.

            While the Company has experienced favorable development in the high layer excess casualty lines for the last several years, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

            Excluding the effect of September 11, 2001, the loss ratio in 2001 was 66.7% as compared to 70.4% in 2000. In 2000, net incurred losses included $33.5 million relating to an intercompany stop loss arrangement with a subsidiary in the reinsurance segment. There was no such arrangement in place in 2002 or 2001. Partially offsetting this decrease was other significant current year loss events in 2001 including the Toulouse, France petrochemical plant explosion and the airport loss event in Sri Lanka, totaling approximately $19.0 million. There were no significant catastrophic loss events for this segment in the year ended December 31, 2000.

            Business written by Winterthur International in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105% under the Sale and Purchase agreement with the seller. See Item 8, Note 6(c) to the Consolidated Financial Statements.

            The decrease in the underwriting expense ratio in 2002 over 2001 is due to a reduction in the acquisition expense ratio that has been partially offset by an increase in the operating expense ratio. The acquisition expense ratio has decreased due to a change in the mix of business earned where there has been an increase in certain lines which typically carry a lower commission and brokerage cost. In addition,

2001 net premiums earned were reduced by $25.3 million related to the September 11 event that contributed to higher ratios in 2001. Operating expenses include $181.6 million and $69.8 million in 2002 and 2001 respectively, relating to the operations of Winterthur International. This increase reflects a full year of Winterthur International’s results in 2002 as well as costs associated with the building and integration of their infrastructure. In addition, 2002 was also affected by an increase in operating expenses at the Company Lloyd’s operations where the Company now owns 100% of the syndicate capacity.

            The underwriting expense ratio decreased slightly in 2001 as compared to 2000 due primarily to the effect of purchase accounting treatment on the acquisition costs of Winterthur International which reduced acquisition expenses in 2001 by $19.3 million. Had an historical level of deferred acquisition costs been amortized, the expense ratio for the segment would have been 33.2% in 2001 which is the same as the ratio in 2000.

            Exchange gains of $56.5 million in 2002 were primarily due to a decline in the value of the U.S. dollar against U.K. sterling and Swiss franc in those operations that have monetary assets and liabilities denominated in these foreign currencies. With the acquisition of Winterthur International, the Company now has a substantial European platform and therefore is further exposed to foreign currency exchange rate movements. The Company is currently reviewing alternative strategies to mitigate its currency risk.

Reinsurance Operations

Reinsurance – General Operations

            The following table summarizes the underwriting results for the general operations of this segment (U.S. dollars in thousands):

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Net premiums earned	$2,066,775	100.7%	$1,029,618	11.0%	$927,195
Fee income and other	11,201	256.0%	(7,180)	(226.8)%	(2,197)
Net losses and loss expenses	1,557,065	9.0%	1,428,772	115.4%	663,173
Acquisition costs	454,300	55.5%	292,069	18.1%	247,352
Operating expenses	109,796	26.0%	87,169	(14.7)%	102,132
Exchange (gains) losses	(23,787)	NM	4,062	5.0%	3,868

Underwriting loss	$(19,398)	NM	$(789,634)	NM	$(91,527)

            Underwriting results for the year ended December 31, 2001 were significantly affected by the September 11 event. Net premiums earned increased in 2002 as compared to 2001 due primarily to new business growth and significant price increases across most lines of business written in 2002 and 2001, notably casualty and property lines. In addition, 2002 includes net premiums earned of $241.5 million relating to Le Mans Ré where the Company acquired a majority ownership and was therefore consolidated with the Company’s financial results, with effect from January 1, 2002. Significant pricing increases were due to a market turnaround following five years of poor underwriting performance throughout the property and casualty industry. These pricing increases were further compounded by the September 11 event. Also, net premiums earned in 2001 were negatively impacted by $120.4 million of net reinstatement premiums related to the September 11 event. See Item 8, Note 4 to the Consolidated Financial Statements for further information. Net premiums earned are expected to increase on all lines in 2003 mainly due to the growth in net premiums written during 2002.

            Net premiums earned in 2001 increased over 2000 due to additional premiums earned, primarily on property lines, from increased premium rates and new business written. This was partially offset by the net reinstatement premiums resulting from the September 11 event, mentioned above.

            Fee income and other in 2002 relates primarily to the earning of fees on two deposit liability contracts that were commuted in the second and third quarters of 2002. Fee income and other in 2001 and 2000 was negative due to non-underwriting costs for an outward reinsurance contract. Due to the one-off nature of the income discussed above, fee income and other is expected to decline in 2003.

             The following table presents the underwriting ratios for this segment:

	2002	2001	2000

Loss and loss expense ratio	75.3%	138.8%	71.5%
Underwriting expense ratio	27.3%	36.8%	37.7%

Combined ratio	102.6%	175.6%	109.2%

            The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

            The loss ratio was lower in the year ended December 31, 2002 as compared to 2001 due primarily to a relatively lower level of current year loss activity and the positive effect of pricing increases across most lines written. Current year loss activity in 2001 included $442.1 million of net losses incurred relating to the September 11 event.

            The following tables present the adverse prior year development of the Company’s gross and net loss and loss expense reserves for its reinsurance general operations:

(U.S. dollars in millions)

Gross	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$3,947	$2,614	$2,382
Net adverse (favourable) development of those reserves during the year	504	381	306

Unpaid losses and loss expense reserves re-estimated one year later	$4,451	$2,995	$2,688

Net	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$2,467	$1,863	$2,145
Net adverse (favourable) development of those reserves during the year	385	253	61

Unpaid losses and loss expense reserves re-estimated one year later	$2,852	$2,116	$2,206

            During 2002, the Company’s prior year estimate of the year-end 2001 net reserve increased by $385 million. This increase was comprised of an increase of $127 million related to the September 11 event and an increase of $258 million for all other reinsurance reserves.

            The increase in estimate for the September 11 event of $127 million related primarily to higher than originally estimated business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund. The increase in estimate was recorded in the second quarter of 2002 following an analysis of additional new information received from the Company’s ceding companies with regard to their increased estimates of claims relating to their exposures to the September 11 event. During 2001, the Company had recorded incurred losses for the September 11 event for its reinsurance operations of $442 million. Due to the size and complexity of the loss and the time lag in ceding companies reporting the information to the Company, establishing reserves for this loss within a short time period was difficult.

            The increase in estimate for all other reinsurance reserves in 2002 of $258 million related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses in years prior to 1985. This increase was partially offset by decreases in estimates for losses related to business written in 1985 through 1996 in these same lines of business. The reporting and settlement period for reinsurance casualty business is relatively long and, in some cases, can be up to 30 years or more from the inception date. Moreover, reporting and settlement patterns can vary significantly from year to year. During the years 1998 through 2000, competitive market pressures on pricing caused premium rates for excess casualty business to decline industry wide. For these calendar years, there has been an increase in the number and size of claims reported in 2002 as a result of recent increases in court filings and settlements. This increase has caused the Company to increase its estimated ultimate reserves for this business. The Company did not change its methodology or key assumptions for determining ultimate loss reserves in 2002.

            The Company updated its assumptions for asbestos loss reserves in 2002 to take account of an increase in 2002 in the number and size of the ultimate asbestos claims that the Company anticipates on the policies underwritten during the years 1972 through 1985. These changes were based on recent increases in court filings and settlements on behalf of asbestos claimants and bankruptcies of asbestos defendants which tend to shift liabilities to other parties. The Company’s increase of $30 million in 2002 increased its total net reserves for asbestos and environmental exposures to $66 million, which was below 1% of the Company’s total unpaid loss and loss expenses at December 31, 2002.

            The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

            As of December 31, 2002, the Company had approximately 537 open claim files for potential asbestos exposures and 515 open claim files for potential environmental exposures on business written prior to 1986. Approximately 44% of the open claim files for both 2002 and 2001 and 45% for 2000 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2000	374	613
New claims reported in 2001	122	33
Claims resolved in 2001	43	103

Total number of claims outstanding at December 31, 2001	453	543
New claims reported in 2002	117	42

Claims resolved in 2002	33	70
Total number of claims outstanding at December 31, 2002	537	515

            The Company’s exposure to asbestos and environmental claims arise from policies written, both on a proportional and excess basis, after 1972. The Company discontinued writing policies with these exposures in 1985. Business written was across many different policies each with a relatively small contract limit. The Company’s recently reported asbestos claims related to both traditional products and premises and operations coverage.

            The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures is less than 1% of the total net reserves at December 31, 2002, further adverse development is not expected to be material to the Company’s overall net loss reserves. See Item 8, Note 10 to the Consolidated Financial Statements for further information.

            The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

            During 2001 and 2000, the Company’s prior estimate of the year-end net reserves increased by $253 million and $61 million, respectively. The increase in 2001 related principally to loss estimates for losses occurring in 1998 through (and including) 2000. The increase in 2000 related principally to loss estimates for losses occurring in 1997 through (and including) 1999. Both years’ increases related to the Company’s casualty reinsurance business. The reasons were the same as those explained above. The Company did not change its methodology or key assumptions in 2001 or 2000. This adverse development was due to an increase in the size and frequency of the reported claims for these lines that was greater than previously expected in the underlying loss reporting patterns used to estimate ultimate losses.

        The Company has experienced adverse development in the casualty reinsurance business for the last several years and there can be no assurance that conditions and trends that have affected the development of liabilities in the past will not continue.

            The loss and loss expense ratio in 2001 was also affected by the negative impact of the reinstatement premiums on net premiums earned related to the September 11 event as noted above. In 2002, current year net losses incurred included $30.0 million for the European Floods while in 2001 other current year loss events, excluding the September 11 event, totaled approximately $93.0 million. This included the Sri Lanka airport loss, Tropical Storm Allison, the Petrobras oil rig loss in Brazil and the Toulouse, France petrochemical plant explosion. Property catastrophe business has loss experience that is generally categorized as low frequency but high severity in nature. This may result in volatility in the Company’s financial results for any fiscal year or quarter.

            The 2001 loss ratio excluding the September 11 event would have been 85.8% as compared to the loss ratio in 2000 of 71.5%. The higher loss ratio was mainly due to net adverse development described above. Current year loss events in 2000 totaled approximately $95.0 million, which included an oil refinery loss in Kuwait, several satellite losses and the Singapore Airlines loss.

            The underwriting expense ratio in 2001 was also affected by the negative impact of the September 11 event reinstatement premiums on net premiums earned. Excluding the effect of the reinstatement premiums the underwriting expense ratio would have been 33.0% in 2001 as compared to 27.3% in 2002. The reduction in the underwriting expense ratio is due primarily to a change in the mix of business in net premiums earned where certain lines have a lower commission rate and also due to the growth in net premiums earned being greater than the growth in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned, particularly where they are due to price changes. Partially offsetting this is a reduction in 2001 of approximately $7.0 million related to certain compensation expenses accrued in previous years. This is the main reason for the decrease in the underwriting expense ratio, excluding the September 11 event in 2001 as compared to 2000.

            Exchange gains in 2002 of $23.8 million were mainly attributable to a decline in the value of the U.S. dollar against U.K. sterling and the Euro in those operations that write business globally. The Company’s European operations have expanded due to the consolidation of the results of Le Mans Ré. The Company is currently reviewing alternative strategies to mitigate its currency risk.

Reinsurance – Life Operations

            The following table summarizes the net income (loss) from life operations of this segment (U.S. dollars in thousands):

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Net premiums earned	$980,387	40.9%	$695,595	NM	—
Fee income and other	2	NM	—	—	—
Claims and policy benefits	1,027,981	47.1%	698,675	NM	—
Acquisition costs	12,839	NM	—	—	—
Operating expenses	5,844	NM	—	—	—
Net investment income	91,451	NM	—	—	—

Net income (loss)	$25,176	NM	$(3,080)	NM	—

            Life premiums earned in 2002 included a large contract written in the third quarter of 2002 consisting of a U.K. portfolio of annuities. This contract increased net premiums earned and claims and policy benefits by $762.7 million and $776.8 million respectively. In the fourth quarter of 2001, the Company wrote another large contract of European annuities for $549.3 million of net premium earned and policy benefits. The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely be irregular.

            Excluding these large contracts, net premiums earned in life reinsurance increased in 2002 over 2001 as the Company has expanded its life reinsurance operations and also due to life reinsurance business written by Le Mans Ré. The life operations included $32.3 million of net premiums earned on life business from Le Mans Ré, which was included as a consolidated subsidiary with effect from January 1, 2002.

            Net investment income is included in the calculation of net income from life operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related future policy benefit reserves is included in claims and policy benefits.

Financial Products and Services Operations

Financial Products and Services – General Operations

            The following table summarizes the underwriting results for this segment (U.S. dollars in thousands):

General:	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Net premiums earned	$67,745	82.5%	$37,113	56.5%	$23,715
Fee income and other	7,043	NM	7,069	NM	—
Net losses and loss expenses	(1,732)	(111.4)%	15,155	147.8%	6,116
Acquisition costs	9,644	158.6%	3,730	181.9%	1,323
Operating expenses	61,543	45.1%	42,404	41.5%	29,969
Exchange losses	8	NM	—	—	—

Underwriting profit (loss)	$5,325	NM	$(17,107)	(24.9)%	$(13,693)

Net (losses) gains on credit default swaps	$(29,896)	8.6%	$(27,535)	NM	$15,924

Net gains (losses) on weather and energy risk management contracts	$16,607	NM	$16,556	NM	$—

            Net premiums earned in 2002 increased compared to 2001 and 2000 due to an increase in net premiums written in 2002 and 2001 related to an expansion of the financial guaranty business. In 2002 and 2001, financial guaranty business included primary and secondary municipal portfolios, asset-backed securities, structured finance transactions and reinsurance assumed. In 2000, most of the business was treaty business assumed from one financial guaranty company. Net premiums earned in 2002 also included $5.1 million related to weather risk management products written in insurance form as compared to $4.5 million in 2001.

            Fee income and other in 2002 and 2001 related primarily to liquidity facility fees earned from one of the Company’s financial guaranty contracts. Fee income and other is expected to decrease in 2003.

            As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable devlopment of prior year net loss and loss expenses reserves. In 2002, net losses incurred were negative due to favorable development of prior year loss and loss expense reserves. The following tables present the favorable development of the Company’s gross and net loss and loss expense reserves for its general financial products and services operations:

(U.S. dollars in millions)

Gross and Net	2002	2001	2000

Unpaid losses and loss expense reserves at the beginning of the year	$26	$12	$6
Net adverse (favourable) development of those reserves during the year	(13)	—	—

Unpaid losses and loss expense reserves re-estimated one year later	$13	$12	$6

            During 2002 the Company’s prior estimate of the year-end 2001 net reserve of $26 million decreased by $13 million to $13 million as at December 31, 2002. This change in estimate was due entirely to the financial guaranty business written within this segment for losses related to business written in 1998 through and including 2001.

            The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. In 2002, the Company refined its assumptions to take into account its actual historical loss experience and revised its estimated claim reporting pattern for the IBNR losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine the prior year development amount. Since reported losses for this business have been less than expected, the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years.

            In 2001 and 2000, the Company did not change its prior year loss reserves because it did not have sufficient Company-specific loss experience data available to justify amending the Company’s initial assumptions.

            Acquisition costs as a percentage of net premiums earned increased in 2002 as compared to 2001 and 2000. The reasons for this increase is due to an increase in reinsurance assumed from third parties which carries an acquisition commission cost of approximately 30%. In addition, in 2002 there were less offsetting commissions earned due to lower reinsurance purchased and an increased cost associated with the amortization of certain deferred acquisition costs.

            Operating expenses increased in 2002 as compared to 2001 and 2000 primarily due to compensation costs of new staff as a result of the continued expansions of these operations, which includes the guaranteed municipal reinvestment contract business.

            The Company also insures payment obligations to counterparties under Institutional Swaps and Derivatives Association (“ISDA”) documentation or swap form, which are swap derivative transactions. The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches. See Item 8, Notes 15 and 17 to the Consolidated Financial Statements. The Company has amended the presentation of the results of operations for its credit default swap transactions in 2002. The change in fair value of these credit default swap transactions is included in “net realized and unrealized gains and losses on derivative instruments.” Previously the change in fair value had been reported in net premiums earned, net losses and loss expenses incurred and net realized and unrealized gains and losses on derivatives. Prior period results have been reclassified to conform with the current years presentation. Since most of these credit default swap transactions tend to be unique and there is no traded market or any intention to sell such exposures, the Company fair values such instruments by creating models which track similar markets which may have some trading or market activity. The Company creates indicies by using proxies of credit spreads and monitors changes in those spreads as well as changes in the credit quality for investment grade exposures. Non investment grade exposures are modeled based on statistical and probabilistic assumptions regarding interest rates, historical default rates and expected recovery rates. The model requires significant judgments to be made by management in determining the ultimate loss and is sensitive to changes in market conditions, particularly credit spreads. The Company recorded a loss on credit default swaps of $29.9 million and $27.5 million in 2002 and 2001, respectively. The reduction in value in 2002 was due to a significant widening of credit spreads, widespread ratings downgrades of corporate obligors, and certain specific credit events reported in the year on a small number of transactions. The Company continues to monitor its credit exposures and establish reserves as required.

            In 2001, the Company commenced trading in weather and energy risk management derivatives in this segment. These derivative contracts are also recorded at fair value. In 2002, the Company changed the presentation of the change in fair value which is now included in the net realized and unrealized (losses) gains on derivative instruments. In 2001 the change in fair value was included in fee income and other. Prior period results have been reclassified to conform with the current years’ presentation. Net realized and unrealized gains on these derivatives were $16.6 million in 2002 and 2001.

Financial Products and Services – Life Operations

            The following table summarizes the net income from life operations of this segment:

(U.S. dollars in thousands)

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Net premiums earned	$42,605	NM	—	—	—
Fee income and other	—	—	—	—	—
Claims and policy benefits	41,475	NM	—	—	—
Acquisition costs	—	—	—	—	—
Operating expenses	404	NM	—	—	—
Fee and other income	—	—	—	—	—
Net investment income	—	—	—	—	—

Net income	$726	NM	—	—	—

            The Company commenced writing life business in this segment in 2002. Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business novated to the Company on December 31, 2002 from one of its insurance affiliates. The Company acquired a portfolio of future policy benefit reserves and cash in this transaction which resulted in $41.5 million in net premiums earned and claims and policy benefits. See “Financial Condition and Liquidity” for further information and Item 8, Note 27 to the Consolidated Financial Statements for further information.

Investment Activities

            The following table illustrates the change in net investment income, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives for each of the three years ended December 31, 2002.

(U.S. dollars in thousands):

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Net investment income	$734,535	20.3%	$610,528	5.1%	$580,946
Net realized (losses) gains on investments	$(214,160)	129.7%	$(93,237)	NM	$45,090
Net realized and unrealized (losses) gains on investment derivative instruments (1)	$(22,231)	NM	$14,638	167.1%	$5,481

______________

(1)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 15 to the Consolidated Financial Statements.

Net Investment Income

            The following table shows the average investments, the aggregate investment income and the annualized effective yield for each of the years ended December 31:

(U.S. dollars in thousands):

Year Ended December 31	Average Investments (1)	Net Pre-Tax Investment Income (2)	Annualized Effective Yield

2002	$17,162,445	$734,535	4.28%
2001	11,053,110	610,528	5.52%
2000	9,058,811	580,946	6.41%

______________

(1)	Average of the beginning and ending amounts of total investments and cash and cash equivalents net of pending trades for the period. Investment securities are carried at market value.

(2)	After applicable investment expenses, excluding net realized gains and losses on investments and net realized and unrealized gains and losses on derivative instruments.

(3)	Certain prior period results have been amended to conform to the current year’s presentation.

            Net investment income increased in the year ended December 31, 2002 compared to 2001 primarily due to growth in the investment base. Investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $18.1 billion at December 31, 2002 as compared to $13.0 billion at December 31, 2001. This increase of $5.1 billion includes (i) the issue of preference shares in the third and fourth quarter of 2002 generating net proceeds of $222.8 million and $278.4 million, respectively; (ii) $250.0 million of net proceeds relating to the issue of $600.0 million 6.5% Guaranteed Senior Notes due January 2012, after debt repayment of $350.0 million; (iii) cash flow from operations of $3.0 billion; and (iv) investment assets of approximately $653.3 million relating to the consolidation of Le Mans Ré as a subsidiary with effect from January 1, 2002. The increase in investment income was partially offset by a 1.24% reduction in the annualized effective yield of the investment portfolio (4.28% for 2002 as compared to 5.52% for 2001). The reduction in the effective yield of the investment portfolio was due to a general decline in interest rates in the U.S. and Europe, with the reduction in rates attributed to markets discounting a slowdown in economic activity. For example, during 2002 the yield on 5-Year U.S. Treasury securities declined by approximately 1.60%, the yield on the 5-Year Euro-denominated government securities declined by approximately 1.00% and the yield on 5-Year U.K. Government securities declined by approximately 0.90%. Net investment income also increased in 2001 as compared to 2000 due primarily to a higher investment base. The investment base in 2001 included the receipt of net funds of $1.1 billion related to new debt issued by the Company during the second and third quarters of 2001. As previously noted, the Company also acquired the net assets of Winterthur International from July 1, 2001, increasing the Company’s investment assets by $1.4 billion. In addition, in November 2001, the Company issued 9.2 million shares for net proceeds of $787.7 million. The effect of the higher investment base was offset by decreases in the general interest rate levels as a result of the lowering of rates by the Federal Reserve Bank through 2001.

            It is expected that investment income in 2003 will be affected by the low level of investment rates. This is expected to be offset to some degree by positive operating cash flow, assuming no large unusual loss events. See further discussion in “Financial Condition and Liquidity”.

            Assets related to insurance and reinsurance deposit liabilities are included in investments available for sale. The accretion charge on these deposit liabilities is included in interest expense. The Company has amended the presentation of this accretion charge in 2002 where previously it was shown as a deduction from net investment income. Prior periods’ information has been amended to conform with the current year’s presentation. In addition, assets related to guaranteed investment contracts are also included in investments available for sale. See further discussion in Item 8, Note 7 and Note 12 to the Consolidated Financial Statements.

Investment Performance

            Measurement of investment performance is a function of the investment strategy and business purpose for each of the components of the investment portfolio. Investment perfomance is based upon total return of the portfolio that includes net investment income, net realized gains and losses on investments, net realized and unrealized gains and losses on investment derivatives and the change in the net unrealized gains and losses on investments.

            Within the actively managed portion of the asset/liability portfolio, the objective is to maximize total investment returns at a risk level that is managed relative to applicable public market fixed income indices. However, the deposit and regulatory holdings portion of the asset/liability portfolio is subject to investment restrictions that limit the effectiveness of active discretionary management. As a result, comparisons of the deposit and regulatory holdings portion of the Company’s asset/liability portfolio with public market indices are not meaningful. Due to the unique nature of the underlying liabilities in the Company’s structured product portfolio (i.e. deposit liabilities and future policy benefit reserves), customized benchmarks are used to measure performance. Finally, certain of the Company’s business investments are private market transactions that cannot be meaningfully compared to certain public indicies. Accordingly, only approximately 40% of the Company’s total investment portfolio could be meaningfully compared to public market indicies.

            The table below summarizes investment performance for those portions of the asset/liability and risk asset portfolios that could be meaningfully compared to public market indices for each of the years ending December 31 presented below:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	9.0%	9.2%	10.6%
Lehman Aggregate Bond Index	10.3%	8.4%	11.6%

Relative Performance	(1.3)%	0.8%	(1.0)%

U.S. Investment Grade, Low Duration	3.8%	10.1%	6.1%
Salomon 1-3 Year Treasury Index	5.8%	8.3%	8.0%

Relative Performance	(2.0)%	1.8%	(1.9)%

Euro Aggregate, Unhedged	8.1%	n/a	n/a
Lehman Euro Aggregate Index	9.5%	n/a	n/a

Relative Performance	(1.4)%	n/a	n/a

Pan European, Hedged	23.1%	n/a	n/a
Merrill U.K. / Merrill Pan Europe Composite	25.2%	n/a	n/a

Relative Performance	(2.1)%	n/a	n/a

U.K. Sterling, Unhedged	8.5%	n/a	n/a
Merrill U.K. Sterling Broad Index, 1-10 Years	8.8%	n/a	n/a

Relative Performance	(0.3)%	n/a	n/a

Risk Asset Portfolios —Fixed Income

U.S. Moderate Grade	1.0%	7.5%	4.7%
Investment Grade / High Yield Composite	7.9%	9.7%	7.1%

Relative Performance	(6.9)%	(2.2)%	(2.4)%

U.S. High Yield	(4.3)%	3.4%	0.1%
CS First Boston High Yield Index	3.1%	5.8%	(5.2)%

Relative Performance	(7.4)%	(2.4)%	5.3%

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Risk Asset Portfolios – Equities

U.S. Large Cap Growth Equity	(30.1)%	(29.6)%	(9.4)%
Russell 1000 Growth Index	(28.0)%	(20.5)%	(22.5)%

Relative Performance	(2.1)%	(9.1)%	13.1%

U.S. Large Cap Value Equity	(12.5)%	3.8%	n/a
Russell 1000 Value Index	(15.8)%	(5.9)%	n/a

Relative Performance	3.3%	9.7%	n/a

U.S. Small Cap Equity	(15.9)%	5.2%	n/a
Russell 2000 Index	(20.6)%	2.3%	n/a

Relative Performance	4.7%	2.9%	n/a

Non-U.S. Equity	(16.1)%	(18.5)%	(4.4)%
MSCI EAFE Index	(15.9)%	(21.4)%	(11.5)%

Relative Performance	(0.2)%	2.9%	7.1%

Risk Asset Portfolios – Alternative Investments

Alternative Investments	6.7%	14.3%	15.6%
Standard and Poor’s 500 Index	(22.1)%	(11.9)%	(9.2)%

Relative Performance	28.8%	26.2%	24.8%

             “n/a” indicates that portfolios comparable to this benchmark have been in existence for less than the period indicated. Returns are time-weighted and have been annualized for periods in excess of one year. U.S. equity indices are shown net of withholding taxes.

Realized loss on investments and other than temporary declines in the value of investments

            The Company’s investment portfolio is classified as available for sale. Realized investment gains and losses are incurred through the normal turnover of the Company’s investment portfolio. Realized investment losses include impairment charges relating to declines in value of securities that are considered to be other than temporary.

            See “—Critical Accounting Policies” for further information.

            During the year ended December 31, 2002, the Company had net realized losses on investments of $214.2 million. This included gross realized losses on fixed income and equity securities of $526.3 million and $160.1 million, respectively. Gross and net realized losses included $251.5 million of provisions for declines in fair value considered to be other than temporary. Of the total provisions, $144.3 million related to fixed income securities, $77.8 million to equity securities and $29.4 million to other investments. Approximately 44% of the declines in fair value of fixed income and equity securities considered to be other than temporary related to the communications sector, including Worldcom Inc. and Adelphia Communication Corp. in the second quarter of 2002 where the decline in the value of such securities was due to alleged fraud. In addition, approximately $41.0 million of gross realized losses related to sales of Worldcom Inc. and Adelphia Communication Corp.

            During the year ended December 31, 2001, the Company had net realized losses on investments of $93.2 million. This included gross realized losses on fixed income and equity securities of $373.6 million and $140.9 million, respectively. Gross and net realized losses on investments included $115.5 million of provisions for declines in fair value considered to be other than temporary, $66.4 million of which related to fixed income and equity securities and $49.1 million of which related to the Company’s other investments.

            The significant circumstances that contributed to these realized losses in 2002 and 2001 included the high level of distress and default in the telecommunications sector, the Enron Corp. bankruptcy and a general rise in corporate defaults across other sectors in response to the general economic decline in the United States and elsewhere. For the securities that were sold at a loss during the year ended December 31, 2002, the fair market value of the fixed income securities and equity securities at the sales dates was approximately $8.5 billion and $306.0 million, respectively. For the securities that were sold at a loss during the year ended December 31, 2001, the fair market value of the fixed income securities and equity securities at the sales dates was approximately $8.8 billion and $350.0 million, respectively.

            With respect to those securities that were sold at a loss during the year ended December 31, 2002 the following is an analysis of the period of time that those securities had been in an unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

            (U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Fixed Income Securities	Equity Securities

Less than 6 months	$284,259	$60,925
At least 6 months but less than 12 months	59,350	14,128
At least 12 months but less than 2 years	19,429	6,830
At least 2 years but less than 3 years	18,983	411

Total gross realized loss from sales	382,021	82,294
Impairment charges for declines in value considered to be other than temporary	144,255	77,832

Total gross realized loss	$526,276	$160,126

            With respect to those securities that were sold at a loss during the year ended December 31, 2001 the following is an analysis of the period of time that those securities had been in an unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

            (U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Fixed Income Securities	Equity Securities

Less than 6 months	$199,658	$79,119
At least 6 months but less than 12 months	27,429	27,399
At least 12 months but less than 2 years	106,244	5,602
At least 2 years but less than 3 years	2,101	597

Total gross realized loss from sales	335,432	112,717
Impairment charges for declines in value considered to be other than temporary	38,219	28,147

Total gross realized loss	$373,651	$140,864

            The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized.

            With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, the Company considers its intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by its positive cash flow from operations where it can generate sufficient cash flow in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. Cash from operating activities was $3.0 billion and $1.4 billion for 2002 and 2001, respectively. However, subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and assessing value relative to other comparable securities. While the Company’s external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors. The Company believes these subsequent decisions are consistent with the classification of its investment portfolio as available for sale.

            During the year ended December 31, 2002, the Company realized a loss of $38.4 million and $7.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2001, the Company realized a loss of $108.3 million and $6.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (which decisions were independent of the Company’s previously stated intent and ability to hold such securities).

            The significant circumstances that contributed to the realized losses on the Company’s fixed income and equity securities during the year ended December 31, 2002 and 2001 also affected the Company’s other investments. Of the total impairment charge taken in 2002 and 2001 of $251.5 million and $115.5 million, respectfully, $29.4 million and $49.1 million related to the Company’s other investments. The Company’s other investments include investments in private equity limited partnerships which also experienced significant market-wide declines. In 2002, the Company wrote down the carrying value of its investment in Mutual Risk Management Ltd by $20.0 million. In 2001, declines in value of the Company’s other investments were greatest in the technology sector and write-downs in the portfolio were mainly a result of re-evaluations of technology and financial services investments, reflecting the reduced business prospects of these companies.

            Net realized and unrealized gains on investment derivatives result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” and “—Financial Condition and Liquidity” for a more detailed analysis.

Unrealized losses on investments

            At December 31, 2002, there was $141.9 million of gross unrealized losses on fixed income and short-term investments and $86.9 million of gross unrealized losses on equity securities. At December 31, 2001, there were $283.9 million of gross unrealized losses on fixed income and short-term investments and $70.0 million of gross unrealized losses on equity securities. These losses include securities below investment grade as discussed above.

            The information shown below about the unrealized losses on the Company’s investments at December 31, 2002 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

             The following is an analysis of how long each of those securities at December 31, 2002 and 2001 had been in a continual unrealized loss position:

            (U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2002	Amount of unrealized loss at December 31, 2001

Fixed Income and Short-Term	Less than six months	$48,188	$132,599
	At least 6 months but less than 12 months	47,502	33,412
	At least 12 months but less than 2 years	44,879	48,421
	At least 2 years but less than 3 years	610	55,062
	At least 3 years but less than 4 years	656	13,946
	At least 4 years but less than 5 years	109	—
	At least 5 years but less than 6 years	—	437

	Total	$141,944	$283,877

Equities	Less than six months	$20,972	$35,342
	At least 6 months but less than 12 months	62,859	25,180
	At least 12 months but less than 2 years	2,672	8,853
	At least 2 years but less than 3 years	367	461
	At least 3 years but less than 4 years	—	14
	At least 4 years but less than 5 years	—	93
	At least 6 years but less than 7 years	—	21

	Total	$86,870	$69,964

            The total gross unrealized losses represented approximately 1,250 fixed income securities out of a total of approximately 10,100 fixed income securities and 1,120 equity securities out of a total of approximately 2,000 equity securities at December 31, 2002. The total gross unrealized losses represented approximately 4,500 fixed income securities out of a total of approximately 6,900 and 930 equity securities out of a total of approximately 1,900 at December 31, 2001.

            As discussed under “—Investment Structure and Strategy”, the Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These securities have a higher volatility to changes in fair values than investment grade securities. At December 31, 2002, approximately 5.3% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade. Approximately 38% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2002 related to securities that were below investment grade and there were no securities in an unrealized loss position that were not rated. At December 31, 2001, approximately 5.0% of the Company’s fixed income investment portfolio was invested in securities that were below investment grade. Approximately 57% of the unrealized losses in the Company’s fixed income investment portfolio at December 31, 2001 related to securities that were below investment grade and 4% related to securities that were not rated.

            The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated.

             (U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2002	Amount of unrealized loss at December 31, 2001

Less than six months	$12,689	$27,746
At least 6 months but less than 12 months	31,498	96,233
At least 12 months but less than 2 years	25,977	30,831
At least 2 years but less than 3 years	924	7,658

Total	$71,088	$162,468

            Of the gross unrealized investment losses on the fixed income portfolio at December 31, 2002 of $138.9 million, approximately $120.1 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 26% was in the communications sector, 21% in the energy sector, 20% in the utilities sector, 8% in the financial sector and 7% in the consumer cyclical sector. No other sector was greater than 5%. Approximately 80 equity securities held by the Company with total unrealized losses of approximately $3.0 million at December 31, 2002 were in a continual unrealized loss position for at least 12 months. The largest unrealized loss in the fixed income portfolio was $8.0 million. All other individual fixed income security unrealized losses were less than $5.0 million. The largest individual unrealized loss in the equity portfolio was $1.4 million.

            Of the gross unrealized investment losses on the fixed income portfolio at December 31, 2001 of $280.7 million, approximately $212.4 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 47% was in the communications sector, 10% in the consumer cyclical sector, 10% in the financial sector and 5% in the basic materials sector. No other sector was greater than 5%. Approximately 120 equity securities held by the Company with total unrealized losses of approximately $9.4 million at December 31, 2001 were in a continual unrealized loss position for at least 12 months. The two largest unrealized losses in the fixed income portfolio were individually between $5.0 million and $10.0 million. All other individual fixed income security unrealized losses were less than $5.0 million. The largest individual unrealized loss in our equity portfolio was $3.2 million. A ll other individual equity security losses were less than $1.0 million.

            At December 31, 2002 and 2001, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

            (U.S. dollars in thousands)

Maturity profile in years of fixed income securities in a continual unrealized loss position	Amount of unrealized loss at December 31, 2002	Amount of unrealized loss at December 31, 2001

More than 1 and less than 5 years remaining	$22,344	$56,080
More than 5 and less than 10 years remaining	56,250	117,494
More than 10 and less than 20 years remaining	14,969	36,058
20 years or more remaining	34,419	61,358
Mortgage backed securities	10,855	9,733

Total	$138,867	$280,723

Other Revenues and Expenses

            The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31, 2002

(U.S. dollars in thousands):

	2002	% Change 02 vs 01	2001	% Change 01 vs 00	2000

Equity in net income of investment affiliates	$64,662	(19.8)%	$80,580	15.1%	$70,032
Equity in net (loss) income of insurance and operating affiliates	(15,976)	(201.4)%	(5,300)	(222.6)%	4,323
Other foreign exchange gains	—	NM	—	NM	55,159
Amortization of intangible assets	6,187	(89.4)%	58,569	NM	58,597
Corporate operating expenses	115,915	25.5%	92,355	49.1%	61,935
Interest expense	168,086	48.4%	113,272	60.5%	70,593
Minority interest	13,371	NM	2,113	93.3%	1,093
Income tax expense (benefit)	22,647	NM	(189,914)	NM	(56,356)

            Equity in net income of investment affiliates includes returns from the Company’s investments in closed-end investment funds, certain limited partnerships and similar investment vehicles. The decrease in 2002 as compared to 2001 is due primarily to lower overall returns in the second and third quarter of 2002 on certain of the Company’s investment funds as compared to strong performance of the funds in 2001. The increase in 2001 compared to 2000 is primarily due to increased returns and additional investment in these funds.

            Equity in net income of insurance and other operating affiliates in 2002 included a loss of approximately $22.7 million relating to the Company’s investment in Annuity and Life Re Holdings Ltd. (“Annuity and Life Re”). This loss includes a write down of the goodwill component of the Company’s investment of $13.3 million in the fourth quarter of 2002 due to a significant decline in the book value of Annuity and Life Re. While the market value of Annuity and Life Re’s ordinary shares is lower than its book value, the Company believes its carrying value is appropriate at December 31, 2002, as supported by a discounted cashflow analysis of its underlying contracts performed in conjunction with the U.S. term life contracts novated to the Company from Annuity and Life Re. The Company believes the discounted cash flow analysis is more reliable than the market value as the Company currently has no plans to sell its investment. However, future losses by Annuity and Life Re and the continued depression of its quoted market value may cause the Company to recognize additional losses. Partially offsetting this loss in 2002 is income of $3.5 million relating to FSA International and $1.7 million relating to a new investment made in 2002 in Primus Guaranty, Ltd, which specializes in providing credit risk protection through credit default swaps. In 2001, the equity in net income of insurance and operating affiliates included a loss of $10.9 million related to the Company’s share of the loss in Le Mans Ré, mainly related to the September 11 event in 2001, and $1.6 million in Annuity & Life Re. This loss was partially offset by income related to the Company’s share of income from FSA International of $6.7 million.

            Other foreign exchange gains in 2000 related to the revaluation of a policy benefit reserve denominated in U.K. sterling. The exchange rate movement on the assets matching this policy benefit reserve was included in accumulated other comprehensive loss as those assets are designated as available for sale, and in net realized gains on sales of investments. Effective January 1, 2001, the Company reorganized its corporate and operational structure for its U.K. sterling asset accumulation business such that exchange translation adjustments of this nature were largely matched against corresponding investment portfolio movements with minimal exchange rate effect on net income.

            Amortization of intangible assets decreased in 2002 as compared to 2001 due to the adoption of FAS 142, where the Company is no longer required to amortize goodwill. Had FAS 142 been effective on January 1, 2000, the amortization expense would have been approximately $1.1 million and $1.0 million in

2001 and 2000, respectively. The increase in the amortization of intangible assets in 2002 related to the intangible assets acquired in the consolidation of Le Mans Ré. The Company assessed the carrying value of goodwill as of June 30, 2002 in accordance with FAS 142 and at that time, determined that goodwill assets were unimpaired. The Company continues to review the carrying value related to all of its investments and as further information becomes available, the Company will adjust the carrying value of goodwill as appropriate.

            Corporate operating expenses increased by 25.5% in 2002 as compared to 2001 due primarily to the continued integration of the Company’s global operations and increased costs for Directors and Officers’ insurance in line with the market in general. In addition, the Company is developing a network of shared service organizations to support operations in certain locations on a centralized basis to improve efficiency over the longer term. This build up of infrastructure, along with the continued integration of the acquired Winterthur International operations, is expected to increase corporate operating expenses in 2003.

            Corporate operating expenses in 2001 included a charge of $14.0 million related to Winterthur International integration costs and increased infrastructure costs necessary to support the growing worldwide operations of the Company. Corporate operating expenses in 2000 included $5.7 million relating to charges for employee severance and other costs relating to the realignment of Company’s operations.

            The increase in minority interest in 2002 is primarily attributable to the increased profitability of XL Financial Assurance Ltd, for which 15% ownership is held by a third party.

            The increase in interest expense in 2002 over 2001 primarily reflected an increase in the level of indebtedness. Notes payable and debt were $1.9 billion and $1.6 billion at December 31, 2002 and 2001, respectively. This increase reflects a full year of interest on debt issued in 2001 and the issuance of $600.0 million 6.5% Guaranteed senior notes in January 2002 which was used to paydown two 5-year revolving credit facilities of $350.0 million. In addition, interest expense includes $65.9 million and $47.9 million of accretion charge relating to deposit liability transactions for the years ended December 31, 2002 and 2001 respectively. The increase in interest expense in 2001 over 2000 reflects the effect of $1.1 billion of new debt raised by the Company in the second and third quarters of 2001. The continuing existence of the debt at existing interest rates is dependent upon the Company’s continued compliance with its debt covenants. For further discussion see the Company’s financing structure as outlined in “Financial Condition and Liquidity.”

            The change in the Company’s income taxes principally reflects the effects of losses arising from the September 11 event and the decline in the profitability of the U.S. operations for each year. Deterioration of the casualty book in 2001 and 2000 resulted in pre-tax net losses for U.S. operations, generating an income tax benefit for both years. The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and under current projections, the Company anticipates using this asset by 2007. The Company’s net deferred tax asset at December 31, 2002 is $320.6 million, which consists principally of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See Item 8, Note 24 to the Consolidated Financial Statements.

Financial Condition and Liquidity

            As a holding company, the Company’s assets consist primarily of its investments in subsidiaries and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. See Item 8, Note 25 to the Consolidated Financial Statements for further discussion. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

            The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. The Company regularly provides financial information to these agencies to both maintain and enhance existing ratings.

            The Company’s shareholders’ equity at December 31, 2002 was $6.6 billion, of which $2.4 billion was retained earnings. Shareholders’ equity included the issue of 20.7 million Preference Ordinary Shares for net proceeds of $503.6 million in the third and fourth quarters of 2002 used for general corporate purposes.

            The Company has had several ordinary share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of ordinary shares up to $500.0 million. The Company has $135.4 million remaining in its ordinary share repurchase authorization. During the year ended December 31, 2002, no ordinary shares were repurchased in the open market. The Company has repurchased ordinary shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

            As at December 31, 2002, the cumulative currency translation adjustments were $60.4 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized losses on foreign currency exchange rate movements relating to Winterthur International operations that have a functional currency that is not the U.S. dollar.

      Financial Condition

            The Company’s balance sheet changed significantly from December 31, 2001 to December 31, 2002 due primarily to the growth of the Company’s operations.

            Inflation can have an effect on the Company in that inflationary factors can increase damage awards and potentially result in larger claims. The Company’s underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressure. Inflationary factors are considered in determining the premium level on any multi-year policies at the time contracts are written.

            Unpaid losses and loss adjustment expense reserves on general operations at December 31, 2002 was $13.2 billion. The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company’s reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claims made against the Company’s subsidiaries. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. See Item 1, “Unpaid Losses and Loss Expenses” and Item 8, Note 10 to the Consolidated Financial Statements for further discussion.

            Unpaid losses and loss expenses recoverable increased significantly during 2001 primarily due to the acquisition of Winterthur International and the September 11 event. See Item 8, Notes 6 and 4 to the Consolidated Financial Statements for further information. Unpaid losses and loss expense recoverables were $5.0 billion and $4.6 billion at December 31, 2002 and 2001 respectively. At December 31, 2002 and 2001, reinsurance balances receivable were $1.2 billion and $1.6 billion respectively.

            Of the total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2002 and 2001 of $6.2 billion, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.6 billion at December 31, 2002, collateralizing reinsurance recoverables with respect to certain reinsurers.

            Included in unpaid loss and loss expenses recoverable at December 31, 2002 is an unsecured, reinsurance recoverable from the Seller of $514.8 million, related to the acquisition of Winterthur International. This amount is subject to ongoing adjustment, and the Seller is currently rated A by Standard and Poor's. The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned reserves relating to the acquired Winterthur International business. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The SPA provides for arbitration should the Seller and the

Company disgree on the final amounts due thereunder. In the event such arbitration is commenced in the future, the Company may recognize an impairment if the amount determined to be due to the Company in such arbitration is considered uncollectible or was less than the carrying value of the SPA recovery balance deemed due from the Seller. An impairment also may result in the event that the Company and the Seller agree on an amount that is less than the amount shown as a recovery in the Company's financial statements or to the extent that any amount proves to be uncollectible from the Seller for any reason.

            Excluding the recoverable from the Seller described above, approximately 80% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2002 were due from reinsurers rated A or better by Standard and Poor’s. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2002 by reinsurers owing more than 3%:

Name of reinsurer	Standard and Poor’s rating	% of total

Swiss Re	AA+	7.6
Lloyd’s Syndicates	A	7.5
Munich Re	AA+	5.1
GE Frankona Ruckversicherungs	AA-	4.9
London Life and General Reinsurance Company Ltd.	*	3.9
Hannover Ruckversicherungs AG	AA	3.5
Centre Reinsurance International Company	A+	3.2

______________

*	London Life and General Reinsurance Company is rated A by A.M. Best.

            In addition, at December 31, 2002 approximately $1.8 billion of the total recoverable balance of $6.2 billion related to reinsurance recoverables for the acquired Winterthur International operations. The recoverability of these balances is also guaranteed under the SPA as described above.

            At December 31, 2001, the largest reinsurance balance receivable and unpaid loss recoverable from a single reinsurer was $355.2 million due from Hannover Re (Ireland) Ltd, and $79.1 million from their affiliate, E+S Reinsurance (Ireland), Ltd, which are both rated A+ by A.M. Best.

            As at December 31, 2002 and 2001, the reserve for potential non-recoveries from reinsurers was $47.3 million and $49.7 million, respectively.

      Liquidity

            Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. Operational cash flows during 2002 improved compared to 2001 primarily due to growth in premiums written, including life premiums. At December 31, 2002, cash flow had not been negatively affected by the September 11 event as approximately 75% of total incurred losses are in unpaid loss and loss expense reserves at December 31, 2002. The relatively low percentage of paid claims to date is due to the size and complexity of the claims and the fact that approximately 60% of the Company’s ultimate incurred losses related to the reinsurance segment where there is an inherent lag between the timing of a loss event and when it is reported by the ceding company. The Company has reviewed the anticipated cash flow from the September 11 event and believes it has sufficient liquidity to meet payments as they come due.

            In 2002, 2001 and 2000, the total amounts of net losses paid from general operations by the Company were $2.8 billion, $1.8 billion and $1.7 billion, respectively. The increase in 2002 and 2001 is due to the growth in operations and the acquisition of Winterthur International.

            In 2002, the Company made the following significant investments:

            (1) Effective January 2002, the Company completed the acquisition of a 67% majority shareholding in Le Mans Ré, increasing its shareholding from 49% at December 31, 2001. Cash paid, net of cash acquired, was $45.5 million. An additional $138.5 million is expected to be paid in 2003 to complete the 100% acquisition of this subsidiary.

             (2) The Company invested a further $717.5 million in alternative investment managers, related investment funds and insurance affiliates. The majority of this amount included four separate investments in funds managed by FrontPoint Partners LLC, an investment in SPhinX Ltd., a fund designed to track an S&P Hedge Fund Index, and an investment in Primus Guaranty, Ltd, which specializes in providing credit risk protection through credit default swaps. The Company has commitments to invest a further $224.1 million over the next five years in alternate investment managers, related investment funds, certain limited partnerships, insurance affiliates, and collateralized debt/equity investments.

            In connection with the acquisition of Winterthur International, a limited recourse receivables financing facility previously available to these operations from Winterthur Swiss Insurance Company was made available to the Company. The balance outstanding at December 31, 2002 was $338.6 million and is included in other liabilities in the Consolidated Balance Sheet.

      Capital resources

            As at December 31, 2002, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $4.6 billion of which $1.9 billion in debt was outstanding. In addition, $2.5 billion of letters of credit were outstanding as at December 31, 2002, 6.5% of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

            During 2002 and 2001, borrowings under these facilities were $0.8 billion and $1.2 billion, respectively, and repayments under the facilities were $0.6 billion and $50.0 million, respectively. Borrowings in 2002 were used to pay down two 5-year revolvers and for general corporate purposes. Borrowings in 2001 were used to repurchase $66.4 million of the Company’s shares and for general corporate purposes. The total pre-tax interest expense on notes and debt outstanding during the years ended December 31, 2002 and 2001 was $102.2 million and $65.4 million, respectively. Associated with the Company’s bank and loan commitments are various loan covenants with which the Company was in compliance throughout the year ended December 31, 2002. These facilities contain various cross default provisions and covenants, including a minimum rating requirement, as further described below under “Cross Defaults and Other Provisions in Debt Documents”.

            The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at December 31, 2002

(U.S. dollars in thousands):

				Payments Due by Period
Notes Payable and Debt	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

364-day revolver	$500,000	$—	2002	$—	$—	$—	$—
7.15% Senior Notes (1)	99,979	99,979	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	597,123	597,123	2012	—	—	—	600,000
Zero Coupon Convertible Debentures “CARZ” (1)	625,805	625,805	2021	—	—	—	1,010,833
Liquid Yield Option Notes(TM) “LYONs”(1)	300,050	300,050	2021	—	—	—	511,351

Total	$2,377,957	$1,877,957		$—	$100,000	$—	$2,377,184

______________

(1)	“Commitment” and “In Use” data represent December 31, 2002 accreted values. “After 5 years” data represents ultimate redemption values for 2021. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption date. The Company may also choose to “call” the CARZ and LYONs, from May and September 2004, respectively, onwards.

            In January 2002, the Company issued $600.0 million par value 6.50% Guaranteed Senior Notes due January 2012. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million. Proceeds of the notes were used to pay down two 5-year revolvers of a total of $350.0 million and for general corporate purposes. These credit facilities were subsequently cancelled.

            In August 2002, the Company issued 9.2 million of 8% Series A preference ordinary shares (“Series A preference shares”). Gross proceeds were $230.0 million and related expenses were $7.2 million. Upon dissolution of the Company, the holders of the Series A preference shares are entitled to receive a liquidation preference of $25 per share, plus accrued dividends. Dividends on the preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Series A preference shares on or after August 14, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Series A preference shares before August 14, 2007 at specified redemption prices, plus accrued dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series A preferred shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series A preference shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

            In November 2002, the Company issued 11.5 million 7 5/8% Series B preference ordinary shares (“Series B preference shares”). Gross proceeds were $287.5 million and relate expenses were $9.1 million. Upon dissolution of the Company, the holders of the Series B preference shares are entitled to receive a liquidation preference of $25 per share, plus accrued dividends. Dividends on the preference shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Series A preference ordinary shares on or after November 18, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the B preference shares before November 18, 2007 at specified redemption prices, plus accrued dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series B preferred shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series B preference shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

            The following table presents, as at December 31, 2002, the Company’s letter of credit facilities available, in use and when those facilities are due to expire.

(U.S. dollars in thousands):

				Amount of Commitment Expiration Per Period

Other Commercial			Year of	Less than	1 to 3	4 to 5	After 5
Commitments	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of credit facilities (1)	$2,744,051	$2,462,544	2003	$2,744,051	—	—	—

______________

(1)	Of the total letter of credit facilities above, $500.0 million is included in the 364-day revolver under notes payable and debt commitments.

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities (as well as the off balance sheet collateral arrangement described below) are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal during 2003. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            On June 27, 2002, the Company renewed its principal 364-day letter of credit and credit facility. The combined capacity of the new facility is $2.0 billion of which up to $500.0 million is available in the form of revolving credit. On July 24, 2002, the Company replaced letters of credit provided by the previous owner of the Winterthur International operations with letters of credit issued from its 364-day facility. During September 2002, the Company canceled a secured $150.0 million letter of credit facility that had been unutilized. In November 2002, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and is approximately $500.0 million at December 31, 2002. Also included in the table above are two secured letter of credit facilities utilized by Le Mans Ré.

            The Company entered into a new $100.0 million letter of credit facility in January 2003.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”) and expects to increase these facilities to $500.0 million later in 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company’s repayment obligations under the Credit Facilities are collateralized by securities deposited into one or more segregated accounts over which the agent under the Credit Facilities has a fully perfected first priority security interest. The Company’s obligations under the Credit Facilities prior to the stated maturity of February 25, 2007 if certain events occur, including the insolvency of the Company, the withdrawal of assets from the Trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company and various other customary default provisions. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The Company intends for the Trust to invest in securities issued by one or more of the lenders under the Credit Facilities (provided that such securities qualify for inclusion in the Trust) and the Company has the right, and the intention, to offset these lender-issued securities against the Company’s repayment obligations under the Credit Facilities. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet.

            The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

Convertible Debt Securities

            In 2001, the Company issued two convertible debt securities as further described below and in the indentures relating to such bonds. These bonds carry a zero coupon, meaning that, under normal circumstances, the Company is not required to pay cash interest at any time during the life of the bonds or at maturity.

            In May 2001, the Company issued $1,010.8 million principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of CARZ at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond, at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis. In September 2001, the Company also issued $508.8 million principal amount at maturity (subsequently increased to $511.4 million under the provisions of the upward accretion rate adjustment described below) of LYONs at an initial price of $565.01 per bond. The LYONs will be repaid at $1,004.93 each (originally $1,000.00 each but subsequently increased as a result of the accretion rate adjustment described below) unless converted or repaid before their due date of September 2021, at a total cost of $511.4 million. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or

2.89566% per annum on an annual basis. The accretion rate for the year to September 7, 2003, was increased by 0.5% per annum on a semi-annual basis to 3.375% per annum on a semi-annual basis and 3.403% per annum on an annual basis as a result of the Company’s ordinary share price in the 30-day period leading up to the first put date in September 2002. The accretion rates will revert to their original rates in September 2003 unless the contingent additional accretion feature is once again triggered by the Company’s ordinary share price performance in a 30-day period leading up to the second put date. Although both the CARZ and LYONs are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company’s Class A Ordinary Shares before the redemption date. As these features include market-driven features and options available to the Company and bondholders, it is not possible to determine if the bonds will remai n outstanding until their scheduled maturity in 2021.

            Each of the CARZ and LYONs provide the bondholders the right to require the Company to repurchase the bonds on predetermined dates (put dates) at predetermined values as set forth in the relevant indenture. The remaining put dates for the CARZ occur on May 23 of 2004, 2006, 2008, 2011 and 2016. The remaining put dates for the LYONs occur on September 7 of 2003, 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.

            In addition, each of the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company’s shares at other times during the life of the bonds if the market price of the Company’s shares is at certain levels. Accordingly, if the Company’s ordinary share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would have the right to convert the bonds into ordinary shares. If converted for ordinary shares, each CARZ would be converted into 5.9467 ordinary shares and each holder of a LYONs would receive 5.277 ordinary shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2003 will be $625.36 determined by adding two years’ accretion of 2.6422% per annum on an annual basis to the original issue price of $593.57.

            The holders of each of the CARZ and LYONs also have the right to convert the bonds for ordinary shares in the event that the trading price of the bonds for a predetermined period falls below 95% of the value of the equivalent number of shares, provided however, if the ordinary shares are trading at a predetermined premium to the accreted price of the bonds, holders may receive cash, ordinary shares or a combination thereof in lieu of ordinary shares upon conversion.

            These bonds also provide for interest rates to be adjusted in the event that the Company’s ordinary share price falls below certain levels specified in the relevant indenture relative to the conversion price.

            In addition, in the event that the credit ratings assigned to the bonds by S&P’s fall below BBB+, the bonds would be convertible into ordinary shares at 5.9467 ordinary shares per CARZ and 5.277 ordinary shares per LYONs. The rating assigned to the bonds at the time of issue was A+. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.

            The bonds become immediately due if an event of default occurs and 25% or more of the bondholders demand repayment of the accreted value at the time of such event. Such an event of default would include failure to pay amounts due on the notes, an event of default occurring under the Company’s other credit facilities, or certain other events such as bankruptcy or insolvency of the Company. Further descriptions of the events of default are contained in the indentures and consequences to the Company are described under “Cross Default and Other Provisions in Debt Documents”.

            The bonds are also callable as the Company has the right to redeem the bonds for cash, in full or in part, at their accreted value at any time after May 23, 2004, in the case of the CARZ, and September 7, 2004, in the case of the LYONs.

            The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal value ascribed to the puts, as the contingent events of these features are considered unlikely to occur or to the interest rate adjustment feature due to the current trading value of the bonds. Due to the contingent nature of the conversion features of these debt securities, there is no impact on fully diluted earnings (loss) per ordinary share at this time.

Cross-Default and Other Provisions in Debt Documents

            The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

            In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness, including the Credit Facilities discussed above (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its AAA financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

            Under the Company’s 364-day facility and ten-year private placement notes described above, in the event that the Company fails to maintain a claims paying rating of at least A from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its AAA financial guaranty companies) fail to maintain a rating of at least A from S&P, an event of default would occur.

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

            Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

            In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries fall below A (as generally measured by the lower of the financial strength rating from A.M. Best or S&P at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

Long Term Contractual Obligations

            The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2002, due by period. This table excludes further commitments of $224.1 million to the Company’s alternate investment managers, related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments, and letter of credit facilities of $2.7 million. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements for further information.

            (U.S. dollars in thousands):

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1- less than 3 years	3- less than 5 years	More than 5 years

Long-term debt obligations (1)	$2,477,184	$—	$100,000	$—	$2,377,184
Operating lease obligations	268,951	28,141	50,924	43,996	145,890

Total	$2,746,135	$28,141	$150,924	$43,996	$2,523,074

______________

(1)	The long term debt obligations include the ultimate redemption values on the CARZ and LYONs up to 2021 and therefore the total obligation amount is greater than the current notes payable and debt outstanding at December 31, 2002.

            See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements for further information.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

            The Company utilizes variable interest entities both indirectly and directly in the ordinary course of the Company’s business. At the transactional level, the Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit default swaps referencing asset portfolios. The Company only provides financial guaranty insurance or enters into a credit default swap in respect of the senior interests that would otherwise be rated investment grade. The Company does not hold any equity positions or subordinated debt in these arrangements. Accordingly, the Company does not consider its participation to be a significant variable interest in the entity and therefore these variable interest entities are not expected to be consolidated.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”) and expects to increase these facilities to $500.0 million later in 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet. See also “Financial Condition and Liquidity” for more details regarding this off balance sheet collateral arrangement.

            The Company may be required to consolidate up to $2.4 billion of assets and liabilities (commencing in the third quarter of 2003) relating to the following variable interest entities due to the level of variable interest retained by the Company and its related parties. Management is assessing alternatives with regards to restructuring these entities in order to mitigate this result and any impact on its financial covenants.

            The Company has an investment in an asset backed commercial paper conduit that invests funds provided through a commercial paper and a Euro Medium Term Note program. The assets of this company are guaranteed by an unrelated third party, subject to a $25.0 million deductible. The Company has invested in a $30.0 million subordinate note which is the Company’s maximum exposure to loss as a result of its involvement with this variable interest entity. The Company could experience a loss in the event that the assets of the underlying commercial paper conduit do not perform as expected. The investment company has assets and liabilities of approximately $950.0 million at December 31, 2002 and 2001.

            The Company provides insurance, reinsurance and a liquidity facility to a variable interest entity domiciled in the Cayman Islands of which the Company has 23% of the share capital. The variable interest entity was established primarily as a pass-through vehicle associated with a Medium Term Note program backed by a portfolio of investment grade bank perpetual securities and zero coupon notes. The variable interest entity had assets of approximately $715.0 million as at December 31, 2002. The Company’s maximum exposure to loss as a result of its insurance and reinsurance agreements with this variable interest entity is $544.1 million as of December 31, 2002. The Company could experience a loss in the event that the underlying assets do not perform as expected.

            The Company has a residual interest in an asset backed securities collateralized bond obligation (“CBO”). The CBO had assets of $304.9 million and liabilities of $289.4 million as of December 31, 2002. Through the Company’s investment in the CBO’s preferred shares, the Company’s maximum exposure to loss as a result of its investment in this variable interest entity was $3.3 million as of December 31, 2002. The Company also has indirect exposure to loss through its investment in affiliates. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected.

            The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2002, the CDO had assets of $452.7 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its financial guaranties and investment in this variable interest entity was approximately $425.0 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected.

Recent Accounting Pronouncements

            See Item 8, Note 2(s) to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Current Outlook

            The worldwide property and casualty insurance and reinsurance industry is highly competitive. The Company generally competes on the basis of financial strength, coverage terms, claims paying rating and reputation, price and customer service. The markets for the Company’s insurance and reinsurance products are characterized by strong and, at times, intense price competition. Although most of the property and casualty markets in which the Company operates have seen substantial improvements in pricing and policy terms and conditions in 2002, asset defaults and devaluations as well as adverse reserve development have caused erosion of the balance sheets of many global insurers and reinsurers. This has led to downgrades for some of the strongest reinsurers and outright market withdrawals by others. This reduction in the capital supply has contributed to price increases coupled with coverage restrictions and has led to the entrance of new capital in the form of new companies, risk securitization and alternative carriers. The Company believes that competitive forces will continue to be present in the industry. Some of the Company’s competitors possess significantly greater financial and other resources than the Company.

            The Company believes that premium rate increases and favorable terms and conditions will remain for the near term for most lines of property and casualty business that the Company writes. This is based on a number of factors, including continued large loss activity in the insurance industry; reduced capacity for major insurers and reinsurers due to the decline in the world equity markets and lower interest rates; legacy losses such as asbestos that continue to affect the industry; and rating agency downgrades of competitors. In addition, the Company believes that its global presence and current AA financial strength rating from S&P for its property and casualty subsidiaries gives the Company a competitive advantage.

Cautionary Note Regarding Forward-Looking Statements

            The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate ”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

            All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or significant as the Company is currently projecting; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company including, without limitation, amounts due to the Company from the Seller in connection with the Company's acquisition of Winterthur International; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company’s derivative transactions can expose the company to credit default swap risk, weather and energy risk, investment market risk, and foreign currency exchange rate risk. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

            The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

Credit Default Swap Risk

            The Company enters into swaps written under ISDA forms in its insurance and financial products and services segments as an extension of its financial guaranty business. The fair value is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, changes in credit quality, future expected recovery rates and other market factors. Other elements of the change in fair value are based upon pricing established at the inception of the contract. A change in the interest, default and recovery rate assumptions would cause the fair value associated with credit default swaps to decrease as follows:

(U.S. dollars in thousands)

Assumptions	% Change	Decrease in Fair Value

Interest rate	1% decrease	$2,447
Default rate	10% increase	$5,797
Recovery rate	10% decrease	$5,720

Weather and Energy Risk

            The Company offers weather and energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, (which represents the majority of the Company weather and energy derivative transactions) the Company also maintains a smaller weather and energy derivatives trading portfolio. As of the year ended December 31, 2002, a majority of the Company’s outstanding weather transactions were due to mature on or before December 31, 2003.

            During 2002, the Company initiated a limited trading portfolio of listed natural gas futures and options and over-the-counter contracts with similar terms to support its anticipated offering of energy risk management products to end-users in 2003.

            Fair value for the Company’s natural gas contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments which do not have quoted market prices requires management judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest rates and other market factors.

            The following table summarizes the movement in the fair value of contracts outstanding during the year ended December 31, 2002:

(U.S. dollars in thousands)

Unrealized gain (loss)

Fair value of contacts outstanding, beginning of the year	$(1,104)
Contracts realized or otherwise settled	(4,891)
Fair value of new contracts	(2,375)
Other changes in fair value	2,346

Fair value of contracts outstanding, end of year	$(6,024)

            The following table summarizes the maturity of contracts outstanding at December 31, 2002:

(U.S. dollars in thousands)

Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years	Total Fair Value

Prices actively quoted	$(14,321)	$(578)	$—	$—	$(14,899)
Prices based on models and other valuation methods	(2,900)	6,092	4,316	1,367	8,875

Total fair value of contracts outstanding	$(17,221)	$5,514	$4,316	$1,367	$(6,024)

   Market Risk

            Market risk for the Company’s commodity portfolio relates to changes in underlying weather conditions (i.e., changes in climatic variables such as temperature and precipitation) and to a lesser extent, natural gas prices. The Company has underwritten risks in Asia, Australia, Europe, and North America, with its primary market risk reflected in temperature changes within the United States and Europe.

            The Company manages its weather risk portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management.

   Value-At-Risk

            A statistical technique known as VaR is one of the tools used by management to measure, monitor and review the market risk exposures of the Company’s weather risk and natural gas portfolios. VaR, as it relates to commodity risk, is at the 99% confidence level.

            The Company estimates VaR based on the historical simulation of each of the seasonal books into which weather transactions are segregated. Currently, the Company’s VaR calculation does not exceed $60 million in any one season. The Company’s high, low and average aggregate seasonal VaR amounts assumed over all future seasons during 2002 were $201.3 million, $25.8 million and $102.7 million, respectively. The Company’s high, low and average aggregate seasonal VaR amounts during 2001 were $48.6 million, $4.7 million and $30.1 million, respectively. The summation of all future seasons equals the aggregate portfolio VaR, although this is not a statisitc utilized by management because current weather events and patterns are generally independent of, and have an immaterial effect on, expectations for future seasons (and once a season ends, the associated VaR is zero for the remainder of the fiscal year). Therefore, the Company could reduce or eliminate its VaR on futu re seasons by selling its positions prior to the beginning of a season.

            Since VaR statistics are estimates based on simulations of historical market data, VaR should not be viewed as an absolute, prognostic measurement gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts. The Company also maintains VaR limits set by management for natural gas contracts, that had a daily VaR limit of $3.5 million during 2002.

   Credit Risk

            The Company is exposed to credit risk, or the risk that counterparties to weather and energy transactions will fail to perform their contractual obligations leading to possible losses. In order to control its risk exposures, the Company has implemented a credit risk control framework centered on a management credit committee, credit policies and credit limits developed, enhanced and maintained by a credit officer and a credit committee comprised of senior management. All credit-sensitive transactions are reviewed and approved by the Company’s risk management personnel and/or credit committee and exposures are reviewed with respect to authorized credit limits before the Company enters into weather derivative transactions. To address counterparty risk concerns and to support credit exposures in certain cases, the Company may require that a counterparty provide a guaranty or a letter of credit or post margin or collateral. The Company monitors its credit exposures on a daily basis to ensure adherence to all policies and limits.

   Operational Risk

            Operational risk refers to the risk of loss resulting from the Company’s weather and energy risk trading operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, and inadequacies or breaches in the Company’s control procedures and processes. The Company relies on the ability of its employees and systems to process its transactions, but in the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer, among other things, financial loss, regulatory sanctions, reputation damage or other material adverse consequences.

            In order to mitigate and control its operational risk, the Company has developed and continues to enhance and audit specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company has implemented procedures that require that all transactions are accurately recorded and properly reflected in the Company’s books and records, including reconciliation of trade entry and confirmation and regular crosschecks with counterparties. Critical IT systems are backed up on a daily basis. The Company also uses periodic self-assessments and internal audit reviews as a further check on operational risk. Moreover, trading position valuations and other trading processes and procedures are subject to periodic review.

   Legal Risk

            Legal risk is largely comprised of the risk that a derivative transaction will not be properly documented or executed. Proper documentation is critical to assure not only that a counterparty has the authority to enter into the transaction, but also that the transaction is enforceable as negotiated between parties and among other items, are excluded from preferential transfer provisions in the event of counterparty insolvency. As a result, the Company obtains an executed International Swap Dealers Association, Inc. (“ISDA”) Master Agreement or a form of confirmation which incorporates by reference the ISDA Master Agreement and certain elective provisions of the Schedule.

            The ISDA Master Agreement Schedule adopted and periodically enhanced by the Company incorporates, among other provisions, the following contractual protections: the netting of transactions between the Company and the counterparty; a right of set-off for the Company; a representations and warranties provision; and a customized event of default and termination section (typically based upon credit ratings downgrades identified by the Company’s risk management department). Further contractual protections and legal documentation may be required when the Company enters into a derivative transaction with a non-U.S. counterparty.

            The Company seeks to identify, assess, monitor and manage its market, credit, operational and legal risks in accordance with defined policies and procedures. The Company’s senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of the various risks within the business. Due to the changing nature of the global marketplace, the Company’s risk management policies, procedures and methodologies are constantly evolving and are subject to ongoing review and modification. Market, credit, operational, legal and other risks are inherent in the Company’s weather risk management business and cannot be wholly eliminated despite the Company’s risk management policies, procedures and methodologies.

            The Company anticipates that further regulation of weather and energy derivative contracts is reasonably likely to occur based upon recent events and failures in the energy market. Based upon the evolving regulatory developments in energy trading, the Company will continue to monitor and enhance its market, credit, operational and legal procedures and processes to comply with future regulation.

Investment Market Risk

            The Company’s investment portfolio is managed by external investment professionals under the direction of the Company’s management and in accordance with detailed investment guidelines provided and monitored by the Company on a frequent basis. Managers are selected directly by the Company on the basis of various criteria, including investment style, track record, performance, internal controls, operational risk, and diversification implications. The vast majority of the Company’s investment portfolio is managed by well established, large institutional investment professionals.

            The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments, and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies.

            Through the structure of the Company’s investment portfolio, the Company’s earnings are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g. changes in the level, slope and curvature of the yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g. changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g. changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings.

            The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the external investment professionals. Additional constraints are agreed with the external investment professionals which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

            The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, references rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purposes of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments are incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

   Investment Value-At-Risk

             Central to the Company’s market risk management framework is Value at Risk (VaR). VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the investment portfolio’s underlying securities and investments valuations.

            The Company calculates the VaR of the investment portfolio using a 1-month time horizon and a 95% level of confidence. This means that, on average, the Company could expect losses greater than predicted by the VaR results 5% of the time, or once every 20 months. The calculation of VaR is performed monthly using a full valuation based on the Monte Carlo approach and it is expressed both in terms of U.S. dollars and as a percentage of the Company’s investment portfolio.

            The modeling of the risk of any portfolio, as measured by VaR, involves a number of assumptions and approximations. While the Company believes that its assumptions and approximations are appropriate, there is no uniform industry methodology for calculating VaR. The Company notes that different VaR results can be produced for the same portfolio dependent, not only on the approach used but also on the assumptions employed when implementing the approach. However, in order to maintain meaningful and comparable VaR results over time, the Company has maintained the same assumptions and approximations in its methodology over the period.

            The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the models that are employed in the Monte Carlo simulations. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the company to predict risk. There is no assurance that the Company’s actual future losses will not exceed its VaR and the Company expects that 5% of the time the VaR will be exceeded. Additionally, the Company acknowledges the fact that risks associated with abnormal market events can be significantly different to the VaR results and these are by definition not reflected or assessed in the VaR analysis.

            The VaR of the investment portfolio at December 31, 2002 was approximately $236.0 million. The VaR of all investment related derivatives excluding investments in affiliates and other investments was $6.0 million.

            In instances where the data or time series is insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2002, approximately $5.2 billion (28% of the Company’s investment portfolio at market value) was proxied. Approximately $1.4 billion related to various fixed income portfolios, $1.3 billion to alternative investments and $780.0 million to various cash portfolios. Also there were 91 ($28.5 million) holdings not proxied and excluded from the VaR calculations because they could not be easily proxied because they could not be modeled. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

            The following two tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the total investment portfolio during 2002, based upon the VaR at quarter end dates. They also include the Company’s VaR in percentage and dollar terms for the total investment portfolio as at December 31, 2002. The Company’s investment portfolio VaR as at December 31, 2002 is not necessarily indicative of future VaR levels.

	Average VaR	Minimum VaR	Maximum VaR	At December 31, 2002
	% VaR(1)	% VaR(1)	% VaR(1)	% VaR(1)

Cash Equivalents	0.01%	(0.01)%	0.04%	0.04%
Derivatives	0.04%	0.03%	0.05%	0.03%
Equity	0.30%	0.25%	0.35%	0.30%
Fixed Income	1.68%	1.29%	2.09%	1.60%
Alternatives (2)	0.30%	0.20%	0.41%	0.35%
Business and Other Investments	0.19%	0.15%	0.22%	0.20%

Total Undiversified VaR(3)	2.52%	1.91%	3.16%	2.52%

Diversification VaR(4)	(1.04)%	NA	NA	(1.28)%

Total Investment Portfolio VaR(5)	1.48%	1.21%	1.78%	1.24%

(U.S dollars in millions):

	Average VaR during 2002	Minimum VaR during 2002	Maximum VaR during 2002	VaR as at December 31, 2002
	$VaR(6)	$VaR(6)	$VaR(6)	$VaR(6)

Total Investment Portfolio VaR(5)	240	177	294	236

______________

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the total investment portfolio.

(2)	The majority of the Company’s alternative investment portfolio is accounted for as equity in affiliates. However, for purposes of monitoring and tracking the Company’s total investment market risk, the total alternative investment portfolio is included in these calculations. The alternative investment portfolio is principally proxied to the public equity markets and fixed income markets in these VaR calculations. The actual annualized volatility of the Company’s alternatives portfolio during 2002 was 2.4% versus approximately 21% for the public equity markets and approximately 4% for the fixed income markets, as proxied by the S&P500 Index and Lehman Aggregate Bond Index, respectively.

(3)	Total undiversified VaR is the summation of the individual VaRs for each of the separate asset classes and by construction ignores any and all correlations between the different asset classes. The total undiversified VaR therefore ignores diversification benefits that exist in between these different asset classes.

(4)	Diversification VaR equals the difference between the investment portfolio’s total portfolio VaR and the total undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the actual asset classes and the latter explicitly does not, the difference in the two VaR results must be due to the ‘diversification benefits’. These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: allocations changes; changes in the correlations between the different asset classes; and changes in the general asset class risks. The NA reflects the fact that since the minimum and maximum VaR for the six different asset class portfolios do not refer to the same point in time and therefore it is not meaningful to calculate the diversification VaR.

(5)	Total investment portfolio VaR is the Company’s investment portfolio VaR based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the individual asset classes are included in the investment portfolio.

(6)	Based on a 95% confidence level with a one month holding period, expressed in millions of US$ Dollars.

            The Company’s total investment portfolio VaR is driven by: the size of the overall investment portfolio; the size of the allocations to the different asset classes and securities in the asset classes; the risks associated with each of the asset classes and securities; and the correlations and diversification benefits between each of the asset classes and securities. Changes in any of these variables will have a direct impact on the Company’s VaR.

            The Company’s total undiversified VaR, which ignores any correlation and diversification benefits, at December 31, 2002 was 2.52% compared to a maximum of 3.13% and a minimum of 1.98%. The Company’s average diversification VaR during 2002 resulted in an average reduction of the Company’s total undiversified VaR of 1.04% and as at December 31, 2002 was 1.28%.

            The Company’s total investment portfolio VaR was on average 1.48% during 2002 and as at December 31, 2002, was 1.24%. The Company’s maximum and minimum total investment portfolio VaR during 2002 were 1.78% and 1.21%, respectively. The Company’s largest VaR exposure during 2002 was to fixed income. The average VaR for fixed income was 1.68%, compared to a maximum of 2.0% and a minimum of 1.29%. As at December 31, 2002, the fixed income VaR was 1.60%.

            At December 31 2002, the ranking for the Company’s asset class risk, based on the individual asset class VaRs, was: fixed income; alternative investments; equity; business and other investments; cash equivalents and derivatives.

   Stress Testing

            VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences that the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyse the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile.

            The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at quarter end dates during 2002. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Stress Test	As at March 31, 2002	As at June 30, 2002	As at September 30, 2002	As at December 31, 2002

Maximum loss impact on portfolio	(7.6)%	(5.4)%	(4.3)%	(4.7)%
Maximum gain impact on portfolio	21.4%	21.4%	13.9%	14.9%

            From the different scenarios that the Company analyses, the largest downside event risk exposure during 2002 was 7.6%, based on the investment portfolio as at March 31, 2002. The largest upside risk exposure during 2002 was 21.4% as at March 31 and June 30, 2002.

            Given the investment portfolio allocations as at 31 December 2002, the Company would expect to lose approximately 4.7% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at 31 December 2002, the Company would expect to gain approximately 14.9% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

   Investment Credit Risk

            The Company is exposed to credit risk through its portfolio of debt securities which has historically been a significant exposure in the investment portfolio.

            The Company controls credit risk in the investment portfolio through the credit research performed by the external investment professionals and limitations on the investment portfolio’s exposure to individual credits, as set by the Company. Limits are set for each credit rating and are a function of the probability of default and the expected loss in the event of default. Limits ensure that losses from individual defaults should not exceed predetermined levels.

            The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with credit limits. Any obligor over its credit limits or experiencing material credit quality deterioration is placed on a Watch List for closer monitoring. Where appropriate, holdings will be reduced.

            As at December 31, 2002, the average credit quality of the Company’s total fixed income portfolio, which includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased, was AA.

            The Company’s total fixed income portfolio credit quality breakdown as at December 31, 2002 is shown in the following table .

Rating	Percentage of Total Fixed Income Exposure(1)

AAA	59.8%
AA	12.2%
A	14.7%
BBB	8.0%
BB and Below	5.3%

______________

(1)	Portfolio includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased.

            Individual corporate holdings in the portfolio are diversified, exceeding 900 separate issuer exposures. As at December 31, 2002, the top 10 corporate exposures represented approximately 5.1% of the total fixed income portfolio (excluding operating cash balances) and approximately 14% of the corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securetized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Exposures(1)	Percentage of Total Fixed Income Exposure

JPMorgan Chase	0.73%
Citigroup	0.72%
Ford	0.69%
General Electric	0.61%
Credit Suisse Group	0.57%
Daimler Chrysler	0.47%
Morgan Stanley Dean Witter	0.35%
Verizon	0.34%
Comcast Corp.	0.33%
Bank One	0.33%

______________

(1)	Corporate exposures include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

Interest Rate and Equity Price Risk

            The Company believes that VaR is an appropriate indicator of the risk of the portfolio, however an immediate 100 basis point adverse shift in global treasury government bond curves would result in a decrease in total return of 5.2% or $754.0 million in the Company’s fixed income portfolio as of December 31, 2002. It is unlikely that all global yield curves would shift at the same time. In evaluating the impact of price changes in the equity portfolio, a 10% change in equity prices would affect total return by approximately $57.0 million at December 31, 2002.

            At December 31, 2002, bond and stock index futures outstanding were $263.5 million with underlying investments having a market value of $831.9 million. Losses of $1.1 million were realized on these contracts for the year ended December 31, 2002. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $26.3 million respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

            In addition, the Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

Foreign Currency Exchange Risk

            The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At December 31, 2002, forward foreign exchange contracts with notional principal amounts totaling $30.2 million were outstanding. The fair value of these contracts as at December 31, 2002 was $28.6 million with unrealized losses of $1.6 million. For the year ended December 31, 2002, realized losses of $3.4 million and unrealized losses of $0.8 million were recorded in net realized and unrealized gains and losses on derivative instruments. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2002 would have resulted in approximately $6.3 million of unrealized losses and $1.7 million in unrealized gains, respectively.

Credit Risk

            The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2002 AND 2001
(U.S. dollars in thousands, except share amounts)

ASSETS

	2002	2001

Investments:
Fixed maturities at fair value (amortized cost: 2002, $14,118,527; 2001, $10,945,568)	$14,482,647	$10,831,927
Equity securities, at fair value (cost: 2002, $661,377; 2001, $575,090)	575,010	547,805
Short-term investments, at fair value (amortized cost: 2002, $1,001,179; 2001, $1,050,015)	1,002,076	1,050,113

Total investments available for sale	16,059,733	12,429,845
Investments in affiliates	1,750,005	1,113,344
Other investments	146,061	197,528

Total investments	17,955,799	13,740,717
Cash and cash equivalents	3,557,815	1,863,861
Accrued investment income	226,862	180,305
Deferred acquisition costs	688,281	394,258
Prepaid reinsurance premiums	957,036	846,081
Premiums receivable	3,592,713	2,182,348
Reinsurance balances receivable	1,239,970	1,646,306
Unpaid losses and loss expenses recoverable	5,012,655	4,633,693
Intangible assets	1,653,700	1,616,943
Deferred tax asset, net	320,624	419,222
Other assets	441,914	439,282

Total assets	$35,647,369	$27,963,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001

Liabilities:
Unpaid losses and loss expenses	$13,202,736	$11,806,745
Deposit liabilities	2,373,047	1,213,202
Future policy benefit reserves	2,516,949	1,160,962
Unearned premiums	4,028,299	2,636,428
Notes payable and debt	1,877,957	1,604,877
Reinsurance balances payable	1,924,150	1,672,122
Net payable for investments purchased	1,546,276	1,247,027
Other liabilities	1,551,443	1,135,939
Minority interest	56,923	48,530

Total liabilities	$29,077,780	$22,525,832

Commitments and Contingencies

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2002 AND 2001
(U.S. dollars in thousands, except share amounts)

	2002	2001

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: (2002, 9,200,000; 2001, nil)	$92	$—
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: (2002, 11,500,000 ; 2001, nil)	115	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2002, 136,063,184; 2001, 134,734,491)	1,360	1,347
Contributed surplus	3,979,979	3,378,549
Accumulated other comprehensive income (loss)	184,814	(213,013)
Deferred compensation	(31,282)	(27,177)
Retained earnings	2,434,511	2,297,478

Total shareholders’ equity	$6,569,589	$5,437,184

Total liabilities and shareholders’ equity	$35,647,369	$27,963,016

            See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands, except per share amounts)

	2002	2001	2000

Revenues:
Net premiums earned—general operations	$4,966,818	$2,767,533	$2,035,240
Net premiums earned—life operations	1,022,992	695,595	—
Net investment income	734,535	610,528	580,946
Net realized (losses) gains on investments	(214,160)	(93,237)	45,090
Net realized and unrealized (losses) gains on derivative instruments	(51,761)	11,768	21,405
Equity in net income of investment affiliates	64,662	80,580	70,032
Fee income and other	54,963	18,247	(1,131)

Total revenues	$6,578,049	$4,091,014	$2,751,582

Expenses:
Net losses and loss expenses incurred—general operations	$3,327,315	$2,905,231	$1,432,559
Claims and policy benefits—life operations	1,069,456	698,675	—
Acquisition costs	955,331	639,046	485,796
Operating expenses	674,403	422,673	316,892
Exchange (gains) losses	(80,294)	12,184	(59,621)
Interest expense	168,086	113,272	70,593
Amortization of intangible assets	6,187	58,569	58,597

Total expenses	$6,120,484	$4,849,650	$2,304,816

Income (loss) before minority interest, income tax and equity in net income of insurance and operating affiliates	$457,565	$(758,636)	$446,766
Minority interest in net income of subsidiary	13,371	2,113	1,093
Income tax expense (benefit)	22,647	(189,914)	(56,356)
Equity in net loss (income) of insurance and operating affiliates	15,976	5,300	(4,323)

Net income (loss)	$405,571	$(576,135)	$506,352

Preference share dividends	(9,620)	—	—

Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352

Net income (loss)	$405,571	$(576,135)	$506,352
Change in net unrealized appreciation of investments	390,707	(71,004)	(118,321)
Foreign currency translation adjustments	7,120	(37,297)	(5,702)

Comprehensive income (loss)	$803,398	$(684,436)	$382,329

Weighted average ordinary shares and ordinary share equivalents outstanding—basic	135,636	126,676	124,503

Weighted average ordinary shares and ordinary share equivalents outstanding—diluted	137,388	126,676	125,697

Earnings (loss) per ordinary share and ordinary share equivalent—basic	$2.92	$(4.55)	$4.07

Earnings (loss) per ordinary share and ordinary share equivalent—diluted	$2.88	$(4.55)	$4.03

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	2002	2001	2000

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$—	$—	$—
Issue of shares	207	—	—

Balance—end of year	$207	$—	$—

Ordinary Shares:
Balance—beginning of year	$1,347	$1,250	$1,278
Issue of shares	2	94	—
Exercise of stock options	11	18	23
Repurchase of shares	—	(15)	(51)

Balance—end of year	$1,360	$1,347	$1,250

Contributed Surplus:
Balance—beginning of year	$3,378,549	$2,497,416	$2,520,136
Issue of shares	522,713	808,916	2,652
Exercise of stock options	79,364	103,135	74,538
Repurchase of shares	(647)	(30,918)	(99,910)

Balance—end of year	$3,979,979	$3,378,549	$2,497,416

Accumulated Other Comprehensive (Loss) Income:
Balance—beginning of year	$(213,013)	$(104,712)	$19,311
Net change in unrealized gains on investment portfolio, net of tax	397,330	(72,272)	(112,031)
Net change in unrealized gains on investment portfolio of affiliate	(6,623)	1,268	(6,290)
Currency translation adjustments	7,120	(37,297)	(5,702)

Balance—end of year	$184,814	$(213,013)	$(104,712)

Deferred Compensation:
Balance—beginning of year	$(27,177)	$(17,727)	$(28,797)
(Issue) forfeit of restricted shares	(18,416)	(19,802)	1,555
Amortization	14,311	10,352	9,515

Balance—end of year	$(31,282)	$(27,177)	$(17,727)

Retained Earnings:
Balance—beginning of year	$2,297,478	$3,197,441	$3,065,150
Net income (loss)	405,571	(576,135)	506,352
Dividends on Class A ordinary shares	(257,054)	(237,628)	(225,572)
Dividends on Series A and B preference ordinary shares	(9,620)	—	—
Repurchase of shares	(1,864)	(86,200)	(148,489)

Balance—end of year	$2,434,511	$2,297,478	$3,197,441

Total shareholders’ equity	$6,569,589	$5,437,184	$5,573,668

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	2002	2001	2000

Cash Flows Provided by Operating Activities:
Net income (loss)	$405,571	$(576,135)	$506,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on sales of investments	214,160	93,237	(45,090)
Net realized and unrealized losses (gains) on derivative instruments	51,761	(11,768)	(21,405)
Amortization of discounts on fixed maturities	(15,715)	(38,589)	(47,099)
Equity in net income of investment and insurance affiliates	(48,687)	(75,280)	(74,355)
Amortization of deferred compensation	14,311	10,352	8,861
Amortization of intangible assets	6,187	58,569	58,597
Unpaid losses and loss expenses	850,566	3,555,484	259,728
Unearned premiums	1,316,263	427,613	244,017
Premiums receivable	(1,337,876)	76,076	6,674
Unpaid losses and loss expenses recoverable	76,347	(1,959,927)	(506,242)
Deposit liabilities and future policy benefit reserves	1,103,327	623,298	—
Prepaid reinsurance premiums	(102,580)	(277,053)	(174,475)
Reinsurance balances receivable	68,869	(1,425,613)	(46,122)
Reinsurance balances payable	182,861	831,364	46,076
Deferred tax asset	102,162	(267,054)	(54,240)
Other	148,918	393,028	101,174

Total adjustments	2,630,874	2,013,737	(243,901)

Net cash provided by operating activities	3,036,445	1,437,602	262,451

Cash Flows Provided by (Used in) Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	44,554,304	28,396,278	22,287,287
Proceeds from redemption of fixed maturities and short-term investments	3,753,801	1,543,550	460,733
Proceeds from sale of equity securities	754,611	882,501	1,480,853
Purchases of fixed maturities and short-term investments	(50,859,921)	(31,975,544)	(22,798,463)
Purchases of equity securities	(531,437)	(739,872)	(1,071,351)
Investments in affiliates, net of dividends received	(717,523)	(185,106)	(180,818)
Acquisition of subsidiaries, net of cash acquired	(43,143)	(262,001)	(3,094)
Other investments	34,171	(108,993)	(55,917)
Fixed assets and other	(4,509)	(21,898)	(31,176)

Net cash (used in) provided by investing activities	(3,059,646)	(2,471,085)	88,054

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands

	2002	2001	2000

Cash Flows Provided by (Used in) Financing Activities:
Issue of common shares	$—	$787,678	$—
Issue of preference shares	503,579	—	—
Proceeds from exercise of stock options	79,375	105,233	74,561
Repurchase of shares	(2,512)	(117,133)	(248,450)
Dividends paid on common shares	(257,054)	(237,628)	(225,572)
Dividends paid on preference shares	(9,620)	—	—
Proceeds from notes payable and debt	846,814	1,172,533	250,300
Repayment of notes payable and debt	(600,000)	(50,000)	(211,000)
Deposit liabilities	1,156,285	306,664	372,033
Minority interest	—	(24)	10,892

Net cash provided by financing activities	1,716,867	1,967,323	22,764

Effects of exchange rate changes on foreign currency cash	288	(448)	(549)

Increase in cash and cash equivalents	1,693,954	933,392	372,720
Cash and cash equivalents—beginning of year	1,863,861	930,469	557,749

Cash and cash equivalents—end of year	$3,557,815	$1,863,861	$930,469

Net taxes received	$76,750	$10,025	$13,347
Interest paid	$(36,820)	$(36,509)	$(30,505)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 2002, 2001 AND 2000

1.    History

            XL Capital Ltd together with its subsidiaries (the “Company” or “XL”), is a holding company organized under the laws of the Cayman Islands. XL Capital Ltd was incorporated on March 16, 1998, as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986, in connection with EXEL Limited’s merger with Mid Ocean Limited, a Cayman Islands corporation. XL Capital Ltd operated under the name EXEL Limited from completion of the merger until February 1, 1999, when its current name was approved by the requisite vote of the Company’s shareholders. The Company provides insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

            Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré was formed in July 1999, when the Company signed a joint venture agreement with Les Mutuelles du Mans Assurances Group to form a new French reinsurance company. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. See Note 6 (a) for additional information.

            On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American based large corporate business globally. Effective July 1, 2001, the Company’s results include Winterthur International. See Note 6 (c) for additional information. In 2003, the Winterthur International operations changed its name to “XL Global Risk”.

            In 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation. NAC was organized in 1985 and writes property and casualty insurance and reinsurance in the U.S., Canada and Europe.

            XL Re Ltd, formerly XL Mid Ocean Re, was organized under the laws of Bermuda in 1992 initially to write property catastrophe reinsurance following a reduction in market capacity due to the effects of severe hurricanes that struck the southeastern United States in the late 1980s and early 1990s.

            XL London Market, formerly XL Brockbank which comprised both Brockbank and Denham Syndicate Management Limited, is organized under the laws of the U.K. and is a leading Lloyd’s managing agency that provides underwriting and similar services to four Lloyd’s syndicates. Effective January 1, 2002, the Company provides 100% of the capacity for these syndicates. These syndicates underwrite property, marine and energy, aviation, satellite, professional indemnity and other specialty lines of insurance and reinsurance to a global client base.

2.   Significant Accounting Policies

(a)	Basis of Preparation and Consolidation

            These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. GAAP (“GAAP”). The results include the consolidation of Le Mans Re, accounted for as a subsidiary with effect from January 1, 2002. Effective July 1, 2001, the results also include the acquired Winterthur International operations under the purchase method of accounting, described in Note 6 (c). All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include the loss events of September 11, 2001, described in Note 4. Actual results could differ from these estimates.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

(a)	Basis of Preparation and Consolidation (continued)

            Certain reclassifications have been made to prior year consolidated financial statement amounts to conform to current year presentation.

(b)	Premiums and Acquisition Costs

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

            Premiums from long duration contracts that transfer significant mortality or morbidity risks are recognized as revenue and earned when due from policyholders. Premiums from long duration contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are accounted for as deposit liabilities.

            Acquisition costs, which vary with and are related to the acquisition of policies consisting primarily of commissions paid to brokers, are deferred and amortized over the period the premiums are earned. Future earned premiums, the anticipated losses, other costs (and in the case of a premium deficiency, investment income) related to those premiums, is also considered in determining the level of acquisition costs to be deferred.

(c)	Reinsurance

            In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are expensed over the remaining risk period. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for estimated unrecoverable reinsurance.

(d)	Fee Income and Other

            Fee income and other includes fees earned for insurance related services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

(e)	Other Than Temporary Declines In Investments

            The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

            With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities.

(f)	Derivative Instruments and Weather Derivative Contracts

            The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities” in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments including those embedded in other contracts (collectively referred to as derivatives), and for hedging activity. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Non-exchange traded weather products are not covered by FAS 133, however they are also recorded at fair value. The Company adopted FAS 133, as amended, as of January 1, 2001. The Company conducts activities in three main types of instruments: credit default swap derivatives, weather and energy derivatives and investment related derivative instruments. There was no significant cumulative effect from the adoption of FAS 133.

            In 2002, the Company amended the presentation of its derivative transactions in the consolidated statements of income to include the change in fair value of all of its derivative transactions in one line item under “net realized and unrealized gains and losses on derivative instruments”. Previously, certain components of the change in fair value were reported in “net premiums earned, net losses and loss expenses incurred and fee and other income”. There was no effect on net income for this change and prior period results have been reclassified to reflect this change.

      Credit Default Swap Derivatives

            Credit default swaps are recorded at fair value which is determined using models developed by the Company and is dependent upon a number of factors including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and quality spreads is unrealized as the credit default swaps are not traded to realize this value and are included in net realized and unrealized gains and losses on derivative instruments. Other elements of the change in fair value are based upon pricing established at the inception of the contract.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

      Weather and Energy Derivatives

            Weather and energy derivatives are recorded at fair value with the changes in fair value included in “net realized and unrealized (losses) gains on derivative instruments”. Fair value for the Company’s energy contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in interest rates and other market factors.

      Investment Related Derivative Instruments

            The Company uses investment derivatives to manage duration and currency exposure for its investment portfolio. Investment derivatives that are not designated as hedges are carried at fair value, with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses on derivative instruments.

            The Company has used derivative instruments to manage the interest rate exposure of the Company’s guaranteed investment contracts (GICs). All interest rate swaps are recorded at fair value. Fair value is determined using fixed income analytical models and related commercially available software, and is dependent upon interest rate conditions and relationships among interest rates and indices. Changes in the value of fair value hedges are recorded as adjustments to the hedged items to the extent that the hedge is effective. Changes in the value of cash flow hedges are recorded in other comprehensive income to the extent that the hedge is effective. The ineffective portion of both fair value and cash flow hedges are recorded in the Statement of Income as realized gains and losses on derivative instruments.

(g)	Total Investments

                Investments Available For Sale

            Investments that are considered available for sale are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments, net of tax, is included in accumulated other comprehensive income (loss). Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

                      Investment In Affiliates

            Investments in which the Company has significant influence over the operations are classified as investments in affiliates for accounting purposes and are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Significant influence is deemed to exist where the Company has an investment of 3% or greater in closed end funds, limited partnerships or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. The determination of whether an entity is classified as an affiliate for accounting purposes may be different from the determination of whether such entity would constitute an affiliate for any other purposes, including regulatory purposes. The equity in net income of affiliates is shown separately between equity in net income of strategic insurance and operating affiliates and equity in net income of investment affiliates. Any decline in value considered by management to be other than temporary is charged to income in the period that it is determined.

                      Other investments

            The Company accounts for its other investments at estimated fair value, as it has no significant influence over these entities. Income is recorded when received. Investments are written down to their estimated fair value where management considers there is an other than temporary decline in value, based on financial information received.

(h)	Cash Equivalents

            Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

(i)	Foreign Currency Translation

            Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income (loss).

            Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income. Revenue and expense transactions are translated at the average exchange rates prevailing during the year.

(j)	Intangible Assets

            Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to income at that time.

            Effective January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets”. FAS 142 address financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements. Adoption of FAS 142 has resulted in the Company ceasing to amortize goodwill and identifiable intangible assets with indefinite lives. In accordance with FAS 142, the Company continues to review the carrying value of goodwill related to all of its investments for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined. See Note 5 for further information.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

(k)	Losses and Loss Expenses

            Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses for the Company’s general operations is established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

            The reserve for losses incurred but not reported is estimated by management based on loss development patterns determined by reference to the Company’s underwriting practices, the policy form, type of insurance program and the experience of the relevant industries. The Company’s actuaries employ a variety of generally accepted methodologies to determine estimated ultimate loss reserves, including the Bornhuetter-Ferguson incurred loss method. The outcome of the actuarial review will either provide (i) a single point estimate that is management’s best estimate or (ii) a range of reserve estimates. The Company considers a ‘best estimate’ to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures.

            Certain workers’ compensation and long term disability liabilities are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

            Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company’s total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made.

(l)	Deposit Liabilities

            Contracts entered into by the Company with cedants which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received as defined under FAS 113. The Company uses a conservative portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the ‘best estimates’ of future flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as an adjustment to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

            Guaranteed investment contracts whereby the Company receives deposits at a contractual interest rate are recorded at amortized cost. The company may enter into associated transactions in order to reduce the Company’s exposure to fluctuations in interest rates related to these contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

(m)	Future policy benefit reserves

            The Company estimates the present value of future policy benefits related to long duration contracts using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The original assumptions are to determine changes in the liability for future policy benefits unless a premium deficiency exists. Any changes to this estimate that result from its periodic estimation will be reflected in income as an adjustment to life claims and policy benefits.

            The assumptions used to determine the future policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency exists. As the experience on the contracts emerges, the assumptions are reviewed. If such review would produce reserves in excess of those currently held then the lock-in assumptions will be revised and a loss recognized.

            Certain annuity contracts provide the holder with a guarantee that the benefit received upon death will be no less than a minimum prescribed amount. To the extent the guaranteed minimum death benefit exceeds the current account value at the time of death, the Company incurs a cost that is recorded as “policy benefits” for the period in which the death occurs.

(n)	Income Taxes

            The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

(o)	Stock Plans

            The Company accounts for stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation expense for stock option grants and stock appreciation rights is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. See Note 2 (s).

(p)	Per Share Data

            Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

(q)	Variable Interest Entities

            The accounting treatment for the Company’s investment in and relationships with variable interest entities is dependant upon whether the Company is considered to have effective control over the entity. The Company considers several factors to determine whether effective control exists. These factors include, but are not limited to, the initial equity investment made in the vehicle, the degree of exposure to the risks of the underlying assets and liabilities of the entity and the potential to benefit from the rewards. Those variable interest entities that the Company deems necessary to consolidate are accounted for in accordance with the accounting policy for subsidiaries in Note 2(a). Those which the Company does not deem it necessary to consolidate are accounted for in accordance with the terms of the transactions and contractual agreements in place. See Note 2 (s) for further information.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

(r)	Fair Value of Financial Instruments

            Fair values of investments and derivatives are based on published market values, if available, estimates of fair values, of similar issues estimates of fair values produced by the Company's fair value models. See notes 2 (e), 2 (f), 2 (g), 7 and 15 for further information.

(s)	Recent Accounting Pronouncements

            In December 2002, FASB issued FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. FAS 148, amends FAS 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to record stock option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148. The Company expects that the effect of adoption of this statement will be a reduction in net income. However, the final determination of this cost is dependant upon a number of factors including but not limited to, the number of options granted and the volatility of the Company’s share price and their related effect on the Black-Scholes valuation.

            In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable i nterest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The effect of adoption of this standard on the Company’s financial condition is currently being evaluated with a possible increase in both assets and liabilities of approximately $2.4 billion based on structures and contracts currently in place. Management is assessing alternatives with regards to restructuring these variable interest entities. See Note 16 for further information.

            In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guaranties, Including Indirect Guaranties of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of certain types of guaranties, a guarantor must recognize a liability for the fair value of an obligation assumed under a guaranty. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guaranties issued. The recognition provisions of FIN 45 are effective for any guaranties issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for the year ended December 31, 2002. The Company is currently evaluating the effects of the initial recognition provisions of FIN 45; however the Company does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial condition and results of operations.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

            The FASB is currently discussing the accounting related to certain modified coinsurance (“modco”) and funds withheld reinsurance agreements that provide for a total return on a portfolio of fixed income securities that contain embedded derivatives that would require bifurcation under FAS 133. Tentative guidance has been provided in Derivative Implementation Guidance issue No. B36, “Embedded Derivatives- Bifurcation of Embedded Credit”. If embedded derivative accounting for certain modco and funds withheld reinsurance agreements is eventually required, guidance will be applied prospectively for all existing contracts and future transactions in the quarter it becomes effective. The Company currently does not believe the application of the new guidance will have a material impact on its financial condition and results of operations.

3.    Segment Information

            The Company is organized into three underwriting segments—insurance, reinsurance, and financial products and services—in addition to a corporate segment that includes the investment and financing operations of the Company. General operations and life operations are disclosed separately within each segment. General operations include property and casualty lines of business and financial products and services. Effective January 1, 2002, the Company provides 100% of the capacity of its Lloyd’s syndicates. These operations are included in the insurance segment and are no longer shown separately.

             The Company evaluates performance of each segment based on underwriting results for general operations and net income from life operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for general operations. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations.

            Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

            Insurance Operations

            Insurance business written includes general liability, other liability including directors and officers, professional and employment practices liability, environmental liability, property, program business, marine and energy, aviation and satellite, and other product lines including customs bonds, surety, political risk, and specialty lines.

            Reinsurance Operations

Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty and property risks, principally: general liability; professional liability; accident and health; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company’s reinsurance operations also writes life reinsurance business, primarily European term assurances, group life, critical illness cover, immediate annuities in payment and disability income business.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Segment Information (continued)

            Financial Products and Services

            Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions and weather risk management products. While each of these is unique and is tailored for the specific needs of the insured or user, they are often multi-year contracts. Due to the nature of these types of contracts, premium volume as well as underwriting results can vary significantly from period to period. The financial products and services segment also assumes U.S. term life mortality reinsurance business from one of the Company’s insurance affiliates.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Segment Information (continued)

            The following is an analysis of the underwriting profit or loss by segment together with a reconciliation of underwriting profit or loss to net income or loss:

(U.S. dollars in thousands, except ratios)

Year Ended December 31, 2002:	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$2,832,298	$2,066,775	$4,899,073	$67,745	$4,966,818
Fee income and other	36,717	11,201	47,918	7,043	54,961
Net losses and loss expenses	1,771,982	1,557,065	3,329,047	(1,732)	3,327,315
Acquisition costs	478,548	454,300	932,848	9,644	942,492
Operating expenses (1)	380,901	109,796	490,697	61,543	552,240
Exchange (gains) losses	(56,515)	(23,787)	(80,302)	8	(80,294)

Underwriting profit (loss)	$294,099	$(19,398)	$274,701	$5,325	$280,026

Life Operations:
Life premiums earned	$—	$980,387	$980,387	$42,605	$1,022,992
Fee income and other	—	2	2	—	2
Claims and policy benefits	—	1,027,981	1,027,981	41,475	1,069,456
Acquisition costs	—	12,839	12,839	—	12,839
Operating expenses	—	5,844	5,844	404	6,248
Net investment income	—	91,451	91,451	—	91,451

Net income from life operations	$—	$25,176	$25,176	$726	$25,902

Net investment income – general operations					$643,084
Net realized losses on investments					(214,160)
Net realized and unrealized losses on derivative instruments (2)					(51,761)
Equity in net income of affiliates					48,686
Interest expense					168,086
Amortization of intangible assets					6,187
Corporate operating expenses (1)					115,915
Minority interest					13,371
Income tax expense					22,647

Net income					$405,571

Ratios – general operations (3):
Loss and loss expense ratio	62.6%	75.3%	68.0%		68.0%
Underwriting expense ratio	30.3%	27.3%	29.0%		29.0%

Combined ratio	92.9%	102.6%	97.0%		97.0%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	This includes net losses on credit default swaps of $16.2 million and $29.9 million related to the insurance and financial products and services segments, respectively, $16.6 million on net realized gains on weather risk management contracts in the financial products and services segment and net realized and unrealized losses of $22.2 million on investment derivatives.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Segment Information (continued)

(U.S. dollars in thousands, except ratios)

Year Ended December 31, 2001:	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,700,802	$1,029,618	$2,730,420	$37,113	$2,767,533
Fee income and other	18,358	(7,180)	11,178	7,069	18,247
Net losses and loss expenses	1,461,304	1,428,772	2,890,076	15,155	2,905,231
Acquisition costs	343,247	292,069	635,316	3,730	639,046
Operating expenses (1)	200,745	87,169	287,914	42,404	330,318
Exchange losses	8,122	4,062	12,184	—	12,184

Underwriting loss	$(294,258)	$(789,634)	$(1,083,892)	$(17,107)	$(1,100,999)

Life Operations:
Life premiums earned	—	695,595	695,595	—	695,595
Fee income and other	—	—	—	—	—
Claims and policy benefits	—	698,675	698,675	—	698,675
Acquisition costs	—	—	—	—	—
Operating expenses	—	—	—	—	—
Net investment income	—	—	—	—	—

Net loss from life operations	$—	$(3,080)	$(3,080)	$—	$(3,080)

Net investment income – general operations					$610,528
Net realized losses on investments					(93,237)
Net realized and unrealized gains on derivative instruments (2)					11,768
Equity in net income of affiliates					75,280
Interest expense					113,272
Amortization of intangible assets					58,569
Corporate operating expenses (1,3)					92,355
Minority interest					2,113
Income tax benefit					(189,914)

Net loss					$(576,135)

Ratios – General operations (4):
Loss and loss expense ratio	85.9%	138.8%	105.8%		105.8%
Underwriting expense ratio	32.0%	36.8%	33.9%		33.9%

Combined ratio	117.9%	175.6%	139.7%		139.7%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	This includes net gains on credit default swaps of $8.1 million and net losses of $27.5 million related to the insurance and financial products and services segments, respectively, $16.6 million on net realized gains on weather risk management contracts in the financial products and services segment and net realized and unrealized gains of $14.6 million on investment derivatives.

(3)	Corporate operating expenses include charges of $14.0 million related to the acquisition of Winterthur International.

(4)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Segment Information (continued)

(U.S. dollars in thousands, except ratios)

Year Ended December 31, 2000:	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,084,330	$927,195	$2,011,525	$23,715	$2,035,240
Fee income and other	1,066	(2,197)	(1,131)	—	(1,131)
Net losses and loss expenses (1)	763,270	663,173	1,426,443	6,116	1,432,559
Acquisition costs	237,121	247,352	484,473	1,323	485,796
Operating expenses (2)	122,856	102,132	224,988	29,969	254,957
Exchange (gains) losses	(8,330)	3,868	(4,462)	—	(4,462)

Underwriting (loss) profit	$(29,521)	$(91,527)	$(121,048)	$(13,693)	$(134,741)

Net investment income					$580,946
Net realized gains on investments					45,090
Net realized and unrealized gains on derivative instruments (3)					21,405
Equity in net income of affiliates					74,355
Interest expense					70,593
Amortization of intangible assets					58,597
Corporate operating expenses (2)					61,935
Other exchange gain					55,159
Minority interest					1,093
Income tax benefit					(56,356)

Net income					$506,352

Ratios – General operations (4):
Loss and loss expense ratio	70.4%	71.5%	70.9%		70.9%
Underwriting expense ratio	33.2%	37.7%	35.3%		35.3%

Combined ratio	103.6%	109.2%	106.2%		106.2%

______________

(1)	Net losses and loss expenses for the insurance segment include, and the reinsurance segment exclude, $33.5 million relating to an intercompany stop loss arrangement. Total results are not affected. The loss and loss expense ratio would have been 67.3% and 75.1% and the underwriting results would have been a profit of $4.0 million and a loss of $125.0 million in the insurance and reinsurance segments, respectively, had this stop loss arrangement not been in place.

(2)	Operating expenses exclude corporate operating expenses, shown separately.

(3)	This includes net gains on credit default swaps of $15.9 million related to the financial products and services segment and net realized and unrealized gains of $5.5 million on investment derivatives.

(4)	Ratios are based on net premiums earned for general insurance and reinsurance, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Segment Information (continued)

Supplemental Segment and Geographic Information

            The following table is an analysis of the Company’s gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the years ended December 31, 2002, 2001 and 2000:

Year Ended December 31, 2002:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$2,281,312	$1,606,023	$1,359,161
Casualty reinsurance	1,201,907	1,072,578	792,645
Property catastrophe	336,679	274,633	248,233
Other property	1,776,189	1,265,332	1,133,064
Marine, energy, aviation and satellite	1,101,759	829,929	712,113
Accident and health	137,870	115,181	127,120
Financial products and services	199,913	177,794	67,745
Other insurance (1)	577,619	384,418	321,298
Other reinsurance (1)	300,670	223,532	205,439

Total general operations	7,913,918	5,949,420	4,966,818
Life Operations	1,072,248	1,023,604	1,022,992

Total	$8,986,166	$6,973,024	$5,989,810

Year Ended December 31, 2001:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$1,311,538	$800,382	$779,869
Casualty reinsurance	608,071	444,059	394,825
Property catastrophe	304,506	11,359	85,843
Other property	1,079,764	601,896	606,878
Marine, energy, aviation and satellite	682,172	429,915	392,790
Accident and health	86,430	73,815	83,870
Financial products and services	94,197	87,327	37,113
Other insurance (1)	439,534	332,390	272,237
Other reinsurance (1)	119,455	89,228	114,108

Total general operations	4,725,667	2,870,371	2,767,533
Life Operations	695,595	695,595	695,595

Total	$5,421,262	$3,565,966	$3,463,128

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Segment Information (continued)

Year Ended December 31, 2000:

(U.S. dollars in thousands)

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$779,598	$502,097	$433,366
Casualty reinsurance	500,367	329,724	396,251
Property catastrophe	159,771	132,288	132,818
Other property	667,730	468,275	389,514
Marine, energy, aviation and satellite	495,136	284,047	261,273
Accident and health	58,030	47,029	41,325
Financial products and services	55,368	53,154	23,715
Other insurance (1)	259,689	186,251	247,196
Other reinsurance (1)	153,342	113,375	109,782

Total general operations	3,129,031	2,116,240	2,035,240
Life Operations	—	—	—

Total	$3,129,031	$2,116,240	$2,035,240

______________

(1)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

            The following table shows an analysis of the Company’s net premiums written for general operations by geographical location of subsidiary where the premium is written for the years ended December 31:

(U.S. dollars in thousands)

Net Premiums Written:	2002	2001	2000

Bermuda	$1,419,841	$609,705	$609,609
United States	1,693,514	1,277,668	934,110
Europe and other	2,836,065	982,998	572,521

Total	$5,949,420	$2,870,371	$2,116,240

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   The September 11 Event

            Terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”) are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has exposure to this event with claims expected to arise mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages.

            The Company has performed a detailed analysis of contracts it believes are exposed to this event. The process varied between segments, due to the specific nature of each of their operations, and by line of business. For the insurance lines of business, the Company was able to identify a limited number of relevant contracts soon after the event. The process included identification of possible claims using underwriting systems to determine potential exposures on a case-by-case basis. The exposures were then analyzed to determine the exact location and magnitude of the potential loss.

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

            The Company estimates losses incurred of approximately $996.0 million, net of reinsurance recoveries, based on reports and estimates of loss and damage. The following is an analysis of the impact on the Company’s segments and total results of operations from the September 11 event for the years ended December 31, 2002 and 2001:

Year Ended December 31, 2002:

(U.S. dollars in thousands)

	Insurance	Reinsurance	Financial Products and Services	Total

Gross premium written	$—	$—	$—	$—
Reinsurance ceded	—	—	—	—
Net premiums earned	—	—	—	—
Net losses and loss expenses	73,000	127,000	—	200,000

Underwriting loss	$(73,000)	$(127,000)	$—	$(200,000)

Equity in net income (loss) of affiliates				—
Income tax benefit				—

Net loss				$(200,000)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    The September 11 Event (continued)

Year Ended December 31, 2001:

(U.S. dollars in thousands)

	Insurance	Reinsurance	Financial Products and Services	Total

Gross premium written	$—	$147,900	$—	$147,900
Reinsurance ceded	25,300	340,400	—	365,700
Net premiums earned	(25,300)	(120,400)	—	(145,700)
Net losses and loss expenses	317,850	442,150	—	760,000

Underwriting loss	$(343,150)	$(562,550)	$—	$(905,700)

Equity in net loss of affiliates				(27,000)
Income tax benefit				136,760

Net loss				$(795,940)

            Premiums written, ceded and earned related to reinstatement and adjustment premiums that are typically received and paid when a catastrophic event occurs. The premium is paid to reinstate coverage for the remaining life of the contract.

            Net losses and loss expenses comprise gross claims of $2.1 billion with estimated reinsurance recoveries of $1.2 billion, both excluding Winterthur International. Winterthur International incurred gross losses of $272.0 million related to the September 11 event, which the Company expects to recover from third-party reinsurers or under the net loss reserve seasoning mechanism in the Sale and Purchase Agreement (defined in Note 6 (c)), or a combination of the two. These losses related to business written by Winterthur International prior to July 1, 2001.

            The Company has paid only approximately 25% of its estimated ultimated losses relating to the September 11 event as at December 31, 2002.

5.    Goodwill and Intangible Assets

            FASB issued FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets,” in July 2001. The Company has adopted these standards for the acquisition of Winterthur International. FAS 141 addresses financial accounting and reporting for the acquisition of other companies and is applicable for new transactions effective after June 30, 2001. For previous transactions, this standard is effective for fiscal years beginning after December 15, 2001. FAS 142 addresses financial accounting and reporting for goodwill and other intangible assets both upon acquisition and after these assets have initially been recognized in the financial statements.

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

            The following is the pro forma effect on net income available to ordinary shareholders and earnings per ordinary share for the years ended December 31, 2001, and 2000 had FAS 142 been effective January 1, 2000 as compared to the reported net income and earnings per ordinary share for the years ended December 31, 2001 and 2000:

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Goodwill and Intangible Assets (continued)

(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000

Net income (loss):
Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352
Goodwill amortization	—	57,426	57,579

Adjusted net income (loss) available to ordinary shareholders	$395,951	$(518,709)	$563,931

Basic earnings per ordinary share:
Basic earnings (loss) per ordinary share	$2.92	$(4.55)	$4.07
Goodwill amortization	—	0.45	0.46

Adjusted basic earnings (loss) per ordinary share	$2.92	$(4.10)	$4.53

Diluted earnings per ordinary share:
Diluted earnings (loss) per ordinary share	$2.88	$(4.55)	$4.03
Goodwill amortization	—	0.45	0.46

Adjusted diluted earnings (loss) per ordinary share	$2.88	$(4.10)	$4.49

            The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2002 and 2001:

(U.S. dollars in thousands)

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total

Balance at December 31, 2000	$1,584,548	$1,215	$5,345	$1,591,108
Additions	40,476	26,428	17,500	84,404
Amortization	(56,388)	(537)	(1,644)	(58,569)

Balance at December 31, 2001	$1,568,636	$27,106	$21,201	$1,616,943

Additions	25,649	8,671	8,624	42,944
Amortization	—	—	(6,187)	(6,187)

Balance at December 31, 2002	$1,594,285	$35,777	$23,638	$1,653,700

            As at December 31, 2002 goodwill related to the insurance segment was $279.0 million, the reinsurance segment was $1.4 billion and the financial products and services segment was $4.6 million.

6.    Business Combinations

(a)	Le Mans Ré

            Effective January 1, 2002, the Company consolidated its investment in Le Mans Ré after increasing its ownership from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. The remaining 33% ownership is held by Les Mutuelles du Mans Assurances Group (“MMA”). The Company has the option to buy the remaining shares from MMA for approximately $138.5 million in cash on December 13, 2003. The Company must provide

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Business Combinations (continued)

notice of its intention to exercise prior to June 13, 2003. The Company currently intends to exercise its option prior to this date. In addition, MMA has the option to sell the remaining shares to the Company on December 13, 2003, or earlier if specific events occur, for approximately $138.5 million in cash. These events include, but are not limited to, a reduction of the Standard & Poor’s rating of Le Mans Ré and a change of control in either the Company or Le Mans Ré. The purchase price for the remaining 33% ownership is fixed and the Company has recorded a liability for the purchase price for the remaining shares. Due to certain contractual arrangements between the company and MMA, MMA does not have any economic interest in the earnings of Le Man Ré with effect from January 1, 2002 and accordingly, no minority interest was recorded in 2002.

            The cost of the acquisition for the increase in ownership from 49% to 67%, including the liability discussed above, was approximately $188.5 million. Goodwill arising from the acquisition was approximately $52.6 million. The Company recoginzed goodwill in excess of the fair value of Le Mans Ré's net assets to increase its European franchise for its reinsurance operations. Cash paid, net of cash acquired, was $45.5 million during the year ended December 31, 2002.

            Pro forma financial information and condensed balance sheet information are not presented for the acquisition of Le Mans Ré as the results of Le Mans Ré’s operations are not significant to the consolidated balance sheet or consolidated results of operations of the Company.

(b)	Lyndon Life Insurance Company

            In the first quarter of 2002, the Company acquired Lyndon Life Insurance Company, a shell company licensed to conduct life insurance business in forty-nine U.S. states, for the purpose of obtaining licenses for the Company’s life operations. The cost of the acquisition was $13.5 million, paid in cash in April 2002, and intangible assets arising from the acquisition were $3.5 million. No goodwill was recorded on this acquisition. Lyndon Life Insurance Company has been renamed XL Life Insurance and Annuity Company.

(c)	Winterthur International

            On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) primarily to extend its predominantly North American based large corporate insurance business globally.  In connection with its acquisition of Winterthur International in July 2001, in all cash transaction, the Company has recorded a recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $645.7 million at December 31, 2002 based on provisions of the sale and purchase agreement between the parties (“SPA”).

            The Company paid to the Seller $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price is subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001 (the “Completion Financials”). By the terms of the SPA, the Seller is required to deliver the Completion Financials to the Company but has not done so to date. The Company expects the Seller to deliver the Completion Financials later in 2003 or to agree with the Seller an alternative method for determining the final purchase price.

            The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Business Combinations (continued)

(c)	Winterthur International (continued)

The SPA provides for arbitration should the Seller and the Company disagree on the final amounts due thereunder. In the event such arbitration is commenced in the future, the Company may recognize an impairment if the amount determined to be due to the Company in such arbitration was less than the carrying value of the SPA recovery balance deemed due from the Seller.  Under the terms of the SPA, the Company’s exposure to a deficiency in the net reserves and the run-off of expiring business of the acquired Winterthur International operations, including by reason of uncollectible reinsurance, is limited to $61.0 million. Certain Winterthur International businesses and product lines were not purchased, primarily asbestos, certain insurance liabilities in respect of 1985 and prior years, certain captive management, alternative risk and life insurance business.

            The acquisition has been accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Winterthur International were recorded at their estimated fair value on June 30, 2001 based on the unaudited financial statements prepared by the seller and provided to the Company at that time. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management’s estimates and independent valuations. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives. The remaining purchase price excess over fair value of net assets was allocated to goodwill. The Company’s estimate of the fair value of loss reserves is approximately $5.0 million less than the carrying value recorded by the seller at July 1, 2001. This difference will be charged to income over the next five years. The Company has included $61.0 million of exposure in establishing its risk premium adjustment inherent in the fair value of loss reserves.

            The fair value adjustment estimate consists of two components: (i) discounting the net loss reserves and unearned premium reserves to present value using a risk-free rate of return, net of deferred taxes, and (ii) developing an expense, profit and risk margin for the acquired reserves based on management’s estimate of current market pricing and the terms in the Sale and Purchase Agreement.

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

            The fair value of significant assets and liabilities acquired by the Company include $200.0 million of cash, $1.2 billion of invested assets, $1.1 billion of premiums receivable, $1.3 billion of unpaid losses and loss expenses recoverable, $2.6 billion of unpaid losses and loss expenses, $513.0 million of unearned premiums and $391.9 million of reinsurance balances payable. The contractual post-closing protection is considered in these fair value estimates.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Business Combinations (continued)

(c)	Winterthur International (continued)

            Allocation of the purchase price is as follows:

(U.S. dollars in thousands)

Fair value of assets acquired	$4,791,338
Fair value of liabilities acquired	4,564,376

Fair value of tangible net assets acquired	$226,962
Fair value of intangible assets acquired	29,800
Goodwill related to the acquisition	13,489

$270,251

Adjusted preliminary purchase price	$274,738
Other costs of acquisition	22,500
Transfer of Accident and Health business	(26,987)

$270,251

            The Company recognized goodwill in excess of the fair value of the net assets of Winterthur International operations to increase its global platform for its insurance operations.

            The decrease in purchase price to $274.7 million as compared to the preliminary purchase price of $405.6 million at December 31, 2000 reflects the decline in the net asset value of Winterthur International as presented in the unaudited financial statements as at June 30, 2001. The difference of $130.9 million is included in other assets at December 31, 2002 and 2001 and is subject to final adjustment upon determination of the final purchase price and is expected to be recoverable from the Seller when the final audited U.S. GAAP financial statements at June 30, 2001 are delivered to the Company by the Seller. Although to date the Company has recognized a decline of $130.9 million in the purchase price paid for Winterthur International, the Company believes that the actual amount of reduction in the purchase price could be significantly greater when the purchase price is finally determined in accordance with the terms of the SPA.

            Accident and health business originally included in the acquisition of Winterthur International was written and earned commencing July 1, 2001. During the quarter ended June 30, 2002, the Company sold the remaining unearned premium related to this business back to Winterthur Swiss Insurance Company (the seller). This was accounted for as a return premium. As a result of the ongoing process to fair value identifiable assets and liabilities, the excess of the selling price over the carrying value of this business of $27.0 million, was accounted for by adjusting the original purchase price of Winterthur International.

            The Company has made an estimate of the value of intangible assets acquired and estimates that $14.7 million relates to insurance licenses and sales force, which have an indefinite life and are not therefore subject to amortization. The remaining $15.1 million relates to the value of business in force, which is estimated to have a finite life of up to five years and is being amortized over that period.

(d)	The London Assurance Company of America, Inc.

            In the first quarter of 2001, the Company acquired The London Assurance Company of America, Inc., a shell company licensed in forty-five U.S. states, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $16.5 million. The intangible assets related to the licences was $11.2 million.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Investments

            Net investment income is derived from the following sources:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Fixed maturities, short-term investments and cash equivalents	$741,277	$623,399	$589,763
Equity securities	17,102	9,646	10,661

Total gross investment income	758,379	633,045	600,424
Investment expenses	23,844	22,517	19,478

Net investment income	$734,535	$610,528	$580,946

            The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Net realized gains (losses):
Fixed maturities and short-term investments:
Gross realized gains	$448,923	$343,564	$254,647
Gross realized losses	(526,276)	(373,651)	(295,117)

Net realized losses	(77,353)	(30,087)	(40,470)
Equity securities:
Gross realized gains	52,729	126,853	303,503
Gross realized losses	(160,126)	(140,864)	(149,842)

Net realized (losses) gains	(107,397)	(14,011)	153,661
Write down of other investments (see Note 9)	(29,413)	(49,139)	(66,200)
Net realized gain (loss) on sale of investment in affiliate	3	—	(1,901)

Net realized (losses) gains on investments	(214,160)	(93,237)	45,090
Net realized and unrealized (losses) gains on investment derivative instruments	(22,231)	14,638	5,481
Change in unrealized appreciation (depreciation):
Fixed maturities and short-term investments	478,560	(17,288)	137,628
Equity securities	(59,082)	(69,305)	(231,140)
Deferred (losses) gains on forward contracts	(3,074)	10,281	(9,388)
Investment portfolio of insurance affiliates	(6,623)	1,268	(6,290)
Change in deferred income tax liability	(19,074)	4,040	(9,131)

Net change in unrealized appreciation (depreciation) on investments	390,707	(71,004)	(118,321)

Total net realized gains (losses) and change in unrealized appreciation (depreciation) on investments	$154,316	$(149,603)	$(67,750)

            The net realized losses in 2002 and 2001 included a loss of $251.5 million and $115.5 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments. The total amount of an other than temporary decline in value in 2002 related to $144.3 million on fixed income securities, $77.8 million on equity securities and $29.4 million on other investments. Of the decline in value of fixed income and equity securities considered to be other than temporary in 2002, approximately 44% was due to investments in the communications sector. The total amount of an other than temporary decline in value in 2001 related to $66.4 million on fixed income and equity investments and $49.1 million on other investments.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Investments (continued)

            The cost (amortized cost for fixed maturities and short-term investments), market value and related unrealized gains (losses) of investments are as follows:

(U.S. dollars in thousands)

December 31, 2002	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Fixed maturities
U.S. Government and Government agency	$2,065,806	$63,081	$(2,314)	$2,126,573
Corporate	6,268,599	295,578	(120,067)	6,444,110
Mortgage-backed securities	3,845,050	63,040	(10,885)	3,897,205
U.S. States and political subdivisions of the States	10,368	897	—	11,265
Non-U.S. Sovereign Government	1,928,704	80,391	(5,601)	2,003,494

Total fixed maturities	$14,118,527	$502,987	$(138,867)	$14,482,647

Short-term investments:
U.S. Government and Government agency	$705,122	$286	$(111)	$705,297
Corporate	205,218	2,130	(1,868)	205,480
Non-U.S. Sovereign Government	90,839	1,558	(1,098)	91,299

Total short-term investments	$1,001,179	$3,974	$(3,077)	$1,002,076

Total equity securities	$661,377	$503	$(86,870)	$575,010

(U.S. dollars in thousands)

December 31, 2001	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Fixed maturities:
U.S. Government and Government agency	$1,047,642	$19,044	$(27,034)	$1,039,652
Corporate	5,095,415	115,427	(212,385)	4,998,457
Mortgage-backed securities	3,278,103	24,707	(9,733)	3,293,077
U.S. States and political subdivisions of the States	58,978	1,832	(585)	60,225
Non-U.S. Sovereign Government	1,465,430	6,072	(30,986)	1,440,516

Total fixed maturities	$10,945,568	$167,082	$(280,723)	$10,831,927

Short-term investments:
U.S. Government and Government agency	$592,011	$1,001	$(1,099)	$591,913
Corporate	419,331	2,218	(400)	421,149
Non-U.S. Sovereign Government	38,673	33	(1,655)	37,051

Total short-term investments	$1,050,015	$3,252	$(3,154)	$1,050,113

Total equity securities	$575,090	$42,679	$(69,964)	$547,805

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Investments (continued)

            The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)

	December 31, 2002		December 31, 2001

	Amortized Cost	Market Value	Amortized Cost	Market Value

Due after 1 through 5 years	$2,811,975	$2,877,333	$2,173,907	$2,164,112
Due after 5 through 10 years	2,922,345	2,993,156	2,415,964	2,331,334
Due after 10 years	4,539,157	4,714,953	3,077,594	3,043,404
Mortgage-backed securities	3,845,050	3,897,205	3,278,103	3,293,077

	$14,118,527	$14,482,647	$10,945,568	$10,831,927

            At December 31, 2002 and 2001, approximately $242.1 million and $328.3 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations. The decrease in 2002 from 2001 related primarily to a decrease in required reserves as claim payments relating to the September 11 event have continued to be paid in 2002. As such, the deposits for regulatory requirements decreased.

            The Company has two facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $243.9 million at December 31, 2002 and $169.0 million at December 31, 2001. At December 31, 2002 and 2001, approximately $160.0 million and $120.0 million, respectively, of letters of credit were issued and outstanding under these facilities.

            During 2001, $14.8 million of bonds were held in an escrow account in accordance with Internal Revenue Service regulations. During 2002 there was no longer a tax requirement to hold such funds in an escrow account and the funds were released.

8.    Investments in Affiliates

            The Company’s investment in affiliates and equity in net income from such affiliates are summarized below:

(U.S. dollars in thousands)

	December 31, 2002		December 31, 2001		December 31, 2000

	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year

Investment management companies and related investment funds	$1,576,457	$64,662	$874,075	$80,580	$571,022	$70,032
Insurance affiliates	173,548	(15,976)	239,269	(5,300)	221,700	4,323

	$1,750,005	$48,686	$1,113,344	$75,280	$792,722	$74,355

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Investments in Affiliates (continued)

            The Company has made minority investments ranging from 20% to 30% in several investment fund managers for which the Company paid a total of $142.0 million. The significant investments include Highfields Capital Management LP, a global equity investment firm, Pareto Partners L.P., a currency overlay and fixed income manager, MKP Capital Management, a fixed income investment manager specializing in mortgage-backed securities, FrontPoint Partners LLC, an integrated alternative asset firm and Stanfield Capital Partners, a credit based asset management firm. The Company has invested in certain closed end funds, certain limited partnerships and similar investment vehicles, including funds managed by these investment fund managers, all of which are included in investment management companies and related investment funds above.

            The Company’s significant insurance affiliate investments at December 31, 2002 included Annuity and Life Re Holdings Ltd., Sovereign Risk Insurance, Primus Guaranty, Ltd, American Strategic Holdings, and FSA International Ltd, with ownership in those entities at 12%, 49%, 43%, 35%, and 20%. The investment in Primus was not held in 2001.

            In certain investments, the carrying value is different from the underlying share of the investee’s net assets. The difference represents goodwill on acquisition. Adoption of FAS 142 with effect from January 1, 2002 has resulted in the Company ceasing to amortize goodwill and certain intangible assets. See Note 18(c) for further information.

            The equity in net loss of insurance and operating affiliates in 2002 includes a write down of the goodwill component of $13.3 million in the fourth quarter of 2002 due to a significant decline in the book value of Annuity and Life Re Holdings Ltd. (“Annuity and Life Re”). While the market value of Annuity and Life Re’s ordinary shares is lower than its book value, the Company believes its carrying value of $43.2 million is appropriate at December 31, 2002, as supported by a discounted cashflow analysis of its underlying contracts performed in conjunction with the U.S. term life contracts novated to the Company from Annuity and Life Re. See Note 27 for further information. The Company believes the discounted cash flow analysis is more reliable than the market value as the Company currently has no plans to sell its investment. However, future losses by Annuity and Life Re may cause the Company to recognize additional losses. The market value of the Company's holding of Annuity and Life Re at December 31, 2002 was $7.3 million.

9.    Other Investments

            Other investments include strategic investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in collateralized debt/equity instruments. Income from other investments was $0.04 million and $5.8 million for the year ended December 31, 2002 and 2001, respectively. See Note 18(b) for further information.

            The Company regularly reviews the performance of these other investments.

            The Company recorded losses of $29.4 million and $49.1 million in the years ended December 31, 2002 and 2001, respectively, due to other than temporary declines in values of these investments.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Losses and Loss Expenses

            Unpaid losses and loss expenses for the Company’s general operations are comprised of:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Reserve for reported losses and loss expenses	$7,684,716	$7,305,629	$2,788,378
Reserve for losses incurred but not reported	5,518,020	4,501,116	2,879,455

Unpaid losses and loss expenses	$13,202,736	$11,806,745	$5,667,833

            Net losses and loss expenses incurred are comprised of:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Loss and loss expenses payments	$4,065,857	$2,651,566	$1,910,624
Change in unpaid losses and loss expenses	659,621	3,249,382	625,043
Reinsurance recoveries	(1,398,163)	(2,995,717)	(1,103,108)

Net losses and loss expenses incurred	$3,327,315	$2,905,231	$1,432,559

            The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)

	2002	2001	2000

Unpaid losses and loss expenses at beginning of year	$11,806,745	$5,667,833	$5,369,402
Unpaid losses and loss expenses recoverable	(4,663,693)	(1,339,767)	(831,864)

Net unpaid losses and loss expenses at beginning of year	7,173,052	4,328,066	4,537,538
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	2,927,297	2,729,427	1,827,443
Prior years	400,018	175,804	(394,884)

Total net incurred losses and loss expenses	3,327,315	2,905,231	1,432,559
Exchange rate effects	552,173	60,618	(31,293)
Net loss reserves acquired	189,710	1,696,562	52,932
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	836,102	633,141	411,685
Prior years	2,010,729	1,184,284	1,251,985

Total net paid losses	2,846,831	1,817,425	1,663,670
Net unpaid losses and loss expenses at end of year	8,395,419	7,173,052	4,328,066
Unpaid losses and loss expenses recoverable	4,807,317	4,633,693	1,339,767

Unpaid losses and loss expenses at end of year	$13,202,736	$11,806,745	$5,667,833

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   Losses and Loss Expenses (continued)

Prior year net losses incurred

            The following table presents the net adverse (favorable) development of reserves analyzed by each of the Company’s operating segments :

(U.S. dollars in millions)

	2002	2001	2000

Insurance segment	$28	$(78)	$(456)
Reinsurance segment	385	253	61
Financial products and services	(13)	—	—

Total	$400	$175	$(395)

            The significant developments in prior loss reserve year estimates for each the years indicated within each of the Company’s operating segments is discussed below.

            Insurance Segment

            During 2002, the Company’s net adverse development of $28 million was comprised of an increase in loss reserves of $73 million relating to the September 11 event that was partially offset by a net decrease in the other reserves of $45 million.

            The increase in 2002 in the estimate of the ultimate losses relating to the September 11 event of $73 million related primarily to the accident and health business written in the Company’s Lloyd’s operations. The Company had originally recorded ultimate losses for the September 11 event in the insurance segment of $318 million in 2001 based on management’s best estimate at that time. This best estimate was based on an analysis which had been performed to attempt to identify all possible claims and to analyze the magnitude of the potential loss. However, the September 11 event was estimated to have caused the largest man-made insured event in the history of the insurance industry, which made such estimation inherently difficult. In addition, because the timing of the event was relatively close to the end of the year, much of the information received by the Company at that date was preliminary. The increase in the loss reserves occurred in the second quarter of 2002 after the Company received additional information from policyholders with regard to claims relating to their insured employee casualties, including estimates of benefits payable under U.S. workers’ compensation statutes. Following receipt of this information, the Company completed an additional review of the reserves for this line of business. As a result of this review, management increased the ultimate loss reserves for this loss event.

            The unpaid loss and loss expense reserves for the other insurance reserves at the beginning of 2002 was $4.4 billion. During 2002, the Company decreased the estimate of these reserves by a net amount of $45 million, consisting of a decrease in reserves relating to the excess casualty insurance business of $114 million partially offset by increases in prior year reserves for satellite lines of $30 million and other casualty insurance lines of $39 million. Estimated ultimate loss reserves were reduced for excess casualty insurance based upon lower than expected actual reported loss experience for business written in years 1997 and prior. A lack of available industry data resulted in more actuarial judgment being involved in establishing IBNR loss reserves for this line of business in the earlier years. Estimated loss reserves are then regularly updated to take into account actual claims reported. The adverse development experienced in the satellite lines was due to several satellite malfunctions that caused an increase in actual reported loss activity that was greater than expected. The adverse development for the other casualty lines was for business written in 1999 through 2001. In these years, premium rates for casualty business had declined due to competitive market pressures and in 2002 there was an increase in the size of claims reported that was higher than expected.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Losses and Loss Expenses (continued)

            The Company did not change its methodology or key assumptions used in 2002 to determine ultimate loss reserves for this or any other line of insurance business written.

            During 2001 and 2000, the net favorable prior year loss development of $78 million and $456 million, respectively, related principally to the Company’s excess casualty insurance business written. 2001 favorable development related to business written in 1994 through 1997. Favorable development in 2000 related to business written in 1993 through 1998. Similar to 2002, favorable development was due primarily to the judgment required in establishing reserves for this line of business due to the lack of industry data available as described above. The Company did not change its methodology or key assumptions for this business in either 2001 or 2000.

            While the Company has experienced favorable development in the high layer excess casualty lines for the last several years, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies based on the Company’s historical results.

            Reinsurance Segment

            During 2002, the Company’s prior year estimate of the year-end 2001 net reserve increased by $385 million. This increase was comprised of an increase of $127 million related to the September 11 event and an increase of $258 million for all other reinsurance reserves.

            The increase in estimate for the September 11 event of $127 million related primarily to higher than originally estimated business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund. The increase in estimate was recorded in the second quarter of 2002 following an analysis of additional new information received from the Company’s ceding companies with regard to their increased estimates of claims relating to their exposures to the September 11 event. During 2001, the Company had recorded incurred losses for the September 11 event for its reinsurance operations of $442 million. Due to the size and complexity of the loss and the time lag in ceding companies reporting the information to the Company, establishing reserves for this loss within a short time period was difficult.

            The increase in estimate for all other reinsurance reserves in 2002 of $258 million related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses in years prior to 1985. This increase was partially offset by decreases in estimates for losses related to business written in 1985 through 1996 in these same lines of business. The reporting and settlement period for reinsurance casualty business is relatively long and, in some cases, can be up to 30 years or more from the inception date. Moreover, reporting and settlement patterns can vary significantly from year to year. During the years 1998 through 2000, competitive market pressures on pricing caused premium rates for excess casualty business to decline industry wide. For these calendar years, there has been an increase in the number and size of claims report ed in 2002. This increase has caused the Company to increase its estimated ultimate reserves for this business. The Company did not change its methodology or key assumptions for determining ultimate loss reserves in 2002.

            The Company updated its assumptions for asbestos loss reserves in 2002 to take account of an increase in 2002 in the number and size of the ultimate asbestos claims that the Company anticipates on the policies underwritten during the years 1977 through 1985. These changes were based on recent increases in court filings and settlements on behalf of asbestos claimants. The Company’s increase of $30 million in 2002 increased its total net reserves for asbestos and environmental exposures to $66 million, which was less than 1% of the Company’s total unpaid loss and loss expenses at December 31, 2002. See further discussion below.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Losses and Loss Expenses (continued)

            During 2001 and 2000, the Company’s prior estimate of the year-end net reserves increased by $253 million and $61 million, respectively. The increase in 2001 related principally to loss estimates for losses occurring in 1998 through (and including) 2000. The increase in 2000 related principally to loss estimates for losses occurring in 1997 through (and including) 1999. Both years’ increases related to the Company’s casualty reinsurance business. The reasons were the same as those explained above. The Company did not change its methodology or key assumptions in 2001 or 2000. This adverse development was due to an increase in the size and frequency of the reported claims for these lines that was greater than previously expected in the underlying loss reporting patterns used to estimate ultimate losses.

            The Company has experienced adverse development in the casualty reinsurance business for the last several years and there can be no assurance that conditions and trends that have affected the development of liabilities in the past will not continue.

            Financial Products and Services Segment

            During 2002 the Company’s prior estimate of the year-end 2001 net reserve of $26 million decreased by $13 million to $13 million as at December 31, 2002. This change in estimate was due entirely to the financial guaranty business written within this segment for losses related to business written in 1998 through and including 2001.

            The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. In 2002, the Company refined its assumptions to take into account its actual historical loss experience and revised its estimated claim reporting pattern for the IBNR losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine the prior year development amount. Since reported losses for this business have been less than expected, the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years.

            Other loss information

            In 2001 and 2000, the Company did not change its prior year loss reserves because it did not have sufficient Company-specific loss experience data available to justify amending the Company’s initial assumptions.

            The Company’s net incurred losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2002 and 2001, the reserve for potential non-recoveries from reinsurers was $47.3 million and $49.7 million, respectively.

            Except for certain workers compensation and long term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers compensation unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 7%. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2002 and 2001 were $374.5 million and $231.0 million, respectively. The related discounted unpaid losses and loss expenses were $151.7 million and $98.0 million as of December 31, 2002 and 2001, respectively. The amount of the discount credit included as a deduction in net losses and loss expenses incurred was $22.6 million and $9.1 million in 2002 and 2001, respectively.

            The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Losses and Loss Expenses (continued)

irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not continue in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience.

            Asbestos and Environmental Related Claims

            The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

            A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Net unpaid losses and loss expenses at beginning of year	$33,152	$34,747	$36,206

Net incurred losses and loss expenses	35,870	2,016	1,053
Less net paid losses and loss expenses	2,892	3,611	2,512

Net increase (decrease) in unpaid losses and loss expenses	32,978	(1,595)	(1,459)
Net unpaid losses and loss expenses at end of year	66,130	33,152	34,747
Unpaid losses and loss expenses recoverable at end of year	92,167	60,166	48,133

Gross unpaid losses and loss expenses at end of year	$158,297	$93,318	$82,880

            Incurred but not reported losses, net of reinsurance, included in the above table was $33.1 million in 2002, $8.0 million in 2001 and $14.0 million in 2000. Unpaid losses recoverable are net of potential uncollectible amounts.

            The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

            As of December 31, 2002, the Company had approximately 537 open claim files for potential asbestos exposures and 515 open claim files for potential environmental exposures on business written prior to 1986. Approximately 44% of the open claim files for both 2002 and 2001 and 45% for 2000 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2000	374	613
New claims reported in 2001	122	33
Claims resolved in 2001	43	103

Total number of claims outstanding at December 31, 2001	453	543
New claims reported in 2002	117	42
Claims resolved in 2002	33	70

Total number of claims outstanding at December 31, 2002	537	515

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Losses and Loss Expenses (continued)

            The Company’s exposure to asbestos and environmental claims arise from policies written, both on a proportional and excess basis, after 1972. The company discontinued writing policies with these exposures in 1985. Business written was across many different policies each with a relatively small contract limit. The Company’s recently reported asbestos claims related to both traditional products and premises and operations coverage.

            The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; ii) the lack of reliability of available historical claims data as an indicator of future claims development; iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures is less than 1% of the total net reserves at December 31, 2002, further adverse development is not expected to be material to the Company’s overall net loss reserves.

11.    Reinsurance

            The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables and are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A or better by Standard & Poor’s (“S&P”) or, in the case of Lloyd’s syndicates, S&P “Four Bells” and/or B+ from Moody’s Investor Service. The Company will consider reinsurers that are not rated or do not fall within the above rating categories on a case-by-case basis.

            The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

(U.S. dollars in thousands)

	Premiums Written Year Ended December 31			Premiums Earned Year Ended December 31

	2002	2001	2000	2002	2001	2000

Direct	$4,551,889	$2,920,315	$1,688,923	$4,020,719	$2,750,894	$1,456,064
Assumed	3,362,029	1,805,352	1,440,108	2,916,349	1,751,464	1,455,694
Ceded	(1,964,498)	(1,855,296)	(1,012,791)	(1,970,250)	(1,734,825)	(876,518)

Net	$5,949,420	$2,870,371	$2,116,240	$4,966,818	$2,767,533	$2,035,240

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Reinsurance (continued)

            The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.4 billion, $3.0 billion and $1.1 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.6 billion at December 31, 2002, collateralizing reinsurance recoverables with respect to certain reinsurers.

            The following table presents an analysis of total unpaid losses and loss expenses recoverable between general and life operations for the year ended December 31, 2002:

(U.S. dollars in thousands)

	2002	2001

General operations	$4,807,317	$4,633,693
Life operations	205,338	—

Total unpaid losses and loss expenses recoverable	$5,012,655	$4,633,693

            Included in unpaid loss and loss expenses recoverable at December 31, 2002 from general operations is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (currently rated A by Standard and Poor's) of $514.8 million related to the acquisition of Winterthur International. In addition, approximately $1.8 billion related to reinsurance recoverables for Winterthur International are also guaranteed by Winterthur Swiss Insurance Company.

12.    Deposit Liabilities

            The Company has entered into certain contracts with cedants that transfer insufficient risk to be accounted for as insurance or reinsurance transactions. These contracts have been recorded as deposit liabilities and are matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity and current investment yields.

            Guaranteed investment contracts, whereby the Company receives deposits at a contractual interest rate, are recorded at amortized cost. The Company also has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity and current investment yields.

            Total deposit liabilities are comprised of the following:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001

Reinsurance and insurance deposit liabilities	$1,678,649	$1,173,991
Guaranteed investment contract deposit liabilities	694,398	39,211

Total deposit liabilities	$2,373,047	$1,213,202

            Interest expense of $65.9 million, $47.9 million and $38.4 million was recorded related to the accretion of reinsurance and insurance deposit liabilities for the years ended December 31, 2002, 2001 and 2000, respectively.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   Future Policy Benefit Reserves

            During 2002, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 5.1% per annum at December 31, 2002 and 2001. Total future policy benefit reserves for the year ended December 31, 2002 and 2001 were $2.5 billion and $1.2 billion, respectively. Substantially all of these reserves relate to closed blocks of annuities.

14.    Notes Payable and Debt and Financing Arrangements

            As at December 31, 2002, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $4.6 billion, (2001: $4.4 billion) of which $1.9 billion (2001: $1.6 billion) of debt was outstanding. In addition, $2.5 billion (2001: $2.0 billion) of letters of credit were outstanding as at December 31, 2002, 6.5%, (2001: 5%) of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates capital requirements.

            The financing structure at December 31, 2002 was as follows:

(U.S. dollars in thousands)

Facility	Commitment (1)	In Use/Outstanding (1)

Debt:
364-day Revolver	$500,000	—
7.15% Senior Notes due 2005	99,979	99,979
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,123	597,123
Zero Coupon Convertible Debentures due 2021	625,805	625,805
Liquid Yield Option Notes™ due 2021	300,050	300,050

	$2,377,957	$1,877,957

Letters of Credit:
7 facilities—total	$2,744,051	$2,462,544

(1)	“Commitment” and “In Use” data represent December 31, 2002 accreted values.

The financing structure at December 31, 2001 was as follows:

(U.S. dollars in thousands)

Facility	Commitment (1)	In Use/Outstanding (1)

Debt:
364-day Revolver	$500,000	—
2 facilities of 5-year Revolvers—total	350,000	350,000
7.15% Senior Notes due 2005	100,000	99,970
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
Zero Coupon Convertible Debentures due 2021	609,692	609,692
Liquid Yield Option Notes™ due 2021	290,147	290,147
Other operating debt	68	68

	$2,104,907	$1,604,877

Letters of Credit:
6 facilities—total	$2,274,000	$2,029,000

(1)	“Commitment” and “In Use” data represent December 31, 2001 accreted values.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Notes Payable and Debt and Financing Arrangements (continued)

            During 2002 and 2001, borrowings under these facilities were $846.8 million and $1.2 billion, respectively, and repayments under the facilities were $600.0 million and $50.0 million, respectively. Borrowings in 2002 were used to pay down two 5-year revolvers and for general corporate purposes. Borrowings in 2001 were used to repurchase $66.4 million of the Company’s shares and for general corporate purposes. The total pre-tax interest expense on notes and debt outstanding during the years ended December 31, 2002 and 2001 was $102.2 million and $65.4 million, respectively. Associated with the Company’s bank and loan commitments are various loan covenants with which the Company was in compliance throughout the year ended December 31, 2002. These facilities contain various cross default provisions and covenants, including a minimum rating requirement, as further described under “Cross Defaults and O ther Provisions In Debt Documents”.

            The Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million in 1995.

            In April 2001, the Company issued at par $255.0 million of 6.58% Guaranteed Senior Notes due April 2011 through a private placement to institutional investors. Proceeds of the debt were used for general corporate purposes.

            In May 2001, the Company issued $1,010.8 million principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Zero Coupon Convertible Debentures (“CARZ”) at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond, at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis.

            In September 2001, the Company also issued $508.8 million principal amount at maturity (subsequently increased to $511.4 million under the provisions of the upward interest adjustment described below) of Liquid Yield Option NotesTM (“LYONs”) at an initial price of $565.01 per bond. The LYONs will also be repaid at $1,004.93 each (originally $1,000.00 each but subsequently increased as a result of the accretion rate adjustment described below), unless converted or repaid before their due date of September 2021, at a total cost of $511.4 million. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or 2.89566% per annum on an annual basis. The accretion rate for the year to September 7, 2003, was increased by 0.5% per annum on a semi-annual basis to a 3.37% on a semi-annual basis and 3.403% per annum on an annual basis as a result of the of the Company’s ordinary share price in the 30-day period leading up to the first put date in September 2002. The accretion rates will revert to their original rates in September 2003 unless the contingent additional accretion feature is once again triggered by the Company’s ordinary share price performance in a 30-day period leading up to the second put date.

            In January 2002, the Company issued $600.0 million par value 6.50% Guaranteed Senior Notes due January 2012. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million. Proceeds of the notes were used to pay down two 5-year revolvers of $350.0 million and for general corporate purposes. These credit facilities were subsequently cancelled.

            On June 27, 2002, the Company renewed its principal U.S. 364-day letter of credit and credit facility. The combined capacity of the new facility is $2.0 billion of which up to $500.0 million is available in the form of revolving credit. On July 24, 2002, the Company replaced letters of credit provided by the previous owner of the Winterthur International operations with letters of credit issued from its 364-day facility. During September 2002, the Company canceled a secured $150.0 million letter of credit facility that had been unutilized. In November 2002, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was approximately $500.0 million at December 31, 2002.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Notes Payable and Debt and Financing Arrangements (continued)

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal during 2003. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            Although both the CARZ and LYONs are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company’s Class A Ordinary Shares before the redemption date. As these features include market-driven features and options available to the Company and bondholders, it is not possible to determine if the bonds will remain outstanding until their scheduled maturity in 2021.

            Each of the CARZ and LYONs provide the bondholders the right to require the Company to repurchase the bonds on predetermined dates (“put” dates) at predetermined values as set forth in the relevant indenture. The remaining put dates for the CARZ occur on May 23 of 2004, 2006, 2008, 2011 and 2016. The remaining put dates for the LYONs occur on September 7 of 2003, 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.

            In addition, each of the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company’s shares at other times during the life of the bonds if the market price of the Company’s shares is at certain levels. Accordingly, if the Company’s ordinary share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would have the right to convert the bonds into ordinary Shares. If converted for ordinary shares, each CARZ would be converted into 5.9467 ordinary shares and each holder of a LYONs would receive 5.277 ordinary shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2003 will be $625.36 determined by adding two year’s accret ion of 2.6422% per annum on an annual basis to the original issue price of $593.57.

            The holders of each of the CARZ and LYONs also have the right to convert the bonds for ordinary shares in the event that the trading price of the bonds for a predetermined period falls below 95% of the value of the equivalent number of ordinary shares, provided however, if the ordinary shares are trading at a predetermined premium to the accreted price of the bonds, holders may receive cash, ordinary shares or a combination thereof in lieu of ordinary shares upon conversion.

            These bonds also provide for interest rates to be adjusted in the event that the Company’s ordinary share price falls below levels specified in the relevant indenture relative to the conversion price.

            In addition, in the event that the credit ratings assigned to the bonds by S&P fall below BBB+, the bonds would be convertible into ordinary shares at 5.9467 ordinary shares per CARZ and 5.277 ordinary shares per LYONs. The rating assigned to the bonds at the time of issue was A+. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Notes Payable and Debt and Financing Arrangements (continued)

            The bonds become immediately due if an event of default occurs and 25% or more of the bondholders demand repayment of the accreted value at the time of such event. Such an event of default would include failure to pay amounts due on the notes, an event of default occurring under the Company’s other credit facilities, or certain other events such as bankruptcy or insolvency of the Company. Further descriptions of the events of defaults are contained in the indentures and consequences to the Company are described under “Cross Default and Other Provisions in Debt Documents”.

            The bonds are also callable as the Company has the right to redeem the bonds for cash, in full or in part, at their accreted value at any time after May 23, 2004, in the case of the CARZ, and September 7, 2004, in the case of the LYONs.

            The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal value ascribed to the puts, as the contingent events of these features are considered unlikely to occur or to the interest rate adjustment feature due to the current trading value of the bonds. Due to the contingent nature of the conversion features of these debt securities, there is no impact on fully diluted earnings (loss) per ordinary share at this time.

            Total pre-tax interest expense on the borrowings described above was $102.2 million, $65.4 million and $32.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Associated with the Company’s bank and loan commitments are various covenants that include, among other things, the requirement to maintain a minimum credit and financial strength rating and a minimum amount of consolidated shareholders’ equity. The Company was in compliance with these covenants throughout the three years ended December 31, 2002.

   Cross-Default and Other Provisions in Debt Documents

            In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its AAA financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

            Under the Company’s 364-day facility, five-year credit facilities and ten-year private placement notes described above, in the event that the Company fails to maintain a claims paying rating of at least A from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its AAA financial guaranty companies) fail to maintain a rating of at least A from S&P, an event of default would occur.

            Each of the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under both the LYONs and 6.5% Guaranteed Senior Notes indentures. Under the CARZ indenture, in the event that the Company defaults in the payment of indebtedness in the amount of $100.0 million or more, an event of default would be triggered.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Notes Payable and Debt and Financing Arrangements (continued)

            Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

            In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries fall below A (as generally measured by the lower of the financial strength rating from A.M. Best or S&P at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

15.    Derivative Instruments

            The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

            In 2002, the Company amended the presentation of its derivative transactions in the consolidated statements of income to include the change in fair value of all of its derivative transactions in one line item under “net realized and unrealized (losses) gains on derivative instruments”. Previously, certain components of the change in fair value were included in “net premiums earned, net losses and loss expenses incurred and fee and other income”. There was no effect on net income for this change and prior period results have been reclassified to reflect this change.

            The following table summarizes these instruments and the effect on net income in the years ended December 31, 2002, 2001 and 2000:

(U.S. dollars in thousands)

	2002	2001	2000

Credit default swaps	$(46,137)	$(19,426)	$15,924
Weather and energy risk management products	16,607	16,556	—
Investment derivatives	(22,231)	14,638	5,481

Net realized and unrealized (losses) gains on derivatives	$(51,761)	$11,768	$21,405

(a)	Credit Default Swaps

            Credit default swaps issued by the Company meet the definition of a derivative under FAS 133. Effective January 1, 2001, the Company has recorded these products at fair value, modeled on prevailing market conditions and certain other factors relating to the structure of the transaction. The Company considers credit default swaps to be, in substance, financial guaranty contracts as the Company has the intent to hold them to maturity. In 2001 and 2000, the change in fair value was split between net premiums earned, net losses and loss expenses incurred and net realized and unrealized (losses) gains on derivative instruments. In 2002, the change in fair value is all included in net realized gains and losses on derivatives. Prior period results have been reclassified to reflect this change.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Derivative Instruments (continued)

            Credit default swaps generally cover a portfolio of securities. The credit ratings of the underlying securities vary and a single rating is calculated for the portfolio at the inception of the transaction by an independent agency. In order to effectively price and market the transaction, different tranches are modeled for the purpose of assigning credit ratings based upon the level of subordination. Generally, a primary layer is created to enable the originator of the transaction to participate in the risks. The Company generally participates in senior or higher quality rated tranches of a risk, but may participate in the primary layer in very limited instances.

            The Company fair values transactions related to the primary layers of credit default swaps using a model that calculates the net present value of the premiums and expected losses based on assumptions regarding interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change in fair value recorded for transactions pertaining to primary layers for the year ended December 31, 2002 and 2001 was a loss of $16.2 million and a gain of $8.1 million, respectively.

            Credit default swaps where the Company participates in the higher quality rated tranches are considered, in substance, financial guaranty transactions as the Company intends to hold them to maturity. Since the Company underwrites all financial guaranty transactions in the expectation of not incurring a loss, the net present value method described above is not considered appropriate. The rated tranches are therefore fair valued using changes in credit spreads to reflect current market conditions. The Company will also consider the characteristics and credit ratings of the underlying portfolio. The change in fair value recorded for the rated tranches was a loss of $29.9 million and $27.5 million for the years ended December 31, 2002 and 2001 respectively, and a gain of $15.9 million in the year ended December 31, 2000. In accordance with FAS 133, the Company recorded a transition adjustment to recognize the difference between the carrying values and the fair values of the credit default swaps at January 1, 2001. This adjustment was not significant.

(b)	Weather and Energy Derivatives

            Weather and energy derivatives are recorded at fair value with the changes in fair value included in “net realized and unrealized (losses) gains on derivative instruments”. Fair value is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments which do not have quoted market prices requires management judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in interest rates and other market factors.

            The change in fair value recorded for the weather and energy derivatives was a gain of $16.6 million and $16.6 million for the year ended December 31, 2002 and 2001, respectively.

(c )	Investment Derivatives, Including Embedded Derivatives

            Foreign Currency Exposure Management

            The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company’s investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 2002 and 2001, forward foreign exchange contracts with notional

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Derivative Instruments (continued)

principal amounts totaling $30.2 million and $45.5 million, respectively were outstanding. The fair value of these contracts as at December 31, 2002 and 2001 was $28.6 million and $45.7 million, respectively, with unrealized losses $1.6 million in 2002 and $0.1 million in 2001. For the years ended December 31, 2002 and 2001, realized losses of $3.4 million and a gain of $5.3 million, respectively, and unrealized losses of $0.8 million and $2.3 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

            Derivative Financial Instruments – Hedges

            The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risks associated with guaranteed investment contracts. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest (fair value hedge), and to convert a variable rate of interest from one basis to another (cash flow hedge). The Company formally documents all relationships between the hedging instruments and hedged items and links the hedge to specific liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

            At December 31, 2002, contracts with a notional amount of $259.0 million were in a $1.1 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were reduced by $0.74 million at December 31, 2002. The ineffective portion of the hedge amounted to $0.06 million and the reduction in interest expense as a result of the hedges amounted to $0.18 million for the year ended December 31, 2002.

            The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

            Financial Market Exposure

            The Company also uses bond and stock index futures to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. These instruments are marked to market on a daily basis and changes in fair values are recorded through net realized and unrealized gains and losses on derivative instruments. The Company measures potential losses in fair values using various statistical techniques.

            Other Investment Derivatives

            The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. At December 31, 2002, the Company recorded a loss of $16.7 million, and a gain of $13.6 million for 2001. This related to the change in fair value of these warrants. The primary reason for the loss in 2002 was the decline in fair value of the Mutual Risk Management Ltd warrants of $11.6 million in 2002.

            In 2002, the Company entered into a treasury rate lock agreement with the underwriters of the 6.50% Guaranteed Senior Notes due 2012, (2001: 6.58% Guaranteed Senior Notes due 2011). The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company’s debt that would have resulted from an increase in the yield of the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. The total cost of the hedge was $4.2 million. In 2001, a loss of $5.6 million was recorded in net realized and unrealized gains and losses related to the cancellation of the treasury lock agreement due to the September 11, 2002 event.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Variable Interest Entities

            The Company utilizes variable interest entities (as defined in FIN 46) both indirectly and directly in the ordinary course of the Company’s business. At the transactional level, the Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit default swaps referencing asset portfolios. The Company only provides financial guaranty insurance or enters into a credit default swap of the senior interests that would otherwise be rated investment grade. The Company does not hold any equity positions or subordinated debt in these arrangements. Accordingly, the Company does not consider its participation to be a significant variable interest in the entity and therefore these variable interest entities are not expected to be consolidated.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”) and expects to increase these facilities to $500.0 million later in 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet.

            Effective July 1, 2003 the Company may be required to consolidate up to $2.4 billion of assets and liabilities relating to the following variable interest entities due to its level of variable interest retained by the company and its related parties. Management is assessing alternatives with regards to restructuring these entities in order to mitigate this result and any impact on its financial covenants.

            The Company has an investment in an asset backed commercial paper conduit that invests funds provided through a commercial paper and a Euro Medium Term Note program. The assets of this company are guaranteed by an unrelated third party, subject to a $25.0 million deductible. The Company has invested in a $30.0 million subordinate note which is the Company’s maximum exposure to loss as a result of its involvement with this variable interest entity. The Company could experience a loss in the event that the assets of the underlying commercial paper conduit do not perform as expected. The investment company has assets and liabilities of approximately $950.0 million at December 31, 2002 and 2001.

            The Company provides insurance, reinsurance and a liquidity facility to a variable interest entity domiciled in the Cayman Islands of which the Company has 23% of the share capital. The variable interest entity was established primarily as a pass-through vehicle associated with a Medium Term Note program backed by a portfolio of investment grade bank perpetual securities and zero coupon notes. The variable interest entity had assets of approximately $715.0 million as at December 31, 2002. The Company’s maximum exposure to loss as a result of its insurance and reinsurance agreements with this variable interest entity was $544.1 million of policy limits as of December 31, 2002. The Company could experience a loss in the event that the underlying assets do not perform as expected.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Variable Interest Entities (continued)

            The Company has a residual interest in an asset backed securities collateralized bond obligation (“CBO”). The CBO has assets of $304.9 million and liabilities of $289.4 million as of December 31, 2002. Through the Company’s investment in the CBO’s preferred shares, the Company’s maximum exposure to loss as a result of its investment in this variable interest entity was $3.3 million as at December 31, 2002. The Company also has indirect exposure to loss through its investment in affiliates. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected.

            The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2002, the CDO had assets of $452.7 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its investment in this variable interest entity was approximately $425.0 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected.

17.    Exposures Under Guaranties

            The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non- payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The unearned premium reserve balance for such guarantees totaled approximately $215.4 million and $100.6 million at December 31, 2002 and 2001 respectively. The range of maturity of the insured obligations is one to thirty five years. The Company do es not record a carrying value for future installment premiums as they are recognized over the term of the contract.

            The Company manages its exposures to underwriting risk on these transactions through a structured process which includes but is not limited to detailed credit analysis, review of and adherence to underwriting guidelines and the use of reinsurance. The Company has also implemented surveillance policies and procedures to monitor its exposure throughout the life of the transactions. In addition, the structures of the transactions are such that the insured obligation is backed by a stream of cash flows, pools of assets or some other form of collateral. This collateral would typically become the Company’s upon the payment of a claim by the Company.

            The following table presents financial guaranty aggregate insured portfolios at December 31, 2002 where the net par outstanding was $36.4 billion, which includes credit default swap exposures of $8.7 billion. The liability for these credit default swaps has a carrying value of $160.3 million.

	Net Par Outstanding	% of Total
Credit Quality:
AAA	$10,275	28.2%
AA	4,044	11.1%
A	9,354	25.7%
BBB	12,434	34.1%
BB and below	309	0.9%

Total	$36,416	100.0%

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    Exposures Under Guaranties (continued)

	Net Par Outstanding	% of Total

Geographic:
United States	$28,383	77.9%
United Kingdom	1,697	4.7%
Brazil	1,179	3.2%
Mexico	781	2.1%
International	1,097	3.0%
Other (1)	3,279	9.1%

Total	$36,416	100.0%

(1)	Other includes Canada, France, Germany, Korea, Chile, Australia, Japan, Portugal, El Salvador, Jamaica, Panama, Costa Rica, Qatar, New Zealand and Spain.

	Net Par Outstanding	% of Total
Sector Allocation:
Collateralized Debt Obligations	$12,148	33.4%
Consumer Assets	8,240	22.6%
Public Finance	9,845	27.0%
Other Single Risk	5,023	13.8%
Other Structured Finance	418	1.1%
Commercial Assets	742	2.1%

Total	$36,416	100.0%

18.    Commitments and Contingencies

(a)	Concentrations of Credit Risk

            The creditworthiness of a counterparty is evaluated by the Company, taking into account credit ratings assigned by rating agencies. The credit approval process involves an assessment of factors including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.

            The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively “reinsurance assets”), investments and cash and cash equivalent balances. The Company’s reinsurance assets at December 31, 2002 amounted to $6.3 billion and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Commitments and Contingencies (continued)

(a)	Concentrations of Credit Risk (continued)

            In addition, the Company underwrites a significant amount of its general insurance and reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During 2002, 2001 and 2000, approximately 23%, 23% and 22%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2002, 2001 and 2000, approximately 17% 16% and 16%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one ins ured or reinsured accounted for more than 10% of gross premiums written from general operations in each of the three years ended December 31, 2002.

            The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2002 and 2001.

            In connection with its acquisition of Winterthur International in July 2001, in an all cash transaction, the Company has recorded a total recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $645.7 million at December 31, 2002 based on provisions of the sale and purchase agreement between the parties (“SPA”).

            The Company paid to the Seller $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price is subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001 (the “Completion Financials”). By the terms of the SPA, the Seller is required to deliver the Completion Financials to the Company but has not done so to date. The Company expects the Seller to deliver the Completion Financials later in 2003 or to agree with the Seller to an alternative method for determining the final purchase price.

            The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The SPA provides for arbitration should the Seller and the Company disagree on the final amounts due thereunder. In the event such arbitration is commenced in the future, the Company may recognize an impairment if the amount determined to be due to the Company in such arbitration was less than the carrying value of the SPA recovery balance deemed due from the Seller. An impairment also may result in the event that the Company and the Seller agree on an amount that is less than the amount shown as a recovery in the Company’s financial statements or to the extent that any amount proves to be uncollectible from the Seller for any reason.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Commitments and Contingencies (continued)

(b)	Other Investments

            The Company has commited to invest in several limited partnerships and collateralized debt/equity investments as part of its overall corporate strategy. The Company has commitments which include potential additional add-on clauses, to invest a further $21.0 million over the next five years.

(c)	Investments in Affiliates

            The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $203.1 million over the next five years.

(d)	Properties

            The Company rents space for its offices under leases that expire up to 2017. Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $30.4 million, $18.9 million and $18.3 million, respectively. Future minimum rental commitments under existing leases are expected to be as follows:

(U.S. dollars in thousands)

Year Ended December 31:
2003	$28,141
2004	26,599
2005	24,325
2006	22,731
2007	21,265
2008 – 2017	145,890

Total minimum future rentals	$268,951

(e)	Tax Matters

            The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities which constitute being engaged in trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in trade or business in the United States (and, if the Company or such subsidiaries w ere to qualify for the benefits under the income tax treaty between the United States and Bermuda or Ireland, such businesses were attributable to a “permanent establishment” in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Share Capital

(a)	Authorized and Issued

            The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. In June 2000, the Company’s Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis. All shares in issue at December 31, 2002 are Class A ordinary shares.

            The following table is a summary of Class A ordinary shares issued and outstanding (in thousands):

	Year Ended December 31

	2002	2001	2000

Balance—beginning of year	134,734	125,020	127,807
Exercise of options	1,096	1,812	2,247
Issue of restricted shares	220	235	40
Issue of shares—Employee stock purchase plan	47	—	—
Repurchase of shares	(34)	(1,533)	(5,074)
Issue of shares	—	9,200	—

Balance—end of year	136,063	134,734	125,020

            The Company issued 9.2 million shares during November 2001 at a price of $89.00 per share to support capital requirements subsequent to the September 11 event. Net proceeds received were $787.7 million.

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

            In November 2002, the Company issued 11.5 million 7.625% Series B Preference Ordinary Shares at $25 per share. Gross proceeds were $287.5 million and related expenses were $9.1 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after November 18, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Preference Shares before November 18, 2007 at

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Share Capital (continued)

specified redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Preference Shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

(b)	Share Repurchases

            The Company has had several stock repurchase plans as part of its capital management program. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500.0 million. During 2001, the Company repurchased 1.5 million ordinary shares at a total cost of $116.9 million, or an average cost of $76.40 per ordinary share. During 2000, the Company repurchased 5.1 million ordinary shares at a total cost of $247.7 million, or an average cost of $48.82 per ordinary share. The Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

(c)	Stock Plans

            The Company’s long term stock plan, the 1991 Performance Incentive Program, as amended and restated effective May 10, 2002, provides for grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation rights (“SARs”). The plan is administered by the Company and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth by the Compensation Committee at the time of grant. Options currently vest annually over three or four years from date of grant.

            Restricted stock awards issued under the 1991 Performance Incentive Program plan vest over such periods as the Compensation Committee may approve. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. Restricted stock issued under the plan totaled 225,960 shares, 227,795 shares and 77,472 shares in 2002, 2001 and 2000, respectively. Restricted stock awards granted by NAC prior to the merger amounted to 3,627 shares in 1999. Vesting for restricted stock awards generally occurs over a four to six year period.

            All options granted to non-employee directors are granted under the 1991 Performance Incentive Program. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5,000. The deferred payments are credited in the form of ordinary shares calculated by dividing 110% of the deferred payment by the market value of the Company’s stock at the beginning of the fiscal year. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 3,622, 4,240 and 8,179 in 2002, 2001 and 2000, respectively.

            A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 6,659, 7,318 and 12,903 were issued in 2002, 2001 and 2000, respectively. Total units are granted as shares upon retirement.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Share Capital (continued)

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

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard 123, “Accounting for Stock-Based Compensation.” Had the Company adopted the accounting provisions of FAS 123, compensation costs would have been determined based on the fair value of the stock option awards granted in 2002, 2001 and 2000, and net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000

Net income (loss) available to ordinary shareholders— as reported	$395,951	$(576,135)	$506,352
Net income (loss) available to ordinary shareholders— pro-forma	$342,160	$(615,868)	$481,560
Basic earnings (loss) per ordinary share and ordinary share equivalent—as reported	$2.92	$(4.55)	$4.07
Basic earnings (loss) per ordinary share and ordinary share equivalent —pro-forma	$2.52	$(4.86)	$3.87
Diluted earnings (loss) per ordinary share and ordinary share equivalent —as reported	$2.88	$(4.55)	$4.03
Diluted earnings (loss) per ordinary share and ordinary share equivalent —pro-forma	$2.49	$(4.86)	$3.83

           The Company plans to record stock option expense for options granted subsequent to January 1, 2003 in accordance with transition guidance provided by FAS 148.

      Employee Share Purchase Plan

            The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002. The ESPP is administered by a committee which consists of members of the Compensation Committee of the Company’s Board of Directors. The ESPP has two offering periods a year with the first period commencing on July 1, 2002. All employees are eligible to participate in the ESPP provided they have been employed by the Company at least one month prior to the start of the offering period and they do not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees can invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value of U.S. $25,000. The total number of shares purchased in any offering period cannot exceed 1,000 shares. Employees who enroll in the ESPP may pur chase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six months. Once purchased, employees can sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP are eligible to receive dividends on the

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Share Capital (continued)

Company’s shares. A total of 1,255,000 ordinary shares may be issued under the ESPP. The number of share issued at December 31, 2002 was 47,399.

(d)	FAS 123 Pro Forma Disclosure

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	2.00%	2.26%	3.58%
Risk free interest rate	4.58%	4.65%	5.04%
Expected volatility	30.9%	26.01%	25.77%
Expected lives	5.0 years	5.0 years	7.5 years

            Total stock based compensation expensed, which related to amortization of restricted stock, was $14.3 million, $10.4 million and $9.5 million in 2002, 2001 and 2000, respectively.

(e)	Options

            Following is a summary of stock options and related activity:

(U.S. dollars in thousands, except per share amounts)

	2002		2001		2000

	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding—beginning of year	9,194,132	$61.10	8,163,017	$51.09	10,282,723	$46.50
Granted	3,460,149	$92.36	3,089,999	$79.42	579,852	$49.95
Exercised	(1,010,849)	$51.17	(1,943,966)	$47.61	(2,515,774)	$31.48
Cancelled	(445,366)	$71.07	(114,918)	$66.26	(183,784)	$61.80

Outstanding—end of year	11,198,066	$71.31	9,194,132	$61.10	8,163,017	$51.09

Options exercisable	6,068,326		5,021,748		5,034,693

Options available for grant	10,451,872	*	5,915,430	*	9,904,918	*

______________

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Share Capital (continued)

            The following table summarizes information about the Company’s stock options (including stock appreciation rights) for options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price

$18.75 - $27.46(1)	142,954	$21.63	1.4 years	142,954	$21.63
$28.97 - $43.25(2)	975,155	$37.38	3.2 years	965,555	$37.33
$44.00 - $64.69	3,028,922	$52.87	5.8 years	2,891,998	$52.94
$66.50 - $96.56	7,051,035	$84.92	8.2 years	2,067,819	$78.10

$18.75 – $96.56	11,198,066	$71.31	7.1 years	6,068,326	$58.27

______________

(1)	Includes 25,732 options outstanding and exercisable, with an average exercise price of $23.85 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

(2)	Includes 22,779 options outstanding and exercisable, with an average exercise price of $37.23 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

(f)	Voting

            The Company’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

(g)	Share Rights Plan

            Rights to purchase Class A ordinary shares (“the Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company’s outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not have a fair value. The Company has reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

20.    Retirement Plans

            The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.    Retirement Plans (continued)

            The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over 5 years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $22.2 million, $9.7 million and $7.4 million in the years ended December 31, 2002, 2001 and 2000, respectively.

            A qualified non-contributory defined benefit pension plan exists to cover substantially all its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of plan assets were $20.3 million, $20.3 million and $11.6 million, respectively, as of December 31, 2002, and $24.9 million, $15.1 million and $12.4 million, respectively, as of December 31, 2001.

            In the first quarter of 2002, the Company curtailed its qualified non-contributory defined benefit plan. Under the terms of the curtailment, eligible employees will not earn additional defined benefits for future services. However, future service may be counted toward vesting of benefits which accumulated based on past service. The Company recognized a benefit of $9.9 million associated with this curtailment gain.

            Pension benefits and retirement plans in relation to the Winterthur International acquisition are subject to transition provisions in the Sale and Purchase Agreement. Under these plans, employees accrue benefits based on years of credited service, average compensation and age. The pension obligation under these arrangements will continue with the seller until contractual terms are satisfied and the liability under a GAAP basis has been quantified and agreed between the Company and the seller, at which point all Winterthur International employees will be covered under a Company plan. Definition of various contractual rights and obligations and valuation of the plans are expected to be completed in 2003. The seller will provide the assets to fund the pension liability. It is not believed that adoption of these plans will have a significant effect on the results of operations, financial position and liquidity of the Company.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.    Accumulated Other Comprehensive Income (Loss)

            The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

(U.S. dollars in thousands)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Year Ended December 31, 2002:
Unrealized gains (losses) on investments:
Unrealized losses arising during year	$157,473	$3,261	$154,212
Less reclassification for gains (losses) realized in income	(214,160)	22,335	(236,495)

Net unrealized gains (losses) on investments	371,633	(19,074)	390,707
Foreign currency translation adjustments	6,689	(431)	7,120

Change in accumulated other comprehensive income (loss)	$378,322	$(19,505)	$397,827

Year Ended December 31, 2001:
Unrealized gains (losses) on investments:
Unrealized losses arising during year	$(160,201)	$9,576	$(169,777)
Less reclassification for gains (losses) realized in income	(93,237)	5,536	(98,773)

Net unrealized losses on investments	(66,964)	4,040	(71,004)
Foreign currency translation adjustments	(31,882)	5,415	(37,297)

Change in accumulated other comprehensive loss	$(98,846)	$9,455	$(108,301)

Year Ended December 31, 2000:
Unrealized gains (losses) on investments:
Unrealized gains arising during year	$(82,362)	$(21,980)	$(60,382)
Less reclassification for gains realized in income	45,090	(12,849)	57,939

Net unrealized losses on investments	(127,452)	(9,131)	(118,321)
Foreign currency translation adjustments	(5,600)	102	(5,702)

Change in accumulated other comprehensive loss	$(133,052)	$(9,029)	$(124,023)

22.    Contributed Surplus

            Under the laws of the Cayman Islands, the use of the Company’s contributed surplus is restricted to the issue of fully paid shares (i.e. stock dividend or stock split) and the payment of any premium on the repurchase of ordinary shares.

23.    Dividends

            In 2002, four regular quarterly dividends were paid at $0.47 per share to ordinary shareholders of record as of February 4, May 28, August 5 and December 2.

            In 2002, the Company paid dividends of $9.6 million to Series A and Series B preference shareholders.

            In 2001, four regular quarterly dividends were paid at $0.46 per share to ordinary shareholders of record of February 15, May 25, August 15 and November 30.

            In 2000, four regular quarterly dividends were paid at $0.45 per share to ordinary shareholders of record of February 15, May 25, August 15 and November 15.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Taxation

            The Company is not subject to any taxes in the Cayman Islands on either income or capital gains under current Cayman law. The Company has received an undertaking that the Company will be exempted from Cayman Islands income or capital gains taxes until June 2018 in the event of any such taxes being imposed.

            The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

            The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations thereunder. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

            The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France and Luxembourg that are subject to relevant taxes in those jurisdictions.

            The income tax provisions for the years ended December 31, 2002, 2001 and 2000 are as follows:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Current Expense (Benefit):
U.S.	$988	$5,398	$(3,175)
Non U.S.	3,521	16,506	8,612

Total current expense	$4,509	$21,904	$5,437

Deferred Expense (Benefit):
U.S.	$(2,949)	$(69,384)	$(53,338)
Non U.S.	21,087	(142,434)	(8,455)

Total deferred expense (benefit)	$18,138	$(211,818)	$(61,793)

Total Tax Expense (Benefit)	$22,647	$(189,914)	$(56,356)

            The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2002 and 2001 is provided below:

(U.S. dollars in thousands)

	Year Ended December 31

	2002	2001

Expected tax provision at weighted average rate	$23,835	$(215,563)
Permanent differences:
Non taxable minority interests	(7,624)	—
Tax-exempt investment income	(5,470)	(8,964)
Prior year adjustments	454	—
Foreign taxes	(1,139)	—
Valuation allowance	10,874	39,700
Goodwill	—	691
Other	1,717	(5,778)

Total tax expense (benefit)	$22,647	$(189,914)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Taxation (continued)

            Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

(U.S. dollars in thousands)

	2002	2001

Deferred Tax Asset:
Net unpaid loss reserve discount	$57,258	$121,846
Net unearned premiums	36,411	23,674
Compensation liabilities	5,181	8,232
Net operating losses	295,986	277,969
Currency translation adjustments	2,438	2,187
Alternative minimum tax credits	14,259	12,997
Investment adjustments	11,552	4,514
Capital loss carryforward	—	1,990
Foreign tax credit carryforward	—	2,508
Deferred acquisition costs	—	4,714
Other	2,246	16,372

Deferred tax asset, gross of valuation allowance	425,331	477,003
Valuation allowance foreign tax credit	50,574	39,700

Deferred tax asset, net of valuation allowance	374,757	437,303

Deferred Tax Liability:
Net unrealized appreciation on investments	28,446	2,686
Deferred acquisition costs	22,059	—
Other	3,628	15,395

Deferred tax liability	54,133	18,081

Net Deferred Tax Asset	$320,624	$419,222

            The valuation allowance of $50.5 million at December 31, 2002 relates to net operating loss carry-forwards that may not be realized within a reasonable period. The valuation allowance of $39.7 million at December 31, 2001 relates to net operating loss carry-forwards that may not be realized within a reasonable period and foreign tax credits that may expire before being realized. The deferred tax asset and valuation allowance for the U.S. foreign tax credits which expired in 2002 were eliminated in the current year. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. U.S. net operating loss carryforwards at December 31, 2002 were approximately $199.5 million and will expire in future years through 2021. As at December 31, 2002, net operating loss carryforwards in the U.K. were $570.0 million and have no expiration.

            Shareholders’ equity at December 31, 2002 and 2001 reflected tax benefits of $3.7 million and $9.1 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company’s U.S. subsidiaries.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Statutory Financial Data

            The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus as reported to relevant regulatory authorities for the principal operating subsidiaries of the Company was as follows:

(U.S. dollars in thousands)

	Bermuda		U.S.		U.K., Europe and Other

	December 31		December 31		December 31

	2002	2001	2002	2001	2002	2001

Required statutory capital and surplus	$2,212,993	$1,208,968	$138,913	$121,000	$104,594	$87,144
Actual statutory capital and surplus	$5,110,050	$3,578,807	$1,163,164	$639,422	$553,317	$449,449

            The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

            Except as noted below, there are no statutory restrictions on the payment of dividends from retained earnings by any of the Company’s subsidiaries as applicable minimum levels of solvency and liquidity have been met and all regulatory requirements and licensing rules complied with. At December 31, 2002 and 2001, XL Re America, one of the Company’s subsidiaries, had a statutory earned deficit and is restricted from making a dividend distribution at this time by the New York Insurance Department. At December 31, 2002 and 2001, XL Insurance Company Limited (previously known as Winterthur International Insurance Company Limited) had a statutory earned deficit and is restricted from making a dividend distribution at this time under U.K. Company law.

26.    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000

Basic Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352
Weighted average ordinary shares outstanding	135,636	126,676	124,503
Basic earnings (loss) per ordinary share	$2.92	$(4.55)	$4.07

Diluted Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352

Weighted average ordinary shares outstanding — basic	135,636	126,676	124,503
Average stock options outstanding (1) (2)	1,752	—	1,194

Weighted average ordinary shares outstanding — diluted	137,388	126,676	125,697

Diluted earnings (loss) per ordinary share	$2.88	$(4.55)	$4.03

______________

(1)	Net of shares repurchased under the treasury stock method.

(2)	Average stock options of 2,007 outstanding for the year ended December 31, 2001 have been excluded where these were anti-dilutive to the loss per ordinary share.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

27.    Related Party Transactions

            On December 31, 2002, the Company entered into an agreement with Annuity and Life Reinsurance, Ltd.(“ALRE”), a subsidiary of Annuity and Life Re (Holdings), Ltd. (“ANR”), pursuant to which the Company assumed certain blocks of life reinsurance business. The Company has an investment in ANR that is accounted for as an affiliate. Under the agreement, the Company has assumed five blocks of life reinsurance business from ALRE and entered into a 50% quota share reinsurance contract with ALRE with respect to four of those blocks of business that the Company believes were all on “arm’s length” terms. As consideration for the novation of the five blocks of business from ALRE, the Company made a payment of approximately $44.0 million. As consideration for the 50% quota share reinsurance contract, the Company received a ceding commission of approximately $26.0 million. In connection with the transferred blocks of business, ALRE also transferred to the Company approximately $66.0 million in assets and related future policy benefit reserves. The 50% quota share reinsurance contract is structured as a modified coinsurance arrangement, as such, the Company recorded a liability for the funds withheld in reinsurance balances payable on the balance sheet in the amount of $25.0 million.

28.    Subsequent Events

            On February 25, 2003, the Company entered into $300.0 million of commercial paper based credit facilities. The proceeds of the advances were used to fund a trust account, collateralizing the Company’s reinsurance obligations of a subsidiary. The Company expects that it will increase these facilities to $500.0 million later in 2003.

            The Company entered into a new $100 million letter of credit facility in January 2003.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

29.    Unaudited Quarterly Financial Data

            The following is a summary of the unaudited quarterly financial data for 2002 and 2001:

(U.S. dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net premiums earned – general operations (1)	$1,025,522	$1,047,044	$1,361,598	$1,532,654
Net premiums earned – life operations	39,193	10,497	786,383	186,919
Underwriting profit (loss) – general operations (1)	91,749	(58,946)	142,408	104,815
Net income (loss) available to ordinary shareholders	89,493	(91,748)	184,067	214,139
Net income (loss) per ordinary share and ordinary share equivalent –basic	0.66	(0.68)	1.36	1.58
Net income (loss) per ordinary share and ordinary share equivalent – diluted	0.65	(0.68)	1.34	1.56

2001
Net premiums earned – general operations	$542,154	$640,984	$700,343	$884,052
Net premiums earned – life operations	—	—	46,247	649,348
Underwriting profit (loss) – general operations	29,436	41,803	(939,101)	(233,137)
Net income (loss)	218,929	128,606	(840,032)	(83,638)
Net income (loss) per ordinary share and ordinary share equivalent – basic	1.76	1.03	(6.70)	(0.64)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	1.73	1.01	(6.70)	(0.64)

______________

(1)	Certain reclassifications have been made relating to the Company’s change in presentation of credit default swaps and weather and energy derivatives. There was no effect on net income from this change in presentation.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

29.    Unaudited Quarterly Financial Data (continued)

            In the second quarter of 2002, the Company recorded net losses and loss expenses incurred of approximately $200.0 million related to the September 11 event. The Company also recorded net realized losses on investments of $110.0 million.

            Results for the third quarter of 2002 included a large life contract consisting of a U.K. portfolio of annuities. This contract increased net premiums earned and claims and policy benefits by $762.7 million and $776.8 million respectively in the fourth quarter of 2002.

            In the fourth quarter of 2002, the Company incurred adverse loss development of $215 million of its casualty reinsurance business written in 1997 through (and including) 2000 and asbestos losses for business written prior to 1985. This was partially offset by decreases in estimates for losses related to this business written in 1985 through 1996 and decreases in the Company’s high excess casualty lines.

            In the third quarter of 2001, the Company recorded net losses of approximately $795.9 million after tax due to the September 11 event.

            In the fourth quarter of 2001, the Company wrote a large contract of European annuities for $549.3 million of net premium earned and policy benefits. In addition, the Company incurred adverse loss development of its casualty reinsurance business written prior to 1999 of approximately $140.0 million after-tax, and losses related to certain other events, including the bankruptcy of Enron Corp., American Airlines Flight 587 and several large European property losses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

            There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2002.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.    CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

            There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

Page

Report of PricewaterhouseCoopers LLP on Financial Statement Schedules	155

1.   Financial Statements

            Included in Part II—See Item 8 of this report.

2.   Financial Statement Schedules

            Included in Part IV of this report:

            Other Schedules have been omitted as they are not applicable to the Company.

3.   Exhibits

Exhibits	Descriptions
1.1	Underwriting Agreement, dated November 1, 2001, by and among XL Capital Ltd, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2002.

1.2	Pricing Agreement, dated November 1, 2001, by and among XL Capital Ltd, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2002.

1.3	Underwriting Agreement, dated January 7, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd, Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc. and Credit Lyonnais Securities (USA) Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2002.

1.4	Pricing Agreement, dated January 7, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd, Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc. and Credit Lyonnais Securities (USA) Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2002.

Exhibits	Descriptions
1.5	Underwriting Agreement, dated August 9, 2002, by and among XL Capital Ltd, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc. and the other underwriters named on Schedule I of the related Pricing Agreement dated the date thereof, incorporated by reference to the Company’s Current Report on Form 8-K, dated August 14, 2002.

1.6	Pricing Agreement, dated August 9, 2002, by and among XL Capital Ltd, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc. and the other underwriters named on Schedule I of the related Pricing Agreement dated the date thereof, incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2002.

1.7	Underwriting Agreement, dated November 13, 2002, by and among XL Capital Ltd, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc. and the other underwriters named on Schedule I of the related Pricing Agreement dated the date thereof, incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2002.

1.8	Pricing Agreement, dated November 13, 2002, by and among XL Capital Ltd, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc. and the other underwriters named on Schedule I of the related Pricing Agreement dated the date thereof, incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2002.

3.1	Memorandum of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean limited dated July 2, 1998.

3.2	Articles of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited dated July 2, 1998.

4.1	Rights Agreement, dated September 11, 1998, between Exel Limited and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed October 21, 1998.

4.2	Registration Rights Agreement, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, as incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-66976).

4.3	Registration Rights Agreement, dated September 4, 2001, between XL Capital Ltd and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.51 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

4.4	Indenture, dated January 10, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.

4.5	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.

4.6	Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.

4.7	Indenture, dated September 4, 2001, between XL Capital Ltd and State Street Bank & Trust Company relating to the Liquid-Yield Option Notes due 2021, incorporated by reference to Exhibit 4.49 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

Exhibits	Descriptions
4.8	Form of Liquid-Yield Option Note due 2021 (referred to in Exhibit 4.7 above) and incorporated by reference to Exhibit 4.50 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

4.9	Indenture, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (No. 333-66976).

4.10	Form of Zero Coupon Convertible debenture, due May 23, 2021 (referred to in Exhibit 4.8 above) and incorporated by reference to Exhibit 10.14.41 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

4.11	Form of Note Purchase Agreement, dated April 12, 2001, relating to 6.58% Guaranteed Senior Notes due April 12, 2011, incorporated by reference to Exhibit 10.14.43 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

4.12	Form of Note Purchase Agreement, dated November 1995, relating to 7.15% senior notes due November 15, 2005, incorporated by reference to NAC Re Corporation’s Registration Statement on Form S-3 (No. 33-97878).

4.13	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2002.

4.14	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated November 6, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2002.

10.1	Money Accumulation Savings Program, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 33-40533).

10.2	1991 Performance Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 33-40533).

10.3	First Amendment to the 1991 Performance Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

10.4	1991 Performance Incentive Program as amended and restated, effective March 17, 2000, incorporated by reference to the Company’s Proxy Statement dated April 7, 2000.

10.5	Retirement Plan for Non-employee Directors of XL Capital Ltd, as amended, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

10.6	XL Capital Ltd Directors Stock and Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

10.7	XL Capital Ltd Stock Plan for Non-employee Directors, incorporated by reference to Exhibit 10.6 to the Company’s Annual report on Form 10-K for the year ended November 30, 1996.

10.8	Fourth Amendment to EXEL Limited Directors Stock and Option Plan, incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.9	Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company’s Annual report on form 10-K for the year ended November 30, 1998.

Exhibits	Descriptions
10.10	Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.11	Mid Ocean Ltd. Stock & Deferred Compensation Plan for Non-employee Directors, incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.12	Form of Severance Contract between NAC Re Corporation and the executive officers of NAC Re Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K of NAC Re Corporation for the year ended December 30, 1988.

10.13	1997 Incentive and Capital Accumulation Plan, incorporated by reference to Exhibit A to the NAC Re Corporation definitive Proxy Statement filed with the Securities and Exchange Commission.

10.14	Dividend Reinvestment and Share Purchase Plan, dated January 18, 2002, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-76988).

10.15	Mark E. Brockbank Consultancy Agreement, incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.16	Henry C. V. Keeling Employment Agreement, incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.17	Amendment to Henry C. V. Keeling Service Agreement, incorporated by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.18	Michael A. Butt Employment Agreement, incorporated by reference to Exhibit 10.11.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.19	Amendment to Henry C. V. Keeling Service Agreement, incorporated by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.20	Ronald L. Bornheutter Consulting Agreement, dated July 1, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on form 10-K for the year ended December 31, 1999.

10.21	Ronald L. Bornheutter Settlement Agreement, dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.22	Nicholas M. Brown, Jr. Employment Contract, dated June 30, 1998, incorporated herein by reference to NAC Re Corporation’s quarterly report on Form 10-Q for the period ended June 30, 1998.

10.23	Amended and Restated Employment Agreement with Nicholas M. Brown, Jr., dated June 18, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.24	Nicholas M. Brown, Jr. Employment Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.58 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.

10.25	Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.59 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.

10.26	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

Exhibits	Descriptions
10.27	Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, by and among XL Insurance (Bermuda) Ltd (formerly known as XL Insurance Ltd) XL Capital Ltd, XL Europe Ltd, XL Re Ltd (formerly known as Mid Ocean Reinsurance Ltd), The Brockbank Group plc, as account parties and XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and XL Investments Ltd, as guarantors and Mellon Bank, N.A., as issuing bank and agent incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.28	First Amendment dated as of January 21, 2000, to Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.29	Second Amendment dated as of November 28, 2000, to Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.30	364-day Credit Agreement, dated as of July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Mid Ocean Reinsurance Ltd, as borrowers and guarantors, the lenders named therein, The Chase Manhattan Bank, as administrative agent, Chase Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank,N.A. and Citibank, N.A., as co-documentation agent, incorporated by reference to Exhibit 10.14.31 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2000.

10.31	Letter of Credit and Reimbursement Agreement, dated as of July 5, 2000, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Mid Ocean Reinsurance Ltd, as account parties and guarantors, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Chase Securities Inc., as advisor, lead arranger and book manager, Deutsche Bank AG, as syndication agent, and Mellon Bank, N.A. and Citibank, N.A., as co-documentation agents, incorporated by reference to Exhibit 10.14.32 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2000.

10.32	Letter of Credit and Reimbursement Agreement, dated November 3, 2000, between XL Capital Ltd, XL America Inc., XL Insurance (Bermuda) Ltd (formerly known as XL Insurance Ltd), XL Europe and XL Re Ltd (formerly known as XL Mid Ocean Reinsurance Ltd), the guarantors, the lenders named therein, Citibank International plc, as agent and security trustee and Solomon Brothers International Limited, as arranger, incorporated by reference to Exhibit 10.14.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.33	Amendment No. 1, dated as of September 26, 2001, to the Letter of Credit and Reimbursement Agreement dated November 3, 2000 between XL Capital Ltd as account party and guarantor, and X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as guarantors, and the lenders party thereto and Citibank International plc, as agent and security trustee for the lenders and Salomon Brothers International Limited, as arranger, incorporated by reference to Exhibit 10.49 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

10.34	Letter of Credit Agreement (Secured), between XL Mid Ocean Reinsurance Ltd and Citibank International plc dated May 19, 1993 (as amended) incorporated by reference to the Company’s Prospectus Supplement dated November 3, 1998.

10.35	364-day Credit Agreement, dated as of June 29, 2001, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors, the lenders party thereto, and The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner and Mellon Bank, N.A. and Citibank, N.A., as co-syndication agents, incorporated by reference to Exhibit 10.14.38 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

Exhibits	Descriptions
10.36	Amendment No. 1, dated as of September 26, 2001, to the 364-day Credit Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors and the lenders party thereto and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.45 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

10.37	Amendment No. 2, dated March 15, 2002, to the 364-Day Credit Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as borrowers and guarantors and the lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, incorporated by reference to Exhibit 10.60 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.

10.38	Letter of Credit and Reimbursement Agreement, dated as of June 29, 2001, between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, and The Chase Manhattan Bank, as administration agent, incorporated by reference to Exhibit 10.14.39 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

10.39	Amendment No. 1, dated as of September 26, 2001, to the Letter of Credit and Reimbursement Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, the lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, incorporated by reference to Exhibit 10.48 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.
10.40	Amendment No. 2, dated March 15, 2002 to the Letter of Credit Facility and Reimbursement Agreement dated as of June 29, 2001 between XL Capital Ltd, X.L. America, Inc., XL Insurance Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, the lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, incorporated by reference to Exhibit 10.61 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.

10.41	Amended and Restated Credit Agreement, dated August 31, 2001, between XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and Mid Ocean Limited, as borrowers and guarantors, and The Chase Manhattan Bank as administrative agent, incorporated by reference to Exhibit 10-49 to the Company’s Annual Report on From 10-K for the year ended December 31, 2001

10.42	Amendment No. 1, dated as of September 26, 2001, to the Amended and Restated Credit Agreement dated as of August 31, 2001 between XL Capital Ltd, XL Insurance Ltd, XL Re Ltd and Mid Ocean Limited, as borrowers and guarantors, the banks party thereto and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.44 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

10.43	Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2001.

10.44	Letter of Credit Facility and Reimbursement Agreement, dated November 20, 2001, between XL Capital Ltd as account party and XL Capital Ltd, X.L. America, Inc., XL Europe Ltd, XL Insurance (Bermuda) Ltd and XL Re Ltd as guarantors and Citibank International Plc as agent and trustee for the lenders party thereto, incorporated by reference to Exhibit 10-52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.45	Amendment No. 1 dated as of March 21, 2002 to the Letter of Credit Facility and Reimbursement Agreement dated November 20, 2001, between XL Capital Ltd X.L. America, Inc., XL Europe Ltd, XL Insurance (Bermuda) Ltd and XL Re Ltd as guarantors and Citibank International Plc as agent and trustee for the lenders party thereto, incorporated by reference to Exhibit 10.62 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.

Exhibits	Descriptions
10.46	Letter of Credit Facility and Reimbursement Agreement, dated as of December 31, 2001, between XL Capital Ltd, X.L. America Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors and Mellon Bank, as issuing bank, agent and arranger, incorporated by reference to Exhibit 10-53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.47	Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd as guarantors and in favor of Citibank, N.A. incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10K for the year ended December 31, 2001.

10.48	Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.49	Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.50*	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001.

10.51*	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001.

10.52	Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001 incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.53*	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001.

10.54*	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001.

10.55	364-day Credit Agreement dated as of June 27, 2002 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, the lenders party thereto and JP Morgan Chase Bank, as administrative agent, incorporated by reference to Exhibit 10.63 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002.

10.56*	Amendment No. 1 dated as of July 19, 2002 to the 364-Day Credit Agreement dated June 27, 2002 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

10.57*	Letter of Credit Facility and Reimbursement Agreement dated November 18, 2002 between XL Capital Ltd as account party and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as guarantors and Citibank International plc, as agent and trustee for the lenders party thereto.

10.58*	Amendment Agreement dated July 19, 2002 between Winterthur Swiss International and XL Insurance (Bermuda) Ltd.

10.59*	Standby Letter of Credit Agreement, dated January 31, 2003 between XL Capital Ltd, XL America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as the applicant and National Australia Bank Limited, New York Branch, as the bank.

10.60*	Revolving Credit and Security Agreement dated as of February 25, 2003 between XL Re Ltd as borrower, Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, Charta Corporation, Ciesco, L.P., and Citibank, N.A., as lenders thereto and Citicorp North America, Inc. as agent.

______________

*	Filed herewith

Exhibits	Descriptions
10.61*	Control Agreement dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc. as agent and Mellon Bank, N.A. as securities intermediary.

12.1*	Statement regarding computation of ratios.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

99.1*	XL Capital Assurance Inc. audited financial statements as at and for the years ended December 31, 2002, 2001 and 2000.

99.2*	XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2002, 2001 and 2000.

99.3*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1) Current Report on Form 8-K filed on November 12, 2002, under Item 5 thereof.

(2) Current Report on Form 8-K filed on November 13, 2002, under Item 5 thereof

(3) Current Report on Form 8-K filed on November 14, 2002, under Item 5 thereof.

______________

*	Filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of XL Capital Ltd:

            In our opinion, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002, upon adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets as of the effective date of January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

New York, New York February 11, 2003

XL CAPITAL LTD
SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

AS AT DECEMBER 31, 2002
(U.S dollars in thousands)

Type of Investment	Cost or Amortized Cost (1)	Market Value	Amount Shown in the Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$2,065,806	$2,269,907	$2,126,573
Corporate	6,268,599	6,291,497	6,444,110
Mortgage-backed securities	3,845,050	3,897,205	3,897,205
U.S. States and political subdivisions of the States	10,368	11,265	11,265
Non-U.S. Sovereign Government	1,928,704	2,012,773	2,003,494

Total fixed maturities	$14,118,527	$14,482,647	$14,482,647

Equity Securities	$661,377	$575,010	$575,010

Short-term investments	$1,001,179	$1,002,076	$1,002,076

Other investments	$146,061	$146,061	$146,061

Total investments other than related parties	$15,927,144	$16,205,794	$16,205,794

______________

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS—PARENT COMPANY ONLY

AS AT DECEMBER 31, 2002 AND 2001
(U.S. dollars in thousands)

	2002	2001

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2002, $77,049 ; 2001, $145,713)	$77,291	$149,318
Equity securities at fair value (cost: 2002, $237 ; 2001: $375)	267	376
Short-term investments at fair value (amortized cost: 2002, $157,814 : 2001, $240,490)	159,008	241,193

Total investments available for sale	236,566	390,887
Cash and cash equivalents	286,085	303,628
Investments in subsidiaries on an equity basis	6,581,815	6,130,799
Investment in affiliates	20,787	31,400
Investments in limited partnerships	29,445	42,342
Accrued investment income	3,771	2,330
Amount due from subsidiaries	345,918	—
Other assets	34,632	31,432

Total assets	$7,539,019	$6,932,818

Liabilities
Amount due to subsidiaries	$—	$535,781
Notes payable and debt	925,855	899,838
Accounts payable and accrued liabilities	43,575	60,015

Total liabilities	$969,430	$1,495,634

Shareholders’ Equity
Ordinary shares	$1,360	$1,347
Preference shares	207	—
Contributed surplus	3,979,979	3,378,549
Accumulated other comprehensive income (loss)	184,814	(213,013)
Deferred compensation	(31,282)	(27,177)
Retained earnings	2,434,511	2,297,478

Total shareholders’ equity	$6,569,589	$5,437,184

Total liabilities and shareholders’ equity	$7,539,019	$6,932,818

XL CAPITAL LTD
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME—PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	2002	2001	2000

Net investment income	$17,621	$18,251	$4,466
Net realized (losses) gains on investments and derivative instruments	(21,651)	5,992	643
Equity in net earnings (loss) of subsidiaries (Dividends were $1,037,951 in 2002 and Nil in 2001 and 2000)	549,937	(481,566)	576,502
Equity in net (loss) income of affiliates	(16,654)	(957)	88
Income from limited partnerships	272	1,719	2,594

Total revenues	529,525	(456,561)	584,293

Operating expenses	88,743	96,589	77,941
Interest expense	35,211	22,985	—

Total expenses	123,954	119,574	77,941

Net income (loss)	405,571	(576,135)	506,352
Preference dividend	(9,620)	—	—

Net income (loss) available to ordinary shareholders	$395,951	$(576,135)	$506,352

Net income (loss)	$405,571	$(576,135)	$506,352

Change in net unrealized appreciation on investments	5,774	1,790	4,458

Comprehensive income (loss)	$411,345	$(574,345)	$510,810

XL CAPITAL LTD
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS—PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	2002	2001	2000

Cash flows provided by (used in) operating activities:
Net income (loss)	$405,571	$(576,135)	$506,352
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments and derivative instruments	21,650	(5,992)	—
Equity in net (earnings) loss of subsidiaries, net of dividends	(522,310)	483,461	(586,663)
Equity in net loss (income) of affiliates, net of dividends	16,654	1,198	(88)
Amortization of intangible assets	—	31,348	31,348
Amortization of deferred compensation	14,311	10,352	8,861
Amortization of discounts on fixed maturities	1,074	1,708	637
Accretion of notes payable and debt	24,515	12,339	—
Accrued investment income	(1,441)	299	(2,090)
Accounts payable and accrued liabilities	(16,358)	(7,875)	(60,226)
Other	(2,314)	10,034	(8,890)

Total adjustments	(464,219)	536,872	(617,111)

Net cash (used in) provided by operating activities	(58,648)	(39,263)	(110,759)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	134,190	497,940	230,110
Proceeds from redemption of fixed maturities and short-term investments	358,338	80,299	43,500
Proceeds from sale of equity securities	955	—	—
Purchases of fixed maturities and short term investments	(425,096)	(658,872)	(432,722)
Purchases of equity securities	(582)	—	—
Investment in subsidiaries	(543,830)	(6,770)	(25,000)
Investment in affiliates	26,876	(29,860)	—
Investment in limited partnerships	20,234	(6,630)	3,640

Net cash (used in) investing activities	(428,915)	(123,893)	(180,472)

Cash flows provided by (used in) financing activities:
Issue of shares	503,579	787,678	—
Proceeds from exercise of options	79,375	105,233	74,564
Dividends paid	(266,674)	(237,628)	(225,572)
Amount due to subsidiaries	(881,699)	(979,290)	605,461
Repurchase of shares	(2,512)	(117,133)	(248,450)
Dividends received from subsidiaries	1,037,951	—	—
Proceeds from loans	—	917,533	—
Repayment of loans	—	(50,000)	—

Net cash provided by (used in) financing activities	470,020	426,393	206,003

Net change in cash and cash equivalents	(17,543)	263,237	(85,228)
Cash and cash equivalents—beginning of year	303,628	40,391	125,619

Cash and cash equivalents—end of year	$286,085	$303,628	$40,391

XL CAPITAL LTD
SCHEDULE IV—REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount

2002	$4,551,889	$1,964,498	$3,362,029	$5,949,420

2001	$2,920,315	$1,855,296	$1,805,352	$2,870,371

2000	$1,688,923	$1,012,791	$1,440,108	$2,116,240

XL CAPITAL LTD
SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses Incurred Related To Current Year	Losses and Loss Expenses Incurred Related To Prior Year	Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written

2002 (1)	$554,498	$13,202,736	$3,848,736	$4,966,818	$643,084	$2,927,297	$400,018	$2,846,831	$907,746	$5,949,420

2001 (1)	$378,683	$11,806,745	$2,616,869	$2,767,533	$610,528	$2,729,427	$175,804	$1,817,425	$627,582	$2,870,371

2000 (1)	$309,268	$5,667,833	$1,741,393	$2,035,240	$580,946	$1,827,443	$(394,884)	$1,663,670	$485,796	$2,116,240

______________

(1)	The information presented above includes balances from the general operations of the Company’s Financial Products and Services segment. Life operations have been excluded.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL CAPITAL LTD

By:	/s/ Brian M. O’Hara

Brian M. O’Hara
President and Chief Executive Officer

POWER OF ATTORNEY

            We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Michael P. Esposito, Jr., Brian M. O’Hara and Paul S. Giordano, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Brian O’Hara	President, Chief Executive	March 28, 2003
Officer and Director
Brian M. O’Hara	(Principal Executive Officer)

/s/ Jerry M. De St. Paer	Executive Vice President	March 28, 2003
(Principal Financial Officer and
Jerry M. de St Paer	Principal Accounting Officer)

/s/ Michael P. Esposito Jr.	Director and Chairman of the	March 28, 2003
Board of Directors
Michael P. Esposito, Jr.

/s/ Ronald L. Bornhuetter	Director	March 28, 2003

Ronald L. Bornhuetter

/s/ Dale Comey	Director	March 28, 2003

Dale Comey

Signatures	Title	Date
/s/ Sir F. Brian Corby	Director	March 28, 2003

Sir F. Brian Corby

/s/ Robert R. Glauber	Director	March 28, 2003

Robert R. Glauber

/s/ Paul E. Jeanbart	Director	March 28, 2003

Paul E. Jeanbart

/s/ John Loudon	Director	March 28, 2003

John Loudon

/s/ Robert S. Parker	Director	March 28, 2003

Robert S. Parker

/s/ Cyril E. Rance	Director	March 28, 2003

Cyril E. Rance

/s/ Alan Z. Senter	Director	March 28, 2003

Alan Z. Senter

/s/ John T. Thornton	Director	March 28, 2003

John T. Thornton

/s/ Ellen E. Thrower	Director	March 28, 2003

Ellen E. Thrower

/s/ John W. Weiser	Director	March 28, 2003

John W. Weiser

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, Brian M. O’Hara, certify that:

1.	I have reviewed this annual report on Form 10-K of XL Capital Ltd;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	Brian M. O’Hara

/s/ Brian M. O’Hara
President and Chief Executive Officer

CERTIFICATION
OF CHIEF FINANCIAL OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, Jerry de St. Paer, certify that:

1.	I have reviewed this annual report on Form 10-K of XL Capital Ltd;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	Jerry de St. Paer

/s/ Jerry de St. Paer
Executive Vice President and Chief Financial Officer