Form 10-Q
period 2003-03-31
XL CAPITAL LTD
filed 2003-05-15
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

             As of May 5, 2003, there were 136,595,532 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2003, $14,900,926 2002, $14,118,527)	$15,294,620	$14,482,647
Equity securities, at fair value (cost: 2003, $585,062, 2002, $661,377)	530,306	575,010
Short-term investments, at fair value (amortized cost: 2003 $1,378,640 2002, $1,001,179)	1,382,347	1,002,076

Total investments available for sale	17,207,273	16,059,733
Investments in affiliates	1,729,593	1,750,005
Other investments	166,939	146,061

Total investments	19,103,805	17,955,799
Cash and cash equivalents	3,152,328	3,557,815
Accrued investment income	225,104	226,862
Deferred acquisition costs	822,538	688,281
Prepaid reinsurance premiums	1,213,868	957,036
Premiums receivable	4,507,041	3,592,713
Reinsurance balances receivable	1,312,675	1,239,970
Unpaid losses and loss expenses recoverable	4,866,451	5,012,655
Goodwill and other intangible assets	1,652,998	1,653,700
Deferred tax asset, net	314,490	320,624
Other assets	290,327	441,914

Total assets	$37,461,625	$35,647,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$13,496,875	$13,202,736
Deposit liabilities	2,448,275	2,373,047
Future policy benefit reserves	2,532,637	2,516,949
Unearned premiums	5,171,414	4,028,299
Notes payable and debt	1,884,158	1,877,957
Reinsurance balances payable	1,878,626	1,924,150
Net payable for investments purchased	1,668,469	1,546,276
Other liabilities	1,510,097	1,551,443
Minority interest	58,829	56,923

Total liabilities	$30,649,380	$29,077,780

Commitments and Contingencies

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2003, 9,200,000; 2002, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01, issued and outstanding: 2003, 11,500,000; 2002, 11,500,000	115	115
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2003, 136,560,490; 2002, 136,063,184	1,365	1,360
Contributed surplus	4,012,039	3,979,979
Accumulated other comprehensive income	245,861	184,814
Deferred compensation	(56,081)	(31,282)
Retained earnings	2,608,854	2,434,511

Total shareholders’ equity	$6,812,245	$6,569,589

Total liabilities and shareholders’ equity	$37,461,625	$35,647,369

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Net premiums earned — general operations	$1,458,860	$1,025,522
Net premiums earned — life operations	92,771	39,193
Net investment income — general operations	156,581	155,609
Net investment income — life operations	35,323	15,518
Net realized losses on investments	(4,663)	(106,020)
Net realized and unrealized gains (losses) on derivative instruments	14,493	(9,476)
Equity in net income of investment affiliates	26,798	32,185
Fee income and other	12,277	7,949

Total revenues	$1,792,440	$1,160,480

Expenses:
Net losses and loss expenses incurred — general operations	$885,254	$642,298
Claims and policy benefits — life operations	119,558	47,763
Acquisition costs	240,312	185,732
Operating expenses	190,519	145,145
Exchange gains	(2,702)	(8,364)
Interest expense	46,140	41,622
Amortization of intangible assets	375	614

Total expenses	$1,479,456	$1,054,810

Income before minority interest, income tax and equity in net loss (income) of insurance and operating affiliates	$312,984	$105,670
Minority interest in net income of subsidiary	1,862	2,255
Income tax	20,030	13,954
Equity in net loss (income) of insurance and operating affiliates	41,087	(32)

Net income	$250,005	$89,493
Preference share dividends	(10,148)	—

Net income available to ordinary shareholders	$239,857	$89,493

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	136,216	135,119

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	137,631	137,843

Earnings per ordinary share and ordinary share equivalent — basic	$1.76	$0.66

Earnings per ordinary share and ordinary share equivalent — diluted	$1.74	$0.65

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars and shares in thousands)

	(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income	$250,005	$89,493
Change in net unrealized appreciation (depreciation) of investments	65,226	(104,314)
Foreign currency translation adjustments, net	(4,179)	57,077

Comprehensive income	$311,052	$42,256

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2003	2002

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$207	$—
Issue of shares	—	—

Balance—end of period	$207	$—

Class A Ordinary Shares:
Balance—beginning of year	$1,360	$1,347
Issue of shares	4	—
Exercise of stock options	1	8
Repurchase of shares	—	—

Balance—end of period	$1,365	$1,355

Contributed Surplus:
Balance—beginning of year	$3,979,979	$3,378,549
Issue of shares	28,992	—
Stock option expense	800	—
Exercise of stock options	2,344	49,371
Repurchase of ordinary shares	(76)	—

Balance—end of period	$4,012,039	$3,427,920

Accumulated Other Comprehensive Income (Loss):
Balance—beginning of year	$184,814	$(213,013)
Net change in unrealized gains on investment portfolio, net of tax	66,449	(103,836)
Net change in unrealized gains on investment portfolio of affiliate	(1,223)	(478)
Currency translation adjustments	(4,179)	57,077

Balance—end of period	$245,861	$(260,250)

Deferred Compensation:
Balance—beginning of year	$(31,282)	$(27,177)
Issue of restricted shares	(28,323)	(18,150)
Amortization	3,524	3,362

Balance—end of period	$(56,081)	$(41,965)

Retained Earnings:
Balance—beginning of year	$2,434,511	$2,297,478
Net income	250,005	89,493
Dividends on Series A and B preference ordinary shares	(10,148)	—
Dividends on Class A ordinary shares	(65,380)	(63,967)
Repurchase of ordinary shares	(134)	—

Balance—end of period	$2,608,854	$2,323,004

Total Shareholders’ Equity	$6,812,245	$5,450,064

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002

Cash flows provided by (used in) operating activities:
Net income	$250,005	$89,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses on investments	4,663	106,020
Net realized and unrealized (gains) losses on derivative instruments	(14,493)	9,476
Amortization of premiums (discounts) on fixed maturities	1,304	(7,743)
Equity in net loss (income) of investment and insurance and operating affiliates	14,289	(32,212)
Amortization of deferred compensation	3,524	3,362
Accretion of deposit liabilities	24,123	13,870
Unpaid losses and loss expenses	294,139	(52,635)
Unearned premiums	1,143,116	1,339,880
Premiums receivable	(914,328)	(1,150,144)
Unpaid losses and loss expenses recoverable	146,205	25,401
Prepaid reinsurance premiums	(256,832)	(226,174)
Reinsurance balances receivable	(72,705)	(89,718)
Deferred acquisition costs	(134,257)	(220,209)
Reinsurance balances payable	(45,524)	145,068
Deferred tax asset	6,134	81,911
Other assets	148,675	(101,151)
Other	(18,799)	22,185

Total adjustments	329,234	(132,813)

Net cash provided by (used in) operating activities	579,239	(43,320)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	14,733,198	12,166,903
Proceeds from redemption of fixed maturities and short-term investments	4,903	978,384
Proceeds from sale of equity securities	341,262	208,126
Purchases of fixed maturities and short-term investments	(15,739,201)	(12,970,202)
Purchases of equity securities	(316,207)	(89,354)
Investments in affiliates, net of dividends received	5,666	(219,822)
Acquisition of subsidiaries, net of cash acquired	—	(45,466)
Other investments	(992)	9,440
Fixed assets and other	—	(1,170)

Net cash (used in) provided by investing activities	(971,371)	36,839
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	3,145	30,187
Repurchase of shares	(209)	—
Dividends paid	(75,528)	(63,967)
Proceeds from notes payable and debt	—	596,814
Repayment of notes payable and debt	—	(350,000)
Deposit liabilities	60,176	(3,973)

Net cash (used in) provided by financing activities	(12,416)	209,061
Effects of exchange rate changes on foreign currency cash	(939)	(28)

(Decrease) increase in cash and cash equivalents	(405,487)	202,552
Cash and cash equivalents — beginning of year	3,557,815	1,863,861

Cash and cash equivalents — end of period	$3,152,328	$2,066,413

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

1.   Basis of Preparation and Consolidation

            These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The prepara tion of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

            To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from this change in presentation.

            Unless the context otherwise indicates, references herein to the Company include XL Capital Ltd and its consolidated subsidiaries.

2.   Accounting Pronouncements

            In December 2002, the Financial Accounting Statements Board (“FASB”) issued FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

            Effective January 1, 2003, the Company has adopted the fair value recognition provisions of FAS 123, as amended by FAS 148, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. Awards under the Company’s stock plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock based compensation included in the determination of net income would have been higher. The following table illustrates the net effect on net income and earnings per ordinary share if the fair value method had been applied to all outstanding and unvested awards in each period presented:

	Quarter ended March 31,

	2003	2002

Net income available to ordinary shareholders—as reported	$239,857	$89,493
Add: Stock based employee compensation expense included in reported net income, net of related tax	800	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards , net of related tax effects	(11,290)	(10,361)

Pro forma net income available to ordinary shareholders	$229,367	$79,132

Earnings per ordinary share:
Basic – as reported	$1.76	$0.66
Basic – pro forma	$1.68	$0.59
Diluted – as reported	$1.74	$0.65
Diluted – pro forma	$1.67	$0.57

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

2.   Accounting Pronouncements (continued)

            In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. In particular, FAS 149 amends FAS 133 for decisions made (1) as part of the Derivative Implementation Group process that effectively required amendments to FAS 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. In particular, FAS 149 clarifies the types of financial guarantee contracts that are included in the scope exception of FAS 133, the circumstances when a contract with an initial net investment m eets the characteristics of a derivative, the characteristics of a derivative that contains financing components and amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The provisions that relate to forward purchases or sales of “when issued” securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently evaluating the effects implementing FAS 149; however, the Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

            In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variabl e interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. The effect of adoption of this standard on the Company’s financial condition is currently being evaluated with a possible increase in both assets and liabilities of up to approximately $2.4 billion at March 31, 2003, based on structures and contracts currently in place. Management is pursuing alternatives with regard to restructuring these variable interest entities.

            In April 2003, the FASB cleared Derivative Implementation Guidance Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures Than Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”. The accounting guidance states that modified coinsurance arrangements, in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, contain an embedded derivative feature that will require bifurcation. Companies that have ceded insurance under existing modified coinsurance arrangements may reclassify securities related to embedded derivatives from the held-to-maturity and available-for-sale categories into the trading category on the date the guidance is initially applied. This guidance is e ffective for the periods beginning after September 15, 2003. The Company is currently evaluating the effects of implementing Issue B36, however, the Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

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
(U.S. dollars in thousands, except ratios)

3.   Segment Information (continued)

            Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

            The following is an analysis of results by segment together with a reconciliation to net income:

Quarter Ended March 31, 2003:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$881,227	$550,660	$1,431,887	$26,973	$1,458,860
Fee income and other	2,148	11,450	13,598	(1,342)	12,256
Net losses and loss expenses	521,285	350,506	871,791	13,463	885,254
Acquisition costs	124,450	104,649	229,099	3,203	232,302
Operating expenses (1)	98,096	34,560	132,656	20,157	152,813
Exchange losses (gains)	7,717	(10,419)	(2,702)	—	(2,702)

Underwriting profit (loss)	$131,827	$82,814	$214,641	$(11,192)	$203,449

Life Operations:
Life premiums earned	$—	$83,237	$83,237	$9,534	$92,771
Fee income and other	—	—	—	21	21
Claims and policy benefits	—	110,472	110,472	9,086	119,558
Acquisition costs	—	6,953	6,953	1,057	8,010
Operating expenses	—	2,265	2,265	2,443	4,698
Net investment income	—	31,548	31,548	3,775	35,323

Net (loss) income from life operations	—	$(4,905)	$(4,905)	$754	$(4,151)

Net investment income-general operations					$156,581
Net realized and unrealized gains on investments and derivative instruments (2)					9,830
Equity in net loss of affiliates					(14,289)
Interest expense					46,140
Amortization of intangible assets					375
Corporate operating expenses (1)					33,008
Minority interest					1,862
Income tax					20,030

Net Income					$250,005

General Operations:
Loss and loss expense ratio (3)	59.2%	63.7%	60.9%
Underwriting expense ratio (3)	25.2%	25.2%	25.2%

Combined ratio (3)	84.4%	88.9%	86.1%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Net realized and unrealized gains on investments and derivative instruments includes a net loss on credit default swaps of $0.6 million and a net realized gain of $10.4 million on weather and energy risk management contracts.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.   Segment Information (continued)

Quarter Ended March 31, 2002:

	Insurance	Reinsurance	Total Insurance and Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$589,801	$421,167	$1,010,968	$14,554	$1,025,522
Fee income and other	6,545	899	7,444	503	7,947
Net losses and loss expenses	374,586	264,632	639,218	3,080	642,298
Acquisition costs	91,965	92,214	184,179	958	185,137
Operating expenses (1)	88,973	18,686	107,659	14,990	122,649
Exchange gains	(2,112)	(6,252)	(8,364)	—	(8,364)

Underwriting profit (loss)	$42,934	$52,786	$95,720	$(3,971)	$91,749

Life Operations:
Life premiums earned	$—	$39,193	$39,193	$—	$39,193
Fee income and other	—	2	2	—	2
Claims and policy benefits	—	47,763	47,763	—	47,763
Acquisition costs	—	595	595	—	595
Operating expenses	—	1,083	1,083	—	1,083
Net investment income	—	15,518	15,518	—	15,518

Net income from life operations	$—	$5,272	$5,272	$—	$5,272

Net investment income-general operations					$155,609
Net realized and unrealized losses on investments and derivative instruments (2)					(115,496)
Equity in net income of affiliates					32,217
Interest expense					41,622
Amortization of intangible assets					614
Corporate operating expenses (1)					21,413
Minority interest					2,255
Income tax					13,954

Net Income					$89,493

General Operations:
Loss and loss expense ratio (3)	63.5%	62.8%	63.2%
Underwriting expense ratio (3)	30.7%	26.4%	28.9%

Combined ratio (3)	94.2%	89.2%	92.1%

______________

(1)	Operating expenses exclude corporate operating expenses, which are shown separately.

(2)	Net realized and unrealized losses on investments and derivative instruments includes a net loss on credit default swaps of $1.4 million and a net realized gain of $0.9 million on weather and energy risk management contracts.

(3)	Ratios are based on net premiums earned from general insurance and reinsurance operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

            The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Quarter Ended March 31, 2003:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$775,132	$574,617	$437,566
Casualty reinsurance	535,724	475,297	219,678
Property catastrophe	196,888	182,757	58,536
Other property	623,995	444,207	334,257
Marine, energy, aviation and satellite	477,480	361,675	228,200
Accident and health	49,946	45,956	24,330
Financial products and services	44,766	43,996	26,973
Other insurance (1)	114,363	83,379	88,573
Other reinsurance (1)	217,521	179,887	40,747

Total general operations	$3,035,815	$2,391,771	$1,458,860
Life Operations	111,324	97,313	92,771

Total	$3,147,139	$2,489,084	$1,551,631

Quarter Ended March 31, 2002:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$607,496	$468,189	$291,898
Casualty reinsurance	450,329	376,442	159,845
Property catastrophe	197,746	177,402	60,325
Other property	630,299	411,857	242,909
Marine, energy, aviation and satellite	366,837	227,459	136,983
Accident and health	131,184	109,506	13,818
Financial products and services	26,273	23,662	14,554
Other insurance (1)	223,776	222,016	77,057
Other reinsurance (1)	132,208	105,352	28,133

Total general operations	$2,766,148	$2,121,885	$1,025,522
Life Operations	38,528	36,968	39,193

Total	$2,804,676	$2,158,853	$1,064,715

______________

(1)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

(2)	Certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current year presentation.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

4.   Notes Payable and Debt and Financing Arrangements

            The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business. The facility was fully utilized at March 31, 2003.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”) and expects to increase these facilities to $500.0 million later in 2003. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company.

5.    Exposures under Guaranties

            The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract.

            The net outstanding exposure as at March 31, 2003 of financial guaranty aggregate insured portfolios was $39.0 billion, which includes credit default swap exposures of $9.4 billion. The liability for these credit default swaps is a carrying value of $139.4 million.

6.   Derivative Instruments

            The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

            In the fourth quarter of 2002, the Company amended the presentation of its derivative transactions in the consolidated statements of income to include the change in fair value of all its derivative transactions in one line item under “net realized and unrealized (losses) gains on derivative instruments”. Previously, certain components of the change in fair value were included in “net premiums earned, net losses and loss expenses incurred, and fee income and other”. There was no effect on net income for this change and prior period results have been reclassified to reflect this change.

            The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Credit default swaps	$(566)	$1,356
Weather and energy risk management products	10,410	919
Investment derivatives	4,649	(11,751)

Net realized and unrealized gains (losses) on derivatives	$14,493	$(9,476)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands except share and per share amounts)

7.   XL Capital Finance (Europe) plc

            XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $2.5 billion as of December 31, 2002.

8.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	Three Months Ended March 31

	2003	2002

Basic earnings per ordinary share:
Net income	$250,005	$89,493
Less: preference share dividends	(10,148)	—

Net income available to ordinary shareholders	$239,857	$89,493

Weighted average ordinary shares outstanding	136,216	135,119
Basic earnings per ordinary share	$1.76	$0.66

Diluted earnings per ordinary share:
Net income	$250,005	$89,493
Less: preference share dividends	(10,148)	—

Net income available to ordinary shareholders	$239,857	$89,493

Weighted average ordinary shares outstanding—basic	136,216	135,119
Average stock options outstanding (1)	1,415	2,724

Weighted average ordinary shares outstanding—diluted	137,631	137,843

Diluted earnings per ordinary share	$1.74	$0.65

Dividends per ordinary share	$0.48	$0.47

______________

(1)	Net of shares repurchased under the treasury stock method.

            Future weighted average number of shares outstanding may be affected by the convertible debt issued during 2001. Due to the contingent nature of the conversion features of the debt, there was no effect on diluted earnings per share for the three months ended March 31, 2003 and March 31, 2002.

9.   Annuity and Life Re Holdings Ltd

The Company recognized an other than temporary decline in the value of its investment in Annuity & Life Re Holdings Ltd, an insurance affiliate, of $40.9 million in the quarter ended March 31, 2003. The investment is carried at its fair value of $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

            The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

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

            This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

            See the discussion of the Company’s critical accounting policies in Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

Results of Operations

            The following table presents an after-tax analysis of the Company’s net income available to ordinary shareholders and a reconciliation of net income available to ordinary shareholders to net operating income for the three months ended March 31, 2003 and 2002:

(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31

	2003	2002

Net income available to ordinary shareholders	$239,857	$89,493

Earnings per ordinary share — basic	$1.76	$0.66
Earnings per ordinary share — diluted	$1.74	$0.65
Weighted average number of ordinary shares and ordinary share equivalents — basic	136,216	135,119

Weighted average number of ordinary shares and ordinary share equivalents — diluted	137,631	137,843

            Reconciliation of net income to net operating income:

Net income available to ordinary shareholders	$239,857	$89,493
Net realized losses on investments	4,663	106,020
Tax effect of net realized gains and losses on investments	9,709	1,671
Net realized and unrealized (gains) losses on derivative instruments	(14,493)	9,476
Net realized and unrealized gains on weather and energy risk management derivatives	10,410	919

Net operating income (1)	$250,146	$207,579

(1)	Net operating income is a non-GAAP measure. As calculated by the Company, net operating income is net income available to ordinary shareholders, excluding net realized gains and losses on investments and net realized and unrealized gains and losses on all derivatives (except for gains and losses on weather risk management derivatives). These items are excluded because they are not considered by management to be relevant indicators of performance of or trends in the Company’s core business operations, but rather of the investment and credit markets in general. Management believes that the presentation of net operating income provides useful information regarding the Company’s results of operations because it follows industry practice, is followed closely by securities analysts and rating agencies, and enables investors and securities analysts to make performance comparisons with the Company’s peers in the insurance industry. This measure may not however be comparable to similarly titled measures used by companies outside of the insurance industry. Investors are cautioned not to place undue reliance on this item in assessing the Company’s overall financial performance. For the quarter ended March 31, 2003 and 2002, the Company had net realized losses on investments of $4.7 million and $106.0 million, respectively, as a result of the continued declines in the investment and credit markets and these losses are not included in the calculation of net operating income or loss.

            Net income available to ordinary shareholders increased significantly in the first quarter of 2003 compared to the first quarter of 2002 primarily due to two factors. First, there was an increase in the underwriting profit from the Company’s general insurance and reinsurance operations from $91.7 million in the first quarter of 2002 to $203.4 million in the first quarter of 2003. This increase in underwriting profit was mainly the result of growth in net premium earned from pricing increases in renewal and new business written. This is discussed further in each of the segments below. Second, in the quarter ended March 31, 2003, net realized losses on investments were $4.7 million that included $70.4 million of net realized gains on sales of securities that was offset by $75.1 of a charge for an other than temporary decline in fixed income and equity securities. Net income in the quarter ended March 31, 2002 was reduced by net realized investment losses of $106.0 million. This included approximately $36.7 million of realized losses on sales of securities and $69.3 million of a write-down of certain of the Company’s fixed income and equity investments in circumstances where the Company believed that there was an other than temporary decline in the value of those investments.

            Partially offsetting the increase in net income in the first quarter of 2003 as compared to the first quarter of 2002 was an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re, an insurance affiliate, in the first quarter of 2003 to its then current market value.

Segments

Insurance Operations

            General insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, integrated risk and primary master property and liability coverages. Specialty lines products include directors and officers liability insurance, environmental liability insurance, political risk insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance, surety, marine and energy insurance, specie, bloodstock and other insurance covers including program business. No life insurance business has been written in this segment. A large part of the Company’s casualty insurance business written has loss experience that is low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by using strict underwriting guidelines and various reinsurance arrangements.

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2003	2002	% Change

Net premiums earned	$881,227	$589,801	49.4%
Fee income and other	2,148	6,545	(67.2)%
Net losses and loss expenses	521,285	374,586	39.2%
Acquisition costs	124,450	91,965	35.3%
Operating expenses	98,096	88,973	10.3%
Exchange losses (gains)	7,717	(2,112)	NM

Underwriting profit	$131,827	$42,934	207.0%

*	NM — Not Meaningful

            Net premiums earned increased in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 primarily due to strong growth in net premiums written from significant pricing increases, new business written, and increased net retentions. The largest pricing increases in 2003 were in the professional liability, casualty and marine lines of business. Casualty insurance net premiums earned increased from $291.9 million in the first quarter of 2002 to $437.6 million in the first quarter of 2003. Aviation and U.S. property prices however appear to have reached a plateau as compared to the prior year. Growth in net premiums earned in the first quarter of 2003 over 2002 was partially offset by a reduction in net premiums written related to the non-renewal of certain business written by the Company’s Lloyd’s syndicates and the return of premium to Winterthur Swiss Insurance Company in the sec ond quarter of 2002 related to accident and health business which was previously written by Winterthur International.

            Fee income and other declined in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to the discontinuance at the end of 2002 of consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies.

            Exchange losses in the quarter ended March 31, 2003 related primarily to the decline in value of U.K. sterling against the U.S. dollar where the value of certain monetary net assets denominated in this currency decreased. In February 2003, the Company entered into a series of forward exchange contracts to cover approximately 60%, or

$110.4 million (£70 million), of the Company’s exposure to a U.K. sterling reinsurance recoverable balance at one of its U.K. based insurance operations. The mark to market value of these contracts was a gain of $0.8 million. The exchange gain in the quarter ended March 31, 2002 was mainly due to an increase in the value of U.K. sterling against the U.S. dollar.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31

	2003	2002

Loss and loss expense ratio	59.2%	63.5%
Underwriting expense ratio	25.2%	30.7%

Combined ratio	84.4%	94.2%

            The loss and loss expense ratio decreased in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 primarily due to premium rate increases and improving terms and conditions on new business written and earned in 2003.

            The underwriting expense ratio was lower in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due a lower acquisition expense ratio (14.1% as compared to 15.6%) and a lower operational expense ratio (11.1% as compared to 15.1%). The lower acquisition expense ratio was primarily due to a change in the mix of business being earned. Casualty, aviation, and professional lines generally have lower brokerage and commission costs than other lines and net premium earned for these lines have increased as compared to the first quarter of 2002. Partially offsetting this reduction was a decrease of approximately $9.7 million in acquisition expenses in the first quarter of 2002 related to the purchase accounting treatment of deferred acquisition costs related to the acquired Winterthur International operations. The reduction in the operational expense ratio is due primarily to the growth in net premiums earned which was greater than the increase in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned. The growth in the absolute level of operating expenses is due to the continued build up of infrastructure and ongoing integration costs relating to the acquired Winterthur International operations.

Reinsurance Operations

Reinsurance — General Operations

            General reinsurance business written includes casualty, property, accident and health and other specialty reinsurance on a global basis. The Company’s reinsurance property business generally has loss experience characterized as low frequency and high severity that can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

            The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002	% Change

Net premiums earned	$550,660	$421,167	30.7%
Fee income and other	11,450	899	NM
Net losses and loss expenses	350,506	264,632	32.5%
Acquisition costs	104,649	92,214	13.5%
Operating expenses	34,560	18,686	85.0%
Exchange gains	(10,419)	(6,252)	(66.7)%

Underwriting profit	$82,814	$52,786	56.9%

            Net premiums earned in the first quarter of 2003 increased 30.7% compared to the first quarter of 2002 in part, due to strong growth and pricing increases in business written in 2003 and 2002. Pricing increases and improvements in underwriting terms and conditions in the first quarter of 2003 were primarily experienced in the casualty lines and international property lines. U.S. property rate increases were generally unchanged as compared to the first quarter of 2002.

            Fee income and other increased in the first quarter of 2003 due to fees earned on a deposit liability contract. Fee income and other is expected to decline in future periods as earning patterns are due to contractual terms and conditions.

            The net exchange gains in the quarter ended March 31, 2003 and 2002 are primarily due to a decline in the value of the U.S. dollar against other currencies, primarily euros, in those operations that transact in multiple currencies.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31

	2003	2002

Loss and loss expense ratio	63.7%	62.8%
Underwriting expense ratio	25.2%	26.4%

Combined ratio	88.9%	89.2%

            There were no significant catastrophic losses in the first quarter or 2003 or 2002. The increase in the loss and loss expense ratio in the quarter ended March 31, 2003 compared to the same quarter of 2002 primarily reflects an increase in losses related to a Lloyd’s stop loss cover that was partially offset by a reduction in loss ratios on certain lines of business due to improved terms and conditions on new business written.

            The decrease in the underwriting expense ratio in the first quarter of 2003 as compared to the first quarter of 2002 is primarily due to a reduction in the acquisition expense ratio to 19.0% as compared to 21.9% in the first quarter of 2002. This reduction reflects an adjustment for grossing up of certain casualty business from Lloyd’s that was reported to the Company net of commissions. Acquisitions costs are expected to revert to historical levels in subsequent quarters. Partially offsetting this is an increase in the operating expense ratio from 4.5% to 6.2%. The operational expense ratio was lower in the first quarter of 2002 as compared to the first quarter of 2003 due primarily to a reduction in expenses of approximately $8.0 million relating to the curtailment of a pension plan.

Reinsurance — Life Operations

            Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

            Net investment income is included in the calculation of net income from life operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related policy benefit reserves is included in claims and policy benefit reserves.

            The following summarizes net (loss) income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002	% Change

Net premiums earned	$83,237	$39,193	112.4%
Fee income and other	—	2	NM
Claims and policy benefits	110,472	47,763	131.3%
Acquisition costs	6,953	595	NM
Operating expenses	2,265	1,083	109.1%
Net investment income	31,548	15,518	103.3%

Net (loss) income from life operations	$(4,905)	$5,272	NM

            All of the above items increased in the first quarter of 2003 as compared to 2002 as a result of new business written and earned as the Company continues to expand its life reinsurance operations in London, South America and in Europe. In particular, approximately $23.0 million of net earned premium in the first quarter of 2003 related to two new regular premium annuity treaties that were written after March 31, 2002 and therefore had no earned premium in the first quarter of 2002. In addition, the Company commenced writing new term assurance business that generated approximately $10.0 million of net premium earned in the first quarter of 2003.

            Claims and policy benefits also increased in line with the growth in net premiums earned and include the accretion of policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract. Net investment income earned on these assets is included above in the calculation of net income or loss from life operations. Claims and policy benefits in the quarter ended March 31, 2003 also included a charge of approximately $8.0 million where the value of guaranteed minimum death benefits exceeded the value of related account balances, for business written by Le Mans Ré.

            Acquisition costs have increased by a larger percentage than the increase in net premiums earned in the first quarter of 2003 as compared to 2002 due to the change in mix of new business being earned, including the new term assurance business that carries a higher brokerage and commission cost as compared to other life business.

Financial Products and Services Operations

            Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance, institutional life products and weather and energy risk management products. Each of these transactions is unique and tailored to the specific needs of the insured or user.

            Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or upfront. Guaranties written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

            The Company commenced writing municipal reinvestment contracts in 2002 whereby the Company receives deposits at a contractual interest rate. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability.

            The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. The Company attempts to hedge a significant portion of these risks written within the capital markets.

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002	% Change

Net premiums earned	$26,973	$14,554	85.3%
Fee income and other	(1,342)	503	NM
Net losses and loss expenses	13,463	3,080	337.1%
Acquisition costs	3,203	958	234.3%
Operating expenses	20,157	14,990	34.5%

Underwriting loss	$(11,192)	$(3,971)	(181.8)%

Net realized and unrealized (losses) gains on credit default swaps	$(566)	$1,356	NM

Net realized and unrealized gains on weather and energy risk management derivatives	$10,410	$919	NM

            Net premiums earned increased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to growth and new financial guaranty business written. This increase is partially due to credit rating issues of the Company’s competitors with recognized agencies which is critical in this line of business.

            Net losses and loss expenses in the quarter ended March 31, 2003 increased greater than the growth in net premiums earned due to an increase in losses notified of approximately $6.0 million related to business assumed from a primary monoline insured. The Company continues to monitor its credit exposures and establish reserves as required.

            Acquisition costs increased by a greater percentage than the increase in net premium earned in the first quarter of 2003 as compared to 2002 due to a reduction in the amount of ceding commissions received in line with a reduction of the amount of premiums ceded.

            Operating expenses increased in the first quarter of 2003 as compared to the first quarter of 2002 due to the continued expansion of these operations. Operating expenses includes all expenses associated with the segment’s weather and energy activities, as well as all expenses related to the financial guarantee business.

            In prior periods, the Company’s credit default swap transactions written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company now manages all credit default swap transactions in this segment and prior period segment results have been amended to conform to this change. The Company recorded net unrealized losses of $0.6 million and gains of $1.4 million in the quarters ended March 31, 2003 and 2002, respectively, related to the fair value adjustment for credit default swaps. The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% covering “A” to “AAA” tranches.

            The fair value adjustment for weather and energy risk management derivative products in the first quarter of 2003 increased as compared to the first quarter of 2002 due primarily to gains on natural gas option contracts taken out to hedge new outage products written. Offsetting positions were then taken, realizing these gains prior to the subsequent fall in prices later in the quarter ended March 31, 2003.

Financial Products and Services— Life Operations

            The Company commenced writing life business in this segment in the fourth quarter of 2002.

            The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002

Net premiums earned	$9,534	$—
Fee income and other	21	—
Claims and policy benefits	9,086	—
Acquisition costs	1,057	—
Operating expenses	2,433	—
Net investment income	3,775	—

Net income from life operations	$754	$—

            Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business written that was novated to the Company from Annuity and Life Re, one of its insurance affiliates in December 2002.

            Claims and policy benefits and acquisition costs also related primarily to this novated block of business.

            Operating expenses reflect the continued build-out of the overall life business, including expenses associated with the municipal reinvestment contract business.

            Net investment income in the first quarter of 2003 related to the Company’s receipt of cash of $41.5 million in December 2002 in connection with the acquisition of future policy benefit reserves from Annuity and Life Re and interest earned on the municipal reinvestment contracts written.

Investment Activities — General Operations

            The following table illustrates the change in net investment income and net realized and unrealized losses on investments and investment derivative instruments for the quarters ended March 31, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002	% Change

Net investment income — general operations	$156,581	$155,609	0.6%
Net realized losses on investments	(4,663)	(106,020)	NM
Net realized and unrealized gains (losses) on investment derivative instruments	4,649	(11,751)	NM

            Net investment income related to general operations increased moderately in the first quarter of 2003 as compared to the first quarter of 2002 due primarily to a higher investment base which was partially offset by the decline in investment yields on the portfolio. The growth in the investment base included the receipt of funds related to new debt and preferred shares issued by the Company in 2002 and net cash provided by operations and deposit liabilities. The yield to maturity on the fixed income portfolio was 4.1% at March 31, 2003 as compared to 6.2% at March 31, 2002.

            At March 31, 2003 and 2002, approximately 60% of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e. assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio (approximately 40%) that could be meaningfully compared to public market indices, the following is a summary of the investment performance for the first quarters of 2003 and 2002:

	Quarter ended March 31, 2003	Quarter ended March 31, 2002

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	1.6%	0.1%
Lehman Aggregate Bond Index	1.4%	0.1%

Relative Performance	0.2%	—

U.S. Investment Grade, Low Duration	1.2%	0.6%
Salomon 1-3 Year Treasury Index	0.6%	0.0%

Relative Performance	0.6%	0.6%

Euro Aggregate, Unhedged	1.6%	(0.3)%
Lehman Euro Aggregate Index	2.0%	(1.5)%

Relative Performance	(0.4)%	1.2%

Pan European, Hedged	3.8%	(1.9)%
Merrill U.K. / Merrill Pan Europe Composite	3.5%	(2.6)%

Relative Performance	0.3%	0.7%

U.K. Sterling, Unhedged	1.8%	0.7%
Merrill U.K. Sterling Broad Index, 1-10 Years	1.8%	0.7%

Relative Performance	-	-

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	5.0%	(1.3)%
Investment Grade / High Yield Composite	3.6%	0.0%

Relative Performance	1.4%	(1.3)%

U.S. High Yield	5.1%	(0.9)%
CS First Boston High Yield Index	6.9%	2.7%

Relative Performance	(1.8)%	(3.6)%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	(1.2)%	(3.8)%
Russell 1000 Growth Index	(1.1)%	(2.6)%

Relative Performance	(0.1)%	(1.2)%

U.S. Large Cap Value Equity	(3.8)%	5.3%
Russell 1000 Value Index	(5.0)%	4.0%

Relative Performance	1.2%	1.3%

U.S. Small Cap Equity	(2.9)%	6.3%
Russell 2000 Index	(4.5)%	3.9%

Relative Performance	1.6%	2.4%

Non-U.S. Equity	(7.4)%	2.2%
MSCI EAFE Index	(8.2)%	0.5%

Relative Performance	0.8%	1.7%

Risk Asset Portfolios — Alternative Investments

Alternative Investments	1.7%	3.1%
Standard and Poor’s 500 Index	(3.1)%	0.3%

Relative Performance	4.8%	2.8%

            Net realized losses on investments in the first quarter of 2003 included net realized gains of $70.4 million from sales of investments and net realized losses of approximately $75.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. The other than temporary decline in value in the first quarter of 2003 was due primarily to declines in the U.S. and non-U.S. equity markets.

            Net realized losses on investments in the first quarter of 2002 included net realized losses of approximately $36.7 million from sales of investments and $69.3 million related to the write-down of securities due to an other than temporary decline in the value of those investments. The other than temporary decline in the first quarter of 2002 was due to a decline in certain of the fixed income and equity markets. There has been a continued general economic decline in the U.S. and elsewhere causing a general rise in corporate defaults and a deterioration in values across various sectors of the investment markets since 2001.

            The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include : (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized.

Net Unrealized Gains and Losses on Investments

            At March 31, 2003, the Company had net unrealized gains on fixed income securities of $397.4 million and net unrealized losses on equities of $54.7 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $84.6 million and $55.2 million respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2003 shows the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

            At March 31, 2003, approximately 1,300 fixed income securities out of a total of approximately 10,300 securities were in an unrealized loss position. The largest unrealized loss in the fixed income portfolio was $2.4 million. Approximately 1,300 equity securities out of a total of approximately 1,800 securities were in an unrealized loss position at March 31, 2003 with the largest individual loss being $2.3 million.

            The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2003 had been in a continual unrealized loss position:

(U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	Amount of unrealized loss at March 31, 2003

Fixed Income and Short-Term	Less than six months	$38,471
	At least 6 months but less than 12 months	28,013
	At least 12 months but less than 2 years	17,043
	At least 2 years but less than 3 years	920
	At least 3 years but less than 4 years	78
	At least 4 years but less than 5 years	39

	Total	$84,564

Equities	Less than six months	$21,898
	At least 6 months but less than 12 months	27,615
	At least 12 months but less than 2 years	4,370
	At least 2 years but less than 3 years	1,274
	At least 3 years but less than 4 years	57

	Total	$55,214

            At March 31, 2003, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)

Maturity profile in years of fixed income securities in a continual unrealized loss position	Amount of unrealized loss at March 31, 2003

Less than 1 year remaining	402
More than 1 and less than 5 years remaining	8,976
More than 5 and less than 10 years remaining	22,057
More than 10 and less than 20 years remaining	11,568
20 years or more remaining	31,046
Mortgage backed securites	10,515

Total	$84,564

            The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 5.1% of the total fixed income portfolio market value at March 31, 2003. These securities have a higher volatility to changes in fair values than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at March 31, 2003, $36.0 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Amount of unrealized loss at March 31, 2003

Less than six months	7,189
At least 6 months but less than 12 months	15,814
At least 12 months but less than 2 years	12,289
At least 2 years but less than 3 years	724

Total	$36,016

            Net realized and unrealized gains on investment derivatives in the first quarter of 2003 result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. In the first quarter of 2002, the Company incurred an unrealized loss of $11.7 million from the decline in fair value of warrants related to one of the Company’s other investments. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk”, for a more detailed analysis.

Other Revenues and Expenses

            The following table sets forth other revenues and expenses for the three months ended March 31, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2003	2002	% Change

Equity in net income of investment affiliates	$26,798	$32,185	(16.7)%
Equity in net (loss) income of insurance and operating affiliates	(41,087)	32	NM
Amortization of intangible assets	375	614	(38.9)%
Corporate operating expenses	33,008	21,413	54.1%
Interest expense	46,140	41,622	10.9%
Minority interest	1,862	2,255	(17.4)%
Income tax expense	20,030	13,954	43.5%

            Equity in net income of investment affiliates decreased in the first quarter of 2003 compared to the first quarter of 2002 due mainly to a decrease in the Company’s share of fees earned by the investment management companies.

            The equity in net loss of insurance and operating affiliates for the quarter ended March 31, 2003 includes an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re. The investment is carried at its fair value of $2.1 million.

            Corporate operating expenses in the first quarter ended March 31, 2003 increased compared to the three months ended March 31, 2002 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, new costs related to the Company’s global branding campaign and increased premiums for Directors and Officers’ insurance purchased by the Company.

            The increase in interest expense primarily reflected a higher accretion charge on the deposit liabilities due to growth in this business. Accretion on the deposit liabilities for the three months ended March 31, 2003 and 2002 were $24.1 million and $13.9 million, respectively. Interest expense relating to notes payable and debt declined from $27.7 million to $22.0 million due to the inclusion of amortization of debt issuance expenses in the first quarter of 2002 related to the issue of the Zero Coupon Convertible Debentures (“CARZ”) and the Liquid Yield Option Notes (“LYONS”)(TM) in 2001. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

            The decrease in minority interest in the first quarter of 2003 as compared to the first quarter of 2002 is due to a decline in the profitability of XL Financial Assurance Ltd. of which 15% is held by a minority shareholder.

            The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations.

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

            The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for express written financial support provided by XL Insurance (Bermuda) Ltd in connection with the Company’s financial guaranty subsidiaries and where other express written guarantee or other financial support arrangements are in place.

            The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business would be adversely affected in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. As measured by Standard & Poor’s, the Company currently has a group rating of “AA”, and its financial guaranty subsidiaries are rated “AAA”. As measured by Moody’s, the Company currently has an “Aa2” and “Aaa” financial strength rating for its principal insurance and reinsurance subsidiaries and financ ial guarantee subsidiaries, respectively. The Company regularly provides financial information to these agencies to both maintain and enhance existing ratings.

            Financial Condition

            At March 31, 2003, total investments available for sale and cash, net of unsettled investment trades, were $20.8 billion compared to $20.2 billion at December 31, 2002. This increase in investment assets related primarily to cash flow generated from operating activities for the quarter of $579.2 million and the receipt of deposit liabilities of $60.2 million. The Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, at March 31, 2003 represented approximately 90.0% of invested assets and were managed by several outside investment management firms. Approximately 95.0% of fixed maturity and short-term investments are investment grade, with 73.7% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA”.

            As a significant portion of the Company’s net premium written incepts in the first quarter of the year, certain assets and liabilities have increased at March 31, 2003 as compared to December 31, 2002. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. For the three months ended March 31, 2003, currency translation adjustment losses were $4.2 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized losses on foreign currency exchange rate movement at Winterthur International and Le Mans Ré, where most operations have a functional currency that is not the U.S. dollar.

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

            Liquidity

            Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. Operational cash flows during the first three months of 2003 increased from the same period of 2002 primarily due to the receipt of general and life premiums, in line with the significant growth in net premiums written. In the three months ended March 31, 2003 and 2002, the net amount of losses paid by the Company for general operations was $667 million and $608 million, respectively. The increase in net paid losses in the first quarter of 2003 is due to growth in operations and $39.1 million of net losses paid related to the September 11 event.

            In the three months ended March 31, 2003, the Company did not make any significant investments in affiliates or other investments.

            Capital Resources

            As at March 31, 2003, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $4.7 billion, of which $1.9 billion in debt was outstanding. In addition, $2.3 billion of letters of credit were outstanding, 6% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

            The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at March 31, 2003:

(U.S. dollars in thousands)

				Payments Due By Period

Notes Payable And Debt	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

364-day revolver	$500,000	$—	2002	$—	$—	$—	$—
7.15% Senior Notes	99,979	99,979	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	597,199	597,199	2012	—	—	—	600,000
Zero Coupon Convertible Debentures (“CARZ”) (1)	629,817	629,817	2021	—	—	—	1,010,833
Liquid Yield Option Notes(TM) (“LYONS”) (1)	302,163	302,163	2021	—	—	—	511,351

Total	$2,384,082	$1,884,158		$—	$100,000	$—	$2,377,184

______________

(1)	“Commitment” and “In Use” data represent March 31, 2003 accreted values. “Payments due by period” represents ultimate redemption values. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption dates. The next “put” date is September 7, 2003 for the LYONs, as described below, and May 23, 2004 for the CARZ. The Company may also choose to “call” the debt from May and September 2004 onwards for the CARZ and LYONS, respectively.

            The total pre-tax interest expense on the borrowings described above was $22.0 million and $27.7 million for the three months ended March 31, 2003 and 2002, respectively.

            The following table presents, as at March 31, 2003, the Company’s letter of credit facilities available, in use and when those facilities are due to expire:

				Amount Of Commitment Expiration Per Period

Other Commercial Commitments	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

Letter of Credit Facilities	$2,863,521	$2,294,226	2003	$2,294,226	$—	$—	$——

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities (as well as the off balance sheet collateral arrangement described below) are principally utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal during the remainder of 2003. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business. The facility was fully utilized at March 31, 2003.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”) and expects to increase these facilities to $500.0 million later in 2003. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company.

            For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

            The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the three months ended March 31, 2003, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock.

Current Outlook

            The Company believes that current premium rate increases and favorable terms and conditions generally will continue through 2004 for most lines of property and casualty business that the Company writes. While cash flow from operations is expected to be strong for the remainder of 2003, lower average yields on the investment portfolio could adversely affect future investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company’s derivative transactions can expose the Company to credit default swap risk, weather and energy risk, investment market risk, and foreign currency exchange rate risk. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with resulting changes in fair value recognized in income in the period in which they occur.

            Value-at-risk (“VaR”) is one of the tools used by management to estimate potential losses in fair values using historical rates, market movements and credit spreads to estimate the volatility and correlation of these factors to calculate the potential loss that could occur over a defined period of time given a certain probability.

            This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements.”

Credit Default Swaps

            The Company has written certain financial guaranty transactions in derivative or swap form. The Company does not actively trade these transactions and generally issues and holds these contracts to maturity. Changes in fair value can result from changes in market credit spreads, supply and demand for similar type instruments, changes in future loss and/or recovery estimates, interest rates and credit rating upgrades or downgrades. The Company therefore is at risk for changes in fair value due to changes in any of the above factors.

Weather and Energy Risk

            The Company offers weather and energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users (which represents the majority of the Company’s weather and energy derivative transactions), the Company also maintains a smaller weather and energy derivatives trading portfolio. The fair values of these transactions are determined using available market data and internal pricing models using consistent statistical methodologies.

            The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended March 31, 2003 were $164.9 million, $154.6 million and $175.6 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended March 31, 2002 were $44.9 million, $25.8 million and $56.3 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal holding portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, as current weather events and patterns have an immaterial effect on expectations for future seasons. Therefore, the Company could greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calcu lation does not exceed $60 million in any one season. Since VaR statistics are estimates based on historical data and market information, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

            For the Company’s energy portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $3.5 million. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level, during the period ended March 31, 2003 were $2.3 million, $2.0 and $2.7 million, respectively. The corresponding amounts during the period ended March 31, 2002 were $0.5 million, $0.2 million and $1.1 million, respectively.

            The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the three months ended March 31, 2003:

(U.S. dollars in thousands)

Three Months Ended March 31, 2003

Fair value of contracts outstanding, beginning of the year	$(6,024)
Option premiums received, net of premiums realized (1)	(110,851)
Reclassification of settled contracts to realized (2)	68,198
Other changes in fair value (3)	(25,947)

Fair value of contracts outstanding, end of period	$(74,624)

______________

(1)	The Company collected $142.7 million of paid premiums and realized $31.8 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $110.9 million.

(2)	The Company paid $68.2 million to settle derivative positions during the quarter resulting in a reclassification of this amount from unrealized to realized and reduces the derivative liability on the balance sheet.

(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $25.9 million on the Company’s derivative positions, primarily attributable to hedges of the positions that realized $31.8 million of premiums.

            The change in the fair value of contracts outstanding at March 31, 2003 as compared to the beginning of the year is primarily due to the increased volume of weather and energy risk management contracts written during the first quarter of 2003.

The following table summarizes the maturity of contracts outstanding as of March 31, 2003:

Source Of Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years	Total Fair Value

Prices actively quoted	$(1,745)	$—	$—	$—	$(1,745)
Prices based on models and other valuation methods	(84,765)	6,715	5,171	—	(72,879)

Total fair value of contracts outstanding	$(86,510)	$6,715	$5,171	$—	$(74,624)

            In managing its weather and energy risk management business, the Company seeks to identify, assess, monitor and manage its market, credit, operational and legal risks in accordance with defined policies and procedures. The Company’s senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks within the operation. Due to the changing nature of the global marketplace, the Company’s risk management policies, procedures and methodologies are constantly evolving and are subject to ongoing review and modification. Market, credit, operational, legal and other risks are inherent in the Company’s weather and energy risk management business and cannot be wholly eliminated despite the Company’s risk manag ement policies, procedures and methodologies.

Investment Market Risk

            The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments, and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies.

            Through the structure of the Company’s investment portfolio, the Company’s earnings are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (eg; changes in the level, slope and curvature of the yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g. changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g. changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings.

            The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the external investment professionals. Additional constraints are agreed with the external investment professionals that may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

            The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, references rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purposes of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-At-Risk

            The VaR of the total investment portfolio at March 31, 2003, based on a 95% confidence level with a one month holding period, was approximately $382.4 million. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $7.0 million. The Company’s investment portfolio VaR as at March 31, 2003 is not necessarily indicative of future VaR levels.

            To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at March, 31 2003, the Company would expect to lose approximately 4.8% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at 31 March 2003, the Company would expect to gain approximately 14.2% of the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Investment Credit Risk

            The Company is exposed to credit risk through its portfolio of debt securities which has historically been a significant exposure in the investment portfolio. As at March 31, 2003, the average credit quality of the Company’s total fixed income portfolio, which includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased, was “AA”.

            The Company’s total fixed income portfolio credit quality breakdown as at March 31, 2003 is shown in the following table:

Rating	Percentage of Total Fixed Income Exposure(1)

AAA	59.7%
AA	14.0%
A	13.5%
BBB	7.8%
BB and Below	5.1%

______________

(1)	Portfolio includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased.

            Individual corporate holdings in the portfolio are diversified, exceeding 1,000 separate issuer exposures. As at March 31, 2003, the top 10 corporate exposures represented approximately 5% of the total fixed income portfolio (excluding operating cash balances) and approximately 15% of the corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Exposures as at March 31, 2003(1)	Percentage of Total Fixed Income Exposure

Citigroup	0.77%
JP Morgan Chase	0.72%
General Electric	0.68%
Ford Motor	0.61%
Credit Suisse Group	0.49%
Morgan Stanley Dean Witter	0.44%
Verizon	0.43%
General Motors	0.42%
Daimler Chrysler	0.42%
American International Group	0.41%

______________

(1)	Corporate exposures include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

Interest Rate and Equity Price Risk

            The Company believes that VaR is an appropriate indicator of the risk of the portfolio, however an immediate 100 basis point adverse shift in global treasury government bond curves would result in a decrease in total return of 5.1% or $780.0 million in the Company’s fixed income portfolio at March 31, 2003. It is unlikely that all global yield curves would shift at the same time. In evaluating the impact of price changes in the equity portfolio, a 10% change in equity prices would affect total return by approximately $53.0 million at March 31, 2003.

            At March 31, 2003, bond and stock index futures outstanding were $221.9 million with underlying investments having a market value of $1.0 billion. Losses of $0.02 million were realized on these contracts for the three months ended March 31, 2003. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

            The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company’s investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At March 31, 2003 and 2002, forward foreign exchange contracts with notional principal amounts totaling $33.1 million and $61.3 million, respectively were outstanding. The fair value of these contracts as at March 31, 2003 and 2002 was $33.8 million and $60.8 million, respe ctively, with an unrealized loss of $0.7 million in 2003 and an unrealized gain of $0.5 million in 2002. For the years ended March 31, 2003 and 2002, realized gains of $3.4 million and realized losses of $0.8 million, respectively, and unrealized losses of $1.2 million and unrealized gains of $0.4 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

            The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At March 31, 2003, the Company had forward contracts outstanding for the purchase of $6.6 million of Euros at fixed rates. The unrealized gain on these contracts at March 31, 2003 was $0.6 million.

            In February 2003, the Company entered into a series of forward exchange contracts to cover approximately 60%, or $110.4 million (£70 million), of the Company’s exposure to a U.K. sterling reinsurance recoverable balance at one of its U.K. based insurance operations. The mark to market value of these contracts was an unrealized gain of $0.8 million at March 31, 2003.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipat e”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

            All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or significant as the Company is currently projecting; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of Winterthur International; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the rece ipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankru ptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rate s and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

(a)   Exhibits

  99.1   XL Capital Assurance Inc. unaudited condensed financial statements for the three month periods ended March 31, 2003 and 2002.

  99.2   XL Financial Assurance Ltd. unaudited condensed financial statements for the three month periods ended March 31, 2003 and 2002.

  99.3   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

None.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: May 15, 2003	/S/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: May 15, 2003	/S/ Jerry de St. Paer

Jerry de St. Paer
Executive Vice President and Chief Financial Officer

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.§§.1350(A) and (B))

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

Dated: May 15, 2003	/S/ BRIAN M. O’HARA
Brian M. O’Hara

President and Chief Executive Officer

CERTIFICATION
OF CHIEF FINANCIAL OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.§§.1350(A) and (B))

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

Dated: May 15, 2003	/S/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer