Form 10-Q/A
period 2003-03-31
XL CAPITAL LTD
filed 2003-06-18
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A amends the Registrant's Form 10-Q for the quarterly period ended March 31, 2003. This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 is being filed solely to eliminate the Registrant's reference to net operating income in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

            The following table presents an after-tax analysis of the Company’s net income available to ordinary shareholders for the three months ended March 31, 2003 and 2002:

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

            To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at March, 31 2003, the Company would expect to lose approximately 4.8% of the portfolio if the most damaging event stress tested was repeated, all other thing s held equal. Given the investment portfolio allocations as at 31 March 2003, the Company would expect to gain approximately 14.2% of the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

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

ITEM 4. CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of filing this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

(a)   Exhibits

  99.1*   XL Capital Assurance Inc. unaudited condensed financial statements for the three month periods ended March 31, 2003 and 2002.

  99.2*   XL Financial Assurance Ltd. unaudited condensed financial statements for the three month periods ended March 31, 2003 and 2002.

  99.3**   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  ____________

    * Previously filed with XL Capital Ltd's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

  ** Filed herewith.

(b)   Reports on Form 8-K

None.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: June 18, 2003	/S/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: June 18, 2003	/S/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.§§.1350(a) and (b))

            I, Brian M. O’Hara, certify that:

            1.   I have reviewed this quarterly report on Form 10-Q/A of XL Capital Ltd;

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

Dated: June 18, 2003	/S/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

CERTIFICATION
OF CHIEF FINANCIAL OFFICER

XL CAPITAL LTD

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(Chapter 63, Title 18 U.S.C.§§.1350(a) and (b))

            I, Jerry de St. Paer, certify that:

            1   I have reviewed this quarterly report on Form 10-Q/A of XL Capital Ltd;

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

Dated: June 18, 2003	/S/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer