Form 10-Q
period 2003-06-30
XL CAPITAL LTD
filed 2003-08-15
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

             As of August 11, 2003, there were 137,153,902 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at June 30, 2003 and December 31, 2002 (Unaudited)	3

	Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002 (Unaudited) and the Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2003 and 2002 (Unaudited) and for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	54

	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 6.	Exhibits and Reports on Form 8-K	56

Signatures		58

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	(unaudited) June 30, 2003	December 31, 2002

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2003, $16,016,107; 2002, $14,118,527)	$16,697,815	$14,482,647
Equity securities, at fair value (cost: 2003, $529,512; 2002, $661,377)	549,810	575,010
Short-term investments, at fair value (amortized cost: 2003, $1,040,023; 2002, $1,001,179)	1,040,934	1,002,076

Total investments available for sale	18,288,559	16,059,733
Investments in affiliates	1,809,643	1,750,005
Other investments	164,562	146,061

Total investments	20,262,764	17,955,799
Cash and cash equivalents	3,007,127	3,557,815
Accrued investment income	266,348	226,862
Deferred acquisition costs	827,837	688,281
Prepaid reinsurance premiums	1,149,308	957,036
Premiums receivable	4,521,393	3,592,713
Reinsurance balances receivable	1,220,822	1,239,970
Unpaid losses and loss expenses recoverable	5,631,248	5,012,655
Goodwill and other intangible assets	1,655,352	1,653,700
Deferred tax asset, net	295,431	320,624
Other assets	329,899	441,914

Total assets	$39,167,529	$35,647,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$14,748,209	$13,202,736
Deposit liabilities	3,125,060	2,410,258
Future policy benefit reserves	2,655,427	2,479,738
Unearned premiums	5,199,263	4,028,299
Notes payable and debt	1,890,398	1,877,957
Reinsurance balances payable	1,677,749	1,924,150
Net payable for investments purchased	710,120	1,546,276
Other liabilities	1,539,087	1,551,443
Minority interest	56,896	56,923

Total liabilities	$31,602,209	$29,077,780

Commitments and Contingencies
See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(unaudited) June 30, 2003	December 31, 2002

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2003, 9,200,000; 2002, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01, issued and outstanding: 2003, 11,500,000; 2002, 11,500,000	115	115
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2003, 137,124,895; 2002, 136,063,184	1,371	1,360
Contributed surplus	4,044,651	3,979,979
Accumulated other comprehensive income	684,834	184,814
Deferred compensation	(56,131)	(31,282)
Retained earnings	2,890,388	2,434,511

Total shareholders’ equity	$7,565,320	$6,569,589

Total liabilities and shareholders’ equity	$39,167,529	$35,647,369

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Net premiums earned	$1,575,809	$1,057,541	$3,127,440	$2,122,256
Net investment income	190,551	174,743	382,455	345,870
Net realized gains (losses) on investments	93,687	(110,002)	89,024	(216,022)
Net realized and unrealized (losses) gains on derivative instruments	(12,257)	(5,134)	2,236	(14,610)
Equity in net income of investment affiliates	34,306	7,931	61,104	40,116
Fee income and other	9,792	20,459	22,069	28,408

Total revenues	$1,891,888	$1,145,538	$3,684,328	$2,306,018

Expenses:
Net losses and loss expenses incurred	$937,575	$822,097	$1,822,829	$1,464,395
Claims and policy benefits	83,225	18,816	202,783	66,579
Acquisition costs	298,550	174,260	538,862	359,992
Operating expenses	193,908	180,906	384,427	326,051
Exchange gains	(23,352)	(23,206)	(26,054)	(31,570)
Interest expense	46,282	40,139	92,422	81,761
Amortization of intangible assets	375	11	750	625

Total expenses	$1,536,563	$1,213,023	$3,016,019	$2,267,833

Income (loss) before minority interest, income tax and equity in net (income) loss of insurance and financial affiliates	$355,325	$(67,485)	$668,309	$38,185
Minority interest in net income of subsidiary	3,166	1,779	5,028	4,034
Income tax	11,009	22,900	31,039	36,854
Equity in net (income) loss of insurance and financial affiliates	(16,522)	(416)	24,565	(448)

Net income (loss)	357,672	(91,748)	607,677	(2,255)
Preference share dividends	(10,013)	—	(20,161)	—

Net income available to ordinary shareholders	$347,659	$(91,748)	$587,516	$(2,255)

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	136,791	135,662	136,527	135,431

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	138,634	135,662	138,084	135,431

Earnings per ordinary share and ordinary share equivalent — basic	$2.54	$(0.68)	$4.30	$(0.02)

Earnings per ordinary share and ordinary share equivalent — diluted	$2.51	$(0.68)	$4.25	$(0.02)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars and shares in thousands)

	(Unaudited)		(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$357,672	$(91,748)	$607,677	$(2,255)
Change in net unrealized appreciation of investments, net of tax	343,748	68,848	408,974	(35,466)
Foreign currency translation adjustments, net	95,225	(1,649)	91,046	55,428

Comprehensive income (loss)	$796,645	$(24,549)	$1,107,697	$17,707

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,

	2003	2002

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$207	$—
Issue of shares	—	—

Balance—end of period	$207	$—

Class A Ordinary Shares:
Balance—beginning of year	$1,360	$1,347
Issue of shares	5	2
Exercise of stock options	6	9
Repurchase of shares	—	—

Balance—end of period	$1,371	$1,358

Contributed Surplus:
Balance—beginning of year	$3,979,979	$3,378,549
Issue of shares	33,011	18,219
Stock option expense	2,088	—
Exercise of stock options	29,573	43,100

Balance—end of period	$4,044,651	$3,439,868

Accumulated Other Comprehensive Income (Loss):
Balance—beginning of year	$184,814	$(213,013)
Net change in unrealized gains on investment portfolio, net of tax	411,433	(34,309)
Net change in unrealized gains on investment portfolio of affiliates	(2,459)	(1,157)
Currency translation adjustments	91,046	55,428

Balance—end of period	$684,834	$(193,051)

Deferred Compensation:
Balance—beginning of year	$(31,282)	$(27,177)
Issue of restricted shares	(33,078)	(17,736)
Amortization	8,229	6,875

Balance—end of period	$(56,131)	$(38,038)

Retained Earnings:
Balance—beginning of year	$2,434,511	$2,297,478
Net income (loss)	607,677	(2,255)
Dividends on Series A and B preference ordinary shares	(20,161)	—
Dividends on Class A ordinary shares	(131,398)	(128,255)
Repurchase of ordinary shares	(241)	(1,574)

Balance—end of period	$2,890,388	$2,165,394

Total Shareholders’ Equity	$7,565,320	$5,375,531

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002

Cash flows provided by operating activities:
Net income (loss)	$607,677	$(2,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(89,024)	216,022
Net realized and unrealized (gains) losses on derivative instruments	(2,236)	14,610
Amortization of premiums (discounts) on fixed maturities	10,325	(13,872)
Equity in net loss (income) of investment, insurance and financial affiliates	(36,539)	(40,564)
Amortization of deferred compensation	8,229	6,875
Accretion of deposit liabilities	48,654	28,395
Unpaid losses and loss expenses	1,545,473	32,438
Unearned premiums	1,170,964	1,393,714
Premiums receivable	(928,680)	(1,142,645)
Unpaid losses and loss expenses recoverable	(618,593)	(390,789)
Prepaid reinsurance premiums	(192,272)	(169,155)
Reinsurance balances receivable	19,148	(139,317)
Deferred acquisition costs	(139,556)	(237,219)
Reinsurance balances payable	(246,401)	(286,548)
Deferred tax asset	25,193	33,111
Other assets	107,563	5,995
Other	235,978	122,058

Total adjustments	918,226	566,891

Net cash provided by operating activities	1,525,903	564,636

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	14,044,006	21,348,349
Proceeds from redemption of fixed maturities and short-term investments	8,918,014	1,601,993
Proceeds from sale of equity securities	772,434	478,070
Purchases of fixed maturities and short-term investments	(25,919,805)	(23,478,748)
Purchases of equity securities	(416,356)	(281,549)
Investments in affiliates, net of dividends received	(21,861)	(284,315)
Acquisition of subsidiaries, net of cash acquired	—	(32,197)
Other investments	(2,880)	14,492
Fixed assets and other	—	(1,252)

Net cash used in investing activities	(2,626,448)	(635,157)
Cash flows provided by financing activities:
Proceeds from exercise of stock options	29,579	43,109
Repurchase of shares	(240)	(1,575)
Dividends paid	(151,559)	(128,255)
Proceeds from notes payable and debt	—	596,814
Repayment of notes payable and debt	—	(350,000)
Deposit liabilities	672,633	324,877

Net cash provided by financing activities	550,413	484,970
Effects of exchange rate changes on foreign currency cash	(556)	444

(Decrease) increase in cash and cash equivalents	(550,688)	414,893
Cash and cash equivalents — beginning of period	$3,557,815	$1,863,861

Cash and cash equivalents — end of period	$3,007,127	$2,278,754

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

            To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from these changes in presentation.

            Unless the context otherwise indicates, references herein to the Company include XL Capital Ltd and its consolidated subsidiaries.

2.   Accounting Pronouncements

            In December 2002, the Financial Accounting Statements Board (“FASB”) issued FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss) available to ordinary shareholders—as reported	$347,659	$(91,748)	$587,516	$ (2,255)
Add: Stock based employee compensation expense included in reported net income, net of related tax	1,288	—	2,088	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,397)	(16,052)	(25,687)	(26,413)

Pro forma net income (loss) available to ordinary shareholders	$ 334,550	$(107,800)	$563,917	$ (28,668)

Earnings (loss) per ordinary share:
Basic — as reported	$2.54	$(0.68)	$4.30	$ (0.02)
Basic — pro forma	$2.45	$(0.79)	$4.13	$ (0.21)
Diluted — as reported	$2.51	$(0.68)	$4.25	$ (0.02)
Diluted — pro forma	$2.41	$(0.79)	$4.08	$ (0.21)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

2.   Accounting Pronouncements (continued)

            In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 also clarifies the types of financial guarantee contracts that are included in the scope exception of FAS 133 and the characteristics of a derivative that contains financing components. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The provisions that relate to forward purchases or sales of “when issued” securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

            In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variabl e interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Based on structures and contracts currently in place, the effect of adoption of this standard on the Company’s financial condition would be an increase in both assets and liabilities of approximately $1.7 billion. Management is pursuing alternatives with regard to restructuring these variable interest entities.

            In April 2003, the FASB cleared Derivative Implementation Guidance Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures Than Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”(“Issue B36”). The accounting guidance states that modified coinsurance arrangements, in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, contain an embedded derivative feature that will require bifurcation. Companies that have ceded insurance under existing modified coinsurance arrangements may reclassify the related securities from the held-to-maturity and available-for-sale categories into the trading category on the date the guidance is initially applied. This guidance i s effective for the periods beginning after September 15, 2003. The Company is currently evaluating the effects of implementing Issue B36, however, the Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

            In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which provides guidance on accounting and reporting by insurance enterprises for certain non-traditional long duration contracts and for separate accounts. The provisions of this SOP 03-1 are effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently evaluating the effects of implementing SOP 03-1; however, the Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

3.   Segment Information

            The Company is organized into three operating segments — insurance, reinsurance and financial products and services — in addition to a corporate segment that includes the general investment and financing operations of the Company.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

General, life and annuity and financial operations are disclosed separately by segment. General operations include property and casualty lines of business.

            The Company evaluates the performance of each segment based on underwriting results for general operations, net income from life and annuity operations and contribution from financial operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and annuity and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life and annuity operations and contribution from financial operations, respectively.

            Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

            The following is an analysis of results by segment together with a reconciliation to net income:

Quarter Ended June 30, 2003:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$870,079	$599,441	$—	$1,469,520
Fee income and other	1,569	6,343	—	7,912
Net losses and loss expenses	551,923	376,832	—	928,755
Acquisition costs	143,829	141,566	—	285,395
Operating expenses (1)	104,697	36,694	—	141,391
Exchange gains	(6,949)	(13,083)	—	(20,032)

Underwriting profit	$78,148	$63,775	$—	$141,923

Life and Annuity Operations:
Life premiums earned	$—	$56,605	$13,877	$70,482
Fee income and other	—	—	29	29
Claims and policy benefits	—	73,064	10,161	83,225
Acquisition costs	—	6,916	403	7,319
Operating expenses (1)	—	1,956	1,658	3,614
Exchange gains	—	(3,320)	—	(3,320)
Net investment income	—	33,596	6,638	40,234
Interest expense (2)	—	—	2,791	2,791

Net income from life and annuity operations	$—	$11,585	$5,531	$17,116

Financial Operations:
Net premiums earned			$35,807	$35,807
Fee income and other			1,851	1,851
Net losses and loss expenses			8,820	8,820
Acquisition costs			5,836	5,836
Operating expenses (1)			9,019	9,019

Underwriting profit			$13,983	$13,983

Investment income — financial guarantee			$5,229	$5,229
Net realized and unrealized gains on weather and energy derivatives			5,223	5,223
Operating expenses — weather and energy (1)			5,239	5,239
Equity in net income of financial affiliates			16,658	16,658
Minority interest			3,228	3,228

Contribution from financial operations			$32,626	$32,626

______________

See footnotes on following page.

  XL CAPITAL LTD
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (U.S. dollars in thousands, except ratios)

3.   Segment Information (continued)

Quarter Ended June 30, 2003 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$145,088
Net realized and unrealized gains on investments and derivative instruments (3)				76,207
Equity in net income of investment and insurance affiliates				34,170
Interest expense (2)				43,491
Amortization of intangible assets				375
Corporate operating expenses (1)				34,645
Minority interest				(62)
Income tax				11,009

Net Income				$357,672

General Operations:
Loss and loss expense ratio (4)	63.4%	62.9%		63.2%
Underwriting expense ratio (4)	28.6%	29.7%		29.0%

Combined ratio (4)	92.0%	92.6%		92.2%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Interest expense excludes interest expense related to financial operations shown separately.

(3)	This includes net realized gains on investments of $93.7 million, net realized and unrealized gains on investment derivatives of $3.9 million and net unrealized losses on credit derivatives of $21.4 million.

(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

  XL CAPITAL LTD
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (U.S. dollars in thousands, except ratios)

3.   Segment Information (continued)

Quarter Ended June 30, 2002:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$540,931	$495,300	$—	$1,036,231
Fee income and other	10,886	8,506	—	19,392
Net losses and loss expenses	394,590	427,561	—	822,151
Acquisition costs	67,644	100,295	—	167,939
Operating expenses (1)	111,241	31,021	—	142,262
Exchange gains	(22,181)	(1,025)	—	(23,206)

Underwriting profit (loss)	$523	$(54,046)	$—	$(53,523)

Life and Annuity Operations:
Life premiums earned	$—	$10,497	$—	$10,497
Fee income and other	—	—	—	—
Claims and policy benefits	—	18,816	—	18,816
Acquisition costs	—	1,276	—	1,276
Operating expenses (1)	—	1,191	—	1,191
Net investment income	—	16,825	—	16,825

Net income from life and annuity operations	$—	$6,039	$—	$6,039

Financial Operations:
Net premiums earned			$10,813	$10,813
Fee income and other			1,067	1,067
Net losses and loss expenses			(54)	(54)
Acquisition costs			5,045	5,045
Operating expenses (1)			7,941	7,941

Underwriting loss			$(1,052)	$(1,052)

Investment income — financial guarantee			$6,365	$6,365
Net realized and unrealized gains on weather and energy derivatives.			2,993	2,993
Operating expenses — weather and energy (1)			3,947	3,947
Equity in net income of financial affiliates			416	416
Minority interest			1,684	1,684

Contribution from financial operations			$3,091	$3,091

______________

See footnotes on following page.

  XL CAPITAL LTD
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (U.S. dollars in thousands, except ratios)

3.   Segment Information (continued)

Quarter Ended June 30, 2002 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$151,553
Net realized and unrealized (loss) on investments and derivative instruments (2)				(118,129)
Equity in net income of investment and insurance affiliates				7,931
Interest expense				40,139
Amortization of intangible assets				11
Corporate operating expenses (1)				25,565
Minority interest				95
Income tax				22,900

Net Loss				$(91,748)

General Operations:
Loss and loss expense ratio (3)	72.9%	86.3%		79.3%
Underwriting expense ratio (3)	33.1%	26.5%		29.9%

Combined ratio (3)	106.0%	112.8%		109.2%

______________

(1)	Operating expenses exclude corporate operating expenses, which are shown separately.

(2)	This includes net realized losses on investments of $110.0 million, net realized and unrealized gains on investment derivatives of $2.0 million and net unrealized losses on credit derivatives of $10.1 million.

(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Six Months Ended June 30, 2003:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,751,306	$1,150,101	$—	$2,901,407
Fee income and other	3,717	17,793	—	21,510
Net losses and loss expenses	1,073,208	727,338	—	1,800,546
Acquisition costs	268,279	246,215	—	514,494
Operating expenses (1)	202,793	71,254	—	274,047
Exchange losses (gains)	768	(23,208)	—	(22,440)

Underwriting profit	$209,975	$146,295	$—	$356,270

Life and Annuity Operations:
Life premiums earned	$—	$139,842	$23,411	$163,253
Fee income and other	—	—	50	50
Claims and policy benefits	—	183,536	19,247	202,783
Acquisition costs	—	13,869	1,460	15,329
Operating expenses (1)	—	4,221	4,091	8,312
Exchange gains	—	(3,614)	—	(3,614)
Net investment income	—	65,144	12,549	77,693
Interest expense (2)	—	—	4,927	4,927

Net income from life and annuity operations	$—	$6,974	$6,285	$13,259

Financial Operations:
Net premiums earned			$62,780	$62,780
Fee income and other			509	509
Net losses and loss expenses			22,283	22,283
Acquisition costs			9,039	9,039
Operating expenses (1)			22,306	22,306

Underwriting profit			$9,661	$9,661

Investment income — financial guarantee			$10,673	$10,673
Net realized and unrealized gains on weather and energy derivatives			15,633	15,633
Operating expenses — weather and energy (1) activities (1)			10,810	10,810
Equity in net income of financial affiliates			17,176	17,176
Minority interest			5,298	5,298

Contribution from financial operations			$37,035	$37,035

______________

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

Six Months Ended June 30, 2003 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$294,089
Net realized and unrealized gains on investments and derivative instruments (3)				75,627
Equity in net income of investment and insurance affiliates				19,364
Interest expense (2)				87,495
Amortization of intangible assets				750
Corporate operating expenses (1)				68,953
Minority interest				(270)
Income tax				31,039

Net Income				$607,677

General Operations:
Loss and loss expense ratio (4)	61.3%	63.2%		62.1%
Underwriting expense ratio (4)	26.9%	27.6%		27.1%

Combined ratio (4)	88.2%	90.8%		89.2%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Interest expense excludes interest expense related to financial operations shown separately.

(3)	This includes net realized gains on investments of $89.0 million, net realized and unrealized gains on investment derivatives of $8.5 million and net unrealized losses on credit derivatives of $21.9 million.

(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

  XL CAPITAL LTD
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (U.S. dollars in thousands)

3.   Segment Information (continued)

Six Months Ended June 30, 2002:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,130,732	$916,467	$—	$2,047,199
Fee income and other	17,431	9,405	—	26,836
Net losses and loss expenses	769,176	692,193	—	1,461,369
Acquisition costs	159,609	192,509	—	352,118
Operating expenses (1)	200,214	49,707	—	249,921
Exchange gains	(24,293)	(7,277)	—	(31,570)

Underwriting profit (loss)	$43,457	$(1,260)	$—	$42,197

Life and Annuity Operations:
Life premiums earned	$—	$49,690	$—	$49,690
Fee income and other	—	2	—	2
Claims and policy benefits	—	66,579	—	66,579
Acquisition costs	—	1,871	—	1,871
Operating expenses	—	2,274	—	2,274
Net investment income	—	32,343	—	32,343

Net income from life and annuity operations	$—	$11,311	$—	$11,311

Financial Operations:
Net premiums earned			$25,367	$25,367
Fee income and other			1,570	1,570
Net losses and loss expenses			3,026	3,026
Acquisition costs			6,003	6,003
Operating expenses (1)			19,349	19,349

Underwriting loss			$(1,441)	$(1,441)

Investment income — financial guarantee			$12,620	$12,620
Net realized and unrealized gains on weather and energy derivatives.			3,912	3,912
Operating expenses — weather and energy (1)			7,079	7,079
Equity in net income of financial affiliates			2,488	2,488
Minority interest			4,135	4,135

Contribution from financial operations			$6,365	$6,365

______________

See footnotes on following page.

  XL CAPITAL LTD
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (U.S. dollars in thousands)

3.   Segment Information (continued)

Six Months Ended June 30, 2002 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$300,907
Net realized and unrealized losses on investments and derivative instruments (2)				(234,544)
Equity in net income of investment and insurance affiliates				38,076
Interest expense				81,761
Amortization of intangible assets				625
Corporate operating expenses (1)				47,428
Minority interest				(101)
Income tax				36,854

Net Loss				$(2,255)

General Operations:
Loss and loss expense ratio (3)	68.0%	75.5%		71.4%
Underwriting expense ratio (3)	31.8%	26.5%		29.4%

Combined ratio (3)	99.8%	102.0%		100.8%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	This includes net realized losses on investments of $216.0 million, net realized and unrealized losses on investment derivatives of $9.8 million and net unrealized losses on credit derivatives of $8.8 million.

(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

            The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Quarter Ended June 30, 2003:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$693,358	$471,452	$464,193
Casualty reinsurance	243,504	206,553	234,940
Property catastrophe	46,095	49,983	54,503
Other property	406,916	309,048	299,084
Marine, energy, aviation and satellite	281,325	239,775	284,911
Accident and health	23,941	20,025	24,496
Other insurance (1)	82,714	42,639	42,792
Other reinsurance (1)	77,185	64,238	64,601

Total general operations	1,855,038	1,403,713	1,469,520
Financial Operations	106,266	104,466	35,807
Life and Annuity Operations	75,889	63,703	70,482

Total	$2,037,193	$1,571,882	$1,575,809

Quarter Ended June 30, 2002 (2) :

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$464,305	$313,608	$242,592
Casualty reinsurance	206,110	200,456	198,982
Property catastrophe	64,740	47,018	53,574
Other property	331,755	230,264	229,123
Marine, energy, aviation and satellite	240,402	183,022	144,955
Accident and health (3)	(34,073)	(34,815)	53,376
Other insurance (1)	137,344	94,236	91,857
Other reinsurance (1)	31,858	19,908	21,772

Total general operations	1,442,441	1,053,697	1,036,231
Financial Operations	75,848	73,434	10,813
Life and Annuity Operations	19,968	11,529	10,497

Total	$1,538,257	$1,138,660	$1,057,541

______________

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.   Segment Information (continued)

            The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Six Months Ended June 30, 2003:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$1,468,490	$1,046,068	$901,760
Casualty reinsurance	779,228	681,850	454,618
Property catastrophe	242,983	232,740	113,039
Other property	1,030,911	753,254	633,341
Marine, energy, aviation and satellite	758,805	601,449	513,112
Accident and health	73,887	65,981	48,827
Other insurance (1)	197,078	126,018	131,366
Other reinsurance (1)	294,705	244,128	105,345

Total general operations	4,846,087	3,751,488	2,901,407
Financial Operations	151,032	148,462	62,780
Life and Annuity Operations	187,213	161,016	163,253

Total	$5,184,332	$4,060,966	$3,127,440

Six Months Ended June 30, 2002 (2):

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$1,071,801	$781,797	$534,490
Casualty reinsurance	656,439	576,898	358,827
Property catastrophe	262,486	224,420	113,899
Other property	962,054	642,121	472,032
Marine, energy, aviation and satellite	607,239	410,481	281,938
Accident and health (3)	97,111	74,691	67,194
Other insurance (1)	361,121	316,253	168,913
Other reinsurance (1)	164,065	125,259	49,906

Total general operations	4,182,316	3,151,920	2,047,199
Financial Operations	102,121	97,096	25,367
Life and Annuity Operations	58,496	48,497	49,690

Total	$4,342,933	$3,297,513	$2,122,256

______________

(1)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

(2)	Certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current year presentation.

(3)	Accident and health business originally included in the acquisition of Winterthur International was written and earned commencing July 1, 2001. During the three months ended June 30, 2002, the Company sold the remaining unearned premium related to the business, totaling $49.0 million, back to Winterthur Swiss Insurance Company. This was accounted for as return premium.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

4.   Notes Payable and Debt and Financing Arrangements

            The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business and this facility was subsequently increased to $200.0 million in June 2003. $100 million of this capacity was utilized at June 30, 2003, and $200.0 million was utilized at August 8, 2003.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2007, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the credit facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

            In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion.

            In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500 million. This transaction also includes an insurance trust that provides the Company’s cedants with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company.

            For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

5.    Exposures under Guaranties

            The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract.

            The net outstanding exposure as at June 30, 2003 of financial guaranty aggregate insured portfolios was $43.3 billion, which includes credit derivative exposures of $10.1 billion. The carrying value for these credit derivatives was a net liability of $128.0 million at June 30, 2003.

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

            The following table summarizes the net realized and unrealized (losses) gains on derivative instruments included in net income for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Credit derivatives	$(21,363)	$(10,124)	$(21,930)	$(8,768)
Weather and energy risk management derivatives	5,223	2,993	15,633	3,912
Investment derivatives	3,883	1,997	8,533	(9,754)

Net realized and unrealized (losses) gains on derivatives	$(12,257)	$(5,134)	$2,236	$(14,610)

7.   XL Capital Finance (Europe) plc

            XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $2.5 billion as of December 31, 2002.

8.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Basic earnings (loss) per ordinary share:
Net income (loss)	$357,672	$(91,748)	$607,677	$(2,255)
Less: preference share dividends	(10,013)	—	(20,161)	—

Net income (loss) available to ordinary shareholders	$347,659	$(91,748)	$587,516	$(2,255)

Weighted average ordinary shares outstanding	136,791	135,662	136,527	135,431
Basic earnings (loss) per ordinary share	$2.54	$(0.68)	$4.30	$(0.02)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands except share and per share amounts)

8.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (continued)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Diluted earnings per ordinary share:
Net income (loss)	$357,672	$(91,748)	$607,677	$(2,255)
Less: preference share dividends	(10,013)	—	(20,161)	—

Net income (loss) available to ordinary shareholders	$347,659	$(91,748)	$587,516	$(2,255)

Weighted average ordinary shares outstanding— basic	136,791	135,662	136,527	135,431
Average stock options outstanding (1)	1,843	—	1,557	—

Weighted average ordinary shares outstanding— diluted	138,634	135,662	138,084	135,431

Diluted earnings (loss) per ordinary share	$2.51	$(0.68)	$4.25	$(0.02)

Dividends per ordinary share	$0.48	$0.47	$0.96	$0.94

______________

(1)	Net of shares repurchased under the treasury stock method.

            Future weighted average number of shares outstanding may be affected by the convertible debt issued by the Company during 2001. Due to the contingent nature of the conversion features of the debt, there was no effect on diluted earnings per share for the three and six months ended June 30, 2003 and June 30, 2002.

9.   Annuity and Life Re (Holdings), Ltd.

            The Company recognized an other than temporary decline in the value of its investment in Annuity & Life Re (Holdings) Ltd., an insurance affiliate, of $40.9 million in the quarter ended March 31, 2003. The investment was written down to its fair value of $2.1 million as at March 31, 2003. There was no decline in the fair value between March 31, 2003 and June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002
(U.S. dollars in thousands, except per share amounts)

General

            The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s financial condition and results of operations.

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

Results of Operations

            The following table presents a summary of the Company’s net income (loss) available to ordinary shareholders for the three months ended June 30, 2003 and 2002:

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30

	2003	2002

Net income (loss) available to ordinary shareholders	$347,659	$(91,748)

Earnings (loss) per ordinary share — basic	$2.54	$(0.68)
Earnings (loss) per ordinary share — diluted	$2.51	$(0.68)
Weighted average number of ordinary shares and ordinary share equivalents — basic	136,791	135,662

Weighted average number of ordinary shares and ordinary share equivalents — diluted	138,634	135,662

            Net income available to ordinary shareholders increased significantly in the second quarter of 2003 compared to the second quarter of 2002 primarily due to two factors. First, there was an increase in the underwriting profit from the Company’s general insurance and reinsurance operations from a loss of $53.5 million in the second quarter of 2002 to $141.9 million in the second quarter of 2003. This increase in underwriting profit was mainly the result of additional loss reserves of $200.0 million relating to the September 11 event recorded in the second quarter of 2002 and growth in net premium earned in the second quarter of 2003 from pricing increases in renewal and new business written. This is discussed further in each of the segments below. Second, in the quarter ended June 30, 2003, net realized gains on investments were $93.7 million compared to net realized losses on investments of $110.0 million in the prior year’s quarter. Net realized losses in the quarter ended June 30, 2002 included approximately $92.5 million of realized losses related to certain fixed income securities in the telecommunications sector.

Segments

Insurance Operations

            General insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, integrated risk and primary property and liability coverages. Specialty lines products include directors and officers liability insurance, environmental liability insurance, political risk insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance, surety, marine and energy insurance, specie, bloodstock and other insurance covers including program business. No life insurance business has been written in this segment. A large part of the Company’s casualty insurance business written has loss experience that is low frequency and high severity. As a result, large losses, though infrequent, can have a signifi cant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by using strict underwriting guidelines and various reinsurance arrangements.

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,

	2003	2002	% Change

Net premiums earned	$870,079	$540,931	60.8%
Fee income and other	1,569	10,886	(85.6)%
Net losses and loss expenses	551,923	394,590	39.9%
Acquisition costs	143,829	67,644	112.6%
Operating expenses	104,697	111,241	(5.9)%
Exchange gains	(6,949)	(22,181)	(68.7)%

Underwriting profit	$78,148	$523	NM

*	NM — Not Meaningful

            Net premiums earned increased in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 primarily due to growth in net premiums written from significant pricing increases, new business written and increased net retentions. The largest pricing increases in 2003 were in the professional liability, other casualty and aviation lines of business. Casualty insurance net premiums earned increased from $242.6 million in the second quarter of 2002 to $464.2 million in the second quarter of 2003. Aviation and satellite insurance net premiums earned increased from $74.3 million in the second quarter of 2002 to $178.9 million in the second quarter of 2003. Growth in net premiums earned in the second quarter of 2003 from 2002 was partially offset by a reduction in net premiums written and earned related to the non-renewal of certain selected portfolios and the restructuring of certain Lloyd’s portfolios.

            Fee income and other declined in the second quarter of 2003 as compared to the second quarter of 2002 primarily due to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies that were discontinued at the end of 2002.

            The net exchange gains in the quarters ended June 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily U.K. Sterling and euros, in those operations that transact in multiple currencies. In comparison to the second quarter of 2002, the gain was partially reduced by a hedge put in place by the Company in February 2003 to cover part of its exposure to a U.K. Sterling reinsurance recoverable balance.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30

	2003	2002

Loss and loss expense ratio	63.4%	72.9%
Underwriting expense ratio	28.6%	33.1%

Combined ratio	92.0%	106.0%

            The loss and loss expense ratio decreased in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 primarily due to the negative impact on the 2002 loss and loss expense ratio related to a $73 million September 11 event reserve strengthening in the quarter ended June 30, 2002. Excluding the effect of the September 11 event reserve strengthening, the loss and loss expense ratio increased from 59.5% to 63.4% primarily due to losses from the U.S. tornadoes in the second quarter of 2003. This increase was partially offset by the benefits of premium rate increases and improved terms and conditions the Company has experienced since the September 11 event.

            The underwriting expense ratio was lower in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 due to a lower operational expense ratio which was partially offset by a higher acquisition expense ratio. The reduction in the operational expense ratio (12.0% for the quarter ended June 30, 2003 as compared to 20.6% in the quarter ended June 30, 2002) is due primarily to the growth in net premiums earned in the quarter ended June 30, 2003. Operating expenses generally do not change in direct proportion to changes in net premiums earned. In addition, operating expenses decreased by 5.9% due in part to lower consulting fees at XL Global Risk (formerly Winterthur International) associated with its restructuring. The increase in the acquisition expense ratio (16.6% in the quarter ended June 30, 2003 as compared to 12.5% in the quarter ended June 30, 2002) was primarily due to a change in the mix of business being earned. In addition, last year’s acquisition expense ratio benefited from a decrease of approximately $9.7 million in acquisition expenses related to the purchase accounting treatment of deferred acquisition costs related to the acquired Winterthur International operations.

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

            The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002	% Change

Net premiums earned	$599,441	$495,300	21.0%
Fee income and other	6,343	8,506	(25.4)%
Net losses and loss expenses	376,832	427,561	(11.9)%
Acquisition costs	141,566	100,295	41.1%
Operating expenses	36,694	31,021	18.3%
Exchange gains	(13,083)	(1,025)	NM

Underwriting profit (loss)	$63,775	$(54,046)	NM

            Net premiums earned in the second quarter of 2003 increased 21.0% compared to the second quarter of 2002 primarily due to growth in business written in 2003 and 2002. Growth in business written is mainly due to pricing increases and new business written. Growth related primarily to the casualty lines and international property lines. Casualty reinsurance net premiums earned increased from $199.0 million in the second quarter of 2002 to $234.9 million in the second quarter of 2003. U.S. property rates were generally unchanged as compared to the second quarter of 2002.

            Fee income and other decreased in the second quarter of 2003, due to a decline in fees earned on a deposit liability contract. Fee income and other is expected to decline in future periods as earning patterns are due to contractual terms and conditions.

            The net exchange gains in the quarters ended June 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily the Euro and the Brazilian Real, in those operations that transact in multiple currencies. The increase in the net exchange gain in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 is due primarily to the relative amount of the exchange rate decline of the U.S. dollar against these currencies.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30

	2003	2002

Loss and loss expense ratio	62.9%	86.3%
Underwriting expense ratio	29.7%	26.5%

Combined ratio	92.6%	112.8%

            There were no significant catastrophic losses affecting the Company in the second quarter of 2003. The decrease in the loss and loss expense ratio in the quarter ended June 30, 2003 compared to the same quarter of 2002 primarily reflects the inclusion of loss reserves of $127 million in the prior year for the September 11 event. Excluding the effect of the additional loss reserves related to the September 11 event, the loss ratio increased from 60.7% to 62.9% primarily as a result of the U.S. tornadoes in the second quarter of 2003.

            The increase in the underwriting expense ratio in the second quarter of 2003 as compared to the second quarter of 2002 is primarily due to an increase in the acquisition expense ratio to 23.6% as compared to 20.2% in the second quarter of 2002. This increase reflects an increase in profit commissions and a change in business mix, reflecting the growth in certain lines mentioned above.

Reinsurance — Life and Annuity Operations

            Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

            Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related policy benefit reserves is included in claims and policy benefit reserves.

            The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002	% Change

Net premiums earned	$56,605	$10,497	NM
Claims and policy benefits	73,064	18,816	NM
Acquisition costs	6,916	1,276	NM
Operating expenses	1,956	1,191	64.2%
Exchange gains	(3,320)	—	NM
Net investment income	33,596	16,825	99.7%

Net income from life and annuity operations	$11,585	$6,039	91.8%

            All of the above items increased in the second quarter of 2003 as compared to 2002 primarily as a result of new annuity business and term life business written and earned in the quarter as the Company continues to expand its life reinsurance operations in Europe.

            Claims and policy benefits include the accretion of policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract. Net investment income earned on these assets is included above in the calculation of net income from life and annuity operations. Claims and policy benefits in the quarter ended June 30, 2003 also included a benefit of approximately $7.0 million for business written by the Company’s subsidiary, Le Mans Ré. Acquisition costs have increased by a similar percentage to the increase in net premiums earned in the second quarter of 2003 as compared to 2002.

Financial Products and Services — Financial Operations

            Financial products and services business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance, municipal reinvestment contracts and funding agreements, customized or tailored financial solutions and weather and energy risk management products. Each of these transactions is tailored to the specific needs of the insured or user.

            Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or upfront. Guaranties written in credit derivative form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

            The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. The Company attempts to hedge a significant portion of these risks written within the capital markets.

            Financial affiliates includes the Company’s 20% ownership in FSA International Ltd, a financial guarantee insurer and 42% of Primus Guaranty Ltd (“Primus”), a provider of single name credit risk protection.

            The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002	% Change

Net premiums earned	$35,807	$10,813	231.2%
Fee income and other	1,851	1,067	73.5%
Net losses and loss expenses	8,820	(54)	NM
Acquisition costs	5,836	5,045	15.7%
Operating expenses	9,019	7,941	13.6%

Underwriting profit (loss)	$13,983	$(1,052)	NM

Net investment income — financial guarantee	$5,229	$6,365	(17.9)%
Net realized and unrealized gains on weather and energy derivatives	5,223	2,993	74.5%
Operating expenses — weather and energy	5,239	3,947	32.8%
Equity in net income of financial affiliates	16,658	416	NM
Minority interest	3,228	1,684	91.7%

Contribution from financial operations	$32,626	$3,091	NM

Net realized and unrealized losses on credit default swaps	$(21,363)	$(10,124)	NM

            Net premiums earned increased in the second quarter of 2003 as compared to the second quarter of 2002 primarily due to growth and new financial guaranty business written and the continuing effect of the underlying long term nature of this business.

            Net losses and loss expenses in the quarter ended June 30, 2003 increased as compared to the second quarter ended June 30, 2002 reflecting the Company’s increased IBNR reserve positions determined in accordance with the Company’s reserving practices which are directly related to the increase in net premiums earned.

            Acquisition costs increased by a lower percentage than the increase in net premium earned in the second quarter of 2003 as compared to 2002 due to a change in the mix of business earned.

            Operating expenses related to both the financial guaranty and weather and energy businesses increased in the second quarter of 2003 as compared to the second quarter of 2002 due to the continued expansion of these operations.

            Net investment income related to financial guaranty business decreased in the second quarter of 2003 as compared to the second quarter of 2002 primarily due to a decline in interest rates.

            Net realized and unrealized gains on weather and energy derivatives increased to $5.2 million in the second quarter of 2003 as compared to $3.0 million in the second quarter of 2002 due to increased weather transactional activity and volatility in natural gas prices in 2003.

            The equity in net income from financial affiliates increased in the second quarter of 2003 as compared to the second quarter of 2002 due to increased earnings at Primus resulting from growth in underlying protection written as well as the significant narrowing of credit spreads during the quarter which resulted in mark to market gains.

            The increase in minority interest in the second quarter of 2003 as compared to the second quarter of 2002 is due to an increase in the profitability of the Company’s subsidiary, XL Financial Assurance Ltd. of which 15% is held by a minority shareholder.

            In prior periods, the Company’s credit derivatives written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company now manages all credit default swap transactions in this segment and prior period segment results have been reclassified to conform to this change. The Company recorded net unrealized losses of $21.4 million and losses of $10.1 million in the quarters ended June 30, 2003 and 2002, respectively, related to the fair value adjustment for credit default swaps. These unrealized losses reflect the deterioration of credit quality for certain credit pools. The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% covering “A” to “AAA” tranches.

Financial Products and Services — Life and Annuity Operations

            The Company commenced writing life and annuity business in this segment in the fourth quarter of 2002. The Company commenced writing municipal reinvestment contracts in 2002 and funding agreements in 2003 whereby the Company receives deposits and pays interest at a contractual interest rate. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability.

            The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002

Net premiums earned	$13,877	$—
Fee income and other	29	—
Claims and policy benefits	10,161	—
Acquisition costs	403	—
Operating expenses	1,658	—
Net investment income	6,638	—
Interest expense	2,791	—

Net income from life and annuity operations	$5,531	$—

            Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business written that were novated to the Company from Annuity and Life Reassurance, Ltd. in December 2002.

            Claims and policy benefits and acquisition costs also related primarily to this novated block of business.

            Operating expenses reflect the continued build-out of the overall life and annuity business, including expenses associated with the municipal reinvestment contract business.

            Net investment income in the second quarter of 2003 related to investment assets acquired in connection with the acquisition of future policy benefit reserves and interest earned on the municipal reinvestment contracts written.

            Interest expense relates to the accretion of the deposit liabilities associated with the municipal reinvestment contracts and funding contracts written in this segment. At June 30, 2003, the Company has now cumulatively written $1.0 billion of municipal reinvestment contracts and issued its first funding agreement at the end of June 2003, in the amount of $300.0 million.

Investment Activities

            The following table illustrates the change in net investment income and net realized and unrealized losses on investments and investment derivative instruments for the quarters ended June 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002	% Change

Net investment income — general operations	$145,088	$151,553	(4.3)%
Equity in net income of investment affiliates (Note 1)	34,306	7,931	NM
Net realized gain (losses) on investments	93,687	(110,002)	NM
Net realized and unrealized gains on investment derivative instruments	3,883	1,997	94.4%

     Note 1. Equity in net income of investment affiliates for the quarter ended June 30, 2003 includes income on the alternative investment portfolio for the two months ending May 31, 2003 only, as compared to three months in the quarter ended June 30, 2002 in order for the Company to meet the accelerated Securities and Exchange Commission ("SEC") filing deadlines going forward. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the quarter close. Going forward, income on the alternative investment portfolio will be for a three month period lagged by one month.

Net investment income related to general operations decreased in the second quarter of 2003 as compared to the second quarter of 2002 due primarily to decline in investment yields on the portfolio which was partially offset by a higher investment base. The growth in the investment base reflects the Company’s strong cash flow from operations. The market yield to maturity on the total fixed income portfolio was 3.7% at June 30, 2003 as compared to 5.4% at June 30, 2002.

            Equity in net income of investment affiliates increased in the second quarter of 2003 compared to the second quarter of 2002 mainly due to strong performance of certain of the Company’s investment funds as compared to lower overall returns on these funds in the second quarter of 2002. In addition, as noted above, income on the alternative investment portfolio for the quarter ended June 30, 2003 was for two months only as compared to three months in the quarter ended June 30, 2002.

            At June 30, 2003 and 2002, approximately 40% of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e., assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio (approximately 60%) that could be meaningfully compared to public market indices, the following is a summary of the investment performance for the second quarters of 2003 and 2002:

	Quarter ended June 30, 2003	Quarter ended June 30, 2002

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	2.6%	3.2%
Lehman Aggregate Bond Index	2.5%	3.7%

Relative Performance	0.1%	(0.5)%

U.S. Investment Grade, Low Duration	0.8%	1.1%
Salomon 1-3 Year Treasury Index	0.7%	2.4%

Relative Performance	0.1%	(1.3)%

Euro Aggregate, Unhedged	2.8%	1.9%
Lehman Euro Aggregate Index	2.5%	1.4%

Relative Performance	0.3%	0.5%

Pan European, Hedged	8.3%	12.1%
Merrill U.K. / Merrill Pan Europe Composite	7.3%	10.8%

Relative Performance	1.0%	1.3%

U.K. Sterling, Unhedged	2.1%	2.1%
Merrill U.K. Sterling Broad Index, 1-10 Years	2.1%	2.4%

Relative Performance	0.0%	(0.3)%

	Quarter ended June 30, 2003	Quarter ended June 30, 2002

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	8.0%	(2.2)%
Investment Grade / High Yield Composite	6.4%	0.5%

Relative Performance	1.6%	(2.7)%

U.S. High Yield	8.4%	(10.1)%
CS First Boston High Yield Index	9.7%	(2.3)%

Relative Performance	(1.3)%	(7.8)%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	14.1%	(14.5)%
Russell 1000 Growth Index	14.3%	(18.7)%

Relative Performance	(0.2)%	4.2%

U.S. Large Cap Value Equity	16.8%	(6.8)%
Russell 1000 Value Index	17.2%	(8.6)%

Relative Performance	(0.4)%	1.8%

U.S. Small Cap Equity	22.8%	(4.4)%
Russell 2000 Index	23.4%	(8.4)%

Relative Performance	(0.6)%	4.0%

Non-U.S. Equity	16.5%	(1.9)%
MSCI EAFE Index	19.3%	(2.1)%

Relative Performance	(2.8)%	0.2%

Risk Asset Portfolios — Alternative Investments

Alternative Investments — (Note 1)	2.9%	0.7%
Standard and Poor’s 500 Index — (Note 1)	13.9%	(13.4)%

Relative Performance	(11.0)%	14.1%

  Note 1. The alternative investment portfolio returns and the Standard and Poor’s 500 Index returns for the quarter ended June 30, 2003 includes returns for the two months ending May 31, 2003 only, as opposed to three months in the quarter ended June 30, 2002 in order for the Company to meet the accelerated SEC filing deadlines going forward. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the quarter close. Going forward, returns for the alternative investment portfolio and comparative indices will be for a three month period lagged by one month.

            Net realized gains on investments in the second quarter of 2003 included net realized gains of $132.3 million from sales of investments and net realized losses of approximately $38.6 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. Net realized gains from sales of investments were mainly due to declines in investment yields during the quarter ended June 30, 2003.

            Net realized losses on investments in the second quarter of 2002 of $110.0 million included net realized gains of approximately $15.0 million from sales of investments and realized losses of approximately $125.0 million relating to the write-down of securities due to an other than temporary decline in the value of those investments. Of this amount, approximately $92.5 million related to the telecommunications sector, including Adelphia Communication Corp. (“Adelphia”) and Worldcom Inc. (“Worldcom”), where the decline in the value of such securities was due to alleged fraud.

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

Net Unrealized Gains and Losses on Investments

            At June 30, 2003, the Company had net unrealized gains on fixed income securities of $566.3 million and net unrealized gains on equities of $20.3 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $57.2 million and $16.1 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2003 shows the potential effect upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

            At June 30, 2003, approximately 2,000 fixed income securities out of a total of approximately 10,500 securities were in an unrealized loss position. The largest unrealized loss in the fixed income portfolio was $2.6 million. Approximately 740 equity securities out of a total of approximately 1,500 securities were in an unrealized loss position at June 30, 2003 with the largest individual loss being $1.0 million.

            The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2003 had been in a continual unrealized loss position:

(U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	Amount of unrealized loss at June 30, 2003

Fixed Income and Short-Term	Less than six months	$41,196
	At least 6 months but less than 12 months	9,846
	At least 12 months but less than 2 years	5,759
	Over 2 years	389

	Total	$57,190

Equities	Less than six months	$2,614
	At least 6 months but less than 12 months	5,399
	At least 12 months but less than 2 years	7,486
	Over 2 years	650

	Total	$16,149

            At June 30, 2003, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)

Maturity profile in years of fixed income securities in a continual unrealized loss position	Amount of unrealized loss at June 30, 2003

Less than 1 year remaining	$88
More than 1 and less than 5 years remaining	5,796
More than 5 and less than 10 years remaining	14,981
More than 10 and less than 20 years remaining	9,334
20 years or more remaining	15,290
Mortgage backed securites	11,701

Total	$57,190

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 5.6% of the total fixed income portfolio market value at June 30, 2003. The change in fair value of these securities has a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at June 30, 2003, $14.5 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Amount of unrealized loss at June 30, 2003

Less than six months	$7,141
At least 6 months but less than 12 months	4,127
At least 12 months but less than 2 years	3,036
More than 2 years	229

Total	$14,533

Investment derivatives

            Net realized and unrealized gains on investment derivatives in the second quarter of each of 2003 and 2002 resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk”, for a more detailed analysis.

Other Revenues and Expenses

            The following table sets forth other revenues and expenses for the three months ended June 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30

	2003	2002	% Change

Equity in net income of insurance affiliates	$(136)	$—	NM
Amortization of intangible assets	375	11	NM
Corporate operating expenses	34,645	25,565	35.5%
Interest expense	43,491	40,139	8.4%
Income tax expense	11,009	22,900	(51.9)%

            Corporate operating expenses in the quarter ended June 30, 2003 increased compared to the three months ended June 30, 2002 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations and new costs related to the Company’s global branding campaign.

            The increase in interest expense primarily reflected a higher accretion charge on the deposit liabilities due to growth in this business. Accretion on the deposit liabilities for the three months ended June 30, 2003 and 2002 were $21.7 million and $14.4 million, respectively. This increase was due to new deposit liability contracts written since June 30, 2002. Interest expense relating to notes payable and debt declined from $25.8 million to $21.8 million due to the inclusion of amortization of debt issuance expenses in the second quarter of 2002 related to the issue of the Zero Coupon Convertible Debentures (“CARZ”) and the Liquid Yield Option Notes (“LYONS”) in 2001. See “Financial Condition and Liquidity” for further information.

            The decrease in the Company’s income taxes arose principally from a decrease in the profitability of certain of the Company’s U.S. and European operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
(U.S. Dollars in thousands, Except Per Share Amounts)

Results of Operations

            The following table presents a summary of the Company’s net income (loss) available to ordinary shareholders for the six months ended June 30, 2003 and 2002:

(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Six Months Ended June 30

	2003	2002

Net income (loss) available to ordinary shareholders	$587,516	$(2,255)

Earnings per ordinary share — basic	$4.30	$(0.02)
Earnings per ordinary share — diluted	$4.25	$(0.02)
Weighted average number of ordinary shares and ordinary share equivalents — basic	136,527	135,431

Weighted average number of ordinary shares and ordinary share equivalents — diluted	138,084	135,431

            Net income available to ordinary shareholders increased significantly in the first six months of 2003 compared to the first six months of 2002 primarily due to two factors. First, there was an increase in the underwriting profit from the Company’s general insurance and reinsurance operations from $42.2 million in the first six months of 2002 to $356.3 million in the first six months of 2003. This increase in underwriting profit was primarily due to additional loss reserves of $200.0 million recorded in the second quarter of 2002 related to the September 11 event. In addition, the increase in underwriting profit has been due to growth in net premium earned from pricing increases in renewal and new business written. This is discussed further in each of the segments below. Second, in the six months ended June 30, 2003, net realized gains on investments were $89.0 million as compared to net realized losses on investments of $216.0 million in the six months ended June 30, 2002. Net realized investment gains in the first half of 2003 were due primarily to gains on sales of securities where there had been a decline in general market interest rates. Net realized losses on investments in the first half of 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $80.0 million of certain other fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments.

            Partially offsetting the increase in net income in the first six months of 2003 as compared to the first six months of 2002 was an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re (Holdings), Ltd. an insurance affiliate, in the first quarter of 2003 to its then current market value.

Segments

Insurance Operations

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,

	2003	2002	% Change

Net premiums earned	$1,751,306	$1,130,732	54.9%
Fee income and other	3,717	17,431	(78.7)%
Net losses and loss expenses	1,073,208	769,176	39.5%
Acquisition costs	268,279	159,609	68.1%
Operating expenses	202,793	200,214	1.3%
Exchange losses (gains)	768	(24,293)	NM

Underwriting profit	$209,975	$43,457	NM

*	NM — Not Meaningful

            Net premiums earned increased in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to growth in net premiums written from significant pricing increases, new business written, and increased net retentions. The largest pricing increases in 2003 were in the professional liability, other casualty and aviation lines of business. Casualty insurance net premiums earned increased from $534.5 million in the first half of 2002 to $901.8 million in the first half of 2003. Growth in net premiums earned in the first six months of 2003 compared to the same period in 2002 was partially offset by a reduction in net premiums written related to the non-renewal of certain business written by the Company’s Lloyd’s syndicates.

            Fee income and other declined in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to consulting and administration services provided by Winterthur International for employee benefit plans of unrelated companies that were discontinued at the end of 2002.

            Exchange losses in the six months ended June 30, 2003 related primarily to the decline in value of U.K. sterling against the U.S. dollar in the quarter ended March 31, 2003 where the value of certain monetary net assets denominated in this currency decreased. While the value of the U.K. sterling increased against the U.S. dollar in the quarter ended June 30, 2003, the gain was reduced by a hedge put in place by the Company to cover part of its exposure to a U.K. sterling reinsurance recoverable balance. The exchange gain in the six months ended June 30, 2002 was mainly due to an increase in the value of U.K. sterling against the U.S. dollar.

            The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30

	2003	2002

Loss and loss expense ratio	61.3%	68.0%
Underwriting expense ratio	26.9%	31.8%

Combined ratio	88.2%	99.8%

            The loss and loss expense ratio decreased in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to an increase of reserves of $73 million in the second quarter of 2002 for the September 11 event. Excluding the September 11 event increase in loss reserves, the loss and loss expense ratio was 61.6% in the six months ended June 30, 2002 as compared to 61.3% in the six months ended June 30, 2003.

            The underwriting expense ratio was lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to a lower operational expense ratio which was partially offset by a higher acquisition expense ratio. The reduction in the operational expense ratio (11.6% for the six months ended June 30, 2003 as compared to 17.7% for the six months ended June 30, 2002) is due primarily to the growth in net premiums earned occurring at a greater rate than operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned. The increase in the acquisition expense ratio (15.3% for the six months ended June 30, 2003 as compared to 14.1% for the six months ended June 30, 2002) was primarily due to a change in the mix of business being earned. In addition, last year’s acquisition expense ratio benefited from a decrease of approximately $19.3 million in acquisition expenses related to the purchase accounting treatment of deferred acquisition costs related to the acquired Winterthur International operations.

Reinsurance Operations

Reinsurance — General Operations

            The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002	% Change

Net premiums earned	$1,150,101	$916,467	25.5%
Fee income and other	17,793	9,405	89.2%
Net losses and loss expenses	727,338	692,193	5.1%
Acquisition costs	246,215	192,509	27.9%
Operating expenses	71,254	49,707	43.3%
Exchange gains	(23,208)	(7,277)	NM

Underwriting profit (loss)	$146,295	$(1,260)	NM

            Net premiums earned in the first six months of 2003 increased 25.5% compared to the first six months of 2002 in part, due to strong growth and pricing increases in business written in 2003 and 2002. Pricing increases and improvements in underwriting terms and conditions in 2003 were primarily experienced in the casualty lines and international property lines.

            Fee income and other increased in the six months ended June 30, 2003, due to fees earned on a deposit liability contract in the first quarter of 2003. Fee income and other is expected to decline in future periods as earning patterns are due to contractual terms and conditions.

            The net exchange gains in the six months ended June 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily euros, in those operations that transact in multiple currencies.

            The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30

	2003	2002

Loss and loss expense ratio	63.2%	75.5%
Underwriting expense ratio	27.6%	26.5%

Combined ratio	90.8%	102.0%

            There were no significant catastrophic losses affecting the Company in the six months ended June 30, 2003. The decrease in the loss and loss expense ratio in the six months ended June 30, 2003 compared to the same period of 2002 primarily reflects an increase in reserves of $127 million in the second quarter of 2002 related to the September 11 event. Excluding the additional loss reserves related to the September 11 event, the loss ratio was 61.7% in the six months ended June 30, 2002 as compared to 63.2% in the six months ended June 30, 2003. This increase primarily related to losses arising from the U.S. tornadoes in the quarter ended June 30, 2003.

            The increase in the underwriting expense ratio in the six months ended June 30, 2003, as compared to the same period of 2002 is primarily due to an increase in the operating expense ratio to 6.2% as compared to 5.4% in the same period of 2002. Operating expenses were reduced by the effect of the recognition of a curtailment gain of approximately $8.0 million on a pension plan in the U.S. during the first six months of 2002. Acquisition costs also increased as a percentage of net premiums earned in the first six months of 2003 as compared to 2002 reflecting the profitability of the underlying business and, consequently, an increase in additional profit commissions due on certain contracts.

Reinsurance — Life and Annuity Operations

            The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002	% Change

Net premiums earned	$139,842	$49,690	181.4%
Fee income and other	—	2	NM
Claims and policy benefits	183,536	66,579	175.7%
Acquisition costs	13,869	1,871	NM
Operating expenses	4,221	2,274	85.6%
Exchange gains	(3,614)	—	NM
Net investment income	65,144	32,343	101.4%

Net income from life operations	$6,974	$11,311	(38.4)%

            All of the above items increased in the six months ended June 30, 2003 as compared to 2002 as a result of new business written and earned as the Company continues to expand its life reinsurance operations in Europe. In addition, the Company wrote new annuity business and term life assurance business in the six months ended June 30, 2003.

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

            Acquisition costs have increased by a larger percentage than the increase in net premiums earned in the first six months of 2003 as compared to 2002 due to the change in mix of new business being earned, including the new term assurance business that carries a higher brokerage and commission cost as compared to other life business.

            Operating expenses and net investment income both increased in the first six months of 2003 as compared to the first six months of 2002 due to the expansion of this business.

            Exchange gains in the six months ended June 30, 2003 related primarily to the decline in the value of the dollar against the value of the Euro.

Financial Products and Services Operations

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002	% Change

Net premiums earned	$62,780	$25,367	147.5%
Fee income and other	509	1,570	(67.6)%
Net losses and loss expenses	22,283	3,026	NM
Acquisition costs	9,039	6,003	50.6%
Operating expenses	22,306	19,349	15.3%

Underwriting profit (loss)	$9,661	$(1,441)	NM

Net investment income – financial guarantee	$10,673	$12,620	(15.4)%
Net realized and unrealized gains on weather and energy derivatives	15,633	3,912	NM
Operating expenses — weather and energy	10,810	7,079	52.7%
Equity in net income of financial affiliates	17,176	2,488	NM
Minority interest	5,298	4,135	28.1%

Contribution from financial operations	$37,035	$6,365	NM

Net realized and unrealized (losses) on credit derivatives	$(21,930)	$(8,768)	NM

            Net premiums earned increased in the first six months of 2003 as compared to the first six months of 2002 primarily due to growth and new financial guaranty business written and the continuing effect of the underlying long term nature of this business.

            Net losses and loss expenses in the six months ended June 30, 2003 increased as compared to the first six months of 2002 due to the Company’s reserving practices against an increase in premiums earned and also due to an increase in reported reserves notified to the Company on certain reinsured contracts.

            Acquisition costs increased by a lower percentage than the increase in net premium earned in the first six months of 2003 as compared to 2002 due to a change in the mix of business earned.

            Operating expenses related to both the financial guaranty and weather and energy businesses increased in the first six months of 2003 as compared to the first six months of 2002 due to the continued expansion of these operations.

            Net investment income from financial guaranty operations declined in the six months ended June 30, 2003 as compared to the first six months ended June 2002 primarily due to a decline in general market interest rates.

            The fair value adjustment for weather and energy risk management derivative products in the first six months of 2003 increased as compared to the first six months of 2002 due primarily to gains on natural gas option contracts and increased weather transactional activity.

            Equity in net income of financial affiliates increased in the first six months of 2003 as compared to the first six months of 2002 primarily due to increased earnings in the second quarter of 2003 related to the Company’s investment in Primus.

            The increase in minority interest in the first six months of 2003 as compared to the first six months of 2002 is due to an increase in the profitability of XL Financial Assurance Ltd. of which 15% is held by a minority shareholder.

            In prior periods, the Company’s credit derivative transactions written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company now manages all credit default swap transactions in this segment and prior period segment results have been amended to conform to this change. The Company recorded net unrealized losses of $21.4 million and losses of $8.8 million in the six months ended June 30, 2003 and 2002, respectively, related to the fair value adjustment for credit default swaps. These unrealized losses primarily arose in the second quarter of 2003 and 2002 from the deterioration of credit quality for certain credit pools. The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 91% co vering “A” to “AAA” tranches.

Financial Products and Services— Life and Annuity Operations

            The Company commenced writing life business in this segment in the fourth quarter of 2002.

            The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002

Net premiums earned	$23,411	$—
Fee income and other	50	—
Claims and policy benefits	19,247	—
Acquisition costs	1,460	—
Operating expenses	4,091	—
Net investment income	12,549	—
Interest expense	4,927

Net income from life operations	$6,285	$—

            Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business written that was novated to the Company from Annuity and Life Reassurance, Ltd. in December 2002.

            Claims and policy benefits and acquisition costs also related primarily to this novated block of business.

            Operating expenses reflect the continued build-out of the overall life business, including expenses associated with the municipal reinvestment contract business.

            Net investment income in the first half of 2003 includes income earned on the assets associated with acquisition of future policy benefit reserves and interest earned on the municipal reinvestment contracts written.

            Interest expense relates to the accretion charge for the deposit liabilities associated with the municipal reinvestment contracts written in this segment.

Investment Activities

            The following table illustrates the change in net investment income and net realized and unrealized losses on investments and investment derivative instruments for the periods ended June 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002	% Change

Net investment income — general operations	$294,089	$300,907	(2.3)%
Equity in net income of investment affiliates (Note 1)	61,104	40,116	52.3%
Net realized gains (losses) on investments	89,024	(216,022)	NM
Net realized and unrealized gains (losses) on investment derivative instruments	8,533	(9,754)	NM

  Note 1. Equity in net income of investment affiliates for the six months ended June 30, 2003 includes income on the alternative investment portfolio for the five months ending May 31, 2003 only, as opposed to six months in the period ended June 30, 2002 in order for the Company to meet the accelerated SEC filing deadlines going forward. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the quarter close. Going forward, returns will be for a full quarter, lagged by one month.

            Net investment income related to general operations decreased moderately in the first six months of 2003 as compared to the first six months of 2002 reflecting the continuing decline in yields partially offset by the growth in the investment base. During 2003 the growth in the total investment base was due primarily to net cash provided by operations. In 2002, the growth of the total investment base included the receipt of funds related to new debt and preferred shares issued by the Company in 2002 and net cash provided by operations and deposit liabilities. The yield on the fixed income portfolio was 3.7% for the six months ended June 30, 2003 as compared to 5.4% for the six months ended June 30, 2002.

            Equity in net income of investment affiliates increased in the first six months of 2003 compared to the first six months of 2002 due mainly to strong performance of certain of the Company’s investment funds as compared to lower overall returns on these funds in the second quarter of 2002. This is in addition to the fact that, as noted above, income for the alternative investment portfolio was for a five month period only in the first half of 2003 as compared to six months in the first half of 2002.

            At June 30, 2003 and 2002, approximately 40% of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e. assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio (approximately 60%) that could be meaningfully compared to public market indices, the following is a summary of the investment performance for the first six months of 2003 and 2002:

	Six Months ended June 30, 2003	Six Months ended June 30, 2002

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	4.3%	3.3%
Lehman Aggregate Bond Index	3.9%	3.8%

Relative Performance	0.4%	(0.5)%

U.S. Investment Grade, Low Duration	2.0%	1.7%
Salomon 1-3 Year Treasury Index	1.3%	2.4%

Relative Performance	0.7%	(0.7)%

Euro Aggregate, Unhedged	4.4%	1.6%
Lehman Euro Aggregate Index	4.5%	(0.1)%

Relative Performance	(0.1)%	1.7%

Pan European, Hedged	12.4%	10.0%
Merrill U.K. / Merrill Pan Europe Composite	11.1%	8.0%

Relative Performance	1.3%	2.0%

U.K. Sterling, Unhedged	4.0%	2.8%
Merrill U.K. Sterling Broad Index, 1-10 Years	4.0%	3.1%

Relative Performance	—	(0.3)%

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	13.4%	(3.4)%
Investment Grade / High Yield Composite	10.2%	0.7%

Relative Performance	3.2%	(4.1)%

	Six Months ended June 30, 2003	Six Months ended June 30, 2002

U.S. High Yield	13.7%	(11.1)%
CS First Boston High Yield Index	17.3%	0.2%

Relative Performance	(3.6)%	(11.3)%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	(12.8)%	(17.7)%
Russell 1000 Growth Index	(13.0)%	(20.8)%

Relative Performance	0.2%	(3.1)%

U.S. Large Cap Value Equity	12.4%	(1.9)%
Russell 1000 Value Index	11.4%	(4.9)%

Relative Performance	1.0%	3.0%

U.S. Small Cap Equity	19.2%	1.7%
Russell 2000 Index	17.8%	(4.8)%

Relative Performance	1.4%	6.5%

Non-U.S. Equity	8.2%	0.2%
MSCI EAFE Index	9.5%	(1.6)%

Relative Performance	(1.3)%	1.8%

Risk Asset Portfolios — Alternative Investments

Alternative Investments (Note 1)	4.7%	4.4%
Standard and Poor’s 500 Index (Note 1)	10.4%	(13.2)%

Relative Performance	(5.7)%	17.6%

  Note 1. The alternative investment portfolio returns and the Standard and Poor’s 500 Index returns for the six months ended June 30, 2003 includes returns for the five months ended May 31, 2003 only, as opposed to the six months ended June 30, 2002 in order for the Company to meet the accelerated SEC filing deadlines going forward. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the quarter close. Going forward, returns for the alternative investment portfolio will be lagged by one month.

            Net realized gains on investments in the first six months of 2003 included net realized gains of $202.7 million from sales of investments and net realized losses of approximately $113.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. Net gains on sales of investments were realized mainly due to the decline in interest rates during the six months. The other than temporary decline in value in the first six months of 2003 was primarily due to declines in the U.S. and non-U.S. equity markets.

            Net realized losses on investments in the first half of 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $80.0 million of certain other fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments.

            The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized.

            Net realized and unrealized gains on investment derivatives in the six months ended June 30, 2003, of $8.5 million as compared to a loss of $9.7 million in the six months ended June 30, 2002, primarily resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk”, for a more detailed analysis.

Other Revenues and Expenses

            The following table sets forth other revenues and expenses for the six months ended June 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30

	2003	2002	% Change

Equity in net (loss) income of insurance affiliates	$(41,741)	$(2,040)	NM
Amortization of intangible assets	750	625	20.0%
Corporate operating expenses	68,953	47,428	41.0%
Interest expense	87,495	81,761	7.0%
Income tax expense	31,039	36,854	(15.8)%

            The equity in net loss of insurance affiliates for the six months ended June 30, 2003 includes an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re. The investment was written down to its fair value of $2.1 million at March 31, 2003. There has been no decline in the fair value between March 31, 2003 and June 30, 2003.

            Corporate operating expenses in the six months ended June 30, 2003 increased compared to the six months ended June 30, 2002 due to the continued build-out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations and new costs related to the Company’s global branding campaign.

            The increase in interest expense primarily reflected a higher accretion charge on the deposit liabilities due to growth in this business. Accretion on the deposit liabilities for the six months ended June 30, 2003 and 2002 were $43.7 million and $28.4 million, respectively. This increase was due to new deposit liability contracts written since June 30, 2002. Interest expense relating to notes payable and debt declined from $53.4 million to $43.8 million due to the inclusion of amortization of debt issuance expenses in the first half of 2002 related to the issue of the Zero Coupon Convertible Debentures (“CARZ”) and the Liquid Yield Option Notes (“LYONS”) in 2001. For more information, see “Financial Condition and Liquidity.”

            The decrease in the Company’s income taxes arose principally from a decrease in the profitability of certain of the Company’s U.S. and European operations during the second quarter of 2003.

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

            The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business would be adversely affected particularly in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. As measured by Standard & Poor’s, the Company currently has a group rating of “AA”, and its financial guaranty subsidiaries are rated “AAA”. As measured by Moody’s, the Company currently has an “Aa2” and “Aaa” financial strength rating for its principal insurance and reinsurance subsidiaries and financial guarantee subsidiaries, respectively. The Company’s financial guaranty subsidiaries also carry “AAA” ratings from Fitch. The Company regularly provides financial information to these agencies to both maintain and enhance existing ratings.

Financial Condition

            At June 30, 2003, total investments available for sale and cash, net of unsettled investment trades, were $20.6 billion compared to $18.1 billion at December 31, 2002. This increase in investment assets related primarily to cash flow generated from operating activities for the six months of $1.5 billion and new deposit liability contracts of $672.6 million. At June 30, 2003 the Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, managed by outside investment management firms represented approximately 90% of invested assets. At June 30, 2003, approximately 94% of fixed maturity and short-term investments were rated investment grade, with 70% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA”. In addition, the net unrealized gain on investments available for sale increased by $424.3 million in the six months ended June 30, 2003 due mainly to a decline in interest rates during this period.

             For the six months ended June 30, 2003, currency translation adjustment gains were $91.0 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized gains on foreign currency exchange rate movement at the Company’s subsidiaries, where operations have a functional currency that is not the U.S. dollar.

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

            Liquidity and Capital Resources

            Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. Operational cash flows during the first six months of 2003 increased to $1.5 billion from $564.6 million during the same period of 2002 primarily due to the receipt of premiums, in line with the significant growth in net premiums written. In the six months ended June 30, 2003 and 2002, the net amount of losses paid by the Company for general, life and financial operations was $1.6 billion and $1.2 million, respectively. The increase in net paid losses in the first six months of 2003 is primarily due to growth in operations. The significant cash flow from operating activities is reflected in the growth of investment assets.

            Unpaid losses and loss expenses recoverable grew by 12% from December 31, 2002 reflecting in part the growth of the underlying business as evidenced by the similar growth in unpaid losses and loss expenses. In addition, there has been significant development in the pre July 1, 2001 (the effective date of the acquisition) claims related to the acquired operations of Winterthur International. Under the terms of the sale and purchase agreement with Winterthur Swiss Insurance Company (the “Seller”), the Seller provides the Company protection against such development. At June 30, 2003, the total recoverable from the Seller related to this adverse loss development was $637.2 million, up from $514.8 million at December 31, 2002. For further information, see the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2002, note 6(c) included in item 8 of Form 10-K.

            In the six months ended June 30, 2003, the Company invested approximately $21.9 million in new investment affiliates.

            In July 2003, the Company acquired new offices at 70 Gracechurch Street, London which will become the Company’s new London headquarters. The acquisition was under a purchase, sale and leaseback transaction. The move to the new premises is expected to be the summer of 2004 and this will consolidate the Company’s eight London businesses.

            As at June 30, 2003, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $5.4 billion, of which $1.9 billion in debt was outstanding. In addition, $2.3 billion of letters of credit were outstanding, 6% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

            The following table presents the Company’s indebtedness under outstanding securities and lenders’ commitments as at June 30, 2003:

(U.S. dollars in thousands)

				Payments Due By Period

Notes Payable And Debt	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

364-day revolver	$675,000	$—	2004	$—	$—	$—	$—
7.15% Senior Notes	99,979	99,979	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	597,281	597,281	2012	—	—	—	600,000
Zero Coupon Convertible Debentures (“CARZ”) (1)	633,839	633,839	2021	—	—	—	1,010,833
Liquid Yield Option Notes( (“LYONS”) (1)	304,299	304,299	2021	—	—	—	511,351

Total	$2,565,398	$1,890,398		$—	$100,000	$—	$2,377,184

(1)	“Commitment” and “In Use” data represent June 30, 2003 accreted values. “Payments due by period” represents ultimate redemption values. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption dates. The next “put” date is September 8, 2003 for the LYONs, as described below, and May 23, 2004 for the CARZ. The Company may also choose to “call” the debt from May and September 2004 onwards for the CARZ and LYONS, respectively.

To the extent that holders of the LYONS tender any LYONS for the purchase by the Company on September 8, 2003, the Company has elected to pay all the purchase price in cash. In the event all of the outstanding LYONS are tendered for repurchase, the aggregate purchase price would be $305.9 million.

The total pre-tax interest expense on the borrowings described above was $43.8 million and $53.4 million for the six months ended June 30, 2003 and 2002, respectively.

The following table presents, as at June 30, 2003, the Company’s letter of credit facilities available, in use and when those facilities are due to expire:

				Amount Of Commitment Expiration Per Period

Other Commercial Commitments	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

Letter of Credit Facilities	$3,307,979	$2,337,478	2003/4	$3,307,979	$—	$—	$—

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities (as well as the off balance sheet collateral and contingent capital arrangements described below) are principally utilized to support non-admitted insurance and reinsurance operations in the U.S. and with respect to the commercial bank facilities, capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal within the coming twelve months. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business. This facility was subsequently increased to $200.0 million in June 2003. $100.0 million of this capacity was utilized at June 30, 2003 and $200.0 million was utilized at August 8, 2003.

            In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2007, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the credit facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

            In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion.

            In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company.

            For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

            The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the six months ended June 30, 2003, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock.

            With respect to variable interest entities, the consolidation requirements of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) apply immediately to variable interest entities created after January 31, 2003. For entities created prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Based on structures and contracts currently in place, the effect of adoption of this standard on the Company’s financial condition would be an increase in both assets and liabilities of approximately $1.7 billion. Management is pursuing alternatives with regard to restructuring these variable interest entities. For more information regarding variable interest entities and other off-balance sheet arrangements, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

Current Outlook

            The Company believes that current strong market for premium rate increases and favorable terms and conditions will continue into 2005 for most lines of property and casualty business that the Company writes. It is anticipated that pricing increases experienced on certain casualty lines will be sustained for the medium term. Shorter-tail lines, such as property, aviation and marine, have experienced some softening in pricing, although still at attractive levels. The Company believes there are still a number of unresolved issues in the market including lack of resolution on asbestos claims, which to the Company are insignificant, but for other companies they are not. These issues are expected to continue to put pressures on premium rates and competition. Investment income is expected to be constrained by lowe r yields but cash flow from operations is expected to continue to be strong for the remainder of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company enters into derivatives and other financial instruments for risk management and trading purposes. The Company’s derivative transactions can expose the Company to credit derivative risk, weather and energy risk, investment market risk, and foreign currency exchange rate risk. The Company manages these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with resulting changes in fair value recognized in income in the period in which they occur.

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

Credit Derivatives

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

Weather and Energy Derivatives

            The Company offers weather and energy risk management products in insurance or derivative form to end-users, and manages the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather and energy derivatives trading portfolio, partially as a means of hedging a portion of its exposure. The fair values of these transactions are determined using available market data and internal pricing models using consistent statistical methodologies.

            The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended June 30, 2003 were $151.8 million, $131.8 million and $175.6 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended June 30, 2002 were $55.4 million, $25.8 million and $101.6 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calc ulation does not exceed $60 million in any one season. Since VaR statistics are estimates based on historical data and market information, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

            For the energy portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $3.5 million. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level, during the period ended June 30, 2003 were $2.4 million, $1.8 and $2.9 million, respectively. The corresponding amounts during the period ended June 30, 2002 were $0.6 million, $0.2 million and $1.1 million, respectively.

            The following table summarizes the movement in the fair value of weather and energy derivative contracts outstanding during the six months ended June 30, 2003:

(U.S. dollars in thousands)

Six Months Ended June 30, 2003

Fair value of contracts outstanding, beginning of the year	$(6,024)
Option premiums received, net of premiums realized (1)	(97,851)
Reclassification of settled contracts to realized (2)	108,315
Other changes in fair value (3)	(102,528)

Fair value of contracts outstanding, end of period	$(98,088)

______________

  (1)   For the six month period ended June 30, 2003, the Company collected $213.3 million of paid premiums and realized $115.5 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $97.9 million.

  (2)   The Company paid $108.3 million to settle derivative positions during the six month period ended June 30, 2003, resulting in a reclassification of this amount from unrealized to realized and a reduction in the balance sheet derivative liability.

  (3)   This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments (of $102.5 million) on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $115.5 million of premiums.

The change in fair value of contracts outstanding at June 30, 2003 as compared to the beginning of the year is primarily due to the increased volume of weather and energy derivative contracts written during the first six months of 2003.

The following table summarizes the maturity of weather and energy derivative contracts outstanding as of June 30, 2003:

(U.S. dollars in thousands)

Source of Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years	Total Fair Value

Prices actively quoted	$(112,884)	$45	$—	$—	$(112,839)
Prices based on models and other valuation methods	3,145	8,848	2,758	—	14,751

Total fair value of contracts outstanding	$(109,739)	$8,893	$2,758	$—	$(98,088)

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

            The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the external investment professionals. Additional constraints are agreed with the external investment professionals in order to address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

            The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, references rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purposes of managing interest rate risk, foreign exchange risk and credit risk, provided that the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-At-Risk

            The VaR of the total investment portfolio at June 30, 2003, based on a 95% confidence level with a one month holding period, was approximately $409.2 million. The VaR of all investment related derivatives, excluding investments in affiliates and other investments was approximately $6.7 million. The Company’s investment portfolio VaR as at June 30, 2003 is not necessarily indicative of future VaR levels.

            To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at June 30, 2003, the Company would expect to lose approximately 4.2% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at June 30, 2003, the Company would expect to gain approximately 13.3% of the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Investment Credit Risk

            The Company is exposed to credit risk through its portfolio of debt securities which has historically been a significant exposure in the investment portfolio. As at June 30, 2003, the average credit quality of the Company’s total fixed income portfolio, which includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased, was “AA”.

            The Company’s total fixed income portfolio credit quality breakdown as at June 30, 2003 is shown in the following table:

Rating	Percentage of Total Fixed Income Exposure(1)

AAA	58.2%
AA	11.4%
A	15.4%
BBB	9.4%
BB and Below	5.6%

______________

(1)	Portfolio includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased.

            Individual corporate holdings in the portfolio are diversified, exceeding 1,000 separate issuer exposures. As at June 30, 2003, the top 10 corporate exposures represented approximately 6% of the total fixed income portfolio (excluding operating cash balances) and approximately 15% of the corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Exposures as at June 30, 2003(1)	Percentage of Total Fixed Income Exposure

Citigroup Inc.	0.92%
General Electric Company	0.83%
JP Morgan Chase & Co.	0.81%
Morgan Stanley	0.63%
Ford Motor Company	0.57%
General Motors Corporation	0.52%
Verizon Communications Inc.	0.47%
Household International, Inc.	0.47%
Bank of America Corporation	0.44%
Goldman Sachs Group, Inc.	0.42%

______________

(1)	Corporate exposures include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

Interest Rate and Equity Price Risk

            The Company believes that VaR is an appropriate indicator of the risk of the portfolio, however an immediate 100 basis point adverse shift in global treasury government bond curves would result in a decrease in total return of 5.0% or $818.0 million in the Company’s fixed income portfolio at June 30, 2003. It is unlikely that all global yield curves would shift in the same direction at the same time. In evaluating the impact of price changes in the equity portfolio, a 10% change in equity prices would affect total return by approximately $55.0 million at June 30, 2003.

            At June 30, 2003, bond and stock index futures outstanding were $73.5 million with underlying investments having a market value of $1.0 billion. Gains of $2.1 million were realized on these contracts for the six months ended June 30, 2003. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

            The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and certain of its foreign currency equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At June 30, 2003 and 2002, forward foreign exchange contracts with notional principal amounts totaling $62.0 million and $7.1 million, respectively were outstanding. The fair value of these contracts as at June 30, 2003 and 2002 was $59.4 million and $12.2 million, respecti vely, with an unrealized gain of $2.6 million in 2003 and an unrealized loss of $5.1 million in 2002. For the six months ended June 30, 2003 and 2002, realized gains of $1.6 million and realized gains of $0.1 million, respectively, and unrealized gains of $3.8 million and unrealized losses of $2.9 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

            The Company also manages the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At June 30, 2003, the Company had forward contracts outstanding for the purchase of $4.7 million of Euros at fixed rates. The unrealized gain on these contracts at June 30, 2003 was $5.5 million.

            In February 2003, the Company entered into a series of forward exchange contracts to cover approximately 60%, or $116.7 million (£70 million), of the Company’s exposure to a U.K. sterling reinsurance recoverable balance at one of its U.K. based insurance operations. The mark to market value of these contracts was an unrealized loss of $5.5 million at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

            The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of the end of the period covered by this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

            There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evalutation described above that occurred during the Company’s fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any Form 10-K, Form 10-Q, Form 10-Q/A or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipat e”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

XL CAPITAL LTD
PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

            At the Annual General Meeting of Class A Shareholders held on May 9, 2003 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the ordinary shareholders approved the following:

1. The election of four Class II Directors to hold office until 2006:

	Votes in Favor	Votes Withheld
D.R. Comey	116,508,827	4,629,423
B.M. O’Hara	120,302,637	835,613
J.T. Thornton	120,093,920	1,044,330
J.W. Weiser	116,499,833	4,638,417

2. The appointment of Pricewaterhouse Coopers LLP, New York, New York, to act as the independent auditors of the Company for the fiscal year ending December 31, 2003:

Votes In Favor	Votes Withheld	Abstentions
117,659,418	2,814,802	664,030

3. The approval of the amendment and restatement of the Company’s 1991 Performance Incentive Program:

Votes In Favor	Votes Withheld	Abstentions
110,595,588	9,807,697	734,965

4. The approval of the amendment and restatement of the Company’s Directors Stock & Option Plan that expires in 2003:

Votes In Favor	Votes Withheld	Abstentions
97,996,199	22,400,524	741,527

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

  10.62   Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit between Société Le Mans Re and Credit Lyonnais, dated April 25, 2003.

  10.63   First Renewal dated November 27, 2000 to the Reinsurance Stand-by Letter of Credit Agreement between Le Mans Re and BNP Paribas, dated October 7, 1999.

  10.64   364-Day Credit Agreement dated June 25, 2003 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors, and JPMorgan Chase Bank, as administrative agent.

  10.65   Letter of Credit Facility and Reimbursement Agreement dated November 18, 2002, amended and restated as of June 26, 2003 between XL Capital Ltd as account party and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd as guarantors and Citibank International PLC as agent and security trustee.

  10.66   Standby Letter of Credit Agreement between National Australia Bank Limited, New York Branch and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Applicants, dated July 25, 2003.

  31   Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  32   Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  99.1   XL Capital Assurance Inc. unaudited condensed financial statements for the three and six month periods ended June 30, 2003 and 2002.

  99.2   XL Financial Assurance Ltd. unaudited condensed financial statements for the three and six month periods ended June 30, 2003 and 2002.

  99.3   Declaration of Trust dated May 22, 2003, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser, and The Bank of New York (Delaware), as Trustee.

  99.4   Put Option Agreement between XL Capital Ltd and Mangrove Bay Trust, dated July 11, 2003.

  99.5   Declaration of Trust dated May 22, 2003, among The Bank of New York (Delaware), as Trustee, GSS Holdings II, Inc., as Tax Matters Partner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser.

  99.6   Trust Agreement dated July 11, 2003, between XL Reinsurance America Inc., as Beneficiary, XL Re Ltd., as Grantor, and The Bank of New York, as Trustee.

  99.7   ISDA Master Agreement, Schedule and Credit Support Annex dated July 11, 2003, between Merrill Lynch International and Mangrove Bay Trust.

  99.8   ISDA Master Agreement and Schedule dated July 11, 2003, between XL Capital Ltd and Mangrove Bay Trust.

  99.9   Assignment Agreement dated July 11, 2003, among XL Re Ltd, Mangrove Bay Trust and The Bank of New York.

  99.10   Asset Put Option Agreement, dated July 11, 2003, between Merrill Lynch International and XL Reinsurance America Inc.

  99.11   Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 3, 2003.

(b)   REPORTS ON FORM-8-K

   None

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: August 14, 2003	/S/ BRIAN M. O’HARA
Brian M. O’Hara
President and Chief Executive Officer

Dated: August 14, 2003	/S/ JERRY DE ST. PAER
Jerry de St. Paer
Executive Vice President and Chief Financial Officer