Form 10-Q
period 2003-09-30
XL CAPITAL LTD
filed 2003-11-14
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-10804
______________

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)
______________

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

As of November 7, 2003, there were 137,269,539 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002 (Unaudited) and the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2003 and 2002 (Unaudited) and for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	55

	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	57

Item 6.	Exhibits and Reports on Form 8-K	57

Signatures		58

2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	(Unaudited)
	September 30, 2003	December 31, 2002

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2003, $17,355,112; 2002, $14,118,527)	$17,878,214	$14,482,647
Equity securities, at fair value (cost: 2003, $505,081; 2002, $661,377)	548,845	575,010
Short-term investments, at fair value (amortized cost: 2003, $986,294; 2002, $1,001,179)	983,367	1,002,076

Total investments available for sale	19,410,426	16,059,733
Investments in affiliates	1,855,989	1,750,005
Other investments	163,530	146,061

Total investments	21,429,945	17,955,799
Cash and cash equivalents	2,059,609	3,557,815
Accrued investment income	294,600	226,862
Deferred acquisition costs	809,485	688,281
Prepaid reinsurance premiums	1,171,335	957,036
Premiums receivable	4,448,404	3,592,713
Reinsurance balances receivable	1,446,154	1,239,970
Unpaid losses and loss expenses recoverable	5,366,501	5,012,655
Goodwill and other intangible assets	1,677,726	1,653,700
Deferred tax asset, net	302,932	320,624
Other assets	580,159	441,914

Total assets	$39,586,850	$35,647,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$15,161,821	$13,202,736
Deposit liabilities	3,539,431	2,373,047
Future policy benefit reserves	2,621,123	2,516,949
Unearned premiums	5,161,493	4,028,299
Notes payable and debt	1,898,959	1,877,957
Reinsurance balances payable	1,973,925	1,924,150
Net payable for investments purchased	112,219	1,546,276
Other liabilities	1,659,511	1,551,443
Minority interest	57,158	56,923

Total liabilities	$32,185,640	$29,077,780

Commitments and Contingencies

See accompanying Notes to Consolidated Financial Statements
3

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2003	December 31, 2002

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2003 and 2002, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01, issued and outstanding: 2003 and 2002, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01, issued and outstanding: 2003 and 2002, Nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2003, 137,258,121; 2002, 136,063,184	1,372	1,360
Contributed surplus	3,940,945	3,979,979
Accumulated other comprehensive income	587,496	184,814
Deferred compensation	(52,272)	(31,282)
Retained earnings	2,923,462	2,434,511

Total shareholders’ equity	$7,401,210	$6,569,589

Total liabilities and shareholders’ equity	$39,586,850	$35,647,369

See accompanying Notes to Consolidated Financial Statements
4

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Net premiums earned	$1,785,448	$2,147,981	$4,912,888	$4,270,237
Net investment income	190,763	187,315	573,218	533,185
Net realized (losses) gains on investments	(8,693)	(23,086)	80,331	(239,108)
Net realized and unrealized (losses) gains on derivative instruments	(28,346)	9,484	(26,110)	(5,126)
Equity in net income (loss) of investment affiliates	26,240	(1,976)	87,344	38,140
Fee income and other	3,920	10,082	25,989	38,490

Total revenues	$1,969,332	$2,329,800	$5,653,660	$4,635,818

Expenses:
Net losses and loss expenses incurred	$1,173,558	$834,205	$2,996,387	$2,298,600
Claims and policy benefits	99,954	803,741	302,737	870,320
Acquisition costs	323,913	272,510	862,775	632,502
Operating expenses	213,311	168,419	597,738	494,470
Exchange gains	(4,076)	(15,382)	(30,130)	(46,952)
Interest expense	49,671	51,815	142,093	133,576
Amortization of intangible assets	375	875	1,125	1,500

Total expenses	$1,856,706	$2,116,183	$4,872,725	$4,384,016

Income before minority interest, income tax and equity in net (income) loss of insurance and financial affiliates	$112,626	$213,617	$780,935	$251,802
Minority interest in net income of subsidiary	763	2,494	5,791	6,528
Income tax	14,890	24,286	45,929	61,140
Equity in net (income) loss of insurance and financial affiliates	(12,078)	401	12,487	(47)

Net income	109,051	186,436	716,728	184,181
Preference share dividends	(10,080)	(2,369)	(30,241)	(2,369)

Net income available to ordinary shareholders	$98,971	$184,067	$686,487	$181,812

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	136,826	135,790	136,744	135,551

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	138,423	137,349	138,170	137,291

Earnings per ordinary share and ordinary share equivalent — basic	$0.72	$1.36	$5.02	$1.34

Earnings per ordinary share and ordinary share equivalent — diluted	$0.71	$1.34	$4.97	$1.32

See accompanying Notes to Consolidated Financial Statements
5

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars and shares in thousands)

	(Unaudited)		(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income	$109,051	$186,436	$716,728	$184,181
Change in net unrealized appreciation of investments, net of tax	(87,261)	221,758	321,713	186,292
Foreign currency translation adjustments, net	(10,077)	7,230	80,969	62,658

Comprehensive income	$11,713	$415,424	$1,119,410	$433,131

See accompanying Notes to Consolidated Financial Statements
6

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,

	2003	2002

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$207	$—
Issue of shares	—	92
Balance—end of period	$207	$92

Class A Ordinary Shares:
Balance—beginning of year	$1,360	$1,347
Issue of shares	5	1
Exercise of stock options	7	10
Balance—end of period	$1,372	$1,358

Contributed Surplus:
Balance—beginning of year	$3,979,979	$3,378,549
Issue of preference shares	—	222,251
Issue of restricted shares	33,224	18,492
Contingent capital costs	(109,931)	—
Stock option expense	3,748	—
Exercise of stock options	33,925	46,401

Balance—end of period	$3,940,945	$3,665,693

Accumulated Other Comprehensive Income (Loss):
Balance—beginning of year	$184,814	$(213,013)
Net change in unrealized gains on investment portfolio, net of tax	316,358	186,605
Net change in unrealized gains on investment portfolio of affiliates	5,355	(313)
Currency translation adjustments	80,969	62,658

Balance—end of period	$587,496	$35,937

Deferred Compensation:
Balance—beginning of year	$(31,282)	$(27,177)
Issue of restricted shares	(33,291)	(18,243)
Amortization	12,301	10,650

Balance—end of period	$(52,272)	$(34,770)

Retained Earnings:
Balance—beginning of year	$2,434,511	$2,297,478
Net income	716,728	184,181
Dividends on Series A and B preference ordinary shares	(30,241)	(2,369)
Dividends on Class A ordinary shares	(197,295)	(197,350)
Repurchase of ordinary shares	(241)	(1,574)

Balance—end of period	$2,923,462	$2,280,366

Total Shareholders’ Equity	$7,401,210	$5,948,676

See accompanying Notes to Consolidated Financial Statements
7

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002

Cash flows provided by operating activities:
Net income	$716,728	$184,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(80,331)	239,108
Net realized and unrealized losses on derivative instruments	26,110	5,126
Amortization of premiums (discounts) on fixed maturities	24,880	(14,141)
Accretion of convertible debt	18,989	18,582
Equity in net income of investment, insurance and financial affiliates	(74,857)	(38,187)
Amortization of deferred compensation	12,301	10,650
Accretion of deposit liabilities	74,391	55,105
Deposit liabilities and future policy benefit reserves	141,385	749,435
Unpaid losses and loss expenses	1,959,084	326,909
Unearned premiums	1,133,194	1,518,316
Premiums receivable	(855,691)	(1,392,912)
Unpaid losses and loss expenses recoverable	(353,846)	653,039
Prepaid reinsurance premiums	(214,299)	(243,925)
Reinsurance balances receivable	(206,184)	225,405
Deferred acquisition costs	(121,204)	(256,461)
Deferred tax asset	17,692	135,338
Other	13,595	(46,623)

Total adjustments	1,515,209	1,944,764

Net cash provided by operating activities	2,231,937	2,128,945

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	21,035,695	29,042,703
Proceeds from redemption of fixed maturities and short-term investments	10,595,397	2,417,057
Proceeds from sale of equity securities	1,004,284	556,325
Purchases of fixed maturities and short-term investments	(36,423,057)	(33,122,165)
Purchases of equity securities	(667,636)	(423,763)
Investments in affiliates, net of dividends received	(30,330)	(677,128)
Acquisition of subsidiaries, net of cash acquired	(161,181)	(43,143)
Other investments	(2,893)	18,568
Proceeds from purchase and sale of leasehold property	45,307	—
Fixed assets and other	—	(3,557)

Net cash used in investing activities	(4,604,414)	(2,235,103)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	33,932	46,399
Proceeds from issue of preference shares	—	222,175
Repurchase of shares	(241)	(1,575)
Dividends paid	(227,536)	(197,350)
Proceeds from notes payable and debt	—	596,814
Repayment of notes payable and debt	—	(350,000)
Net proceeds from deposit liabilities	1,067,533	663,306

Net cash provided by financing activities	873,688	979,769
Effects of exchange rate changes on foreign currency cash	583	(27)

(Decrease) increase in cash and cash equivalents	(1,498,206)	873,584
Cash and cash equivalents — beginning of period	$3,557,815	$1,863,861

Cash and cash equivalents — end of period	$2,059,609	$2,737,445

See accompanying Notes to Consolidated Financial Statements
8

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

1.    Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the res ults for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from these changes in presentation.

Unless the context otherwise indicates, references herein to the Company include XL Capital Ltd and its consolidated subsidiaries.

2.    Accounting Pronouncements

In December 2002, the Financial Accounting Statements Board ("FASB") issued FAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure". FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income available to ordinary shareholders—as reported	$98,971	$184,067	$686,487	$181,812
Add: Stock based employee compensation expense included in reported net income, net of related tax	1,660	—	3,748	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,675)	(15,205)	(37,362)	(41,618)

Pro forma net income available to ordinary shareholders	$88,956	$168,862	$652,873	$140,194

Earnings per ordinary share:
Basic — as reported	$0.72	$1.36	$5.02	$1.34
Basic — pro forma	$0.65	$1.24	$4.77	$1.03
Diluted — as reported	$0.71	$1.34	$4.97	$1.32
Diluted — pro forma	$0.64	$1.23	$4.73	$1.02

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

2.    Accounting Pronouncements (continued)

In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 also clarifies the types of financial guarantee contracts that are included in the scope exception of FAS 133 and the characteristics of a derivative that contains financing components. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and is applied prospectively. The provisions that relate to forward purchases or sales of "when issued" securities or other securities that do not yet exist, is applied to both existing c on tracts and new contracts entered into after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company’s financial condition and results of operations.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial condition.

In April 2003, the FASB cleared Derivative Implementation Guidance Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures Than Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments"("Issue B36"). The accounting guidance states that modified coinsurance arrangements, in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, contain an embedded derivative feature that will require bifurcation. Companies that have ceded insurance under existing modified coinsurance arrangements may reclassify the related securities from the held-to-maturity and available-for-sale categories into the trading category on the date the guidance is initially applied. This guidance is effective for the periods beginning after September 15, 2003. The Company is currently evaluating the effects of implementing Issue B36, however, the Company does not expect that its adoption will have a material effect on the Company’s financial condition and results of operations.

In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), which provides guidance on accounting and reporting by insurance enterprises for certain non-traditional long duration contracts and for separate accounts. The provisions of this SOP 03-1 are effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently reviewing the potential impact of SOP 03-1 on its financial statements.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

The following is an analysis of results by segment together with a reconciliation to net income:

Quarter Ended September 30, 2003:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$995,857	$667,856	$—	$1,663,713
Fee income and other	2,648	1,865	—	4,513
Net losses and loss expenses	611,617	558,047	—	1,169,664
Acquisition costs	154,549	152,978	—	307,527
Operating expenses (1)	119,184	33,411	—	152,595
Exchange gains	(6,477)	(247)	—	(6,724)

Underwriting profit (loss)	$119,632	$(74,468)	$—	$45,164

Life and Annuity Operations:
Life premiums earned	$—	$62,600	$23,828	$86,428
Fee income and other	—	—	62	62
Claims and policy benefits	—	81,460	18,494	99,954
Acquisition costs	—	6,880	4,537	11,417
Operating expenses (1)	—	2,012	2,083	4,095
Exchange losses	—	2,648	—	2,648
Net investment income	—	35,446	7,690	43,136
Interest expense	—	—	3,304	3,304

Net income from life and annuity operations	$—	$5,046	$3,162	$8,208

Financial Operations:
Net premiums earned			$35,307	$35,307
Fee income and other			(655)	(655)
Net losses and loss expenses			3,894	3,894
Acquisition costs			4,969	4,969
Operating expenses (1)			10,467	10,467

Underwriting profit			$15,322	$15,322

Investment income — financial guarantee			$5,461	$5,461
Net realized and unrealized losses on weather and energy derivatives			(10,528)	(10,528)
Operating expenses — weather and energy (1)			4,771	4,771
Equity in net income of financial affiliates			12,078	12,078
Minority interest			2,588	2,588

Contribution from financial operations			$14,974	$14,974

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Quarter Ended September 30, 2003 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$142,166
Net realized and unrealized gains on investments and derivative instruments (3)				(26,511)
Equity in net income of investment and insurance affiliates				26,240
Interest expense (2)				46,367
Amortization of intangible assets				375
Corporate operating expenses				41,383
Minority interest				(1,825)
Income tax				14,890

Net Income				$109,051

General Operations:
Loss and loss expense ratio (4)	61.4%	83.6%		70.3%
Underwriting expense ratio (4)	27.5%	27.9%		27.7%

Combined ratio (4)	88.9%	111.5%		98.0%

______________
(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	This includes net realized losses on investments of $8.7 million, net realized and unrealized losses on investment derivatives of $16.0 million and net unrealized losses on credit derivatives of $1.8 million.
(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Quarter Ended September 30, 2002:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$838,112	$506,569	$—	$1,344,681
Fee income and other	5,728	3,464	—	9,192
Net losses and loss expenses	511,554	316,645	—	828,199
Acquisition costs	154,732	113,909	—	268,641
Operating expenses (1)	95,278	29,944	—	125,222
Exchange gains	(6,768)	(8,614)	—	(15,382)

Underwriting profit	$89,044	$58,149	$—	$147,193

Life and Annuity Operations:
Life premiums earned	$—	$786,383	$—	$786,383
Fee income and other	—	—	—	—
Claims and policy benefits	—	803,741	—	803,741
Acquisition costs	—	3,852	—	3,852
Operating expenses (1)	—	1,337	—	1,337
Net investment income	—	26,263	—	26,263

Net income from life and annuity operations	$—	$3,716	$—	$3,716

Financial Operations:
Net premiums earned			$16,917	$16,917
Fee income and other			890	890
Net losses and loss expenses			6,006	6,006
Acquisition costs			17	17
Operating expenses (1)			11,586	11,586

Underwriting profit			$198	$198

Investment income — financial guarantee			$7,782	$7,782
Net realized and unrealized gains on weather and energy derivatives			14,022	14,022
Operating expenses — weather and energy (1)			4,371	4,371
Equity in net loss of financial affiliates			(500)	(500)
Minority interest			2,494	2,494

Contribution from financial operations			$14,637	$14,637

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Quarter Ended September 30, 2002 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$153,270
Net realized and unrealized loss on investments and derivative instruments (2)				(27,624)
Equity in net loss of investment and insurance affiliates				(1,877)
Interest expense				51,815
Amortization of intangible assets				875
Corporate operating expenses				25,903
Minority interest				—
Income tax				24,286

Net Income				$186,436

General Operations:
Loss and loss expense ratio (3)	61.0%	62.5%		61.6%
Underwriting expense ratio (3)	29.9%	28.4%		29.3%

Combined ratio (3)	90.9%	90.9%		90.9%

______________

(1)	Operating expenses exclude corporate operating expenses, which are shown separately.
(2)	This includes net realized losses on investments of $23.1 million, net realized and unrealized losses on investment derivatives of $2.7 million and net unrealized losses on credit derivatives of $1.8 million.
(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Nine Months Ended September 30, 2003:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$2,747,163	$1,817,957	$—	$4,565,120
Fee income and other	6,365	19,658	—	26,023
Net losses and loss expenses	1,684,825	1,285,385	—	2,970,210
Acquisition costs	422,828	399,193	—	822,021
Operating expenses (1)	321,977	104,665	—	426,642
Exchange gains	(5,709)	(23,455)	—	(29,164)

Underwriting profit	$329,607	$71,827	$—	$401,434

Life and Annuity Operations:
Life premiums earned	$—	$202,442	$47,239	$249,681
Fee income and other	—	—	112	112
Claims and policy benefits	—	264,996	37,741	302,737
Acquisition costs	—	20,749	5,997	26,746
Operating expenses (1)	—	6,233	6,174	12,407
Exchange gains	—	(966)	—	(966)
Net investment income	—	100,590	20,239	120,829
Interest expense	—	—	8,231	8,231

Net income from life and annuity operations	$—	$12,020	$9,447	$21,467

Financial Operations:
Net premiums earned			$98,087	$98,087
Fee income and other			(146)	(146)
Net losses and loss expenses			26,177	26,177
Acquisition costs			14,008	14,008
Operating expenses (1)			32,773	32,773

Underwriting profit			$24,983	$24,983

Investment income — financial guarantee			$16,134	$16,134
Net realized and unrealized gains on weather and energy derivatives			5,105	5,105
Operating expenses — weather and energy (1)			15,581	15,581
Equity in net income of financial affiliates			29,254	29,254
Minority interest.			7,886	7,886

Contribution from financial operations			$52,009	$52,009

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Nine Months Ended September 30, 2003 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$436,255
Net realized and unrealized gains on investments and derivative instruments (3)				49,116
Equity in net income of investment and insurance affiliates				45,603
Interest expense (2)				133,862
Amortization of intangible assets				1,125
Corporate operating expenses				110,335
Minority interest				(2,095)
Income tax				45,929

Net Income				$716,728

General Operations:
Loss and loss expense ratio (4)	61.3%	70.7%		65.1%
Underwriting expense ratio (4)	27.1%	27.7%		27.3%

Combined ratio (4)	88.4%	98.4%		92.4%

            ______________
(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	This includes net realized gains on investments of $80.3 million, net realized and unrealized losses on investment derivatives of $7.5 million and net unrealized losses on credit derivatives of $23.7 million.
(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Nine Months Ended September 30, 2002:

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$1,968,844	$1,423,036	$—	$3,391,880
Fee income and other	23,159	12,869	—	36,028
Net losses and loss expenses	1,280,730	1,008,838	—	2,289,568
Acquisition costs	314,341	306,418	—	620,759
Operating expenses (1)	295,492	79,651	—	375,143
Exchange gains	(31,061)	(15,891)	—	(46,952)

Underwriting profit	$132,501	$56,889	$—	$189,390

Life and Annuity Operations:
Life premiums earned	$—	$836,073	$—	$836,073
Fee income and other	—	2	—	2
Claims and policy benefits	—	870,320	—	870,320
Acquisition costs	—	5,723	—	5,723
Operating expenses	—	3,611	—	3,611
Net investment income	—	58,606	—	58,606

Net income from life and annuity operations	$—	$15,027	$—	$15,027

Financial Operations:
Net premiums earned			$42,284	$42,284
Fee income and other			2,460	2,460
Net losses and loss expenses			9,032	9,032
Acquisition costs			6,020	6,020
Operating expenses (1)			30,935	30,935

Underwriting loss			$(1,243)	$(1,243)

Investment income — financial guarantee			$20,402	$20,402
Net realized and unrealized gains on weather and energy derivatives			17,934	17,934
Operating expenses — weather and energy (1)			11,450	11,450
Equity in net income of financial affiliates			1,988	1,988
Minority interest			6,629	6,629

Contribution from financial operations			$21,002	$21,002

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except ratios)

3.    Segment Information (continued)

Nine Months Ended September 30, 2002 (continued):

	Insurance	Reinsurance	Financial Products and Services	Total

Net investment income — general operations				$454,177
Net realized and unrealized losses on investments and derivative instruments (2)				(262,168)
Equity in net income of investment and insurance affiliates				36,199
Interest expense				133,576
Amortization of intangible assets				1,500
Corporate operating expenses				73,331
Minority interest				(101)
Income tax				61,140

Net Income				$184,181

General Operations:
Loss and loss expense ratio (3)	65.0%	70.9%		67.5%
Underwriting expense ratio (3)	31.0%	27.1%		29.4%

Combined ratio (3)	96.0%	98.0%		96.9%

            ______________
(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	This includes net realized losses on investments of $239.1 million, net realized and unrealized losses on investment derivatives of $12.5 million, and net unrealized losses on credit derivatives of $10.6 million.
(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.    Segment Information (continued)

The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Quarter Ended September 30, 2003:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$795,603	$579,527	$532,528
Casualty reinsurance	330,019	333,039	260,628
Property catastrophe (2)	63,750	19,821	72,904
Other property	423,768	241,329	351,902
Marine, energy, aviation and satellite	263,406	200,542	214,499
Accident and health	13,487	10,187	21,125
Other insurance (1)	164,009	109,378	139,866
Other reinsurance (1)	54,569	50,080	70,261

Total general operations	2,108,611	1,543,903	1,663,713
Financial Operations	91,642	89,585	35,307
Life and Annuity Operations	88,988	84,296	86,428

Total	$2,289,241	$1,717,784	$1,785,448

Quarter Ended September 30, 2002:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$591,682	$404,144	$390,787
Casualty reinsurance	257,744	251,722	197,518
Property catastrophe (2)	87,966	(8,961)	66,002
Other property	382,548	267,922	303,946
Marine, energy, aviation and satellite	232,268	178,816	166,842
Accident and health	37,437	26,430	50,677
Other insurance (1)	118,278	95,180	86,482
Other reinsurance (1)	103,855	87,172	82,427

Total general operations	1,811,778	1,302,425	1,344,681
Financial Operations	42,880	26,205	16,917
Life and Annuity Operations	793,074	787,503	786,383

Total	$2,647,732	$2,116,133	$2,147,981

______________
See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

3.    Segment Information (continued)

The following tables summarize the Company’s gross premiums written, net premiums written and net premiums earned by line of business:

Nine Months Ended September 30, 2003:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$2,264,093	$1,625,595	$1,434,288
Casualty reinsurance	1,109,247	1,014,889	715,246
Property catastrophe	306,733	252,561	185,943
Other property	1,454,679	994,583	985,242
Marine, energy, aviation and satellite	1,022,211	801,991	727,611
Accident and health	87,374	76,168	69,952
Other insurance (1)	361,087	235,396	271,232
Other reinsurance (1)	349,274	294,208	175,606

Total general operations	6,954,698	5,295,391	4,565,120
Financial Operations	242,674	238,047	98,087
Life and Annuity Operations	276,201	245,312	249,681

Total	$7,473,573	$5,778,750	$4,912,888

Nine Months Ended September 30, 2002:

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

General Operations:
Casualty insurance	$1,663,483	$1,185,941	$925,277
Casualty reinsurance	914,183	828,620	556,345
Property catastrophe	350,452	215,459	179,901
Other property	1,344,602	910,043	775,978
Marine, energy, aviation and satellite	839,507	589,297	448,780
Accident and health	134,548	101,121	117,871
Other insurance (1)	479,399	411,433	255,395
Other reinsurance (1)	267,920	212,431	132,333

Total general operations	5,994,094	4,454,345	3,391,880
Financial Operations	145,001	123,301	42,284
Life and Annuity Operations	851,570	836,000	836,073

Total	$6,990,665	$5,413,646	$4,270,237

______________

(1)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

(2)	Property catastrophe net premiums written reflected the renewal of a significant portion of the Company’s retrocession program during the quarters ended September 30, 2003 and 2002.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

4. Unpaid Losses and Loss Expenses

During the quarter ended September 30, 2003, the Company incurred net losses and loss expenses of $184.0 million due to higher than expected losses in its North American reinsurance operations primarily from the 1997 to 2000 underwriting years for claims arising from general liability, medical malpractice, professional and surety lines written in the former NAC Re. Adverse development is the result of actual reported claims being greater than expected losses that are determined actuarially using historical loss development patterns.

The Company has begun an in depth claims audit and review of the ceding companies records in order to obtain more information to be able to estimate the ultimate loss reserves on this book of business as the information currently in the Company’s possession is insufficient to estimate any further adverse development. As a result of this claims audit and review, the Company may record additional net losses and loss expenses in the fourth quarter of 2003. In the event such losses occur, this could result in income statement charges in the fourth quarter of 2003 that could be material to the Company’s operating results and may negatively impact the Company’s financial strength, debt, claims paying and other ratings from external agencies.

5.    Notes Payable and Debt and Financing Arrangements

The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business and this facility was subsequently increased to $200.0 million which was fully utilized at September 30, 2003.

In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the "Credit Facilities"). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2007, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the credit facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion. As at September 2003 approximately $1.5 billion of this facility was in use.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500 million. This transaction also includes an insurance trust that provides the Company’s cedants with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the future option premiums of $102.5 million has been charged to "Contributed Surplus" by creating a deferred liability (included in "Other Liabilities") in the consolidated balance sheet during the quarter ended September 30, 2003. The Company began amortizing this liability in the third quarter 2003 with additional interest expense on a quarterly basis of approximately $1.0 million, decreasing slightly in subsequent periods, for the next 10 years.

The decline in the Company’s ordinary share price in the period prior to the second "put" date for the Liquid Yield Option Notes ™ ("LYONs") of September 7, 2003 resulted in an increase in the accretion rate on the LYONs for the subsequent twelve month period of 64.5 basis points, for a total rate of 3.52%. The additional cost was approximately $2.0 million. None of these securities were "put" to the Company on September 7, 2003 and all of such securities remain fully outstanding.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands)

6.     Exposures under Guaranties

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of th e contract.

The net outstanding exposure as at September 30, 2003 of financial guaranty aggregate insured portfolios was $48.2 billion, which includes credit derivative exposures of $10.6 billion. The carrying value for these credit derivatives was a net liability of $128.0 million at September 30, 2003.

7.    Derivative Instruments

The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

The following table summarizes the net realized and unrealized (losses) gains on derivative instruments included in net income for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Credit derivatives	$(1,752)	$(1,788)	$(23,682)		$(10,556)
Weather and energy risk management derivatives	(10,528)	14,022	5,105		17,934
Investment derivatives	(16,066)	(2,750)	(7,533)		(12,504)

Net realized and unrealized (losses) gains on derivatives	$(28,346)	$9,484	$(26,110)	$	) (5,126

8.    XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc ("XLFE") is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $2.5 billion as of December 31, 2002.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands except share and per share amounts)

9.    Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Basic earnings per ordinary share:
Net income	$109,051	$186,436	$716,728	$184,181
Less: preference share dividends	(10,080)	(2,369)	(30,241)	(2,369)

Net income available to ordinary shareholders	$98,971	$184,067	$686,487	$181,812

Weighted average ordinary shares outstanding	136,826	135,790	136,774	135,551
Basic earnings per ordinary share	$0.72	$1.36	$5.02	$1.34

Diluted earnings per ordinary share:
Net income	$109,051	$186,436	$716,728	$184,181
Less: preference share dividends	(10,080)	(2,369)	(30,241)	(2,369)

Net income available to ordinary shareholders	$98,971	$184,067	$686,487	$181,812

Weighted average ordinary shares outstanding—basic	136,826	135,790	136,744	135,551
Average stock options outstanding (1)	1,597	1,559	1,426	1,740

Weighted average ordinary shares outstanding—diluted	138,423	137,349	138,170	137,291

Diluted earnings per ordinary share	$0.71	$1.34	$4.97	$1.32

Dividends per ordinary share	$0.48	$0.47	$1.44	$1.41

______________
(1) Net of shares repurchased under the treasury stock method.

Future weighted average number of shares outstanding may be affected by the convertible debt issued by the Company during 2001. Due to the contingent nature of the conversion features of the debt, there was no effect on diluted earnings per share for the three and nine months ended September 30, 2003 and September 30, 2002.

10.    Annuity and Life Re (Holdings), Ltd.

The Company recognized an other than temporary decline in the value of its investment in Annuity & Life Re (Holdings) Ltd., an insurance affiliate, of $40.9 million in the quarter ended March 31, 2003. The investment was written down to its fair value of $2.1 million as at March 31, 2003. There was no decline in the fair value between March 31, 2003 and September 30, 2003.

During the quarter ended September 30, 2003, the Company exercised its rights to terminate a retrocession agreement with Annuity and Life Reassurance, Ltd ("ALRe") related to certain blocks of U.S. based term life mortality reinsurance business novated to the Company from ALRe in December 2002.

11.    Business Combinations

During the quarter ended September 30, 2003, the Company exercised its option and settled the liability related to the purchase of the remaining 33% ownership of Le Mans Re from Les Mutuelles du Mans Assurances Group ("MMA") for approximately $161.2 million. Additional goodwill and intangible assets of approximately $22.0 million was created with this settlement. In connection with this transaction, the Company cancelled a retrocession agreement with MMA effective January 1, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002
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

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements" below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

See the discussion of the Company’s critical accounting policies in Item 7 of the Company’s Form 10-K for the year ended December 31, 2002. That discussion is updated for the disclosures below.

Unpaid Losses and Losses Expenses

As disclosed in Item 7 of the Company’s Form 10-K for the year ended December 31, 2002, the total net unpaid loss and loss expense reserves includes both reported and incurred but not reported ("IBNR") reserves. IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies. At December 31, 2002 the Company had net unpaid loss and loss expense reserves of $1.6 billion related to its casualty reinsurance business, including approximately $500.0 million specifically related to its North American casualty reinsurance business for the 1997 to 2000 accident years. Casualty business generally has a longer tail (meaning a longer period of time between receipt of the premium and the ultimate settlement of the claim) than the Company’s other lines of business. Reinsurance operations also, by their nature, add further complications to the reserving process in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company through a broker to the reinsurer. As a result, more judgment is used to establish reserves for ultimate claims in the Company’s casualty reinsurance operations than most of the other lines of business.

During the quarter ended September 30, 2003, the Company had adverse prior period development of the North American casualty reinsurance reserves and incurred net losses and loss expenses of $184.0 million. This adverse prior period development was mainly due to higher than expected losses for the 1997 to 2000 underwriting years related to claims arising from the former NAC Re book of business, primarily from general liability, medical malpractice, professional and surety lines. Adverse development is the result of actual reported claims being greater than expected losses that the Company determines actuarially using historical loss development patterns.

The Company has begun an in depth claims audit and review of the ceding companies records in order to obtain more information to be able to estimate the ultimate loss reserves on this book of business as the information currently in the Company’s possession is insufficient to estimate any further adverse development. As a result of this claims audit and review, the Company may record additional net losses and loss expenses in the fourth quarter of 2003. In the event such losses occur, this could result in income statement charges in the fourth quarter of 2003 that could be material to the Company’s operating results and may negatively impact the Company’s financial strength, debt, claims paying and other ratings as mea sured by external agencies.

See further discussion below "Reinsurance- General Operations".

Results of Operations

The following table presents a summary of the Company’s net income available to ordinary shareholders for the three months ended September 30, 2003 and 2002:

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30

	2003	2002

Net income available to ordinary shareholders	$98,971	$184,067

Earnings per ordinary share — basic	$0.72	$1.36
Earnings per ordinary share — diluted	$0.71	$1.34
Weighted average number of ordinary shares and ordinary share equivalents — basic	136,826	135,790

Weighted average number of ordinary shares and ordinary share equivalents — diluted	138,423	137,349

Net income available to ordinary shareholders decreased in the third quarter of 2003 compared to the third quarter of 2002 primarily due to a decrease in underwriting profit related to the Company’s general reinsurance operations. In the quarter ended September 30, 2003, the Company had an increase in net losses incurred of $184.0 million pre tax (approximately $160.0 million after tax) for higher than expected losses in its North American reinsurance operations primarily from newly reported casualty claims for the 1997 to 2000 underwriting years. This is discussed further in the reinsurance general operations segment below. The decrease in net income in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 was partially offset by an increase in net pr em iums earned from continued pricing increases and new business written in 2003 for the Company’s general insurance and reinsurance operations. In addition, there has been an increase in the Company’s equity earnings from investment affiliates in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Segments

Insurance Operations

General insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, integrated risk and primary property and liability coverages. Specialty lines products include directors and officers liability insurance, environmental liability insurance, political risk insurance, professional liability insurance, aviation and satellite insurance, employment practices liability insurance, surety, marine and energy insurance, specie, bloodstock and other insurance covers including program business. No life insurance business has been written in this segment. A large part of the Company’s casualty insurance business written has lo ss experience that is low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by using strict underwriting guidelines and various reinsurance arrangements.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended September 30,

	2003	2002	% Change

Net premiums earned	$995,857	$838,112	18.8%
Fee income and other	2,648	5,728	(53.8)%
Net losses and loss expenses	611,617	511,554	19.6%
Acquisition costs	154,549	154,732	(0.1)%
Operating expenses	119,184	95,278	25.1%
Exchange gains	(6,477)	(6,768)	(4.3)%

Underwriting profit	$119,632	$89,044	34.4%

Net premiums earned increased in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 primarily due to continued growth in net premiums written from significant pricing increases, new business written and increased net retentions during 2003. The largest pricing increases in 2003 were in the professional liability, other casualty and aviation lines of business. Casualty insurance net premiums earned increased from $390.8 million in the third quarter of 2002 to $532.5 million in the third quarter of 2003. Growth in net premiums earned in the third quarter of 2003 from 2002 was partially offset by a reduction in net premiums written and earned related to the non-renewal of certain selected portfolios and the restructuring of certain Lloyd’s portfolios.

Fee income and other declined in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to the discontinuance at the end of 2002 of consulting and administration services provided by the Company for employee benefit plans of unrelated companies.

Exchange gains in the quarters ended September 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily U.K. sterling and euros, in those operations that transact in multiple currencies. The gain in the third quarter of 2003 was partially reduced by a hedge put in place by the Company in February 2003 to cover part of its exposure to a U.K. sterling reinsurance recoverable balance.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30

	2003	2002

Loss and loss expense ratio	61.4%	61.0%
Underwriting expense ratio	27.5%	29.9%

Combined ratio	88.9%	90.9%

The loss and loss expense ratio increased slightly in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 due primarily to an increase in reported professional liability losses of approximately $65.0 million. This was partially offset by a release of prior year loss reserves of approximately $25.0 million related to business written by the Company’s Lloyd’s syndicates, mainly other insurance lines, where reported losses are developing lower than expected. In addition, the current year loss ratios for certain other professional liability business are lower than last year due to increases in premium rates and improved terms and conditions.

The decrease in the underwriting expense ratio from 29.9% in the third quarter of 2002 to 27.5% in the third quarter of 2003 is due to a reduction in the acquisition expense ratio from 18.5% to 15.5%. This decrease is due primarily to a general reduction in commissions as well as a change in the mix of business being earned with a higher component of casualty business. The operating expense ratio increased slightly from 11.4% to 12.0% in the third quarter of 2003 due to an increase in costs supporting infrastructure growth.

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

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended September 30

	2003	2002	% Change

Net premiums earned	$667,856	$506,569	31.8%
Fee income and other	1,865	3,464	(46.2)%
Net losses and loss expenses	558,047	316,645	76.2%
Acquisition costs	152,978	113,909	34.3%
Operating expenses	33,411	29,944	11.6%
Exchange gains	(247)	(8,614)	(97.1)%

Underwriting (loss) profit	$(74,468)	$58,149	NM

* NM — Not Meaningful

Net premiums earned in the third quarter of 2003 increased 31.8% compared to the third quarter of 2002 primarily due to the continued growth in business written in 2003 and 2002. Growth in business written is mainly due to pricing increases and new business written, primarily in the casualty lines and international property lines. Casualty reinsurance net premiums earned increased from $197.5 million in the third quarter of 2002 to $260.6 million in the third quarter of 2003.

Fee income and other decreased in the third quarter of 2003, due to a decline in fees earned on deposit liability contracts. Fee income and other is expected to vary in future periods as earning patterns are due to contractual terms and conditions.

The net exchange gains in the quarters ended September 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily the euro, in those operations that transact in multiple currencies. The decrease in the net exchange gain in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 is due primarily to the relative amount of the exchange rate decline of the U.S. dollar against these currencies.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30

	2003	2002

Loss and loss expense ratio	83.6%	62.5%
Underwriting expense ratio	27.9%	28.4%

Combined ratio	111.5%	90.9%

The increase in the loss and loss expense ratio in the third quarter of 2003 as compared to the third quarter of 2002 is due primarily to an increase in net losses incurred of $184.0 million related to higher than expected losses in its North American reinsurance operations mainly from newly reported casualty claims for the 1997 to 2000 underwriting years. These lines of business include general liability, medical malpractice, professional and surety lines.

The Company merged with NAC Re (now known as XL Reinsurance America, Inc) ("XLRA") in mid 1999. Since the merger, reported losses to XLRA have exceeded expected loss development, increasing estimated ultimate loss and loss expenses each year. During the year ended December 31, 2002, adverse development of $215.0 million was recorded, increasing the total adverse development on reserves assumed at the time of the merger to $580.0 million.

The Company’s expected loss development is actuarially determined based on historical claims analysis and projected trends. Actual reported losses may vary from expected loss development from quarter to quarter. Generally, as an underwriting year matures, the level of newly reported claims decreases and typically, unless the Company receives additional reported claims that are significantly higher or lower than expected, estimated ultimate loss reserves are not adjusted prior to a full actuarial review.

During the quarter ended September 30, 2003, the Company received a significant increase, approximately $83.0 million, in reported claims in excess of the Company’s expected claims development. In addition, during the third quarter the Company completed an actuarial review for the longer tail lines, including the liability and surety lines at XLRA, using data evaluated as of March 31, 2003. As a result, the Company recorded an increase in net unpaid losses and loss expenses of $184.0 million in the quarter ended September 30, 2003 to reflect this adverse loss development.

As a result of this significant prior period adverse loss development, the Company has begun an extensive claims review of the relevant cedents. This in depth claims review should enable the Company to have more complete information to be able to determine ultimate loss reserves. The results of this review may result in the Company having to record additional net incurred losses for this business in the fourth quarter of 2003. In the event such losses occur, this could result in income statement charges in the fourth quarter of 2003 that could be material to the Company’s operating results and may negatively impact the Company’s financial strength, debt, claims paying and other ratings as measured by external agencies. As a result, the Company also may be required to raise additional capital, for ratings or regulatory purposes in the event such losses occur. The Company would attempt to satsify any such additional capital requirements through the issuance of non-common equity (ordinary share capital) instruments to the extent practicable consistent with applicable rating agency and regulatory requirements. See "—Financial Condition and Liquidity" for further information.

In the quarter ended, September 30, 2002 the Company had losses incurred of approximately $30.0 million related to the European floods. Excluding this loss and excluding the adverse prior period development in the quarter ended September 30, 2003, the loss and loss expenses ratio was 56.0% in both periods.

The small decrease in the underwriting expense ratio in the third quarter of 2003 as compared to the third quarter of 2002 was primarily due to a decrease in the operating expense ratio (5.9% to 5.0%) driven by the larger increase in net premiums earned. Operating expenses do not change in direct proportion to net premiums earned. This was partially offset by a nominal increase in the acquisition expense ratio (22.9% as compared to 22.5%) in the third quarter of 2002 due primarily to an increase in profit commissions and a change in business mix, reflecting the growth in certain lines mentioned above.

Reinsurance — Life and Annuity Operations

Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes net income from life and annuity operations:
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30

	2003	2002	% Change

Net premiums earned	$62,600	$786,383	NM
Claims and policy benefits	81,460	803,741	NM
Acquisition costs	6,880	3,852	78.6
Operating expenses	2,012	1,337	50.5%
Exchange losses	2,648	—	NM
Net investment income	35,446	26,263	35.0%

Net income from life and annuity operations	$5,046	$3,716	35.8%

Net premiums earned in the three months ended September 30, 2002 included a large contract written consisting of a U.K. portfolio of annuities. This contract increased net premiums earned and claims and policy benefits by $762.7 million and $776.8 million, respectively. While the Company expects to write more of these contracts, the frequency of these transactions will likely be irregular. Excluding this contract, all of the above items increased in the third quarter of 2003 as compared to 2002 primarily as a result of new annuity business and term life business written and earned in the quarter as the Company continues to expand its life reinsurance operations in Europe.

Claims and policy benefits include reserves related to new business written in the quarter and the accretion of policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract. Net investment income earned on these assets is included above in the calculation of net income from life and annuity operations.

Financial Products and Services — Financial Operations

Financial Products and Services business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance, municipal reinvestment contracts and funding agreements, customized or tailored financial solutions and weather and energy risk management products. The Company also maintains at risk trading positions and runs various basis risks in offering its products. Certain but not all of these positions may be used to partially hedge portions of the risks underwritten.

Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or upfront. Guaranties written in credit derivative form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation. The Company typically does not attempt to hedge its financial guarantee exposures.

The Company’s weather and energy risk management products include customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage portions of their financial exposure to variations in underlying weather conditions and related energy markets. The Company may use the capital markets to hedge portions of these risks written.

Financial affiliates includes the Company’s 20% ownership in FSA International Ltd, a financial guarantee insurer, and 42% of Primus Guaranty Ltd ("Primus"), a provider of single name credit risk protection.

The following table summarizes the contribution for this segment:
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30

	2003	2002	% Change

Net premiums earned	$35,307	$16,917	108.7%
Fee income and other	(655)	890	NM
Net losses and loss expenses	3,894	6,006	(35.2)%
Acquisition costs	4,969	17	NM
Operating expenses	10,467	11,586	(9.7)%

Underwriting profit	$15,322	$198	NM

Net investment income — financial guarantee	$5,461	$7,782	(29.8)%
Net realized and unrealized (losses) gains on weather and energy derivatives	(10,528)	14,022	NM
Operating expenses — weather and energy	4,771	4,371	9.2%
Equity in net income (loss) of financial affiliates	12,078	(500)	NM
Minority interest	2,588	2,494	3.8%

Contribution from financial operations	$14,974	$14,637	2.3%

Net realized and unrealized losses on credit default swaps	$(1,752)	$(1,788)	(2.0)%

Net premiums earned increased in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to continuing growth in new financial guaranty business written and the earning of financial guarantee business written in prior periods. In addition, a small portion of the increase in net premiums earned related to the Company’s power outage product, which was introduced in 2003.

Net losses and loss expenses in the quarter ended September 30, 2003 decreased as compared to the third quarter ended September 30, 2002 and included a reduction in reserves of $4.8 million relating to business written and earned in prior periods.

Acquisition costs increased by approximately $5.0 million in the third quarter of 2003 as compared to the third quarter of 2002 due to an increase in ceding commissions paid, lower reinsurance commissions received and increased amortization of deferred underwriting expenses.

Operating expenses decreased in the third quarter of 2003 as compared to the third quarter of 2002 due to an increase in the level of underwriting expenses deferred. The expense amount deferred is based upon the amount of net premium written and is subsequently amortized through acquisition costs to match the recognition of earned premium.

Net investment income related to financial guaranty business decreased in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to lower interest rates.

The net realized and unrealized losses on weather and energy derivatives in the third quarter of 2003 of $10.5 million reflected a positive mark-to-market of weather based exposures that was more than offset by a negative mark to market of natural gas based exposures, due to decline in natural gas prices during the quarter. In the third quarter of 2002, the Company had net gains of $14.0 million due primarily from the positive mark-to-market of weather based exposures.

The equity in net income from financial affiliates increased in the third quarter of 2003 as compared to the second quarter of 2002 due primarily to increased earnings at Primus resulting from growth in underlying protection written as well as the significant narrowing of credit spreads relative to spreads when the protection was originally sold, which resulted in mark-to-market gains at Primus.

The increase in minority interest in the third quarter of 2003 as compared to the third quarter of 2002 is due to an increase in the profitability of the Company’s subsidiary, XL Financial Assurance Ltd. of which 15% is held by a minority shareholder.

In prior periods, the Company’s credit derivatives written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company manages all credit default swap transactions in this segment and prior period segment results have been reclassified to conform to this change. The Company recorded net unrealized losses of $1.8 million in the quarters ended September 30, 2003 and 2002, related to the fair value adjustment for credit default swaps. These unrealized losses reflect market price changes for obligations of similar type and quality which trade in the capital markets, as well as changes in the underlying credit quality for certain credit pools. The vast majority of financial guaranty coverage that is written in swap form pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 84% covering "A" to "AAA" tranches.

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

The following summarizes net income from life and annuity operations:
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30

	2003	2002

Net premiums earned	$23,828	$—
Fee income and other	62	—
Claims and policy benefits	18,494	—
Acquisition costs	4,537	—
Operating expenses	2,083	—
Net investment income	7,690	—
Interest expense	3,304	—

Net income from life and annuity operations	$3,162	$—

Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business written that were novated to the Company from Annuity and Life Reassurance, Ltd ("ALRe") in December 2002. Net premiums earned, claims and policy benefit reserves and acquisition costs all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right to terminate a retrocession agreement of certain of these exposures with ALRe.

Operating expenses reflect the build-out of the overall life and annuity business, including expenses associated with the municipal reinvestment contract business.

Net investment income in the third quarter of 2003 related to investment assets acquired in connection with the acquisition of future policy benefit reserves and interest earned on the municipal reinvestment contracts and funding agreements written.

Interest expense relates to the accretion of the deposit liabilities associated with the municipal reinvestment contracts and funding contracts written in this segment. At September 30, 2003, the Company had balances of approximately $1.1 billion of municipal reinvestment contracts and $565.0 million of funding agreements.

Investment Activities

The following table illustrates the change in net investment income for general operations and net realized and unrealized losses on investments and investment derivative instruments for the quarters ended September 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30

	2003	2002	% Change

Net investment income — general operations	$142,166	$153,270	(7.2)%
Equity in net income (loss) of investment affiliates (Note 1)	26,240	(1,976)	NM
Net realized losses on investments	(8,693)	(23,086)	(62.3)%
Net realized and unrealized (losses) gains on investment derivative instruments	(16,066)	(2,750)	NM %

Note 1. Equity in net income of investment affiliates for the quarter ended September 30, 2003 includes income on the alternative investment portfolio for the three months ending August 31, 2003 as compared to three months ended September 30, 2002 in the quarter ended September 30, 2002. It is necessary to record the investment affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the Securities and Exchange Commission ("SEC"). The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the accelerated quarter close.

Net investment income related to general operations decreased in the third quarter of 2003 as compared to the third quarter of 2002 due primarily to a decline in investment yields on the portfolio which was partially offset by a higher investment base. The growth in the investment base reflects the Company’s strong cash flow from operations. The market yield to maturity on the total fixed income portfolio was 3.9% at September 30, 2003 as compared to 5.1% at September 30, 2002.

Equity in net income of investment affiliates increased in the third quarter of 2003 included improved performance of certain of the Company’s investment funds and investments in management companies as compared to lower overall returns on these funds and a loss from investment management companies in the third quarter of 2002.

At September 30, 2003 and 2002, approximately 70% and 60% respectively of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e., assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio (approximately 30% and 40% respectively) that could be meaningfully compared to public market indices, the following is a summary of the investment performance for the third quarters of 2003 and 2002:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	0.1%	3.7%
Lehman Aggregate Bond Index	(0.1) %	4.6%

Relative Performance	0.2%	(0.9)%

U.S. Investment Grade, Low Duration	2.1%	0.1%
Salomon 1-3 Year Treasury Index	0.4%	2.4%

Relative Performance	1.7%	(2.3)%

Euro Aggregate, Unhedged	0.4%	3.7%
Lehman Euro Aggregate Index	0.3%	4.6%

Relative Performance	0.1%	(0.9)%

Pan European, Hedged	1.6%	4.6%
Merrill U.K. / Merrill Pan Europe Composite	1.1%	5.9%

Relative Performance	0.5%	(1.3)%

U.K. Sterling, Unhedged (Note 1)	N/A	4.5%
Merrill U.K. Sterling Broad Index, 1-10 Years (Note 1)	N/A	4.2%

Relative Performance	N/A	0.3%

	Quarter ended September 30, 2003	Quarter ended September 30, 2002

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	1.0%	(1.2)%
Investment Grade / High Yield Composite	0.5%	2.3%

Relative Performance	0.5%	(3.5)%

U.S. High Yield	2.8%	0.5%
CS First Boston High Yield Index	3.0%	(2.8)%

Relative Performance	(0.2)%	3.3%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	4.0%	(14.8)%
Russell 1000 Growth Index	3.9%	(15.0)%

Relative Performance	0.1%	0.2%

U.S. Large Cap Value Equity	3.6%	(17.7)%
Russell 1000 Value Index	2.0%	(18.9)%

Relative Performance	1.6%	1.2%

U.S. Small Cap Equity	9.7%	(20.6)%
Russell 2000 Index	9.0%	(21.4)%

Relative Performance	0.7%	0.8%

Non-U.S. Equity	11.2%	(19.2)%
MSCI EAFE Index	8.1%	(19.7)%

Relative Performance	3.1%	0.5%

Risk Asset Portfolios — Alternative Investments

Alternative Investments (Note 2)	0.9%	0.0%
Standard and Poor’s 500 Index (Note 2)	5.1%	(17.3)%

Relative Performance	(4.2)%	17.3%

Note 1. All Sterling portfolios are now managed relative to custom liability benchmarks. Comparisons to market indices are no longer relevant.

Note 2. The alternative investment portfolio returns and the Standard and Poor’s 500 Index returns for the quarter ended September 30, 2003 includes returns for the three months ending August 31, 2003, as compared with three months ended September 30, 2002 in the quarter ended September 30, 2002. It is necessary to record the investment affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the accelerated quarter close.

Net realized losses on investments in the third quarter of 2003 included net realized losses of $3.7 million from sales of investments and net realized losses of approximately $5.0 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net realized losses on investments in the third quarter of 2002 of $23.1 million included net realized gains of approximately $7.4 million from sales of investments and realized losses of approximately $30.5 million relating to the write-down of securities due to an other than temporary decline in the value of those investments.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include : (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the c os t of the security is written down to fair value and the previously unrealized loss is therefore realized.

Net Unrealized Gains and Losses on Investments

At September 30, 2003, the Company had net unrealized gains on fixed income securities of $566.9 million and net unrealized losses on equities of $3.0 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $88.2 million and $10.5 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2003 shows the potential effect on the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

At September 30, 2003, approximately 2,830 fixed income securities out of a total of approximately 17,685 securities were in an unrealized loss position. The largest unrealized loss in the fixed income portfolio was $6.6 million. Approximately 540 equity securities out of a total of approximately 3,120 securities were in an unrealized loss position at September 30, 2003 with the largest individual loss being $0.9 million.

The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2003 had been in a continual unrealized loss position:
(U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	Amount of unrealized loss at September 30, 2003

Fixed Income and Short-Term	Less than six months	$71,297 71,297
	At least 6 months but less than 12 months	9,898
	At least 12 months but less than 2 years	6,219
	Over 2 years	777

	Total	$88,191

Equities	Less than six months	$5,665
	At least 6 months but less than 12 months	3,705
	At least 12 months but less than 2 years	1,036
	Over 2 years	53

	Total	$10,459

At September 30, 2003, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:
(U.S. dollars in thousands)

Maturity profile in years of fixed income securities in a continual unrealized loss position	Amount of unrealized loss at September 30, 2003

Less than 1 year remaining	$2,385
More than 1 and less than 5 years remaining	10,176
More than 5 and less than 10 years remaining	30,093
More than 10 and less than 20 years remaining	17,609
20 years or more remaining	20,341
Mortgage backed securites	7,587

Total	$88,191

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 5.3% of the total fixed income portfolio market value at September 30, 2003. The change in fair value of these securities may have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at September 30, 2003, $12.3 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)

Length of time in a continual unrealized loss position	Amount of unrealized loss at September 30, 2003

Less than six months	$7,726
At least 6 months but less than 12 months	807
At least 12 months but less than 2 years	3,445
More than 2 years	360

Total	$12,338

Investment derivatives

Net realized and unrealized gains and losses on investment derivatives in the third quarter of each of 2003 and 2002 resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. In addition, in the third quarter of 2003, the Company incurred a realized loss of $8.2 million related to a forward foreign exchange contract with respect to its settlement of a Euro liability in connection with the acquisition of Le Mans Re (now known as XL Re Europe). See "Financial Condition and Liquidity" and Item 3, "Quantitative and Qualitative Disclosure About Market Risk", for a more detailed analysis.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30

	2003	2002	% Change

Equity in net income of insurance affiliates	$—	$(401)	NM
Amortization of intangible assets	375	875	(57.2)%
Corporate operating expenses	41,383	25,903	59.8%
Interest expense	46,367	51,815	(10.5)%
Minority interest	(1,825)	—	NM
Income tax expense	14,890	24,286	(38.7)%

Corporate operating expenses in the quarter ended September 30, 2003 increased compared to the three months ended September 30, 2002 due primarily to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations and costs related to the Company’s global branding campaign. Corporate operating expenses in the quarter ended September 30, 2003 also included stock option expense of $1.7 million.

The decrease in interest expense reflected a lower accretion charge on the deposit liabilities and a decrease in interest expense relating to notes payable and debt. Accretion on the deposit liabilities for the three months ended September 30, 2003 and 2002 were $22.4 million and $26.7 million, respectively. This decrease reflects an adjustment in the accretion rate subsequent to the third quarter 2002 due to a favorable development of expected payment patterns. Interest expense relating to notes payable and debt declined from $25.1 million to $22.9 million due to the inclusion of amortization of debt issuance expenses in the third quarter of 2002 related to the issue of the Liquid Yield Option Notes ("LYONS") in 2001. These debt issuance expenses were amortized to the first put date which re sulted in no comparable expense in the current quarter. In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million ("ABC securities"). In connection with this transaction, the fair value of the future put premium costs have been transferred from contributed surplus to a liability during the quarter ended September 30, 2003 and an interest expense of approximately $1.0 million recorded. The amortization of this liability will result in additional interest expense of approximately $1.0 million, on a quarterly basis, and decreasing in subsequent periods, for the next 10 years. See "Financial Condition and Liquidity" for further information.

Minority interest in the quarter ended September 30, 2003 relates to a net loss incurred in one of the Company’s insurance subsidiaries where the Company owns 91%. Net income of this subsidiary was flat for the quarter ended September 30, 2002.

The decrease in the Company’s income taxes arose principally from a decrease in the profitability of certain of the Company’s U.S. operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(U.S. Dollars in thousands, Except Per Share Amounts)

Results of Operations

The following table presents a summary of the Company’s net income available to ordinary shareholders for the nine months ended September 30, 2003 and 2002:

(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Nine Months Ended September 30

	2003	2002

Net income available to ordinary shareholders	$686,487	$181,812

Earnings per ordinary share — basic	$5.02	$1.34
Earnings per ordinary share — diluted	$4.97	$1.32
Weighted average number of ordinary shares and ordinary share equivalents — basic	136,744	135,551

Weighted average number of ordinary shares and ordinary share equivalents — diluted	138,170	137,291

Net income available to ordinary shareholders increased significantly in the first nine months of 2003 compared to the first nine months of 2002 primarily due to two factors. First, in the nine months ended September 30, 2003, net realized gains on investments were $80.3 million as compared to net realized losses on investments of $239.1 million in the nine months ended September 30, 2002. Net realized losses on investments in the first nine months of 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $110.5 million of certain fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments.

Second, there was an increase in the underwriting profit from the Company’s general insurance and reinsurance operations from $189.4 million in the first nine months of 2002 to $401.4 million in the first nine months of 2003. This increase in underwriting profit was primarily due to additional loss reserves of $200.0 million recorded in the third quarter of 2002 related to the September 11 event. In addition, the increase in underwriting profit has been due to growth in net premium earned from pricing increases in renewal and new business written. The increase in net premium earned was partially offset by incurred losses in the third quarter of 2003 from the reinsurance general operations, related to prior period adverse development of $184.0 million, in the Company’s North American casualty business written mainly for the underwriting years 1997 to 2000. This is discussed further in the "Segments" below.

Segments

Insurance Operations

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited) Nine Months Ended September 30,

	2003	2002	% Change

Net premiums earned	$2,747,163	$1,968,844	39.5%
Fee income and other	6,365	23,159	(72.5)%
Net losses and loss expenses	1,684,825	1,280,730	31.6%
Acquisition costs	422,828	314,341	34.5%
Operating expenses	321,977	295,492	9.0%
Exchange gains	(5,709)	(31,061)	(81.6)%

Underwriting profit	$329,607	$132,501	148.8%

Net premiums earned increased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to growth in net premiums written from continued significant pricing increases, new business written, and increased net retentions. The largest pricing increases in 2003 were in the professional liability, other casualty and aviation lines of business. Casualty insurance net premiums earned increased from $925.3 million in the first nine months of 2002 to $1.4 billion in the first nine months of 2003. Growth in net premiums earned in the first nine months of 2003 compared to the same period in 2002 was partially offset by a reduction in net premiums written related to the non-renewal of certain business written by the Company’s Lloyd’s syndic at es.

Fee income and other declined in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to the discontinuance at the end of 2002 of consulting and administration services provided by the Company for employee benefit plans of unrelated companies.

Exchange gains in the nine months ended September 30, 2003 and 2002 related primarily to an increase in the value of U.K. sterling against the U.S. dollar where the value of certain monetary net assets denominated in this currency increased. The gain in the nine months ended September 30, 2003 was partially reduced by a hedge put in place by the Company to cover part of its exposure to a U.K. sterling reinsurance recoverable balance.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30

	2003	2002

Loss and loss expense ratio	61.3%	65.0%
Underwriting expense ratio	27.1%	31.0%

Combined ratio	88.4%	96.0%

The loss and loss expense ratio decreased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to an increase of reserves of $73.0 million in the second quarter of 2002 for the September 11 event. Excluding this September 11 event increase in loss reserves, the loss and loss expense ratio was 61.3% in the nine months ended September 30, 2002. In the nine months ended September 2003, the loss ratio was affected by losses from the U.S. tornadoes in the second quarter of 2003 and several larger reported professional liability losses in the third quarter of 2003. These were offset by a reduction in the loss ratio due to improved rates, terms and conditions for new business written and earned.

The underwriting expense ratio was lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to both lower operational and acquisition expense ratios. The reduction in the operating expense ratio (11.7% for the nine months ended September 30, 2003 as compared to 15.0% for the nine months ended September 30, 2002) is due primarily to the growth in net premiums earned occurring at a greater rate than the growth in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned. The decrease in the acquisition expense ratio (15.4% for the nine months ended September 30, 2003 as compared to 16.0% for the nine months ended September 30, 2002) was primarily due to a general reduction in the level of commissions and a change in the mix of business being earned. The acquisition expense ratio in the nine months ended September 30, 2002 benefited from a decrease of approximately $19.3 million in acquisition expenses related to the purchase accounting treatment of deferred acquisition costs related to the acquired Winterthur International operations.

Reinsurance Operations

Reinsurance — General Operations

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)
	(Unaudited) Nine Months Ended September 30

	2003	2002	% Change

Net premiums earned	$1,817,957	$1,423,036	27.8%
Fee income and other	19,658	12,869	52.8%
Net losses and loss expenses	1,285,385	1,008,838	27.4%
Acquisition costs	399,193	306,418	30.3%
Operating expenses	104,665	79,651	31.4%
Exchange gains	(23,455)	(15,891)	47.6%

Underwriting profit	$71,827	$56,889	26.3%

Net premiums earned in the first nine months of 2003 increased 27.8% compared to the first nine months of 2002 due in part, to the continued strong growth and pricing increases in business written in 2003 and 2002. Pricing increases and improvements in underwriting terms and conditions in 2003 were primarily experienced in the casualty lines and international property lines. Casualty reinsurance net premiums earned were $556.3 million for the nine months of 2002 as compared to $715.2 million for the nine months of 2003.

Fee income and other increased in the nine months ended September 30, 2003 due to fees earned on deposit liability contracts in the first quarter of 2003. Fee income and other is expected to vary in future periods as earning patterns are due to contractual terms and conditions.

The net exchange gains in the nine months ended September 30, 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against other currencies, primarily euros, in the first six months of 2003 in those operations that transact in multiple currencies.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30

	2003	2002

Loss and loss expense ratio	70.7%	70.9%
Underwriting expense ratio	27.7%	27.1%

Combined ratio	98.4%	98.0%

There were no significant catastrophic losses affecting the Company in the nine months ended September 30, 2003. The slight decrease in the loss and loss expense ratio in the nine months ended September 30, 2003 compared to the same period of 2002 is due to several offsetting factors. First, there was an increase in reserves of $127.0 million in the third quarter of 2002 related to the September 11 event and $30.0 million related to the European floods. In the nine months ended September 30, 2003, there was an increase in net incurred losses of $184.0 million in the third quarter of 2003 related to prior period adverse development of the Company’s North American casualty business written mainly in the 1997 through 2000 underwriting years. Excluding the above mentioned items, the loss ratio in the nine months ended September 30, 2003 was 60.6%, on a comparable basis to 59.9% for the nine months ended September 30, 2002. This increase is primarily due to losses arising from the U.S. tornadoes in the second quarter of 2003, partially offset by improved terms and conditions and price increases on current year’s net premiums earned.

The increase in the underwriting expense ratio in the nine months ended September 30, 2003 as compared to the same period of 2002 is primarily due to an increase in both the operating expense and acquisition expense ratio. The increase in the operational expense ratio (5.7% as compared to 5.6%) related to a reduction in operating expenses from the effect of the recognition of a curtailment gain of approximately $8.0 million on a pension plan in the U.S. during the first nine months of 2002. Acquisition costs also increased as a percentage of net premiums earned in the first nine months of 2003 as compared to 2002 (22.0% as compared to 21.5%) primarily reflecting the profitability of the underlying business and, consequently, an increase in additional profit commissions due on certain contrac ts .

Reinsurance — Life and Annuity Operations

The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002	% Change

Net premiums earned	$202,442	$836,073	(75.8)%
Fee income and other	—	2	NM
Claims and policy benefits	264,996	870,320	(69.6)%
Acquisition costs	20,749	5,723	NM
Operating expenses	6,233	3,611	72.6%
Exchange gains	(966)	—	NM
Net investment income	100,590	58,606	71.6%

Net income from life and annuity operations	$12,020	$15,027	(20.0)%

* NM — Not Meaningful

Life net premiums earned in the nine months of 2002 included a large contract written in the third quarter of 2002 consisting of a U.K. portfolio of annuities. This contract increased net premiums earned and claims and policy benefits by $762.7 million and $776.8 million, respectively. Excluding this contract, all of the above items increased in the nine months ended September 30, 2003 as compared to 2002 as a result of new business written and earned as the Company continues to expand its life and annuity reinsurance operations in Europe. In addition, the Company wrote new annuity business and term life assurance business in the nine months ended September 30, 2003.

Claims and policy benefits, excluding this large contract, also increased in line with the growth in net premiums earned and include the accretion of policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract. Net investment income earned on these assets is included above in the calculation of net income or loss from life operations. Net investment income increased in the nine months of 2003 as compared to the nine months of 2002 due to an increase in the amount of life reinsurance investment assets, partially offset by a decline in interest yields over the same period.

Excluding this large contract, acquisition costs have increased by a larger percentage than the increase in net premiums earned in the first nine months of 2003 as compared to 2002 due to the change in mix of new business being earned, including the new term assurance business that carries a higher brokerage and commission cost as compared to other life and annuity business.

Operating expenses and net investment income both increased in the first nine months of 2003 as compared to the first nine months of 2002 due to the expansion of this business.

Exchange gains in the nine months ended September 30, 2003 related primarily to the decline in the value of the dollar against the value of the euro.

Financial Products and Services Operations

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002	% Change

Net premiums earned	$98,087	$42,284	132.0%
Fee income and other	(146)	2,460	(105.9)%
Net losses and loss expenses	26,177	9,032	189.8%
Acquisition costs	14,008	6,020	132.7%
Operating expenses	32,773	30,935	5.9%

Underwriting profit (loss)	$24,983	$(1,243)	NM

Net investment income – financial guarantee	$16,134	$20,402	(20.9)%
Net realized and unrealized gains on weather and energy derivatives	5,105	17,934	(71.5)%
Operating expenses— weather and energy	15,581	11,450	36.1%
Equity in net income of financial affiliates	29,254	1,988	NM
Minority interest	7,886	6,629	19.0%

Contribution from financial operations	$52,009	$21,002	147.6%

Net realized and unrealized losses on credit derivatives	$(23,682)	$(10,556)	(124.3)%

Net premiums earned increased in the first nine months of 2003 as compared to the first nine months of 2002 primarily due to continuing growth in new financial guaranty business written and the earning in the current period of financial guarantee business written in prior periods.

Net losses and loss expenses in the nine months ended September 30, 2003 increased as compared to the first nine months of 2002 due primarily to the Company’s policy of establishing incurred but not reported reserves, which increased compared to the previous year.

Acquisition costs increased in line with the increase in net premium earned in the first nine months of 2003 as compared to 2002.

Operating expenses related to both the financial guaranty and weather and energy businesses increased in the first nine months of 2003 as compared to the first nine months of 2002 due to the continued expansion of these operations.

Net investment income from financial guaranty operations declined in the nine months ended September 30, 2003 as compared to the nine months ended September 2002 primarily due to a decline in general market interest rates.

The fair value adjustment for weather and energy risk management derivative products in the first nine months of 2003 decreased as compared to the first nine months of 2002 due primarily to the negative mark-to-market of natural gas based exposures due to declines in natural gas prices during the third quarter of 2003.

Equity in net income of financial affiliates increased in the first nine months of 2003 as compared to the first nine months of 2002 primarily due to increased earnings in the second and third quarter of 2003 related to the Company’s investment in Primus. Primus had growth in underlying protection written as well as a significant narrowing of credit spreads in the second and third quarter of 2003 relative to spreads when the protection was originally sold.

The increase in minority interest in the first nine months of 2003 as compared to the first nine months of 2002 is due to an increase in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

In periods prior to January 1, 2003, the Company’s credit derivative transactions written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company manages all credit default swap transactions in this segment and prior period segment results have been amended to conform to this change. The Company recorded net unrealized losses of $23.7 million and $10.6 million in the nine months ended September 30, 2003 and 2002, respectively, related to the fair value adjustment for credit default swaps. These unrealized losses primarily arose in the second quarter of 2003 and 2002 from the deterioration of credit quality for certain credit pools. The vast majority of financial guaranty coverage that is written in swap form p er tains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 84% covering "A" to "AAA" tranches.

Financial Products and Services— Life and Annuity Operations

The Company commenced writing life and annuity business in this segment in the fourth quarter of 2002.

The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002

Net premiums earned	$47,239	$—
Fee income and other	112	—
Claims and policy benefits	37,741	—
Acquisition costs	5,997	—
Operating expenses	6,174	—
Net investment income	20,239	—
Interest expense	8,231	—

Net income from life and annuity operations	$9,447	$—

Net premiums earned related to certain blocks of U.S. based term life mortality reinsurance business written that were novated to the Company from ALRe in December 2002. Net premiums earned, claims and policy benefit reserves and acquisition costs all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its rights to terminate a retrocession agreement of certain of these exposures with ALRe.

Operating expenses reflect the continued build-out of the overall life and annuity business, including expenses associated with the municipal reinvestment contract business.

Net investment income in the nine months of 2003 related to investment assets acquired in connection with the acquisition of future policy benefit reserves and interest earned on investment assets related to the municipal reinvestment contracts and funding agreements written.

Interest expense relates to the accretion of the deposit liabilities associated with the municipal reinvestment contracts and funding contracts written in this segment. At September 30, 2003, the Company had balances of $1.1 billion of municipal reinvestment contracts and $565.0 million of funding agreements.

Investment Activities

The following table illustrates the change in net investment income for general operations and net realized and unrealized losses on investments and investment derivative instruments for the periods ended September 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002	% Change

Net investment income — general operations	$436,255	$454,177	(3.9)%
Equity in net income of investment affiliates (Note 1)	87,344	38,140	129.0%
Net realized gains (losses) on investments	80,331	(239,108)	NM
Net realized and unrealized losses on investment derivative instruments	(7,533)	(12,504)	(39.7)%

Note 1. Equity in net income of investment affiliates for the nine months ended September 30, 2003 includes income on the alternative investment portfolio for the eight months ending August 31, 2003 only, as opposed to nine months in the period ended September 30, 2002. It is necessary to record the investment fund affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the accelerated quarter close.

Net investment income related to general operations decreased in the first nine months of 2003 as compared to the first nine months of 2002 reflecting the continuing decline in yields partially offset by the growth in the investment base. During 2003 the growth in the total investment base was due primarily to net cash provided by operations. In 2002, the growth of the total investment base included the receipt of funds related to new debt and preferred shares issued by the Company in 2002 and net cash provided by operations and deposit liabilities. The yield on the fixed income portfolio was 3.9% at September 30, 2003 as compared to 5.1% at September 30, 2002.

Equity in net income of investment affiliates increased in the first nine months of 2003 compared to the first nine months of 2002 due mainly to strong performance of certain of the Company’s investment funds and investments in management companies as compared to lower overall returns on these funds and management companies in the third quarter of 2002. This is in addition to the fact that, as noted above, income for the alternative investment portfolio was for an eight month period only in the first nine months of 2003 as compared to nine months in the period ended September 30, 2002.

At September 30, 2003 and 2002, approximately 70% and 60% respectively of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e. assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio (approximately 30% and 40% respectively) that could be meaningfully compared to public market indices, the following is a summary of the investment performance for the first nine months of 2003 and 2002:

	Nine Months ended September 30, 2003	Nine Months ended September 30, 2002

Asset/Liability Portfolios

U.S. Investment Grade, Moderate Duration	4.4%	7.1%
Lehman Aggregate Bond Index	3.8%	8.6%

Relative Performance	0.6%	(1.5)%

U.S. Investment Grade, Low Duration	4.1%	1.8%
Salomon 1-3 Year Treasury Index	1.7%	4.9%

Relative Performance	2.4%	(3.1)%

	Nine Months ended September 30, 2003	Nine Months ended September 30, 2002

Euro Aggregate, Unhedged	4.7%	5.4%
Lehman Euro Aggregate Index	4.8%	7.3%

Relative Performance	(0.1)%	(1.9)%

Pan European, Hedged	14.2%	15.1%
Merrill U.K. / Merrill Pan Europe Composite	12.3%	17.8%

Relative Performance	1.9%	(2.7)%

U.K. Sterling, Unhedged (Note 1)	N/A	7.4%
Merrill U.K. Sterling Broad Index, 1-10 Years (Note 1)	N/A	7.4%

Relative Performance	N/A	—

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	14.5%	(4.6)%
Investment Grade / High Yield Composite	10.8%	3.1%

Relative Performance	3.7%	(7.7)%

U.S. High Yield	16.9%	(10.6)%
CS First Boston High Yield Index	20.9%	(2.7)%

Relative Performance	(4.0)%	(7.9)%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	17.3%	(29.9)%
Russell 1000 Growth Index	17.4%	(32.8)%

Relative Performance	(0.1)%	2.9%

U.S. Large Cap Value Equity	16.4%	(18.8)%
Russell 1000 Value Index	13.6%	(22.8)%

Relative Performance	2.8%	4.0%

U.S. Small Cap Equity	30.7%	(19.3)%
Russell 2000 Index	28.4%	(25.2)%

Relative Performance	2.3%	5.9%

Non-U.S. Equity	20.2%	(19.0)%
MSCI EAFE Index	18.4%	(21.0)%

Relative Performance	1.8%	2.0%

Risk Asset Portfolios — Alternative Investments

Alternative Investments (Note 2)	5.6%	4.2%
Standard and Poor’s 500 Index (Note 2)	16.0%	(28.2)%

Relative Performance	(10.4)%	32.4%

Note 1. All Sterling portfolios are now managed relative to custom liability benchmarks. Comparisons to market indices are no longer relevant.

Note 2. The alternative investment portfolio returns and the Standard and Poor’s 500 Index returns for the nine months ended September 30, 2003 includes returns for the eight months ended August 31, 2003 only, as opposed to the nine months ended September 30, 2002. It is necessary for the Company to record the investment affiliates with a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC. The fair market values of certain of these alternative investments often takes longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the accelerated quarter close.

Net realized gains on investments in the first nine months of 2003 included net realized gains of $205.2 million from sales of investments and net realized losses of approximately $118.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments. Net gains on sales of investments resulted primarily from sales of fixed income securities in the first six months of 2003 following a period of declining interest rates. The other than temporary decline in value in the first nine months of 2003 was primarily due to declines in the U.S. and non-U.S. equity markets in the first quarter of 2003.

Net realized losses on investments in the first nine months of 2002 included a loss of $92.5 million of certain fixed income and equity telecommunications securities, including WorldCom and Adelphia, and a loss of $105.0 million of certain other fixed income and equity investments where the Company believed that there was an other than temporary decline in the value of those investments.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the c os t of the security is written down to fair value and the previously unrealized loss is therefore realized.

Net realized and unrealized losses on investment derivatives in the nine months ended September 30, 2003, of $7.5 million as compared to a loss of $12.5 million in the nine months ended September 30, 2002, primarily resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. In addition, in the nine months ended September 30, 2003, there was a loss of $8.2 million related to a forward foreign exchange in the third quarter of 2003 in order to settle a Euro liability related to the acquisition of Le Mans Re. See "Financial Condition and Liquidity" and Item 3, "Quantitative and Qualitative Disclosure About Market Risk", for a more detailed analysis.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2003 and 2002:

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30

	2003	2002	% Change

Equity in net (loss) income of insurance affiliates	$(41,741)	$1,941	NM
Amortization of intangible assets	1,125	1,500	(25.0)%
Corporate operating expenses	110,335	73,331	50.5%
Interest expense	133,862	133,576	0.2%
Minority interest	(2,095)	(101)	NM
Income tax expense	45,929	61,140	(24.9)%

The equity in net loss of insurance affiliates for the nine months ended September 30, 2003 includes an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re (Holdings), Ltd. The investment was written down to its fair value of $2.1 million at March 31, 2003. There has been no further decline in the fair value between March 31, 2003 and September 30, 2003.

Corporate operating expenses in the nine months ended September 30, 2003 increased compared to the nine months ended September 30, 2002 due primarily to the continued build-out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, and new costs related to the Company’s global branding campaign.

The increase in interest expense reflected higher accretion charge on the deposit liabilities due to growth in this business, partially offset by a lower expense on notes payable and debt. Accretion on the deposit liabilities for the nine months ended September 30, 2003 and 2002 were $66.2 million and $55.1 million, respectively. This increase was due to new deposit liability contracts written since June 30, 2002. Interest expense relating to notes payable and debt declined from $78.5 million to $67.7 million due to the inclusion of amortization of debt issuance expenses in the nine months of 2002 related to the issue of the Zero Coupon Convertible Debentures ("CARZ") and the Liquid Yield Option Notes ("LYONS") in 2001. For more information, see "Financial Condition and Liquidity."

Minority interest in the nine months ended September 30, 2003 relates to a net loss incurred in one of the Company’s 9% owned insurance subsidiaries in the third quarter of 2003. The net loss of this subsidiary was significantly lower in the nine months ended September 30, 2002.

The decrease in the Company’s income taxes arose principally from a decrease in the profitability of certain of the Company’s U.S. and European operations during the second and third quarters of 2003.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd’s as well as certain contractual provisions. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

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

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business may be adversely affected particularly, in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. As a result of the Company’s announcement of the $184.0 million prior period adverse loss development in the third quarter of 2003, certain of the Company’s ratings have been recently amended. As reviewed by Standard & Poor’s, the “A+” counterparty credit, “A+” senior unsecured debt and “A-” preferred stock ratings on XL Capital Ltd (and its core holding companies) have been placed on CreditWatch with negative implications. The “AA” counterparty credit and financial strength ratings of the XL America pool members, which include XL Select Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc. Greenwich Insurance Company, Indian Harbor Insurance Company, XL Insurance Company of New York, Inc., and XL Reinsurance America Inc. were also placed on Credit Watch with negative implications by Standard & Poor's. As reviewed by Moody’s, the “A1” senior unsecured rating for XL Capital Ltd (and its core holding companies), the “Aa2” financial strength ratings for the XL America pool members, XL Re Ltd., and the U.K.-based XL Insurance Company Limited have been confirmed, while the outlook for these entities has been changed from stable to negative. Fitch downgraded the XL Capital Ltd (and its core holding companies) long-term issuer and senior debt rating from “A+” to “A” and the outlook is ‘Stable’. None of the agencies that rate the Company's financial guaranty subsidiaries have taken any rating actions against them, changed their outlooks or put them on CreditWatch. The Company may be required to raise additional capital in the future to maintain its ratings or those of its subsidiaries. See "—Liquidity and Capital Resources".

Unrelated to the Company's third quarter adverse loss development, A.M. Best announced a rating methodology change in August 2003. As a result of this methodology change, A.M. Best revised downward the senior debt rating for XL Capital Ltd (and its other core holding companies) from “A+” to “A”.

Financial Condition

At September 30, 2003, total investments available for sale and cash, net of unsettled investment trades, were $21.4 billion compared to $18.1 billion at December 31, 2002. This increase in investment assets related primarily to cash flow generated from operating activities for the nine months ended September 30, 2003 of $2.2 billion and new deposit liability contracts of $1.1 billion. At September 30, 2003, the Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, managed by outside investment management firms represented approximately 90% of invested assets. At September 30, 2003, approximately 95% of fixed maturity and short-term investments were rated investment grade, with 67% rated "Aa" or "AA" or better by a nat io nally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was "AA". In addition, the net unrealized gain on investments available for sale increased by $285.3 million in the nine months ended September 30, 2003 due mainly to a decline in interest rates during this period.

For the nine months ended September 30, 2003 currency translation adjustment gains were $81.0 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized gains on foreign currency exchange rate movement at the Company’s subsidiaries, where operations have a functional currency that is not the U.S. dollar.

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

Liquidity and Capital Resources

Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. Operational cash flows during the first nine months of 2003 increased to $2.2 billion from $2.1 billion during the same period of 2002. In the nine months ended September 30, 2002, operating cash flows included $762.7 million related to a large U.K portfolio of annuities written. Excluding this, the increase in operating cash flows are primarily due to the receipt of premiums, in line with the significant growth in net premiums written. In the nine months ended September 30, 2003 and 2002, the net amount of losses paid by the Company for general operations was $1.9 billion a nd $2.1 billion, respectively. The significant cash flow from operating activities is also reflected in the growth of investment assets.

Unpaid losses and loss expenses recoverable grew by 7% from December 31, 2002 reflecting, in part, the growth of the underlying business as evidenced by the similar growth in unpaid losses and loss expenses. In addition, there was significant development in the pre July 1, 2001 (the effective date of the acquisition) claims related to the acquired operations of Winterthur International. Under the terms of the sale and purchase agreement with Winterthur Swiss Insurance Company (the "Seller"), the Seller provides the Company with protection against such development. At September 30, 2003, the total recoverable from the Seller related to this adverse loss development was $622.1 million, as compared with $514.8 million at December 31, 2002. For further information, see the Company’s notes t o consolidated financial statements for the year ended December 31, 2002, note 6(c) included in item 8 of Form 10-K.

During the three months ended September 30, 2003, the Company exercised its option and settled the related euro liability relating to the purchase of the remaining 33% ownership of Le Mans Re for approximately $161.2 million.

In the nine months ended September 30, 2003, the Company invested approximately $30.3 million in new investment affiliates.

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London which will become the Company’s new London headquarters. The acquisition was under a purchase, sale and leaseback transaction. The move to the new premises is expected to be in the summer of 2004 and will consolidate the Company’s London businesses in one location. The Company has recognized a capital lease asset and liability of approximately $150.0 million related to this transaction and there have not been any significant capital expenditures related to leasehold improvements during the period to September 30, 2003.

As at September 30, 2003, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $5.5 billion, of which $1.9 billion in debt was outstanding. In addition, $2.5 billion of letters of credit were outstanding, 8% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

The following table presents the Company’s indebtedness under outstanding securities and lenders’ commitments as at September 30, 2003:

(U.S. dollars in thousands)

				Payments Due By Period

Notes Payable And Debt	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

364-day revolver	$ 675,000	$ —	2004	$ —	$ —	$ —	$ —
7.15% Senior Notes	99,985	99,985	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	597,361	597,361	2012	—	—	—	600,000
Zero Coupon Convertible Debentures ("CARZ") (1)	638,130	638,130	2021	—	—	—	1,010,833
Liquid Yield Option Notes ™ ("LYONS") (1)	308,483	308,483	2021	—	—	—	514,622

Total	$ 2,573,959	$ 1,898,959		$ —	$ 100,000	$ —	$ 2,380,455

(1) "Commitment" and "In Use" data represent September 30, 2003 accreted values. "Payments due by period" represents ultimate redemption values. The convertibles may be "put" or converted by the bondholders at various times prior to the 2021 redemption dates. The next "put" date is September 7, 2004 for the LYONs, as described below, and May 23, 2004 for the CARZ. The Company may also choose to "call" the debt from May and September 2004 onwards for the CARZ and LYONS, respectively.

The total pre-tax interest expense on the borrowings described above was $67.7 million and $78.5 million for the nine months ended September 30, 2003 and 2002, respectively.

The decline in the Company’s ordinary share price in the period prior to the second "put" date for the LYONs of September 7, 2003 resulted in an increase in the accretion rate on the LYONs for the subsequent twelve month period of 64.5 basis points, for a total rate of 3.52%. The additional cost was approximately $2.0 million. None of these securities were "put" to the Company on September 7, 2003 and all of them remain fully outstanding.

The following table presents, as at September 30, 2003, the Company’s letter of credit facilities available, in use and when those facilities are due to expire:

Amount Of Commitment Expiration Per Period

Other Commercial Commitments	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

Letter of Credit Facilities	$ 3,377,343	$ 2,459,486	2003/4	$ 3,377,343	$ —	$ —	$ —

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

The Company entered into a new $100.0 million letter of credit facility in January 2003 to provide additional capacity to support the Company’s U.S. non-admitted business. This facility was subsequently increased to $200.0 million in June 2003 and was fully utilized at September 30, 2003.

In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the "Credit Facilities"). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2007, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion. As at September 30, 2003 approximately $1.5 billion of this facility was in use.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value o f the put premiums and other related costs, in total of $109.9 million was charged to "Contributed Surplus" and a deferred liability was established (included with "Other liabilities") of $102.5 million in the consolidated balance sheet at September 30, 2003. The Company began to amortize this liability that resulted in additional interest expense of approximately $1.0 million during the quarter ended September 30, 2003 and this expense will decrease in subsequent periods, for the next 10 years.

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the nine months ended September 30, 2003, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock.

With respect to variable interest entities, the consolidation requirements of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") apply immediately to variable interest entities created after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. The Company has restructured its variable interest entities (or determined that it is not required to consolidate such entities under FIN 46) and therefore does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial condition. For more information regarding variable interest entities and other off-balance sheet arrangements, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2002.

As a result of the Company's $184.0 million prior period adverse loss development in the third quarter of 2003 or the results of the claims review currently being performed, the Company may be required to raise additional capital for ratings or regulatory purposes. The Company would attempt to satisfy any such additional capital requirement through the issuance of non-common equity (ordinary share capital) instruments to the extent practicable and consistent with applicable rating agency and regulatory requirements.

Current Outlook

The Company expects to complete the claims review related to the adverse prior period loss development for the casualty reinsurance business written in the fourth quarter of 2003. The completion of this claims review may result in a further increase in net losses and loss expenses incurred in the fourth quarter of 2003. In the event such losses occur, this could result in income statement charges in the fourth quarter of 2003 that could be material to the Company’s operating results and may negatively impact the Company’s financial strength, debt, claims paying and other ratings as measured by external agencies.

The Company expects that the current year favorable market conditions, particularly in its casualty insurance and reinsurance business, and improved underwriting terms and conditions will continue into 2004. Further, the Company’s cash flow from operations is expected to continue to be strong for the remainder of 2003 and into 2004.

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

Value-at-risk ("VaR") is one of the standard tools used by management to estimate potential losses in fair values using historical rates, market movements and credit spreads to estimate the volatility and correlation of these factors to calculate the potential loss that could occur over a defined period of time given a certain probability.

This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally "Cautionary Note Regarding Forward Looking Statements".

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

Weather and Energy Derivatives

The Company offers weather and energy risk management products in insurance or derivative form to end-users, and manages the risks in the over-the-counter and exchange traded derivatives markets. In addition to entering into transactions with end-users, the Company also maintains a weather and energy derivatives trading portfolio for which it is at risk. Certain but not all of these trading positions may be used to partially hedge the original risks. The fair values of these transactions are determined using available market data and internal pricing models using consistent statistical methodologies.

The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended September 30, 2003 were $126.9 million, $100.1 million and $175.6 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s net VaR calculation does not exceed $65.0 million in any one season. Since VaR statistics are estimates based on historical data and market information, VaR should not be viewed as an absolute, predictive gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR am ounts.

For the energy portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $3.5 million. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level during the period ended September 30, 2003 were $2.2 million, $1.7 and $2.9 million, respectively. The corresponding amounts during the period ended September 30, 2002 were $0.4 million, $nil million and $1.5 million, respectively.

The following table summarizes the movement in the fair value of weather and energy derivative contracts outstanding during the nine months ended September 30, 2003:

(U.S. dollars in thousands)

Nine Months Ended September 30, 2003

Fair value of contracts outstanding, beginning of the year	$(6,024)
Option premiums received, net of premiums realized (1)	(16,142)
Reclassification of settled contracts to realized (2)	160,300
Other changes in fair value (3)	(178,332)

Fair value of contracts outstanding, end of period	$(40,198)

______________

(1)	For the nine month period ended September 30, 2003, the Company collected $197.1 million of paid premiums and realized $181.0 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $16.1 million.

(2)	The Company paid $160.3 million to settle derivative positions during the nine month period ended September 30, 2003, resulting in a reclassification of this amount from unrealized to realized and a reduction in the balance sheet derivative liability.

(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments (of $178.3 million) on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $181.0 million of premiums.

The change in fair value of contracts outstanding at September 30, 2003 as compared to the beginning of the year is primarily due to the increased volume of weather and energy derivative contracts written during the first nine months of 2003.

The following table summarizes the maturity of weather and energy derivative contracts outstanding as of September 30, 2003:

(U.S. dollars in thousands)

Source of Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years	Total Fair Value

Prices actively quoted	$(54,805)	$(98)	$—	$—	$(54,903)
Prices based on models and other valuation methods	(932)	12,550	3,087	—	14,705

Total fair value of contracts outstanding	$(55,737)	$12,452	$3,087	$—	$(40,198)

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

The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, references rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purposes of managing interest rate risk, foreign exchange risk and credit risk, provided that the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utili ze cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-At-Risk

In the third quarter of 2003, the Company introduced a new, more widely used risk management system to generate the investment VaR and to stress test the investment portfolio. Although the overall methodology is consistent between the two systems, there are certain differences relating to security pricing models, time series, time periods and proxies used for individual instruments. Accordingly, the VaR for the investment portfolio and the stress tests on the investment portfolio are not directly comparable to prior periods.

The VaR of the total investment portfolio at September 30, 2003, based on a 95% confidence level with a one month holding period, was approximately $531.0 million. The VaR of all investment related derivatives, excluding investments in affiliates and other investments was approximately $9.0 million. The Company’s investment portfolio VaR as at September 30, 2003 is not necessarily indicative of future VaR levels.

To complement the VaR analysis, which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at September 30, 2003, the Company wo uld expect to lose approximately 6.1% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at September 30, 2003, the Company would expect to gain approximately 19.1% of the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Investment Credit Risk

The Company is exposed to credit risk through its portfolio of debt securities which has historically been a significant exposure in the investment portfolio. As at September 30, 2003, the average credit quality of the Company’s total fixed income portfolio, which includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased, was "AA".

The Company’s total fixed income portfolio credit quality breakdown as at September 30, 2003 is shown in the following table:

Rating	Percentage of Total Fixed Income Exposure(1)

AAA	58.5%
AA	8.5%
A	16.9%
BBB	10.8%
BB and Below	5.3%
______________
(1) Portfolio includes fixed maturities, short term investments, cash and cash equivalents and net payable for investments purchased.

Individual corporate holdings in the portfolio are diversified, exceeding 1,000 separate issuer exposures as at September 30, 2003. As at September 30, 2003, the top 10 corporate exposures represented approximately 6% of the total fixed income portfolio (excluding operating cash balances) and approximately 23% of the corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Exposures as at September 30, 2003(1)	Percentage of Total Fixed Income Exposure

Citigroup Inc.	0.84%
JP Morgan Chase & Co.	0.76%
General Electric Company	0.74%
Morgan Stanley	0.68%
HSBC Holdings plc	0.67%
General Motors Corporation	0.53%
Ford Motor Company	0.49%
Bank of America Corporation	0.45%
American International Group, Inc.	0.43%
Verizon Communications Inc.	0.43%
    ______________
    (1)       Corporate exposures include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

Interest Rate and Equity Price Risk

The Company believes that VaR is an appropriate indicator of the risk of the investment portfolio; however an immediate 100 basis point adverse shift in global bond curves as at September 30, 2003 would decrease the market value of the Company's fixed income portfolio by approximately 4.8% or $860.0 million. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction and at the same time.

In evaluating the impact of price changes in the equity portfolio, a 10% adverse change in global equity prices as at September 30, 2003 would reduce the market value of the equity portfolio by approximately $54.9 million.

At September 30, 2003, bond and stock index futures outstanding were $31.1 million with underlying investments having a market value of $0.9 billion. Losses of $7.8 million were realized on these contracts for the nine months ended September 30, 2003. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and certain of its foreign currency equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At September 30, 2003 and 2002, forward foreign exchange contracts with notional principal amounts totaling $100.0 million and $22.4 million, respectively were outstanding. The fair value of these contracts as at September 30, 2003 and 2002 was $100.0 million and $23.5 million, respectiv el y, with an unrealized gain of $0.05 million in 2003 and an unrealized loss of $1.1 million in 2002. For the nine months ended September 30, 2003 and 2002, realized losses of $2.2 million and realized losses of $3.8 million, respectively, and unrealized gains of $0.01 million and unrealized losses of $1.7 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

The Company also manages the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At September 30, 2003, the Company had forward contracts outstanding for the purchase of $2.0 million of euro at fixed rates. The unrealized gain on these contracts at September 30, 2003 was $0.4 million.

In February 2003, the Company entered into a series of forward exchange contracts to cover approximately 60%, or $116.7 million (£70 million), of the Company’s exposure to a U.K. sterling reinsurance recoverable balance at one of its U.K. based insurance operations. The mark to market value of these contracts was an unrealized gain of $1.3 million at September 30, 2003.

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Company’s fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any Form 10-K, Form 10-Q, or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words "expect", "intend ", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the results of the reserve review and claims audits expected to be completed in the fourth quarter of 2003; (ii) rate increases and improvements in terms and conditions may not be as large or significant as the Company is currently projecting; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of Winterthur International; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world’s financial and capital markets which adversely affect the performance of the C om pany’s investments and the Company’s access to such markets; (x) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xi) the potential impact of off-balance sheet arrangements on the Company; (xii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xv) acceptance of the Company’s products and services, including new products and services; (xvi) changes in the availability, cost or quality of reinsurance; (xvii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xviii) loss of key personn e l; (xix) the effects of mergers, acquisitions and divestitures; (xx) changes in rating agency policies or practices or in the ratings assigned to the Company and its subsidiaries; (xxi) changes in accounting policies or practices or the application thereof; (xxii) legislative or regulatory developments; (xxiii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiv) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

XL CAPITAL LTD
PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits
10.67	Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd., XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd as the Grantors, in favor of Citibank, N.A. as the Bank.
31	Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	XL Capital Assurance Inc. unaudited condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002.
99.2	XL Financial Assurance Ltd. unaudited condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002.

(b)    Reports on Form-8-K

Current Report on Form 8-K filed on August 21, 2003, under Item 5 and Item 7 thereof.

Current Report on Form 8-K filed on July 14, 2003, under Item 5 and Item 7 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: November 14, 2003	/S/ Brian M. O’Hara

Brian M. O’Hara
President and Chief Executive Officer

Dated: November 14, 2003	/S/ Jerry De St. Paer

Jerry de St. Paer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
10.67	Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd., XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd as the Grantors, in favor of Citibank, N.A. as the Bank.
31	Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	XL Capital Assurance Inc. unaudited condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002.
99.2	XL Financial Assurance Ltd. unaudited condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002.