Form 10-K
period 2003-12-31
XL CAPITAL LTD
filed 2004-03-15
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

XL House, One Bermudiana Road,	(441) 292-8515
Hamilton, Bermuda HM 11	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series A 8.00% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series B 7.625% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.

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
Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Yes /X/ No / /

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on March 1, 2004 was approximately $10.4 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on that date. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 5, 2004, there were outstanding 138,027,557 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 30, 2004 is incorporated by reference into Part III of this Form 10-K.

XL CAPITAL LTD

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	1
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	159
Item 11.	Executive Compensation	159
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	159
Item 13.	Certain Relationships and Related Transactions	159
Item 14.	Principal Accountant Fees and Services	159

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	159

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

PART I

ITEM 1. BUSINESS

History

XL Capital Ltd, together with its subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the Company was named EXEL Limited on that date.

EXEL Limited and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

On June 18, 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation organized in 1985, in a stock merger. This merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles (“GAAP”). Accordingly, all financial information for the 1999 fiscal year contained in this document includes the results of NAC as though it had always been a part of the Company. Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American based large corporate insurance business globally. This was an all-cash transaction preliminarily valued at approximately $405.6 million which was based on audited financial statements as at December 31, 2000 for the business being acquired, and was subject to adjustment based on the audited June 30, 2001 financial statements of Winterthur International. In December 2003, the Company reached an agreement with the Winterthur Swiss Insurance Company (the “Seller”) as to the final purchase price, which was $330.2 million. As a result $75.4 million in cash was returned to the Company.

In connection with the acquisition, the Company has post closing protection under the sale and purchase agreement (“SPA”) with the Seller with respect to adverse development of the acquired loss and unearned premium reserves. At December 31, 2003, included in unpaid losses and loss expenses recoverable is an unsecured net recoverable of $740.9 million from the Seller. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 Note 6(b) to the Consolidated Financial Statements.

Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company. In 2003, the Company rebranded the acquired Winterthur International operations “XL Insurance Global Risk”.

Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Due to certain contractual arrangements between the Company and Les Mutuelles du Mans Assurances Group (“MMA”), MMA did not have any economic interest in the earnings of Le Mans Ré with effect from January 1, 2002 and accordingly, no minority interest has been recorded since that date. On September 3, 2003, the Company exercised its option to buy the remaining 33% from MMA for approximately $161 million in cash and changed the name of Le Mans Ré to XL Re Europe. XL Re Europe underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a select portfolio of life reinsurance business. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6(a) to the Consolidated Financial Statements.

Insurance Operations

General

The Company provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and are divided into two categories: risk management products and specialty lines products.

Risk management products comprise global property and casualty insurance programs for large multinational companies and include umbrella liability, product recall, integrated risk and primary master property and liability coverages. Risk management products generally provide large capacity on a primary, quota share or excess of loss basis. Risk management products are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, casualty business written is generally long tail, umbrella and high layer excess business, meaning that the Company’s liability attaches after large deductibles, including self insurance or insurance from sources other than the Company. Outside of North America, casualty business is also written on a primary basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written is primarily short tail in nature and written on both a primary and excess of loss basis.

Specialty lines products include professional liability insurance, environmental liability insurance, political risk insurance, aviation and satellite insurance, marine and offshore energy insurance, employment practices liability insurance, surety, specie, bloodstock, and other insurance covers including program business.

Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess basis. Directors and officers coverage includes primary and excess directors’ and officers’ liability, employment practices liability, company securities, and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is provided for certain categories of professional exposure, including brokers, architects and engineers, lawyers and real estate agents. In 2003 the Company acquired certain U.S. Design Professional operations (known as “XL Select Professional”) to expand its offerings in this area.

Environmental liability products include pollution and remediation, legal liability, general and project-specific pollution and professional liability, commercial general liability for chemical risk and commercial property redevelopment, and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess, claims-made or, less frequently, occurrence basis. Targeted industries include chemical facilities, environmental service firms, healthcare facilities, manufacturing facilities, real estate redevelopment, transportation and construction.

Political risk insurance generally covers risks arising from expropriation, currency inconvertibility, contract frustration, non-payment, and war or political violence (including terrorism) in developing regions of the world. Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in connection with investments and contracts in emerging market countries.

Aviation and satellite products include comprehensive airline hull and liabilities, airport liability, aviation manufacturers’ product liability, aviation ground handler liability, large aircraft hull and liability, corporate non-owned aircraft liability, space third party liability and satellite risk including damage or malfunction during ascent to orbit and continual operation. Aviation liability and physical damage coverage is offered for large aviation risks on a proportional basis, while smaller general aviation risks are offered on a primary basis. Satellite risks are generally written on a proportional basis. The target markets for aviation and satellite products include airlines, aviation product manufacturers, aircraft service firms, general aviation operators and telecommunications firms.

Marine and offshore energy, specie and bloodstock insurance is also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine liability, cargo and offshore energy insurance. Specie products are highly specialized classes of insurance for the protection of fine arts and other high value items. Bloodstock products specialize in providing equine/livestock insurance.

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

The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting needs. Products encompass automobile warranty, intellectual property and trademark infringement, small commercial catastrophe and other property and casualty coverages.

The excess nature of many of the Company’s insurance products, coupled with historically large policy limits, creates a sizeable book of business that can be classified as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by, among other things, using strict underwriting guidelines and various reinsurance arrangements, discussed below. See also “—Risk Management” for further information.

The U.S. Terrorism Insurance Act of 2002

The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and is a three-year federal program effective through 2005. TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e., those arising from international, not domestic, acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Subject to a premium-based deductible and provided the Company has otherwise complied with all the requirements as specified in TRIA, for each year this program is in effect, the Company is eligible for reimbursement by the Federal Government for 90% of its covered terrorism related losses arising from a certified terrorist attack. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year. Once this $100 billion loss threshold has been reached for any program year, any insurer covered under TRIA that has met its deductible will not be responsible for any further loss payments in that program year.

The Company had, prior to the passage of TRIA, underwritten exposures under certain insurance policies that included coverage for terrorism. The passage of TRIA has required the Company to make a mandatory offer of “Certified” terrorism coverage with respect to all of its TRIA covered insurance companies. In addition, the Company underwrites a number of policies providing terrorism coverage that would not be subject to TRIA.

Non US Terrorism

The Company provides coverage for terrorism under casualty policies on a case by case basis. However, the Company generally does not provide significant limits of coverage for terrorism under first party property policies outside of the U.S. unless required to do so by local law and/or protected by a national terrorism risk pool. Various countries have enacted legislation to provide insurance coverage for terrorism occurring within their borders, to protect registered property, and to protect citizens traveling abroad. The legislation typically requires registered direct insurers to provide terrorism coverage for specified coverage lines and then permits them to cede the risk to a national risk pool. The Company has subsidiaries that participate in terrorism risk pools in various jurisdictions, including Australia, France, The Netherlands and the United Kingdom.

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

As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both an excess and a primary basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions which commence at or subsequent to an inception date, or retroactive date, if applicable (but not prior to January 1, 1986), and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sub-limits for coverage in critical earthquake zones, where the Company seeks to limit its liability in these areas.

Reinsurance Ceded

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured.

The Company uses reinsurance to support the underwriting and retention guidelines of each subsidiary as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure of groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A quota share treaty is in place for casualty business emanating from North America and the balance of the business written is protected by an excess of loss cover. The professional liability business is protected by an excess of loss treaty and a per-risk excess and catastrophe excess of loss treaty protects the Company’s large risk, multi-national property business. The Company maintains retentions within each reinsurance program.

Premiums

Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the year ended December 31, 2003:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Casualty insurance	$2,914,549	$2,121,485	$1,955,787
Property catastrophe (1)	43,131	26,634	–
Other property	700,690	420,059	505,155
Marine, energy, aviation and satellite	1,029,908	820,006	784,884
Accident and health	73,363	38,113	55,893
Other insurance (2)	459,675	298,911	338,611

Total	$5,221,316	$3,725,208	$3,640,330

(1)	A new property catastrophe cover incepted on December 31, 2003 hence there was no net premium earned.
(2)	Other insurance premiums written and earned include political risk, surety, bond, warranty and other lines.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE Limited (“ACE”); American International Group, Inc. (“AIG”); Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (“Munich Re”); Swiss Reinsurance Company (“Swiss Re”); The Chubb Corporation (“Chubb”); The St. Paul Companies, Inc. (“St. Paul”) and Zurich Financial Services Group (“Zurich”).

The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

North America – AIG, ACE, Chubb, Zurich, Travelers Property Casualty Corp., St. Paul, CNA Financial Corporation, Hartford, Factory Mutual Insurance Company and Lloyd’s.

Europe – Allianz Aktiengesellschaft, AIG, Zurich, AXA, Munich Re, The ACE Group of Companies, Lloyd’s and Swiss Re.

Bermuda – ACE, Allied World Assurance Company, Max Re Ltd, Endurance Specialty Insurance Ltd (“Endurance”), Arch Capital Group Ltd and Starr Excess Liability Insurance Co Ltd.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

Clients are referred to the Company through a large number of brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In addition, the Company enters into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business.

In general, the Company is not committed to accept business from any particular broker, and neither brokers nor any other entity have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected administrators. These administrators are subject to a due diligence financial and operational review prior to any delegation of authority and ongoing reviews are carried out as deemed necessary. See Item 8, Note 18(a) to the Consolidated Financial Statements for information on the Company’s major brokers.

Claims Administration

Claims management for the insurance operations includes the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers. With respect to the establishment of case reserves, when the Company is notified of insured losses, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

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

Reinsurance Operations

General

The Company provides casualty, property, property catastrophe, marine, aviation, accident and health, other specialty reinsurance and life products on a global basis with business being written on both a proportional and non-proportional basis. Business written on a non-proportional basis generally includes an indemnification of the ceding company for a portion of the losses on policies in excess of a specified loss amount. For business written on a proportional or “quota share” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of the incurred losses. The ceding company receives a commission based upon premiums ceded and may also, under certain circumstances, receive a profit commission. Reinsurance may be written on a treaty or facultative basis.

The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors and officers, employment practices, medical malpractice, and environmental liability. Casualty lines are written as treaties or programs on both a proportional and a non-proportional basis as well as individual risk business written on a facultative basis. The treaty business includes clash programs which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss. The treaty business is mainly written through reinsurance intermediaries while the individual risk business is mostly marketed directly to the ceding companies.

The Company’s property business, primarily short-tail in nature, is written on both a treaty and facultative basis and includes property catastrophe, property excess of loss and property proportional. A significant portion of business underwritten consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Company seeks to manage its exposures to catastrophic events by limiting the amount of exposure in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and requiring that its property catastrophe contracts provide for aggregate limits. The Company also seeks to protect its aggregate exposures by peril and zone through the purchase of reinsurance programs. See “– Risk Management” for further information.

The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological and chemical, is also excluded in many territories and classes. The Company’s predominant exposure under such coverage is to property damage.

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

The Company also writes property risk excess of loss reinsurance. Risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. The Company’s property proportional account includes reinsurance of direct property insurance. The Company seeks to limit the catastrophe exposure from its proportional business through extensive use of occurrence and cession limits.

Other specialty reinsurance products include energy, fidelity, surety and political risk.

The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., the Company excludes coverage included under TRIA in addition to nuclear, biological and chemical (“NBC”) acts from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause which does not include personal lines, excluding NBC, or a similar clause that excludes terrorism completely.

The Company’s accident and health products include accidental death, medical, hospital indemnity and income protection coverage.

The Company underwrites a small portfolio of contracts covering political risk and trade credit. Exposure is assumed from a limited number of trade credit contracts and through Lloyd’s quota shares. In addition, there are run off exposures from discontinued writings in the Company’s marine portfolio.

The Company’s reinsurance segment also writes life reinsurance primarily in respect of European lives. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. The majority of the business written is on a proportional basis. The Company has also written a few large contracts comprising portfolios of closed blocks of U.K. and European annuities. In relation to certain of these contracts, the Company receives cash and investment assets at the inception of the contract relating to future policy benefit reserves assumed. These contracts are long term in nature where the expected claims payout period can span thirty to forty years.

Underwriting

Underwriting risks for the general and life reinsurance business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedent’s underwriting and claims experience, the cedent’s financial condition and claims paying rating, the exposure and/or experience with the cedent, and the line of business to be underwritten.

Other factors assessed by the Company include the reputation of the proposed cedent, the geographic area in which the cedent does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedent where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages. On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedent’s underwriting operations.

For property catastrophe reinsurance business, the Company’s underwriting guidelines generally limit the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes that it has defined geographic and peril zones such that a single occurrence, for example an earthquake or hurricane, should not affect more than one peril zone. While the exposure to multiple zones is considered remote for events such as a hurricane, the Company does manage its aggregates for such a scenario where the Company considers it appropriate to do so. The definition of the Company’s peril zones is subject to periodic review. The Company also generally seeks an attachment point for its property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the proportional business through extensive use of occurrence and cession limits.

Reinsurance Retroceded

The Company uses third party reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as to seek to limit the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposures. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions.

A three-year program was purchased in May 2001 for a significant portion of the Company’s global property catastrophe exposures. This protection gives total limits in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. This program, at inception, contained provisions that provided for a return of premium in the event of no losses being ceded to the program and conversely provide for additional premiums in the event that losses exceed specific limits within the treaties. Following the September 11 event, these provisions were fully invoked in 2001 with the additional premiums being booked in 2001. As a result, the program for the 2002 and 2003 coverage period is essentially similar to a traditional agreement with a fixed premium and aggregate limit consistent with the original terms of the treaty. The multi-year program is due to expire in May 2004 and the Company is currently undertaking a full review of all its retrocession arrangements (including the multi year program) to optimize the economics against the management of such risks.

Property exposures are protected by a traditional excess of loss program. The Company’s casualty reinsurance program covers multiple claims arising from two or more risks from a single occurrence or event. The Company had coverage from 1997 through 2002 in the event that the accident year loss and loss expense ratio (primarily for its North American business) exceeded a pre-determined amount, with coverage up to specified limits. In 2003, the Company purchased casualty contingency cover of $22.5 million excess of $7.5 million per occurrence and also further protected the casualty book with a multi line basket cover of $20 million excess of $30 million per occurrence. The Company also buys specific reinsurance on its marine and aviation portfolios to manage its net exposures in these classes. The Company has not purchased retrocession coverage attaching during 2003 that has limited risk transfer terms. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements for further information.

Premiums

The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned from general and life and annuity operations, by line of business for the year ended December 31, 2003:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Casualty reinsurance	$1,325,789	$1,203,106	$ 971,156
Property catastrophe	312,051	256,639	245,856
Other property	1,136,961	834,462	761,767
Marine, energy, aviation and satellite	246,228	197,850	191,348
Accident and health	35,388	34,825	30,626
Other reinsurance (1)	346,347	300,190	239,950

Total general operations	3,402,764	2,827,072	2,440,703
Life and annuity operations	673,027	655,986	664,612

Total	$4,075,791	$3,483,058	$3,105,315

(1)	Other reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE; AIG; Chubb; Hartford; Lloyd’s; Munich Re; St. Paul; Swiss Re; and Zurich.

The Company’s major geographical markets for its property and casualty general reinsurance operations are North America, Europe and Bermuda. The main competitors in each of these markets include the following:

North America – General Re Corporation, American Re Corporation, Swiss Re America Corporation, Transatlantic Reinsurance Company, Everest Re Group Ltd, GE Reinsurance Corp., Munich Re, Endurance, ERC Frankona Ruckverischerungs Aktien Gesellschaft (“ERC Frankona”), Lloyd’s and PartnerRe Ltd.

Europe – Converium Reinsurance (North America) Inc., Munich Re, Swiss Re, Lloyd’s, General Re, SCOR Reinsurance Company, PartnerRe Ltd and ERC Frankona.

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited , Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and Partner Reinsurance Company Ltd.

The Company’s major geographical market for its life reinsurance operations is Europe and the main competitors in this market include Reinsurance Group of America, Inc., Munich Re, ERC Frankona, General Cologne Re, Swiss Re and Hannover Life Re.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

See “Marketing and Distribution” under “Insurance Operations” and Item 8, Note 18(a) to the Consolidated Financial Statements. In addition, for life reinsurance operations, the majority of business is written directly with the ceding company rather than through a broker.

Claims Administration

Claims management for the reinsurance operations includes the receipt of loss notifications, review and approval of claims through a claims approval process, establishment of loss reserves and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies with additional case reserves being established when deemed appropriate. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies.

Financial Products and Services Operations

General

The Company provides insurance, reinsurance, and derivative products for complex financial risks, including financial guaranty insurance and reinsurance, weather and energy risk management products and institutional life products. Each of these transactions is unique and tailored to the specific needs of the insured or user. With the exception of weather and energy risk management transactions, these are typically multi-year transactions.

Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or up front. Financial guarantees written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

The Company classifies the financial guaranty policies underwritten in four broad categories: asset-backed structured finance, public finance obligations, essential infrastructure project finance transactions and future flow obligations. Each category contains risks and structures that are unique to the underlying obligation. Asset-backed obligations insured or reinsured by the Company are generally issued in structured transactions backed by pools of assets of specified types, such as residential mortgages, auto loans and other consumer receivables, equipment leases and corporate debt obligations, having an ascertainable cash flow or market value. Public finance obligations insured or reinsured consist mainly of general or special obligations of state and local governments, supported by the issuer’s ability to charge taxes or fees for specified services or projects. Essential infrastructure project finance obligations underwritten by the Company include projects such as bridges, toll roads, airports and power plants. Future flow obligations are backed by receivables from the future sales of commodities or the processing of payments received by financial institutions.

The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, often energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. Weather risk management contracts generally average one season (five months) in duration. The Company uses the capital markets to hedge portions of these risks written. In 2003, the Company broadened the scope of the products it offered to include dual trigger energy risk management products such as contingent power generator outage insurance. The outage insurance product protects utilities so that in the event of a generator failure, the cost of purchasing replacement electricity above a previously established strike price in the power markets is covered. The Company utilizes markets in electricity power derivatives to partially hedge a portion of its exposure to substantial price spikes in electricity. The outage insurance component of the product is underwritten on an actual experience basis and is not hedged. In 2003, the energy group established and traded financial gas positions in the U.S. natural gas markets but at year end December 31, 2003, the positions and activity were significantly reduced and future participation is expected to be limited. In 2004, the primary focus will be on customer oriented transactions and related hedging.

In December 2002, the Company’s institutional life platform assumed, through novation, certain blocks of U.S. based term life mortality reinsurance business from one of the Company’s insurance affiliates. This business is managed separately from the life business written in the reinsurance segment in terms of the nature of the business and location of the risk. In 2004, the Company expects to expand its structured, financially orientated life reinsurance business. Also in 2003, the Company wrote its first funding agreements and continued to grow its municipal-based guaranteed investment contract business. Funding agreements are investment contracts sold to institutional investors. The Company sells funding agreements either directly to qualified institutional buyers or to special purpose entities which, in turn, issue medium term notes to fixed income investors. Municipal guaranteed reinvestment contracts are customized financial products that offer a guaranteed investment return to the purchaser, generally a municipal entity that raises funds for a particular project and invests such funds pending their drawdown to complete the project.

Underwriting

The Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval. The Company’s underwriting policy is to credit enhance obligations and exposures that would otherwise be rated in the investment grade categories. The Company’s other activities may occasionally structure and underwrite non-investment grade risks. For the weather and energy business, the Company has seasonal value at risk (“VaR”) limits for weather and electricity generator outage exposures and daily VaR limits for natural gas exposures.

Individual funding agreements are issued in the context of the overall cash flow structure of the asset/liability portfolio, taking into consideration the impact of each new funding agreement offering on the overall risk position of the Company.

With respect to the municipal reinvestment contract business, the Company underwrites the cash flow risks associated with each contract and continually monitors each contract’s performance. The Company utilizes underwriting guidelines to assess risks and internal cash flow and asset liability models to price each contract. The Company focuses on reinvestment opportunities associated with municipal bond issuers.

In life reinsurance the Company focuses on the underwriting practices of the ceding companies to determine the reinsurance premiums that, in conjunction with the expected mortality for the blocks of business, is expected to produce a return that meets the Company’s hurdle rate. All life reinsurance transactions are modeled for several scenarios of changing assumptions and presented to a committee for review and approval.

Reinsurance Ceded

Similar to the Company as a whole, the financial products and services operations utilize outwards reinsurance for single risk and portfolio management purposes. The Company has retroceded risks on a facultative basis to third party reinsurers to provide greater flexibility to manage large single risks and reduce concentrations in specific bond sectors or geographic regions. For the weather and energy risk management business, the Company more often uses derivatives rather than reinsurance to hedge or mitigate its primary exposure, but will use reinsurance as well, if deemed appropriate.

Premiums

The following table is an analysis of the Financial Products and Services segment’s gross premiums written, net premiums written and net premiums earned from financial and life and annuity operations for the year ended December 31, 2003:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

Financial operations	$313,916	$299,240	$139,622
Life and annuity operations	95,062	83,883	83,883

Total	$408,978	$383,123	$223,505

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The principal competitors in the municipal and asset-backed insured markets include other AAA/Aaa rated and, to a lesser extent, AA/Aa rated monoline financial guarantors and multiline insurance companies and banks. These include MBIA Inc., Ambac Financial Group, Inc. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”) and Financial Security Assurance Holdings Ltd (“FSA”). There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing senior and subordinated tranches of debt that effectively substitutes for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such alternatives effectively constitute a form of competition for financial guarantee insurance companies.

With respect to the Company’s weather and energy risk management business, competition is encountered in both the U.S. and on a worldwide basis from companies within the energy, insurance and, to an increasing extent, the financial services sector. Among the principal competitive factors affecting the Company’s weather and energy business are its financial strength ratings, its capability in originating, marketing, structuring and executing innovative products and services, its relative pricing, and its ability and willingness to hedge all or a portion of such risks.

With respect to the Company’s municipal guaranteed reinvestment contract business, competitors include financial institutions in the banking, investment banking, life insurance and financial guaranty industries. These include Aegon, AIG, Bayerische Landesbank (BLB), Caisse des Depots et Consignations, FSA and MBIA Inc.

Marketing and Distribution

Marketing of the Company’s financial guaranty business is targeted based on the type and stage of completion of the transaction. Targeted parties include investment bankers, issuers of and investors in credit-enhanced transactions and concessionaires in certain transactions. Other financial guaranty insurers or reinsurers or other counterparties may also be a source of new business, particularly on the reinsurance side.

With respect to the Company’s weather and energy risk management business, new clients are acquired through direct marketing but may also be referred through a number of brokers who receive a fee that is based on the size of the transaction. The Company’s main clients are in the energy and financial services sector.

Guaranteed investment or municipal reinvestment contract business is mainly originated through specialized brokers. Funding agreements are typically sold through and distributed by investment banks.

Claims Administration

Claims management for the financial guarantee business includes the identification of potential claims through systematic surveillance of the insured portfolio, the establishment of reserves for losses that are both probable and estimable, the accounting for loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification to reinsurers. Surveillance also involves proactive efforts to prevent or mitigate potential claims once they are identified. If a claim is paid, recoveries will be sought based on the security pledged under the policy.

Claims management for the life and annuity business includes the tracking of claims from periodic communication provided by ceding companies, followed up with a monthly bordereau and a quarterly in-force file received from each ceding company. These reports are the basis of the claims review procedures, payment authorization and approval processes, reserving for future policy benefits and the notification of claims to reinsurers.

With respect to the Company’s weather and energy business, claims management includes the identification of potential claims through review of underlying weather conditions and unit outages within the insured portfolio, the establishment of reserves for losses that are probable and estimable, loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification of claims to reinsurers.

XL Financial Solutions

The Company’s XL Financial Solutions operations (“XLFS”) function globally as an internal joint venture among the Company’s three underwriting segments. The group provides a wide range of structured financial products and alternative risk transfer transactions, including finite property and casualty insurance and reinsurance, asset backed securitizations and business enterprise risk transactions. Most transactions originated through XLFS have multi-year exposures, with many transactions having durations in excess of ten years. Generally, the underlying nature of the transaction determines the business segment in which it is written. Up to and including 2003, property and casualty business written is included in the insurance segment or the reinsurance segment, depending upon whether the customer is a reinsurance company or other type of entity, respectively. In addition, in 2003 certain financial market risk transactions that were structured in derivative form as well as guaranteed investment contracts were reallocated from the insurance and reinsurance segments to the financial products and services segment.

Geographic Areas

See Item 8, Notes 3 and 24 to the Consolidated Financial Statements.

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

Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally rated “A” or better by Standard & Poor’s (“S&P”) or, in the case of Lloyd’s syndicates, S&P “Four Bells” and/or “B+” from Moody’s Investors Service, Inc. (“Moody’s”). The Company’s Chief Risk Officer considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements for further information.

As part of risk management, the Company also has several credit committees and underwriting/transaction committees that meet regularly to review the terms and conditions of certain proposed new transactions.

Unpaid Losses and Loss Expenses

Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s results of operations and financial condition and liquidity.

Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and incurred but not reported (“IBNR”) claims.

The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements”.

The tables below present the development of unpaid loss and loss expense reserves related to the Company’s general and financial operations on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements”.

Analysis of Consolidated Loss and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$2,057	$2,482	$2,899	$3,166	$3,609	$4,303	$4,537	$4,328	$7,173	$8,395	$10,782
LIABILITY RE-ESTIMATED AS OF:
One year later	2,089	2,455	2,885	2,843	3,354	4,016	4,142	4,503	7,573	9,332
Two years later	2,089	2,383	2,546	2,704	3,038	3,564	4,085	4,463	8,445
Three years later	2,115	2,190	2,445	2,407	2,737	3,580	4,120	5,239
Four years later	1,972	2,085	2,214	2,227	2,658	3,461	4,624
Five years later	1,950	1,927	2,050	2,144	2,505	3,742
Six years later	1,752	1,819	2,010	2,026	2,663
Seven years later	1,739	1,823	1,915	2,115
Eight years later	1,752	1,758	1,983
Nine years later	1,725	1,803
Ten years later	1,786
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	271	679	916	1,051	946	561	(87)	(911)	(1,272)	(937)
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$ 256	$ 317	$ 445	$ 234	$ 458	$ 812	$1,252	$1,184	$2,011	$2,526
Two years later	521	709	667	576	932	1,594	1,828	1,920	3,984
Three years later	865	921	934	932	1,404	1,928	2,306	2,683
Four years later	1,033	1,110	1,143	1,235	1,525	2,249	2,824
Five years later	1,198	1,199	1,356	1,313	1,732	2,555
Six years later	1,273	1,328	1,408	1,466	1,903
Seven years later	1,360	1,365	1,485	1,603
Eight years later	1,387	1,429	1,601
Nine years later	1,446	1,553
Ten years later	1,569

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Consolidated Loss and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

ESTIMATED GROSSLIABILITYFORUNPAID LOSSES ANDLOSSEXPENSES	$2,269	$2,760	$3,238	$3,623	$3,972	$4,897	$5,369	$5,668	$11,807	$13,203	$16,559
LIABILITY RE-ESTIMATED AS OF:
One year later	2,309	2,764	3,244	3,221	3,763	4,735	5,266	6,118	12,352	15,068
Two years later	2,323	2,721	2,872	3,164	3,496	4,352	5,147	6,105	14,003
Three years later	2,373	2,494	2,793	2,902	3,243	4,316	5,176	6,909
Four years later	2,198	2,414	2,572	2,753	3,139	4,232	5,663
Five years later	2,208	2,268	2,415	2,663	2,979	4,508
Six years later	2,022	2,165	2,379	2,564	3,132
Seven years later	2,010	2,177	2,327	2,650
Eight years later	2,033	2,154	2,393
Nine years later	2,048	2,197
Ten years later	2,108
CUMULATIVE REDUNDANCY (DEFICIENCY)	161	563	845	973	840	389	(294)	(1,241)	(2,196)	(1,865)

The following table presents an analysis of paid, unpaid and incurred losses and loss expenses for the Company’s general and financial operations and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2003	2002	2001

Unpaid losses and loss expenses at beginning of year	$13,202,736	$11,806,745	$ 5,667,833
Unpaid losses and loss expenses recoverable	(4,807,317)	(4,633,693)	(1,339,767)

Net unpaid losses and loss expenses at beginning of year	8,395,419	7,173,052	4,328,066
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,673,321	2,927,297	2,729,427
Prior years	937,285	400,018	175,804

Total net incurred losses and loss expenses	4,610,606	3,327,315	2,905,231
Exchange rate effects	394,121	552,173	60,618
Net loss reserves acquired	199,164	189,710	1,696,562
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	291,104	836,102	633,141
Prior years	2,525,828	2,010,729	1,184,284

Total net paid losses	2,816,932	2,846,831	1,817,425
Net unpaid losses and loss expenses at end of year	10,782,378	8,395,419	7,173,052
Unpaid losses and loss expenses recoverable	5,776,410	4,807,317	4,633,693

Unpaid losses and loss expenses at end of year	$16,558,788	$13,202,736	$11,806,745

The Company’s net unpaid loss and loss expense reserves broken down by operating segment at December 31, 2003 and 2002 was as follows:

(U.S. dollars in millions)	December 31, 2003	December 31, 2002

Insurance	$ 5,849	$4,771
Reinsurance	4,871	3,558
Financial products and services	62	36

Net unpaid loss and loss expense reserves	$10,782	$8,395

The following table shows the net unpaid loss and loss expense reserves for the Company’s general and financial operations at December 31, 2003 and 2002 by line of business:

(U.S. dollars in millions)	December 31, 2003	December 31, 2002

Casualty insurance	$ 4,005	$3,169
Casualty reinsurance	2,815	1,611
Property catastrophe	98	257
Other property	1,359	1,561
Marine, energy, aviation and satellite	1,073	996
Financial guarantee	62	36
Other (1)	1,262	718

	10,674	8,348
Provision for potential non recoveries (2)	108	47

Total	$10,782	$8,395

(1)	Other consists of several products, including accident and health, political risk, surety and bonding.
(2)	The Company provides for estimated uncollectible reinsurance recoveries that are not allocated by line of business.

Current year net losses incurred

Current year net losses incurred in 2003 increased from 2002 due primarily to the growth in the Company’s general insurance and reinsurance operations. There was a relatively low level of catastrophic events affecting the Company in both 2003 and 2002.

Current year net losses incurred in 2002 increased over 2001 primarily due to general growth of the Company’s operations, the inclusion of a full year of Winterthur International results (that had current year losses of $349.7 million), and Le Mans Ré, consolidated with effect from January 1, 2002 (that had net losses incurred of approximately $167.0 million). Partially offsetting these increases was a lower level of catastrophic and other loss events in 2002 as compared to 2001.

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

Prior year net losses incurred

The following tables present the development of the Company’s gross and net, loss and loss expense reserves for its general and financial operations. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$13,203	$11,807	$5,668
Net adverse development of those reserves during the year	1,865	545	450

Unpaid losses and loss expense reserves re-estimated one year later	$15,068	$12,352	$6,118

Net (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$ 8,395	$ 7,173	$4,328
Net adverse development of those reserves during the year	937	400	175

Unpaid losses and loss expense reserves re-estimated one year later	$ 9,332	$ 7,573	$4,503

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately.

Prior year incurred losses for years prior to 1998 are driven primarily by the Company’s high layer casualty loss insurance loss reserves. As previously discussed, the nature of this business can result in losses that are both irregular and significant. The basis for establishing IBNR for these lines was previously more judgmental due to the lack of industry data available. Consequently, the Company estimated loss reserves through actuarial models based upon its own experience, which by definition had its own inherent limitations. The Company commenced writing this type of business in 1986, and experienced a low number of losses in the first few years. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected.

The following table presents the net adverse (favorable) prior year loss development of the Company’s loss and loss expense reserves for its general and financial operations by each operating segment for each of the years indicated:

(U.S. dollars in millions)	2003	2002	2001

Insurance Segment	$153	$ 28	$ (78)
Reinsurance Segment	799	385	253
Financial Products and Services Segment	(15)	(13)	–

Total	$937	$400	$175

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves acquired

Net loss reserves acquired in 2003 of $199.2 million included $85.2 million related to the Company’s Lloyd’s operation in connection with the closure of the Lloyd’s 2000 underwriting year where reserves and cash were transferred to the Company’s Lloyd’s Syndicates. The Company did not provide 100% of the Syndicate capacity for the 2000 underwriting year. In addition, $114.0 million related to the settlement of the purchase price for the acquisition of the Winterthur International operations in December 2003. In connection with the settlement, the Company updated the fair value of the net assets acquired as of this date and reduced the estimated amount of unpaid losses recoverable from the Seller under the SPA. See Item 8 Note 6(b) to the consolidated financial statements for further information.

Net loss reserves acquired in 2002 related primarily to Le Mans Ré ($376.2 million) consolidated as a subsidiary with effect from January 1, 2002. This was partially offset by the return by the Company to the Seller of the accident and health business related to the Winterthur International acquisition in June 2002 of approximately $190.0 million.

Net loss reserves acquired in 2001 related primarily to the acquisition of Winterthur International. The Company has contractual post-closing protection with respect to adverse development of reserves, including unearned premium reserves, resulting from Winterthur International business written prior to July 1, 2001. Business in force at June 30, 2001 carries a maximum exposure to a combined ratio of 105%. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Item 8, Note 6(b) to the Consolidated Financial Statements for further information.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2003 related to the global operations of the Company where several operations have a functional currency that is not the U.S. dollar. The reduction in the value of the U.S. dollar during each of these three years mainly compared to the Swiss Franc, U.K. Sterling and the Euro has given rise to translation and revaluation exchange movements of $394.1 million, $552.2 million and $60.6 million in 2003, 2002 and 2001, respectively.

Net paid losses

Total net paid losses were $2.8 billion in 2003 and 2002. The Company wrote more business in 2003 than in 2002, however the amount of net paid losses did not increase from the previous year primarily due to a relatively low level of catastrophe losses in 2003 together with the increase in casualty business written which typically has a longer period over which losses are reported and paid as compared to property business.

Total net paid losses increased from $1.8 billion in 2001 to $2.8 billion in 2002. This increase is due to the inclusion of a full year of Winterthur International, which had approximately $786.0 million of net paid losses, the consolidation of Le Mans Ré and growth of the Company’s other operations. The increase in paid losses in 2003 and 2002, related primarily to prior years, is due mainly to payments relating to loss reserves associated with the Winterthur International acquisition, the longer tail casualty business written by the Company and, to a lesser extent, the September 11 event. At December 31, 2003, the Company had paid approximately 50% of its estimated ultimate net losses relating to the September 11 event. Unpaid claims remain due to the size and complexity of the claims and also that approximately 50% of the Company’s ultimate incurred losses related to the reinsurance segment, where there is an inherent lag between the timing of a loss event and when it is reported by the ceding company to the Company. See Item 8, Note 4 to the Consolidated Financial Statements.

Other loss related information

The Company’s net incurred losses and loss expenses included actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2003 and 2002, the reserve for potential non-recoveries from reinsurers was $108.0 million and $47.3 million, respectively.

Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and from January 1, 2003 discounts such losses using an interest rate of 5% (7% was used in 2002). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The Company decreased the interest rate in 2003 in line with current investment yields on this portfolio. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The amount of the discount credit included in net losses and loss expenses incurred was $22.6 million in 2002. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2003 and 2002 were $538.8 million and $374.5 million, respectively. The related discounted unpaid losses and loss expenses were $263.8 million and $151.7 million as of December 31, 2003 and 2002, respectively.

Investments

Investment structure and strategy

The Company’s investment operations are managed centrally by the Company’s investment department, which also provides certain investment advice and support for the rest of the Company’s operations. The Finance Committee of the Board of Directors approves the Company’s overall investment policy and guidelines and reviews the implementation of the investment strategy on a regular basis.

The primary goal of the investment strategy is to maximize investment returns taking into account market and credit risk in light of the Company’s business objectives of stable earnings growth and growth in long-term book value. Market risk is principally due to interest rate variability, which the Company seeks to manage through asset/liability management, and to a lesser extent due to the allocation to risk assets, which the Company seeks to manage through diversification. Credit risk arises from investments in corporate fixed income securities and is managed with aggregate and portfolio limits.

The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk management. At December 31, 2003 and 2002, total investments and cash, less payable for investments purchased, were $25.1 billion and $20.0 billion, respectively.

Functionally, the Company’s investment portfolio is divided principally into four components. The largest component is the general account asset/liability portfolio supporting property and casualty and financial guaranty liabilities, which was approximately $14.6 billion and $11.9 billion at December 31, 2003 and 2002, respectively. The key focus for this component is asset and liability management and it is used to provide liquidity to settle claims arising from the Company’s general and financial operations. The asset/liability portfolio is made up entirely of investment grade fixed income securities comprising (i) deposits and regulatory holdings and (ii) actively managed portfolios.

The second component of the investment portfolio is the structured and spread product portfolio, which was approximately $6.6 billion and $4.5 billion at December 31, 2003 and 2002, respectively. This portfolio consists of highly structured investment portfolios that support specific insurance and reinsurance transactions, e.g., deposit liability and future policy benefit reserves. Many of these transactions have underlying liabilities that pay out over the long term. As a result, asset and liability management is also a key focus for this portfolio. The structured product portfolio consists of actively managed investment grade fixed income securities that have a longer duration than the asset/liability portfolio discussed above.

The third component of the investment portfolio is the risk asset portfolio, which was approximately $3.5 billion and $3.0 billion at December 31, 2003 and 2002, respectively. During 2003, the Company implemented a new risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The risk asset portfolio is that portion of the Company’s surplus that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio currently includes four core diversified total return strategy portfolios incorporating: high yield fixed income; alternative investment strategies; public and private equities and private investments, which include private equity and mezzanine funds, and collateralized debt obligations.

The Company sets specific constraints during the risk allocation process that reflect the Company’s overall tolerance for risk, including guidelines on the level of value at risk (“VaR”) of the risk asset portfolio; stress test amounts; and a maximum drawdown level attributable to the alternative investment portfolio. These levels are approved by the Finance Committee of the Company’s Board of Directors annually. In addition, each of the core risk asset portfolios are subject to specific investment guidelines that are also approved by the Finance Committee of the Company’s Board of Directors. These guidelines address the investment parameters and risk associated with each portfolio. The Company monitors the total risk and return of the risk asset portfolio and the four strategy portfolios to ensure compliance with the risk target guidelines as approved.

The alternative investment portfolio, part of the risk asset portfolio, is a highly diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund pursuing different absolute return investment mandates, typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets, and similar investment vehicles. For the vast majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and included in the Consolidated Balance Sheet under “Investments in affiliates”. The investment objective of the alternative investment portfolio is to attain a high risk-adjusted total return while maintaining a low level of correlation to the traditional asset classes and realizing a low volatility. This portfolio was $1.4 billion and $1.3 billion at December 31, 2003 and 2002, respectively.

The remaining component of the Company’s total investment portfolio of $0.4 billion and $0.6 billion as at December 31, 2003 and 2002, respectively, was related to insurance and financial affiliates and investments in investment management companies. At December 31, 2003, the Company owned minority stakes in eight independent investment management companies. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while access-

ing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these affiliate managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

The Company’s ownership stakes in these investment management companies generally range between 20% and 33%, and the Company typically has board representation in each entity. Where the Company maintains significant influence over the decisions of the investment management organization through such board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as equity in net income of investment affiliates. The Company’s existing affiliate managers manage or sponsor over 25 different investment products, providing institutional and high net worth investors access to a broad range of asset classes and investment strategies. It is a strategic objective of the Company to continue to expand the diversification of investment products offered by its affiliates—both by assisting existing affiliates in launching new products and new lines of business as well as by making additional ownership stake investments in other specialty asset managers. See Item 8, Note 8 to the Consolidated Financial Statements.

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

Credit ratings, duration and maturity profile

It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of “Aa3/AA-”. The aggregate credit rating is determined based on the market value weighted average credit rating using a linear credit rating scale similar to that used by Moody’s Investors Service, Inc. The highest credit rated fixed income securities are held within the asset/liability and structured product portfolios. Sub-investment grade (high yield) fixed income is held within the risk asset portfolio. The weighted average credit rating of the fixed income portfolio was Aa2/AA at December 31, 2003 and 2002.

The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2003 or 2002.

The aggregate duration of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in the yield curve reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years of the main components of the fixed income portfolio at December 31, 2003 and 2002:

Component	2003	2002

Asset/Liability portfolio	3.3	3.5
Structured portfolio	7.5	9.1
Risk Asset portfolio	5.1	5.0
Total Fixed Income portfolio	4.7	5.2

The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 7 to the Consolidated Financial Statements.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies. In January 2004, several of the internationally recognized rating agencies amended the financial strength ratings of the Company’s principal insurance and reinsurance subsidiaries and pools following the announcement by the Company of an increase in prior period loss reserves in the fourth quarter of 2003. See “Unpaid losses and loss expenses” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion. The Company does not believe the recent change in its ratings will have a significant negative impact on its ability to underwrite business.

In connection with the increase in prior period loss reserves in 2003, the Company currently anticipates that it will need to raise at least $750.0 million of additional capital in the first half of 2004. The current ratings listed below may change depending on the ability of the Company to raise such additional capital and there can be no assurance that any such ratings will be retained for any period of time or that they will not be qualified, suspended, revised downward or withdrawn entirely by such rating agencies.

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard & Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AA–(Outlook Stable)	“Very strong” financial security characteristics.	The “AA” grouping is the second highest out of nine mainratings. Main ratings from AAto CCC are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “-” indicating the lower end of the main rating.

A ratings Outlook assesses potential long term direction, with a time horizon up to 3 years.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AA(Rating Watch Negative)	“Very strong” capacity to meet policyholder and contract obligations.	The “AA” rating is the second highest out of twelve ratings categories. AA insurers are viewed as possessing very strong capacity to meet policyholder and contract obligations. “+” or “-” may be appended to a rating to indicate the relative position of a credit within the rating category.

Ratings are placed on Rating Watch to notify investors that there is a reasonable probability of a rating change and the likely direction of such change. These are designated as “Positive”, indicating a potential upgrade, “Negative”, for a potential downgrade, or “Evolving”, if ratings may be raised, lowered or maintained. Rating Watch is typically resolved over a relatively short period.

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

A.M. Best	“An opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A+ u Negative	“Superior” ability to meet its obligations to policyholders.	The “A+” grouping is the second highest ratings category out of ten. It is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders.

Ratings with the “u” modifier (for “Under Review”) are event-driven (positive, negative or developing) and are assigned to a company whose Best’s Rating opinion is under review and may be subject to change in the near-term, generally 6 months.

Moody’s Investors Service	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	Aa2 (except members of the XL America Pool, XL ReLtd and the newly rated XL Life Insurance and Annuity Company, which are rated Aa3.)	“Excellent” financial security.	The “Aa” grouping is the second highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group - with 1 being the highest and 3 being the lowest.

The following were the financial strength and claims paying ratings from internationally recognized rating agencies at December 31, 2003 in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Rankings’ Rating

Standard & Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AA	“Very strong” financial security characteristics.	This is the second highest out of nine main ratings. Main ratings from AA to CCC are subdivided into three subcategories: “+”, indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “-”, indicating the lower end of the main rating.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AA	“Very strong” capacity to meet policyholder and contract obligations.	The “AA” rating is the second highest of twelve ratings categories. AA insurers are viewed as possessing very strong capacity to meet policyholder and contract obligations. “+” and “-” may be appended to a rating to indicate the relative positive of a credit within the rating category.

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Rankings’ Rating

A.M. Best	“An opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A+	“Superior” ability to meet its obligations to policyholders	This is the second highest out of fifteen ratings.

Moody’s Investors Service	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	Aa2	“Excellent” financial security.	The “Aa” grouping is the second highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1,2, and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group - with 1 being the highest and 3 being the lowest.

The following are the financial strength ratings from internationally recognized rating agencies currently and as of December 31, 2003 in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Rankings’ Rating

Standard &	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AAA	“Extremely strong” financial security characteristics.	This is the highest out of nine main ratings groupings.
Poor’s

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligation.”	Aaa	“Exceptional” financial security.	This is the highest out of nine main ratings categories.
Investors
Service

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AAA	“Exceptionally strong” capacity to meet policy holder and contract obligations.	This is the highest out of twelve main ratings categories.

In addition, XL Capital Ltd, currently has the following long term debt ratings: “a-” (review with negative implications) from A.M. Best, “A” (Stable) from Standard and Poor’s, “A2” (stable) from Moody’s and “A” (creditwatch negative implications) from Fitch.

The Company believes that the primary users of ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors.

Tax Matters

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 23 to the Consolidated Financial Statements.

Regulation

See Item 8, Note 24 to the Consolidated Financial Statements.

Employees

At December 31, 2003, the Company employed approximately 3,350 employees. At that date, approximately 40 of the Company’s employees were known by the Company to be represented by unions, approximately 400 employees were represented by workers’ councils and approximately 500 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Available Information

The public may read and copy any materials the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as the Company) and the address of that site is http://www.sec.gov.

The Company’s Internet website address is http://www.xlcapital.com. The information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K or any other of the Company’s documents filed with or furnished to the SEC.

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

The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Governance Committee of the Board of Directors, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s website at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to the Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

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

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London which will become the Company’s new London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices is expected to be in the summer of 2004 and will consolidate the Company’s London businesses in one location. The Company has recorded a capital lease asset and liability of approximately $150.0 million related to this transaction.

In addition, the Company owns XL House in London, England, acquired as part of the Winterthur International acquisition, and the fair value of this property at December 31, 2003 was approximately $38.3 million. The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $42.3 million, $30.4 million and $18.9 million, respectively. The increase in rent expense for 2003 was due to the expansion of the Company’s operations and, in 2002, was due primarily to the acquisition of Winterthur International. See Item 8, Note 18(d) to the Consolidated Financial Statements for discussion of the Company’s lease commitments for real property.

ITEM 3. LEGAL PROCEEDINGS

On November 20, 2003, the Company and certain of its officers and directors were named as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Action”). The Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Securities Laws”). The Action alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. The time for the Company to respond to the Complaint has not occurred and there has been no discovery in the Action. The Company and these officers and directors intend to vigorously defend the claims asserted against them.

On July 15, 2003, the Company and Messrs. Esposito and O’Hara were named in a Consolidated Amended Class Action Complaint (the “Amended Complaint”) filed by certain shareholders of Annuity and Life Re (Holdings), Ltd. (“ANR”) against ANR and certain present and former officers and directors of ANR in the United States District Court for the District of Connecticut seeking unspecified money damages on behalf of purchasers of ANR stock. Schnall v. Annuity and Life Re (Holdings), Ltd., Civil Action No. 02-CV-2133 (GLG) (“The Schnall Action”). The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making (or being responsible as alleged controlling persons for) various alleged material misstatements and omissions in public filings and press releases of ANR. The Company owned between approximately 11% and 13% of the stock of ANR, and Messrs. Esposito and O’Hara (indemnitees of the Company) were directors of ANR, during the assertedly relevant period. On October 23, 2003, KPMG LLP, the auditor of ANR, was named in a separate lawsuit in the District of Connecticut alleging similar securities violations relating to KPMG’s auditing of the ANR financial statements. Communication Workers of America v. KPMG LLP, Civil Action No. 03-CV-1825 (GLG). The KPMG suit has been consolidated with the Schnall Action. The Company and Messrs. Esposito and O’Hara are vigorously defending the claims asserted against them. On March 12, 2004, the Court denied the motion of the Company and Messrs. Esposito and O’Hara seeking to dismiss the Amended Complaint.

   The Company is also subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof and other factors. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies.

   The Company believes that the ultimate outcomes of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

   The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2003:

Name	Age	Position

Brian M. O’Hara	55	President, Chief Executive Officer and Director
Fiona E. Luck	46	Executive Vice President, Group Operations and Assistant Secretary
Jerry M. de St. Paer	62	Executive Vice President, Chief Financial Officer, Treasurer and Assistant
		Secretary
Paul S. Giordano	41	Executive Vice President, General Counsel and Secretary
Christopher V. Greetham	59	Executive Vice President and Chief Investment Officer
Nicholas M. Brown, Jr.*	49	Executive Vice President of the Company and Chief Executive of
		Insurance Operations
Henry C.V. Keeling	48	Executive Vice President of the Company and Chief Executive of
		Reinsurance Operations
Robert R. Lusardi	47	Executive Vice President of the Company and Chief Executive of Financial
		Products and Services Operations

* Mr. Brown, who is leaving the Company on April 1, 2004, will be succeeded by Clive Tobin.

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

Jerry M. de St. Paer has been Executive Vice President and Chief Financial Officer of the Company since February 2001. Mr. de St. Paer was appointed Treasurer and Assistant Secretary of the Company in January 2002. Mr. de St. Paer was previously Managing Director of Hudson International Advisors in New York. Prior to forming Hudson International in 1998, he served as Managing Director, Insurance at J.P. Morgan & Company, Inc. Mr. de St. Paer was previously employed at The Equitable (now AXA Financial Advisors), from 1986 until 1997, serving most recently as Senior Executive Vice President and Chief Financial Officer of The Equitable and as Executive Vice President of Strategic Studies and Development of the AXA Group.

Paul S. Giordano has been Executive Vice President and General Counsel of the Company since June 1999. Mr. Giordano served as Senior Vice President and General Counsel since January 1997 and was appointed Secretary of the Company on December 31, 1997. Mr. Giordano was associated with Cleary, Gottlieb, Steen & Hamilton and Clifford Chance in New York and London prior to joining the Company.

Christopher V. Greetham has been Executive Vice President of the Company since December 1998 and has served as Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

Nicholas M. Brown, Jr. has been Executive Vice President of the Company since July 1999 and Chief Executive of Insurance Operations since July 2000. He will be serving until April 1, 2004. He was President and Chief Executive Officer of NAC Re Corp, from January 1999, having previously served as President and Chief Operating Officer of NAC

Re Corp and President and Chief Executive Officer of NAC Re (now known as XL Reinsurance America, Inc.) from 1996. Prior to joining XL Re America, Mr. Brown served as Executive Vice President and Chief Operating Officer of St. Paul Fire and Marine Insurance Company from 1994 to 1996 and as President of St. Paul Specialty from 1993 to 1994. From 1976 through 1993, he served in various positions at Aetna Life and Casualty Companies.

Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive Officer of XL Re since August 1998. He was appointed Chief Executive of Reinsurance Operations in July 2000. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd’s from 1984 through 1992.

Robert R. Lusardi has been Executive Vice President of the Company since February 1998, and Chief Executive of Financial Products and Services Operations since July 2000. Mr. Lusardi served as Chief Financial Officer of the Company from 1998 through February 2001. Prior to joining the Company, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “XL”.

The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

	High	Low	Close

2003:
1st Quarter	$83.55	$64.57	$70.78
2nd Quarter	88.00	72.58	83.00
3rd Quarter	83.92	72.83	77.44
4th Quarter	79.83	68.11	77.55
2002:
1st Quarter	$97.11	$86.05	$93.35
2nd Quarter	97.38	82.70	84.70
3rd Quarter	83.03	61.00	73.50
4th Quarter	83.23	70.88	77.25

Each Class A ordinary share has one vote, except that if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued Class A ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Articles of Association. “Controlled Shares” includes, among other things, all Class A ordinary shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 or Section 958 of the Internal Revenue Code of 1986, as amended).

The number of record holders of Class A ordinary shares as of December 31, 2003 was 1,002. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2003, four regular quarterly dividends were paid at $0.48 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8. In 2002, four regular quarterly dividends were paid at $0.47 per share to all ordinary shareholders of record as of February 4, May 28, August 5 and December 2.

The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the United States and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 24 to the Consolidated Financial Statements for further discussion.

Rights to purchase Class A ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company’s outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands, except share and per share amounts and ratios)	2003(1)	2002(1)	2001(1)	2000	1999(2)

Income Statement Data:
Net premiums earned – general operations	$ 6,081,033	$ 4,899,073	$ 2,730,420	$ 2,011,525	$ 1,728,753
Net premiums earned – financial operations	139,622	67,745	37,113	23,715	21,253
Net premiums earned – life operations	748,495	1,022,992	695,595	–	–
Net investment income	779,558	734,535	610,528	580,946	525,318
Net realized gains (losses) on investments	120,195	(214,160)	(93,237)	45,090	66,800
Net realized and unrealized (losses) gains on derivative instruments	(27,542)	(51,761)	11,768	21,405	27,556
Equity in net income of investment affiliates (3)	133,902	64,662	80,580	70,032	43,865
Fee income and other	41,745	54,963	18,247	(1,131)	100,400
Net losses and loss expenses incurred – general operations	4,576,856	3,329,047	2,890,076	1,426,443	1,298,673
Net losses and loss expenses incurred – financial operations	33,750	(1,732)	15,155	6,116	5,361
Claims and policy benefits – life operations	818,894	1,069,456	698,675	–	–
Acquisition costs, operating expenses and exchange gains and losses	1,926,393	1,549,440	1,073,903	743,067	689,005
Interest expense	199,407	168,086	113,272	70,593	37,378
Amortization of intangible assets	4,637	6,187	58,569	58,597	49,141
Income (loss) before minority interests, equity in net income of insurance affiliates and income tax expense	457,071	457,565	(758,636)	446,766	434,117
Preference share dividends	40,321	9,620	–	–	–
Net income (loss) available to ordinary shareholders	371,658	395,951	(576,135)	506,352	470,509
Per Share Data:
Net income (loss) per ordinary share – basic (4)	$ 2.71	$ 2.92	$ (4.55)	$ 4.07	$ 3.69
Net income (loss) per ordinary share – diluted (4)	$ 2.69	$ 2.88	$ (4.55)	$ 4.03	$ 3.62
Weighted average ordinary shares
Outstanding–diluted (4)	138,187	137,388	126,676	125,697	130,304
Cash dividends per ordinary share (5)	$1.92	$1.88	$1.84	$1.80	$1.76

See Notes on next page.

(U.S. dollars in thousands, except share and per share amounts and ratios)	2003(1)	2002(1)	2001(1)	2000	1999(2)

Balance Sheet Data:
Total investments available for sale	$20,775,256	$16,059,733	$12,429,845	$9,501,548	$9,122,591
Cash and cash equivalents	2,403,121	3,557,815	1,863,861	930,469	557,749
Investments in affiliates	1,903,341	1,750,005	1,037,344	792,723	479,911
Unpaid losses and loss expenses recoverable	5,779,997	5,012,655	4,633,693	1,339,767	831,864
Premiums receivable	3,487,322	3,592,713	2,182,348	1,119,723	1,126,397
Total assets	40,764,215	35,647,369	27,963,016	16,941,952	15,090,912
Unpaid losses and loss expenses	16,558,788	13,202,736	11,806,745	5,667,833	5,369,402
Unearned premiums	4,729,989	4,028,299	2,636,428	1,741,393	1,497,376
Notes payable and debt	1,905,483	1,877,957	1,604,877	450,032	410,726
Shareholders’ equity	6,936,915	6,569,589	5,437,184	5,573,668	5,577,078
Book value per ordinary share	$ 46.74	$ 44.48	$ 40.35	$ 44.58	$ 43.64
Operating Ratios:
Loss and loss expense ratio (6)	75.3%	68.0%	105.8%	70.9%	75.1%
Underwriting expense ratio (7)	27.3%	29.0%	33.9%	35.3%	33.6%
Combined ratio (8)	102.6%	97.0%	139.7%	106.2%	108.7%

(1)	Results for all periods subsequent to July 1, 2001 include the results of Winterthur International, which was acquired with effect from this date. The results also include the consolidation of XL Re Europe, which has been accounted for as a subsidiary with effect from January 1, 2002. In the years ended December 31, 2001, 2000 and 1999, the Company’s share of net income of Le Mans Ré (now known as XL Re Europe) was included in equity in net income of insurance and operating affiliates. The Company’s net income for the years ended December 31, 2003, 2002 and 2001 was impacted by the September 11 event. See Item 8, Note 4 to the Consolidated Financial Statements. The effect of all of these items should be considered when making period to period comparisons of the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis.
(2)	Information includes the results of NAC as though it had always been a part of the Company.
(3)	Equity in net income of investment affiliates in 2003 includes income on the alternative investment portfolio for eleven months ended November 30, 2003 as compared to twelve months in prior years. The fair market values of certain of these alternative investments often take longer to obtain as compared to the other of the Company’s investments and therefore are unavailable at the time of the close.
(4)	Net income per ordinary share is based on the basic and diluted weighted average number of Class A ordinary shares and ordinary share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.
(5)	Cash dividends per ordinary share for 1999 have not been adjusted for the pooling effect of NAC.
(6)	The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for general insurance and reinsurance operations.
(7)	The underwriting expense ratio is the sum of acquisition expenses and operating expenses for general insurance and reinsurance operations divided by net premiums earned for general insurance and reinsurance operations. See Item 8, Note 3 to the Consolidated Financial Statements for further information.
(8)	The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.
(9)	Certain reclassifications to prior period information have been made to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “– Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under Item 8.

Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s results of operations and financial condition.

Executive Overview

The Company operates on a global basis primarily in the property and casualty industry and, to a lesser extent, the financial services industry. The Company serves the insurance, reinsurance and financial services needs of institutional or corporate clients, typically the global equivalent of the Fortune 2000. The Company operates in markets where the Company believes its underwriting expertise and financial strength represent a relative advantage. The Company does not operate in any retail markets.

The property and casualty insurance and reinsurance markets have historically been cyclical meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable (a “hard market”) to the Company and then there have been periods where premium rates decline and policy terms and conditions are less favorable (a “soft market”) to the Company. This has been driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any potential downward cycles by reducing property and casualty premiums written and exposures if and when rates deteriorate to unprofitable levels for the Company. As part of its strategy, the Company also looks to its financial products and services segment to provide a diversified stream of earnings that are not directly tied to the property and casualty cycle. In this regard, the Company’s financial guarantee insurance and reinsurance operations have substantially achieved relative trading parity with its peers.

The Company has grown through acquisition activity and developing new business opportunities. Acquisitions included Global Capital Underwriting Ltd in 1996, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Ré in 2002. All acquisitions have supported the Company’s strategic plan to develop a global platform in insurance and reinsurance. Recent business developments include XL Capital Assurance Inc. and XL Financial Assurance Ltd., the Company’s financial guarantee primary and reinsurance guarantors, XL Weather & Energy and XL Life & Annuity. As a result of these combined developments, the Company now competes as an integrated global business with more than 3,300 employees in 30 countries.

The Company earns its revenue primarily from net premiums written and earned. Premium rates in the property and casualty industry began to increase in 2001 following five years of poor underwriting performance in the industry. These price increases were further compounded by the September 11 event. In the three years ended December 31, 2003, the Company experienced pricing increases and improved terms and conditions across most of the lines of business it writes. These, generally, across-the-board price increases were unprecedented meaning that, in the past, pricing increases and more favorable terms and conditions were not experienced across all of the Company’s product lines at one point in any one cycle. Accordingly, the Company does not expect that any potential downturn in the cycle will necessarily affect all the property and casualty lines simultaneously in the future.

A key challenge for the Company, as stated above, is to mange through the industry cycles. In relation to the insurance segment, with respect to the January 1, 2004 renewals, the Company has seen some moderation in pricing over the last several months. Although certain lines, principally liability, continue to see moderate increases, certain other lines, particularly property, which have benefited most from price increases over the last few renewals, are beginning to see increased competition and rate decreases as certain competitors improve their capital position and pursue premium growth through rate reductions and/or terms and conditions more favorable to buyers / customers. The Company still believes that the insurance business remains adequately priced and above the Company’s return requirements, with appropriate terms and conditions across the board. With respect to the reinsurance segment, January 1st is the most significant renewal date for the Company’s general reinsurance operations. With respect to the January 1, 2004 reinsurance segment renewals, the Company has continued to see double digit rate improvements in its casualty book. These improvements are at a lesser rate than in prior years. The Company expects that these increases will largely offset the pricing pressures that the Company is currently seeing in property, property catastrophe and some other specialty lines. The Company expects overall growth rate in net written and earned premiums will be in the single digits in 2004.

The Company also generates revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to maximize investment returns balancing market and credit risk relative to the Company’s business objective of stable earnings growth and growth in long-term book value. In addition, at this stage of the interest cycle, the Company has reduced its duration of the general account portfolio from 3. 5 years as at December 31, 2002 to 3.3 years as at December 31, 2003. For the three years ended December 31, 2003, there have been declines in interest rates that have negatively impacted the Company’s investment interest income. Investment interest income was under continued pressure in 2003 and continues to be under pressure due to the low interest rate environment. In 2003, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall improvement in capital markets and narrowing of credit spreads. The Company incurred net realized losses on its investments in 2002 resulting primarily from a high level of corporate defaults. The Company expects investment interest income to rise moderately in 2004 supported by positive cash flow from operations.

The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported. The Company’s results for 2003 and 2002 have been negatively impacted by an increase to reserves established in prior years primarily relating to its North American casualty business written in the 1997 through 2001 underwriting years. In the third quarter of 2003, the Company received reported claims that were in excess of the Company’s expected claims and the Company increased loss reserves by $184.0 million and began an extensive claims audit review of its ceding companies for this book of business. Upon completion of this claims audit review as well as the Company’s scheduled annual reserve review, the Company increased loss reserves by $694 million in the fourth quarter of 2003. This increase was net of a $197 million release of reserves relating to the September 11 event. See further information under “Reinsurance – General Operations” below.

Financial measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s general operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2003	2002	2001

Underwriting (loss) profit – general operations	$ (84,117)	$274,701	$(1,083,892)
Combined ratio – general operations	102.6%	97.0%	139.7%
Investment income – general operations	$588,428	$617,122	$ 585,858
Book value per ordinary share	$ 46.74	$ 44.48	$ 40.35
Return on average ordinary shareholder’s equity	6.0%	6.9%	NM

NM=Not Meaningful. In 2001, the Company had a net loss for the year due primarily to the September 11 event.

Underwriting profit (loss) – general operations

One way that the Company evaluates the performance of its insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. As noted above, the Company’s underwriting profit and loss for the last three years have been negatively impacted by net losses incurred from adverse development of prior year loss reserves and the September 11 event. Partially offsetting this has been the increase in premium rates and favorable underwriting terms and conditions. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period. See further discussion below. Barring any unusual catastrophic loss events, the Company expects to produce an underwriting profit in 2004.

Combined ratio – general operations

The combined ratio for general operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Changes in the Company’s combined ratio for the last three years have been negatively impacted by the net losses incurred as noted above.

Net investment income – general operations

Net investment income from its general operations is an important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The size of the portfolio is impacted by cash flow generated from operations, which has been positive during the last three years and which the Company currently expects to be positive in 2004.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also any changes in the net unrealized gains and losses on its investment portfolio. The Company’s book value per ordinary share increased in 2003 primarily as a result of an increase in net income and an increase in the net unrealized gains on the investment portfolio and also increased in 2002 due to an increase in net income. The Company’s book value per ordinary share in 2004 would be impacted by changes in market interest rates.

Return on average ordinary shareholders’ equity

Return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of any company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholder’s equity. The Company establishes minimum target ROE’s for its total operations, segments and lines of business. If the Company’s minimum ROE return targets over the longer term are not met with respect to any line of business, the Company seeks to exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE. The Company’s ROE’s for the last three years have been mainly affected by its general operations’ underwriting results and investment income. In addition, there was a negative return on shareholders’ equity in 2001, primarily due to the September 11 event.

Other Key Focuses of Management

Ratings and Capital Management

Management continues to focus heavily on the Company’s financial strength and claims paying ratings because the Company’s ability to write business is dependent on the quality of these ratings. Management seeks to maintain a strong financial strength and claims paying ratings, relative to its competitors. As noted above, the Company’s results were significantly impacted in the second half of 2003 by prior period adverse development mainly from its North American casualty reinsurance business written in the 1997 through 2001 underwriting years and, accordingly, some of the Company’s ratings have been downgraded. The Company currently anticipates it will raise additional capital of approximately $750 million in the first half of 2004 in the form of mandatory convertible securities. The Company currently anticipates that it will be able to successfully raise this capital, however, if the Company does not achieve this, it is likely that the Company’s ratings could be lowered further which could trigger downgrade provisions contained in the Company’s various capital and credit facility documents as well as impact the ability of the Company to write new business.

Collateral Management

Another important matter on which management is focused (and which also affects the Company’s ability to underwrite business) is the availability of collateral, including letters of credit, insurance trusts and other credit facilities required to provide security to cedants (these are companies who reinsure their liabilities to the Company), particularly as required by state insurance regulation in the U.S. and at Lloyds, and also to provide the Company with liquidity as required. These facilities are provided to the Company from commercial banks and generally are renewed every year. The Company has also utilized “off balance sheet” transactions in order to obtain more collateral capacity (these transactions are described below under “Variable Interest Entities and Other Off Balance Sheet Arrangements” below). As the Company writes more business, its collateral requirements increase. A key challenge for management is to ensure that sufficient collateral capacity is available as to not hinder future writings of business.

Winterthur International Net Reserve Seasoning

Management is focusing on the settlement and collection of certain post-closing balances under the SPA related to the 2001 acquisition of the Winterthur International operations. The SPA sets forth a process by which an adjustment payment may be made to the Company or the Seller by the other based on the unfavorable or favorable development of the acquired Winterthur International operations’ net reserves. Under this process, the Company is due to submit to the Seller in the third quarter of 2004 a statement of the net reserves of the acquired operations as of June 30, 2004 (the “Seasoned Net Reserves Amount”). The Seasoned Net Reserves Amount is then compared to such operations’ net reserves as of June 30, 2001 (the “Initial Net Reserves Amount”). If the Seasoned Net Reserves Amount is greater than the Initial Net Reserves Amount, a payment is due to be made by the Seller to the Company in accordance with a formula set forth in the SPA. At December 31, 2003, the Company had recorded an unsecured reinsurance net recoverable from the Seller in the amount of $740.9 million due to unfavorable development in the acquired operations’ loss and unearned premium reserves. This amount remains subject to change in view of ongoing net reserve development prior to June 30, 2004. In the event that the Seller disagrees with the Seasoned Net Reserves Amount as determined by the Company, the SPA provides for a dispute resolution procedure that ultimately would result in the determination of such amount by a named independent actuary.

Liquidity and cash flow

As a property and casualty company, the Company must ensure that it has sufficient funds to settle claims promptly, especially in the event of a major catastrophic event. Management is focused on making sure that liquidity requirements are supported by both having lines of credit facilities available to the Company as well as the Company’s general investment portfolio of which the majority is in high grade fixed income securities. The Company has had significant positive cash flow from operations in the three years ended December 31, 2003 generated from its underwriting activities (premiums less claim and expense settlements) as well as the receipt of investment income on its portfolio. This is due to current favorable underwriting conditions as well as growth of the investment portfolio and the Company expects cash flow from operations to be strong in 2004.

Results of Operations

The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2003, 2002 and 2001.

(U.S. dollars in thousands, except per share amounts)	2003	2002	2001

Net income (loss) available to ordinary shareholders	$371,658	$395,951	$(576,135)

Earnings (loss) per ordinary share – basic	$ 2.71	$2.92	$(4.55)
Earnings (loss) per ordinary share – diluted (1)	$ 2.69	$2.88	$(4.55)
Weighted average number of ordinary shares and ordinary share equivalents – basic	136,906	135,636	126,676
Weighted average number of ordinary shares and ordinary share equivalents – diluted (1)	138,187	137,388	126,676

(1)	Average stock options outstanding have been excluded where anti-dilutive to earnings per ordinary share.

The Company’s net income (loss) and other financial measures as shown above for the three years ended December 31, 2003 have been affected, among other things, by the following significant items :

1) Net adverse prior year loss development in general insurance and reinsurance operations.

2) The September 11 event.

3) Other than temporary declines in investments.

4) A favorable underwriting environment with increased premium rates and improved terms and conditions, and

5) The acquisition of Winterthur International, effective July 1, 2001.

The following table summarizes the pre-tax net income effect of the first three items for the years presented:

(U.S. dollars in thousands, except per share amounts)	2003	2002	2001

Net adverse prior period loss development (excluding the September 11 event)	$(1,118,141)	$(200,018)	$ (175,804)
The September 11 event	180,856	(200,000)	(932,700)
Other than temporary declines in investments	(130,702)	(251,500)	(115,600)

Total pre-tax effect on net income	$(1,067,987)	$(651,518)	$(1,224,104)

1. Net adverse prior year loss development

Net adverse prior period loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development. The net adverse prior period loss development in the three years ended December 31, 2003 related primarily to the Company’s general reinsurance operations and principally to losses on business written in 1997 through 2001 years in the Company’s U.S. casualty reinsurance business. In the third quarter of 2003, the Company experienced a significant increase in claims reported that was in excess of the Company’s expected loss development based on historical reporting patterns and recorded an increase to reserves of $184 million related to this book of business. As a result of this increase, the Company began a detailed claims audit review of the cedents contributing to this increase and the lines of business affected were primarily directors and officers, errors and omissions, medical malpractice, commercial umbrella and general liability. Upon completion of this claims audit review, the Company increased case and IBNR reserves relating to this book of business for a total of $663 million in the fourth quarter 2003. The Company monitors actual against expected reported claims on an ongoing basis.To the extent that actual experience on loss reserves differs significantly for this, or any other line of business, the Company would again expand its normal and ongoing cedant review program accordingly.

See further discussion under “Critical Accounting Policies and Estimates” and within the reinsurance segment operations below.

2. The September 11 event

The Company has exposure to the September 11, event with claims arising mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages.

In the year ended December 31, 2001, the Company’s results were negatively impacted by a pre-tax loss of $932.7 million related to the September 11 event, in the general operations insurance and reinsurance segments. During the second quarter 2002, the Company increased loss reserves by $200.0 million in both the insurance and reinsurance segments following the receipt of updated loss information. In the fourth quarter 2003, the Company released loss reserves related to the reinsurance segment, primarily aviation lines, due to the higher than expected levels of participation (97%) in the September 11 Victims Compensation Fund, a no-fault compensation scheme funded by the U.S. government, which closed on December 22, 2003. This resulted in a reduction in the Company’s estimated ultimate losses for this event.

See further discussion within the segments below.

3. Other than temporary declines in investments

The Company realized losses on securities in its investment portfolio due to declines in fair value determined to be other than temporary of $130.7 million, $251.5 million and $115.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The general economy in the United States and the investment markets improved in 2003 relative to 2002. For example, Moody’s Investor Service (“Moody’s”) reported that 77 issuers defaulted in 2003 as compared with 141 issuers in 2002. The Company experienced a reduction in the amount of write downs for securities with declines in value deemed to be other than temporary that was consistent with these figures. The write downs for 2003 occurred mainly in the first half of the year which was consistent with Moody’s monthly default statistics. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was 0.6% in 2003 as compared with 1.4% in 2002 and 1% in 2001.

See the discussion of other than temporary declines in investments within “—Critical Accounting Policies” and “– Investment Activities” below.

4. A favorable underwriting environment with increased premium rates and improved terms and conditions.

As noted above, in the three years ended December 31, 2003 the Company has experienced pricing increases and improved terms and conditions across most of the lines of business it writes, notably in casualty and aviation lines. This is discussed further within the segments below.

5. The acquisition of Winterthur International, effective July 1, 2001

Effective July 1, 2001, the Company acquired certain Winterthur International insurance operations primarily to extend its predominantly North American based large corporate insurance business globally. This acquisition had a significant effect on the Company’s premium written, results of operations and financial condition.

See further discussion in the insurance segment and Item 8, Note 6(b) to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The following are considered to be the Company’s critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on the Company’s results of operations and financial condition and liquidity. These critical accounting policies have been discussed by management with the Audit Committee of the Company’s Board of Directors.

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

1) Unpaid Losses and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

As the Company earns premium for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves or unpaid losses and loss expenses are established due to the significant periods of time that may lapse between the occurrence, reporting and settlement of a loss. Loss reserves include:

a) Case reserves – reserves for reported losses and loss expenses that have not yet been settled and,

b) Losses incurred but not reported (“IBNR”).

At December 31, 2003 and 2002, the Company’s total gross reserves for unpaid losses and loss expenses were $16.6 billion and $13.2 billion, respectively, of which $8.4 billion and $7.7 billion related to case reserves for reported claims and $8.2 billion and $5.5 billion for IBNR reserves, respectively.

The Company writes both “short-tail” and “long tail” lines of business, meaning the time between the receipt of the premium from a policy and the final settlement of any loss. Short-tail lines include property catastrophe, other property and certain marine and aviation lines where, on average, the settlement period may be up to 24 months. Long-tail lines, on the other hand, include the Company’s casualty business in which claims may take up to 30 years to be reported and settled. The increase in the time associated with ultimate settlement of a claim is directly related to an increase in the amount of judgment required to establish loss reserves, especially IBNR reserves.

Case reserves for the Company’s general operations are established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The method of establishing case reserves for reported claims differs among the Company’s operations.

With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss.

With respect to the Company’s financial products and services financial operations, financial guaranty claims written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

IBNR reserves relate mainly to the Company’s insurance and reinsurance casualty business. IBNR reserves are calculated by the Company’s actuaries using several standard actuarial methodologies including paid and incurred loss development, the Bornhuetter-Ferguson incurred loss method and frequency and severity approaches.

Certain aspects of the Company’s casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by the Company’s insurance operations is high layer excess casualty business, meaning that the Company’s liability is after large deductibles including self insurance or insurance from sources other than the Company. The Company commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by the Company for this type of business was largely judgmental and based upon the Company’s own reported loss experience which was used as basis for determining ultimate losses, and therefore IBNR reserves. Over time, the amount of available historical loss experience data of the Company has increased. As a result, the Company has obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

In addition, reinsurance operations by their nature add further complications to the reserving process particularly for casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more judgment is required to establish reserves for ultimate claims in the Company’s reinsurance operations.

Loss and loss expenses are charged to income as they are incurred. These charges includes loss and loss expense payments and any changes in case and IBNR reserves. During the loss settlement period, additional facts regarding claims are reported. As these additional facts are reported, it may be necessary to increase or decrease the unpaid losses and loss expense reserves. The actual final liability may be significantly different than prior estimates.

IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Prior to the year ended December 31, 2003, the outcomes of the Company’s actuarial reviews, consistent with historical practice, provided either (i) a single point reserve estimate or (ii) a range of reserve estimates from which the Company selected a best estimate. For the year ended December 31, 2003, the Company adopted a methodology that provided a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below. As a result, reserve ranges disclosed previously are not comparable to the reserve ranges disclosed herein.

The single point reserve estimate is generally management’s best estimate which the Company considers to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures, and this amount is recorded. The Company’s actuaries utilize one set of assumptions in determining its single point estimate which include loss development factors, loss ratios, reported claim frequency and severity. These reviews and documentation are completed in accordance with professional actuarial standards appropriate to the jurisdictions where the business is written. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

The Company’s net unpaid loss and loss expense general and financial reserves broken down by operating segment at December 31, 2003 and 2002 was as follows:

(U.S. dollars in millions)	December 31, 2003	December 31, 2002

Insurance	$ 5,849	$4,771
Reinsurance	4,871	3,558
Financial products and services	62	36

Net unpaid loss and loss expense reserves	$10,782	$8,395

The following table shows the net unpaid loss and loss expense general and financial reserves for the Company at December 31, 2003 and 2002 by line of business:

(U.S. dollars in millions)	December 31, 2003	December 31, 2002

Casualty insurance	$ 4,005	$3,169
Casualty reinsurance	2,815	1,611
Property catastrophe	98	257
Other property	1,359	1,561
Marine, energy, aviation and satellite	1,073	996
Financial guarantee	62	36
Other (1)	1,262	718

	10,674	8,348
Provision for potential non recoveries (2)	108	47

Total	$10,782	$8,395

(1)	Other consists of several products, including accident and health, political risk, surety and bonding.
(2)	The Company provides for estimated uncollectible reinsurance recoveries that are not allocated by line of business.

The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2003:

(U.S. dollars in millions)	Recorded	High	Low

Casualty insurance	$ 4,005	$4,452	$3,576
Casualty reinsurance	2,815	3,261	2,397
Property catastrophe	98	124	75
Other property	1,359	1,542	1,186
Marine and aviation reinsurance and insurance	1,073	1,241	915
Other (1)	1,262	1,482	1,056

	10,612
Financial guarantee	62
Provision for potential non recoveries	108

Total	$10,782

(1)	Other consists of several products, including accident and health, political risk, surety and bonding.

As shown in the table above and as noted above, for the year ended December 31, 2003 the Company developed a methodology for calculating reserve ranges around its single point reserve estimates for all its lines of business. Similar to VAR (Value At Risk) models commonly used to evaluate risk, the Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period. The Company used the modeled statistical distribution to calcu-

late an 80% confidence interval for the potential reserve outcomes over this one-year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to to the Company. The ranges represent an estimate of the range of possible outcomes over a one year development period. A range of possible outcomes should not be confused with a range of best estimates. The range of best estimates will generally be much narrower than the range of possible outcomes as it will reflect reasonable actuarial and management best estimates of the expected reserve.

Reserve volatility was analyzed for each line of business within each of the reinsurance and insurance segments’ general operations using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business based on a study of the Company’s historical data supplemented by industry data. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate are narrower than the sum of the ranges for the lines of business disclosed above.

The Company is not aware that there is a generally accepted model to perform the reserve range analysis described above and other models may also be employed to develop ranges.

The Company does not calculate a range for its total net unpaid loss and loss expense reserves as it would not be appropriate to add the ranges for each line of business to obtain a range around the Company’s total reserves because this would not reflect the diversification effects across the Company’s various lines of business. The diversification effects result from the fact that losses across the Company’s different lines of business are not completely correlated.

See further discussion within the Company’s operating segments below for prior year development of loss reserves.

The Company’s three types of reserve exposure with the longest tails are:

(1)	high layer excess casualty insurance;
(2)	casualty reinsurance; and
(3)	discontinued asbestos and long-tail environmental business.

High layer excess casualty insurance claims typically involve claims relating to (i) a “shock loss” such as an explosion or transportation accident causing severe damage to persons and/or property over a short period of time, (ii) a “non-shock” loss where a large number of claimants are exposed to injurious conditions over a longer period of time, such as exposure to chemicals or pharmaceuticals or (iii) a professional liability loss such as a medical malpractice claim. In each case, these claims are ultimately settled following extensive negotiations and legal proceedings. This process can typically take 5 to 15 years following the date of loss.

Set forth below is information regarding the numbers of claims and paid claim amounts reported and paid for high layer excess casualty insurance for December 31, 2000 through December 31, 2003:

Number of cumulative claims reported as of December 31, 2000	88
Number of claims reported during 2001	16
Number of claims reported during 2002	36
Number of claims reported during 2003	28

Number of cumulative claims reported as of December 31, 2003	168

(U.S. dollars in milli\ons)
Cumulative claims paid as of December 31, 2000	$2,186
Amount of claims paid during 2001	126

Cumulative claims paid as of December 31, 2001	2,312
Amount of claims paid during 2002	162

Cumulative claims paid as of December 31, 2002	2,474
Amount of claims paid during 2003	193

Cumulative claims paid as of December 31, 2003	$2,668

As at December 31, 2003 and 2002, the Company’s reported claims for its high layer excess casualty business were 32 and 31 shock losses, 57 and 51 non-shock losses and 84 and 63 professional liability losses, respectively.

The amounts disclosed above relating to the Company's high layer excess business include information from the Company’s subsidiaries that predominantly write high excess casualty insurance business. Other subsidiaries may write high excess casualty insurance business from time to time.

Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, the Company does not ordinarily receive detailed claim information for this line of business.

Discontinued asbestos and long-tail environment business had been previously written by NAC Re (now known as XL Reinsurance America, Inc), prior to its acquisition by the Company, see Item 8, Note 10 to the Consolidated Financial Statements.

Except for certain workers compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% at December 31, 2003 and 7% at December 31, 2002. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. A 1% reduction in the interest rate would increase unpaid loss and loss expense reserves and net incurred loss and loss expenses by approximately $24.0 million and $22.0 million at December 31, 2003 and 2002, respectively, based on the current estimated amount and payout of the liabilities. See Item 8, Note 10 to the Consolidated Financial Statements.

Unpaid losses and loss expenses recoverable

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

2) Future Policy Benefit Reserves

Future policy benefit reserves relate to the Company’s life and annuity operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Interest rate volatility and mortality experience may affect the ultimate benefit payments.

Most of the Company’s future policy benefit reserves relate to immediate annuity portfolio reinsurance contracts under which the Company makes annuity payments throughout the term of the contract for a specified portfolio of policies. For certain of these contracts, a single premium is paid at inception of the contract by way of a transfer of cash and investments to the Company.

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the time of issuance of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency develops. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are sufficient to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such a review produced reserves in excess of those currently held then the locked-in assumptions would be revised and a loss recognized. During the years ended December 31, 2003, 2002 and 2001, there were no adjustments to the locked-in assumptions for any of these contracts.

The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $2.6 billion and $2.1 billion at December 31, 2003 and 2002, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile.

As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $125 million and $60 million at December 31, 2003 and 2002, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $9 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions. A decrease of 0.1% in the investment yield would result in a $24 million increase in the value of future claims related to annuity portfolio reinsurance.

The Company also provides reinsurance of disability income protection. The future policy benefit reserves for these contracts amounted to $90 million and $83 million at December 31, 2003 and 2002, respectively. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the morbidity rate would increase the value of future claims by approximately $0.1 million, while a 1% decrease in the mortality rate would increase the value of future claims by approximately $0.4 million.

The Company also provides reinsurance of term assurance and critical illness policies. The future policy benefit reserves for these contracts amounted to $15 million and $1 million at December 31, 2003 and 2002, respectively. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes critically ill. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become critically ill (as defined by the treaty conditions), i.e. the morbidity rates. A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $0.2 million, while a 1% increase in the morbidity rate would increase the value of future claims by approximately $0.6 million.

The term assurance and critical illness treaties have been written using a variety of structures, some of which incur acquisition costs during an initial period. For such treaties, a deferred acquisition cost (“DAC”) asset has been established and an increase in future lapse rates could impact the recoverability of such costs from future premiums. The recoverability will also be influenced by the impact of lapses on future claims. An increase in the annual lapse rates by 1% could lead to a 5%-10% reduction in future margins available for amortizing the DAC asset.

3) Deposit Liabilities

The Company’s deposit liabilities at December 31, 2003 included both structured finite insurance and reinsurance transactions as well as funding agreements and municipal guaranteed reinvestment contracts. With regard to the structured finite insurance and reinsurance contracts, the Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. For these contracts, the initial deposit liability equals the cash received at inception. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the ‘best estimates’ of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. This is a function of the ultimate size of such losses, the impact of the contractual limits upon indemnification of such losses, and the underlying loss settlement process which determines the timing of payments. An increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The Company has not had any significant change in these assumptions during the last three years ended December 31, 2003.

Interest expense related to the structured finite insurance and reinsurance contracts was $92.9 million, $65.9 million and $47.9 million was recorded related to the accretion of the deposit liabilities for the years ended December 31, 2003, 2002 and 2001, respectively. For some of the Company’s deposit liabilities the accretion rate is recorded at its contractual limit. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $11.9 million on an annualized basis.

4) Derivative Instruments

The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment related derivative instruments. The estimate of fair value for credit derivatives and weather and energy derivatives requires management’s judgment. These two activities are discussed below:

a)   Credit derivatives

The Company enters into credit derivatives in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. In determining fair value, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade and therefore do not have a readily determinable market value, the Company uses an alternative fair value methodology. The fair value is determined using a cash flow model developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Installment premiums are also considered in the determination of discounted net cash flows. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Changes in fair value are unrealized as the credit derivatives are not traded to realize this value. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis.

b)   Weather and Energy derivatives

The fair value of weather and energy derivatives is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair value is estimated using available market data and internal pricing models using consistent statistical methodologies. Estimating fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for sensitivity analysis.

5) Other Than Temporary Declines In Investments

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $3.4 billion and $3.0 billion in 2003 and 2002, respectively.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary then a security’s value is not written down at that time, however, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “– Investment Activities – Unrealized Losses on Investments” for further information.

6) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has capitalized net operating tax losses of $225.2 million and $296.0 million against which a valuation allowance of $18.3 million and $50.6 million at December 31, 2003 and 2002, respectively, has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected.

Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a subsidiary of the Company, entered into an adverse development reinsurance treaty with another reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2001 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and will limit future loss development at XLRA relating to these underwriting years. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company, however as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2001 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

See further information under “– Other Revenues and Expenses” and Item 8, Note 23 to the Consolidated Financial Statements.

7) Intangible Assets

Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2003, intangible assets were $1.8 billion of which approximately $1.35 billion and $455.5 million related to the Company’s reinsurance and insurance segments, respectively.

See “– Other Revenue and Expenses” for further information.

8) Winterthur International Acquisition

In connection with its acquisition of Winterthur International in July 2001 in an all cash transaction, the Company has recorded a net recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $740.9 million at December 31, 2003 based on provisions of the sale and purchase agreement between the parties (“SPA”). The amount of this recoverable remains subject to change pending expiration of the three-year seasoning period due to close on June 30, 2004.

The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon net loss development over a three-year post-closing seasoning period based on loss experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. See “Financial Condition and Liquidity” for further informa-

tion. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason.

9) Variable Interest Entities

The Company utilizes variable interest entities both directly and indirectly in the ordinary course of business. The Company must assess consolidation of variable interest entities based on whether the Company is the primary beneficiary of the entity. The company that absorbs a majority of the expected losses or residual rewards of the entity is deemed to be the primary beneficiary and is therefore required to consolidate the entity. The determination of expected losses and expected residual returns requires the Company to estimate the expected cash flows of the entities and measure the expected variability of these cash flows. The use of different assumptions to determine the expected cash flows and variability could affect the Company’s determination of the primary beneficiary. The assumptions used to determine the expected cash flows depends on the type of structure and the nature of the Company’s variable interest. The Company has made assumptions primarily regarding default rates, the timing of defaults and recovery rates to estimate these expected cash flows of the variable interest entities that it utilizes.

Segments

The Company is organized into three underwriting segments – insurance, reinsurance, and financial products and services – and a corporate segment, which includes the investment operations of the Company. See Item 1 and Item 8, Note 3 to the Consolidated Financial Statements for further information.

The Company’s business is conducted on a global basis where several of its subsidiaries operate in foreign currencies that are the base currency of that entity. Under U.S. GAAP, revenues and expenses of those operations are translated into the U.S. dollar at average exchange rates during the year and assets and liabilities at exchange rates at the end of the year. In 2003 and 2002, with the decline in value of U.S. dollar against several currencies, including U.K. sterling, Swiss franc and the Euro, this has resulted in revenues and expenses translated into higher U.S. dollar values. This should be considered when making period to period comparisons.

Insurance

The following table summarizes the underwriting profit for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

General:
Gross premiums written	$5,221,316	15.0%	$4,539,186	61.4%	$2,812,979
Net premiums written	3,725,208	16.1%	3,207,292	81.2%	1,770,376
Net premiums earned	$3,640,330	28.5%	$2,832,298	66.5%	$1,700,802
Fee income and other	13,670	(62.8)%	36,717	100.0%	18,358
Net losses and loss expenses	2,379,499	34.3%	1,771,982	21.3%	1,461,304
Acquisition costs	542,149	13.3%	478,548	39.4%	343,247
Operating expenses	412,540	8.3%	380,901	89.7%	200,745
Exchange (gains) losses	(7,858)	NM	(56,515)	NM	8,122

Underwriting profit (loss)	$ 327,670	11.4%	$ 294,099	NM	$ (294,258)

NM = Not Meaningful

Gross and net premiums written increased in the year ended December 31, 2003 compared with 2002 primarily due to significant pricing increases across most lines of business and new business written. The largest pricing increases in 2003 were in the professional liability, other casualty and aviation lines of business. Partially offsetting the growth in net premiums written in 2003 was a reduction related to the non renewal of specialty workers compensation and certain Lloyd’s international programs. Gross and net premiums written increased in 2002 over 2001 primarily due to the acquisition of Winterthur International, effective July 1, 2001 whereby only half a year of premium written was included in 2001 and significant price increases in 2002 compared with 2001.

Net premiums earned increased in each of the three years ended December 31, 2003 due to the increases in net premium written in the current and prior year. Casualty insurance net premiums earned increased from $1.36 billion in the 2002 to $1.96 billion in 2003. Net premiums earned by the Winterthur International operations were $779.5 million in 2002 as compared to $353.1 million in 2001. This increase is due primarily to the inclusion of a full year of net premiums earned related to Winterthur International in 2002.

Net premiums earned are expected to increase in 2004 mainly due to the growth in net premiums written during 2003.

Fee income and other decreased in 2003 as compared to 2002 and increased in 2002 as compared to 2001 primarily due to $21.0 million of contingent income received in the fourth quarter of 2002 that related to a sale in 1999 of the motor business written by the Company’s Lloyd’s syndicates. In addition, at the end of 2002, the Company discontinued certain consulting and administration services related to the Winterthur International operations for employee benefit plans of unrelated companies.

Exchange gains in 2003 and 2002 were primarily due to a decline in the value of the U.S. dollar against U.K. sterling and Swiss franc in those operations that have monetary assets and liabilities denominated in these foreign currencies. The gain in 2003 was partially reduced by a hedge put in place by the Company in February 2003 to cover part of its exposure to a U.K sterling reinsurance recoverable balance.

The increase in the underwriting profit in 2003 as compared with 2002 and 2002 as compared with 2001 is also reflective of the combined ratios as shown below. The following table presents the ratios for this segment for each of the three years ended December 31:

	2003	2002	2001

Loss and loss expense ratio	65.4%	62.6%	85.9%
Underwriting expense ratio	26.2%	30.3%	32.0%

Combined ratio	91.6%	92.9%	117.9%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

The loss ratio was higher in 2003 as compared to 2002 due primarily to an increase in the net adverse development of prior year loss reserves that was partially offset by a relatively lower level of current year loss activity with the positive effect of continued pricing increases and improved terms and conditions across most lines written. The loss ratio was lower in 2002 as compared with 2001 due primarily to the September 11 event.

The following tables present the prior year adverse or favorable development of the Company’s gross and net loss and loss expense reserves for its insurance operations:

Gross (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$8,103	$7,834	$3,046
Net adverse development of those reserves during the year	1,055	54	69

Unpaid losses and loss expense reserves re-estimated one year later	$9,158	$7,888	$3,115

Net (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$4,771	$4,680	$2,457
Net adverse (favorable) development of those reserves during the year	153	28	(78)

Unpaid losses and loss expense reserves re-estimated one year later	$4,924	$4,708	$2,379

During 2003, the Company’s net adverse prior year development of $153 million was due primarily to increases in previously reported case reserves for excess professional liability lines of $143 million for the underwriting years 1997 through 2001. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Specifically, the increase related to reported case reserves for directors and officers and errors and omissions coverages. During 2003, there was an increase in the amount of litigation related to certain losses. In addition, there was adverse development of $37 million related to environmental business primarily for professional liability coverage underwritten in 2000 and 2001 that was offset by favorable development of $27 million primarily in aviation, property, marine and energy coverages.

The Company did not change its methodology or key assumptions used in 2003, 2002 or 2001 to determine ultimate loss reserves for any line of insurance business written.

During 2003, the Company’s net adverse development of its gross reserves exceeded its net reserve adverse development due principally to an increase in prior year reserves related to Winterthur International. The Company has protection with respect to any adverse development of loss and unearned premium reserves related to the acquired Winterthur International operations with effect from July 1, 2001 under the SPA with the Seller, and has recorded a recoverable of the same amount. See - Financial Condition and Liquidity and Item 8, Note 6(b) to the Consolidated Financial Statements for further information.

During 2002, the Company’s net adverse prior year development of $28 million was comprised of an increase in loss reserves of $73 million relating to the September 11 event that was partially offset by a net decrease in the other reserves of $45 million.

In 2002, the increase in the estimate of the ultimate losses relating to the September 11 event of $73 million related primarily to the accident and health business written in the Company’s Lloyd’s operations. The Company had originally recorded ultimate losses for the September 11 event in the insurance segment of $318 million in 2001 based on management’s best estimate at that time. This best estimate was based on an analysis which had been performed to attempt to identify all possible claims and to analyze the magnitude of the potential loss. The increase in the loss reserves occurred in the second quarter of 2002 after the Company received additional information from policyholders with regard to claims relating to their insured employee casualties, including estimates of benefits payable under U.S. workers’ compensation statutes.

During 2002, the Company decreased the estimate of other reserves at the beginning of 2002 by a net amount of $45 million, consisting of a decrease in reserves relating to the excess casualty insurance business of $114 million partially offset by increases in prior year reserves for satellite lines of $30 million and other casualty insurance lines of $39 million. Estimated ultimate loss reserves were reduced for excess casualty insurance based upon lower than expected actual reported loss experience for business written in years 1997 and prior. A lack of available industry data resulted in more actuarial judgment being involved in establishing IBNR loss reserves for this line of business in the earlier years, as mentioned above under “Critical Accounting Policies and Estimates”—Unpaid losses and loss expenses and unpaid loss and loss expenses recoverable. Estimated loss reserves are then regularly updated to take into account actual claims reported. The adverse development experienced in the satellite lines was due to several satellite malfunctions that caused an increase in actual reported loss activity that was greater than expected. The adverse development for the other casualty lines was for business written in 1999 through 2001. In these years, premium rates for casualty business had declined due to competitive market pressures and in 2002, there was an increase in the size of claims reported that was higher than expected.

During 2001, the net favorable prior year loss development of $78 million related principally to the Company’s excess casualty insurance business. 2001 favorable development related to business written in 1994 through 1997. Similar to 2002, favorable development was due primarily to judgment required in establishing reserves for this line of business due to the lack of industry data available as described above.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

The decrease in the underwriting expense ratio in 2003 from 2002 is due to a reduction in the acquisition expense ratio of 2.0% (14.9% as compared to 16.9%) and a reduction in the operating expense ratio of 2.1% (11.3% as compared to 13.4%). The reduction in the acquisition expense ratio is due primarily to lower commission and brokerage costs in a favorable underwriting market on certain lines of business and where there has been a change in the mix of business earned. The reduction in the operating expense ratio is due to the growth in net premiums earned where the amount of net premiums earned has increased more than the amount of increase in operating expenses, which is due primarily to the growth in the segment operations.

The decrease in the underwriting expense ratio in 2002 over 2001 is due to a reduction in the acquisition expense ratio that was partially offset by an increase in the operating expense ratio. The acquisition expense ratio decreased due to a change in the mix of business earned where there has been an increase in certain lines which typically carry a lower commission and brokerage cost. In addition, 2001 net premiums earned were reduced by $25.3 million related to the September 11 event that contributed to higher ratios in 2001. Operating expenses included $181.6 million and $69.8 million in 2002 and 2001, respectively, relating to the operations of Winterthur International. This increase reflects a full year of Winterthur International’s results in 2002 as well as costs associated with the building and integration of their infrastructure. In addition, 2002 was also affected by an increase in operating expenses at the Company’s Lloyd’s operations, where the Company has owned 100% of the syndicate capacity since January 1, 2002.

Reinsurance

Reinsurance – General Operations

The following table summarizes the underwriting results for the general operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Gross premiums written	$3,402,764	7.2%	$3,174,819	74.6%	$1,818,491
Net premiums written	2,827,072	10.2%	2,564,334	150.1%	1,021,668
Net premiums earned	$2,440,703	18.1%	$2,066,775	100.7%	1,029,618
Fee income and other	25,240	125.3%	11,201	256.0%	(7,180)
Net losses and loss expenses	2,197,357	41.1%	1,557,065	9.0%	1,428,772
Acquisition costs	555,431	22.3%	454,300	55.5%	292,069
Operating expenses	151,332	37.8%	109,796	26.0%	87,169
Exchange (gains) losses	(26,390)	10.9%	(23,787)	NM	4,062

Underwriting loss	$ (411,787)	NM	$ (19,398)	NM	$ (789,634)

Gross premiums written increased 7.2% in 2003 as compared to 2002 due mainly to new business written and increases in premium rates, primarily in casualty and international property lines. This increase was partially offset by some cancellations in treaty renewals on certain contracts in 2003 and also a reduction of $18.0 million in 2003 of reinstatement premiums related to the release of loss reserves for the September 11 event, discussed further below. Gross premiums written increased 74.6% in 2002 as compared to 2001 due primarily to new business written, premium rate increases and the acquisition of Le Mans Ré, now known as XL Re Europe, which had gross premiums written of $307.3 million and which was consolidated into the Company’s results with effect from January 1, 2002. This was partially offset by the inclusion of reinstatement premiums of $147.9 million in 2001 related to losses arising from the September 11 event.

Net premiums earned in 2003 increased 18.1% as compared to 2002 due primarily to growth in net premiums written in 2003 and 2002. Casualty reinsurance net premiums earned were $971.2 million in 2003 as compared to $792.6 million in 2002.

Net premiums earned in 2002 also increased as compared to 2001 due to new business written and pricing increases, In addition, 2002 included net premiums earned of $241.5 million related to XL Re Europe. Further, net premiums earned in 2001 were also reduced by $120.4 million of net reinstatement premiums related to the September 11 event.

Fee income and other relates primarily to fees earned on deposit liability contracts which are earned based on individual underlying contractual terms and conditions. The increase in 2003 as compared to 2002 is due to the reassessment and reduction of the risk period related to one contract, and accordingly is not expected to reoccur in 2004.

Fee income and other in 2002 relates primarily to the earning of fees on two deposit liability contracts that were commuted in the second and third quarters of 2002. Fee income and other in 2001 was negative due to non-underwriting costs for an outward reinsurance contract.

There were no significant catastrophic loss events affecting the Company in 2003 or 2002. In 2001 other current year loss events, excluding the September 11 event, totaled approximately $93.0 million. Property catastrophe business has loss experience that is generally categorized as low frequency but high severity in nature. This may result in volatility in the Company’s financial results for any fiscal year or quarter.

The following table presents the underwriting ratios for this segment:

	2003	2002	2001

Loss and loss expense ratio	90.0%	75.3%	138.8%
Underwriting expense ratio	29.0%	27.3%	36.8%

Combined ratio	119.0%	102.6%	175.6%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

The loss and loss expense ratio increased in 2003 as compared to 2002 due primarily to net adverse development of prior year loss reserves primarily related to the Company’s North American casualty business written during the 1997 through 2001 underwriting years. See further discussion below.

The loss ratio was lower in the year ended December 31, 2002 as compared to 2001 due primarily to a relatively lower level of current year loss activity in 2002 and the positive effect of pricing increases across most lines written. Current year loss activity in 2001 included $442.1 million of net losses incurred relating to the September 11 event.

The increase in the underwriting expense ratio in 2003 as compared with 2002 was due to an increase in the acquisition expense ratio of 0.8% and operating expense ratio of 0.9%. The increase in the acquisition expense ratio was due primarily to higher ceding company profit commissions payable and a change in the mix of net premiums earned. The operating expense ratio increased due primarily to a reduction of operating expenses in 2002 of approximately $8.0 million in recognition of a curtailment gain on a Company pension plan in the U.S.

The underwriting expense ratio in 2001 was affected by the negative impact of the September 11 event reinstatement premiums on net premiums earned. Excluding the effect of the reinstatement premiums the underwriting expense ratio would have been 33.0% in 2001 as compared to 27.3% in 2002. The reduction in the underwriting expense ratio in 2002 was due primarily to a change in the mix of business in net premiums earned where certain lines had a lower commission rate and also due to the growth in net premiums earned being greater than the growth in operating expenses. Operating expenses generally do not change in direct proportion to changes in net premiums earned, particularly where they are due to price changes. Partially offsetting this was a reduction in 2001 of approximately $7.0 million related to certain compensation expenses accrued in previous years.

Exchange gains in 2003 and 2002 were mainly attributable to a decline in the value of the U.S. dollar against U.K. sterling and the Euro in those operations that write business globally.

The following tables present the adverse prior year development of the Company’s gross and net loss and loss expense reserves for its reinsurance general operations:

Gross (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$5,062	$3,947	$2,614
Net adverse development of those reserves during the year	821	504	381

Unpaid losses and loss expense reserves re-estimated one year later	$5,883	$4,451	$2,995

Net (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$3,588	$2,467	$1,863
Net adverse development of those reserves during the year	799	385	253

Unpaid losses and loss expense reserves re-estimated one year later	$4,387	$2,852	$2,116

The following is an analysis of the net adverse prior year development during each of the three years ended December 31, 2003 :

Net (U.S. dollars in millions)	2003	2002	2001

September 11 event reserves	$(197)	$127	$ –
Other reinsurance reserves	996	258	253

Total net adverse prior year development	$ 799	$385	$253

In the fourth quarter 2003, the Company reduced aviation loss reserves related to the September 11 event by $197 million. This reduction in reserves was due to higher than expected levels of participation (97%) in the September 11 Victim Compensation Fund, a no-fault compensation scheme funded by the U.S. government, which closed on December 22, 2003. This resulted in a reduction in the estimated ultimate losses by the Company for this event.

During 2003, the Company increased its estimated reserves related to its reinsurance segment (excluding the September 11 event) by $996 million of which approximately $877 million related primarily to the Company’s North American reinsurance operations for casualty business underwritten during the 1997 through 2001 underwriting years. Of the $877 million, $184 million was recorded in the third quarter of 2003 and $663 million in the fourth quarter of 2003 as described below.

The main lines of business affected by this adverse development included general liability, medical malpractice, professional and surety lines. As previously noted, the Company’s expected loss development is actuarially determined based on historical claims analysis and projected trends. Actual reported losses may vary from expected loss development from quarter to quarter. Generally, as an underwriting year matures, the level of newly reported claims decreases and typically, unless the Company receives additional reported claims that are significantly higher or lower than expected, estimated ultimate loss reserves are not adjusted prior to a full actuarial review. In the third quarter of 2003, the Company received a significant increase in reported claims that were in excess of the Company’s expected claims development. In addition, the Company completed an actuarial review for the longer tail lines of this book of business, using data evaluated at March 31, 2003. As a result, the Company recorded an increase in loss reserves of $184.0 million in the third quarter of 2003. This adverse development has been due to several factors - competitive market pressures on pricing during these underwriting years caused premium rates for excess casualty business to decline industry wide and there has been an increase in the number and size of claims reported in recent years as a result of increases in court filings, corporate scandals, rising tort costs and settlement awards.

As a result of this increase in prior period loss reserves in the third quarter of 2003, the Company completed an extensive claims audit review at the relevant ceding companies in order to obtain information to more accurately determine an estimate of the ultimate loss reserves for this book of business. The claims audit review included both internal and external resources, a comprehensive claims audit of the largest and most significant ceding companies, and a review of loss ratios and reserve analysis procedures. Additional case reserves and potential additional loss exposure were identified during the review and upon completion of the claims review, the Company recorded a further increase to net loss reserves of $663.0 million in the fourth quarter of 2003 primarily related to the Company’s North American casualty reinsurance business written in the 1997 through 2001 underwriting years. This comprised additional case reserves of $124.0 million and an increase in IBNR reserves of $539.0 million.

As a result of the new information obtained in the claims audit review, the Company changed its actuarial methodology and key assumptions for determining ultimate loss reserves. The Company separately reviewed the historical loss development of its major cedents using several actuarial methodologies; where the analysis of a cedent’s experience concluded that the experience was worse than the Company’s historical loss development experience, the Company projected that cedent’s ultimate loss based on the cedent’s own experience. In addition, the Company assumed that the more recent experience was more indicative of future loss development by selecting development patterns that were based on the most recent experience rather than on the Company’s longer term historical experience.

Prior year reserves also developed adversely on certain other casualty business written in the 1998 through 2001 underwriting years outside of North America. These exposures were affected by trends similar to those as described above for the North American casualty reinsurance operations. The casualty exposures underwritten in these entities were much less than those of the North American operations so the impact on the prior year reserves was relatively smaller.

In the second quarter 2002, the Company increased its estimated loss reserves for the September 11 event by $127 million due primarily to higher than originally estimated business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund. The increase followed an analysis of additional new information received from the Company’s ceding companies with regard to their increased estimates of claims relating to their exposures to the September 11 event. During 2001, the Company had recorded incurred losses for the September 11 event for its reinsurance operations of $442 million. Due to the size and complexity of the loss and the time lag in ceding companies reporting the information to the Company, establishing reserves for this loss within a short time period was difficult.

The increase in estimate for all other reinsurance reserves in 2002 and 2001 of $258 million and $253 million, respectively, also related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses in years prior to 1985. The increase in 2002 was partially offset by decreases in estimates for losses related to business written in 1985 through 1996 in these same lines of business. The increases in 2002 and 2001 were also due to increases in reported claims that were in excess of the Company’s expected loss development for this business from higher court settlement awards. The Company did not change its methodology or key assumptions for determining ultimate loss reserves in 2002 or 2001.

During 2003, the Company reviewed its actual reported loss experience for asbestos and environmental claims for its 1985 and prior exposures. The actual loss experience was consistent with assumptions established in the Company’s 2002 review and therefore there was no adverse prior year development of the Company’s asbestos and environmental reserves in 2003. The reserves for these exposures represented less than 1% of the Company’s total unpaid loss and loss expense reserves at December 31, 2003.

The Company updated its assumptions for asbestos loss reserves in 2002 to take account of an increase in 2002 in the number and size of the ultimate asbestos claims that the Company anticipates on the policies underwritten during the years 1972 through 1985. These changes were based on recent increases in court filings and settlements on behalf of asbestos claimants and bankruptcies of asbestos defendants which tend to shift liabilities to other parties. The Company’s increase of $30 million in 2002 increased its total net reserves for asbestos and environmental exposures to $66 million.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

As of December 31, 2003, the Company had approximately 594 open claim files for potential asbestos exposures and 490 open claim files for potential environmental exposures on business written prior to 1986. Approximately 43% in 2003 and 44% of the open claim files for both 2002 and 2001 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos	Environmental
	Claims	Claims

Total number of claims outstanding at December 31, 2000	374	613
New claims reported in 2001	122	33
Claims resolved in 2001	43	103

Total number of claims outstanding at December 31, 2001	453	543
New claims reported in 2002	117	42
Claims resolved in 2002	33	70

Total number of claims outstanding at December 31, 2002	537	515
New claims reported in 2003	205	49
Claims resolved in 2003	148	74

Total number of claims outstanding at December 31, 2003	594	490

The Company’s exposure to asbestos and environmental claims arises from policies written, both on a proportional and excess basis, after 1972. The Company discontinued writing policies with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s recently reported asbestos claims related to both traditional products and premises and operations coverage.

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2003, further adverse development is not expected to be material to the Company’s overall net loss reserves. See Item 8, Note 10 to the Consolidated Financial Statements for further information.

The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

During 2001, the Company’s prior estimate of the year-end net reserves increased by $253 million. The increase in 2001 related principally to loss estimates for losses occurring in 1998 through (and including) 2000 related to the Company’s casualty reinsurance business. The reasons were the same as those explained above. The Company did not change its methodology or key assumptions in 2001.

Reinsurance – Life and Annuity Operations

The following table summarizes the net income (loss) from life and annuity operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Gross premiums written	$673,027	(32.9)%	$1,003,154	44.2%	$695,595
Net premiums written	655,986	(33.0)%	979,825	40.8%	695,595
Net premiums earned	$664,612	(32.2)%	$ 980,387	40.9%	$695,595
Fee income and other	599	NM	2	NM	–
Claims and policy benefits	750,663	(27.0)%	1,027,981	47.1%	698,675
Acquisition costs	33,090	157.7%	12,839	NM	–
Operating expenses	9,019	54.3%	5,844	NM	–
Net investment income	139,241	52.3%	91,451	NM	–
Exchange gains	(4,371)	NM	–	NM	–

Net income (loss)	$ 16,051	(36.2)%	$ 25,176	NM	$ (3,080)

Life gross and net premiums written, net premiums earned and claims and policy benefits in the three years ended December 31, 2003 included the assumption of the following long duration annuity portfolios:

1. Fourth quarter of 2003 – two portfolios, one U.K. and one European, for a total of approximately $390.0 million.

2. Third quarter of 2002 – one U.K. portfolio of approximately $762.7 million

3. Fourth quarter of 2001 – one European portfolio of approximately $549.3 million

The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely continue to be irregular.

Excluding these large contracts, net premiums earned in life reinsurance increased in 2003 compared with 2002 and 2002 compared with 2001 as the Company expanded its life and annuity reinsurance operations in Europe, as well as new annuity business and term life assurance business in 2003.

Acquisition costs, operating expenses and net investment income increased in 2003 as compared to 2002 in line with the expansion of this business.

Net investment income is included in the calculation of net income from life operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related future policy benefit reserves is included in claims and policy benefits.

Financial Products and Services

Financial Products and Services – Financial Operations

The following table summarizes the underwriting results for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Gross premiums written	$313,916	57.0%	$199,913	112.2%	$94,197
Net premiums written	299,240	68.3%	177,794	103.6%	87,327
Net premiums earned	$139,622	106.1%	$ 67,745	82.5%	$37,113
Fee income and other	1,990	(71.7)%	7,043	–	7,069
Net losses and loss expenses	33,750	NM	(1,732)	(111.4)%	15,155
Acquisition costs	19,066	97.7%	9,644	158.6%	3,730
Operating expenses	50,147	16.4%	43,068	40.6%	30,636
Exchange losses	–	NM	8	NM	–

Underwriting profit (loss)	$ 38,649	62.4%	$ 23,800	NM	$ (5,339)
Investment income – financial guarantee	23,273	(10.4)%	25,962	5.2%	24,670
Net realized and unrealized gains on weather and energy derivative instruments	1,103	(93.3)%	16,607	0.3%	16,556
Operating expenses – weather and energy	21,837	46.8%	14,875	50.0%	9,916
Equity in net income of financial affiliates	37,108	NM	5,166	(22.5)%	6,663
Minority interest	11,424	9.6%	10,424	212.7%	3,333
Net realized and unrealized losses on credit derivatives (1)	(25,787)	(44.1)%	(46,137)	137.5%	(19,426)

Net contribution from financial operations	$ 41,085	NM	$ 99	99.0%	$ 9,875

(1)	In 2003, the Company has reclassified all credit derivatives from the general operations insurance segment into the financial products and services segment. Prior period information has been reclassified to conform to current year presentation. There was no net income impact of this change in presentation.

Gross and net premiums written increased in 2003 as compared to 2002, and 2002 as compared to 2001 primarily due to new financial guaranty business written.

The growth in net premiums earned in 2003 as compared to 2002 was greater than the increase in net premiums written over the same period. This is due to net premiums that were earned from business written in the current and prior years that earn out over the life of the underlying exposures, which are typically longer than the risk periods related to the Company’s insurance and reinsurance general operations.

Fee income and other in 2002 and 2001 related primarily to liquidity facility fees earned from one of the Company’s financial guaranty contracts. In 2003, fee income primarily related to an early termination fee received on one financial guaranty contract. Fee income and other is expected to decrease in 2004 as early terminations are not anticipated.

As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. In 2002, net losses incurred were negative due to favorable development of prior year loss and loss expense reserves, described below. The following tables present the favorable development of the Company’s gross and net loss and loss expense reserves for its general financial products and services operations:

Gross and Net (U.S. dollars in millions)	2003	2002	2001

Unpaid losses and loss expense reserves at the beginning of the year	$ 36	$ 26	$12
Net adverse (favorable) development of those reserves during the year	(15)	(13)	–

Unpaid losses and loss expense reserves re-estimated one year later	$ 21	$ 13	$12

The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. In 2002, the Company refined its assumptions to take into account its actual historical loss experience and revised its estimated claim reporting pattern for the IBNR losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine the prior year development amount. Using the new methodology developed in 2002, actual reported loss development was less than expected in 2003, resulting in a release of prior period reserves of $15 million. In 2002, reported losses for this business were also less than expected and with the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years of $13 million.

In 2001, the Company did not change its prior year loss reserves because it did not have sufficient Company-specific loss experience data available to justify amending the Company’s initial assumptions.

In 2002, acquisition costs as a percentage of net premiums earned increased as compared to 2001, due to an increase in ceding commissions paid, lower reinsurance commissions received and increased amortization of deferred underwriting expenses.

Operating expenses increased in 2003 as compared to 2002 and 2002 as compared to 2001 due to expansion of all activities in the segment.

Net investment income related to the financial guaranty business decreased in 2003 as compared to 2002 due primarily to a decline in general market interest rates.

The net realized and unrealized gains on weather and energy risk management derivative instruments were lower in 2003 as compared to 2002 primarily due to losses from natural gas based exposures in 2003 that was partially offset by a positive mark-to-market adjustment in weather based exposures. In 2003, the energy group established and traded financial gas positions in the U.S. natural gas markets but at year end December 31, 2003, both the positions and activity were significantly reduced and future participation is expected to be limited.

Equity in net income of financial affiliates increased in 2003 as compared to 2002 due primarily to increased earnings of $29.6 million from the Company’s investment in Primus Guaranty, Ltd (“Primus”), which specializes in providing credit risk protection through credit derivatives. Primus had growth in underlying business written and a positive mark to mark adjustment of approximately $19.0 million due to a significant narrowing of credit spreads in the second and third quarters of 2003 relative to spreads when the protection was originally sold.

The increase in minority interest in 2003 and 2002 is due to an increase in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches with 83% covering “A” to “AAA” tranches at December 31, 2003. Prior to January 1, 2003, the Company’s credit derivative transactions written at primary layers on a partially funded or finite basis were included in the insurance segment. Effective January 1, 2003 the Company has managed all credit default swap transactions in this segment and prior period results have been amended to conform to this change. The Company had net realized and unrealized losses of $25.8 million, $46.1 million and $19.4 million in the years ended December 31, 2003, 2002 and 2001, respectively, related to the fair value adjustment for credit derivatives. These losses are mainly unrealized and related to the deterioration of credit quality for certain credit pools, widespread ratings downgrades of corporate obligors, and certain specific credit events reported in the year on a small number of transactions. The year ended December 31, 2002 was also affected by a significant widening of credit spreads. The Company continues to monitor its credit exposures and establish reserves as required.

Financial Products and Services – Life and Annuity Operations

The following table summarizes the net income from life and annuity operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Gross premiums written	$95,062	37.6%	$69,094	NM	–
Net premiums written	83,883	91.6%	43,779	NM	–
Net premiums earned	$83,883	96.9%	$42,605	NM	–
Fee income and other	246	NM	–	–	–
Claims and policy benefits	68,231	64.5%	41,475	NM	–
Acquisition costs	17,450	NM	–	–	–
Operating expenses	7,866	NM	404	NM	–
Net investment income	28,616	NM	–	–	–
Interest expense	12,168	NM	–	–	–

Net income	$ 7,030	NM	$ 726	NM	–

Gross and net premiums written and earned in 2003 and 2002 related to certain blocks of U.S based term life mortality reinsurance business written that were novated to the Company from an insurance affiliate in December 2002. Claims and policy benefits from this book of business are in line with the management’s expectations.

Net premiums earned, claims and policy benefit reserves and acquisition costs all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement of certain of these exposures, which led to a higher percentage increase in net premiums written than gross premiums written.

The Company commenced writing municipal reinvestment contracts in 2002 and funding agreements in 2003 whereby the Company receives cash and deposits and pays interest at a contractual interest rate. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. Net investment income and interest expense in 2003 related to these transactions and at December 31, 2003, the Company had written approximately $1.5 billion of municipal reinvestment contracts and $550 million of funding agreements.

The increase in operating expenses in 2003 related to the growth of this business.

Investment Activities

The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives for each of the three years ended December 31, 2003.

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Net investment income – general operations	$588,428	(4.6)%	$ 617,122	5.3%	$585,858
Equity in net income of investment affiliates (1)	133,902	107.1%	64,662	(19.8)%	80,580
Net realized gains (losses) on investments	120,195	NM	(214,160)	NM	(93,237)
Net realized and unrealized (losses) gains on investment derivative instruments (2)	(2,858)	NM	(22,231)	NM	14,638

(1)	Equity in net income of investment affiliates in 2003 includes income on the alternative investment portfolio for eleven months ended November 30, 2003 as compared to twelve months in December 2002 and 2001. The Company determined it was necessary to record the investment affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the Securities and Exchange Commission. The fair market values of certain of these alternative investments often take longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the close.
(2)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 15 to the Consolidated Financial Statements.

Net investment income related to general operations decreased in 2003 as compared to 2002 primarily due to the market decline in yields and the shorter duration of the investment portofolio, partially offset by growth in the investment base.

The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $23.1 billion at December 31, 2003 as compared to $18.1 billion at December 31, 2002. This increase of $5.0 billion includes (i) cash flow from operations of $3.4 billion and (ii) cash flow of $1.5 billion from spread product transactions. The annualized effective yield of the total investment portfolio was 3.46% for 2003 as compared to 4.28% for 2002, a 0.82% reduction. The reduction in the effective yield of the total investment portfolio was primarily due to compression in the spreads of corporate securities and other sectors relative to government bonds and the shortening of the average duration of the total portfolio. For example, during 2003 the U.S. mortgage spread to treasuries declined 0.14%, the US investment grade corporate index spread to treasuries declined 0.91% and the U.S. high yield index spread to treasuries declined 4.53%. The reduction in the spreads offset a gradual rise in treasury yields during the year. As a result, the yield on the portfolio was lower at the end of 2003 in comparison with the end of 2002.

The increase in net investment income in 2002 as compared to 2001 was due to an increase in the total investment base that was partially offset by a decline in the investment yield of the total portfolio. The annualized effective yield on the total investment portfolio was 5.52% in 2001. The reduction in the effective yield of the total investment portfolio was due to a general decline in interest rates in the U.S. and Europe, with the reduction in rates attributed to markets discounting a slowdown in economic activity. For example, during 2002 the yield on 5-Year U.S. Treasury securities declined by approximately 1.60%, the yield on the 5-Year Euro-denominated government securities declined by approximately 1.00% and the yield on 5-Year U.K. Government securities declined by approximately 0.90%. The growth in the total investment base in 2002 included cash related to (i) the issuance of preference shares in the third and fourth quarters of 2002 generating proceeds of $501.2 million, (ii) $250.0 million of net proceeds relating to the issue of $600.0 million 6.5% Guaranteed Senior Notes due January 2012, after debt repayment of $350.0 million; (iii) cash flow from operations of $3.0 billion; and (iv) investment assets of approximately $653.3 million relating to the consolidation of XL Re Europe, formerly known as Le Mans Ré, as a subsidiary with effect from January 1, 2002.

It is expected that investment income in 2004 will increase moderately due to projected increases in investments resulting from expected positive operating cash flow. However, market changes in interest rates could offset or supplement the effects of cashflow. See further discussion in “Financial Condition and Liquidity”.

Equity in net income of investment affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships (the alternative investment portfolio) and investment management companies. Equity in net income of investment affiliates increased in 2003 as compared to 2002 due mainly to the strong performance of certain of the Company’s investment funds and investments in management companies, particularly in the second and fourth quarters of 2003 as compared to lower overall returns on these funds and management companies in 2002. In addition, as noted above, income on the alternative investment portfolio was for an eleven month period in 2003 as compared to twelve months in 2002. Equity in net income of investment affiliates in 2002 decreased as compared to 2001 due primarily to lower overall returns in the second and the third quarter of 2002 on certain of the Company’s investment funds as compared to a strong performance of the funds in 2001.

Investment Performance

Measurement of investment performance is a function of the investment strategy and business purpose for each of the components of the investment portfolio discussed above. Investment performance is based upon total return of the portfolio that includes net investment income, net realized gains and losses on investments, net realized and unrealized gains and losses on investment derivatives and the change in the net unrealized gains and losses on investments.

Within the actively managed portion of the asset/liability portfolio, the objective is to maximize total investment returns at a risk level that is managed relative to applicable public market fixed income indices. However, the deposit and regulatory holdings portion of the asset/liability portfolio is subject to investment restrictions that limit the effectiveness of active discretionary management. As a result, comparisons of the deposit and regulatory holdings portion of the Company’s asset/liability portfolio with public market indices are not meaningful. Due to the unique nature of the underlying liabilities in the Company’s structured product portfolio (i.e., deposit liabilities and future policy benefit reserves), customized benchmarks are used to measure performance. Finally, certain of the Company’s business investments are private market transactions that cannot be meaningfully compared to certain public indices. Accordingly, only approximately 24% (2002; 40%) of the Company’s total investment portfolio could be meaningfully compared to public market indices. The reduction in comparison to the public market indices is due primarily to sterling portfolios that are now managed relative to custom liability benchmarks.

The table below summarizes investment performance for those portions of the asset/liability and risk asset portfolios that could be meaningfully compared to public market indices for each of the years ending December 31 presented below:

	2003	2002	2001

Asset/Liability Portfolios
U.S. Investment Grade, Moderate Duration	4.8%	9.0%	9.2%
Lehman Aggregate Bond Index	4.1%	10.3%	8.4%

Relative Performance	0.7%	(1.3)%	0.8%

U.S. Investment Grade, Low Duration	4.9%	3.8%	10.1%
Salomon 1-3 Year Treasury Index	1.9%	5.8%	8.3%

Relative Performance	3.0%	(2.0)%	1.8%

Euro Aggregate, Unhedged	4.7%	8.1%	n/a
Lehman Euro Aggregate Index	4.5%	9.5%	n/a

Relative Performance	0.2%	(1.4)%	n/a

Pan European, Hedged	23.9%	23.1%	n/a
Merrill U.K. / Merrill Pan Europe Composite	21.4%	25.2%	n/a

Relative Performance	2.5%	(2.1)%	n/a

U.K. Sterling, Unhedged (Note 2)	n/a	8.5%	n/a
Merrill U.K. Sterling Broad Index, 1-10 Years	n/a	8.8%	n/a

Relative Performance	n/a	(0.3)%	n/a

Risk Asset Portfolios – Fixed Income
U.S. Moderate Grade	19.5%	1.0%	7.5%
Investment Grade / High Yield Composite	12.7%	7.9%	9.7%

Relative Performance	6.8%	(6.9)%	(2.2)%

U.S. High Yield	25.6%	(4.3)%	3.4%
CS First Boston High Yield Index	27.9%	3.1%	5.8%

Relative Performance	(2.3)%	(7.4)%	(2.4)%

Risk Asset Portfolios – Equities
U.S. Large Cap Growth Equity	32.0%	(30.1)%	(29.6)%
Russell 1000 Growth Index	29.5%	(28.0)%	(20.5)%

Relative Performance	2.5%	(2.1)%	(9.1)%

U.S. Large Cap Value Equity	31.5%	(12.5)%	3.8%
Russell 1000 Value Index	29.5%	(15.8)%	(5.9)%

Relative Performance	2.0%	3.3%	9.7%

U.S. Small Cap Equity	51.3%	(15.9)%	5.2%
Russell 2000 Index	47.0%	(20.6)%	2.3%

Relative Performance	4.3%	4.7%	2.9%

	2003	2002	2001

Non-U.S. Equity	37.8%	(16.1)%	(18.5)%
MSCI EAFE Index	38.6%	(15.9)%	(21.4)%

Relative Performance	(0.8)%	(0.2)%	2.9%

Risk Asset Portfolios – Alternative Investments (Note 3)
Alternative Investments	8.6%	6.7%	14.3%
Standard and Poor’s 500 Index	22.3%	(22.1)%	(11.9)%

Relative Performance	(13.7)%	28.8%	26.2%

(1)	“n/a” indicates that portfolios comparable to this benchmark have been in existence for less than the period indicated. Returns are time-weighted and have been annualized for periods in excess of one year. U.S. equity indices are shown net of withholding taxes.
(2)	In 2003, all sterling portfolios are now managed relative to custom liability benchmarks. Comparisons to market indices are no longer relevant.
(3)	In 2003, the return on the alternative investment portfolio was for eleven months ended November 30, 2003 as compared to twelve months in December 2002 and 2001. The fair market values of certain of these alternative investments often take longer to obtain as compared to other of the Company’s investments and therefore are unavailable at the time of the close. For comparative purposes, the Standard and Poor’s 500 index returns are on the same basis.

Net realized gains and losses on investments and other than temporary declines in the value of investments

The Company’s investment portfolio is classified as available for sale. Realized investment gains and losses occur through the normal turnover of the Company’s investment portfolio. Realized investment losses include impairment charges relating to declines in value of securities that are considered to be other than temporary. See “– Critical Accounting Policies” for further information.

In 2003, net realized gains on investments were $120.2 million which included $344.8 million of gross realized losses on fixed income and $162.5 million of gross realized losses on equity securities. Gross realized losses in 2003 included $130.7 million of provisions for declines in fair value considered to be other than temporary. The general economy in the United States and the investment markets improved in 2003 relative to 2002. For example, Moody’s Investor Service (“Moody’s”) reported that 77 issuers defaulted in 2003 as compared with 141 issuers in 2002. The Company experienced a reduction in the amount of write downs for securities with declines in value deemed to be other than temporary that was consistent with these figures. The write downs for 2003 occurred mainly in the first half of the year which was consistent with Moody’s monthly default statistics. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was 0.6% in 2003 as compared with 1.6% in 2002 and 1% in 2001.

During the year ended 2002, the Company had net realized losses on investments of $214.2 million. This included gross realized losses on fixed income and equity securities of $526.3 million and $160.1 million, respectively. Gross and net realized losses in 2002 included $251.5 million of provisions for declines in fair value considered to be other than temporary. Of the total provisions, $144.3 million related to fixed income securities, $77.8 million to equity securities and $29.4 million to other investments. Approximately 44% of the declines in fair value in 2002 of fixed income and equity securities considered to be other than temporary related to the communications sector, including Worldcom Inc. and Adelphia Communication Corp. in the second quarter of 2002. In addition, approximately $41.0 million of gross realized losses related to sales of Worldcom Inc. and Adelphia Communication Corp.

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

The significant circumstances that contributed to the realized losses in 2002 and 2001 included the high level of distress and default in the telecommunications sector, the Enron Corp. bankruptcy and a general rise in corporate defaults across other sectors in response to the general economic decline in the United States and elsewhere.

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

With respect to those securities that were sold at a loss during the year ended December 31, 2003 the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position
(U.S. dollars in thousands)	Fixed Income Securities	Equity Securities

Less than 6 months	$242,220	$ 94,151
At least 6 months but less than 12 months	13,347	9,502
At least 12 months but less than 2 years	20,614	4,444
At least 2 years but less than 3 years	245	253

Total gross realized loss from sales	276,426	108,350
Impairment charges for declines in value considered to be other than temporary	68,405	54,206

Total gross realized loss	$344,831	$162,556

With respect to those securities that were sold at a loss during the year ended December 31, 2002 the following is an analysis of the period of time that those securities had been in an unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position
(U.S. dollars in thousands)	Fixed Income Securities	Equity Securities

Less than 6 months	$284,259	$ 60,925
At least 6 months but less than 12 months	59,350	14,128
At least 12 months but less than 2 years	19,429	6,830
At least 2 years but less than 3 years	18,983	411

Total gross realized loss from sales	382,021	82,294
Impairment charges for declines in value considered to be other than temporary	144,255	77,832

Total gross realized loss	$526,276	$160,126

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors as discussed under “Critical Accounting Policies and Estimates”.

During the year ended December 31, 2003, the Company realized losses of $20.9 million and $4.7 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2002, the Company realized a loss of $38.4 million and $7.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (which decisions were independent of the Company’s previously stated intent and ability to hold such securities).

The significant circumstances that contributed to the realized losses on the Company’s fixed income and equity securities during the years ended December 31, 2003 and 2002 also affected the Company’s other investments. Of the total impairment charges taken in 2003 and 2002 of $130.7 million and $251.5 million, respectively, $8.1 million and $29.4 million related to the Company’s other investments. The Company’s other investments include investments in private equity limited partnerships which also experienced significant market-wide declines. In 2003 and 2002, the Company wrote down the carrying value of its investment in Mutual Risk Management Ltd by $3.2 million and $20.0 million, respectively. In 2001, declines in value of the Company’s other investments were greatest in the technology sector and write-downs in the portfolio were mainly a result of re-evaluations of technology and financial services investments, reflecting the reduced business prospects of these companies.

Net realized and unrealized gains on investment derivatives result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” and “– Financial Condition and Liquidity” for a more detailed analysis.

Unrealized losses on investments

At December 31, 2003, there were $120.0 million of gross unrealized losses on fixed income and short-term investments, and $6.2 million of gross unrealized losses on equity securities. At December 31, 2002, there were $141.9 million of gross unrealized losses on fixed income and short-term investments and $86.9 million of gross unrealized losses on equity securities. At December 31, 2001, there were $283.9 million of gross unrealized losses on fixed income and short-term investments and $70.0 million of gross unrealized losses on equity securities. These losses include securities below investment grade as discussed below.

The information shown below about the unrealized losses on the Company’s investments at December 31, 2003 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines. Throughout 2003, significant corporate spread tightening contributed to an increase in the value of corporate security holdings resulting in a reduction of unrealized loss positions.

The following is an analysis of how long each of those securities at December 31, 2003 and 2002 had been in a continual unrealized loss position:

		Amount of	Amount of
Type of Securities	Length of time in a continual	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	unrealized loss position	December 31, 2003	December 31, 2002

Fixed Income and Short-Term	Less than six months	$ 32,514	$ 48,188
	At least 6 months but less than 12 months	82,647	47,502
	At least 12 months but less than 2 years	4,355	44,879
	At least 2 years but less than 3 years	517	610
	At least 3 years but less than 4 years	24	656
	At least 4 years but less than 5 years	–	109

	Total	$120,057	$141,944

Equities	Less than six months	$ 4,830	$ 20,972
	At least 6 months but less than 12 months	911	62,859
	At least 12 months but less than 2 years	440	2,672
	At least 2 years but less than 3 years	49	367

	Total	$ 6,230	$ 86,870

The total gross unrealized losses represented approximately 3,436 fixed income securities out of a total of approximately 14,300 fixed income securities and 258 equity securities out of a total of approximately 1,850 equity securities at December 31, 2003. The total gross unrealized losses represented approximately 1,250 fixed income securities out of a total of approximately 10,100 fixed income securities and 1,120 equity securities out of a total of approximately 2,000 equity securities at December 31, 2002.

As discussed under Item 1, “Investment Structure and Strategy”, the Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These securities have a higher volatility to changes in fair values than investment grade securities. At December 31, 2003, approximately 5.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade. Approximately 7.7% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2003 related to securities that were below investment grade and 1.1% of securities in an unrealized loss position were not rated.

At December 31, 2002, approximately 5.3% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade. Approximately 38% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2002 related to securities that were below investment grade and there were no unrated securities in an unrealized loss position.

The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated.

	Amount of	Amount of
Length of time in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2003	December 31, 2002

Less than six months	$ 756	$12,689
At least 6 months but less than 12 months	5,722	31,498
At least 12 months but less than 2 years	1,447	25,977
At least 2 years but less than 3 years	517	924

Total	$ 8,442	$71,088

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2003 of $120.0 million, approximately $61.2 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 36.9% of the losses were in the financial sector, 16.6% in asset backed secu-

rities, 10.1% in the communications sector, 8.1% in the utilities sector, 7.2% in the consumer non-cyclical sector, 5.7% in the basic materials sector, and 5.0% in the consumer cyclical sector. No other sector was greater than 5%. Approximately 29 equity securities held by the Company with total unrealized losses of approximately $0.5 million at December 31, 2003 were in a continual unrealized loss position for at least 12 months. The largest unrealized loss in the fixed income portfolio was $8.7 million. All other individual fixed income security unrealized losses were less than $5.0 million. The largest individual unrealized loss in the equity portfolio was $0.2 million.

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2002 of $141.9 million, approximately $120.1 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 26% was in the communications sector, 21% in the energy sector, 20% in the utilities sector, 8% in the financial sector and 7% in the consumer cyclical sector. No other sector was greater than 5%. Approximately 80 equity securities held by the Company with total unrealized losses of approximately $3.0 million at December 31, 2002 were in a continual unrealized loss position for at least 12 months. The largest unrealized loss in the fixed income portfolio was $8.0 million. All other individual fixed income security unrealized losses were less than $5.0 million. The largest individual unrealized loss in the equity portfolio was $1.4 million.

At December 31, 2003 and 2002, the following was the maturity profile of the fixed income securities (excluding short term) that were in a gross unrealized loss position:

Maturity profile in years of fixed income	Amount of	Amount of
securities in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2003	December 31, 2002

At least 1 year but less than 5 years remaining	$ 21,720	$22,344
At least 5 years but less than 10 years remaining	36,866	56,280
More than 10 years but less than 20 years remaining	24,862	14,969
At least 20 years or more remaining	22,713	34,419
Mortgage backed securities	12,602	10,855

Total	$118,763	$138,867

Other Revenues and Expenses

The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31, 2003:

		% Change		% Change
(U.S. dollars in thousands)	2003	03 vs 02	2002	02 vs 01	2001

Equity in net loss of insurance affiliates	(42,887)	102.9%	(21,142)	76.7%	(11,963)
Amortization of intangible assets	4,637	(25.1)%	6,187	(89.4)%	58,569
Corporate operating expenses	145,085	21.4%	119,515	26.9%	94,207
Interest expense	187,239	11.4%	168,086	48.4%	113,272
Minority interest	(2,160)	NM	2,947	NM	(1,220)
Income tax expense (benefit)	30,049	32.7%	22,647	NM	(189,914)

Equity in net loss of insurance affiliates in 2003 included an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity & Life Re (Holdings), Ltd. (“ANR”). The investment was written down to its fair value of $2.2 million at March 31, 2003.

Equity in net loss of insurance affiliates in 2002 also included a loss of approximately $22.7 million relating to ANR. This loss included a write down of the goodwill component of the Company’s investment of $13.3 million in the fourth quarter of 2002 due to a significant decline in the book value of ANR.

In 2001, the equity in net loss of insurance affiliates included a loss of $10.9 million related to the Company’s share of the loss in XL Re Europe, formerly known as Le Mans Ré, mainly related to the September 11 event in 2001, and $1.6 million in ANR.

Amortization of intangible assets decreased in 2003 as compared to 2002 due primarily to a reduction in the expense related to intangible assets related to the acquisition of XL Re Europe. Amortization of intangible assets decreased in 2002 as compared to 2001 due to the adoption of FAS 142, when the Company was no longer required to amortize goodwill.

Corporate operating expenses increased 21.4% in 2003 compared to 2002 due primarily to the continued build-out of the Company’s global infrastructure in developing a network of shared service organizations to support operations in certain locations, new costs related to the Company’s global branding campaign and $5.6 million of stock option expenses associated with the adoption of FAS 123 as amended by FAS 148. See Item 8 Note 2 to the Consolidated Financial Statements for more information.

Corporate operating expenses also increased in 2002 compared to 2001 due primarily to the continued integration of the Company’s global operations and increased costs for directors and officers insurance in line with the market in general. Corporate operating expenses in 2001 included $14.0 million related to Winterthur International integration costs.

Interest expense includes costs related to the Company’s debt and collateral facilities as well as deposit liability accretion. In 2003, interest expense for debt and collateral facilities was $94.3 million as compared to $102.2 million in 2002. This decrease was due to the inclusion of amortization of debt issuance expenses in 2002 related to the issue of the Zero Coupon Convertible Debentures (“CARZ”) and the Liquid Yield Option Notes (“LYONS”). See “Financial Condition and Liquidity” for more information. In 2003, interest expense related to the accretion of deposit liabilities was $92.9 million as compared to $65.9 million due to new deposit liability contracts written in 2003.

The increase in interest expense in 2002 as compared to 2001 was due primarily to an increase in the level of indebtedness. Notes payable and debt were $1.9 billion and $1.6 billion at December 31, 2002 and 2001, respectively.

Minority interest relates to a 9% ownership in one of the Company’s insurance subsidiaries.

The change in the Company’s income taxes in each of the three years ended December 31, 2003 principally reflects the effects of changes in losses arising from the September 11 event and the decline in the profitability of the U.S. operations for each year. The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and under current projections, the Company anticipates using this asset by 2007. The Company’s net deferred tax asset at December 31, 2003 is $310.1 million, which consists principally of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 24 to the Consolidated Financial Statements.

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

The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. See “Ratings” for further information.

Financial Condition

The following are some of the most significant items in the Company’s consolidated balance sheet at December 31, 2003 and changes from December 31, 2002:

a.	Shareholders’ Equity. The Company’s shareholders’ equity at December 31, 2003 was $6.9 billion, of which $2.5 billion was retained earnings. Included in accumulated other comprehensive income was $138.3 million of cumulative currency translation adjustments which were primarily related to unrealized losses on foreign currency exchange rate movements relating to the Company’s global operations that have a functional currency that is not the U.S. dollar.

b.	Total Investments Available For Sale. Total investments available for sale have increased from $16.1 billion at December 31, 2002 to $20.8 billion at December 31, 2003. This increase is due primarily to cash flows from operations (see discussion below) of $3.4 billion and new deposit liability transactions of approximately $1.5 billion.

c.	Unpaid Losses and Loss Expenses. Unpaid losses and loss expenses includes reserves on the Company’s general and financial operations and relates primarily to the casualty insurance and reinsurance business written by the Company. This was $16.6 billion at December 31, 2003 which is an increase of $3.4 billion from December 31, 2002. The increase was due primarily to new business written and earned in the year, together with an increase in reserves for net adverse development in 2003 of $0.9 billion of prior period loss reserves.

No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. See Item 1, “Unpaid Losses and Loss Expenses”, “Critical Accounting Policies and Estimates” and Item 8, Note 10 to the Consolidated Financial Statements for further discussion.

d.	Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable. Unpaid losses and loss expense recoverables were $5.8 billion and $5.0 billion at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, reinsurance balances receivable were $1.4 billion and $1.2 billion respectively. Unpaid losses and loss expense recoverable relates to estimated reinsurance recoveries based on the unpaid loss and loss expense reserves.

The Company has credit risk should any of its reinsurers be unable to settle amounts due. Of the total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2003 of $7.2 billion, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2003, collateralizing reinsurance recoverables with respect to certain reinsurers.

Included in unpaid loss and loss expenses recoverable at December 31, 2003 is an unsecured, net reinsurance recoverable from the Seller of $740.9 million, related to the acquisition of Winterthur International. This amount is subject to ongoing adjustment, and the Seller, is currently rated “A” by S&P. The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International business. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company was less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason.

Excluding the recoverable from the Seller described above, approximately 72% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2003 were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2003 by reinsurers owing more than 3% of such total:

	Standard and
Name of reinsurer	Poor’s rating	% of total

Lloyd’s Syndicates	A	6.6
Munich Re	A+	5.7
Swiss Re	AA	5.6
GE Frankona Ruckversicherungs	A+	3.7
London Life and General Reinsurance Company Ltd.	*	3.2

*	London Life and General Reinsurance Company is rated A by A.M. Best.

In addition, at December 31, 2003, approximately $2.2 billion of the total recoverable balance of $7.2 billion related to reinsurance recoverables for the Winterthur International operations. The recoverability of these balances is also guaranteed under the SPA as described above.

As at December 31, 2003 and 2002, the Company had a reserve for potential non-recoveries from reinsurers of $108.0 million and $47.3 million, respectively.

Liquidity

Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

See Item 8 – “Consolidated Statement of Cash Flows”. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

Cash Flow provided by Operations

Cash flow from operations is derived from two main sources :

1)	The receipt of investment income on the Company’s total investment portfolio, and
2)	The net receipt of premiums less claims and expenses related to its underwriting activities in general, life and financial operations.

Cash flow from operations was $3.4 billion in 2003 as compared to $3.0 billion in 2002. This increase in 2003 is due to an increase in the receipt of investment income in line with the growth of the investment portfolio together with an increase in net cash received from underwriting activities.

Net cash received from underwriting activities is comprised of receipt of premiums, minus payment of claims and operating and acquisition costs. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, but generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims on the other hand, especially for casualty business, can take a much longer time before they are reported and ultimately settled and this is why the Company establishes reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred as reported in the consolidated statement of income.

During 2003, 2002 and 2001, the total amounts of net losses paid for the general operations were $2.8 billion, $2.8 billion and $1.8 billion, respectively, whereas the amount of net losses incurred was $4.6 billion, $3.3 billion and $2.9 billion, respectively. The larger difference between net incurred and paid losses in 2003 is due primarily to the prior period adverse development on the Company’s North American casualty reinsurance book as described above, where the Company increased reserves by $877 million. The payout of the Company’s casualty reserves at December 31, 2003 could be as long as thirty years period. Property claims are generally reported and settled within a much shorter period, usually up to three years. Cumulative net losses paid by the Company for the September 11 event at December 31, 2003 were $380 million, or approximately half of the total net incurred losses of $763.0 million.

Cash Flow used in Investing Activities

Generally, positive cash flow from operations and financing activities, is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries. In 2003, in addition to purchases and sales of the Company’s total investment portfolio, the Company had the following significant investment cash flows:

1)	In September 2003, the Company exercised its option and settled the related Euro liability to purchase the remaining 33% ownership of Le Mans Ré, now known as XL Re Europe, for approximately $161 million. See Item 8 Note 6(a) to the Consolidated Financial Statements for further information.
2)	In December 2003, the Company received $75.4 million relating to the settlement of the purchase price for Wintherthur International. See Item 8 Note 6(b) to the Consolidated Financial Statements for further information.
3)	In July 2003, the Company acquired new offices in London for its London headquarters. The acquisition was by a purchase, sale and leaseback transaction resulting in net cash received of $45.3 million, which was recorded as a deferred liability at December 31, 2003. The Company also recorded a capitalized lease asset and liability of approximately $150.0 million related to this transaction and there have been no significant capital expenditures for leasehold improvements during 2003.

In 2002, in addition to purchases and sales of the Company’s total investment portfolio, the Company had the following significant investment cash flows:

1)	The Company completed the acquisition of a 67% majority shareholding in Le Mans Ré, increasing its shareholding from 49% at December 31, 2001. Cash paid, net of cash acquired, was $45.5 million.
2)	The Company invested a further $717.5 million in alternative investment managers, related investment funds and insurance affiliates. The majority of this amount included four separate investments in funds managed by FrontPoint Partners LLC, an investment in SPhinX Ltd., a fund designed to track an S&P Hedge Fund Index, and an investment in Primus Guaranty, Ltd, which specializes in providing credit risk protection through credit derivatives.

Cash Flow Provided by Financing Activities

Cash flows related to financing activities include the payment of dividends, share related transactions, the issue or repayment of debt and deposit liability transactions. In 2003 and 2002, the Company received $1.5 billion and $1.2 billion of net cash relating to new deposit liability contracts. In 2003, dividends were $263 million for ordinary shares and $40 million for preferred shares.

In connection with the acquisition of Winterthur International, a limited recourse receivables financing facility previously available to these operations from the Seller was made available to the Company. The balance outstanding at December 31, 2003 and 2002 was approximately $ 223.0 million and $338.6 million, respectively and is included in other liabilities in the Consolidated Balance Sheet.

Capital Resources

In addition to ordinary share capital, the Company depends on external sources of finance to support its underwriting activities in the form of:

a.	debt,
b.	preference shares, and
c.	bank credit

In particular, the Company requires, among other things, –

•	Sufficient capital to maintain its financial strength, claims paying and debt ratings, as issued by several ratings agencies, at a level considered necessary by management to enable the Company’s key operating subsidiaries to compete.
•	Sufficient capital to enable its underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S., the U.K., and other key markets.
•	Letters of credit and other forms of collateral that are required by the Company’s non-U.S. operating companies that are “non-admitted” under U.S. state insurance regulations. The Company also uses letters of credit to support its operations at Lloyd’s.
•	Revolving credit to meet short-term liquidity needs.

The Company is currently reviewing its capital needs for 2004 and expects to raise approximately $750 million of additional capital in the first half of 2004 in the form of mandatory convertible securities.

The following are possible outcomes if the Company is unable to secure the additional $750 million of capital later in 2004 –

•	Possible downgrades in the financial strength, claims paying and debt ratings assigned by rating agencies to the Company’s operating subsidiaries. This could place those operating companies at a competitive disadvantage compared to higher-rated competitors.
•	Reduction in the quantity of business that the Company’s principal operating subsidiaries are able to write in order to meet capital adequacy-based tests.
•	The possible ratings downgrades that could result from not issuing the anticipated additional capital could increase the cost of bank credit and letters of credit.

Certain of the Company’s credit facilities will expire in 2004. The following risks are associated with the Company’s requirement to renew these facilities during 2004 –

•	The credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield.
•	The volume of business that the Company’s non-admitted subsidiaries are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate size.

   Recent consolidation within the banking industry may result in the aggregate amount of credit provided by to the Company being reduced. The Company attempts to mitigate this risk by identifying additional banks that could participate in the credit facilities on renewal.

   The Company has the option to “call” the “CARZ” and “LYONs” zero-coupon convertibles (described below) from May 23 and September 27, 2004, respectively, onwards and the bondholders have the option to “put” the securities on the same date.

•	These calls are exercisable by the Company and would require the payment of approximately $649 million for the CARZ and $317 million for the LYONs to bondholders. This would result in the subsequent retirement of the related debt securities. At present the Company is evaluating its alternatives with respect to these calls.
•	The puts are exercisable by the investors and would also require the payment of $649 million for the CARZ and $317 million for the LYONs or the equivalent in the Company’s ordinary shares at the Company’s option, to the bondholders. The Company has the ability to prospectively enhance the terms of the convertibles if market conditions near to the put date indicate that this would increase the likelihood that the securities remain outstanding.

a) Debt

At December 31, 2003, banks and investors provided the Company and its subsidiaries with $2.6 billion of debt capacity, of which $1.9 billion was utilized by the Company as of December 31, 2003. This included :

•	Revolving credit facility (“revolver”) of $675 million. This revolver (and its predecessor facility) was not utilized during 2003. During 2002, borrowings under such revolvers were $847 million and repayments were $600 million. Borrowings in 2002 were used to pay down two 5-year revolvers (that were subsequently cancelled) and for general corporate purposes. The revolver is a component of a $2.5 billion facility ($2 billion at December 31, 2002) provided on an unsecured basis by a syndicate of banks. It can be utilized to provide cash at any time until the facility expires at the end of June 2004. The Company anticipates that the facility will be renewed for a further year, however, the size of the facility and the price terms will depend on market conditions in the period leading up to the renewal.
•	Senior Unsecured Notes of approximately $1 billion. These notes require the Company to pay a fixed rate of interest during their ten-year lives. There are three outstanding issues of senior unsecured notes –
•	$100 million senior notes due 2005 with a fixed coupon of 7.15%. It is a publicly traded security.
•	$255 million senior notes due 2011 with a fixed coupon of 6.58%. This transaction was privately placed - it is not traded on a public exchange.
•	$600 million senior notes due 2012 with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.
•	Convertible securities of approximately $1 billion. There are two such convertibles that the Company issued in 2001. Both are zero-cash-coupon transactions that, under normal circumstances, will not require cash payments prior to the maturity of the securities in 2021. Described below are features that may result in the securities being redeemed for cash or the Company’s ordinary shares prior to 2021. Rather than paying cash interest, the convertibles were issued at a discount to their redemption values – known as the principal amount at maturity.
•	In May 2001, the Company issued $1.01 billion principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of “CARZ” convertibles at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis.
•	In September 2001, the Company issued $508.8 million principal amount at maturity (subsequently increased to $514.6 million under the provisions of the upward accretion rate adjustment described below) of “LYONs” convertibles at an initial price of $565.01 per bond. The LYONs will be repaid at $1,011.36 each (originally $1,000.00 each but subsequently increased as a result of the accretion rate adjustment described below), unless converted or repaid before their due date of September 2021, at a total cost of $514.6 million. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or 2.896% per annum on an annual basis. The accretion rate for the year to September 7, 2004, was increased by 0.645% per annum on a semi-annual basis to 3.52% on a semi-annual basis and 3.551% per annum on an annual basis as a result of a decrease of the Company’s ordinary share price in the 30-day period leading up to the second “put” date in September 2003. The accretion rates will revert to their original rates in September 2004.
•	Although both the CARZ and LYONs are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company’s Class A Ordinary Shares before the redemption date. As these features include market-driven features and options available to the Company and bondholders, it is not possible to determine if the bonds will remain outstanding until their scheduled maturity in 2021.

•	Both the CARZ and LYONs provide the bondholders with the right to require the Company to repurchase the bonds on predetermined dates (“put” dates) at predetermined values (subsequently increased in the case of the LYONs as a result of the upward accretion rate adjustment described above). The remaining put dates for the CARZ occur on May 23 of 2004, 2006, 2008, 2011 and 2016. The remaining put dates for the LYONs occur on September 7 of 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.
•	Both the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company’s ordinary shares at other times during the life of the bonds if the market price of the Company’s shares is at certain levels. If the Company’s ordinary share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would have the right to convert the bonds into ordinary shares. If converted for ordinary shares, each CARZ would be converted into 5.9467 ordinary shares and each holder of a LYONs would receive 5.277 ordinary shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2004 will be $641.88 determined by adding two years’ accretion of 2.6422% per annum on an annual basis to the original issue price of $593.57.
•	The holders of each of the CARZ and LYONs also have the right to convert the bonds for ordinary shares in the event that the trading price of the bonds for a predetermined period falls below 95% of the value of the equivalent number of shares, provided however, if the ordinary shares are trading at a predetermined premium to the accreted price of the bonds, holders may receive cash, ordinary shares or a combination thereof in lieu of ordinary shares upon conversion.
•	The bonds are also “callable” as the Company has the right to redeem the bonds for cash, in full or in part, at their accreted value at any time after May 23, 2004, in the case of the CARZ, and September 7, 2004, in the case of the LYONs.
•	These bonds also provide for interest rates to be adjusted in the event that the Company’s ordinary share price falls below certain levels specified in the relevant indenture relative to the conversion price.
•	In the event that the credit ratings assigned to the bonds by S&P’s fall below BBB+, the bonds would be convertible into ordinary shares at 5.9467 ordinary shares per CARZ and 5.277 ordinary shares per LYON. The rating assigned to the bonds at the time of issue was “A+”. The ratings were lowered to “A” by S&P in January 2004. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.
•	The bonds become immediately due if an event of default occurs and 25% or more of the bondholders demand repayment of the accreted value at the time of such event. Such an event of default would include failure to pay amounts due on the notes, an event of default occurring under the Company’s other credit facilities, or certain other events such as bankruptcy or insolvency of the Company. Further descriptions of the events of default are contained in the indentures and consequences to the Company are described under “Cross Default and Other Provisions in Debt Documents”.
•	The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal value ascribed to the puts, as the contingent events of these features are considered unlikely to occur or to the interest rate adjustment feature due to the current trading value of the bonds. Due to the contingent nature of the conversion features of these debt securities, there is no impact on fully diluted earnings (loss) per ordinary share at this time.

The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2003:

				Payments Due by Period
Notes Payable and Debt			Year of	Less than	1 to 3	4 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$ 675,000	$ –	2004	$ –	$ –	$ –	$ –
7.15% Senior Notes	99,986	99,986	2005	–	100,000	–	–
6.58% Guaranteed
Senior Notes	255,000	255,000	2011	–	–	–	255,000
6.50% Guaranteed
Senior Notes	597,441	597,441	2012	–	–	–	600,000
Zero Coupon Convertible
Debentures “CARZ”	642,340	642,340	2021	–	–	–	1,010,833
Liquid Yield Option Notes “LYONs”	310,716	310,716	2021	–	–	–	514,622

Total	$2,580,483	$1,905,483		$ –	$100,000	$ –	$2,380,455

“Commitment” and “In Use” data represent December 31, 2003 accreted values. “After 5 years” data represent ultimate redemption values.

b) Preferred shares

In 2002, the Company issued perpetual preferred shares as follows –

•	Series A Preferred In August 2002, the Company issued 9.2 million of 8% Series A preference ordinary shares (“Series A preference shares”). Gross proceeds were $230.0 million and related expenses were $7.2 million. Upon dissolution of the Company, the holders of the Series A preference shares are entitled to receive a liquidation preference of $25 per share, plus accrued dividends. Dividends on the preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Series A preference shares on or after August 14, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Series A preference shares before August 14, 2007 at specified redemption prices, plus accrued dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series A preferred shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series A preference shares ($25 per share redemption price). The proceeds were used for general corporate purposes.
•	Series B Preferred In November 2002, the Company issued 11.5 million of 7 5/8% Series B preference ordinary shares (“Series B preference shares”). Gross proceeds were $287.5 million and related expenses were $9.1 million. Upon dissolution of the Company, the holders of the Series B preference shares are entitled to receive a liquidation preference of $25 per share, plus accrued dividends. Dividends on the preference shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Series B preference ordinary shares on or after November 18, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the B preference shares before November 18, 2007 at specified redemption prices, plus accrued dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series B preferred shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series B preference shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

c) Letter of Credit Facilities and other sources of collateral

At December 31, 2003, the Company had eight letter of credit facilities in place with total availability of $3.5 billion, of which $2.7 billion was utilized at December 31, 2003.

				Amount of Commitment Expiration per period

Other Commercial Commitments			Year of	Less than	1 to 3	4 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

8 Letter of credit facilities (1)	$ 3,528,652	$2,695,893	2004	$3,528,652	$ –	$ –	$ –

(1)	Of the total letter of credit facilities above, $500 million is also included in the 364-day revolver under notes payable and debt

The facilities are provided on a syndicated and bilateral basis from commercial banks and are scheduled for renewal during 2004.

It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S.

The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

The following letter of credit facilities were originated or renewed during 2003:

•	$200 million facility. In January 2003, the Company entered into a new $100.0 million letter of credit facility to provide additional capacity to support the Company’s U.S. non-admitted business. This facility was subsequently increased to $200.0 million in June 2003 and was fully utilized at December 31, 2003.
•	$2.5 billion facility. In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion. As at December 31, 2003 approximately $1.6 billion of this facility was in use in the form of letters of credit.
•	£400 million facility. In November 2003, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was approximately $712 million at December 31, 2003.

In addition to the letter of credit facilities described above, the Company obtained collateral from the following transactions that were completed during 2003:

•	$500 million commercial paper-based facility. In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an inter-company quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2008, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

•	$500 million contingent capital facility. In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $111.9 million was transferred from “Additional paid in capital” to a deferred liability which was established (included with “Other liabilities”) in the consolidated balance sheet at December 31, 2003. The Company began to amortize this liability that resulted in additional interest expense of approximately $2.0 million in 2003.

Cross-Default and Other Provisions in Debt Documents

The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness, including the Credit Facilities discussed above (collectively, the “Company’s Debt Documents”), contain cross default provisions to each other and the Company’s Debt Documents (other than the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its AAA financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

Under the Company’s 364-day facility and ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least A from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its AAA financial guaranty companies) fail to maintain a rating of at least A from S&P, an event of default would occur.

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

See Item 8 Note 14 to the Consolidated Financial Statements for further information.

Long Term Contractual Obligations

The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2003, due by period. This table excludes further commitments of $154.6 million to the Company’s investment managers, related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments and letter of credit facilities of $3.5 billion. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements for further information.

Contractual Obligations		Less than	1- less than	3-less than	More than
(U.S. dollars in thousands)	Total	1 year	3 years	5 years	5 years

Long-term debt obligations (1)	$1,905,483	$ –	$100,000	$ –	$2,380,455
Contingent capital facility	116,850	12,300	24,600	24,600	55,350
Capital lease obligations	352,710	10,600	22,010	23,140	296,960
Operating lease obligations	320,408	53,634	70,250	58,013	138,511
Guaranteed investment contracts (2)	3,786,344	309,987	857,861	801,917	1,816,579

Total	$6,481,795	$386,521	$1,074,721	$907,669	$4,687,855

(1)	The long term debt obligations include the ultimate redemption values on the CARZ and LYONs up to 2021 and therefore the total obligation amount is greater than the current notes payable and debt outstanding at December 31, 2003. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements for further information.
(2)	See Item 8, Note 12 to the Consolidated Financial Statements for further information.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”) and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

In 2003, the Company entered into an aggregate of $500.0 million of commercial paper-based credit facilities (the “Credit Facilities). The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet. See also “Financial Condition and Liquidity” for more details regarding this off balance sheet collateral arrangement.

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

The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2003, the CDO had assets of $463.9 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its financial guaranties and investment in this variable interest entity was approximately $412.3 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected. The Company is not the primary beneficiary of this entity and therefore is not required to consolidate this entity.

Recent Accounting Pronouncements

See Item 8, Note 2(r) to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) rate increases and improvements in terms and conditions may not be as large or significant as the Company is currently projecting; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of the Winterthur International operations; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii)

the effects of mergers, acquisitions and divestitures; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

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

Credit Derivative Risk

The Company enters into swaps written under International Swaps and Derivatives Association (“ISDA”) forms as an extension of its financial guaranty business. The fair value is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, changes in credit quality, future expected recovery rates and other market factors. Other elements of the change in fair value are based upon pricing established at the inception of the contract. A change in the interest, default and recovery rate assumptions indicated below would cause the fair value associated with credit derivatives to decrease as follows:

Assumptions (U.S. dollars in thousands)	% Change	Decrease in Fair Value

Interest rate	1% decrease	$ 3,286
Default rate	10% increase	$10,800
Recovery rate	10% decrease	$ 5,355

Weather and Energy Market Risk

The Company offers weather and energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets in a weather and energy derivatives trading portfolio.

Fair values for the Company’s natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in respect of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest rates and other market factors.

The following table summarizes the movement in the fair value of contracts outstanding during the year ended December 31, 2003:

Unrealized gain
(U.S. dollars in thousands)	(loss)

Fair value of contracts outstanding, beginning of the year	$ (6,024)
Option premiums received , net of premiums realized (1)	(6,608)
Reclassification of settled contracts to realized (2)	206,079
Other changes in fair value (3)	(204,937)

Fair value of contracts outstanding, end of year	$ (11,490)

(1)	For the year ended December 31, 2003, the Company collected $210.5 million of paid premiums and realized $203.9 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $6.6 million.
(2)	The Company paid $206.1 million to settle derivative positions during the year ended December 31, 2003, resulting in a reclassification of this amount from unrealized to realized and a reduction in the balance sheet derivative liability.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $204.9 million on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $203.9 million of premiums.

The change in fair value of contracts outstanding at December 31, 2003 as compared to the beginning of the year is primarily due to the increased volume of weather and energy risk management contracts written during the first half of the year, partially offset by the settlement of positions in the latter half of the year.

The following table summarizes the maturity of contracts outstanding at December 31, 2003:

				Greater
Source of Fair Value				than 5	Total Fair
(U.S. dollars in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Years	Value

Prices actively quoted	$(30,278)	$ –	$ –	$ –	$(30,278)
Prices based on models and other valuation methods	3,026	12,391	3,371	–	18,788

Total fair value of contracts outstanding	$(27,252)	$12,391	$3,371	$ –	$(11,490)

Market risk for the Company’s weather and energy portfolio relates to changes in underlying weather conditions (i.e., changes in climatic variables such as temperature and precipitation) changes in electricity prices, and changes in natural gas prices. The Company has underwritten risks in Asia, Australia, Europe, and North America, with its primary market risk reflected in temperature changes within the United States and Europe.

The Company manages its weather and energy risk portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management.

Value-At-Risk

A statistical technique known as Value-at-Risk (VaR) is one of the tools used by management to measure, monitor and review the market risk exposures of the Company’s weather risk and natural gas portfolios. VaR, as it relates to commodity risk, is at the 99% confidence level.

The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the year ended December 31, 2003, were $137.7 million, $100.1 mil-

lion and $178.4 million, respectively. The corresponding levels for the weather risk management portfolio during the year ended December 31, 2002 were $102.7 million, $25.8 million and $201.3 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season.

For the natural gas portfolio, VaR is calculated using a one-day holding period. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level during the year ended December 31, 2003 were $2.0 million, $0.2 million and $2.9 million, respectively. The corresponding amounts during the year ended December 31, 2002 were $0.8 million, nil and $2.9 million, respectively.

For electricity price risk management products, including electricity generation outage products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $17 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level during the year ended December 31, 2003 were $2.3 million, $0.8 million, and $5.3 million, respectively.

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

Investment Market Risk

The Company’s investment portfolio is managed by external investment professionals under the direction of the Company’s management and generally in accordance with detailed investment guidelines provided and monitored by the Company. Managers are selected directly by the Company on the basis of various criteria, including investment style, track record, performance, internal controls, operational risk, and diversification implications. The vast majority of the Company’s investment portfolio is managed by well established, large institutional investment professionals.

The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies.

Through the structure of the Company’s investment portfolio, the Company’s earnings are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g., changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g., changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g., changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings.

The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the external investment professionals. Additional constraints are generally agreed with the external investment professionals which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing interest rate risk, foreign exchange risk and credit risk, provided the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-at-Risk

Central to the Company’s market risk management framework is Value at Risk (“VaR”). VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the investment portfolio’s underlying securities and investments valuations.

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

In the third quarter of 2003, the Company introduced a new, more widely used risk management system to generate the investment VaR and to stress test the investment portfolio. Although the overall methodology is consistent between the two systems, there are certain differences between these systems relating to security pricing models, time series, time periods and proxies used for individual instruments. Accordingly, the VaR for the investment portfolio and the stress tests on the investment portfolio are not directly comparable to prior periods.

The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the models that are employed in the Monte Carlo simulations. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. There is no assurance that the Company’s actual future losses will not exceed its VaR and the Company expects that 5% of the time the VaR will be exceeded. Additionally, the Company acknowledges the fact that risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis.

The VaR of the investment portfolio at December 31, 2003 was approximately $444.0 million. The VaR of all investment related derivatives excluding investments in affiliates and other investments was $9.5 million.

In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2003, approximately $7.7 billion (31% of the Company’s investment portfolio at market value) used proxy time series data. Approximately $4.1 billion related to various fixed income portfolios, $1.4 billion to alternative investments, $84.1 million to equity portfolios, $1.5 billion to various cash portfolios and $579.1 million to business and other investments. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

The following two tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the total investment portfolio during 2003, based upon the VaR at quarter end dates. The two tables also include the Company’s VaR in percentage and dollar terms, respectively, for the total investment portfolio as at December 31, 2003. The Company’s investment portfolio VaR as at December 31, 2003 is not necessarily indicative of future VaR levels.

				At December 31,
	Average VaR	Minimum VaR	Maximum VaR	2003
	% VaR(1)	% VaR(1)	% VaR(1)	% VaR(1)

Fixed Income	1.99%	1.63%	2.39%	1.86%
Alternatives (2)	0.17%	0.14%	0.25%	0.14%
Equity	0.18%	0.12%	0.29%	0.12%
Business and Other Investments	0.18%	0.11%	0.24%	0.11%
Derivatives	0.04%	0.03%	0.08%	0.04%
Cash Equivalents	0.04%	0.02%	0.06%	0.02%
Total Undiversified VaR (3)	2.60%	2.27%	3.06%	2.29%
Diversification VaR (4)	(0.75)%	NA	NA	(0.48)%
Total Investment Portfolio VaR (5)	1.85%	1.31%	2.56%	1.81%
				VaR as at
	Average VaR	Minimum VaR	Maximum VaR	December 31,
	during 2003	during 2003	during 2003	2003
(U.S. dollars in millions)	$VaR(6)	$VaR(6)	$VaR(6)	$VaR(6)

Total Investment Portfolio VaR (5)	405.2	262.1	549.3	444.0

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the total investment portfolio.
(2)	The majority of the Company’s alternative investment portfolio is accounted for as equity in affiliates. However, for purposes of monitoring and tracking the Company’s total investment market risk, the total alternative investment portfolio is included in these calculations. The alternative investment portfolio is principally proxied to the public equity markets and fixed income markets in these VaR calculations. The actual annualized volatility of the Company’s alternatives portfolio during 2003 was 2.4% versus approximately 16.8% for the public equity markets and approximately 4.3% for the fixed income markets, as proxied by the S&P 500 Index and Lehman US Aggregate Bond Index, respectively.
(3)	Average Total Undiversified VaR and December 31, 2003 Total Undiversified Var is the summation of the individual VaRs for each of the separate asset classes and, by construction, ignores any and all correlations between the different asset classes. The Total Undiversified VaR therefore ignores diversification benefits that exist in between these different asset classes. Maximum and Minimum Total Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate asset classes since the Maximum and Minimum VaRs for each of the asset classes and the Maximum and Minimum Total Undiversified VaR do not necessarily refer to the same point in time.
(4)	Diversification VaR equals the difference between the Total Investment Portfolio VaR and the Total Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the actual asset classes and the latter explicitly does not, the difference in the two VaR results is due to the ‘diversification benefits’. These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: allocations changes; changes in the correlations between the different asset classes; and changes in the general asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR for the six different asset class portfolios do not refer to the same point in time, and therefore it is not meaningful to calculate the Diversification VaR.
(5)	Total Investment Portfolio VaR is the Company’s investment portfolio VaR based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the individual asset classes are included in the investment portfolio.
(6)	Based on a 95% confidence level with a one month holding period, expressed in millions of US$ Dollars.

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

The Company’s total undiversified VaR, which ignores any correlation and diversification benefits, at December 31, 2003 was 2.29% compared to a maximum of 3.06% and a minimum of 2.27% during 2003. The Company’s average diversification VaR during 2003 resulted in an average reduction of the Company’s total undiversified VaR of 0.75% and as at December 31, 2003 was 0.48%.

The Company’s total investment portfolio VaR was on average 1.85% during 2003 and as at December 31, 2003, was 1.81%. The Company’s maximum and minimum total investment portfolio VaR during 2003 were 2.56% and 1.31%, respectively. The Company’s largest VaR exposure during 2003 was to fixed income. The average VaR for fixed income was 1.99%, compared to a maximum of 2.39% and a minimum of 1.63%. As at December 31, 2003, the fixed income VaR was 1.86%.

At December 31, 2003, the ranking for the Company’s asset class risk, based on the individual asset class VaRs, was: fixed income; alternative investments; equity; business and other investments; cash equivalents and derivatives.

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

The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at quarter end dates during 2003. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

	March 31,	June 30,	September 30,	December 31,
Stress Test	2003	2003	2003	2003

Maximum loss impact on portfolio	(4.8)%	(4.2)%	(6.1)%	(5.9)%
Maximum gain impact on portfolio	14.2%	13.3%	19.1%	19.0%

From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2003 was 6.1%, based on the investment portfolio as at September 30, 2003. The largest upside risk exposure during 2003 was 19.1% as at September 30, 2003.

Given the investment portfolio allocations as at December 31, 2003, the Company would expect to lose approximately 5.9% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2003, the Company would expect to gain approximately 19.0% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

As at December 31, 2003, the value of the Company’s fixed income portfolio including cash and cash equivalents and net payable for investments purchased as approximately $22.5 billion as compared to approximately $17.5 billion as at December 31, 2002. As at December 31, 2003, the fixed income portfolio consisted of approximately 88.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 86.6% as at December 31, 2002.

The Company manages credit risk in the investment portfolio through the credit research performed by the external investment professionals and limitations on the investment portfolio’s exposure to individual credits, as set by the Company. Limits are set for each credit quality rating and are a function of the probability of default and the expected loss in the event of default. Limits ensure that potential losses from individual defaults should not exceed predetermined levels.

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established credit limits. Any obligor over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to fore coming credit quality deterioration is placed on a Watch List for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

   The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2003.

Total

AAA	56.7%
AA	13.1%
A	15.5%
BBB	9.3%
BB & below	5.0%
NR	0.4%

Total	100.0%

At December 31, 2003 and 2002, the average credit quality of the Company’s total fixed income portfolio was “AA”.

As at December 31, 2003, the top 10 corporate holdings represented approximately 6.2% of the total fixed income portfolio and approximately 13.6% of all corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Percentage of Total
Top 10 Corporate Holdings (2)	Fixed Income Portfolio (1)

JPMorgan Chase & Co	0.86%
Citigroup Inc	0.79%
General Electric Company	0.72%
Morgan Stanley	0.71%
HSBC Holdings plc	0.66%
Bank of America Corporation	0.52%
American International Group Inc.	0.52%
Bear Sterns & Co	0.49%
General Motors Corporation	0.49%
Ford Motor Company	0.46%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.
(2)	Corporate holdings include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2003 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.7% or $1.1 billion. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction and at the same time.

In addition, the Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

Equity Portfolio

As at December 31, 2003, the Company’s equity portfolio was $583 million as compared to $575 million as at December 31, 2002. As at December 31, 2003, the Company’s allocation to equity securities was approximately 2.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.9% as at December 31, 2002.

As at December 31, 2003, approximately 62% of the equity portfolio was invested in U.S. companies as compared to approximately 60% as at December 31, 2002. As at December 31, 2003, the top ten equity holdings represented approximately 11.6% of the Company’s total equity portfolio.

The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $58.3 million as at December 31, 2003.

Alternative Investment Portfolio

A portion of the Company’s portfolio is invested in funds that pursue alternative investment strategies, with the investment objective of attaining high risk-adjusted total return whilst maintaining a low level of correlation to the traditional asset classes and realizing a low volatility. Investments within this portfolio are generally fund investments in limited partnerships or similar vehicles, with each fund pursuing different absolute return investment mandates, typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets.

Various strategies can be pursued and the Company classifies each fund allocation into three general style categories established by S&P. The three styles are: Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; and Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities.

During 2003, the Company implemented additional risk and portfolio management analytics and processes to enhance the overall management and assessment of the alternative investment portfolio. Central to the portfolio and risk management processes is the receipt of information on each of its allocations that is sufficient to assess risks and exposures of the fund allocations and to monitor how the portfolio and associated risk changes over time. The level and frequency of information required by the Company on each investment depends on the type of strategy that a fund pursues; the expected risk profile and types of risk that the fund and underlying securities are exposed to; the liquidity of the fund and underlying securities; and the size of the allocation.

The Company’s alternative investment portfolio had over 100 separate investments in different funds at December 31, 2003 with a total exposure of $1.4 billion making up approximately 5.9% of the total investments compared to December 31, 2002 where the Company had over 100 separate fund investments with a total exposure of $1.3 billion representing approximately 6.7% of the total investments.

At December 31, 2003, the alternative investment style allocation was 35% in arbitrage strategies, 39% in directional/tactical strategies and 26% in event driven strategies.

Private Investment Portfolio

A portion of the Company’s portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

As at December 31, 2003, the Company’s exposure to Private Investments was approximately $200.0 million compared to $236.0 million as at December 31, 2002. As at December 31, 2003, the Company’s exposure to private investments consisted of approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 1.2% as at December 31, 2002.

Bond and Stock Index Futures Exposure

At December 31, 2003, bond and stock index futures outstanding were $241.1 million with underlying investments having a market value of $801.1 million. Losses of $6.3 million were realized on these contracts for the year ended December 31, 2003. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $24.1 million respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At December 31, 2003, forward foreign exchange contracts with notional principal amounts totaling $193.0 million were outstanding. The fair value of these contracts as at December 31, 2003 was $189.4 million with unrealized gains of $3.5 million. For the year ended December 31, 2003, realized gains of $1.0 million and unrealized gains of $3.3 mil-

lion were recorded in net realized and unrealized gains and losses on derivative instruments. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at December 31, 2003 would have resulted in approximately $9.8 million of unrealized gains and $12.1 million in unrealized losses, respectively.

The Company attempts to manage the exchange volatility arising on certain administration costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At December 31, 2003, the Company had forward contracts outstanding for the purchase of $25.9 million Euros and $70.2 million U.K. sterling at fixed rates. The unrealized loss on these contracts at December 31, 2003 was $2.5 million and $7.7 million, respectively.

Credit Risk

The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Embedded Derivatives

The puts and the interest rate adjustment features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal fair value ascribed to (i) the puts, as the contingent events of these features are considered unlikely to occur or (ii) the interest rate adjustment feature due to the current trading value of the bonds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Related Notes	Page
Consolidated Balance Sheets as at December 31, 2003 and 2002	90
Consolidated Statements of Income and Comprehensive income for the years ended December 31, 2003, 2002 and 2001	91
Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2003, 2002 and 2001	92
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	93
Notes to Consolidated Financial Statements for the years ended
December 31, 2003, 2002 and 2001	95

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2003 AND 2002

A S S E T S
(U.S. dollars in thousands, except share amounts)	2003	2002

Investments:
Fixed maturities at fair value (amortized cost: 2003, $18,990,670; 2002, $14,118,527)	$19,494,356	$14,482,647
Equity securities, at fair value (cost: 2003, $ 473,112 ; 2002, $661,377)	583,450	575,010
Short-term investments, at fair value (amortized cost: 2003, $696,798; 2002, $1,001,179)	697,450	1,002,076

Total investments available for sale	20,775,256	16,059,733
Investments in affiliates	1,903,341	1,750,005
Other investments	142,567	146,061

Total investments	22,821,164	17,955,799
Cash and cash equivalents	2,403,121	3,557,815
Accrued investment income	294,615	226,862
Deferred acquisition costs	777,882	688,281
Prepaid reinsurance premiums	977,595	957,036
Premiums receivable	3,487,322	3,592,713
Reinsurance balances receivable	1,359,486	1,239,970
Unpaid losses and loss expenses recoverable	5,779,997	5,012,655
Goodwill and other intangible assets	1,845,507	1,653,700
Deferred tax asset, net	310,077	320,624
Other assets	707,449	441,914

Total assets	$40,764,215	$35,647,369

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$16,558,788	$13,202,736
Deposit liabilities	4,050,334	2,373,047
Future policy benefit reserves	3,233,845	2,516,949
Unearned premiums	4,729,989	4,028,299
Notes payable and debt	1,905,483	1,877,957
Reinsurance balances payable	1,525,739	1,924,150
Net payable for investments purchased	96,571	1,546,276
Other liabilities	1,666,397	1,551,443
Minority interest	60,154	56,923

Total liabilities	$33,827,300	$29,077,780

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: (2003 and 2002, 9,200,000)	$ 92	$ 92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: (2003 and 2002, 11,500,000 )	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: 2003 and 2002, nil.	–	–
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2003, 137,343,232, 2002, 136,063,184)	1,373	1,360
Additional paid in capital	3,949,421	3,979,979
Accumulated other comprehensive income	490,195	184,814
Deferred compensation	(46,124)	(31,282)
Retained earnings	2,541,843	2,434,511

Total shareholders’ equity	$ 6,936,915	$ 6,569,589

Total liabilities and shareholders’ equity	$40,764,215	$35,647,369

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(U.S. dollars in thousands, except share and per share amounts)	2003	2002	2001

Revenues:
Net premiums earned – general operations	$6,081,033	$4,899,073	$2, 730,420
Net premiums earned – life and annuity operations	748,495	1,022,992	695,595
Net premiums earned – financial operations	139,622	67,745	37,113
Net investment income	779,558	734,535	610,528
Net realized gains (losses) on investments	120,195	(214,160)	(93,237)
Net realized and unrealized (losses) gains on
derivative instruments	(27,542)	(51,761)	11,768
Equity in net income of investment affiliates	133,902	64,662	80,580
Fee income and other	41,745	54,963	18,247

Total revenues	$8,017,008	$6,578,049	$4,091,014

Expenses:
Net losses and loss expenses incurred – general and financial operations	$4,610,606	$3,327,315	$2,905,231
Claims and policy benefits – life operations	818,894	1,069,456	698,675
Acquisition costs	1,167,186	955,331	639,046
Operating expenses	797,826	674,403	422,673
Exchange (gains) losses	(38,619)	(80,294)	12,184
Interest expense	199,407	168,086	113,272
Amortization of intangible assets	4,637	6,187	58,569

Total expenses	$7,559,937	$6,120,484	$4,849,650

Income (loss) before minority interest, income tax and equity in net (loss) of insurance and financial affiliates	$ 457,071	$ 457,565	$ (758,636)
Minority interest in net income of subsidiary	9,264	13,371	2,113
Income tax expense (benefit)	30,049	22,647	(189,914)
Equity in net loss of insurance and financial affiliates	5,779	15,976	5,300

Net income (loss)	$ 411,979	$ 405,571	$ (576,135)

Preference share dividends	(40,321)	(9,620)	–

Net income (loss) available to ordinary shareholders	$ 371,658	$ 395,951	$ (576,135)

Net income (loss)	$ 411,979	$ 405,571	$ (576,135)
Change in net unrealized appreciation (depreciation) of investments	383,311	390,707	(71,004)
Foreign currency translation adjustments	(77,930)	7,120	(37,297)

Comprehensive income (loss)	$ 717,360	$ 803,398	$ (684,436)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	136,906	135,636	126,676

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	138,187	137,388	126,676

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$ 2.71	$ 2.92	$ (4.55)

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$ 2.69	$ 2.88	$ (4.55)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(U.S. dollars in thousands)	2003	2002	2001

Series A and B Preference Ordinary Shares:
Balance – beginning of year	$ 207	$ –	$ –
Issue of shares	–	207	–

Balance – end of year	$ 207	$ 207	$ –

Ordinary Shares:
Balance – beginning of year	$ 1,360	$ 1,347	$ 1,250
Issue of shares	5	2	94
Exercise of stock options	8	11	18
Repurchase of shares	–	–	(15)

Balance – end of year	$ 1,373	$ 1,360	$ 1,347

Additional paid in capital:
Balance – beginning of year	$3,979,979	$3,378,549	$2,497,416
Issue of shares	34,103	522,713	808,916
Contingent capital costs	(111,930)	–	–
Stock option expense	5,590	–	–
Exercise of stock options	42,103	79,364	103,135
Repurchase of shares	(424)	(647)	(30,918)

Balance – end of year	$3,949,421	$3,979,979	$3,378,549

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$ 184,814	$ (213,013)	$ (104,712)
Net change in unrealized gains (losses) on investment portfolio, net of tax	386,729	397,330	(72,272)
Net change in unrealized (losses) gains on investment portfolio of affiliate	(3,418)	(6,623)	1,268
Currency translation adjustments	(77,930)	7,120	(37,297)

Balance – end of year	$ 490,195	$ 184,814	$ (213,013)

Deferred Compensation:
Balance – beginning of year	$ (31,282)	$ (27,177)	$ (17,727)
Issue of restricted shares	(32,757)	(18,416)	(19,802)
Amortization	17,915	14,311	10,352

Balance – end of year	$ (46,124)	$ (31,282)	$ (27,177)

Retained Earnings:
Balance – beginning of year	$2,434,511	$2,297,478	$3,197,441
Net income (loss)	411,979	405,571	(576,135)
Dividends on Class A ordinary shares	(263,176)	(257,054)	(237,628)
Dividends on Series A and B preference ordinary shares	(40,321)	(9,620)	–
Repurchase of shares	(1,150)	(1,864)	(86,200)

Balance – end of year	$2,541,843	$2,434,511	$2,297,478

Total shareholders’ equity	$6,936,915	$6,569,589	$5,437,184

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2003 AND 2001

(U.S. dollars in thousands)		2003	2002	2001

Cash Flows Provided by Operating Activities:
Net income (loss)		$ 411,979	$ 405,571	$ (576,135)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Net realized (gains) losses on sales of investments		(120,195)	214,160	93,237
Net realized and unrealized losses (gains) on derivative instruments		27,542	51,761	(11,768)
Amortization of discounts on fixed maturities		44,792	(15,715)	(38,589)
Amortization of intangible assets		4,637	6,187	58,569
Amortization of deferred compensation		17,915	14,311	10,352
Accretion of convertible debt		25,512	24,831	12,339
Accretion of deposit liabilities		105,070	65,884	57,246
Equity in net income of investment, financial and insurance affiliates		(128,123)	(48,687)	(75,280)
Unpaid losses and loss expenses		3,356,052	850,566	3,555,484
Unearned premiums		701,690	1,316,263	427,613
Premiums receivable		105,391	(1,337,876)	76,076
Unpaid losses and loss expenses recoverable		(881,342)	76,347	(1,959,927)
Future policy benefit reserves	.	757,427	1,103,327	623,298
Prepaid reinsurance premiums		(20,559)	(102,580)	(277,053)
Reinsurance balances receivable		(119,516)	68,869	(1,425,613)
Reinsurance balances payable		(398,411)	182,861	831,364
Deferred acquisition costs		(89,601)	(294,023)	(82,717)
Deferred tax asset		10,547	102,162	(267,054)
Other		(380,474)	352,226	406,160

Total adjustments		$ 3,018,354	$ 2,630,874	$ 2,013,737
Net cash provided by operating activities		$ 3,430,333	$ 3,036,445	$ 1,437,602
Cash Flows Used in Investing Activities:
Proceeds from sale of fixed maturities and short-term investments		27,235,169	44,554,304	28,396,278
Proceeds from redemption of fixed maturities and short-term investments		11,462,093	3,753,801	1,543,550
Proceeds from sale of equity securities		1,224,420	754,611	882,501
Purchases of fixed maturities and short-term investments		(44,732,460)	(50,859,921)	(31,975,544)
Purchases of equity securities		(909,414)	(531,437)	(739,872)
Investments in affiliates, net of dividends received		(56,004)	(717,523)	(185,106)
Acquisition of subsidiaries, net of cash acquired		(91,470)	(43,143)	(262,001)
Other investments		4,697	34,171	(108,993)
Fixed assets and other		(3,338)	(4,509)	(21,898)
Net proceeds from purchase and sale of leasehold property		45,307	–	–

Net cash used in investing activities		$ (5,821,000)	$ (3,059,646)	$ (2,471,085)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2003 AND 2001 (Continued)

(U.S. dollars in thousands)	2003	2002	2001

Cash Flows Provided by Financing Activities:
Issue of common shares	$ –	$ –	$ 787,678
Issue of preference shares	–	503,579	–
Proceeds from exercise of stock options	42,113	79,375	105,233
Repurchase of shares	(1,574)	(2,512)	(117,133)
Dividends paid on common shares	(263,176)	(257,054)	(237,628)
Dividends paid on preference shares	(40,321)	(9,620)	–
Proceeds from notes payable and debt	–	846,814	1,172,533
Repayment of notes payable and debt	–	(600,000)	(50,000)
Deposit liabilities	1,496,285	1,156,285	306,664
Minority interest	–	–	(24)

Net cash provided by financing activities	1,233,327	1,716,867	1,967,323

Effects of exchange rate changes on foreign currency cash	2,646	288	(448)

(Decrease) increase in cash and cash equivalents	(1,154,694)	1,693,954	933,392
Cash and cash equivalents – beginning of year	3,557,815	1,863,861	930,469

Cash and cash equivalents – end of year	$ 2,403,121	$3,557,815	$1,863,861

Net taxes (paid) received	$ (3,154)	$ 76,750	$ 10,025
Interest paid	$ (62,929)	$ (36,820)	$ (36,509)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Due to certain contractual arrangements between the Company and Les Mutuelles du Mans Assurances Group (“MMA”), MMA did not have any economic interest in the earnings of Le Mans Ré with effect from January 1, 2002 and accordingly, no minority interest was recorded from that date. In September 2003, the Company purchased the remaining 33% and Le Mans Ré was renamed “XL Re Europe”. XL Re Europe underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. See Note 6 (a) for additional information.

On July 25, 2001, the Company acquired certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American based large corporate business globally. Effective July 1, 2001, the Company’s results include Winterthur International. See Note 6 (b) for additional information. In 2003, the Winterthur International operations changed its name to “XL Global Risk”.

In 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation. NAC was organized in 1985 and wrote property and casualty insurance and reinsurance in the U.S., Canada and Europe.

2. Significant Accounting Policies

(a) Basis of Preparation and Consolidation

These consolidated financial statements include the accounts of the Company and all of its subsidiaries, including variable interest entities for which the Company has effective control. These consolidated financial statements have been prepared in accordance with U.S. GAAP (“GAAP”). The results include the consolidation of XL Re Europe, accounted for as a subsidiary effective January 1, 2002, described in Note 6(a). In addition, the results also include the acquired Winterthur International operations, effective July 1, 2001, under the purchase method of accounting, described in Note 6(b). All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2002 and 2001 have been reclassified to conform with the current year presentation.

Normally control of a subsidiary or variable interest entity reflects ownership of majority voting interests. However, control can be attained when less than a majority voting interest is held. Factors considered in determining whether control exists include whether the Company provides significant financial support or makes other operating decisions that significantly affect the entity’s results of operations or whether the Company holds a majority of the financial risks and rewards of the entity.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(a) Basis of Preparation and Consolidation (continued)

management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.

(b) Premiums and Acquisition Costs

Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guaranty installment premiums are recorded as premiums written when due.

Premiums are earned on a pro-rata basis over the period the coverage is provided. Financial guaranty insurance premiums are earned over the life of the exposure. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded, as applicable.

Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are earned on a pro-rata basis over the remaining risk period.

Life and annuity premiums from long duration contracts that transfer significant mortality or morbidity risks are recognized as revenue and earned when due from policyholders. Life and annuity premiums from long duration contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are accounted for as deposit liabilities.

Acquisition costs, which vary with and are related to the acquisition of policies, consist primarily of commissions paid to brokers and cedents, and certain underwriting costs, are deferred and amortized over the period the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

(c) Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recorded at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are expensed over the remaining risk period. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provisions are made for estimated unrecoverable reinsurance.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(d) Fee Income and Other

Fee income and other includes fees earned for insurance related services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

(e) Other Than Temporary Declines in Investments

The Company reviews the fair value of its investment portfolio to identify declines in fair value that are other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

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

(f) Derivative Instruments and Weather Derivative Contracts

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Non-exchange traded weather products are recorded at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments”. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period.

The Company conducts activities in three main types of instruments: credit derivatives, weather and energy derivatives and investment related derivatives.

Credit derivatives

Credit derivatives are recorded at fair value which is determined using models developed by the Company and is dependent upon a number of factors including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

Weather and Energy derivatives

Fair value for the Company’s natural gas contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather and electricity derivative markets, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair val-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(f) Derivative Instruments and Weather Derivative Contracts (continued)

ues are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

Investment Related derivatives

The Company uses investment derivatives to manage duration and currency exposure for its investment portfolio.

The Company uses investment derivatives, substantially interest rate swaps, to manage the interest rate exposure of the Company’s guaranteed investment contracts (“GICs”). All interest rate swaps are recorded at fair value which is determined using fixed income analytical models and is dependent upon interest rate conditions and relationships among interest rates and indices. Changes in the value of fair value hedges are recorded as adjustments to the hedged items to the extent that the hedge is effective. Changes in the value of cash flow hedges are recorded in other comprehensive income to the extent that the hedge is effective. The ineffective portion of both fair value and cash flow hedges are recorded in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments”.

The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities, as such, the agreements contain embedded derivatives. Based on the terms and conditions of the agreements, the Company designates the derivative as either a total return swap or a credit derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value.

(g) Total Investments

Investments Available For Sale

Investments that are considered available for sale are carried at fair value. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss)”. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

Short-term investments comprise investments with a remaining maturity equal to or greater than 90 days but less than one year. Equity securities include investments in open end mutual funds.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(g) Total Investments (continued)

Investment In Affiliates

Investments in which the Company has significant influence over the operations are classified as investments in affiliates for accounting purposes and are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Significant influence is deemed to exist where the Company has an investment of 3% or greater in closed end funds, limited partnerships or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. The determination of whether an entity is classified as an affiliate for GAAP accounting purposes may be different from the determination of whether such entity would constitute an affiliate for any other purposes, including regulatory purposes. The equity in net income of affiliates is shown separately between equity in net income of insurance and financial affiliates and equity in net income of investment affiliates. Any decline in value of an affiliate investment considered by management to be other than temporary is charged to income in the period that it is determined.

Other investments

The Company accounts for its other investments at estimated fair value based on financial information received, as it has no significant influence over these entities.The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income/(loss)”. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

(h) Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

(i) Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in “accumulated other comprehensive income (loss)”.

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

Intangible assets with an indefinite life and goodwill are no longer amortized with effect from January 1, 2002, in accordance with FAS 142. The Company continues to review the carrying value of goodwill related to all of its investments for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined. See Note 5 for further information.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(k) Losses and Loss Expenses

Unpaid losses and loss expenses includes reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company’s general and financial operations is established by management based on amounts reported from insureds or ceding companies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

The reserve for losses incurred but not reported is estimated by management based on loss development patterns determined by reference to the Company’s underwriting practices, the policy form, type of program and historical experience. The Company’s actuaries employ a variety of generally accepted methodologies to determine estimated ultimate loss reserves, including the “Bornhuetter-Ferguson incurred loss method” and frequency and severity approaches.

Certain workers’ compensation, long term disability liabilities and financial guarantee case reserve contracts are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company’s total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting there-from are reflected in income of the year in which the adjustments are made.

(l) Deposit Liabilities

Contracts entered into by the Company with cedants which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at an amount equal to the assets received. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the ‘best estimates’ of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as an adjustment to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Guaranteed investment contracts are initially recorded at an amount equal to the assets received. The Company may use derivative instruments in order to hedge and reduce the Company’s exposure to fluctuations in interest rates related to these contracts. Changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

(m) Future policy benefit reserves

The Company estimates the present value of future policy benefits related to long duration contracts using assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(m) Future policy benefit reserves (continued)

The assumptions used to determine future policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. As the experience on the contracts emerges, the assumptions are reviewed. If such review would produce reserves in excess of those currently held then the lock-in assumptions will be revised and a claim and policy benefit is recognized at that time.

Certain life insurance and annuity contracts provide the holder with a guarantee that the benefit received upon death will be no less than a minimum prescribed amount. To the extent the guaranteed minimum death benefit exceeds the current account value at the time of death, the Company incurs a cost that is recorded as claims and policy benefits for the period in which the death occurs.

(n) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The Company continues to evaluate income generated in future periods by its subsidiaries in jurisdictions in determining the recoverability of its deferred tax asset. If it is determined that future income generated by these subsidiaries is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance is established at that time.

(o) Stock Plans

The Company accounts for stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, except for stock options granted subsequent to January 1, 2003. Accordingly, compensation expense for stock awards and stock options issued before January 1, 2003, is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Stock options issued after January 1, 2003 are accounted for in accordance with FAS 123 “Accounting for stock based compensation” using the fair value based method. See Note 2(r).

(p) Per Share Data

Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.

(q) Fair Value of Financial Instruments

Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues or estimates of fair values determined by the Company. See Notes 2(e), 2(f), 2(g), 7 and 15 for further information.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncements

Effective January 1, 2003, the Company has adopted the fair value recognition provisions of FAS 123 “Accounting for Stock-Based Compensation”, using the prospective method allowed under FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of grant. Awards under the Company’s stock plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock based compensation included in the determination of net income would have been higher. FAS 148 amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the net effect on net income and earnings per ordinary share if the fair value method had been applied to all outstanding and unvested awards for the three years ended December 31, 2003:

(U.S. dollars in thousands, except per share amounts)	2003	2002	2001

Net income (loss) available to ordinary shareholders–as reported	$371,658	$395,951	$(576,135)
Add: Stock based employee compensation expense included in reported net income, net of related tax.	5,590	–	–
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(49,473)	(54,331)	(40,220)
Pro forma net income (loss) available to ordinary shareholders	$327,775	$341,620	$(616,355)
Earnings (loss) per ordinary share:
Basic – as reported	$ 2.71	$ 2.92	$ (4.55)
Basic – pro forma	$ 2.39	$ 2.52	$ (4.87)
Diluted – as reported	$ 2.69	$ 2.88	$ (4.55)
Diluted – pro forma	$ 2.37	$ 2.49	$ (4.87)

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making ability; (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties or (3) the equity investment at risk does not absorb the expected losses or residual returns of the entity. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. In December 2003, FASB issued a revision to FIN 46 (FIN 46-R) which clarified several provisions of FIN 46, superceded the related FASB Staff Positions (FSPs), and amended the effective date and transition of the pronouncement, except for certain types of entities. The Company is required to apply the provisions of FIN 46-R to those variable interest entities that are not considered to be special purpose entities no later than March 31, 2004. The Company must apply the provisions of FIN 46 or FIN 46-R to those entities that are consid-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncements (continued)

ered to be special-purpose entities as at December 31, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition and results of operations at at December 31, 2003 and is not expected to have a material effect at March 31, 2004. See Note 16 for further information.

In April 2003, the FASB cleared Derivative Implementation Guidance Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures that Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”(“Issue B36”). The accounting guidance states that modified coinsurance arrangements, in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, contain an embedded derivative feature that will require bifurcation. This guidance was adopted as of October 1, 2003. The application of the new guidance did not have a material effect on the Company’s financial condition and results of operations.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting for sales inducements to contract holders; and the classification and valuation of certain long-duration contract liabilities. The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, as such, the Company will adopt the SOP effective January 1, 2004. The Company is currently completing an assessment of the impact of the SOP on its operations; however, the Company does not believe that the implementation of the SOP will have a material effect on the Company’s financial condition or results of operations.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information

The Company is organized into three underwriting segments-insurance, reinsurance, and financial products and services-in addition to a corporate segment that includes the investment and financing operations of the Company. General, life and annuity, and financial operations are disclosed separately within each segment. General operations include property and casualty lines of business.

One way in which the Company evaluates performance of each segment is based on underwriting results (i.e., underwriting profit or loss) for general operations, net income from life and annuity operations and contribution from financial operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for general operations. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and annuity, and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life and annuity operations and contribution from financial operations, respectively.

Certain lines of business within general operations written by the Company have loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

Insurance Operations

General insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, integrated risk and primary property and liability coverages. Specialty lines products include the following lines of business: professional liability, environmental liability, political risk insurance, aviation and satellite, marine and offshore energy insurance, surety, specie, bloodstock and other insurance including program business.

Reinsurance Operations

Reinsurance general business written includes treaty and facultative reinsurance to primary insurers of casualty and property risks, principally: general liability; professional liability; accident and health; automobile and workers compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company’s reinsurance life business is primarily European term assurance, group life, critical illness cover, immediate annuities in payment and disability income business.

Financial Products and Services

Financial products and services businesses include insurance, reinsurance and derivative solutions for complex financial risks. These include financial guaranty insurance and reinsurance, credit enhancement swaps, other collateralized transactions, weather and energy risk management products and institutional life insurance products. While each of these is unique and is tailored for the specific needs of the insured or user, they are often multi-year contracts. Due to the nature of these types of contracts, premium volume as well as underwriting results can vary significantly from period to period. The financial products and services life business written includes funding agreements, municipal guaranteed reinvestment contracts and highly structured life co/reinsurance transactions.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income or loss:

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,640,330	$2,440,703	$ –	$6,081,033
Fee income and other	13,670	25,240	–	38,910
Net losses and loss expenses	2,379,499	2,197,357	–	4,576,856
Acquisition costs	542,149	555,431	–	1,097,580
Operating expenses (1)	412,540	151,332	–	563,872
Exchange gains	(7,858)	(26,390)	–	(34,248)

Underwriting profit (loss)	$ 327,670	$ (411,787)	$ –	$ (84,117)

Life and Annuity Operations:
Net premiums earned	–	$ 664,612	$ 83,883	$ 748,495
Fee income and other	–	599	246	845
Claims and policy benefits	–	750,663	68,231	818,894
Acquisition costs	–	33,090	17,450	50,540
Operating expenses (1)	–	9,019	7,866	16,885
Exchange gains	–	(4,371)	–	(4,371)
Net investment income	–	139,241	28,616	167,857
Interest expense	–	–	12,168	12,168

Net income from life and annuity operations	$ –	$ 16,051	$ 7,030	$ 23,081

Financial Operations:
Net premiums earned			$139,622	$ 139,622
Fee income and other			1,990	1,990
Net losses and loss expenses			33,750	33,750
Acquisition costs			19,066	19,066
Operating expenses (1)			50,147	50,147

Underwriting profit			$ 38,649	$ 38,649

Net investment income, financial guarantee			$ 23,273	$ 23,273
Net realized and unrealized gain on weather and energy derivatives			1,103	1,103
Operating expenses, weather and energy (1)			21,837	21,837
Equity in net income of financial affiliates			37,108	37,108
Minority interest			11,424	11,424
Net realized and unrealized loss on credit derivatives			(25,787)	(25,787)

Contribution from financial operations			$ 41,085	$ 41,085

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$ 588,428
Net realized and unrealized gains on investments and investment derivatives (3)				117,337
Equity in net income of investment affiliates				133,902
Equity in net loss of insurance affiliates				(42,887)
Interest expense (2)				187,239
Amortization of intangible assets				4,637
Corporate operating expenses				145,085
Minority interest				(2,160)
Income tax				30,049

Net income				$411,979

Ratios – General operations (4):
Loss and loss expense ratio	65.4%	90.0%		75.3%
Underwriting expense ratio	26.2%	29.0%		27.3%

Combined ratio	91.6%	119.0%		102.6%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	This includes net realized gains on investments of $120.2 million and net realized and unrealized losses on investment derivatives of $2.9 million.
(4)	Ratios are based on net premium earned from general operations excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2002:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$2,832,298	$2,066,775	$ –	$4,899,073
Fee income and other	36,717	11,201	–	47,918
Net losses and loss expenses	1,771,982	1,557,065	–	3,329,047
Acquisition costs	478,548	454,300	–	932,848
Operating expenses (1)	380,901	109,796	–	490,697
Exchange gains	(56,515)	(23,787)	–	(80,302)

Underwriting profit (loss)	$ 294,099	$ (19,398)	$ –	$ 274,701

Life and Annuity Operations:
Life premiums earned	$ –	$ 980,387	$42,605	$1,022,992
Fee income and other	–	2	–	2
Claims and policy benefits	–	1,027,981	41,475	1,069,456
Acquisition costs	–	12,839	–	12,839
Operating expenses (1)	–	5,844	404	6,248
Net investment income	–	91,451	–	91,451

Net income from life and annuity operations	$ –	$ 25,176	$ 726	$ 25,902

Financial Operations:
Net premiums earned			$67,745	$ 67,745
Fee income and other			7,043	7,043
Net losses and loss expenses			(1,732)	(1,732)
Acquisition costs			9,644	9,644
Operating expenses (1)			43,068	43,068
Exchange losses			8	8

Underwriting profit			$23,800	$ 23,800

Investment income, financial guarantee			$25,962	$ 25,962
Net realized and unrealized gain on weather and energy
derivatives			16,607	16,607
Operating expenses, weather and energy (1)			14,875	14,875
Equity in net income of financial affiliates			5,166	5,166
Minority interest			10,424	10,424
Net realized and unrealized loss on credit derivatives			(46,137)	(46,137)

Contribution from financial operations			$ 99	$ 99

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2002:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$617,122
Net realized and unrealized losses on investments and
investment derivatives (2)				(236,391)
Equity in net income of investment affiliates				64,662
Equity in net loss of insurance affiliates				(21,142)
Interest expense				168,086
Amortization of intangible assets				6,187
Corporate operating expenses				119,515
Minority interest				2,947
Income tax expense				22,647

Net income				$405,571

Ratios – General operations (3):
Loss and loss expense ratio	62.6%	75.3%		68.0%
Underwriting expense ratio	30.3%	27.3%		29.0%

Combined ratio	92.9%	102.6%		97.0%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	This includes net realized losses on investments of $214.2 million and net realized and unrealized losses on investment derivatives of $22.2 million.
(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2001:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,700,802	$1,029,618	$ —	$ 2,730,420
Fee income and other	18,358	(7,180)	—	11,178
Net losses and loss expenses	1,461,304	1,428,772	—	2,890,076
Acquisition costs	343,247	292,069	—	635,316
Operating expenses (1)	200,745	87,169	—	287,914
Exchange losses	8,122	4,062	—	12,184

Underwriting loss	$ (294,258)	$ (789,634)	$ —	$(1,083,892)

Life Operations:
Life premiums earned	$ —	$ 695,595	$ —	$ 695,595
Fee income and other	—	—	—	—
Claims and policy benefits	—	698,675	—	698,675

Net income from life and annuity operations	$ —	$ (3,080)	$ —	$ (3,080)

Financial operations:
Net premiums earned			$37,113	$37,113
Fee income and other			7,069	7,069
Net losses and loss expenses			15,155	15,155
Acquisition costs			3,730	3,730
Operating expenses (1)			30,636	30,636

Underwriting loss			$ (5,339)	$ (5,339)

Investment income, financial guarantee			$24,670	$ 24,670
Net realized and unrealized gains on weather and energy derivatives			16,556	16,556
Operating expenses, weather and energy (1)			9,916	9,916
Equity in net income of financial affiliates			6,663	6,663
Minority interest			3,333	3,333
Net realized and unrealized gains on credit derivatives			(19,426)	(19,426)

Contribution from financial operations			$ 9,875	$ 9,875

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2001:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$ 585,858
Net realized and unrealized losses on investments and investment derivatives (2)				(78,599)
Equity in net income of investment affiliates				80,580
Equity in net loss of insurance affiliates				(11,963)
Interest expense				113,272
Amortization of intangible assets				58,569
Corporate operating expenses (3)				94,207
Minority interest				(1,220)
Income tax benefit				(189,914)

Net loss				(576,135)

Ratios – General operations (4):
Loss and loss expense ratio	85.9%	138.8%		105.8%
Underwriting expense ratio	32.0%	36.8%		33.9%

Combined ratio	117.9%	175.6%		139.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	This includes net realized losses on investments of $93.2 million and net realized and unrealized gains on investment derivatives of $14.6 million.
(3)	Corporate operating expenses include charges of $14.0 million related to the acquisition of Winterthur International.
(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

Supplemental Segment and Geographic Information

The following table is an analysis of the Company’s gross premiums written, net premiums written and net premiums earned, by line of business for the years ended December 31, 2003, 2002 and 2001:

	Gross	Net	Net
Year Ended December 31, 2003:	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Casualty insurance	$2,914,549	$2,121,485	$1,955,787
Casualty reinsurance	1,325,789	1,203,106	971,156
Property catastrophe	355,182	283,273	245,856
Other property	1,837,651	1,254,521	1,266,922
Marine, energy, aviation and satellite	1,276,136	1,017,856	976,232
Accident and health	108,751	72,938	86,519
Other insurance (1)	459,675	298,911	338,611
Other reinsurance (1)	346,347	300,190	239,950

Total general operations	8,624,080	6,552,280	6,081,033
Life and Annuity Operations	768,089	739,869	748,495
Financial Operations	313,916	299,240	139,622

Total	$9,706,085	$7,591,389	$6,969,150

	Gross	Net	Net
Year Ended December 31, 2002:	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Casualty insurance	$2,281,312	$1,606,023	$1,359,161
Casualty reinsurance	1,201,907	1,072,578	792,645
Property catastrophe	336,679	274,633	248,233
Other property	1,776,189	1,265,332	1,133,064
Marine, energy, aviation and satellite	1,101,759	829,929	712,113
Accident and health	137,870	115,181	127,120
Other insurance (1)	577,619	384,418	321,298
Other reinsurance (1)	300,670	223,532	205,439

Total general operations	7,714,005	5,771,626	4,899,073
Life and Annuity Operations	1,072,248	1,023,604	1,022,992
Financial Operations	199,913	177,794	67,745

Total	$8,986,166	$6,973,024	$5,989,810

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

	Gross	Net	Net
Year Ended December 31, 2001:	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Casualty insurance	$1,311,538	$ 800,382	$ 779,869
Casualty reinsurance	608,071	444,059	394,825
Property catastrophe	304,506	11,359	85,843
Other property	1,079,764	601,896	606,878
Marine, energy, aviation and satellite	682,172	429,915	392,790
Accident and health	86,430	73,815	83,870
Other insurance (1)	439,534	332,390	272,237
Other reinsurance (1)	119,455	89,228	114,108

Total general operations	4,631,470	2,783,044	2,730,420
Life and Annuity Operations	695,595	695,595	695,595
Financial Operations	94,197	87,327	37,113

Total	$5,421,262	$3,565,966	$3,463,128

(1)	Other insurance and reinsurance premiums written and earned include political risk, surety, bonding, warranty and other lines.

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

General and financial operations:	2003	2002	2001

Bermuda	$1,418,408	$1,419,841	$ 609,705
United States	3,230,825	2,803,523	1,277,668
Europe and other	2,202,287	1,726,056	982,998

Total general and financial operations	$6,851,520	$5,949,420	$2,870,371
Life and annuity operations:
Bermuda	$83,883	$ 43,779	$ –
Europe and other	655,986	979,825	695,595

Total life and annuity operations	$ 739,869	$1,023,604	$ 695,595

Total	$7,591,389	$6,973,024	$3,565,966

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. The September 11 Event

Terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”) are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has exposure to this event with claims arising mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages.

During the fourth quarter of 2003, the Company reduced loss reserves by $197.25 million related to the reinsurance segment, primarily aviation lines, due to higher than expected levels of participation (97%) in the September 11 Victim Compensation Fund, a no-fault compensation scheme funded by the U.S government, which closed on December 22, 2003. This resulted in a reduction in the estimated ultimate losses by the Company for this event and after tax, this resulted in an increase in net income of approximately $130.0 million.

During the second quarter 2002, the Company increased loss reserves by $200.0 million following the receipt of updated loss information. Due principally to the complexity of the claims and inherent lag in reporting from insureds and cedents, management believed it was necessary to increase the estimate for ultimate losses.

During the third quarter 2001, the Company performed a detailed analysis of contracts it believed were exposed to this event. The process varied between segments, due to the specific nature of each of their operations, and by line of business. For the insurance lines of business, the Company was able to identify a limited number of relevant contracts soon after the event. The process included identification of possible claims using underwriting systems to determine potential exposures on a case-by-case basis. The exposures were then analyzed to determine the exact location and magnitude of the potential loss.

This process was complicated in the reinsurance operations where the Company is not a direct insurer. Potential losses on certain business lines were easily estimated, such as aviation and direct property catastrophe. Estimates related to the retrocessional book of business were more difficult to ascertain due to the inherent nature of determining the effect from losses arising on the underlying contracts. A net loss of $795.9 million related to the September 11 event was recorded in the year ended December 31, 2001.

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

The following is an analysis of the impact on the Company’s segments and total results of operations from the September 11 event for the year ended December 31, 2001:

Year Ended December 31, 2001: (U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premium written	$ –	$147,900	$147,900
Reinsurance ceded	25,300	340,400	365,700
Net premiums earned	(25,300)	(120,400)	(145,700)
Net losses and loss expenses	317,850	442,150	760,000

Underwriting loss	$(343,150)	$(562,550)	$(905,700)

Equity in net loss of affiliates			(27,000)
Income tax benefit			136,760

Net loss			$(795,940)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. The September 11 Event (continued)

Premiums written, ceded and earned related to reinstatement and adjustment premiums that are typically received and paid when a catastrophic event occurs. The premium is paid to reinstate coverage for the remaining life of the contract.

At December 31, 2003, net losses and loss expenses comprise gross claims of $1.9 billion with estimated reinsurance recoveries of $1.2 billion, both excluding Winterthur International. Winterthur International incurred gross losses of $272.0 million related to the September 11 event, which the Company expects to recover from third-party reinsurers or under the net loss reserve seasoning mechanism in the Sale and Purchase Agreement (defined in Note 6 (b)), or a combination of the two. These losses related to business written by Winterthur International prior to July 1, 2001.

The Company has paid approximately 50% of its estimated ultimate net losses related to the September 11 event as at December 31, 2003.

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

The Company assessed the carrying value of goodwill as of June 30, 2002 and 2003 as part of its annual process in accordance with FAS 142 and at both those times determined that goodwill assets were unimpaired. The Company continues to review the carrying value of goodwill related to all of its investments. As further information becomes available, the Company will adjust the carrying value of goodwill as appropriate.

The following is the pro forma effect on net income available to ordinary shareholders and earnings per ordinary share for the years ended December 31, 2001 had FAS 142 been effective January 1, 2001 as compared to the reported net income and earnings per ordinary share for the years ended December 31, 2001:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2003	2002	2001

Net income (loss):
Net income (loss) available to ordinary shareholders	$371,658	$395,951	$(576,135)
Goodwill amortization	–	–	57,426

Adjusted net income (loss) available to ordinary shareholders	$371,658	$395,951	$(518,709)

Basic earnings per ordinary share:
Basic earnings (loss) per ordinary share	$2.71	$2.92	$(4.55)
Goodwill amortization	–	–	0.45

Adjusted basic earnings (loss) per ordinary share	$2.71	$2.92	$(4.10)

Diluted earnings per ordinary share:
Diluted earnings (loss) per ordinary share	$2.69	$2.88	$(4.55)
Goodwill amortization	–	–	0.45

Adjusted diluted earnings (loss) per ordinary share	$2.69	$2.88	$(4.10)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (continued)

The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2003, 2002 and 2001:

		Intangible	Intangible
		assets with an	assets with a
(U.S. dollars in thousands)	Goodwill	indefinite life	definite life	Total

Balance at December 31, 2000	$1,584,548	$ 1,215	$ 5,345	$1,591,108
Additions	40,476	26,428	17,500	84,404
Amortization	(56,388)	(537)	(1,644)	(58,569)

Balance at December 31, 2001	$1,568,636	$27,106	$21,201	$1,616,943
Additions	25,649	8,671	8,624	42,944
Amortization	–	–	(6,187)	(6,187)

Balance at December 31, 2002	$1,594,285	$35,777	$23,638	$1,653,700
Additions	180,499	–	15,945	196,444
Amortization	–	–	(4,637)	(4,637)

Balance at December 31, 2003	$1,774,784	$35,777	$34,946	$1,845,507

The increase in goodwill in 2003 related primarily to the settlement of the purchase price for Winterthur International (see note 6(b)). As at December 31, 2003 goodwill and intangible assets related to the insurance segment was $455.5 million, the reinsurance segment was $1.4 billion and the financial products and services segment was $4.6 million.

6. Business Combinations

(a) Le Mans Ré

Effective January 1, 2002, the Company consolidated its investment in Le Mans Ré after increasing its ownership from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. On September 3, 2003, the Company exercised its option to buy the remaining 33% ownership from Les Mutuelles du Mans Assurances Group (“MMA”) for approximately $161 million in cash and changed the name of Le Mans Ré to XL Re Europe. Due to certain contractual arrangements between the Company and MMA, MMA did not have any economic interest in the earnings of XL Re Europe with effect from January 1, 2002 and accordingly, no minority interest has been recorded since that date.

The cost of the acquisition for the increase in ownership from 49% to 67% in 2002 was approximately $188.5 million. Goodwill arising from the acquisition was approximately $52.6 million. The Company recognized goodwill in excess of the fair value of XL Re Europe’s net assets to increase its European franchise for its reinsurance operations. Cash paid, net of cash acquired, was $45.5 million during the year ended December 31, 2002.

Pro forma financial information and condensed balance sheet information are not presented for the acquisition of XL Re Europe because the results of XL Re Europe’s operations are not significant to the consolidated balance sheet or consolidated results of operations of the Company.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Business Combinations (continued)

(b) Winterthur International

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) primarily to extend its predominantly North American based large corporate insurance business globally. The Company provisionally paid to the Seller $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price was subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001 (the “Completion Financials”). In December 2003, the Company reached an agreement with the Seller as to the final purchase price, which was $330.2 million. As a result, $75.4 million in cash was returned to the Company.

In connection with the acquisition, under the Sale and Purchase Agreement (“SPA”), the Company has post-closing protection with respect to adverse development of loss and unearned premium reserves related to Winterthur International. This protection is based upon actual net loss experience and development over a three-year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. At December 31, 2003, included in unpaid losses and loss expenses recoverable, is an unsecured reinsurance recoverable from the seller of $740.9 million based on provisions of the SPA. The amount of this recoverable remains subject to change pending expiration of the three-year seasoning period due to close on June 30, 2004.

The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason. Certain Winterthur International businesses and product lines were not acquired, primarily asbestos liabilities, certain insurance liabilities in respect of 1985 and prior years, certain captive management, alternative risk and life insurance business.

The acquisition was accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Winterthur International were recorded at their estimated fair value on June 30, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management’s estimates and independent valuations. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives. With the settlement of the final purchase price in December 2003, the Company has finalized its allocation of the purchase price to the fair value of the acquired tangible net assets based on additional information now available. This information primarily related to loss reserves, adjustment and reinstatement premiums, reinsurance balances payable and receivable and other assets and liabilities. Once the final excess purchase price was known, the Company amended the amount attributed to goodwill by $171.0 million. This settlement of the purchase price and related adjustments represents the completion of the Company’s allocations to the fair value of net assets. Any subsequent adjustments to the carrying value will be reflected in income in the year in which the adjustments are made.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Business Combinations (continued)

(b) Winterthur International (continued)

The revised fair value of significant assets and liabilities acquired by the Company includes $89.4 million of cash, $2.2 billion of invested assets, $1.3 billion of premiums receivable, $1.5 billion of unpaid losses and loss expenses recoverable, $2.8 billion of unpaid losses and loss expenses, $885 million of unearned premiums and $506 million of reinsurance balances payable. The contractual post-closing protection is considered in these fair value estimates.

Allocation of the purchase price is as follows:

(U.S. dollars in thousands)
Fair value of assets acquired	$5,011,162
Fair value of liabilities acquired	4,873,327

Fair value of tangible net assets acquired	$ 137,835
Fair value of intangible assets acquired	29,800
Goodwill related to the acquisition	185,023

$ 352,658

Revised purchase price	$ 330,158
Other costs of acquisition	22,500

$ 352,658

The Company recognized goodwill in excess of the fair value of the net assets of Winterthur International operations to increase its global platform for its insurance operations.

The Company estimated the total value of intangible assets acquired at $29.8 million, including $14.7 million for insurance licenses and sales force, which have an indefinite life and are not therefore subject to amortization. The remaining $15.1 million relates to the value of business in force, which is estimated to have a finite life of up to five years and is being amortized over that period.

(c) Lyndon Life Insurance Company

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

(d) The London Assurance Company of America, Inc.

In the first quarter of 2001, the Company acquired The London Assurance Company of America, Inc., a shell company licensed in forty-five U.S. states, for the purpose of obtaining licenses for the financial guaranty operations of the Company. The cost of the acquisition less cash acquired was $16.5 million. Intangible assets related to the licenses was $11.2 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments

Net investment income is derived from the following sources:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Fixed maturities, short-term investments and cash equivalents	$800,996	$741,277	$623,399
Equity securities	15,275	17,102	9,646

Total gross investment income	816,271	758,379	633,045
Investment expenses	36,713	23,844	22,517

Net investment income	$779,558	$734,535	$610,528

The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Net realized gains (losses):
Fixed maturities and short-term investments:
Gross realized gains	$451,967	$448,923	$ 343,564
Gross realized losses	(344,831)	(526,276)	(373,651)

Net realized gains (losses)	107,136	(77,353)	(30,087)
Equity securities:
Gross realized gains	183,705	52,729	126,853
Gross realized losses	(162,556)	(160,126)	(140,864)

Net realized gains (losses)	21,149	(107,397)	(14,011)
Write down of other investments (see Note 9)	(8,090)	(29,413)	(49,139)
Net realized gain on sale of investment in affiliate	–	3	–

Net realized gains (losses) on investments	120,195	(214,160)	(93,237)
Net realized and unrealized (losses) gains on investment derivative instruments	(2,858)	(22,231)	14,638
Change in unrealized appreciation (depreciation):
Fixed maturities and short-term investments	162,006	478,560	(17,288)
Equity securities	196,705	(59,082)	(69,305)
Deferred gains (losses) on forward contracts	7,907	(3,074)	10,281
Investment portfolio of insurance affiliates	(3,418)	(6,623)	1,268
Change in deferred income tax liability	20,111	(19,074)	4,040

Net change in unrealized appreciation (depreciation) on investments	383,311	390,707	(71,004)

Total net realized gains (losses) and change in
unrealized appreciation (depreciation) on investments	$500,648	$154,316	$(149,603)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

Net realized gains and losses in 2003 and 2002 included a loss of $130.7 million and $251.5 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

The total amount of an other than temporary decline in value in 2003 related to $68.4 million on fixed income securities, $54.2 million on equity securities and $8.1 million on other investments. Of the decline in value of fixed income and equity securities considered to be other than temporary in 2003, approximately 12% related to investments in the communications sector.

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

The general economy in the United States and the investment markets improved in 2003 relative to 2002. For example, Moody’s Investor Service (“Moody’s”) reported that 77 issuers defaulted in 2003 as compared with 141 issuers in 2002. The Company experienced a reduction in the amount of write downs for securities with declines in value deemed to be other than temporary that was proportional with these figures. The write downs for 2003 occurred mainly in the first half of the year which was consistent with Moody’s monthly default statistics. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was 0.6% in 2003 as compared with 1.4% in 2002 and 1% in 2001.

The cost (amortized cost for fixed maturities and short-term investments), market value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

	Cost or	Gross	Gross
December 31, 2003	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$ 3,504,403	$ 24,827	$ (35,387)	$ 3,493,843
Corporate	10,020,934	377,167	(61,189)	10,336,912
Mortgage-backed securities	2,449,328	45,218	(13,325)	2,481,221
U.S. States and political subdivisions of the States	37,312	1,455	(45)	38,722
Non-U.S. Sovereign Government	2,978,693	173,782	(8,817)	3,143,658

Total fixed maturities	$18,990,670	$622,449	$(118,763)	$19,494,356

Short-term investments:
U.S. Government and Government agency	$ 343,611	$287	$ (111)	$ 343,787
Corporate	273,572	100	(84)	273,588
Non-U.S. Sovereign Government	79,615	1,558	(1,098)	80,075

Total short-term investments	$ 696,798	$ 1,945	$ (1,293)	$ 697,450

Total equity securities	$ 473,112	$116,568	$ (6,230)	$ 583,450

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

	Cost or	Gross	Gross
December 31, 2002	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities:
U.S. Government and Government agency	$ 2,065,806	$ 63,081	$ (2,314)	$ 2,126,573
Corporate	6,268,599	295,578	(120,067)	6,444,110
Mortgage-backed securities	3,845,050	63,040	(10,885)	3,897,205
U.S. States and political subdivisions of the States	10,368	897	–	11,265
Non-U.S. Sovereign Government	1,928,704	80,391	(5,601)	2,003,494

Total fixed maturities	$14,118,527	$502,987	$(138,867)	$14,482,647

Short-term investments:
U.S. Government and Government agency	$705,122	$ 286	$ (111)	$ 705,297
Corporate	205,218	2,130	(1,868)	205,480
Non-U.S. Sovereign Government	90,839	1,558	(1,098)	91,299

Total short-term investments	$ 1,001,179	$ 3,974	$ (3,077)	$ 1,002,076

Total equity securities	$ 661,377	$ 503	$ (86,870)	$ 575,010

At December 31, 2003, there was $120.0 million of gross unrealized losses on fixed income and short-term investments, and $ 6.2 million of gross unrealized losses on equity securities. At December 31, 2002, there was $141.9 million of gross unrealized losses on fixed income and short-term investments and $86.9 million of gross unrealized losses on equity securities. These losses include certain securities below investment grade. At December 31, 2003, approximately 5.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade. Approximately 7.7% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2003 related to securities that were below investment grade and 1.1% of securities were in an unrealized loss position that were not rated.

The information shown below about the unrealized losses on the Company’s investments at December 31, 2003 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

The following is an analysis of how long each of those securities at December 31, 2003 had been in a continual unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months

		Gross		Gross
December 31, 2003		Unrealized		Unrealized
(U.S. dollars in thousands)	Market Value	Losses	Market Value	Losses

Fixed maturities
U.S. Government and Government agency	$1,713,134	$ 37,998	$ 36	$ 4
Corporate	2,841,269	55,672	79,542	3,774
Mortgage-backed securities	792,787	12,666	15,341	210
U.S. States and political subdivisions of the States	12,392	173	–	–
Non-U.S. Sovereign Government	767,264	7,359	14,179	907

Total fixed maturities	$6,126,846	$113,868	$109,098	$4,895

Short-term investments:
U.S. Government and Government agency	$35,091	$ 34	$ –	$ –
Corporate	86,265	1,010	–	–
Non-U.S. Sovereign Government	6,538	249	–	–

Total short-term investments	$ 127,894	$ 1,293	$ –	$ –

Total equity securities	$ 72,517	$ 5,741	$ 8,803	$ 489

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003		December 31, 2002

	Amortized	Market	Amortized	Market
(U.S. dollars in thousands)	Cost	Value	Cost	Value

Due after 1 through 5 years	$ 6,339,218	$ 6,521,381	$ 2,811,975	$ 2,877,333
Due after 5 through 10 years	4,607,849	4,759,896	2,922,345	2,993,156
Due after 10 years	5,594,275	5,731,858	4,539,157	4,714,953
Mortgage-backed securities	2,449,328	2,481,221	3,845,050	3,897,205

	$18,990,670	$19,494,356	$14,118,527	$14,482,647

At December 31, 2003 and 2002, approximately $322.4 million and $242.1 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

The Company has two facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $291.7 million at December 31, 2003 and $243.9 million at December 31, 2002. At December 31, 2003 and 2002, approximately $234.4 million and $160.0 million, respectively, of letters of credit were issued and outstanding under these facilities.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Affiliates

The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

	December 31, 2003		December 31, 2002		December 31, 2001

		Equity in		Equityin		Equityin
		Net Income		Net Income		Net Income
	Carrying	(Loss) for	Carrying	(Loss) for	Carrying	(Loss) for
(U.S. dollars in thousands)	Value	the Year	Value	the Year	Value	the Year

Investment fundsandrelated
investment management
companies	$1,713,460	$133,902	$1,556,016	$64,662	$ 874,075	$ 80,580
Financial affiliates	144,652	37,108	110,835	5,165	40,089	6,663
Insurance affiliates	45,229	(42,887)	83,154	(21,141)	199,180	(11,963)

	$1,903,341	$128,123	$1,750,005	$48,686	$1,113,344	$ 75,280

The Company has invested in certain closed end funds, certain limited partnerships and similar investment vehicles, including funds managed by certain of these investment managers (the “alternative investment portfolio”). The Company has made minority investments ranging from 20% to 33% in several investment managers for which the Company paid a total of $142.0 million. The significant investments include Highfields Capital Management LP, a global equity investment firm, Pareto Partners L.P., a currency overlay and fixed income manager, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, FrontPoint Partners LLC, an integrated alternative asset firm and Stanfield Capital Partners, a credit based asset management firm. At December 31, 2003, the alternative investment portfolio was $1.4 billion.

The Company’s significant financial affiliate investments at December 31, 2003 included Primus Guaranty, Ltd. and FSA International with ownership in those entities of 43.0% and 20.0% respectively.

The Company’s insurance affiliate investments at December 31, 2003 included Sovereign Risk Insurance, American Strategic Holdings, Sunshine State, and Special Risks Insurance and Reinsurance with ownership in those entities at 49%, 35%,21%, and 18%, respectively.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The difference represents goodwill on acquisition. Adoption of FAS 142 with effect from January 1, 2002 has resulted in the Company ceasing to amortize goodwill and certain intangible assets.

See Note 18(c) for further information.

The equity in net loss of insurance affiliates in 2003 included an other than temporary decline of $40.9 million in the first quarter of 2003 in the value of the Company’s investment in Annuity & Life Re (Holdings), Ltd. (“ANR”). The investment was written down to its fair market value. In the fourth quarter of 2002, the Company wrote down $13.3 million of its investment in ANR due to a significant decline in the book value of ANR.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Investments

Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in collateralized debt/equity instruments. Income from other investments was $0.7 million and $0.04 million for the year ended December 31, 2003 and 2002, respectively.

See Note 18(b) for further information.

The Company regularly reviews the performance of these other investments.

The Company recorded losses of $8.1 million and $29.4 million in the years ended December 31, 2003 and 2002, respectively, due to other than temporary declines in values of these investments.

10. Losses and Loss Expenses

Unpaid losses and loss expenses for the Company’s general and financial operations are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Reserve for reported losses and loss expenses	$ 8,394,342	$ 7,684,716	$ 7,305,629
Reserve for losses incurred but not reported	8,164,446	5,518,020	4,501,116

Unpaid losses and loss expenses	$16,558,788	$13,202,736	$11,806,745

Net losses and loss expenses incurred for general and financial operations are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Loss and loss expenses payments	$ 3,856,635	$ 4,065,857	$ 2,651,566
Change in unpaid losses and loss expenses	2,647,140	659,621	3,249,382
Reinsurance recoveries	(1,893,169)	(1,398,163)	(2,995,717)

Net losses and loss expenses incurred	$ 4,610,606	$ 3,327,315	$ 2,905,231

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Unpaid losses and loss expenses at beginning of year	$13,202,736	$11,806,745	$5,667,833
Unpaid losses and loss expenses recoverable	(4,807,317)	(4,633,693)	(1,339,767)

Net unpaid losses and loss expenses at beginning of year	8,395,419	7,173,052	4,328,066
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,673,321	2,927,297	2,729,427
Prior years	937,285	400,018	175,804

Total net incurred losses and loss expenses	4,610,606	3,327,315	2,905,231
Exchange rate effects	394,121	552,173	60,618
Net loss reserves acquired	199,164	189,710	1,696,562
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	291,104	836,102	633,141
Prior years	2,525,828	2,010,729	1,184,284

Total net paid losses	2,816,932	2,846,831	1,817,425
Net unpaid losses and loss expenses at end of year	10,782,378	8,395,419	7,173,052
Unpaid losses and loss expenses recoverable	5,776,410	4,807,317	4,633,693

Unpaid losses and loss expenses at end of year	$16,558,788	$13,202,736	$11,806,745

Prior year net losses incurred

The following table presents the net adverse (favorable) development of reserves analyzed by each of the Company’s operating segments:

(U.S. dollars in millions)	2003	2002	2001

Insurance Segment	$ 153	$ 28	$ (78)
Reinsurance Segment	799	385	253
Financial Products and Services Segment	(15)	(13)	–

Total	$ 937	$ 400	$ (175)

The significant developments in prior loss reserve year estimates for each the years indicated within each of the Company’s operating segments is discussed below.

Insurance Segment

During 2003, the Company’s net adverse prior year development of $153 million was due primarily to increases in previously reported case reserves for excess professional liability lines of $143 million for the underwriting years 1997 through 2001. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Specifically, the increase related to reported case reserves for directors and officers and errors and omissions coverages. During 2003, there was an increase in the amount of litigation related to certain losses. In addi-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

tion, there was adverse development of $37 million related to environmental business primarily for professional liability coverage underwritten in 2000 and 2001 that was offset by favorable development of $27 million primarily in aviation, property, marine and energy coverages.

The Company did not change its methodology or key assumptions used in 2003, 2002 or 2001 to determine ultimate loss reserves for any line of insurance business written.

During 2002, the Company’s net adverse prior year development of $28 million was comprised of an increase in loss reserves of $73 million relating to the September 11 event that was partially offset by a net decrease in the other reserves of $45 million.

In 2002, the increase in the estimate of the ultimate losses relating to the September 11 event of $73 million related primarily to the accident and health business written in the Company’s Lloyd’s operations. The Company had originally recorded ultimate losses for the September 11 event in the insurance segment of $318 million in 2001 based on management’s best estimate at that time. This best estimate was based on an analysis which had been performed to attempt to identify all possible claims and to analyze the magnitude of the potential loss. The increase in the loss reserves occurred in the second quarter of 2002 after the Company received additional information from policyholders with regard to claims relating to their insured employee casualties, including estimates of benefits payable under U.S. workers’ compensation statutes.

During 2002, the Company decreased the estimate of other reserves at the beginning of 2002 by a net amount of $45 million, consisting of a decrease in reserves relating to the excess casualty insurance business of $114 million partially offset by increases in prior year reserves for satellite lines of $30 million and other casualty insurance lines of $39 million. Estimated ultimate loss reserves were reduced for excess casualty insurance based upon lower than expected actual reported loss experience for business written in years 1997 and prior. A lack of available industry data resulted in more actuarial judgment being involved in establishing IBNR loss reserves for this line of business in the earlier years. Estimated loss reserves are then regularly updated to take into account actual claims reported. The adverse development experienced in the satellite lines was due to several satellite malfunctions that caused an increase in actual reported loss activity that was greater than expected. The adverse development for the other casualty lines was for business written in 1999 through 2001. In these years, premium rates for casualty business had declined due to competitive market pressures and in 2002, there was an increase in the size of claims reported that was higher than expected.

During 2001, the net favorable prior year loss development of $78 million related principally to the Company’s excess casualty insurance business. 2001 favorable development related to business written in 1994 through 1997. Similar to 2002, favorable development was due primarily to judgment required in establishing reserves for this line of business due to the lack of industry data available as described above.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

Reinsurance Segment

The following is an analysis of the net adverse prior year development during each of the three years ended December 31, 2003:

Net (U.S. dollars in millions)	2003	2002	2001

September 11 event reserves	$ (197)	$ 127	$ –
Other reinsurance reserves	996	258	253

Total net adverse prior year development	$ 799	$ 385	$ 253

In the fourth quarter 2003, the Company reduced aviation loss reserves related to the September 11 event by $197.0 million. This reduction was due to higher than expected levels of participation (97%) in the State Victim Compensation Fund, a no-fault compensation scheme funded by the U.S. government which closed on December 22, 2003. This resulted in a reduction in the estimated ultimate losses by the Company for this event.

During 2003, the Company increased its estimated reserves related to its reinsurance segment (excluding the September 11 event) by $996 million of which approximately $877 million related primarily to the Company’s North American reinsurance operations for casualty business underwritten during the 1997 through 2001 underwriting years. Of the $877 million, $184 million was recorded in the third quarter of 2003 and $663 million in the fourth quarter of 2003 as described below.

The main lines of business affected by this adverse development included general liability, medical malpractice, professional and surety lines. As previously noted, the Company’s expected loss development is actuarially determined based on historical claims analysis and projected trends. Actual reported losses may vary from expected loss development from quarter to quarter. Generally, as an underwriting year matures, the level of newly reported claims decreases and typically, unless the Company receives additional reported claims that are significantly higher or lower than expected, estimated ultimate loss reserves are not adjusted prior to a full actuarial review. In the third quarter of 2003, the Company received a significant increase in reported claims that were in excess of the Company’s expected claims development. In addition, the Company completed an actuarial review for the longer tail lines of this book of business, using data evaluated at March 31, 2003. As a result, the Company recorded an increase in loss reserves of $184.0 million in the third quarter of 2003. This adverse development has been due to several factors - competitive market pressures on pricing during these underwriting years caused premium rates for excess casualty business to decline industry wide and there has been an increase in the number and size of claims reported in recent years as a result of increases in court filings, corporate scandals, rising tort costs and settlement awards.

As a result of this increase in prior period loss reserves in the third quarter of 2003, the Company completed an extensive claims audit review at the relevant ceding companies in order to obtain information to more accurately determine an estimate of the ultimate loss reserves for this book of business. The claims audit review included both internal and external resources, a comprehensive claims audit of the largest and most significant ceding companies, and a review of loss ratios and reserve analysis procedures. Additional case reserves and potential additional loss exposure were identified during the review and upon completion of the claims review, the Company recorded a further increase to net loss reserves of $663.0 million in the fourth quarter of 2003 primarily related to the Company’s North American casualty reinsurance business written in the 1997 through 2001 underwriting years. This comprised additional case reserves of $124.0 million and an increase in IBNR reserves of $539.0 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

As a result of the new information obtained in the claims audit review, the Company changed its actuarial methodology and key assumptions for determining ultimate loss reserves. The Company separately reviewed the historical loss development of its major cedents using several actuarial methodologies; where the analysis of a cedent’s experience concluded that the experience was worse than the Company’s historical loss development experience, the Company projected that cedent’s ultimate loss based on the cedent’s own experience. In addition, the Company assumed that the more recent experience was more indicative of future loss development by selecting development patterns that were based on the most recent experience rather than on the Company’s or cedent’s longer term historical experience.

Prior year reserves also developed adversely on certain other casualty business written in the 1998 through 2001 underwriting years outside of North America. These exposures were affected by trends similar to those as described above for the North American casualty reinsurance operations. The casualty exposures underwritten in these entities were much less than those of the North American operations so the impact on the prior year reserves was relatively smaller.

In the second quarter 2002, the Company increased its estimated loss reserves for the September 11 event by $127 million due primarily to higher than originally estimated business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund. The increase followed an analysis of additional new information received from the Company’s ceding companies with regard to their increased estimates of claims relating to their exposures to the September 11 event. During 2001, the Company had recorded incurred losses for the September 11 event for its reinsurance operations of $442 million. Due to the size and complexity of the loss and the time lag in ceding companies reporting the information to the Company, establishing reserves for this loss within a short time period was difficult.

The increase in estimate for all other reinsurance reserves in 2002 and 2001 of $258 million and $253 million, respectively, also related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses in years prior to 1985. The increase in 2002 was partially offset by decreases in estimates for losses related to business written in 1985 through 1996 in these same lines of business. The increases in 2002 and 2001 were also due to increases in reported claims that were in excess of the Company’s expected loss development for this business from higher court settlement awards. The Company did not change its methodology or key assumptions for determining ultimate loss reserves in 2002 or 2001.

The Company has experienced significant adverse development in the casualty reinsurance business for the last several years and there can be no assurance that conditions and trends that have affected the development of liabilities in the past will not continue.

Financial Products and Services Segment

The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. In 2002, the Company refined its assumptions to take into account its actual historical loss experience and revised its estimated claim reporting pattern for the IBNR losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine the prior year development amount. Using this new methodology actual reported loss development was less than expected in 2003, resulting in a release of prior period reserves of $15 million. In 2002, reported losses for this business were also less than expected and with the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years of $13 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

Other loss information

The Company’s net incurred losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2003 and 2002, the reserve for potential non-recoveries from reinsurers was $108.0 million and $47.3 million, respectively.

Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and from January 1, 2003, discounts such losses using an interest rate of 5% (7% was used in 2002). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The Company decreased the interest rate in 2003 in line with current investment yields on this portfolio. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The amount of the discount credit included in net losses and loss expenses incurred was $22.6 million in 2002. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2003 and 2002 were $538.8 million and $374.5 million, respectively. The related discounted unpaid losses and loss expenses were $263.8 million and $151.7 million as of December 31, 2003 and 2002, respectively.

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

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Net unpaid losses and loss expenses at beginning of year	$ 66,130	$ 33,152	$ 34,747
Net incurred losses and loss expenses	(1,000)	35,870	2,016
Less net paid losses and loss expenses	4,605	2,892	3,611

Net decrease in unpaid losses and loss expenses	(5,605)	(32,978)	(1,595)
Net unpaid losses and loss expenses at end of year	60,124	66,130	33,152
Unpaid losses and loss expenses at end of year	86,576	92,167	60,166

Gross unpaid losses and loss expenses at end of year	$147,100	$158,297	$ 93,318

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

Incurred but not reported losses, net of reinsurance, included in the above table was $27.0 million in 2003, $33.1 million in 2002 and $8.0 million in 2001. Unpaid losses recoverable are net of potential uncollectible amounts.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

As of December 31, 2003, the Company had approximately 594 open claim files for potential asbestos exposures and 490 open claim files for potential environmental exposures on business written prior to 1986. Approximately 43% in 2003 and 44% of the open claim files for both 2002 and 2001 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos	Environmental
	Claims	Claims

Total number of claims outstanding at December 31, 2000	374	613
New claims reported in 2001	122	33
Claims resolved in 2001	43	103

Total number of claims outstanding at December 31, 2001	453	543
New claims reported in 2002	117	42
Claims resolved in 2002	33	70

Total number of claims outstanding at December 31, 2002	537	515
New claims reported in 2003	205	49
Claims resolved in 2003	148	74

Total number of claims outstanding at December 31, 2003	594	490

The Company’s exposure to asbestos and environmental claims arises from policies written, both on a proportional and excess basis, after 1972. The Company discontinued writing policies with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s recently reported asbestos claims related to both traditional products and premises and operations coverage.

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2003, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

	Premiums Written			Premiums Earned
	Year Ended December 31			Year Ended December 31

(U.S. dollars in thousands)	2003	2002	2001	2003	2002	2001

Direct	$ 5,028,400	$ 4,366,950	$ 2,842,268	$ 4,997,970	$ 3,964,592	$ 2,727,949
Assumed	3,595,680	3,347,055	1,789,202	3,225,416	2,901,516	1,736,258
Ceded	(2,071,800)	(1,942,379)	(1,848,426)	(2,142,353)	(1,967,035)	(1,733,787)

Net	$ 6,552,280	$ 5,771,626	$ 2,783,044	$ 6,081,033	$ 4,899,073	$ 2,730,420

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.9 billion, $1.4 billion and $3.0 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2003, collateralizing reinsurance recoverables with respect to certain reinsurers.

The following table presents an analysis of total unpaid losses and loss expenses recoverable between general, life and annuity, and financial operations for the year ended December 31, 2003:

(U.S. dollars in thousands)	2003	2002

General operations	$ 5,772,881	$4,804,678
Life and annuity operations	3,587	205,338
Financial operations	3,529	2,639

Total unpaid losses and loss expenses recoverable	$5,779,997	$5,012,655

Included in unpaid loss and loss expenses recoverable at December 31, 2003 from general operations is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (currently rated A by Standard and Poor’s) of $740.9 million related to the acquisition of Winterthur International. Also, of the total unpaid loss and loss expense recoverable and reinsurance balances receivable at December 31, 2003 of $7.1 billion, approximately $2.2 billion related to Winterthur International and these recoverable balances are also guaranteed by Winterthur Swiss Insurance Company. See Note 6(b).

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Deposit Liabilities

The Company has entered into certain contracts with cedants that transfer insufficient risk to be accounted for as insurance or reinsurance transactions. These contracts have been recorded as deposit liabilities and are matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity. Guaranteed investment contracts are initially recorded at an amount equal to the assets received. The Company also has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is based on the contractual payment schedule.

Total deposit liabilities are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2003	2002

Reinsurance and insurance deposit liabilities	$1,746,619	$1,678,649
Guaranteed investment contract deposit liabilities	2,303,715	694,398

Total deposit liabilities	$4,050,334	$2,373,047

Interest expense of $105.1 million, $65.9 million and $57.2 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Future Policy Benefit Reserves

During 2003 and 2002, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 5.2% and 5.1% at December 31, 2003 and 2002, respectively. Total future policy benefit reserves for the year ended December 31, 2003 and 2002 were $3.2 billion and $2.5 billion, respectively. Substantially all of these reserves relate to closed blocks of annuities.

14. Notes Payable and Debt and Financing Arrangements

As at December 31, 2003, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $6.1 billion, (2002: $5.1 billion) of which $1.9 billion (2002: $1.9 billion) of debt was outstanding. In addition, $2.7 billion (2002: $2.5 billion) of letters of credit were outstanding as at December 31, 2003, 8.7%, (2002: 6.5%) of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

The financing structure at December 31, 2003 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day Revolver	$ 675,000	$ –
7.15% Senior Notes due 2005	99,986	99,986
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,441	597,441
Zero Coupon Convertible Debentures due 2021	642,340	642,340
Liquid Yield Option Notes(tm) due 2021	310,716	310,716

	$2,580,483	$1,905,483

Letters of Credit:
8 facilities-total	$3,528,652	$2,695,893

(1)	“Commitment” and “In Use” data represent December 31, 2003 accreted values.

The financing structure at December 31, 2002 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day Revolver	$ 500,000	$ –
7.15% Senior Notes due 2005	99,979	99,979
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,123	597,123
Zero Coupon Convertible Debentures due 2021	625,805	625,805
Liquid Yield Option Notes™ due 2021	300,050	300,050

	$2,377,957	$1,877,957

Letters of Credit:
7 facilities-total	$2,744,051	$2,462,544

(1)	“Commitment” and “In Use” data represent December 31, 2002 accreted values.

There were no borrowings or repayments under the Company’s revolving credit facilities during 2003. During 2002, borrowings under these facilities were $846.8 million and repayments under the facilities were $600.0 million.

Borrowings in 2002 were used to pay down two 5-year revolvers and for general corporate purposes. The total pre-tax interest expense on notes and debt outstanding during the years ended December 31, 2003 and 2002 was $94.3 million and $102.2 million, respectively. Associated with the Company’s bank and loan commitments are various loan covenants with which the Company was in compliance throughout the year ended December 31, 2003. These facilities contain var-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

ious cross default provisions and covenants, including a minimum rating requirement, as further described under “Cross Defaults and Other Provisions In Debt Documents”.

In January 2003, the Company entered into a new $100.0 million letter of credit facility in order to provide additional capacity to support the Company’s U.S. non-admitted business. This facility was subsequently increased to $200.0 million in June 2003 and was fully utilized at December 31, 2003.

In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2008, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

In June 2003, the Company renewed its principal revolving credit and letter of credit facility. The facility was increased from $2.0 billion to $2.5 billion of which up to $675 million is available as revolving credit and up to $2.3 billion is available in the form of letters of credit, with the combined total not to exceed $2.5 billion. As at December 31, 2003 approximately $1.6 billion of this facility was in use in the form of letters of credit.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $109.9 million was charged to “Additional Paid in Capital” and a deferred liability was established (included with “Other liabilities”) of $102.5 million in the Consolidated Balance Sheet at December 31, 2003. The Company began to amortize this liability that resulted in additional interest expense of approximately $2.0 million in 2003 and the liability will continue to be amortized over a ten year term.

In November 2003, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was approximately $712 million at December 31, 2003.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

In May 2001, the Company issued $1,010.8 million principal amount at maturity (subject to potential upward adjustment ) of Zero Coupon Convertible Debentures (“CARZ”) at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond, at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis.

In September 2001, the Company also issued $508.8 million principal amount at maturity (subsequently increased to $514.6 million under the provisions of the upward interest adjustment described below) of Liquid Yield Option NotesTM (“LYONs”) at an initial price of $565.01 per bond. The LYONs will also be repaid at $1,011.36 each (originally $1,000.00 each but subsequently increased as a result of the accretion rate adjustment described below), unless converted or repaid before their due date of September 2021, at a total cost of $514.6 million. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or 2.896% per annum on an annual basis. The accretion rate for the year to September 7, 2004, was increased by 0.645% per annum on a semi-annual basis to 3.52% on a semi-annual basis and 3.551% per annum on an annual basis as a result of the of the Company’s ordinary share price in the 30-day period leading up to the second put date in September 2003. The accretion rates will revert to their original rates in September 2004

The Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million in 1995.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal during 2004. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

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

Each of the CARZ and LYONs provide the bondholders the right to require the Company to repurchase the bonds on predetermined dates (“put” dates) at predetermined values (subsequently increased in the case of the LYONs) as set forth in the relevant indenture. The remaining put dates for the CARZ occur on May 23 of 2004, 2006, 2008, 2011 and 2016. The remaining put dates for the LYONs occur on September 7 of 2004, 2006, 2008, 2011 and 2016. The Company may, at its option, pay the repurchase price in cash or Class A ordinary shares or a combination thereof.

In addition, each of the CARZ and LYONs provide for a contingent conversion feature that gives the bondholders the right to convert the bonds into the Company’s shares at other times during the life of the bonds if the market price of the Company’s shares is at certain levels. Accordingly, if the Company’s ordinary share price is at least 110% of the accreted conversion price for at least twenty of the thirty days during the relevant conversion period, the bondholders would

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

have the right to convert the bonds into ordinary Shares. If converted for ordinary shares, each CARZ would be converted into 5.9467 ordinary shares and each holder of a LYONs would receive 5.277 ordinary shares. The accreted values would be determined by applying the accretion rate to the initial issue price. In the example of CARZ, the accreted price on May 23, 2004 will be $641.88 determined by adding three years’ accretion of 2.6422% per annum on an annual basis to the original issue price of $593.57.

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

In addition, in the event that the credit ratings assigned to the bonds by S&P fall below BBB+, the bonds would be convertible into ordinary shares at 5.9467 ordinary shares per CARZ and 5.277 ordinary shares per LYONs. The rating assigned to the bonds at the time of issue was A+. The ratings were lowered to A by S&P in January 2004. Some corporate transactions, such as a change of control of the Company, would give the bondholders the right to require the Company to repurchase the bonds at the accreted value of the bonds at that time.

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

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the LYONs, CARZ and 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its “AAA” financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

Under the Company’s 364-day facility, five-year credit facilities and ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its “AAA” financial guaranty companies) fail to maintain a rating of at least “A” from S&P, an event of default would occur. The company currently has an “A+ under review” rating from A.M. Best and “AA–” from S&P.

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

In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries fall below “A” (as generally measured by the lower of the financial strength rating from A.M. Best or S&P at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

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

The following table summarizes these instruments and the effect on net income in the years ended December 31, 2003, 2002 and 2001:

(U.S. dollars in thousands)	2003	2002	2001

Credit derivatives	$(25,787)	$(46,137)	$(19,426)
Weather and energy derivatives	1,103	16,607	16,556
Investment derivatives	(2,858)	(22,231)	14,638

Net realized and unrealized (losses) gains on derivatives	$(27,542)	$(51,761)	$ 11,768

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

(a) Credit Derivatives

The Company enters into credit derivatives in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. In determining fair value, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade and therefore do not have a readily determinable market value, the Company uses an alternative fair value methodology. The fair value is determined using a cash flow model developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Installment premiums are also considered in the determination of discounted net cash flows. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Changes in fair value are unrealized as the credit derivatives are not traded to realize this value.

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

The Company fair values transactions related to the primary layers of credit derivatives using a model that calculates the net present value of the premiums and expected losses based on assumptions regarding interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change in fair value recorded for transactions pertaining to primary layers for the years ended December 31, 2003, 2002 and 2001 was a loss of $28.6 million, a loss of $16.2 million and a gain of $8.1 million, respectively.

Credit derivatives where the Company participates in the higher quality rated tranches are considered, in substance, financial guaranty transactions as the Company intends to hold them to maturity. The rated tranches are fair valued using changes in credit spreads to reflect current market conditions. The Company will also consider the characteristics and credit ratings of the underlying portfolio. The change in fair value recorded for the rated tranches was a gain of $2.8 million, a loss of $29.9 million, and a loss of $27.5 million for the years ended December 31, 2003, 2002 and 2001 respectively.

(b) Weather and Energy Derivatives

Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

The change in fair value recorded for the weather and energy derivatives was a gain of $1.1 million, $16.6 million and $16.6 million for the year ended December 31, 2003, 2002 and 2001, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

(c) Investment Derivatives, Including Embedded Derivatives

Foreign Currency Exposure Management

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, where the Company’s investment managers believe potential gains exist in a particular currency, a forward contract may not be entered into. At December 31, 2003 and 2002, forward foreign exchange contracts with notional principal amounts totaling $193.0 million and $30.2 million, respectively were outstanding. The fair value of these contracts as at December 31, 2003 and 2002 was $189.4 million and $28.6 million, respectively, with unrealized gains of $3.5 million in 2003 and unrealized losses of $1.6 million in 2002. For the years ended December 31, 2003 and 2002, realized gains of $1.0 million and losses of $3.4 million, respectively, and unrealized gains of $3.3 million and losses of $0.8 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

Derivative Financial Instruments – Hedges

The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risks associated with guaranteed investment contracts. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest (fair value hedge), and to convert a variable rate of interest from one basis to another (cash flow hedge). The Company formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedge to specific liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

At December 31, 2003, contracts designated as fair value hedges were in a $3.2 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were increased by $3.1 million at December 31, 2003. The ineffective portion of the hedge amounted to $0.1 million as part of net realized gains. The interest rate swap hedges resulted in a reduction in interest expense of $2.6 million for the year ended December 31, 2003.

At December 31, 2002, contracts designated as fair value hedges were in a $1.1 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were reduced by $0.74 million at December 31, 2002. The ineffective portion of the hedge amounted to $0.06 million and the reduction in interest expense as a result of the hedges amounted to $0.18 million for the year ended December 31, 2002.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

Other Investment Derivatives

The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices. At December 31, 2003, the Company recorded a loss of $3.2 million, and a loss of $16.7 million for 2002. This related to the change in fair value of these warrants. The primary reason for the loss in 2003 and 2002 was the decline in fair value of the Mutual Risk Management Ltd warrants of $3.2 million in 2003 and $11.6 million in 2002.

In 2002, the Company entered into a treasury rate lock agreement with the underwriters of the 6.50% Guaranteed Senior Notes due 2012 (2001: 6.58% Guaranteed Senior Notes due 2011). The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company’s debt that would have resulted from an increase in the yield of the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. The total cost of the hedge was $4.2 million. In 2001, a loss of $5.6 million was recorded in net realized and unrealized gains and losses related to the cancellation of the treasury lock agreement relating to the 6.58% notes due 2011 due to the September 11, 2001 event.

16. Variable Interest Entities and Other Off-Balance Sheet Arrangements

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in equity tranches (or similar instruments) of collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”) and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

In 2003, the Company entered into an aggregate of $500.0 million of commercial paper-based credit facilities (the “Credit Facilities”). The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Variable Interest Entities and Other Off-Balance Sheet Arrangements (continued)

shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company.

The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2003, the CDO had assets of $463.9 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its financial guaranties and investment in this variable interest entity was approximately $412.3 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected. The Company is not the primary beneficiary of this entity and therefore is not required to consolidate this entity.

17. Exposures Under Guaranties

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non- payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The future value of installment premiums for such guarantees totaled approximately $467.0 million and $403.9 million at December 31, 2003 and 2002 respectively. The range of maturity of the insured obligations is one to thirty five years. The Company does not record a carrying value for future installment premiums as they are recognized over the term of the contract.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Exposures Under Guaranties (continued)

The following table presents financial guaranty aggregate insured portfolios at December 31, 2003 where the net par outstanding was $54.2 billion, which includes credit default swap exposures of $9.5 billion. The liability for these credit derivatives had a carrying value of $131.6 million and $160.3 million at December 31, 2003 and December 31, 2002, respectively.

	Net Par
	Outstanding	% of Total

Credit Quality:
AAA	$13,790	25.4%
AA	6,364	11.7%
A	17,406	32.2%
BBB	16,110	29.7%
BB and below	535	1.0%

Total	$54,205	100.0%

	Net Par
	Outstanding	% of Total

Geographic:
United States	$44,697	82.5%
United Kingdom	1,717	3.2%
Brazil	1,309	2.4%
Mexico	823	1.5%
Other (1)	4,516	8.3%
International (2)	1,143	2.1%

Total	$54,205	100.0%

(1) Other includes Canada, France, Germany, Korea, Chile, Australia, Japan, Portugal, El Salvador, Jamaica, Panama, Costa Rica, Qatar, New Zealand and Spain.
(2) International includes multi-country transactions where there is no majority exposure to any single country.

	Net Par
	Outstanding	% of Total

Sector Allocation:
Collateralized Debt Obligations	$13,083	24.1%
Consumer Assets	7,843	14.5%
Public Finance	20,194	37.2%
Other Single Risk	6,805	12.6%
Other Structured Finance	1,695	3.1%
Commercial Assets	4,585	8.5%

Total	$54,205	100.0%

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

The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively “reinsurance assets”), investments and cash and cash equivalent balances. The Company’s reinsurance assets at December 31, 2003 amounted to $7.2 billion and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

In addition, the Company underwrites a significant amount of its general insurance and reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During 2003, 2002 and 2001, approximately 24%, 23% and 23%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2003, 2002 and 2001, approximately 17%, 17% and 16%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from general operations in each of the three years ended December 31, 2003.

The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2003 and 2002.

In connection with its acquisition of Winterthur International in July 2001, in an all cash transaction, the Company has recorded an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $740.9 million at December 31, 2003 based on provisions of the SPA.

The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

(b) Other Investments

The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The Company has commitments which include potential additional add-on clauses, to invest a further $4.7 million over the next five years.

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $149.9 million over the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2017. Total rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $42.3 million, $30.4 million and $18.9 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2004	$ 53,634
2005	36,856
2006	33,394
2007	31,248
2008	26,765
2009 – 2017	138,511

Total minimum future rentals	$320,408

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $150.0 million and deferred a gain of $50.0 million related to the sale at December 31, 2003 related to this lease. The gain will be amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $352.7 million and annually for the next five years are as follows :

Year Ended December 31:
(U.S. dollars in thousands)
2004	$10,600
2005	10,870
2006	11,140
2007	11,430
2008	11,710

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

(e) Tax Matters

The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid United States corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses were attributable to a “permanent establishment” in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

(f) Letters of Credit

At December 31, 2003 and 2002, $2.7 billion and $2.5 billion of letters of credit were outstanding, 8.7%, (2002: 6.5%) of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. See Note 14 for further information.

19. Share Capital

(a) Authorized and Issued

The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. In June 2000, the Company’s Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis. All ordinary shares in issue at December 31, 2003 are Class A ordinary shares.

The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31 (in thousands)	2003	2002	2001

Balance – beginning of year	136,063	134,734	125,020
Exercise of options	722	1,096	1,812
Issue of restricted shares	512	220	235
Issue of shares – Employee stock purchase plan	67	47	–
Repurchase of shares	(21)	(34)	(1,533)
Issue of shares	–	–	9,200

Balance – end of year	137,343	136,063	134,734

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

In November 2002, the Company issued 11.5 million 7.625% Series B Preference Ordinary Shares at $25 per share. Gross proceeds were $287.5 million and related expenses were $9.1 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after November 18, 2007, at a redemption price of $25 per share. The Company may, under certain circumstances, redeem the Preference Shares before November, 2007 at specified redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Preference Shares ($25 per share redemption price). The proceeds were used for general corporate purposes.

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

(c) Stock Plans

The Company’s long term stock plan, the 1991 Performance Incentive Program, as amended and restated effective March 7, 2003, provides for grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by the Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from date of grant.

Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(c) Stock Plans (continued)

the vesting period. Restricted stock issued under the plan totaled 496,671 shares, 225,960 shares, and 227,795 shares in 2003, 2002, and 2001, respectively.

Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. In 2004, these options will be granted under the Directors Stock & Option Plan. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments are credited in the form of ordinary share units calculated by dividing 110% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 3,153, 3,622, and 4,240 in 2003, 2002 and 2001, respectively.

A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 8,598, 6,659, and 7,318 were issued in 2003, 2002 and 2001, respectively. Total units are granted as shares upon retirement from the Board.

Following the merger with NAC, new option plans were created in the Company to adopt the plans. Options generally have a five or six year vesting schedule, with the majority expiring ten years from the date of grant; the remainder having no expiration. A stock plan is also maintained for non-employee directors. Options expire ten years from the date of grant and are fully exercisable six months after their grant date.

In 1999, the Company adopted the 1999 Performance Incentive Plan under which 1,250,000 options were available for issuance to employees who were not directors or executive officers of the Company.

The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002. The ESPP is administered by a committee which consists of members of the Compensation Committee of the Company’s Board of Directors. The ESPP has two offering periods a year. The first period commenced on July 1, 2002. All employees of the Company and its designated participating subsidiaries, are eligible to participate in the ESPP provided they have been employed at least one month prior to the start of the offering period and they do not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees can invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value (measured on the first day of the offering period) of U.S. $25,000. The total number of shares purchased in any offering period cannot exceed 1,000 shares. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six months offering period. Once purchased, employees can sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP are eligible to receive dividends on the Company’s shares. A total of 1,255,000 ordinary shares may be issued under the ESPP. The number of share issued during the year ended December 31, 2003 and 2002 was 99,059 and 47,399, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(d) FAS 123

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	2.80%	2.00%	2.26%
Risk free interest rate	2.81%	4.58%	4.65%
Expected volatility	30.0%	30.9%	26.01%
Expected lives	5.0 years	5.0 years	5.0 years

Total stock based compensation expensed, which related to amortization of restricted stock, was $17.9 million, $14.3 million, and $10.4 million in 2003, 2002, and 2001, respectively.

(e) Options

Following is a summary of stock options and related activity:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding – beginning of year	11,198,066	$71.31	9,194,132	$61.10	8,163,017	$51.09
Granted	1,805,871	$68.85	3,460,149	$92.36	3,089,999	$79.42
Exercised	(698,895)	$47.13	(1,010,849)	$51.17	(1,943,966)	$47.61
Cancelled	(523,814)	$75.01	(445,366)	$71.07	(114,918)	$66.26

Outstanding – end of year	11,781,228	$72.13	11,198,066	$71.31	9,194,132	$61.10

Options exercisable	7,278,812		6,068,326		5,021,748

Options available for grant	8,707,681	*	10,451,872	*	5,915,430	*

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(e) Options (continued)

The following table summarizes information about the Company’s stock options (including stock appreciation rights) for options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Options	Price	Life	Options	Price

$18.75 – $27.46(1)	54,149	$22.55	0.4 years	54,149	$22.55
$28.97 – $43.25(2)	814,836	$37.28	2.2 years	814,836	$37.28
$44.00 – $64.69	2,584,941	$53.16	5.0 years	2,584,849	$53.16
$66.50 – $96.56	8,327,302	$81.75	7.7 years	3,824,978	$82.14

$18.75 – $96.56	11,781,228	$72.13	6.7 years	7,278,812	$66.38

(1)	Includes 13,404 options outstanding and exercisable, with an average exercise price of $23.52 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.
(2)	Includes 14,818 options outstanding and exercisable, with an average exercise price of $37.49 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans

The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over 5 years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $27.5million, $22.2 million and $9.7 million in the years ended December 31, 2003, 2002 and 2001, respectively.

A qualified non-contributory defined benefit pension plan exists to cover a substantial number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of plan assets were $23.9 million, $23.9 million and $13.1 million, respectively, as of December 31, 2003, and $20.3 million, $20.3 million and $11.6 million, respectively, as of December 31, 2002.

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

During 2003, all pension benefits and retirement plans for Winterthur International employees were transitioned into the Company’s defined contribution plan.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

	Before Tax	Tax Expense	Net of Tax
(U.S. dollars in thousands)	Amount	(Benefit)	Amount

Year Ended December 31, 2003:
Unrealized gains on investments:
Unrealized gains arising during year	$ 523,616	$ 33,561	$ 490,055
Less reclassification for gains realized in income	120,195	13,451	106,744

Net unrealized gains on investments	403,421	20,110	383,311
Foreign currency translation adjustments	(77,459)	471	(77,930)

Change in accumulated other comprehensive income .	$ 325,962	$ 20,581	$ 305,381

Year Ended December 31, 2002:
Unrealized gains (losses) on investments:
Unrealized gains arising during year	$ 157,473	$ 3,261	$ 154,212
Less reclassification for gains (losses) realized in income	(214,160)	22,335	(236,495)

Net unrealized losses on investments	371,633	(19,074)	390,707
Foreign currency translation adjustments	6,689	(431)	7,120

Change in accumulated other comprehensive income	$ 378,322	$(19,505)	$ 397,827

Year Ended December 31, 2001:
Unrealized gains (losses) on investments:
Unrealized losses arising during year	$(160,201)	$ 9,576	$(169,777)
Less reclassification for gains (losses) realized in income	(93,237)	5,536	(98,773)

Net unrealized losses on investments	(66,964)	4,040	(71,004)
Foreign currency translation adjustments	(31,882)	5,415	(37,297)

Change in accumulated other comprehensive income	$ (98,846)	$ 9,455	$(108,301)

22. Dividends

In 2003 and 2002, the Company paid dividends of $40.3 million and $9.6 million, respectively, to Series A and Series B preference shareholders.

In 2003, four regular quarterly dividends were paid at $0.48 per share to ordinary shareholders of record as of March 10, June 9, September 8 and December 8.

In 2002, four regular quarterly dividends were paid at $0.47 per share to ordinary shareholders of record of February 4, May 28, August 5 and December 2.

In 2001, four regular quarterly dividends were paid at $0.46 per share to ordinary shareholders of record of February 15, May 25, August 15 and November 30.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation

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

The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations there under. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France, Luxembourg and various countries in Latin America that are subject to relevant taxes in those jurisdictions.

The income tax provisions for the years ended December 31, 2003, 2002 and 2001 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2003	2002	2001

Current Expense:
U.S.	$ 8,268	$ 988	$ 5,398
Non U.S.	11,355	3,521	16,506

Total current expense	$ 19,623	$ 4,509	$ 21,904

Deferred Expense (Benefit):
U.S.	$ (97,382)	$ (2,949)	$ (69,384)
Non U.S.	107,808	21,087	(142,434)

Total deferred expense (benefit)	$ 10,426	$18,138	$(211,818)

Total Tax Expense (Benefit)	$ 30,049	$22,647	$(189,914)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (continued)

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2003 and 2002 is provided below:

(U.S. dollars in thousands)	2003	2002

Expected tax provision at weighted average rate	$ 33,062	$23,835
Permanent differences:
Non taxable minority interests	–	(2,887)
Non taxable investment income	(3,729)	(5,470)
Non taxable income	(4,292)	(4,737)
Prior year adjustments	(1,958)	(1,359)
State, local and other taxes	1,467	1,980
Valuation allowance	(9,859)	10,874
Tax attributable to other comprehensive income	14,159	(4,301)
Transfer pricing adjustments	(12,039)	(4,349)
Gain on contributed securities	2,968	–
Non deductible expenses	2,009	6,162
Contingency reserve	6,265	–
Other	1,996	2,899

Total tax expense (benefit)	$ 30,049	$22,647

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

(U.S. dollars in thousands)	2003	2002

Deferred Tax Asset:
Net unpaid loss reserve discount	$ 62,220	$ 57,258
Net unearned premiums	38,060	36,411
Compensation liabilities	1,691	5,181
Net operating losses	225,227	295,986
Currency translation adjustments	–	2,438
Alternative minimum tax credits	11,927	14,259
Investment adjustments	3,610	11,552
Deferred acquisition costs	7,645	–
Other	4,354	2,246

Deferred tax asset, gross of valuation allowance	354,734	425,331
Valuation allowance	18,316	50,574

Deferred tax asset, net of valuation allowance	336,418	374,757

Deferred Tax Liability:
Net unrealized appreciation on investments	23,135	28,446
Deferred acquisition costs	–	22,059
Currency translation adjustments	3,206	–
Other	–	3,628

Deferred tax liability	26, 341	54,133
Net Deferred Tax Asset	$310,077	$320,624

The valuation allowance of $18.3 million at December 31, 2003 relates to net operating loss carryforwards that may not be realized within a reasonable period. The valuation allowance of $50.5 million at December 31, 2002 relates to net operating loss carryforwards that may not be realized within a reasonable period. The deferred tax asset for certain net operating loss carryforwards and valuation allowance was reduced by $22.4 million for amounts attributable to the pre-acquisition period of certain affiliates. U.S. net operating loss carryforwards at December 31, 2003 were approximately $450 million and will expire in future years through 2023. As of December 31, 2003, net operating loss carryforwards in the U.K. were $289 million and have no expiration.

Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.S. group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for the U.S. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the United States group, management has determined that the projected U.S. consolidated income will be sufficient to utilize the net operating losses of approximately $450 million within a reasonable period. Management will continue to evaluate income generated in future periods by the U.S. group in determining the reasonableness of its position. If management determines that future income generated by the U.S. group

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (continued)

is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the United States portion of the net deferred tax asset, in the amount of $271 million.

Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a member of the U.S. group, entered into an adverse development reinsurance treaty with another non U.S. reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2001 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and will limit future loss development at XLRA relating to these underwriting years. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company, however as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2001 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

Shareholders’ equity at December 31, 2003 and 2002 reflected tax benefits of $2.9 million and $3.7 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company’s U.S. subsidiaries.

24. Statutory Financial Data

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus as reported to relevant regulatory authorities for the principal operating subsidiaries of the Company for the years ended December 31, 2003 and 2002 was as follows:

	Bermuda		U.S.		U.K., Europe and Other

(U.S. dollars in thousands)	2003	2002	2003	2002	2003	2002

Required statutory capital and surplus	$2,630,982	$2,212,993	$ 130,100	$ 138,913	$232,615	$104,594
Actual statutory capital and surplus	$6,584,779	$5,110,050	$1,716,528	$1,163,164	$806,627	$553,317

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

Except as noted below, there are no statutory restrictions on the payment of dividends from retained earnings by any of the Company’s subsidiaries as applicable minimum levels of solvency and liquidity have been met and all regulatory requirements and licensing rules complied with. At December 31, 2003, and 2002 XL Reinsurance America (“XLRA”), the Company’s lead property and casualty subsidiary in the United States, had a statutory deficit of $210.3 million and $155.5 million. As a result, XLRA is not currently able to make a dividend distribution under New York insurance law without obtaining prior approval of the New York Insurance Department. Similarly, five of the six property & casualty subsidiaries directly or indirectly owned by XLRA also had statutory deficits ranging from $3.6 million to $77.0 million at December 31, 2003 and from $6.0 million to $24.0 million at December 31, 2002. As a result, these subsidiaries

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Statutory Financial Data (continued)

are similarly unable to currently make a dividend distribution under the insurance law of their respective states of domicile, which include Delaware, New York and North Dakota. At December 31, 2003 and 2002, XL Insurance Company Limited (previously known as Winterthur International Insurance Company Limited) had a statutory earned deficit and is restricted from making a dividend distribution at this time under U.K. Company law.

25. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2003	2002	2001

Basic Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$371,658	$395,951	$(576,135)
Weighted average ordinary shares outstanding	136,906	135,636	126,676
Basic earnings (loss) per ordinary share	$ 2.71	$ 2.92	$ (4.55)

Diluted Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$371,658	$395,951	$(576,135)

Weighted average ordinary shares outstanding – basic	136,906	135,636	126,676
Average stock options outstanding (1) (2)	1,281	1,752	—

Weighted average ordinary shares outstanding – diluted	138,187	137,388	126,676

Diluted earnings (loss) per ordinary share	$ 2.69	$ 2.88	$ (4.55)

(1)	Net of shares repurchased under the treasury stock method.
(2)	Average stock options of 2,007 outstanding for the year ended December 31, 2001 have been excluded where these were anti-dilutive to the loss per ordinary share.

26. Related Party Transactions

On December 31, 2002, the Company entered into an agreement with Annuity and Life Reinsurance, Ltd. (“ALRE”), a subsidiary of Annuity and Life Re (Holdings), Ltd. (“ANR”), pursuant to which the Company assumed certain blocks of life reinsurance business. The Company has an investment in ANR that is accounted for as an affiliate under the equity method pursuant to APB Opinion 18, but the Company does not have the ability to control ANR or direct its operating and financial policies. Under the agreement, the Company has assumed five blocks of life reinsurance business from ALRE and entered into a 50% quota share reinsurance contract with ALRE with respect to four of those blocks of business. As consideration for the novation of the five blocks of business from ALRE, the Company made a payment of approximately $44.0 million. As consideration for the 50% quota share reinsurance contract, the Company received a ceding commission of approximately $26.0 million. In connection with the transferred blocks of business, ALRE also transferred to the Company approximately $66.0 million in assets and related future policy benefit reserves. The 50% quota share reinsurance contract is structured as a modified coinsurance arrangement, as such, the Company recorded a liability for the funds withheld in reinsurance balances payable on the balance sheet in the amount of $25.0 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Related Party Transactions (continued)

On August 5, 2003, the Company, under the terms of its 50% quota share reinsurance contract (the “quota share contract”) with Annuity and Life Reinsurance, Ltd. (“ALRE”), notified ALRE of its intention to elect to automatically terminate the quota share contract and recapture the business previously ceded to ALRE. Following this notice and with effect from June 30, 2003, the Company entered into a comprehensive settlement with ALRE, which in addition to the quota share contract, commuted or otherwise terminated all reinsurance relationships that the Company had with ALRE. As settlement of the quota share contract and the other insurance and reinsurance relationships, the Company received proceeds of $6.0 million.

27. XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.0 billion as of December 31, 2003.

28. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2003 and 2002:

	First	Second	Third	Fourth
(U.S. dollars in thousands, except per share amount)	Quarter	Quarter	Quarter	Quarter

2003
Net premiums earned – general operations (1)	$1,431,887	$ 1,469,520	$1,663,713	$1,515,913
Net premiums earned – life operations	92,771	70,482	86,428	498,814
Net premiums earned – financial operations	26,973	35,807	35,307	41,535
Underwriting profit(loss) general operations (1)	214,347	141,923	45,164	(485,551)
Net income (loss) available to ordinary shareholders	239,857	347,659	98,971	(314,829)
Net income (loss) per ordinary share and ordinary share equivalent – basic (2)	1.76	2.54	0.72	(2.29)
Net income (loss) per ordinary share and ordinary share equivalent – diluted (2)	1.74	2.51	0.71	(2.29)
2002
Net premiums earned – general operations(1)	$1,010,968	$1,036,231	$1,344,681	$1,507,193
Net premiums earned – life operations	39,193	10,497	786,383	186,919
Net premiums earned – financial operations	14,554	10,813	16,917	25,461
Underwriting profit(loss) – general operations(1)	95,720	(53,523)	147,193	85,311
Net income (loss)available to ordinary shareholders	89,493	(91,748)	184,067	214,139
Net income (loss) per ordinary share and ordinary share equivalent – basic	0.66	(0.68)	1.36	1.58
Net income (loss) per ordinary share and ordinary share equivalent – diluted	0.65	(0.68)	1.34	1.56

(1)	Certain reclassifications have been made relating to the Company’s change in presentation of financial operations. There was no effect on net income from this change in presentation.
(2)	Average stock options outstanding have been excluded where anti-dilutive to earnings per share. Consequently, where there is a net loss, basic weighted average ordinary shares outstanding are used to calculate net loss per share.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Unaudited Quarterly Financial Data (continued)

In the third quarter of 2003, the Company recorded net losses and loss expenses incurred of $184.0 million pre-tax (approximately $160.0 million after tax) for higher than expected reported losses in its North American casualty reinsurance operations for the 1997 to 2000 underwriting years. In conjunction with this increase, the Company announced it had begun an extensive claims audit review of the relevant cedents for this book of business to have more complete information to determine ultimate loss reserves.

In the fourth quarter of 2003, the Company completed the claims audit review and its normal year end review of all of its property and casualty reserves and reported a total pre-tax charge of $694.0 million ($647.0 million post tax) related to the following changes to loss reserves :

a) Claims audit review	$ 663.0 million
b) Year end reserve review –
Reinsurance – September 11, event	$(181.0) million
Reinsurance – excluding September 11 event	62.0 million
Insurance	150.0 million

Total pre-tax charge	$ 694.0 million

Also in the fourth quarter of 2003, the Company assumed two portfolios of long duration, closed block annuity reserves of approximately $390.0 million.

In the second quarter of 2002, the Company recorded net losses and loss expenses incurred of approximately $200.0 million related to the September 11 event. The Company also recorded net realized losses on investments of $110.0 million.

Results for the third quarter of 2002 included a large life contract consisting of a U.K. portfolio of annuities which increased net premiums earned and claims and policy benefits by $762.7 million and $776.8 million respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Section 13a-15 of the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this annual report has been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9A. CONTROLS AND PROCEDURES (continued)

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

Page

Report of PricewaterhouseCoopers LLP on Financial Statement Schedules	166

1. Financial Statements

Included in Part II – See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

Other Schedules have been omitted as they are not applicable to the Company.

3. Exhibits

Exhibits	Descriptions

3.1	Memorandum of Association, incorporated by reference to Annex G to the Joint Proxy Statement of EXEL Limited and Mid Ocean limited dated July 2, 1998.
3.2	Articles of Association, incorporated by reference to Annex G to The Joint Proxy Statement of EXEL Limited and Mid Ocean Limited dated July 2, 1998.
4.1	Rights Agreement, dated September 11, 1998, between Exel Limited and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed October 21, 1998.
4.2	Indenture, dated January 10, 2002, by and among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.
4.3	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.
4.4	Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2002.
4.5	Indenture, dated September 4, 2001, between XL Capital Ltd and State Street Bank & Trust Company relating to the Liquid-Yield Option Notes due 2021, incorporated by reference to Exhibit 4.49 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.
4.6	Form of Liquid-Yield Option Note due 2021 and incorporated by reference to Exhibit 4.50 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.
4.7	Indenture, dated May 23, 2001, between XL Capital Ltd and Goldman, Sachs & Co., Deutsche Banc Alex. Brown, and Dresdner Kleinwort Wasserstein L.L.C., as initial purchasers, incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (No. 333-66976).
4.8	Form of Zero Coupon Convertible debenture, due May 23, 2021 and incorporated by reference to Exhibit 10.14.41 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

Exhibits	Descriptions

4.9	Form of Note Purchase Agreement, dated April 12, 2001, relating to 6.58% Guaranteed Senior Notes due April 12, 2011, incorporated by reference to Exhibit 10.14.43 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.
4.10	Form of Note Purchase Agreement, dated November 1995, relating to 7.15% senior notes due November 15, 2005, incorporated by reference to NAC Re Corporation’s Registration Statement on Form S-3 (No. 33-97878).
4.11	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2002.
4.12	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated November 6, 2002, incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2002.
10.1	Amended and Restated 1991 Performance Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.
10.2	Retirement Plan for Non-employee Directors of XL Capital Ltd, as amended, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
10.3	XL Capital Ltd Directors and Option Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.
10.4	XL Capital Ltd Stock Plan for Non-employee Directors, incorporated by reference to Exhibit 10.6 to the Company’s Annual report on Form 10-K for the year ended November 30, 1996.
10.5	Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company’s Annual report on form 10-K for the year ended November 30, 1998.
10.6	Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.
10.7	Mid Ocean Ltd. Stock & Deferred Compensation Plan for Non-employee Directors, incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.
10.8*	NAC Re Corporation 1993 Stock Option Plan.
10.9*	First Amendment to NAC Re Corporation 1993 Stock Option Plan.
10.10	Dividend Reinvestment and Share Purchase Plan, dated January 18, 2002, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-76988).

* Filed herewith

Exhibits	Descriptions

10.11	Ronald L. Bornheutter Consulting Agreement, dated July 1, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on form 10-K for the year ended December 31, 1999.
10.12	Ronald L. Bornheutter Settlement Agreement, dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.13	Nicholas M. Brown, Jr. Employment Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.58 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.
10.14	Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.59 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002.
10.15	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.
10.16	Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, by and among XL Insurance (Bermuda) Ltd (formerly known as XL Insurance Ltd) XL Capital Ltd, XL Europe Ltd, XL Re Ltd (formerly known as Mid Ocean Reinsurance Ltd), The Brockbank Group plc, as account parties and XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and XL Investments Ltd, as guarantors and Mellon Bank, N.A., as issuing bank and agent incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.17	First Amendment dated as of January 21, 2000, to the Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.18	Second Amendment dated as of November 28, 2000, to the Letter of Credit Facility and Reimbursement Agreement dated June 30, 1999, incorporated by reference to Exhibit 10.14.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.19*	Third Amendment dated as of December 23, 2003, to the Letter of Credit Facility and Reimbursement Agreement, between XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Europe Ltd, XL Re Ltd, XL London Market Group plc (formerly The Brockbank Group plc) and XL Investments Ltd and Mellon Bank, N.A., as Issuing Bank and as Agent and as a Bank.
10.20	Letter of Credit Agreement (Secured), between XL Mid Ocean Reinsurance Ltd and Citibank International plc dated May 19, 1993 (as amended) incorporated by reference to the Company’s Prospectus Supplement dated November 3, 1998.
10.21	Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2001.
10.22	Letter of Credit Facility and Reimbursement Agreement, dated as of December 31, 2001, between XL Capital Ltd, X.L. America Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as account parties and guarantors and Mellon Bank, as issuing bank, agent and arranger, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

* Filed herewith

Exhibits	Descriptions

10.23	Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd as guarantors and in favor of Citibank, N.A. incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.24	Amendment No. 1 dated as of July 1, 2003, to the Pledge Agreement dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd as the Grantors, in favour of Citibank, N.A., as the Bank, incorporated by reference to Exhibit 10.67 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2003.
10.25	Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.26	Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.27	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.28	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated May 31, 2001, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.29	Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001 incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.30	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.31	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.32	364-day Credit Agreement dated as of June 27, 2002 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, the lenders party thereto and JP Morgan Chase Bank, as administrative agent, incorporated by reference to Exhibit 10.63 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002.
10.33	Amendment No. 1 dated as of July 19, 2002 to the 364-Day Credit Agreement dated June 27, 2002 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

Exhibits	Descriptions

10.34	364-Day Credit Agreement dated June 25, 2003 between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd as account parties and guarantors, and JPMorgan Chase Bank as administrative agent, incorporated by reference to Exhibit 10.64 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.
10.35	Letter of Credit Facility and Reimbursement Agreement dated November 18, 2002 between XL Capital Ltd as account party and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as guarantors and Citibank International plc, as agent and trustee for the lenders party thereto, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.36	Letter of Credit Facility and Reimbursement Agreement dated November 18, 2002, amended and restated as of June 26, 2003 between XL Capital Ltd as account party, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd as guarantors, and Citibank International PLC as agent and security trustee, incorporated by reference to Exhibit 10.65 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.
10.37*	Letter of Credit Facility and Reimbursement Agreement dated November 14, 2003, between XL Capital Ltd as the Account Party, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd as the Guarantors, and Citibank International Plc as agent and trustee for the Lenders and Citigroup Global Markets Limited as the Arranger.
10.38	Amendment Agreement dated July 19, 2002 between Winterthur Swiss International and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.39	Standby Letter of Credit Agreement, dated January 31, 2003 between XL Capital Ltd, XL America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as the applicant and National Australia Bank Limited, New York Branch, as the bank, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.40	Standby Letter of Credit Agreement dated July 25, 2003, between National Australia Bank Limited, New York Branch and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd as Applicants, incorporated by reference to Exhibit 10.66 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.
10.41*	Standby Letter of Credit Agreement dated February 27, 2004, between Keybank National Association as the Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd as the Applicants.
10.42	Revolving Credit and Security Agreement dated as of February 25, 2003 between XL Re Ltd as borrower, Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, Charta Corporation, Ciesco, L.P., and Citibank, N.A., as lenders thereto and Citicorp North America, Inc. as agent, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
10.43	Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit between Société Le Mans Re and Credit Lyonnais, dated April 25, 2003, incorporated by reference to Exhibit 10.62 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.
10.44	First Renewal dated November 27, 2000 to the Reinsurance Stand-By Letter of Credit Agreement between Le Mans Re and BNP Paribas, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.

* Filed herewith

Exhibits	Descriptions

10.45
Control Agreement dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc. as agent and Mellon Bank, N.A. as securities intermediary, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

12*	Statement regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certification.
99.1*	XL Capital Assurance Inc. audited financial statements as at and for the years ended December 31, 2003, 2002 and 2001.
99.2*	XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2003, 2002 and 2001.
(b)	Reports on Form 8-K
(1) Current Report on Form 8-K filed on December 5, 2003, under Items 5 and 7 thereof.
(2) Current Report on Form 8-K filed on December 9, 2003, under Items 5 and 7 thereof.

* Filed herewith

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of XL Capital Ltd:

In our opinion, the accompanying consolidated balance sheets, the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in item 15(a) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” as amended by Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation” as of the effective date January 1, 2003. The Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets as of the effective date of January 1, 2002.

PricewaterhouseCoopers LLP

New York, New York
February 10, 2004

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2003

			Amount
			shown
	Cost or		in the
Type of Investment	Amortized	Market	Balance
(U.S. dollars in thousands)	Cost (1)	Value	Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$ 3,504,403	$ 3,493,843	$ 3,493,843
Corporate	10,020,934	10,336,912	10,336,912
Mortgage-backed securities	2,449,328	2,481,221	2,481,221
U.S. States and political subdivisions of the States	37,312	38,722	38,722
Non-U.S. Sovereign Government	2,978,693	3,143,658	3,143,658

Total fixed maturities	$18,990,670	$19,494,356	$19,494,356

Equity Securities	$ 473,112	$ 583,450	$ 583,450

Short-term investments	$ 696,798	$ 697,450	$ 697,450

Other investments	$ 142,567	$ 142,567	$ 142,567

Total investments other than related parties	$20,303,147	$20,917,823	$20,917,823

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2003 and 2002

(U.S. dollars in thousands)	2003	2002

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2003, $35,660; 2002, $77,049	$ 35,692	$ 77,291
Equity securities at fair value (cost: 2003, $237; 2002, $237)	882	267
Short-term investments at fair value (amortized cost: 2003, $138,644: 2002, $157,814)	138,703	159,008

Total investments available for sale	175,277	236,566
Cash and cash equivalents	62,852	286,085
Investments in subsidiaries on an equity basis	8,427,716	6,581,815
Investment in affiliates	14,568	20,787
Investments in limited partnerships	20,677	29,445
Accrued investment income	2,043	3,771
Amount due from subsidiaries	–	345,918
Other assets	51,158	34,632

Total assets	$8,754,291	$7,539,019

Liabilities
Amount due to subsidiaries	$ 716,679	$ –
Notes payable and debt	953,056	925,855
Accounts payable and accrued liabilities	147,641	43,575

Total liabilities	$1,817,376	$969,430

Shareholders’ Equity
Ordinary shares	$ 1,373	$ 1,360
Preference shares	207	207
Additional paid in capital	3,949,421	3,979,979
Accumulated other comprehensive income	490,195	184,814
Deferred compensation	(46,124)	(31,282)
Retained earnings	2,541,843	2,434,511

Total shareholders’ equity	$6,936,915	$6,569,589

Total liabilities and shareholders’ equity	$8,754,291	$7,539,019

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2003, 2002 and 2001

(U.S. dollars in thousands)	2003	2002	2001

Net investment income	$ 1,883	$ 17,621	$ 18,251
Net realized (losses) gains on investments and derivative instruments	7,016	(21,651)	5,992
Equity in net earnings (loss) of subsidiaries (Dividends were $157,837 in 2003, $1,037,951 in 2002 and Nil in 2001)	528,914	549,937	(481,566)
Equity in net loss of affiliates	(13,877)	(16,654)	(957)
Income from limited partnerships	268	272	1,719

Total revenues	524,204	529,525	(456,561)

Operating expenses	85,182	88,743	96,589
Interest expense	27,043	35,211	22,985

Total expenses	112,225	123,954	119,574

Net income (loss)	411,979	405,571	(576,135)
Preference dividend	(40,321)	(9,620)	–

Net income (loss) available to ordinary shareholders	$371,658	$395,951	$(576,135)

Net income (loss)	$411,979	$405,571	$(576,135)

Change in net unrealized appreciation on investments	(730)	5,774	1,790

Comprehensive income (loss)	$411,249	$411,345	$(574,345)

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2003, 2002 and 2001

(U.S. dollars in thousands)	2003	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$ 411,979	$ 405,571	$(576,135)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and derivative instruments	(7,016)	21,650	(5,992)
Equity in net (earnings) loss of subsidiaries, net of dividends	(532,339)	(522,310)	483,461
Equity in net loss (income) of affiliates, net of dividends	13,877	16,654	1,198
Amortization of intangible assets	–	–	31,348
Amortization of deferred compensation	17,915	14,311	10,352
Amortization of discounts on fixed maturities	(999)	1,074	1,708
Accretion of notes payable and debt	25,196	24,515	12,339
Accrued investment income	1,728	(1,441)	299
Accounts payable and accrued liabilities	(7,873)	(16,358)	(7,875)
Other	(15,604)	(2,314)	10,034

Total adjustments	(505,115)	(464,219)	536,872

Net cash used in operating activities	(93,136)	(58,648)	(39,263)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	88,321	134,190	497,940
Proceeds from redemption of fixed maturities and short-term investments	393,555	358,338	80,299
Proceeds from sale of equity securities	—	955	–
Purchases of fixed maturities and short term investments	(414,760)	(425,096)	(658,872)
Purchases of equity securities	—	(582)	–
Investment in subsidiaries	(1,153,515)	(543,830)	(6,770)
Investment in affiliates	(7,658)	26,876	(29,860)
Investment in limited partnerships	6,484	20,234	(6,630)

Net cash used in investing activities	(1,087,573)	(428,915)	(123,893)

Cash flows provided by financing activities:
Issue of shares	—	503,579	787,678
Proceeds from exercise of options	42,113	79,375	105,233
Dividends paid	(303,497)	(266,674)	(237,628)
Amount due to subsidiaries	1,062,597	(881,699)	(979,290)
Repurchase of shares	(1,574)	(2,512)	(117,133)
Dividends received from subsidiaries	157,837	1,037,951	–
Proceeds from loans	–	–	917,533
Repayment of loans	–	–	(50,000)

Net cash provided by financing activities	957,476	470,020	426,393

Net change in cash and cash equivalents	(223,233)	(17,543)	263,237
Cash and cash equivalents – beginning of year	286,085	303,628	40,391

Cash and cash equivalents – end of year	$ 62,852	$ 286,085	$ 303,628

XL CAPITAL LTD

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2003, 2002 and 2001

		Ceded	Assumed
	Gross	to Other	from Other	Net
(U.S. dollars in thousands)	Amount	Companies	Companies	Amount

2003
Property and casualty	$5,028,400	$2,071,800	$3,595,680	$6,552,280
Life and annuity	95,062	28,220	673,027	739,869
Financial guaranty	263,120	14,676	50,796	299,240

	$5,386,582	$2,114,696	$4,319,503	$7,591,389

2002
Property and casualty	$4,366,950	$1,942,379	$3,347,055	$5,771,626
Life and annuity	69,094	48,644	1,003,154	1,023,604
Financial guaranty	174,202	22,119	25,711	177,794

	$4,610,246	$2,013,142	$4,375,920	$6,973,024

2001

Property and casualty	$2,842,268	$1,848,426	$1,789,202	$2,783,044
Life and annuity	—	—	695,595	695,595
Financial guaranty	49,286	6,870	44,911	87,327

	$2,891,554	$1,855,296	$2,529,708	$3,565,966

XL CAPITAL LTD

SCHEDULE VI

SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves For Losses and Loss Expenses	Reserves for Unearned Premiums		Net Investment Income	Losses and Loss Expenses incurred related to _____________________		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
				Net Earned Premiums		Current Year	Prior Year

2003(1)	$705,609	$16,558,788	$4,690,321	$6,220,655	$631,701	$3,673,321	$937,285	$2,816,932	$1,116,646	$6,851,520

2002(1)	$554,498	$13,202,736	$3,848,736	$4,966,818	$643,084	$2,927,297	$400,018	$2,846,831	$942,492	$5,949,420

2001(1)	$378,683	$11,806,745	$2,616,869	$2,767,533	$610,528	$2,729,427	$175,804	$1,817,425	639,046	$2,870,371

(1)	The information presented above includes balances from the general and financial operations. The life and annuity operations have been excluded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL CAPITAL LTD
By	/s/ BRIAN M. O'HARA

Brian M. O'Hara
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

Signatures	Title	Date

/s/ BRIAN O’HARA	President, Chief Executive Officer and Director	March 15, 2004
(Principal Executive Officer)
Brian M. O’Hara

/s/ JERRY M. DE ST. PAER	Executive Vice President (Principal Financial	March 15, 2004
Officer and Principal Accounting Officer)
Jerry M. de St Paer

/s/ MICHAEL P. ESPOSITO JR.	Director and Chairman of the Board of Directors	March 15, 2004

Michael P. Esposito, Jr.

/s/ RONALD L. BORNHUETTER	Director	March 15, 2004

Ronald L. Bornhuetter

/s/ DALE COMEY	Director	March 15, 2004

Dale Comey

/s/ ROBERT R. GLAUBER	Director	March 15, 2004

Robert R. Glauber

/s/ PAUL E. JEANBART	Director	March 15, 2004

Paul E. Jeanbart

/s/ JOHN LOUDON	Director	March 15, 2004

John Loudon

/s/ ROBERT S. PARKER	Director	March 15, 2004

Robert S. Parker

/s/ CYRIL E. RANCE	Director	March 15, 2004

Cyril E. Rance

/s/ ALAN Z. SENTER	Director	March 15, 2004

Alan Z. Senter

/s/ JOHN T. THORNTON	Director	March 15, 2004

John T. Thornton

/s/ ELLEN E. THROWER	Director	March 15, 2004

Ellen E. Thrower

/s/ JOHN W. WEISER	Director	March 15, 2004

John W. Weiser