Form 10-K/A
period 2003-12-31
XL CAPITAL LTD
filed 2004-04-29
CIK 875159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
                         COMMISSION FILE NUMBER 1-10804

                                 XL CAPITAL LTD
             (Exact name of registrant as specified in its charter)

        CAYMAN ISLANDS                                   98-0191089
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  XL HOUSE, ONE BERMUDIANA ROAD,
     HAMILTON, BERMUDA HM 11                        (441) 292-8515
 (Address of principal executive           (Registrant's telephone number,
      offices and zip code)                         including area code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A ON MARCH 26, 2004 RELATING TO THE ANNUAL MEETING OF ORDINARY SHAREHOLDERS TO BE HELD ON APRIL 30, 2004 IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K/A.

                                EXPLANATORY NOTE:

     This Annual Report on Form 10-K/A has been filed by the Registrant to amend
Item 12 of Part III "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant on March 15, 2004. In addition, pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Annual Report on Form 10-K/A certain currently dated certifications.

         Except as described above, the information contained in the Registrant's 2003 Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes the Company's equity compensation plan information as of December 31, 2003:

---------------------------------------------------------------------------------------------------------------------

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))

        Plan Category                       (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------

Equity compensation plans               11,337,721                     $73.00                    8,573,337 (1)
approved by security holders
---------------------------------------------------------------------------------------------------------------------

Equity compensation plans not             443,507                      $50.00                     134,344 (3)
approved by security holders
(2)
---------------------------------------------------------------------------------------------------------------------

Total                                   11,781,228                     $72.13                      8,707,681
---------------------------------------------------------------------------------------------------------------------


----------------

     (1) 500,950 shares may be issued as awards of restricted stock, restricted stock units or performance shares.

     (2) The Company's 1999 Performance Incentive Program for Employees (the "1999 Program") provides for grants of non-statutory stock options, restricted stock, performance shares and performance units to employees of the Company and its subsidiaries who are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The 1999 Program is administered by the Board of Directors of the Company or the Compensation Committee, as determined from time to time by the Board of Directors.

     (3) 134,344 shares may be issued as awards of restricted stock or performance shares.

     The remaining information required by this Item is set forth in the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 26, 2004 relating to the annual meeting of ordinary shareholders to be held on April 30, 2004, which information is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      XL CAPITAL LTD


                                      By  /s/ BRIAN M. O'HARA
                                          ------------------------------------
                                              Brian M. O'Hara
                                              President and Chief
                                                Executive Officer

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


               SIGNATURES                                   TITLE                                        DATE
               ----------                                   -----                                        ----

            /s/ BRIAN M. O'HARA            President, Chief Executive Officer and Director           April 29, 2004
--------------------------------------     (Principal Executive Officer)
             Brian M. O'Hara

       * /s/ JERRY M. DE ST. PAER          Executive Vice President (Principal Financial Officer     April 29, 2004
--------------------------------------     and Principal Accounting Officer)
           Jerry M. De St Paer

      * /s/ MICHAEL P. ESPOSITO JR.        Director and Chairman of the Board of Directors           April 29, 2004
--------------------------------------
        Michael P. Esposito, Jr.

       * /s/ RONALD L. BORNHUETTER         Director                                                  April 29, 2004
--------------------------------------
          Ronald L. Bornhuetter

            * /s/ DALE COMEY               Director                                                  April 29, 2004
--------------------------------------
               Dale Comey

         * /s/ ROBERT R. GLAUBER           Director                                                  April 29, 2004
--------------------------------------
            Robert R. Glauber

         * /s/ PAUL E. JEANBART            Director                                                  April 29, 2004
--------------------------------------
            Paul E. Jeanbart

            * /s/ JOHN LOUDON              Director                                                  April 29, 2004
--------------------------------------
               John Loudon

         * /s/ ROBERT S. PARKER            Director                                                  April 29, 2004
--------------------------------------
            Robert S. Parker

          * /s/ CYRIL E. RANCE             Director                                                  April 29, 2004
--------------------------------------
             Cyril E. Rance

          * /s/ ALAN Z. SENTER             Director                                                  April 29, 2004
--------------------------------------
             Alan Z. Senter

         * /s/ JOHN T. THORNTON            Director                                                  April 29, 2004
--------------------------------------
            John T. Thornton

         * /s/ ELLEN E. THROWER            Director                                                  April 29, 2004
--------------------------------------
            Ellen E. Thrower

          * /s/ JOHN W. WEISER             Director                                                  April 29, 2004
--------------------------------------
             John W. Weiser


* By:  /s/ BRIAN M. O'HARA
       -----------------------------
       Brian M. O'Hara
       ATTORNEY-IN-FACT