Form 10-Q
period 2004-03-31
XL CAPITAL LTD
filed 2004-05-10
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

             As of May 10, 2004, there were 138,124,185 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2004	December 31, 2003

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2004, $19,755,284; 2003, $18,990,670)	$20,414,803	$19,494,356
Equity securities, at fair value (cost: 2004, $603,596; 2003, $473,112)	721,110	583,450
Short-term investments, at fair value (amortized cost: 2004, $1,021,654; 2003, $696,798)	1,026,002	697,450

Total investments available for sale	22,161,915	20,775,256
Investments in affiliates	2,035,727	1,903,341
Other investments	131,260	142,567

Total investments	24,328,902	22,821,164
Cash and cash equivalents	2,646,857	2,403,121
Accrued investment income	274,749	294,615
Deferred acquisition costs	996,477	777,882
Prepaid reinsurance premiums	1,113,821	977,595
Premiums receivable	4,966,109	3,487,322
Reinsurance balances receivable	1,283,692	1,359,486
Unpaid losses and loss expenses recoverable	5,763,149	5,779,997
Goodwill and other intangible assets	1,844,911	1,845,507
Deferred tax asset, net	256,945	310,077
Other assets	694,708	707,449

Total assets	$44,170,320	$40,764,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$16,718,056	$16,558,788
Deposit liabilities	4,378,401	4,050,334
Future policy benefit reserves	3,262,685	3,233,845
Unearned premiums	6,103,939	4,729,989
Notes payable and debt	2,736,867	1,905,483
Reinsurance balances payable	1,734,589	1,525,739
Net payable for investments purchased	86,577	96,571
Other liabilities	1,722,213	1,666,397
Minority interest	64,266	60,154

Total liabilities	$36,807,593	$33,827,300

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2004	December 31, 2003

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: 2004 and 2003, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: 2004 and 2003, 11,500,000;	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2004 and 2003, nil.	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: 2004, 138,077,156; 2003, 137,343,232	1,380	1,373
Additional paid in capital	3,886,876	3,949,421
Accumulated other comprehensive income	631,982	490,195
Deferred compensation	(84,195)	(46,124)
Retained earnings	2,926,477	2,541,843

Total shareholders’ equity	$7,362,727	$6,936,915

Total liabilities and shareholders’ equity	$44,170,320	$40,764,215

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,

	2004	2003

Revenues:
Net premiums earned — general operations	$1,574,925	$1,431,887
Net premiums earned — life and annuity operations	116,932	92,771
Net premiums earned — financial operations	32,588	26,973
Net investment income — general operations	156,511	149,001
Net investment income — life and annuity operations	63,702	37,459
Net investment income — financial operations	8,133	5,444
Net realized gains (losses) on investments	115,337	(4,663)
Net realized and unrealized gains on derivative instruments	11,597	14,493
Equity in net income of investment affiliates	70,376	26,798
Fee income and other	6,907	12,277

Total revenues	$2,157,008	$1,792,440

Expenses:
Net losses and loss expenses incurred — general operations and financial operations	$963,944	$885,254
Claims and policy benefits — life and annuity operations	134,063	119,558
Acquisition costs	277,270	240,312
Operating expenses	245,300	190,519
Exchange gains	(10,724)	(2,702)
Interest expense	40,057	46,140
Amortization of intangible assets	3,257	375

Total expenses	$1,653,167	$1,479,456

Income before minority interest, income tax and equity in net loss of insurance and financial affiliates	$503,841	$312,984
Minority interest in net income of subsidiary	4,660	1,862
Income tax	35,357	20,030
Equity in net loss of insurance and financial affiliates	1,575	41,087

Net income	$462,249	$250,005
Preference share dividends	(10,080)	(10,148)

Net income available to ordinary shareholders	$452,169	$239,857

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	137,624	136,216

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	139,044	137,631

Earnings per ordinary share and ordinary share equivalent — basic	$3.29	$1.76

Earnings per ordinary share and ordinary share equivalent — diluted	$3.25	$1.74

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,

	2004	2003

Net income	$462,249	$250,005
Change in net unrealized appreciation of investments	115,205	65,226
Foreign currency translation adjustments	26,582	(4,179)

Comprehensive income	$604,036	$311,052

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2004	2003

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$207	$207
Issue of shares	—	—

Balance—end of period	$207	$207

Class A Ordinary Shares:
Balance—beginning of year	$1,373	$1,360
Issue of shares	6	4
Exercise of stock options	1	1
Repurchase of shares	—	—

Balance—end of period	$1,380	$1,365

Additional Paid in Capital:
Balance—beginning of year	$3,949,421	$3,979,979
Issue of shares	42,634	28,992
Stock option expense	2,399	800
Exercise of stock options	4,723	2,344
Repurchase of shares	—	(76)
Issue of debt related to equity security units (Note 5)	(112,301)	—

Balance—end of period	$3,886,876	$4,012,039

Accumulated Other Comprehensive Income:
Balance—beginning of year	$490,195	$184,814
Net change in unrealized gains on investment portfolio, net of tax	110,876	66,449
Net change in unrealized gains on investment portfolio of other investments, net of tax	4,329	(1,223)
Currency translation adjustments	26,582	(4,179)

Balance—end of period	$631,982	$245,861

Deferred Compensation:
Balance—beginning of year	$(46,124)	$(31,282)
Issue of restricted shares	(42,857)	(28,323)
Amortization	4,786	3,524

Balance—end of period	$(84,195)	$(56,081)

Retained Earnings:
Balance—beginning of year	$2,541,843	$2,434,511
Net income	462,249	250,005
Dividends on Series A and B preference ordinary shares	(10,080)	(10,148)
Dividends on Class A ordinary shares	(67,535)	(65,380)
Repurchase of ordinary shares	—	(134)

Balance—end of period	$2,926,477	$2,608,854

Total Shareholders’ Equity	$7,362,727	$6,812,245

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2004	2003

Cash flows provided by operating activities:
Net income	$462,249	$250,005
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on sales of investments	(115,337)	4,663
Net realized and unrealized (gains) on derivative instruments	(11,597)	(14,493)
Amortization of discounts on fixed maturities	21,883	1,304
Amortization of intangible assets	3,257	375
Amortization of deferred compensation	4,786	3,524
Accretion of convertible debt	6,381	6,202
Accretion of deposit liabilities	19,416	24,123
Equity in net (income) loss of investment, financial and insurance affiliates	(68,801)	14,289
Unpaid losses and loss expenses	159,268	294,139
Unearned premiums	1,373,950	1,143,116
Premiums receivable	(1,478,787)	(914,328)
Unpaid losses and loss expenses recoverable	16,848	146,205
Future policy benefit reserves	28,840	—
Prepaid reinsurance premiums	(136,226)	(256,832)
Reinsurance balances receivable	75,794	(72,705)
Reinsurance balances payable	208,850	(45,524)
Deferred acquisition costs	(218,595)	(134,257)
Deferred tax asset	53,132	6,134
Other	121,322	123,299

Total adjustments	$64,384	$329,234

Net cash provided by operating activities	$526,633	$579,239

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	5,685,716	14,733,198
Proceeds from redemption of fixed maturities and short-term investments	305,168	4,903
Proceeds from sale of equity securities	67,274	341,262
Purchases of fixed maturities and short-term investments	(7,119,358)	(15,739,201)
Purchases of equity securities	(126,914)	(316,207)
Investments in affiliates, net of dividends received	(51,654)	5,666
Other investments	1,671	(992)

Net cash used in investing activities	$(1,238,097)	$(971,371)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	4,724	3,145
Repurchase of shares	—	(209)
Dividends paid	(77,615)	(75,528)
Proceeds from notes payable and issue of equity units	800,195	—
Deposit liabilities	225,088	60,176

Net cash provided by (used in) financing activities	952,392	(12,416)

Effects of exchange rate changes on foreign currency cash	2,808	(939)

Increase (decrease) in cash and cash equivalents	243,736	(405,487)
Cash and cash equivalents — beginning of period	2,403,121	3,557,815

Cash and cash equivalents — end of period	$2,646,857	$3,152,328

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Preparation and Consolidation

            These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

2.   Significant Accounting Policies

            Effective January 1, 2003, the Company has adopted the fair value recognition provisions of FASB 123, as amended by FAS 148, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FASB 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. Awards under the Company’s plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of Statement 123, the cost related to employee stock-based compensation included in the determination of net income would have been higher. The following table illustrates the net effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands, except per share amounts)	March 31,

	2004	2003

Net income available to ordinary shareholders— as reported	$452,169	$239,857
Add: Stock based employee compensation expense included in reported net income, net of related tax	2,399	800
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards , net of related tax effects	(12,786)	(11,290)

Pro forma net income available to ordinary shareholders	$441,782	$229,367

Earnings per share:
Basic – as reported	$3.29	$1.76
Basic – pro forma	$3.21	$1.68
Diluted – as reported	$3.25	$1.74
Diluted – pro forma	$3.18	$1.67

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements

            In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making ability; (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties or (3) the equity investment at risk does not absorb the expected losses or residual returns of the entity. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. In December 2003, FASB issued a revision to FIN 46 (“FIN 46-R”) which clarified several provisions of FIN 46, superseded the related FASB Staff Positions (“FSPs”), and amended the effective date and transition of the pronouncement, except for certain types of entities. The Company must apply the provisions of FIN 46-R to those variable interest entities that are not considered to be special purpose entities no later than March 31, 2004 and was required to apply the provisions of FIN 46 or FIN 46-R to those entities that are considered to be special purpose entities as at December 31, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition and results of operations.

            In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting for sales inducements to contract holders; and the classification and valuation of certain long-duration contract liabilities. The provisions of the SOP are effective for fiscal years beginning after December 15, 2003. The adoption of this SOP did not have a material effect on the Company’s financial condition or results of operations.

            In April 2004, the FASB issued FASB Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP”). The purpose of this FSP is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. The Company has provided the required disclosures related to its contingently convertible securities that are required by the FSP in its December 31, 2003 financial statements.

            In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (the “Issue”). In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (“LLCs”) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for noncontrolling investments in LLCs. This EITF addresses whether an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. The EITF reached a consensus that an investment in an LLC that maintains a “specific ownership account” for each investor—similar to a partnership capital account structure—should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. This EITF applies to all investments in LLCs and is effective for reporting periods beginning after June 15, 2004. The adoption of this Issue will not have a material effect on the Company’s financial condition or results of operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

            The following is an analysis of results by segment together with a reconciliation to net income:

Quarter Ended March 31, 2004:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$885,324	$689,601	$—	$1,574,925
Fee income and other	2,331	3,910	—	6,241
Net losses and loss expenses	544,926	416,822	—	961,748
Acquisition costs	119,723	144,228	—	263,951
Operating expenses (1)	128,989	43,755	—	172,744
Exchange losses (gains)	1,580	(11,463)	—	(9,883)

Underwriting profit	$92,437	$100,169	$—	$192,606

Life and Annuity Operations:
Life premiums earned	—	$95,239	$21,693	$116,932
Fee income and other	—	46	69	115
Claims and policy benefits	—	116,176	17,887	134,063
Acquisition costs	—	7,683	2,708	10,391
Operating expenses (1)	—	2,964	3,257	6,221
Exchange losses (gains)	—	(841)	—	(841)
Net investment income	—	45,411	18,291	63,702
Interest expense	—	138	10,258	10,396

Net income from life and annuity operations	$—	$14,576	$5,943	$20,519

Financial Operations:
Net premiums earned			$32,588	$32,588
Fee income and other			551	551
Net losses and loss expenses			2,196	2,196
Acquisition costs			2,928	2,928
Operating expenses (1)			16,794	16,794

Underwriting profit			$11,221	$11,221

Investment income — financial guaranty			$8,133	$8,133
Net realized and unrealized losses on weather and energy derivatives			(4,664)	(4,664)
Net realized and unrealized gains on credit derivatives			13,360	13,360
Operating expenses — weather and energy (1)			7,936	7,936
Equity in net loss of financial affiliates			(2,590)	(2,590)
Minority interest			4,660	4,660

Contribution from financial operations			$12,864	$12,864

Net investment income — general operations				$156,511

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended March 31, 2004: (Continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services	Total

Net realized and unrealized gains on investments and derivative instruments (3)				$118,238
Equity in net income of investment and insurance affiliates				71,391
Interest expense (2)				29,661
Amortization of intangible assets				3,257
Corporate operating expenses				41,605
Income tax				35,357

Net Income				$462,249

General Operations:
Loss and loss expense ratio (4)	61.6%	60.4%		61.1%
Underwriting expense ratio (4)	28.0%	27.3%		27.7%

Combined ratio (4)	89.6%	87.7%		88.8%

______________

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(3)	This includes net realized gains on investments of $115.0 million and net realized and unrealized gains on investment derivatives of $3.0 million.

(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

Quarter Ended March 31, 2003:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services	Total

General Operations:
Net premiums earned	$881,227	$550,660	$—	$1,431,887
Fee income and other	2,148	11,450	—	13,598
Net losses and loss expenses	521,285	350,506	—	871,791
Acquisition costs	124,450	104,649	—	229,099
Operating expenses (1)	98,096	34,560	—	132,656
Exchange losses (gains)	7,717	(10,125)	—	(2,408)

Underwriting profit	$131,827	$82,520	$—	$214,347

Life and Annuity Operations:
Life premiums earned	$—	$83,237	$9,534	$92,771
Fee income and other	—	—	21	21
Claims and policy benefits	—	110,472	9,086	119,558
Acquisition costs	—	6,953	1,057	8,010

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended March 31, 2003: (Continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services	Total

Operating expenses (1)	$—	$2,265	$2,433	$4,698
Exchange losses (gains)	—	(294)	—	(294)
Net investment income	—	31,548	5,911	37,459
Interest expense (2)	—	—	2,136	2,136

Net (loss) income from life and annuity operations	$—	$(4,611)	$754	$(3,857)

Financial Operations:
Net premiums earned			$26,973	$26,973
Fee income and other			(1,342)	(1,342)
Net losses and loss expenses			13,463	13,463
Acquisition costs			3,203	3,203
Operating expenses (1)			13,287	13,287

Underwriting loss			$(4,322)	$(4,322)

Investment income — financial guaranty			$5,444	$5,444
Net realized and unrealized gains on weather and energy derivatives			10,410	10,410
Net realized and unrealized losses on credit derivatives			(567)	(567)
Operating expenses — weather and energy (1)			5,571	5,571
Equity in net income of financial affiliates			518	518
Minority interest			2,070	2,070

Contribution from financial operations			$3,842	$3,842

Net investment income-general operations				$149,001
Net realized and unrealized losses on investments and derivative instruments (3)				(13)
Equity in net loss of investment and insurance affiliates				(14,807)
Interest expense (2)				44,004
Amortization of intangible assets				375
Corporate operating expenses (1)				34,307
Minority interest				(208)
Income tax				20,030

Net Income				$250,005

General Operations:
Loss and loss expense ratio (4)	59.2%	63.7%		60.9%
Underwriting expense ratio (4)	25.2%	25.2%		25.2%

Combined ratio (4)	84.4%	88.9%		86.1%

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarter Ended March 31, 2003: (Continued)

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(3)	This includes net realized losses on investments of $4.7 million and net realized and unrealized gains on investment derivatives of $4.7 million.

(4)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

The following tables summarize the Company’s net premiums earned by line of business:

Quarter Ended March 31, 2004:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services

General Operations:
Professional liability	$273,587	$—	$—
Casualty	223,931	285,654	—
Property catastrophe	11,573	64,988	—
Other property	122,246	192,386	—
Marine, energy, aviation and satellite	220,850	54,317	—
Accident and health	1,413	10,393	—
Other (1)	31,724	81,863	—

Total general operations	885,324	689,601	—
Life and Annuity Operations	—	95,239	21,693
Financial Operations	—	—	32,588

Total	$885,324	$784,840	$54,281

______________

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

Quarter Ended March 31, 2003:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Financial Products and Services

General Operations:
Professional liability	$212,823	$—	$—
Casualty	224,743	219,678	—
Property catastrophe	—	58,536	—
Other property	157,973	176,284	—
Marine, energy, aviation and satellite	178,335	49,866	—
Accident and health	18,780	5,550	—
Other (1)	88,573	40,746	—

Total general operations	881,227	550,660	—
Life and Annuity Operations	—	83,237	9,534
Financial Operations	—	—	26,973

Total	$881,227	$633,897	$36,507

______________

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  5.   Notes Payable and Debt and Financing Arrangements

            In March, 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in proceeds from the sale of the Units after deducting underwriting discounts. The Company intends to use the net proceeds from the sale of the Units for general corporate purposes.

            Each Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holder’s obligation under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy in full the holders’ obligation to purchase its ordinary shares under the purchase contracts.

            In connection with this transaction, $88.6 million, which is the estimated fair value of the purchase contract was charged to “Additional paid in capital” and a corresponding liability was established. Of the total costs associated with the issuance of the Units of $26.8 million, $23.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt. The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income (loss) per ordinary share assuming dilution for the three month period ended March 31, 2004.

            The Company has entered into three new bilateral unsecured letter of credit facilities in 2004 to provide additional capacity to support the Company’s U.S. non-admitted business. The new facilities total $125.0 million of which $50.0 million was utilized at March 31, 2004.

6.    Exposures under Guaranties

            The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guaranty the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract.

            The net outstanding exposure as at March 31, 2004 of financial guaranty aggregate insured portfolios was $57.3 billion, which includes credit default swap exposures of $10.0 billion. The net liability for these credit default swaps has a carrying value of $106.2 million.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Derivative Instruments

            The Company enters into investment and weather and energy derivative instruments for both risk management and trading purposes. The Company enters into credit derivatives in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

            The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three months ended March 31, 2004 and 2003:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,

	2004	2003

Credit default swaps	$13,053	$(567)
Weather and energy risk management products	(4,664)	10,410
Investment derivatives	3,208	4,650

Net realized and unrealized gains on derivatives	$11,597	$14,493

8.   XL Capital Finance (Europe) plc

            XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.0 billion as of December 31, 2003.

9.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,

	2004	2003

Basic earnings per ordinary share:
Net income	$462,249	$250,005
Less: preference share dividends	(10,080)	(10,148)

Net income available to ordinary shareholders	$452,169	$239,857

Weighted average ordinary shares outstanding (2)	137,624	136,216
Basic earnings per ordinary share	$3.29	$1.76

Diluted earnings per ordinary share:
Net income	$462,249	$250,005
Less: preference share dividends	(10,080)	(10,148)

Net income available to ordinary shareholders	$452,169	$239,857

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (continued)

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,

	2004	2003

Weighted average ordinary shares outstanding—basic (2)	137,624	136,216
Average stock options outstanding (1)	1,420	1,415

Weighted average ordinary shares outstanding—diluted (2)	139,044	137,631

Diluted earnings per ordinary share	$3.25	$1.74

Dividends per ordinary share	$0.49	$0.48

______________

(1)	Net of shares repurchased under the treasury stock method.

(2)	Future weighted average number of shares outstanding may be affected by the convertible debt issued during 2001. Due to the contingent nature of the conversion features of the debt, there was no effect on diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003.

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

            This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2003.

Executive Overview

            See Executive Overview in Item 7 of the Company's Form 10-K for the year ended December 31, 2003.

Results of Operations

            The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2004 and 2003.

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,

	2004	2003

Net income available to ordinary shareholders	$452,169	$239,857

Earnings per ordinary share— basic	$3.29	$1.76
Earnings per ordinary share— diluted(1)	$3.25	$1.74
Weighted average number of ordinary shares and ordinary share equivalents—basic	137,624	136,216
Weighted average number of ordinary shares and ordinary share equivalents—diluted(1)	139,044	137,631

______________

(1)	Average stock options outstanding have been excluded where anti-dilutive to earnings per ordinary share.

            The Company’s net income and other financial measures as shown below for the three months ended March 31, 2004 have been affected, among other things, by the following significant items:

1)	A competitive underwriting environment in certain product lines.

2)	Stable reported losses with low levels of catastrophe losses in the quarter.

3)	Growing asset base and positive performance from investment affiliates.

1.	A competitive underwriting environment.
Overall market conditions remain strong although increased competition has begun to cause moderation in pricing. Given the differing dynamics of the markets in which the Company operates moderation of pricing is taking place at a different pace in different markets. For instance the Company is seeing quite different patterns in Europe compared with the U.S. Market conditions vary considerably by geographic region and product line. While moderate price increases continue to be seen in the casualty lines, competitive pressures have reduced the growth in rates. Property lines have begun to see rate decreases as certain competitors pursue premium growth. Based on continued solid demand and the benefits of price increases and improved terms achieved over the last several renewals, the Company believes that business in the insurance and reinsurance markets remains adequately priced. Performance by segment is further discussed in the segment analysis below.

2.	Stable reported losses with low levels of catastrophe losses in the quarter.
The Company’s loss and loss expense ratio on general business for the quarter ended March 31, 2004 was 61.1% compared with 60.9% for the same period in 2003, primarily due to the low level of catastrophic losses in the quarter. This is further discussed in the segment analysis below.

3.	Growing asset base and positive performance from investment affiliates.
Total net investment income from assets in all business lines has increased from $191.9 million for the three months ended March 31, 2003 to $228.3 million in 2004. This growth has been based primarily on strong cash flows. Earnings from equity in investment affiliates in the first quarter of 2004 were $70.4 million compared to $26.8 million in the comparable period last year. These results reflect positive performance in the Company’s alternatives portfolio, as well as positive financial results within many of the investment managers where the Company has a minority equity stake. This is further discussed within the investment activities analysis below.

Financial Measures

            The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)

	(Unaudited) Three Months Ended March 31,

	2004	2003

Underwriting (loss) profit – general operations	$192,606	$214,347
Combined ratio – general operations	88.8%	86.1%
Investment income – general operations	$156,511	$149,001
Annualized return on average ordinary shareholders’ equity	27.3%	15.5%

	(Unaudited) March 31, 2004	December 31, 2003

Book value per ordinary share	$49.58	$46.74

Underwriting profit - general operations

            One way that the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three months ended March 31, 2004 are reflective of the combined ratio discussed below.

Combined ratio – general operations

            The combined ratio for general operations is used by the Company and many other property and casualty insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% reflects an underwriting loss. Increases in the Company’s combined ratio for the quarter ended March 31, 2004 compared to the same quarter in the previous year are a result of a slightly increased loss and loss expense ratio combined with an increase in the underwriting expense ratio. The increase in loss and loss expense ratio is primarily due to a change in the mix of overall business written. The increase in the underwriting expense ratio is primarily due to the establishment of additional infrastructure to support growth across the Company, work related compliance with the Sarbanes-Oxley Act and foreign exchange impacts.

Net investment income– general operations

            Net investment income from the Company’s general operations is an important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average investment portfolio outstanding during the quarter ended March 31, 2004 has increased as compared to the same period in 2003 due to positive cash flows combined with capital raising activities. Total investments as at March 31, 2004 were $24.3 billion as compared to $19.1 billion as at March 31, 2003.

Book value per ordinary share

            Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Both net income and the overall net unrealized gain position of the investment portfolio have increased significantly during the first quarter of 2004.

Return on average ordinary shareholders’ equity

            Return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholder’s equity. The Company establishes target ROE’s for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to reevaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The improvement in this financial measure is due to the key operating factors noted above combined with a 7% increase in return related specifically to the net realized gains recognized in the period.

Other Key Focuses of Management

            See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

            See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

            See the discussion of the Company’s Variable Interest Entities and other Off-Balance Sheet Arrangements in Item 7 of the Company’s Form
10-K for the year ended December 31, 2003.

Segments

Insurance

            General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability insurance, environmental liability insurance, political risk insurance, professional liability, aviation and satellite insurance, employment practices liability insurance, surety, marine, specie, bloodstock and certain other insurance coverages including program business.

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

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

General:	2004	2003	% Change

Gross premiums written	$1,720,245	$1,477,254	16.5%
Net premiums written	1,295,923	1,088,405	19.1%
Net premiums earned	885,324	881,227	0.5%
Fee income and other	2,331	2,148	8.5%
Net losses and loss expenses	544,926	521,285	4.5%
Acquisition costs	119,723	124,450	(3.8)%
Operating expenses	128,989	98,096	31.5%
Exchange losses	1,580	7,717	(79.5)%

Underwriting profit	$92,437	$131,827	(29.9)%

            Gross and net premiums written increased by 16.5% and 19.1%, respectively, in the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003. This increase is primarily due to new business written across most lines and favorable foreign exchange movements. The most significant growth due to new business was seen in casualty and marine lines of business combined with several new product offerings in the professional liability and property catastrophe lines. The new insurance initiatives added approximately $64 million to gross written premium. The weakening of the U.S. dollar against U.K. sterling and the Euro since the first quarter of 2003 accounted for approximately 6% of the increase in gross premiums written in the three months ended March 31, 2004. Partially offsetting the growth in net premiums written in 2004 were moderate rate reductions in certain property lines and growing rate pressures on most casualty lines.

            Net premiums earned in the quarter ended March 31, 2004 were flat when compared to the same quarter in 2003. Increases in net premiums written in the current and prior year were offset by the commutation in the quarter of certain political risk policies and a change in estimate related to the level of ceded premium in certain Lloyd’s portfolios. Net premiums earned also reflects a decrease over the same quarter prior year related to previously non-renewed portfolios (specialty workers compensation, certain Lloyd’s international programs, and accident & health) as the earned premium impact of the non-renewed business cited above lags the written premium impact.

            Exchange losses in the quarter ended March 31, 2004 were primarily due to the strengthening of U.K. sterling against the Euro. These losses were offset by the strengthening of the U.S. dollar in the first quarter of 2004 against the Euro in those entities whose functional currency is the Euro and which are exposed to net U.S. dollar liabilities.

            The decrease in the underwriting profit in the first quarter of 2004 as compared with the very strong performance in the first quarter of 2003 was also reflective of the combined ratios as shown below.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2004	2003

Loss and loss expense ratio	61.6%	59.2%
Underwriting expense ratio	28.0%	25.2%

Combined ratio	89.6%	84.4%

            The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the three months ended March 31, 2004 increased compared with the three months ended March 31, 2003 largely due to the outstanding performance in the prior year. There has been favorable prior year net loss development in the quarter ended March 31, 2004 primarily in property lines.

            Higher premium rates on the current quarter earned premiums have maintained the low loss and loss expense ratio achieved by favorable prior period loss development in the same period in 2003.

            The increase in the underwriting expense ratio in the three months ended March 31, 2004 compared to the same period in 2003 was due to an increase in the operating expense ratio of 3.5 points (14.6% as compared to 11.1%) partially offset by a reduction in the acquisition expense ratio of 0.6 points (13.5% as compared to 14.1%). The increase in the operating expense ratio was due primarily to the increased costs associated with supporting new business growth in the segment operations globally in particular the start up operations, and an allocation of certain corporate expenses to the segment. The reduction in the acquisition expense ratio is due primarily to a change in the mix of business earned during the quarter compared to the same quarter in the prior year.

Reinsurance

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

            The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

General:	2004	2003	% Change

Gross premiums written	$1,680,437	$1,513,795	11.0%
Net premiums written	1,488,838	1,259,370	18.2%
Net premiums earned	689,601	550,660	25.2%
Fee income and other	3,910	11,450	(65.9)%

	(Unaudited) Three Months Ended March 31,

	2004	2003	% Change

Net losses and loss expenses	416,822	350,506	18.9%
Acquisition costs	144,228	104,649	37.8%
Operating expenses	43,755	34,560	26.6%
Exchange gains	11,463	10,125	13.2%

Underwriting profit	$100,169	$82,520	21.4%

            Gross and net premiums written increased 11.0% and 18.2%, respectively, in the first quarter of 2004 as compared to the first quarter of 2003. The growth in gross written premiums was due to a combination of new and renewal business growth (including rate changes and increased line shares) of approximately 8% and premium adjustments in respect of prior year business of 3%. Net written premiums reflect the above gross changes, together with higher retentions, including approximately $40.0 million of quota share premiums from Le Mans Re previously ceded but now retained within the group. Favorable foreign exchange movements have also contributed to the growth in gross written premiums. The net increase in new and renewed business written reflects underlying rate improvements in the range of 10%-15% on the U.S. and London casualty portfolio and rate decreases generally in the range of up to 15% across U.S. property lines. Some international property rates also saw reductions but generally remained reasonably firm. Rate decreases also occurred in the marine, aviation and satellite lines. The first quarter is the major renewal season for the Company's general reinsurance business and generated between 40% and 45%, of the full year's gross written premiums for 2002 and 2003.

            Net premiums earned in the first quarter of 2004 increased 25.2% as compared to the first quarter of 2003, due primarily to the earning of net written premium growth in the last 12 months. Casualty reinsurance net premiums earned were $285.6 million in the first quarter of 2004 as compared to $219.7 million in the same period in 2003.

            Fee income and other relates primarily to fees earned on deposit liability contracts which are earned based on individual underlying contractual terms and conditions. The decrease in fee income is in line with management expectations given those terms and conditions.

            The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2004	2003

Loss and loss expense ratio	60.4%	63.7%
Underwriting expense ratio	27.3%	25.2%

Combined ratio	87.7%	88.9%

            The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

            There were no significant catastrophic loss events affecting the Company in the first quarter of 2004 or 2003. The decrease in the loss and loss expense ratio in the quarter ended March 31, 2004 compared to the same quarter in 2003 primarily reflected lower than expected incurred loss development in the quarter and price improvements on earned premiums from prior periods in first quarter of 2004. Losses related to a Lloyd’s stop loss cover impacted the quarter ended March 31, 2003.

            The Company continues to monitor the development of the NAC Re 1997-2001 portfolio, which was the subject of the detailed Claims Audit Review (“CAR”) project in the fourth quarter of 2003. Based on the Company’s current analysis, actual loss emergence is in line with expectations.

            The increase in the underwriting expense ratio in the first quarter of 2004 as compared with the first quarter of 2003 was primarily due to an increase in the acquisition expense ratio to 20.9% as compared to 19.0% in the first quarter of 2003. This increase was mainly due to increased profit commission and that certain reinstatement premiums assumed in 2003 are not subject to acquisition costs. The operating expense ratio remained relatively consistent increasing to 6.4% for the first quarter of 2004 from 6.3% in the same quarter in 2003.

            Exchange gains in the three months ended March 31, 2004 were mainly attributable to a strengthening in the value of U.K. sterling in the quarter in those operations with U.S. dollars as their functional currency and net U.K. sterling assets.

Reinsurance — Life and Annuity Operations

            Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

            The following summarizes net (loss) income from life operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

Life and Annuity:	2004	2003	% Change

Gross premiums written	$94,269	$93,137	1.2%
Net premiums written	94,191	86,189	9.3%
Net premiums earned	95,239	83,237	14.4%
Fee income and other	46	—	NM
Claims and policy benefits	116,176	110,472	5.2%
Acquisition costs	7,683	6,953	10.5%
Operating expenses	2,964	2,265	30.9%
Net investment income	45,411	31,548	43.9%
Interest expense	138	—	NM
Exchange gains	841	294	186.1%

Net income (loss) from life and annuity operations	$14,576	$(4,611)	NM

______________

*	NM — Not Meaningful

            All of the above items increased moderately in the first quarter of 2004 as compared to the first quarter of 2003 as a result of new business written and earned as the Company continues to expand its life reinsurance operations worldwide. In particular, the Company wrote several new regular premium term assurance contracts in the fourth quarter of 2003, which were generating further written premiums in the current and subsequent quarters. The increase in net premiums written and earned relative to gross premiums written was primarily due to the termination of a retrocession agreement with an insurance affiliate in the third quarter of 2003.

            Claims and policy benefits also increased in line with the growth in net premiums earned and include the movement in policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract.

            Acquisition costs, operating expenses and net investment income increased in the first quarter of 2004 as compared to the first quarter of 2003 in line with the expansion of this business.

            Net investment income is included in the calculation of net income from life operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. A large annuity contract was written in the fourth quarter of 2003, which significantly increased the life business invested assets.

Financial Products and Services

Financial Products and Services – Financial Operations

            Financial Products and Services – Financial Operations business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance and weather and energy risk management products. Many of these transactions are unique and tailored to the specific needs of the insured or user.

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

            The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

General:	2004	2003	% Change

Gross premiums written	$56,889	$44,766	27.1%
Net premiums written	52,334	43,996	19.0%
Net premiums earned	32,588	26,973	20.8%
Fee income and other	551	(1,342)	NM
Net losses and loss expenses	2,196	13,463	(83.7)%
Acquisition costs	2,928	3,203	(8.6)%
Operating expenses	16,794	13,287	26.4%

Underwriting profit (loss)	$11,221	$(4,322)	NM

Investment income - financial guaranty	8,133	5,444	49.4%
Net realized and unrealized (losses) gains on weather and energy derivative instruments	(4,664)	10,410	(144.8)%
Operating expenses –weather and energy	7,936	5,571	42.5%
Equity in net (loss) income of financial affiliates	(2,590)	518	NM
Minority interest	4,660	2,070	125.1%
Net realized and unrealized gains (losses) on credit default swaps	13,360	(567)	NM

Net contribution from financial operations	$12,864	$3,842	234.7%

______________

*	NM — Not Meaningful

            Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Increases in gross and net premiums written of 27.1% and 19.0% respectively, in the first quarter of 2004 as compared to the same period in 2003 are primarily due to increased installments on new financial guaranty business written in 2003 and in the quarter ended March 31, 2004.

            The growth in net premiums earned in the first quarter of 2004 as compared to the same period in 2003 was greater than the increase in net premiums written over the same period. This is because these premiums earn out over the life of the underlying exposures, which are typically longer than the risk periods related to the Company’s insurance and reinsurance general operations.

            As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. Net losses and loss expenses in the quarter ended March 31, 2004 decreased substantially compared to the first quarter of 2003. This decrease is primarily a result of financial guaranty exposures written in prior periods being less than originally reserved for, resulting in a release of prior period financial guaranty reserves of $6.2 million.

            In the three months ended March 31, 2004, acquisition costs as a percentage of net premiums earned decreased as compared to the first quarter of 2003, due to a change in the average term over which the acquisition costs were being expensed which more accurately reflects the life of the exposures.

            Operating expenses increased in the first quarter of 2004 as compared to the first quarter of 2003 due to expansion of all activities in the segment.

            Net investment income related to the financial guaranty business increased in 2004 due to the larger investment portfolio created by growth in premium receipts and a $100 million capital infusion in the fourth quarter of 2003.

            The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a loss in the quarter ended March 31, 2004 as compared to gains in the same quarter in 2003. During the first quarter of 2004 the winter weather portfolio experienced losses due to higher than expected temperature volatility. During the first quarter of 2003, $10.4 million in gains were recognized on derivative contracts related to natural gas exposures, however later in the year ended December 31, 2003 both the positions and activity related to natural gas derivatives were significantly reduced.

            Equity in net income of financial affiliates decreased in the first quarter of 2004 as compared to the first quarter of 2003 due primarily to an equity loss in the Company’s investment in Primus Guaranty, Ltd (“Primus”). Primus specializes in providing credit risk protection through credit derivatives. Primus had a negative mark-to-market adjustment in the quarter.

            The increase in minority interest in 2004 and 2003 is due to an increase in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

            The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities, particularly the higher rated tranches. The net realized and unrealized gains in the quarter ended March 31, 2004 related to the fair value adjustment for credit derivatives as well as the premiums earned associated with these transactions. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools. The Company continues to monitor its credit exposures and adjust the fair value of these derivatives as required.

Financial Products and Services— Life and Annuity Operations

            The Company commenced writing life business in this segment in the fourth quarter of 2002. The Company writes municipal reinvestment contracts, funding agreements and institutional life products.

            The Company commenced writing municipal reinvestment contracts in 2002 and funding agreements in 2003 whereby the Company receives deposits at contractual interest rates. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability.

            In December 2002, certain blocks of U.S. based term life mortality reinsurance business written were novated to the Company from an insurance affiliate.

            The following table summarizes net income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2004	2003	% Change

Gross premiums written	$21,616	$18,187	18.9%
Net premiums written	21,693	11,124	95.0%
Net premiums earned	21,693	9,534	127.5%
Fee income and other	69	21	NM
Claims and policy benefits – Life and annuity operations	17,887	9,086	96.9%
Acquisition costs	2,708	1,057	156.2%
Operating expenses	3,257	2,433	33.9%
Net investment income	18,291	5,911	209.4%
Interest expense	10,258	2,136	NM

Net income from life and annuity operations	$5,943	$754	NM

______________

*	NM — Not Meaningful

            Gross and net premiums written and earned relate to the blocks of U.S. based term life mortality reinsurance business. Claims and policy benefits from this book of business are in line with management’s expectations.

            Net premiums earned, claims and policy benefit reserves and acquisition costs are all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement of certain of these exposures which led to the significant increase in net premiums written compared to the quarter ended March 31, 2003.

            Net investment income and interest expense relate to municipal reinvestment contracts and funding agreements transactions. The increase in investment income and the related interest expense was due to the initiation of the funding agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The average balances outstanding for funding agreements and municipal reinvestment contracts have increased from nil and $0.5 billion respectively as at March 31, 2003 to $700 million and $1.7 billion respectively as at March 31, 2004.

Investment Activities

            The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives from general operations for the quarters ended March 31, 2004 and 2003.

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,

	2004	2003	% Change

Net investment income — general operations	$156,511	$149,001	5.0%
Equity in net income of investment affiliates	70,376	26,798	162.6%
Net realized gains (losses) on investments	115,337	(4,663)	NM
Net realized and unrealized gains (losses) on investment derivative instruments – general operations	3,208	4,650	NM

______________

*	NM — Not Meaningful

            Net investment income related to general operations increased moderately in the first quarter of 2004 as compared to the first quarter of 2003 due primarily to a higher investment base. The growth in the investment base included net cash provided by operations, and the receipt of funds related to new debt and equity security units issued by the Company during the first quarter of 2004. The market yield to maturity on the fixed income portfolio was 3.6% at March 31, 2004 as compared to 4.1% at March 31, 2003.

            Equity in net income of investment affiliates increased in the first quarter of 2004 compared to the first quarter of 2003 due to strong performance in both the alternative portfolios and financial results of the investment managers where the Company has a minority stake. The Company’s forecasted returns from our investment affiliates are between 9% and 10% although this is not expected to earn evenly throughout the year.

            At March 31, 2004 and 2003, approximately 80% and 60% respectively of the investment portfolio could not be meaningfully compared to applicable public market indices. This includes the deposit and regulatory holdings that are subject to investment restrictions and the Company’s structured portfolio (i.e. assets supporting deposit liabilities and future policy benefit reserves) where, due to the unique nature of the underlying liabilities, customized benchmarks are used to measure performance. For those portions of the investment portfolio approximately 20% and 40%, respectively, could be meaningfully compared to public market indices. The following is a summary of the investment performance for the first quarters of 2004 and 2003:

	(Unaudited) Three months ended March 31,

	2004	2003

Asset/Liability Portfolios	(Note 1)

U.S. Investment Grade, Moderate Duration	n/a	1.6%
Lehman Aggregate Bond Index	n/a	1.4%

Relative Performance	n/a	0.2%

U.S. Investment Grade, Low Duration	n/a	1.2%
Salomon 1-3 Year Treasury Index	n/a	0.6%

Relative Performance	n/a	0.6%

Euro Aggregate, Unhedged	3.1%	1.6%
Lehman Euro Aggregate Index	2.9%	2.0%

Relative Performance	0.2%	(0.4)%

Pan European, Hedged	1.5%	3.8%
Merrill U.K. / Merrill Pan Europe Composite	1.5%	3.5%

Relative Performance	0.0%	0.3%

U.K. Sterling, Unhedged	n/a	1.8%
Merrill U.K. Sterling Broad Index, 1-10 Years	n/a	1.8%

Relative Performance	n/a	-

Risk Asset Portfolios — Fixed Income

U.S. Moderate Grade	2.7%	5.0%
Investment Grade / High Yield Composite	3.2%	3.6%

Relative Performance	(0.5)%	1.4%

	(Unaudited) Three months ended March 31,

	2004	2003

U.S. High Yield	0.6%	5.1%
CS First Boston High Yield Index	2.7%	6.9%

Relative Performance	(2.1)%	(1.8)%

Risk Asset Portfolios — Equities

U.S. Large Cap Growth Equity	(0.3)%	(1.2)%
Russell 1000 Growth Index	0.7%	(1.1)%

Relative Performance	(1.0)%	(0.1)%

U.S. Large Cap Value Equity	4.8%	(3.8)%
Russell 1000 Value Index	2.9%	(5.0)%

Relative Performance	1.9%	1.2%

U.S. Small Cap Equity	5.9%	(2.9)%
Russell 2000 Index	6.2%	(4.5)%

Relative Performance	(0.3)%	1.6%

Non-U.S. Equity	6.1%	(7.4)%
MSCI EAFE Index	4.3%	(8.2)%

Relative Performance	1.8%	0.8%

Risk Asset Portfolios — Alternative Investments

Alternative Investments (Note 2)	4.0%	1.7%
Standard and Poor’s 500 Index (Note 2)	1.7%	(3.1)%

Relative Performance	2.3%	4.8%

______________

            Note 1 – All U.S. and Sterling fixed income portfolios within Asset/Liability investment portfolios are now managed relative to custom liability benchmarks. Comparisons to market indices are no longer relevant.

            Note 2 – Effective June 30, 2003, alternative investments are priced one month in arrears; however, cash flows are reflected in the current reporting period. For comparative purposes, effective June 2003, the Standard & Poor’s 500 Index returns are lagged one month.

            Net realized gains on investments in the first quarter of 2004 included net realized gains of $115.7 million from sales of investments and net realized losses of approximately $0.4 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

            Net realized losses on investments in the first quarter of 2003 included net realized gains of approximately $70.4 million from sales of investments and $75.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

            Net realized and unrealized gains on investment derivatives in the first quarter of 2004 resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio.

Net Unrealized Gains and Losses on Investments

            At March 31, 2004, the Company had net unrealized gains on fixed income securities of $659.5 million and net unrealized gains on equities of $117.5 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $53.0 million and $9.6 million respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2004 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

            At March 31, 2004, approximately 2,100 fixed income securities out of a total of approximately 14,300 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $4.1 million. Approximately 300 equity securities out of a total of approximately 1,800 securities were in an unrealized loss position at March 31, 2004 with the largest individual loss being $1.0 million.

            The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2004 had been in a continual unrealized loss position:

(U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2004

Fixed Income and Short-Term	Less than six months	$19,770
	At least 6 months but less than 12 months	29,628
	At least 12 months but less than 2 years	3,065
	Over 2 years	493

	Total	$52,956

Equities	Less than six months	$6,819
	At least 6 months but less than 12 months	2,597
	At least 12 months but less than 2 years	100
	Over 2 years	129

	Total	$9,645

            At March 31, 2004 the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)

Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2004

Less than 1 year remaining	$367
More than 1 and less than 5 years remaining	6,771
More than 5 and less than 10 years remaining	14,935
More than 10 and less than 20 years remaining	11,571
20 years or more remaining	11,802
Mortgage backed securities	7,510

Total	$52,956

            The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 4% of the total fixed income portfolio market value at March 31, 2004. These securities have a higher volatility to changes in fair values than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at March 31, 2004, $7.2 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)

Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2004

Less than six months	$1,759
At least 6 months but less than 12 months	4,136
At least 12 months but less than 2 years	861
More than 2 years	410

Total	$7,166

Other Revenues and Expenses

            The following table sets forth other revenues and expenses for the three months ended March 31, 2004 and 2003:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31

	2004	2003	% Change

Equity in net income (loss) of insurance affiliates	1,015	(41,605)	NM
Amortization of intangible assets	3,257	375	NM
Corporate operating expenses	41,605	34,307	21.3%
Interest expense	29,661	44,004	(32.6)%
Minority interest	—	(208)	NM
Income tax expense	35,357	20,030	76.5%

______________

*	NM — Not Meaningful

            The equity earnings of insurance affiliates were significantly improved during the quarter ended March 31, 2004 when compared to the same period in the prior year, which included an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re (Holdings) Ltd.

            Corporate operating expenses in the first quarter ended March 31, 2004 increased compared to the three months ended March 31, 2003 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act and costs related to the Company’s global branding campaign.

            The decrease in interest expense primarily reflected a lower accretion charge on the deposit liabilities due to the commutation of certain finite reinsurance contracts. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

            The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations.

Financial Condition, Liquidity and Capital Resources

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

            The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company's subsidiaries or affiliates, except for express written financial support provided by XL Insurance (Bermuda) Ltd. in connection with the Company's financial guaranty subsidiaries and where other express written guaranty or other financial support arrangements are in place.

            The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business would be adversely affected in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. In January 2004 several of the internationally recognized rating agencies amended their financial strength ratings of the Company’s principal insurance and reinsurance subsidiaries and pools following the announcement by the Company of an increase in the prior period loss reserves in the fourth quarter of 2003. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

            The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company's principal insurance and reinsurance subsidiaries and pools.

Rating agency	Rating
Standard & Poor's	AA-	(Outlook Stable)
Fitch	AA	(Stable)
A.M. Best	A+	(Outlook Negative)
Moody's Investor Services	Aa2	(except members of the XL America Pool, XL Re Ltd. and XL Life Insurance and Annuity Company, which are rated Aa3.

            The following are the financial strength ratings from internationally recognized rating agencies in relation to the Company's principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating
Standard & Poor's	AAA
Fitch	AAA
Moody's Investor Services	Aaa

            In addition, XL Capital Ltd. currently has the following long term debt ratings: "a-" (Outlook Negative) from A.M. Best, "A" (Negative) from Standard and Poor's, "A2" (Stable) from Moody's and "A" (Stable) from Fitch.

            Financial Condition

            At March 31, 2004, total investments available for sale and cash, net of unsettled investment trades, were $24.7 billion compared to $23.1 billion at December 31, 2003. This increase in investment assets related primarily to proceeds of notes payable and the issuance of equity units of $800.2 million, cash flow generated from operating activities for the quarter of $525.9 million, and the receipt of deposit liabilities of $225.1 million. Of the Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, at March 31, 2004, approximately 99% was managed by several outside investment management firms. Approximately 96% of fixed maturity and short-term investments are investment grade, with 71% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA”.

            As a significant portion of the Company’s net premium written incepts in the first quarter of the year, certain assets and liabilities have increased at March 31, 2004 compared to December 31, 2003. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. For the three months ended March 31, 2004, currency translation adjustment losses were $26.6 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized losses on foreign currency exchange rate movement in those operations where the functional currency is not the U.S. dollar.

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

            Included in unpaid loss and loss expenses recoverable at March 31, 2004 is an unsecured, net recoverable from the Winterthur Swiss Insurance Company (the “Seller”) of $750.1 million, related to the acquisition of Winterthur International. This amount is subject to ongoing adjustment, and the Seller is currently rated “A” by S&P. The sale and purchase agreement (“SPA”) provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International business. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The Company is currently preparing to submit its statement of the amount due from the Seller under the SPA. This preparation includes a review of the three year post closing seasoning period ended June 30, 2004. Completion of this review is expected to result in an increase in the net recoverable from the Seller that may be material. The amount of any adjustment is not yet determinable at this point. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason.

            Inflation can, among other things, potentially result in larger claims. The Company’s underwriting philosophy is to adjust premiums in response to inflation.

            Liquidity and Capital Resources

            As at March 31, 2004, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $7.1 billion, of which $2.7 billion in debt was outstanding. In addition, $2.8 billion of letters of credit were outstanding as of Match 31, 2004, 8% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

            In May 2001, the Company issued $1.01 billion principal amount at maturity (subject to adjustment in the event there is an upward interest adjustment) of Zero Coupon Convertible Debentures (“CARZ”) at $593.57 per bond and, unless converted or repaid before their due date of May 2021, they will be repaid in May 2021 at $1,000 per bond at a total cost of $1.01 billion. The accretion rate is 2.625% per annum on a semi-annual basis or 2.6422% per annum on an annual basis. Although the CARZ are due to be repaid in 2021, there are several features that may result in the bonds being repaid or converted into the Company’s Class A Ordinary Shares before the redemption date. The CARZ may be “put” at their accreted value or converted by the bondholders at various times prior to the 2021 redemption dates. The next “put” date is May 23, 2004. The Company may also choose to “call” the debt at its accreted value from that same date. To the extent that holders of the CARZ tender any Debentures for repurchase by the Company on May 23, 2004, the Company has elected to pay all of the purchase price for such Debentures in cash.  The Company believes that it has the appropriate liquid resources in place to make such a payment should the holders elect to exercise this option.

            In March, 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in proceeds from the sale of the Units after deducting underwriting discounts. The Company intends to use the net proceeds from the sale of the Units for general corporate purposes.

            Each Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares ("ordinary shares") on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holder’s obligation under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy in full the holder’s obligation to purchase its ordinary shares under the purchase contracts.

            The Company has entered into three new bilateral unsecured letter of credit facilities in 2004 to provide additional capacity to support the Company’s U.S. non-admitted business. The new facilities total $125.0 million of which $50.0 million was utilized at March 31, 2004.

            The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at March 31, 2004:

(U.S. dollars in thousands)
(Unaudited)

				Payments Due By Period

Notes Payable And Debt	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

364-day revolver	$675,000	$—	2004
7.15% Senior Notes	99,988	99,988	2005		100,000
6.58% Guaranteed Senior Notes	255,000	255,000	2011				255,000
6.50% Guaranteed Senior Notes (1)	597,521	597,521	2012				600,000
Zero Coupon Convertible Debentures (“CARZ”) (1)	646,458	646,458	2021				1,010,833
Liquid Yield Option Notes (“LYONS”) (1)	312,900	312,900	2021				514,622
2.53% Senior Notes (2)	825,000	825,000	2009			825,000

Total	$3,411,956	$2,736,867		$—	$100,000	$825,000	$2,380,455

______________

(1)	“Commitment” and “In Use” data represent March 31, 2004 accreted values. “Payments due by period” represents ultimate redemption values. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption dates. The next “put” date is May 23, 2004 for the CARZ and September 7, 2004 for the LYONs. The Company may also choose to “call” the debt from May and September 2004 onwards for the CARZ and LYONS, respectively.

(2)	The 2.53% Senior Notes are a component of the Units issued in March 2004. In addition to the Senior Notes coupon of 2.53%, contract adjustment payments of 3.97% per annum will be paid on forward purchase contracts for ordinary shares for a total distribution per annum on the Units of 6.50%. The forward purchase contracts mature on May 15, 2007, and the Senior Notes will mature on May 15, 2009.

            The total pre-tax interest expense on the borrowings described above was $20.6 million and $22.0 million for the three months ended March 31, 2004 and 2003, respectively.

            The following table presents, as at March 31, 2004, the Company’s letter of credit facilities available, in use and when those facilities are due to expire:

(U.S. dollars in thousands)
(Unaudited)

				Amount Of Commitment Expiration Per Period

Other Commercial Commitments	Commitment	In Use	Year Of Expiry	Less Than 1 Year	1 To 3 Years	4 To 5 Years	After 5 Years

Letter of Credit Facilities	$3,680,593	$2,838,912	2004	$3,680,593	$—	$—	$—

            The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. All of the commercial facilities are scheduled for renewal during the remainder of 2004. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

            For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

            The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the three months ended March 31, 2004, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock.

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

            All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of the Winterthur International operations; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Except as described below, there have been no material changes in the Company’s market risk exposures, or how those exposures are managed, since December 31, 2003. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2003.

            The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company’s derivative transactions can expose the Company to credit default swap risk, weather and energy risk, investment market risk and foreign currency exchange rate risk. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with resulting changes in fair value recognized in income in the period in which they occur.

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

            Fair values for the Company’s natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments which do not have quoted market prices requires management judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

            The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the three months ended March 31, 2004:

(U.S. dollars in thousands)

(Unaudited) Three Months Ended March 31, 2004

Fair value of contracts outstanding, beginning of the year	$(11,490)
Option premiums received, net of premiums realized (1)	15,588
Reclassification of settled contracts to realized (2)	34,215
Other changes in fair value (3)	(25,944)

Fair value of contracts outstanding, end of period	$12,369

______________

(1)	The Company collected $5.4 million of paid premiums and realized $21.0 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $15.6 million.

(2)	The Company paid $34.2 million to settle derivative positions during the quarter resulting in a reclassification of this amount from unrealized to realized and a reduction in the derivative liability on the balance sheet.

(3)	This represents the effects of changes in commodity prices, the time value of options and other valuation adjustments of $25.9 million on the Company’s derivative positions, primarily attributable to hedges of the positions that realized $21.0 million of premiums.

            The change in the fair value of contracts outstanding at March 31, 2004 as compared to the beginning of the year is primarily due to the expiration of natural gas positions which were not replaced due to management’s decision to reduce the size of its natural gas portfolio.

The following table summarizes the maturity of contracts outstanding as of March 31, 2004:

(U.S. dollars in thousands)
(Unaudited)

Source Of Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years	Total Fair Value

Prices actively quoted	$(6,781)	$—	$—	$—	$(6,781)
Prices based on models and other valuation methods	3,754	12,749	2,647		19,150

Total fair value of contracts outstanding	$(3,027)	$12,749	$2,647	$—	$12,369

            The Company manages its weather and energy portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a product portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management.

            The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended March 31, 2004 were $168.5 million, $154.1 million and $187.0 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended March 31, 2003 were $164.9 million, $154.6 million and $175.6 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its upcoming seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $90.0 million prior to any season and $75.0 million at the inception of any one season.

            For the natural gas portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $0.3 million. The Company’s average, low and high daily VaR amounts, calculated at a 99% confidence level, during the period ended March 31, 2004 were $0.2 million, $0.1 million and $0.2 million, respectively. The corresponding amounts during the period ended March 31, 2003, under the previously existing daily limit of $3.5 million, were $2.3 million, $2.0 and $2.7 million, respectively.

            For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended March 31, 2004 were $2.8 million, $2.6 million, and $2.9 million, respectively. The first transactions under this product line were executed at the end of the quarter ended March 31, 2003 and the annual VaR was $1.3 million.

Investment Market Risk

            The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies.

            Through the structure of the Company’s investment portfolio, the Company’s book value is directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in fixed income security prices (e.g. slope and curvature of the yield curves, volatility of interest rates, credit spreads and mortgage prepayment speeds), equity prices (e.g. changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g. changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s book value.

            The Company generally seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are generally controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the appropriate external investment professionals. Additional constraints may be agreed with the external investment professionals that may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

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

Investment Value-At-Risk

            In the third quarter of 2003, the Company introduced a new, more widely used risk management system to generate the investment VaR and to stress test the investment portfolio. Although the overall methodology is consistent between the two systems, there are certain differences between these systems relating to security pricing models, time series, time periods and proxies used for individual instruments. Accordingly, the VaR for the investment portfolio and the stress tests on the investment portfolio are not directly comparable to periods prior to the fourth quarter of 2003.

            The VaR of the total investment portfolio at March 31, 2004, based on a 95% confidence level with a one month holding period, was approximately $578.3 million. The VaR of all investment related derivatives as at March 31, 2004 was approximately $11.4 million. The Company’s investment portfolio VaR as at March 31, 2004 is not necessarily indicative of future VaR levels.

            To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at March 31, 2004, the Company would expect to lose approximately 5.6% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at March 31, 2004, the Company would expect to gain approximately 18.3% on the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

            The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

            As at March 31, 2004, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $24.0 billion as compared to approximately $18.2 billion as at March 31, 2003. As at March 31, 2004, the fixed income portfolio consisted of approximately 88.4% of the total investment portfolio (including cash and cash equivalents, and net payable for investments purchased) as compared to approximately 87.3% as at March 31, 2003.

            The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at March 31, 2004.

Total
AAA	56.5%
AA	14.0%
A	15.2%
BBB	9.9%
BB & BELOW	4.0%
NR	0.4%

Total	100.0%

            At March 31, 2004 the average credit quality of the Company’s total fixed income portfolio was “AA”.

            As at March 31, 2004, the top 10 corporate holdings represented approximately 7.5% of the total fixed income portfolio and approximately 15% of all corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Holdings (2)	Percentage of Total Fixed Income Portfolio (1)

Citigroup Inc	1.15%
JPMorgan Chase & Co	1.10%
Bank of America Corporation	0.99%
General Electric Company	0.71%
Morgan Stanley	0.69%
General Motors Corporation	0.68%
DaimlerChrysler AG	0.58%
HSBC Holdings plc	0.53%
Bear, Stearns & Co. Inc.	0.52%
Bank One Corp	0.51%

______________

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

(2)	Corporate holdings include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

            The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2004 would decrease the fair value of the Company's fixed income portfolio by approximately 4.6% or $1.1 billion as compared to approximately 5.1% or $0.8 billion as at March 31, 2003. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

            As at March 31, 2004, the Company’s equity portfolio was $721.1 million as compared to $530.3 million as at March 31, 2003. As at March 31, 2004, the Company’s allocation to equity securities was approximately 2.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.5% as at March 31, 2003.

            As at March 31, 2004, approximately 56% of the equity portfolio was invested in U.S. companies as compared to approximately 65% as at March 31, 2003. As at March 31, 2004, the top ten equity holdings represented approximately 8.7% of the Company’s total equity portfolio as compared to approximately 6.4% as at March 31, 2003.

            The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $72.1 million as at March 31, 2004 as compared to $53.0 million as at March 31, 2003.

Alternative Investment Portfolio

            The Company’s alternative investment portfolio had approximately 100 separate investments funds in different funds at March 31, 2004 with a total portfolio of $1.6 billion representing approximately 5.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to March 31, 2003 where the Company had approximately 100 separate fund investments with a total exposure of $1.3 billion representing approximately 6.3% of the total investment portfolio.

            As at March 31, 2004, the alternative investment style allocation was 27% in arbitrage strategies, 39% in directional/tactical strategies, 25% in event driven strategies and 9% in multi-strategy strategies.

Private Investment Portfolio

            As at March 31, 2004, the Company’s exposure to private investments was approximately $205 million compared to $234 million as at March 31, 2003. As at March 31, 2004, the Company’s exposure to private investments consisted of approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 1.1% as at March 31, 2003.

Bond and Stock Index Futures Exposure

            As at March 31, 2004, bond and stock index futures outstanding were $36.7 million with underlying investments having a market value of $388.1 million. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $3.7 million respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

            The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At March 31, 2004, forward foreign exchange contracts with notional principal amounts totaling $236.4 million were outstanding. The fair value of these contracts as at March 31, 2004 was $236.3 million with unrealized gains of $0.2 million. For the quarter ended March 31, 2004, realized gains of $6.2 million and unrealized losses of $3.4 million were recorded in net realized and unrealized gains and losses on derivative instruments. Based on this value, a 10% appreciation or depreciation of the U.S. dollar as compared to the level of other currencies under contract at March 31, 2004 would have resulted in approximately $33.7 million of unrealized gains and $50.8 million in unrealized losses, respectively.

            The Company attempts to manage the exchange volatility arising on certain costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At March 31, 2004, the Company had forward contracts outstanding for the purchase of $25.3 million Euros and $122.5 million GBP at fixed rates. The unrealized loss on these contracts at March 31, 2004 was $1.9 million and $3.9 million, respectively.

Credit Risk

            The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Embedded Derivatives

            Certain features embedded in the CARZ and LYONs are considered derivatives and are subject to fair value. There is currently minimal fair value ascribed to these features as the contingent events related to these features are considered unlikely to occur.

ITEM 4. CONTROLS AND PROCEDURES

            The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

XL CAPITAL LTD

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On March 17, 2004, current and former directors and officers of the Company were named as defendants in a putative “shareholder derivative complaint” (Marilyn Clark, Derivatively on Behalf of XL Capital Ltd v. Brian O’Hara et al.) filed in Connecticut Superior Court by a California shareholder (the “Action”). The Company is named as a nominal defendant. The complaint alleges several causes of action including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment during the time period “from November 2001 to the present” (the “Relevant Period”). The Action alleges that the Company continually maintained inadequate loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) during the Relevant Period and that, as a consequence, the Company’s earnings and assets were materially overstated. While no relief is sought against the Company, the relief sought against certain of the defendants includes profits made on sales of the Company's shares over a two year period. The time for the defendants to respond to the complaint has not occurred and there has been no discovery in the Action. The defendants intend to vigorously defend the claims asserted against them.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.1	First Supplemental Indenture, dated March 23, 2004, to the Indenture, dated January 23, 2003, between the Registrant and U.S. Bank National Association, as Trustee, incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2004.

4.2	Purchase Contract Agreement, dated March 23, 2004, between the Registrant and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2004.

4.3	Pledge Agreement, dated March 23, 2004, by and among the Registrant and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2004.

4.4	Form of Normal Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to the Company's current report on Form 8-K filed on March 24, 2004.

4.5	Form of Stripped Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to the Company's current report on Form 8-K filed on March 24, 2004.

4.6	Form of Senior Note (included in Exhibit 4.1 hereto), incorporated by reference to the Company's current report on Form 8-K filed on March 24, 2004.

10.1	Nicholas M. Brown Supplemental Retirement Benefit Agreement dated March 26, 2004.

10.2	Letter of Credit Facility and Reimbursement Agreement, dated as of December 29, 2003, by and between XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and X.L. America, Inc. as the Guarantors, and Mellon Bank, N.A., as the Bank.

10.3	Offer Letter for a Committed Line of Credit, dated as of April 12, 2004 between Credit Lyonnais New York Branch as the Lender, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd as the Account Parties.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99.1	XL Capital Assurance Inc. condensed consolidated financial statements (unaudited) for the three month periods ended March 31, 2004 and 2003.

99.2	XL Financial Assurance Ltd. condensed consolidated financial statements (unaudited) for the three month periods ended March 31, 2004 and 2003.

(b)   Reports on Form-8-K

Current Report on Form 8-K filed on March 24, 2004, under Item 5 and Item 7 thereof.

Current Report on Form 8-K filed on March 18, 2004, under Item 5 and Item 7 thereof.

Current Report on Form 8-K filed on March 16, 2004, under Item 5 and Item 7 thereof.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Dated: May 10, 2004	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: May 10, 2004	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer