Form 10-Q
period 2004-06-30
XL CAPITAL LTD
filed 2004-08-09
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [X] No [   ]

As of August 2, 2004, there were 138,381,763 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at June 30, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Income for the Three Months Ended June 30, 2004 and 2003 (Unaudited) and the Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2004 and 2003 (Unaudited) and for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	57

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	59

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 6.	Exhibits and Reports on Form 8-K	60

Signatures		62

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2004, $21,514,661; 2003, $18,990,670)	$21,534,257	$19,494,356
Equity securities, at fair value (cost: 2004, $564,773; 2003, $473,112)	650,918	583,450
Short-term investments, at fair value (amortized cost: 2004, $1,409,897; 2003, $696,798)	1,414,821	697,450

Total investments available for sale	23,599,996	20,775,256
Investments in affiliates	1,898,462	1,903,341
Other investments	251,415	142,567

Total investments	25,749,873	22,821,164
Cash and cash equivalents	2,744,878	2,403,121
Accrued investment income	299,995	294,615
Deferred acquisition costs	987,032	777,882
Prepaid reinsurance premiums	1,021,729	977,595
Premiums receivable	4,637,369	3,487,322
Reinsurance balances receivable	1,302,475	1,359,486
Unpaid losses and loss expenses recoverable	5,826,619	5,779,997
Goodwill and other intangible assets	1,841,997	1,845,507
Deferred tax assets, net	307,574	310,077
Other assets	740,494	707,449

Total assets	$45,460,035	$40,764,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$17,076,770	$16,558,788
Deposit liabilities	4,769,276	4,050,334
Future policy benefit reserves	4,104,763	3,233,845
Unearned premiums	5,963,401	4,729,989
Notes payable and debt	2,743,368	1,905,483
Reinsurance balances payable	1,628,225	1,525,739
Net payable for investments purchased	312,680	96,571
Other liabilities	1,728,933	1,666,397
Minority interest	56,047	60,154

Total liabilities	$38,383,463	$33,827,300

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2004	2003

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2004, 9,200,000; 2003, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01, issued and outstanding: 2004, 11,500,000; 2003, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2004 and 2003, nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2004, 138,380,904; 2003, 137,343,232	1,383	1,373
Additional paid in capital	3,901,680	3,949,421
Accumulated other comprehensive income	29,019	490,195
Deferred compensation	(77,009)	(46,124)
Retained earnings	3,221,292	2,541,843

Total shareholders’ equity	$7,076,572	$6,936,915

Total liabilities and shareholders’ equity	$45,460,035	$40,764,215

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Net premiums earned	$2,858,297	$1,575,809	$4,582,742	$3,127,440
Net investment income	235,177	190,551	463,523	382,455
Net realized gains on investments	8,763	93,687	124,100	89,024
Net realized and unrealized gains (losses) on derivative instruments	42,140	(12,257)	53,737	2,236
Equity in net income of investment affiliates	26,733	34,306	97,109	61,104
Fee income and other	8,152	9,792	15,059	22,069

Total revenues	$3,179,262	$1,891,888	$5,336,270	$3,684,328

Expenses:
Net losses and loss expenses incurred	$1,099,910	$937,575	$2,063,854	$1,822,829
Claims and policy benefits	1,006,509	83,225	1,140,572	202,783
Acquisition costs	347,408	298,550	624,678	538,862
Operating expenses	247,716	193,908	493,016	384,427
Exchange losses (gains)	15,913	(23,352)	5,189	(26,054)
Interest expense	54,961	46,282	95,018	92,422
Amortization of intangible assets	3,257	375	6,514	750

Total expenses	$2,775,674	$1,536,563	$4,428,841	$3,016,019

Income before minority interest, income tax and equity in net (income) loss of insurance and financial affiliates	$403,588	$355,325	$907,429	$668,309
Minority interest	2,284	3,166	6,944	5,028
Income tax	31,176	11,009	66,533	31,039
Equity in net (income) loss of insurance and financial affiliates	(3,556)	(16,522)	(1,981)	24,565

Net income	373,684	357,672	835,933	607,677
Preference share dividends	(10,080)	(10,013)	(20,160)	(20,161)

Net income available to ordinary shareholders	$363,604	$347,659	$815,773	$587,516

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	137,655	136,791	137,568	136,527

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	138,741	138,634	138,648	138,084

Earnings per ordinary share and ordinary share equivalent — basic	$2.64	$2.54	$5.93	$4.30

Earnings per ordinary share and ordinary share equivalent — diluted	$2.62	$2.51	$5.88	$4.25

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$373,684	$357,672	$835,933	$607,677
Change in net unrealized appreciation of investments, net of tax	(585,146)	343,748	(469,941)	408,974
Foreign currency translation adjustments, net	(17,817)	95,225	8,765	91,046

Comprehensive (loss) income	$(229,279)	$796,645	$374,757	$1,107,697

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	—	—

Balance — end of period	$207	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,373	$1,360
Issue of shares	5	5
Exercise of stock options	5	6
Repurchase of shares	—	—

Balance — end of period	$1,383	$1,371

Additional Paid in Capital:
Balance — beginning of year	$3,949,421	$3,979,979
Issue of shares	43,445	33,011
Stock option expense	6,000	2,088
Repurchase of shares	(1,631)	—
Exercise of stock options	16,746	29,573
Equity units/debt value	(112,301)	—

Balance — end of period	$3,901,680	$4,044,651

Accumulated Other Comprehensive Income:
Balance — beginning of year	$490,195	$184,814
Net change in unrealized gains on investment portfolio, net of tax	(476,724)	411,433
Net change in unrealized gains on investment portfolio of affiliates	6,783	(2,459)
Currency translation adjustments	8,765	91,046

Balance — end of period	$29,019	$684,834

Deferred Compensation:
Balance — beginning of year	$(46,124)	$(31,282)
Issue of restricted shares	(43,103)	(33,078)
Amortization	12,218	8,229

Balance — end of period	$(77,009)	$(56,131)

Retained Earnings:
Balance — beginning of year	$2,541,843	$2,434,511
Net income	835,933	607,677
Dividends on Series A and B preference ordinary shares	(20,160)	(20,161)
Dividends on Class A ordinary shares	(135,278)	(131,398)
Repurchase of ordinary shares	(1,046)	(241)

Balance — end of period	$3,221,292	$2,890,388

Total Shareholders’ Equity	$7,076,572	$7,565,320

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003

Cash flows provided by operating activities:
Net income	$835,933	$607,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gains on investments	(124,100)	(89,024)
Net realized and unrealized gains on derivative instruments	(53,737)	(2,236)
Amortization of premiums on fixed maturities	43,147	10,325
Equity in net income of investment, insurance and financial affiliates	(99,090)	(36,539)
Amortization of deferred compensation	12,218	8,229
Accretion of convertible debt	12,882	12,522
Accretion of deposit liabilities	44,835	48,654
Unpaid losses and loss expenses	517,982	1,545,473
Future policy benefit reserves	870,918	175,689
Unearned premiums	1,233,412	1,170,964
Premiums receivable	(1,150,047)	(928,680)
Unpaid losses and loss expenses recoverable	(46,622)	(618,593)
Prepaid reinsurance premiums	(44,134)	(192,272)
Reinsurance balances receivable	57,011	19,148
Deferred acquisition costs	(209,150)	(139,556)
Reinsurance balances payable	102,486	(246,401)
Deferred tax asset	2,503	25,193
Other assets	(61,316)	107,563
Other	15,312	47,767

Total adjustments	1,124,510	918,226

Net cash provided by operating activities	$1,960,443	$1,525,903

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$13,800,883	$14,044,006
Proceeds from redemption of fixed maturities and short-term investments	2,482,888	8,918,014
Proceeds from sale of equity securities	252,333	772,434
Purchases of fixed maturities and short-term investments	(19,210,284)	(25,919,805)
Purchases of equity securities	(284,308)	(416,356)
Investments in affiliates, net of dividends received	(1,322)	(21,861)
Other investments	(1,632)	(2,880)

Net cash used in investing activities	$(2,961,442)	$(2,626,448)
Cash flows provided by financing activities:
Proceeds from exercise of stock options	16,751	29,579
Repurchase of shares	(2,676)	(240)
Dividends paid	(155,438)	(151,559)
Proceeds from notes payable and issuance of equity units	800,195	—
Deposit liabilities	682,338	672,633

Net cash provided by financing activities	1,341,170	550,413
Effects of exchange rate changes on foreign currency cash	1,586	(556)

Increase (decrease) in cash and cash equivalents	341,757	(550,688)
Cash and cash equivalents — beginning of period	2,403,121	3,557,815

Cash and cash equivalents — end of period	$2,744,878	$3,007,127

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share amounts)

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income available to ordinary shareholders — as reported	$363,604	$347,659	$815,773	$587,516
Add: Stock based employee compensation expense included in reported net income, net of related tax	3,601	1,288	6,000	2,088
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,665)	(14,397)	(21,757)	(25,687)

Pro forma net income available to ordinary shareholders	$356,540	$334,550	$800,016	$563,917

Earnings per ordinary share:
Basic — as reported	$2.64	$2.54	$5.93	$4.30
Basic — pro forma	$2.59	$2.45	$5.82	$4.13
Diluted — as reported	$2.62	$2.51	$5.88	$4.25
Diluted — pro forma	$2.57	$2.41	$5.77	$4.08

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     Recent Accounting Pronouncements

     In April 2004, the FASB issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). The purpose of FSP FAS 129-1 is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. The Company has provided the required disclosures related to its contingently convertible securities that are required by the FSP FAS 129-1 in its December 31, 2003 financial statements.

     In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (the “Issue”). In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than three to five percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (“LLCs”) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for noncontrolling investments in LLCs. This Issue addresses whether an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. The EITF reached a consensus that an investment in an LLC that maintains a “specific ownership account” for each investor, similar to a partnership capital account structure should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. This EITF applies to all investments in LLCs and is effective for reporting periods beginning after June 15, 2004. The adoption of the Issue is not expected to have a material effect on the Company’s financial condition or results of operations.

     In June 2004, the FASB issued Staff Position No. FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (“FSP FAS 97-1”). FSP FAS 97-1 clarifies whether it is appropriate to recognize an unearned revenue liability to compensate the insurer for services to be performed over future periods when future profits are expected to decline from the current level, or only when current profits are expected to be followed by future losses (consistent with SOP 03-1). The adoption of this FSP FAS 97-1 is not expected to have a material effect on the Company’s financial condition or results of operations.

     EITF Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock if the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee (“EITF 02-14”), addresses the issue as to whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means (such as convertible debt, preferred equity securities, options, warrants and interests in unincorporated entities). In July 2004, the EITF reached a consensus that investors should apply the equity method when they have an investment in either common stock or “in-substance common stock.” The consensus reached in EITF 02-14, is effective for reporting periods beginning after September 15, 2004. The Company is currently reviewing its investments in affiliates and other investments, however, the adoption of EITF 02-14 is not expected to have a material effect on the Company’s financial condition or results of operations.

     The FASB has issued an Exposure Draft, Earnings per Share (an amendment of FASB No. 128) (the “Exposure Draft”), which would amend the computational guidance in FAS 128, Earnings per Share, for calculating the number of incremental shares included in diluted shares when applying the treasury stock method. Also, it eliminates the provisions that allow an entity to presume that contracts with the option of settling in either cash or stock will be settled in cash and would require that shares that will be issued upon conversion of a mandatory convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date on which conversion becomes mandatory. If the Exposure Draft is adopted as proposed, it will be effective for financial statements for both interim and annual periods beginning after December 15, 2004. If the Exposure Draft is adopted as proposed, after the effective date, all prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the Exposure Draft.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     Recent Accounting Pronouncements (continued)

     In July 2004, the EITF reached a tentative conclusion regarding Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share (“EITF 04-8”), that contingently convertible securities should be included in diluted EPS in all periods regardless of whether the contingency is met and regardless of whether the market price contingency is substantive. If a consensus is reached regarding EITF 04-8 and ratified by the FASB, it will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes will be restated to conform to this consensus.

     If adopted in their current form, the dilutive effect of the Exposure Draft and EITF 04-8 will be reflected in the calculation of earnings per share as they both relate to the accounting for the Company’s Zero Coupon Convertible Debentures (“CARZ”) and Liquid Yield Option Notes (“LYONs”) securities. The increase in diluted weighted average ordinary shares outstanding related to CARZ and LYONs would be 6,011 shares and 2,685 shares, respectively. This dilutive effect would be partially offset by the adding back of the related interest expense to net income available to ordinary shareholders.

     4.     Segment Information

     The Company is organized into three operating segments — insurance, reinsurance and financial products and services — in addition to a corporate segment that includes the general investment and financing operations of the Company.

     General, life and annuity, and financial operations are disclosed separately by segment. General operations include property and casualty lines of business.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

        The following is an analysis of results by segment together with a reconciliation to net income:

Quarter ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,112,349	$717,876	$—	$1,830,225
Fee income and other	5,565	2,194	—	7,759
Net losses and loss expenses	709,617	382,959	—	1,092,576
Acquisition costs	156,655	173,605	—	330,260
Operating expenses (1)	131,432	49,068	—	180,500
Exchange losses	10,442	5,576	—	16,018

Underwriting profit	$109,768	$108,862	$—	$218,630

Life and Annuity Operations:
Life premiums earned	$—	$969,097	$24,951	$994,048
Fee income and other	—	47	68	115
Claims and policy benefits	—	986,068	20,441	1,006,509
Acquisition costs	—	4,156	7,287	11,443
Operating expenses (1)	—	3,716	2,295	6,011
Exchange (gains) losses	—	(105)	—	(105)
Net investment income	—	44,139	20,168	64,307
Interest expense	—	(21)	10,416	10,395

Net income from life and annuity operations	$ —	$19,469	$4,748	$24,217

Financial Operations:
Net premiums earned			$34,024	$34,024
Fee income and other			278	278
Net losses and loss expenses			7,334	7,334
Acquisition costs			5,705	5,705
Operating expenses (1)			16,408	16,408

Underwriting profit			$4,855	$4,855
Investment income — financial guarantee			$8,872	$8,872
Net realized and unrealized gains on credit derivatives			26,289	26,289
Net realized and unrealized gains on weather and energy derivatives			48	48
Operating expenses — weather and energy (1)			6,005	6,005
Equity in net income of financial affiliates			1,387	1,387
Minority interest			2,427	2,427

Contribution from financial operations			$33,019	$33,019

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Quarter ended June 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$161,998
Net realized and unrealized gains on investments and derivative instruments (3)				24,566
Equity in net income of investment and insurance affiliates				28,902
Interest expense (2)				44,566
Amortization of intangible assets				3,257
Corporate operating expenses				38,792
Minority interest				(143)
Income tax				31,176

Net Income				$373,684

General Operations:
Loss and loss expense ratio (4)	63.8%	53.3%		59.7%
Underwriting expense ratio (4)	25.9%	31.1%		27.9%

Combined ratio (4)	89.7%	84.4%		87.6%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(3)	This includes net realized gains on investments of $8.8 million and net realized and unrealized gains on investment derivatives of $15.8 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Quarter ended June 30, 2003:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$870,079	$599,441	$—	$1,469,520
Fee income and other	1,569	6,343	—	7,912
Net losses and loss expenses	551,923	376,832	—	928,755
Acquisition costs	143,829	141,566	—	285,395
Operating expenses (1)	104,697	36,694	—	141,391
Exchange gains	(6,949)	(13,083)	—	(20,032)

Underwriting profit	$78,148	$63,775	$—	$141,923

Life and Annuity Operations:
Life premiums earned	$—	$56,605	$13,877	$70,482
Fee income and other	—	—	29	29
Claims and policy benefits	—	73,064	10,161	83,225
Acquisition costs	—	6,916	403	7,319
Operating expenses (1)	—	1,956	1,658	3,614
Exchange (gains) losses	—	(3,320)	—	(3,320)
Net investment income	—	33,596	6,638	40,234
Interest expense	—	—	2,791	2,791

Net income from life and annuity operations	$—	$11,585	$5,531	$17,116

Financial Operations:
Net premiums earned			$35,807	$35,807
Fee income and other			1,851	1,851
Net losses and loss expenses			8,820	8,820
Acquisition costs			5,836	5,836
Operating expenses (1)			9,019	9,019

Underwriting profit			$13,983	$13,983
Investment income — financial guarantee			$5,229	$5,229
Net realized and unrealized losses on credit derivatives			(21,363)	(21,363)
Net realized and unrealized gains on weather and energy derivatives			5,223	5,223
Operating expenses — weather and energy (1)			5,239	5,239
Equity in net income of financial affiliates			16,658	16,658
Minority interest			3,228	3,228

Contribution from financial operations			$11,263	$11,263

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Quarter ended June 30, 2003 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$145,088
Net realized and unrealized gains on investments and derivative instruments (3)				97,570
Equity in net income of investment and insurance affiliates				34,170
Interest expense (2)				43,491
Amortization of intangible assets				375
Corporate operating expenses				34,645
Minority interest				(62)
Income tax				11,009

Net Income				$357,672

General Operations:
Loss and loss expense ratio (4)	63.4%	62.9%		63.2%
Underwriting expense ratio (4)	28.6%	29.7%		29.0%

Combined ratio (4)	92.0%	92.6%		92.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(3)	This includes net realized gains on investments of $93.7 million and net realized and unrealized gains on investment derivatives of $3.9 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,997,673	$1,407,477	$—	$3,405,150
Fee income and other	7,896	6,104	—	14,000
Net losses and loss expenses	1,254,543	799,781	—	2,054,324
Acquisition costs	276,378	317,833	—	594,211
Operating expenses (1)	260,421	92,823	—	353,244
Exchange losses (gains)	12,022	(5,887)	—	6,135

Underwriting profit	$202,205	$209,031	$—	$411,236

Life and Annuity Operations:
Life premiums earned	$—	$1,064,336	$46,644	$1,110,980
Fee income and other	—	93	137	230
Claims and policy benefits	—	1,102,244	38,328	1,140,572
Acquisition costs	—	11,839	9,995	21,834
Operating expenses (1)	—	6,680	5,552	12,232
Exchange (gains) losses	—	(946)	—	(946)
Net investment income	—	89,550	38,459	128,009
Interest expense (2)	—	117	20,674	20,791

Net income from life and annuity operations	$ —	$ 34,045	$10,691	$44,736

Financial Operations:
Net premiums earned			$66,612	$66,612
Fee income and other			829	829
Net losses and loss expenses			9,530	9,530
Acquisition costs			8,633	8,633
Operating expenses (1)			33,202	33,202

Underwriting profit			$16,076	$16,076
Investment income — financial guarantee			$17,005	$17,005
Net realized and unrealized gains on credit derivatives			39,649	39,649
Net realized and unrealized losses on weather and energy derivatives			(4,616)	(4,616)
Operating expenses — weather and energy (1)			13,941	13,941
Equity in net losses of financial affiliates			(1,203)	(1,203)
Minority interest			7,087	7,087

Contribution from financial operations			$45,883	$45,883

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$318,509
Net realized and unrealized gains on investments and derivative instruments (3)				142,804
Equity in net income of investment and insurance affiliates				100,293
Interest expense (2)				74,227
Amortization of intangible assets				6,514
Corporate operating expenses				80,397
Minority interest				(143)
Income tax				66,533

Net Income				$835,933

General Operations:
Loss and loss expense ratio (4)	62.8%	56.8%		60.3%
Underwriting expense ratio (4)	26.9%	29.2%		27.9%

Combined ratio (4)	89.7%	86.0%		88.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(3)	This includes net realized gains on investments of $124.1 million and net realized and unrealized gains on investment derivatives of $18.7 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2003:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,751,306	$1,150,101	$—	$2,901,407
Fee income and other	3,717	17,793	—	21,510
Net losses and loss expenses	1,073,208	727,338	—	1,800,546
Acquisition costs	268,279	246,215	—	514,494
Operating expenses (1)	202,793	71,254	—	274,047
Exchange losses (gains)	768	(23,208)	—	(22,440)

Underwriting profit	$209,975	$146,295	$—	$356,270

Life and Annuity Operations:
Life premiums earned	$—	$139,842	$23,411	$163,253
Fee income and other	—	—	50	50
Claims and policy benefits	—	183,536	19,247	202,783
Acquisition costs	—	13,869	1,460	15,329
Operating expenses (1)	—	4,221	4,091	8,312
Exchange (gains) losses	—	(3,614)	—	(3,614)
Net investment income	—	65,144	12,549	77,693
Interest expense	—	—	4,927	4,927

Net income from life and annuity operations	$—	$6,974	$6,285	$13,259

Financial Operations:
Net premiums earned			$62,780	$62,780
Fee income and other			509	509
Net losses and loss expenses			22,283	22,283
Acquisition costs			9,039	9,039
Operating expenses (1)			22,306	22,306

Underwriting profit			$9,661	$9,661
Investment income — financial guarantee			$10,673	$10,673
Net realized and unrealized losses on credit derivatives			(21,930)	(21,930)
Net realized and unrealized gains on weather and energy derivatives			15,633	15,633
Operating expenses — weather and energy (1)			10,810	10,810
Equity in net income of financial affiliates			17,176	17,176
Minority interest			5,298	5,298

Contribution from financial operations			$15,105	$15,105

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2003 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$294,089
Net realized and unrealized gains on investments and derivative instruments (3)				97,557
Equity in net income of investment and insurance affiliates				19,364
Interest expense (2)				87,495
Amortization of intangible assets				750
Corporate operating expenses				68,953
Minority interest				(270)
Income tax				31,039

Net Income				$607,677

General Operations:
Loss and loss expense ratio (4)	61.3%	63.2%		62.1%
Underwriting expense ratio (4)	26.9%	27.6%		27.1%

Combined ratio (4)	88.2%	90.8%		89.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(3)	This includes net realized gains on investments of $89.0 million, net realized and unrealized gains on investment derivatives of $8.5 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

        The following tables summarize the Company’s net premiums earned by line of business:

Quarter ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$373,685	$—	$—
Casualty	253,689	320,457	—
Property catastrophe	15,401	80,997	—
Other property	155,690	191,789	—
Marine, energy, aviation and satellite	238,178	44,678	—
Accident and health	6,674	9,751	—
Other (1)	69,032	70,204	—

Total general operations	$1,112,349	$717,876	$—
Life and Annuity Operations	—	969,097	24,951
Financial Operations	—	—	34,024

Total	$1,112,349	$1,686,973	$58,975

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

Quarter ended June 30, 2003:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$203,120	$—	$—
Casualty	261,074	234,940	—
Property catastrophe	—	54,503	—
Other property	104,778	194,306	—
Marine, energy, aviation and satellite	240,216	44,695	—
Accident and health	18,099	6,398	—
Other (1)	42,792	64,599	—

Total general operations	$870,079	$599,441	$—
Life and Annuity Operations	—	56,605	13,877
Financial Operations	—	—	35,807

Total	$870,079	$656,046	$49,684

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

        The following tables summarize the Company’s net premiums earned by line of business:

Six months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$647,272	$—	$—
Casualty	477,620	606,111	—
Property catastrophe	26,974	145,985	—
Other property	277,936	384,175	—
Marine, energy, aviation and satellite	459,028	98,995	—
Accident and health	8,087	20,144	—
Other (1)	100,756	152,067	—

Total general operations	$1,997,673	$1,407,477	$—
Life and Annuity Operations	—	1,064,336	46,644
Financial Operations	—	—	66,612

Total	$1,997,673	$2,471,813	$113,256

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

Six months ended June 30, 2003:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$415,943	$—	$—
Casualty	485,817	454,618	—
Property catastrophe	—	113,039	—
Other property	262,750	370,590	—
Marine, energy, aviation and satellite	418,551	94,561	—
Accident and health	36,879	11,948	—
Other (1)	131,366	105,345	—

Total general operations	$1,751,306	$1,150,101	$—
Life and Annuity Operations	—	139,842	23,411
Financial Operations	—	0	62,780

Total	$1,751,306	$1,289,943	$86,191

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     Notes Payable and Debt and Financing Arrangements

     In March 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in proceeds from the sale of the Units after deducting underwriting discounts.

     Each Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holder’s obligation under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy in full the Unit holders’ obligation to purchase its ordinary shares under the purchase contracts.

     In connection with this transaction, $88.6 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid in capital” and a corresponding liability was established. Of the $26.9 million total costs associated with the issuance of the Units, $23.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt. The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and six month periods ended June 30, 2004.

     The Company entered into three new bilateral unsecured letter of credit facilities in 2004 to provide additional capacity to support the Company’s U.S. non-admitted business. The Company terminated two of these bilateral letter of credit facilities on June 30, 2004. The facilities amounted to $50.0 million and $25.0 million, respectively, and had been unutilized during the quarter. The remaining new facility is for $50.0 million, which was fully utilized at June 30, 2004.

     The Company replaced its principal $2.5 billion credit and letter of credit facility that expired on June 23, 2004 with a new $1 billion facility that expires on June 22, 2005 and a new $2.0 billion facility that expires on June 22, 2007. Both facilities are available to provide revolving credit ($600.0 million in the aggregate) and letters of credit ($3.0 billion in the aggregate) and are syndicated and unsecured. The $1.0 billion facility was unutilized at June 30, 2004, and approximately $1.7 billion of the $2.0 billion facility was utilized to provide letters of credit at June 30, 2004.

     On May 18, 2004, the Company announced that it was to make a one-time cash payment to holders of its zero-coupon convertible debentures due May 2021 (“CARZ”) for not exercising their put rights. No bonds were put to the Company and, consequently, the Company paid $15.0 million ($14.84 per bond) to the holders of record on May 26, 2004.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     The net outstanding exposure as at June 30, 2004 of financial guaranty aggregate insured portfolios was $57.3 billion, which includes credit default swap exposures of $10.0 billion. The net liability for these credit default swaps has a carrying value of $106.2 million.

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

     The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income for the three and six months ended June 30, 2004 and 2003, respectively:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2004	2003	2004	2003

Credit derivatives	$26,289	$(21,363)	$39,649	$(21,930)
Weather and energy risk management derivatives	48	5,223	(4,616)	15,633
Investment derivatives	15,803	3,883	18,704	8,533

Net realized and unrealized gains (losses) on derivatives	$42,140	$(12,257)	$53,737	$2,236

8.     XL Capital Finance (Europe) plc

     XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.0 billion as of December 31, 2003.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2004	2003	2004	2003

Basic earnings per ordinary share:
Net income	$373,684	$357,672	$835,933	$607,677
Less: preference share dividends	(10,080)	(10,013)	(20,160)	(20,161)

Net income available to ordinary shareholders	$363,604	$347,659	$815,773	$587,516

Weighted average ordinary shares outstanding	137,655	136,791	137,568	136,527
Basic earnings per ordinary share	$2.64	$2.54	$5.93	$4.30

Diluted earnings per ordinary share:
Net income	$373,684	$357,672	$835,933	$607,677
Less: preference share dividends	(10,080)	(10,013)	(20,160)	(20,161)

Net income available to ordinary shareholders	$363,604	$347,659	$815,773	$587,516

Weighted average ordinary shares outstanding — basic	137,655	136,791	137,568	136,527
Average stock options outstanding (1)	1,086	1,843	1,080	1,557

Weighted average ordinary shares outstanding — diluted	138,741	138,634	138,648	138,084

Diluted earnings per ordinary share	$2.62	$2.51	$5.88	$4.25

Dividends per ordinary share	$0.49	$0.48	$0.98	$0.96

(1)	Net of shares repurchased under the treasury stock method.

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

Executive Overview

     See Executive Overview in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2004 and 2003:

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,

	2004	2003

Net income available to ordinary shareholders	$363,604	$347,659

Earnings per ordinary share — basic	$2.64	$2.54
Earnings per ordinary share — diluted (1)	2.62	2.51
Weighted average number of ordinary shares and ordinary share equivalents — basic	137,655	136,791
Weighted average number of ordinary shares and ordinary share equivalents — diluted (1)	138,741	138,634

(1)	Average stock options outstanding have been excluded where anti-dilutive to earnings per ordinary share.

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2004 and 2003.

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited) Six Months Ended June 30,

	2004	2003

Net income available to ordinary shareholders	$815,773	$587,516

Earnings per ordinary share — basic	$5.93	$4.30
Earnings per ordinary share — diluted (1)	5.88	4.25
Weighted average number of ordinary shares and ordinary share equivalents — basic	137,568	136,527
Weighted average number of ordinary shares and ordinary share equivalents — diluted (1)	138,648	138,084

(1)	Average stock options outstanding have been excluded where anti-dilutive to earnings per ordinary share.

     The Company’s net income and other financial measures as shown below for the three and six months ended June 30, 2004 have been affected, among other things, by the following significant items:

1)     A continued competitive underwriting environment in most product lines.

2)     Stable reported losses with low levels of catastrophe losses in the year to date.

1.     A competitive underwriting environment.

     Overall market conditions remained strong although competition continued to increase in all segments in the second quarter causing further moderation in pricing. Given the differing dynamics of the markets in which the Company operates, moderation of pricing takes place at a different pace in different markets. Property lines continue to see the rate decreases noted in the first quarter. Rate decreases have also been experienced in professional lines. Based on continued solid demand and the benefits of price increases and improved terms achieved over the last several years’ renewals, the Company believes that business in the insurance and reinsurance markets remains adequately priced. Performance by segment is further discussed in the segment analysis below.

2.     Stable reported losses with low levels of catastrophe losses in the year to date.

     The Company’s loss and loss expense ratio (net losses and loss expenses incurred as a percent of net premiums earned) on general operations was 59.7% and 60.3%, respectively, for the three and six months ended June 30, 2004, compared with 63.2% and 62.1% for the same periods in 2003. These decreases were primarily due to the lower level of catastrophic losses in the period combined with the earning of price improvements over the last year, particularly in the reinsurance segment. This is further discussed in the segment analysis below.

Financial Measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)

	(Unaudited) Three Months Ended June 30,

	2004	2003

Underwriting profit — general operations	$218,630	$141,923
Combined ratio — general operations	87.6%	92.2%
Investment income — general operations	$161,998	$145,088

	(Unaudited) Six Months Ended June 30,

	2004	2003

Underwriting profit — general operations	$411,236	$356,270
Combined ratio — general operations	88.2%	89.2%
Investment income — general operations	$318,509	$294,089
Annualized return on average ordinary shareholders’ equity	25.1%	17.9%

	(Unaudited) June 30, 2004	December 31, 2003

Book value per ordinary share	$47.40	$46.74

Underwriting profit — general operations

     One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and six months ended June 30, 2004 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

     The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% reflects an underwriting loss. Decreases in the Company’s combined ratio for the three and six months ended June 30, 2004 compared to the same periods in the previous year were primarily a result of a lower loss and loss expense ratio. The underwriting expense ratio has remained relatively stable. The decrease in loss and loss expense ratio was primarily due to improved results in U.S. casualty lines compared to 2003, combined with an absence of catastrophic events over the first six months of the year.

Net investment income — general operations

     Net investment income from the Company’s general operations is an important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average investment portfolio outstanding during the quarter ended June 30, 2004 has increased as compared to the same period in 2003 due to positive cash flows combined with capital raising activities. Total investments as at June 30, 2004 were $25.7 billion as compared to $20.3 billion as at June 30, 2003. Interest rates have risen in 2004 which has also contributed to the increase in investment income.

Book value per ordinary share

     Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $0.66 in the first half of 2004. While the Company’s continued growth and profitability has created $835.9 million in net income for the first half of the year, the net unrealized gains associated with the Company’s fixed income investment portfolio decreased as interest rates have risen.

Annualized return on average ordinary shareholders’ equity

     Annualized return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROE’s for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to reevaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The improvement in this financial measure was due to the key operating factors noted above combined with a 6.2% increase in return related specifically to the net realized gains on investments and derivatives recognized in the period.

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

Segment Results for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Insurance

     General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability insurance, environmental liability insurance, political risk insurance, professional liability, property catastrophe, aviation and satellite insurance, employment practices liability insurance, surety, marine, specie, bloodstock and certain other insurance coverages including program business.

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

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$1,518,691	$1,238,260	22.6%
Net premiums written	1,201,750	881,354	36.4%
Net premiums earned	1,112,349	870,079	27.8%
Fee income and other	5,565	1,569	NM
Net losses and loss expenses	709,617	551,923	28.6%
Acquisition costs	156,655	143,829	8.9%
Operating expenses	131,432	104,697	25.5%
Exchange losses (gains)	10,442	(6,949)	NM

Underwriting profit	$109,768	$78,148	40.5%

*	NM — Not Meaningful

     Gross and net premiums written increased by 22.6% and 36.4%, respectively, in the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. This increase was primarily due to new business written across most lines, first quarter premiums in excess of our estimated amounts recorded in the second quarter and favorable foreign exchange movements. While pricing remained attractive in the quarter, there continued to be moderate rate reductions in property and professional lines and growing rate pressures on most casualty lines. The most significant growth due to new business was seen in professional business, in which gross premiums written increased by $102.0 million over the same period in the prior year. Of the gains seen in the professional lines, new product offerings, in the areas of small and midsize law firms as well as architects and engineers, represented $56.0 million in new premiums in the quarter. In addition, new insurance initiatives in the property catastrophe lines contributed $28.0 million in new gross written premiums. Net premiums written have grown by a larger percentage than gross premiums written primarily as a result of ceded reinsurance commutations related to professional lines in the second quarter of 2004.

     Net premiums earned increased by 27.8% in the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. The increase was due to the earning of additional net premiums written in the current and prior year combined with the factors affecting net premiums written. The ceded reinsurance commutations increased net premium earned by $63.4 million in the second quarter of 2004. Growth in net premiums earned was partially offset by several non-renewed portfolios (specialty workers’ compensation, certain Lloyd’s international programs, and accident & health) as the earned premium effect of the non-renewed business lags the written premium impact. The weakening of the U.S. dollar against the U.K. sterling and the Euro as compared to the same period in 2003 accounted for approximately $34.0 million of the increase in net premiums earned for the three months ended June 30, 2004.

     Fee income and other is mainly generated by the Company’s risk engineering services.

     Exchange losses in the quarter ended June 30, 2004 were primarily due to the weakening of the U.K. sterling and the Euro against the U.S. dollar in those entities whose functional currency is the Euro or U.K. Sterling and which are exposed to net U.S. dollar liabilities.

     The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2004	2003

Loss and loss expense ratio	63.8%	63.4%
Underwriting expense ratio	25.9%	28.6%

Combined ratio	89.7%	92.0%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the three months ended June 30, 2004 remained relatively consistent compared with the three months ended June 30, 2003. The current quarter losses included approximately $29.0 million in net prior period reserve strengthening while the same period in 2003 included several large individual losses.

     The decrease in the underwriting expense ratio in the three months ended June 30, 2004 compared to the same period in 2003 was due to a decrease in the acquisition expense ratio of 2.4 points (14.1% as compared to 16.5%) while the operating expense ratio remained consistent. The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned during the quarter compared to the same quarter in the prior year as well as the effects of the professional lines ceded reinsurance commutation described above.

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

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$632,155	$616,778	2.5%
Net premiums written	536,978	522,359	2.8%
Net premiums earned	717,876	599,441	19.8%
Fee income and other	2,194	6,343	(65.4)%
Net losses and loss expenses	382,959	376,832	1.6%
Acquisition costs	173,605	141,566	22.6%
Operating expenses	49,068	36,694	33.7%
Exchange losses (gains)	5,576	(13,083)	NM

Underwriting profit	$108,862	$63,775	70.7%

     Gross and net premiums written increased 2.5% and 2.8%, respectively, in the second quarter of 2004 as compared to the second quarter of 2003. The growth in gross written premiums was seen primarily in the U.S. casualty business and the property catastrophe business. These increases reflect increases in volume of new and renewal business combined with underlying rate improvements on the U.S. and London casualty portfolio offset by rate decreases generally across property and U.S. casualty lines compared to the same period last year. Favorable foreign exchange movements also contributed approximately $11.0 million to the growth in gross written premiums. Net written premiums reflected the above gross changes in gross premiums written.

      Net premiums earned in the second quarter of 2004 increased 19.8% as compared to the second quarter of 2003, due primarily to the earning of net written premium growth in the last year. Casualty reinsurance net premiums earned were $320.4 million in the second quarter of 2004 as compared to $234.9 million in the same period in 2003.

     Fee income and other relates primarily to fees earned on structured risk contracts which are earned based on individual underlying contractual terms and conditions.

     The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2004	2003

Loss and loss expense ratio	53.3%	62.9%
Underwriting expense ratio	31.1%	29.7%

Combined ratio	84.4%	92.6%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the quarter ended June 30, 2004 compared to the same quarter in 2003 primarily reflected lower than expected development in the quarter relating to several large losses in recent underwriting years, including a release of $12.0 million related to the September 11 event, and price improvements on earned premiums compared to prior periods.

     The increase in the underwriting expense ratio in the second quarter of 2004 as compared with the second quarter of 2003 was primarily due to an increase in the acquisition expense ratio to 24.2% as compared to 23.6% in the second quarter of 2003. This increase was mainly due to increased profit commissions paid or due to reinsurers which resulted from favorable loss development in the period. The operating expense ratio increased from 6.1% for the second quarter of 2003 to 6.8% in the same quarter in 2004. The increase in operating expenses compared to the second quarter of 2003 was primarily due to the increased allocation of certain corporate expenses and the effects of foreign exchange movements.

     Exchange losses in the three months ended June 30, 2004 were mainly attributable to an overall strengthening in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations with U.S. dollars as their functional currency and net UK sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     Life and annuity business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

     The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$968,226	$57,196	NM
Net premiums written	968,218	51,541	NM
Net premiums earned	969,097	56,605	NM
Fee income and other	47	—	NM
Claims and policy benefits	986,068	73,064	NM
Acquisition costs	4,156	6,916	(39.9)%
Operating expenses	3,716	1,956	90.0%
Exchange gains	(105)	(3,320)	NM
Net investment income	44,139	33,596	31.4%
Interest Expense	(21)	—	NM

Net income from life and annuity operations	$19,469	$11,585	68.1%

*	NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the second quarter of 2004 as compared to the second quarter of 2003. These increases were primarily a result of a large immediate annuity portfolio contract written in the current quarter, representing $898.0 million in net premiums written and earned. In addition, the Company wrote several new premium term assurance contracts in the fourth quarter of 2003, which generated further written premiums in the current quarter. The increase in percentage of net premiums written to gross premiums written was primarily due to the termination of a retrocession agreement with an insurance affiliate in the third quarter of 2003.

     Claims and policy benefits also increased significantly as a result of the annuity payout liabilities assumed under the contract noted above. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs decreased in the second quarter of 2004 as compared to the second quarter of 2003 due to a timing difference arising from late renewal of a contract in 2003. Operating expenses increased in the second quarter of 2004 compared to the second quarter of 2003 reflecting the build out of existing operations and start-up costs of new life operations in the U.S.

     Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Several new large annuity contracts have been written since the second quarter of 2003, which significantly increased the invested assets relating to these operations.

Financial Products and Services

Financial Products and Services — Financial Operations

     Financial Products and Services — Financial Operations business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance and weather and energy risk management products. Many of these transactions are unique and tailored to the specific needs of the insured or user.

      Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or upfront. Guaranties written in derivative form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

     The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. The Company may use the capital markets to hedge portions of these risks written.

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$74,788	$106,266	(29.6)%
Net premiums written	71,850	104,466	(31.2)%
Net premiums earned	34,024	35,807	(5.0)%
Fee income and other	278	1,851	(85.0)%
Net losses and loss expenses	7,334	8,820	(16.8)%
Acquisition costs	5,705	5,836	(2.2)%
Operating expenses	16,408	9,019	81.9%

Underwriting profit	$4,855	$13,983	(65.3)%
Net investment income — financial guarantee	$8,872	$5,229	69.7%
Net realized and unrealized gains on weather and energy derivatives	48	5,223	(99.1)%
Operating expenses — weather and energy	6,005	5,239	14.6%
Equity in net income of financial affiliates	1,387	16,658	91.7%
Minority interest	2,427	3,228	NM
Net realized and unrealized gains (losses) on credit default swaps	26,289	(21,363)	NM

Net contribution from financial operations	$33,019	$11,263	NM

*	NM — Not Meaningful

     Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Decreases in gross and net premiums written of 29.6% and 31.2%, respectively, in the second quarter of 2004 as compared to the same period in 2003 were primarily due to the combination of conscious underwriting discipline during generally weaker market conditions in the quarter and the absence in the current quarter of several large upfront premium contracts written in the second quarter of 2003. Market conditions are being driven by credit spread compression, higher interest rates, increased competition and reduced public financing.

     The slight decline in net premiums earned in the second quarter of 2004 as compared to the same period in 2003 was primarily due to the earning of short term contract enhancements in the second quarter of 2003. Excluding this, financial guarantee premiums earned increased by $4.0 million over the same quarter last year. Premiums earned do not include premiums on contracts written in derivative form, which are included in “Net realized and unrealized gains (losses) on credit default swaps”.

     As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. Net losses and loss expenses in the quarter ended June 30, 2004 decreased compared to the same period in 2003. This decrease was primarily a result of the release of prior period unallocated reserves for financial guaranty exposures as the underlying in force policies get closer to maturity.

      In the three months ended June 30, 2004, acquisition costs as a percentage of net premiums earned remained consistent with the same period in the prior year.

     Operating expenses increased in the second quarter of 2004 as compared to the second quarter of 2003 due to expansion of all activities in the segment over the last year as well as an increase in the allocation of certain corporate expenses.

     Net investment income related to the financial guaranty business increased in 2004 due to the larger investment portfolio created by growth in premium receipts and a $100.0 million capital infusion to this segment in the fourth quarter of 2003.

     The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a small gain in the quarter ended June 30, 2004 as compared to much larger gains in the same quarter in 2003. In the period since June 30, 2003 the positions and activity in the gas area has been significantly reduced, those in the weather area have been increased slightly, and new contingent risk products were introduced.

     Equity in net income of financial affiliates decreased in the second quarter of 2004 as compared to the second quarter of 2003 due primarily to the Company’s investment in Primus Guaranty, Ltd (“Primus”). Primus specializes in providing credit risk protection through credit derivatives. Primus had a negative mark-to-market adjustment in the quarter ended June 30, 2004.

     The decrease in minority interest in the second quarter of 2004 and the second quarter of 2003 was due to a decrease in the profits in the current quarter of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

     The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities. The net realized and unrealized gains in the quarter ended June 30, 2004 related to the fair value adjustment for transactions written in a derivative form as well as the premiums earned associated with these transactions. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools and the general tightening of spreads in the period, although also included in this fair value change is $11.4 million of earnings on premium received in the quarter. In the second quarter of 2003 the opposite conditions existed and the fair value change was negative. The Company continues to monitor its credit exposures and cash flows and adjust the fair value of these derivatives as required.

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

     The following summarizes net income from life operations:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$24,809	$18,693	32.7%
Net premiums written	24,951	12,162	105.2%
Net premiums earned	24,951	13,877	79.8%
Fee income and other	68	29	134.5%
Claims and policy benefits	20,441	10,161	101.1%
Acquisition costs	7,287	403	NM
Operating expenses	2,295	1,658	38.4%
Net investment income	20,168	6,638	203.8%
Interest expense	10,416	2,791	NM

Net income from life and annuity operations	$4,748	$5,531	(14.2)%

*	NM — Not Meaningful

     In December 2002, certain blocks of U.S.-based mortality reinsurance business written were novated to the Company from an insurance affiliate. Gross and net premiums earned, claims and policy benefit reserves and acquisition costs are all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement relating to certain of these exposures which led to the significant increase in premiums earned and related claims as compared to the quarter ended June 30, 2003. In the quarter ended June 30, 2004 approximately $3.0 million in additional claims and policy benefit reserves were recorded related to this block of business.

     Net investment income and interest expense relate to municipal reinvestment contracts and funding agreements transactions. The increase in investment income and the related interest expense were due to the initiation of funding agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The balances outstanding for funding agreements and municipal reinvestment contracts have increased from $0.3 billion and $1.0 billion, respectively, as at June 30, 2003 to
$0.9 billion and $1.9 billion, respectively, as at June 30, 2004.

Investment Activities

     The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives from general operations for the quarters ended June 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Net investment income — general operations	$161,998	$145,088	11.6%
Equity in net income of investment affiliates	26,733	34,306	(22.1)%
Net realized gains on investments	8,763	93,687	(90.6)%
Net realized and unrealized gains on investment derivative instruments — general operations	15,803	3,883	NM

*	NM — Not Meaningful

      Net investment income related to general operations increased in the second quarter of 2004 as compared to the second quarter of 2003 due primarily to a higher investment base. The growth in the investment base reflected the Company’s cash flow from operations. The market yield to maturity on the total fixed income portfolio was 4.1% at June 30, 2004 as compared to 3.7% at June 30, 2003.

     Equity in net income of investment affiliates decreased in the second quarter of 2004 compared to the second quarter of 2003. In the second quarter of 2004 the Company experienced very strong performance in the financial results of the investment managers where the Company has a minority stake. However, the Company’s returns from its fund investment affiliates were marginally positive for the quarter as a result of difficult investment conditions in the majority of capital markets.

     The Company manages portfolios consisting of structured portfolios (i.e., assets supporting deposit liabilities and future policy benefit reserves) and Asset/Liability portfolios, where, due to the unique nature of the underlying liabilities, customized liability-based benchmarks are used to measure performance. The Company also manages Risk Asset portfolios, which constitute approximately 10% of the Company’s invested assets. These are compared to applicable public indices. The following is a summary of the investment performance for the quarters ended June 30, 2004 and June 30, 2003, respectively:

	(Unaudited) Three Months Ended June 30,

	2004	2003

Risk Asset Portfolios — Fixed Income	(Note 1)
U.S. High Yield	(1.0)%	8.4%
CS First Boston High Yield Index	(0.2)%	9.7%

Relative Performance	(0.8)%	(1.3)%

Risk Asset Portfolios — Equities
U.S. Large Cap Growth Equity	2.6%	14.1%
Russell 1000 Growth Index	1.9%	14.3%

Relative Performance	0.7%	(0.2)%

U.S. Large Cap Value Equity	(0.2)%	16.8%
Russell 1000 Value Index	0.8%	17.2%

Relative Performance	(1.0)%	(0.4)%

U.S. Small Cap Equity	0.7%	22.8%
Russell 2000 Index	0.4%	23.4%

Relative Performance	0.3%	(0.6)%

Non-U.S. Equity	(1.8)%	16.5%
MSCE ACWI ex US Index (Note 2)	(0.7)%	19.3%

Relative Performance	(1.1)%	(2.8)%

Risk Asset Portfolios — Alternative Investments
Alternative Investments — (Note 3)	0.4%	2.9%
Standard and Poor’s 500 Index — (Note 3)	(1.7)%	13.9%

Relative Performance	2.1%	(11.0)%

Note 1 — All U.S. and Sterling fixed income portfolios within Asset/Liability investment portfolios are now managed relative to custom liability benchmarks.
Note 2 — The benchmark for the Non-U.S. Equity portfolios changed from the MSCI EAFE to the MSCE ACWI ex US Index in the quarter. Comparative figures reflect the previous index.

Note 3 —	Effective June 30, 2003, alternative investments are priced one month in arrears; however, cash flows are reflected in the current reporting period. For comparative purposes, effective June 2003, the Standard & Poor’s 500 Index returns are lagged one month.

Net Realized Gains and Losses and other than temporary declines in the value of investments

     Net realized gains on investments in the second quarter of 2004 included net realized gains of $12.5 million from sales of investments and net realized losses of approximately $3.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

Net Unrealized Gains and Losses on Investments

     At June 30, 2004, the Company had net unrealized gains on fixed income securities of $19.6 million and net unrealized gains on equities of $86.1 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $281.8 million and $9.2 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2004 shows the potential effect upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines. Interest rates have risen over the first two quarters of the year which has reduced the market values of most fixed income investments.

     At June 30, 2004, approximately 7,200 fixed income securities out of a total of approximately 14,800 securities were in an unrealized loss position. The largest unrealized loss in the fixed income portfolio was $10.5 million. The number of fixed income securities in an unrealized loss position increased from 2,100 individual securities with total unrealized losses of $53.0 million at March 31, 2004. This increase was a result of an increase in prevailing market rates during the quarter. Approximately 300 equity securities out of a total of approximately 1,800 securities were in an unrealized loss position at June 30, 2004 with the largest individual loss being $1.0 million.

      The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2004 had been in a continual unrealized loss position:

(U.S. dollars in thousands)

Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2004

Fixed Income and Short-Term	Less than six months	$208,890
	At least 6 months but less than 12 months	20,770
	At least 12 months but less than 2 years	51,015
	2 years and over	1,160

	Total	$281,835

Equities	Less than six months	$5,786
	At least 6 months but less than 12 months	3,389
	At least 12 months but less than 2 years	19
	2 years and over	—

	Total	$9,194

     At June 30, 2004, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2004

Less than 1 year remaining	$1,669
1 or more years and less than 5 years remaining	59,463
5 or more years and less than 10 years remaining	93,409
10 or more years and less than 20 years remaining	39,346
20 years or more remaining	49,256
Mortgage backed securities	38,692

Total	$281,835

     The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 4.0% of the total fixed income portfolio market value at June 30, 2004. The change in fair value of these securities has a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at June 30, 2004, $12.2 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
(Unaudited) Amount of unrealized loss at June 30, 2004
Length of time in a continual unrealized loss position

Less than six months	$8,498
At least 6 months but less than 12 months	862
At least 12 months but less than 2 years	2,088
2 years or more	751

Total	$12,199

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the three months ended June 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended June 30,

	2004	2003	% Change

Equity in net income (loss) of insurance affiliates	$2,169	$(136)	NM
Amortization of intangible assets	3,257	375	NM
Corporate operating expenses	38,792	34,645	12.0%
Interest expense	44,566	43,491	2.5%
Income tax expense	31,176	11,009	183.2%

*	NM — Not Meaningful

     Corporate operating expenses in the second quarter ended June 30, 2004 increased compared to the three months ended June 30, 2003 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act and costs related to the Company’s global branding campaign.

     The increase in interest expense was primarily due to additional interest expense related to the 2.53% Senior Notes issued in March 2004 which was partially offset by the commutation of certain finite reinsurance contracts. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

     The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations.

Segment Results for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Insurance

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited) Six Months Ended June 30,

	2004	2003	% Change

Gross premiums written	$3,238,936	$2,715,514	19.3%
Net premiums written	2,497,673	1,969,759	26.8%
Net premiums earned	1,997,673	1,751,306	14.1%
Fee income and other	7,896	3,717	112.4%
Net losses and loss expenses	1,254,543	1,073,208	16.9%
Acquisition costs	276,378	268,279	3.0%
Operating expenses	260,421	202,793	28.4%
Exchange losses	12,022	768	NM

Underwriting profit	$202,205	$209,975	(3.7)%

*	NM — Not Meaningful

     Gross and net premiums written increased by 19.3% and 26.8%, respectively, in the half year ended June 30, 2004 compared with the half year ended June 30, 2003. These increases are primarily due to new business written across most lines and favorable foreign exchange movements. The most significant growth due to new business was seen in casualty, professional and marine lines of business combined with several new product offerings in the professional liability and property catastrophe lines. The new insurance initiatives added, in total, approximately $150.0 million to gross written premium. The weakening of the U.S. dollar against the U.K. sterling and the Euro as compared to the second half of 2003 accounted for approximately $140.0 million of the increase in gross premiums written in the six months ended June 30, 2004. Partially offsetting the growth in net and gross premiums written in 2004 were moderate rate reductions in certain property lines and growing rate pressures on most casualty lines. Net premiums written have grown by a larger percentage than gross premiums written as a result of a ceded reinsurance commutations related to professional lines.

     Net premiums earned increased by 14.1% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase was due to the earning of additional net premiums written in the current and prior year combined with an increase in net retentions as a result of a ceded reinsurance commutation noted above. Growth in net premiums earned was partially offset by several non-renewed portfolios (specialty workers’ compensation, certain Lloyd’s international programs, and accident & health) as the earned premium impact of the non-renewed business lags the written premium impact.

     Exchange losses in the six months ended June 30, 2004 were primarily due to the strengthening of the U.S. dollar in the first half of 2004 against the Euro and other major currencies in those entities whose functional currency is other than U.S. dollars and which are exposed to net U.S. dollar liabilities.

     The decrease in the underwriting profit in the first half of 2004 as compared with the very strong performance in the first half of 2003 was also reflective of the combined ratios as shown below.

     The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,

	2004	2003

Loss and loss expense ratio	62.8%	61.3%
Underwriting expense ratio	26.9%	26.9%

Combined ratio	89.7%	88.2%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the six months ended June 30, 2004 increased compared with the six months ended June 30, 2003 largely due to minor prior period reserve strengthening in the first half of 2004.

     The underwriting expense ratio in the half year ended June 30, 2004 compared to the same period in 2003 was flat as an increase in the operating expense ratio of 1.5 points (13.1% as compared to 11.6%) was offset by a reduction in the acquisition expense ratio of 1.5 points (13.8% as compared to 15.3%). The increase in the operating expense ratio was due primarily to the increased costs associated with supporting new business growth in the segment operations globally and in particular the start up operations, the impact of foreign exchange movements and an allocation of certain corporate expenses to the segment. The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned during the first half of the year compared to the same period in the prior year.

Reinsurance

Reinsurance — General Operations

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Gross premiums written	$2,312,592	$2,130,573	8.5%
Net premiums written	2,025,816	1,781,729	13.7%
Net premiums earned	1,407,477	1,150,101	22.4%
Fee income and other	6,104	17,793	(65.7)%
Net losses and loss expenses	799,781	727,338	10.0%
Acquisition costs	317,833	246,215	29.1%
Operating expenses	92,823	71,254	30.3%
Exchange gains	(5,887)	(23,208)	NM

Underwriting profit	$209,031	$146,295	42.9%

     Gross and net premiums written increased 8.5% and 13.7%, respectively, in the first half of 2004 as compared to the first half of 2003. The growth in gross written premiums was seen primarily in the U.S. casualty business and the property lines of business. These increases reflect increases in volume of new and renewal business combined with underlying rate improvements in the range of 10%-15% on the U.S. and London casualty portfolio and rate decreases generally in the range of up to 15% across U.S. property lines. Some international property rates also saw reductions but to a lesser extent. Rate decreases also occurred in the marine, aviation and satellite lines. Favorable foreign exchange movements also contributed to the growth in gross written premiums. Net written premiums reflect the above gross changes, together with higher retentions, including approximately $49.0 million of quota share premiums from Le Mans Re previously ceded but now retained within the group.

     Net premiums earned in the first half of 2004 increased 22.4% as compared to the first half of 2003, due primarily to the earning of net written premium growth in the last year. Casualty reinsurance net premiums earned were $606.0 million in the first half of 2004 as compared to $455.0 million in the same period in 2003.

     Fee income and other relates primarily to fees earned on deposit liability contracts which are earned based on individual underlying contractual terms and conditions. The decrease in fee income was in line with management expectations given those terms and conditions.

     The following table presents the ratios for this segment:

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003

Loss and loss expense ratio	56.8%	63.2%
Underwriting expense ratio	29.2%	27.6%

Combined ratio	86.0%	90.8%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

     There were no significant catastrophic loss events affecting the Company in the first half of 2004 or 2003. The decrease in the loss and loss expense ratio in the half year ended June 30, 2004 compared to the same period in 2003 primarily reflected lower than expected incurred loss development in the first half of the year relating to recent underwriting years, including a release of $12 million related to the September 11 event, and price improvements on earned premiums from prior periods.

      The increase in the underwriting expense ratio in the first half of 2004 as compared with the first half of 2003 was primarily due to an increase in the acquisition expense ratio to 22.6% as compared to 21.4% in the first half of 2003. This increase was mainly due to increased profit commissions which resulted from favorable loss development in the period. The operating expense ratio remained relatively consistent increasing to 6.6% for the first half of 2004 from 6.2% in the same period in 2003.

     Exchange gains in the six months ended June 30, 2004 were mainly attributable to an overall weakening in the value of the U.S. dollar against the UK Sterling and the Euro in those operations with U.S. dollars as their functional currency and net U.K. sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Gross premiums written	$1,062,495	$150,333	NM
Net premiums written	1,062,409	137,730	NM
Net premiums earned	1,064,336	139,842	NM
Fee income and other	93	—	NM
Claims and policy benefits	1,102,244	183,536	NM
Acquisition costs	11,839	13,869	(14.6)%
Operating expenses	6,680	4,221	58.3%
Exchange gains	(946)	(3,614)	(73.8)%
Net investment income	89,550	65,144	37.5%
Interest expense	117	—	NM

Net income from life operations	$34,045	$6,974	NM

*	NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the first half of 2004 as compared to the first half of 2003 primarily as a result of a large immediate annuity portfolio contract bound in the second quarter, representing $898.0 million in net premium earned. In addition, the Company wrote several new regular premium term assurance contracts in the fourth quarter of 2003, which were generating further written premiums in the current and subsequent quarters. The increase in percentage of net premiums written to gross premiums written was primarily due to the termination of a retrocession agreement with an insurance affiliate in the third quarter of 2003.

     Claims and policy benefits also increased significantly as a result of the annuity payout liabilities accepted under the contract noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs decreased in the first half of 2004 as compared to the first half of 2003 due to a timing difference arising from late renewal of a contract in France. Operating expenses increased in the first half of 2004 compared to the first half of 2003 reflecting the build out of existing operations and start-up costs of new Life operations in the U.S. Net investment income increased in the first half of 2004 compared to the first half of 2003 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since June 30, 2003.

Financial Products and Services

Financial Products and Services – Financial Operations

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Gross premiums written	$131,677	$151,032	(12.8)%
Net premiums written	124,184	148,462	(16.4)%
Net premiums earned	66,612	62,780	6.1%
Fee income and other	829	509	62.9%
Net losses and loss expenses	9,530	22,283	(57.2)%
Acquisition costs	8,633	9,039	(4.5)%
Operating expenses	33,202	22,306	48.8%

Underwriting profit	$16,076	$9,661	66.4%
Net investment income — financial guarantee	$17,005	$10,673	59.3%
Net realized and unrealized (losses) gains on weather and energy derivatives	(4,616)	15,633	(129.5)%
Operating expenses — weather and energy	13,941	10,810	29.0%
Equity in net (loss) income of financial affiliates	(1,203)	17,176	NM
Minority interest	7,087	5,298	33.8%
Net realized and unrealized gains (losses) on credit default swaps	39,649	(21,930)	NM

Net contribution from financial operations	$45,883	$15,105	204%

*	NM — Not Meaningful

     Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Decreases in gross and net premiums written of 12.8% and 16.4%, respectively, in the first half of 2004 as compared to the same period in 2003 were primarily due to the combination of conscious underwriting discipline during generally weaker market conditions in the quarter and the absence in the current quarter of several large upfront premium contracts written in the second quarter of 2003. Market conditions are being driven by credit spread compression, higher interest rates, increased competition and reduced public financing.

     Net premiums earned in the first half of 2004 as compared to the same period in 2003 showed growth in contrast to the decrease in net premiums written over the same period. This is because these premiums earn out over the life of the underlying exposures, which are typically longer than the risk periods related to the Company’s insurance and reinsurance general operations. The increase was partially offset by the earning of a large benefit relating to short term contract enhancements in the first half of 2003. Premiums earned do not include premiums on contracts written in derivative form, which are included in “Net realized and unrealized gains (losses) on credit default swaps”.

     As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. Net losses and loss expenses in the six months ended June 30, 2004 decreased significantly compared to the same period in 2003. This decrease was primarily a result of the release of prior period reserves related to financial guaranty exposures as the underlying in force policies get closer to maturity.

     In the six months ended June 30, 2004, acquisition costs as a percentage of net premiums earned decreased as compared to the first half of 2003. This was due to a change in the average term over which the acquisition costs were being expensed which more accurately reflected the life of the exposures.

     Operating expenses increased in the first half of 2004 as compared to the first half of 2003 due to the investment in segment infrastructure over the last year as well as an increase in the allocation of certain corporate expenses.

     Net investment income related to the financial guaranty business increased in 2004 due to the larger investment portfolio created by growth in premium receipts and a $100.0 million capital infusion in the fourth quarter of 2003.

      The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a loss in the half year ended June 30, 2004 as compared to a significant gain in the same period in 2003. During the first half of 2004 the winter weather and gas portfolios experienced losses due to higher than expected temperature volatility. During the first half of 2003, $9.1 million in gains were recognized on derivative contracts related to natural gas exposures that were not repeated in 2004. In the period since June 30, 2003 the positions and activity in the gas area has been significantly reduced, those in the weather area have been increased slightly, and new contingent risk products were introduced.

     Equity in net income of financial affiliates decreased in the first half of 2004 as compared to the second half of 2003 due primarily to the Company’s investment in Primus. Primus specializes in providing credit risk protection through credit derivatives. Primus had a negative mark-to-market adjustment in the period.

     The increase in minority interest in 2004 compared to 2003 is due to an increase in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

     The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities. The net realized and unrealized gains in the six months ended June 30, 2004 related to the fair value adjustment for transactions written in derivative form as well as the premiums earned associated with these transactions. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools. In the first half of 2003 the opposite conditions existed and the fair value change was negative. The Company continues to monitor its credit exposures and adjust the fair value of these derivatives as required.

Financial Products and Services — Life and Annuity Operations

     The following summarizes net income from life operations:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Gross premiums written	$46,425	$36,880	25.9%
Net premiums written	46,644	23,286	100.3%
Net premiums earned	46,644	23,411	99.1%
Fee income and other	137	50	174.0%
Claims and policy benefits	38,328	19,247	99.1%
Acquisition costs	9,995	1,460	NM
Operating expenses	5,552	4,091	35.7%
Net investment income	38,459	12,549	NM
Interest expense	20,674	4,927	NM

Net income from life and annuity operations	$10,691	$6,285	70.1%

*	NM — Not Meaningful

     Gross and net premiums written and earned relate to the blocks of U.S.-based mortality reinsurance business. Claims and policy benefits from this book of business are in line with management’s expectations.

     In December 2002, certain blocks of U.S.-based mortality reinsurance business written were novated to the Company from an insurance affiliate. Gross and net premiums earned, claims and policy benefit reserves and acquisition costs are all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement of certain of these exposures which led to the significant increase in net premiums written in the first half of 2004 compared to the same period in 2003. In the quarter ended June 30, 2004 approximately $3.0 million in additional claims and policy benefit reserves were recorded related to this block of business.

     Net investment income and interest expense relate to municipal reinvestment contracts and funding agreements transactions. The increase in investment income and the related interest expense was due to the initiation of the funding agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The balances outstanding for funding agreements and municipal reinvestment contracts have increased from $0.3 and $1.0 billion, respectively, as at June 30, 2003 to $0.9 million and $1.9 billion, respectively, as at June 30, 2004.

Investment Activities

     The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives from general operations for the six months ended June 30, 2004 and 2003:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Net investment income — general operations	$318,509	$294,089	8.3%
Equity in net income of investment affiliates	97,109	61,104	58.9%
Net realized gains on investments	124,100	89,024	NM
Net realized and unrealized gains on investment derivative instruments — general operations	18,704	8,533	NM

*	NM — Not Meaningful

     Net investment income related to general operations increased in the first six months of 2004 as compared to the first six months of 2003 due primarily to a higher investment base. The growth in the investment base reflects the Company’s cash flow from operations. The market yield to maturity on the total fixed income portfolio was 4.1% at June 30, 2004 as compared to 3.7% at June 30, 2003.

     Equity in net income of investment affiliates increased in the first six months of 2004 compared to the first six months of 2003 mainly due to strong performance in both the alternative portfolio and financial results of the investment managers where the Company has a minority stake.

      The Company manages portfolios consisting of structured portfolios (i.e., assets supporting deposit liabilities and future policy benefit reserves) and Asset/Liability portfolios where, due to the unique nature of the underlying liabilities, customized liability-based benchmarks are used to measure performance. The Company also manages Risk Asset portfolios, which constitute approximately 10% of the Company’s invested assets. These are compared to applicable public indices. The following is a summary of the investment performance for the six months ended June 30, 2004 and June 30, 2003, respectively:

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003

	(Note 1)
U.S. High Yield	0.7%	13.7%
CS First Boston High Yield Index	2.5%	17.3%

Relative Performance	(1.8)%	(3.6)%

Risk Asset Portfolios — Equities
U.S. Large Cap Growth Equity	2.3%	(12.8)%
Russell 1000 Growth Index	2.6%	(13.0)%

Relative Performance	(0.3)%	0.2%

U.S. Large Cap Value Equity	4.6%	12.4%
Russell 1000 Value Index	3.7%	11.4%

Relative Performance	0.9%	1.0%

U.S. Small Cap Equity	6.7%	19.2%
Russell 2000 Index	6.7%	17.8%

Relative Performance	—	1.4%

Non-U.S. Equity	4.2%	8.2%
MSCE ACWI ex US Index (Note 2)	3.6%	9.5%

Relative Performance	0.6%	(1.3)%

Risk Asset Portfolios — Alternative Investments
Alternative Investments (Note 3)	4.4%	4.7%
Standard and Poor’s 500 Index (Note 3)	(0.1)%	10.4%

Relative Performance	4.5%	(5.7)%

Note 1 — All U.S. and Sterling fixed income portfolios within Asset/Liability investment portfolios are now managed relative to custom liability benchmarks.
Note 2 — The benchmark for the Non-U.S. Equity portfolios changed from the MSCI EAFE to the MSCE ACWI ex US Index in the quarter. Comparative figures reflect the previous index.
Note 3 — Effective June 30, 2003, alternative investments are priced one month in arrears; however, cash flows are reflected in the current reporting period. For comparative purposes, effective June 2003, the Standard & Poor’s 500 Index returns are lagged one month.

     Net Realized Gains and Losses and other than temporary declines in the value of investments

     Net realized gains on investments in the first six months of 2004 included net realized gains of $128.2 million from sales of investments and net realized losses of approximately $4.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

     Net realized and unrealized gains on investment derivatives in the first six months of 2004 resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio.

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the six months ended June 30, 2004 and 2003:

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003	% Change

Equity in net income (loss) of insurance affiliates	$3,184	$(41,741)	NM
Amortization of intangible assets	6,514	750	NM
Corporate operating expenses	80,397	68,953	16.6%
Interest expense	74,227	87,495	(15.2)%
Income tax expense	66,533	31,039	114.4%

*	NM — Not Meaningful

     The equity in net loss of insurance affiliates for the six months ended June 30, 2003 includes an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Re. The investment was written down to its fair value of $2.1 million at March 31, 2003.

     Corporate operating expenses in the six months ended June 30, 2004 increased compared to the six months ended June 30, 2003 due to the continued build-out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act, and new costs related to the Company’s global branding campaign.

     The decrease in interest expense primarily reflected a lower accretion charge on the deposit liabilities due to the commutation of certain finite reinsurance contracts offset by additional interest expense related to the 2.53% Senior Notes issued in March 2004. For more information on the Company’s financing structure, see “Financial Condition and Liquidity.”

     The increase in the Company’s income taxes arose principally from an increase in the profitability of certain of the Company’s U.S. and European operations during the first half of 2004.

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

     The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for express written financial support provided by XL Insurance (Bermuda) Ltd in connection with the Company’s financial guaranty subsidiaries and where other express written guaranty or other financial support arrangements are in place.

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

     The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	AA–	(Outlook Stable)
Fitch	AA	(Stable)
A.M. Best	A+	(Outlook Negative)
Moody’s Investor Services	Aa2	(except members of the XL America Pool, XL Re Ltd and XL Life Insurance and Annuity Company, which are rated Aa3, outlook for both ratings is stable)

     The following are the financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating

Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

     There can be no assurance that any such ratings will be retained for any period of time or that they will not be qualified, suspended, revised downward or withdrawn entirely by such agencies.

     In addition, XL Capital Ltd. currently has the following long term debt ratings: “a–” (Outlook Negative) from A.M. Best, “A” (Negative) from Standard and Poor’s, “A2” (Stable) from Moody’s and “A” (Stable) from Fitch.

Financial Condition

     At June 30, 2004 total investments available for sale and cash, net of unsettled investment trades, were $26.0 billion compared to $23.1 billion at December 31, 2003. This increase in investment assets related primarily to proceeds of notes payable and the issuance of equity units of $800.2 million, cash flow generated from operating activities for the quarter of $2.0 billion, and the receipt of deposit liabilities of $682.3 million. Of the Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, at June 30, 2004, approximately 99% was managed by several outside investment management firms. Approximately 95.5% of fixed maturity and short-term investments are investment grade, with 67.5% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA”.

     As a significant portion of the Company’s net premium written incepts in the first half of the year, certain assets and liabilities have increased at June 30, 2004 compared to December 31, 2003. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. For the six months ended June 30, 2004, currency translation adjustment losses were $17.8 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized losses on foreign currency exchange rate movement in those operations where the functional currency is not the U.S. dollar.

     The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company’s reserving practices, and the establishment of any particular reserve, reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company. No assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved.

      Included in unpaid loss and loss expenses recoverable at June 30, 2004 is an unsecured, net recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $925 million, related to certain contractual arrangements from the Company’s acquisition of Winterthur International in July 2001. This amount is subject to ongoing adjustment as described below, and the Seller is currently rated “A” (negative credit watch) by S&P. The sale and purchase agreement, as amended, including the amendments filed as Exhibits 10.15 and 10.16 to this Report (“SPA”), provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of net loss and unearned premium reserves relating to the acquired Winterthur International business. This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes a process for determining the adjustment amount due from the Seller, which process contemplates negotiation between the parties and, if no agreement is reached, a binding determination by an independent actuary in London who must select one of the two numbers submitted by the parties based on which of these is closest to the amount determined by the independent actuary. In addition, the Seller provides protection to the Company with respect to reinsurance recoverables related to the Winterthur International acquisition in the aggregate amount of $2.3 billion as of June 30, 2004; certain reinsurers responsible for some portions thereof have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing. The Company expects that the process will likely result in a material increase in the net recoverable from the Seller, the ultimate amount of which presently is not determinable. The Company may recognize a loss in future periods if the amount finally agreed or determined to be due to the Company from the Seller is less than the adverse development of net loss and unearned premium reserves and any unrecovered amounts included within reinsurance recoverables related to the Winterthur International acquisition or to the extent that any amount proves to be uncollectible from the Seller for any reason.

     Inflation can, among other things, potentially result in larger claims. The Company’s underwriting philosophy is to adjust premiums in response to inflation.

     Liquidity and Capital Resources

     As at June 30, 2004, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $7.6 billion, of which $2.7 billion in debt was outstanding. In addition, $2.8 billion of letters of credit were outstanding as of June 30, 2004, 8% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

     In May 2004, the Company paid $15.0 million to the holders of record as at close of business on May 26, 2004, of its Zero Coupon Convertible Debentures (“CARZ”) originally issued in May 2001. No bondholders put bonds to the Company and, consequently, all bonds remain outstanding. The next put date for these securities is May 23, 2006. The LYONs may be “put” at their accreted value or converted by the bondholders at various times prior to the 2021 redemption date. The next “put” date is September 7, 2004. The Company may also choose to “call” the debt at its accreted value from that same date. To the extent that holders of the LYONs tender any debentures for repurchase by the Company on September 7, 2004, the Company has elected to pay all of the purchase price for such debentures in cash. The Company believes that it has the appropriate liquid resources in place to make such a payment should the holders elect to exercise this option.

     In March, 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in proceeds from the sale of the Units after deducting underwriting discounts. The Company intends to use the net proceeds from the sale of the Units for general corporate purposes.

     Each Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares (“ordinary shares”) on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligation under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy in full the holder’s obligation to purchase its ordinary shares under the purchase contracts.

     The Company entered into three new bilateral unsecured letter of credit facilities in 2004 to provide additional capacity to support the Company’s U.S. non-admitted business. The new facilities totaled $125.0 million of which $50.0 million was utilized at June 30, 2004. Two of these facilities totaling $75.0 million were subsequently cancelled effective June 30, 2004.

     The Company replaced its principal $2.5 billion credit and letter of credit facility which expired on June 23, 2004, with a new $1.0 billion facility which expires on June 22, 2005, and a new $2.0 billion facility which expires on June 22, 2007. Both facilities are available to provide revolving credit ($600.0 million in the aggregate) and letters of credit ($3.0 billion in the aggregate) and are syndicated and unsecured. The $1.0 billion facility was unutilized at June 30, 2004, and approximately $1.7 billion of the $2.0 billion facility was utilized to provide letters of credit at June 30, 2004.

     The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at June 30, 2004:

(U.S. dollars in thousands)
(Unaudited)
				Payments Due By Period

			Year Of	Less Than	1 To 3	4 To 5	After 5
Notes Payable And Debt	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Revolving credit facilities	$600,000	$—	2004	$—	$—	$—	$—
7.15% Senior Notes	99,990	99,990	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	597,600	597,600	2012	—	—	—	600,000
Zero Coupon Convertible Debentures (“CARZ”) (1)	650,670	650,670	2021	—	—	—	1,010,833
Liquid Yield Option Notes™ (“LYONS”) (1)	315,108	315,108	2021	—	—	—	514,622
2.53% Senior Notes (2)	825,000	825,000	2009	—	—	825,000	—

Total	$3,343,368	$2,743,368		$—	$100,000	$825,000	$2,380,455

(1)	“Commitment” and “In Use” data represent June 30, 2004 accreted values. “Payments due by period” represents ultimate redemption values. The convertibles may be “put” or converted by the bondholders at various times prior to the 2021 redemption dates. The next “put” date is May 23, 2006 for the CARZ and September 7, 2004 for the LYONs. The Company may also choose to “call” the debt from May and September 2004 onwards for the CARZ and LYONS, respectively.
(2)	The 2.53% Senior Notes are a component of the Units issued in March 2004. In addition to the Senior Notes coupon of 2.53%, contract adjustment payments of 3.97% per annum are being paid on forward purchase contracts for ordinary shares for a total distribution per annum on the Units of 6.50%. The forward purchase contracts mature on May 15, 2007, and the Senior Notes will mature on May 15, 2009.

     The total pre-tax interest expense on the borrowings described above was $28.8 million and $21.8 million for the three months ended June 30, 2004 and 2003, respectively.

     The following table presents, as at June 30, 2004, the Company’s letter of credit facilities available and in use and when those facilities are due to expire:

(U.S. dollars in thousands)
(Unaudited)

				Amount of Commitment
				Expiration Per Period

			Year Of	Less Than	1 To 3	4 To 5	After 5
Other Commercial Commitments	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of Credit Facilities	$4,264,153	$2,843,563	2004-7	$2,264,153	$2,000,000	$—	$—

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

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the six months ended June 30, 2004, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II Item 2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of the Winterthur International operations; (ii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iii) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (iv) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (v) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vi) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (vii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (viii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (ix) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (x) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xi) availability of borrowings and letters of credit under the Company’s credit facilities; (xii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiii) acceptance of the Company’s products and services, including new products and services; (xiv) changes in the availability, cost or quality of reinsurance; (xv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvi) loss of key personnel; (xvii) the effects of mergers, acquisitions and divestitures; (xviii) changes in rating agency policies or practices; (xix) changes in accounting policies or practices or the application thereof; (xx) legislative or regulatory developments; (xxi) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiii) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

     The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company’s derivative transactions can expose the Company to credit default swap risk, weather and energy risk, investment market risk, interest rate risk and foreign currency exchange rate risk. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with resulting changes in fair value recognized in income in the period in which they occur.

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

      The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the six months ended June 30, 2004:

(U.S. dollars in thousands)

(Unaudited)
Six Months
Ended
June 30, 2004

Fair value of contracts outstanding, beginning of the year	$(11,490)
Option premiums received, net of premiums realized (1)	19,436
Reclassification of settled contracts to realized (2)	40,677
Other changes in fair value (3)	(42,583)

Fair value of contracts outstanding, end of period	$6,040

(1)	The Company collected $17.4 million of paid premiums and realized $36.8 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $19.4 million.
(2)	The Company paid $40.7 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of ($42.6) million on the Company’s derivative positions, primarily attributable to hedges of the positions that realized $36.8 million of premiums.

     The change in the fair value of contracts outstanding at June 30, 2004 as compared to the beginning of the year is primarily due to the expiration of natural gas positions, which were not replaced due to management’s decision to reduce the size of its natural gas portfolio.

     The following table summarizes the maturity of contracts outstanding as of June 30, 2004:

(U.S. dollars in thousands)
(Unaudited)

	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	4-5 Years	5 Years	Fair Value

Prices actively quoted	$(1,502)	$—	$—	$—	$(1,502)
Prices based on models and other valuation methods	(1,910)	9,326	126		7,542

Total fair value of contracts outstanding	$(3,412)	$9,326	$126	$—	$6,040

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

     The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended June 30, 2004 were $163.2 million, $126.5 million and $214.0 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended June 30, 2003 were $151.8 million, $131.8 million and $175.6 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $80.0 million in any one season or $95.0 million prior to the start of the winter season in the then current year.

     For the natural gas portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $0.3 million. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level, during the period ended June 30, 2004 were $0.1 million, nil and $0.2 million, respectively. The corresponding amounts during the period ended June 30, 2003 were $2.4 million, $1.8 million and $2.9 million, respectively.

      For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended June 30, 2004 were $4.2 million, $2.6 million, and $7.6 million, respectively. The corresponding amounts during the period ended June 30, 2003 were $3.2 million, $1.3 million, and $5.3 million, respectively.

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

     The VaR of the total investment portfolio at June 30, 2004, based on a 95% confidence level with a one month holding period, was approximately $564.1 million. The VaR of all investment related derivatives as at June 30, 2004 was approximately $11.3 million. The Company’s investment portfolio VaR as at June 30, 2004 is not necessarily indicative of future VaR levels.

     To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk profile. Given the investment portfolio allocations as at June 30, 2004, the Company would expect to lose approximately

5.6% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at June 30, 2004, the Company would expect to gain approximately 18.4% on the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at June 30, 2004, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $25.4 billion as compared to approximately $20.0 billion at June 30, 2003. As at June 30, 2004, the fixed income portfolio consisted of approximately 89.1% of the total investment portfolio (including cash and cash equivalents, and net payable for investments purchased) as compared to approximately 87.8% as at June 30, 2003.

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at June 30, 2004.

Total

AAA	55.7%
AA	11.8%
A	17.5%
BBB	10.5%
BB & BELOW	4.1%
NR	0.4%

Total	100.0%

     At June 30, 2004 the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at June 30, 2004, the top 10 corporate holdings represented approximately 8.2% of the total fixed income portfolio and approximately 33.8% of all corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Top 10 Corporate Holdings (2)	Percentage of Total Fixed Income Portfolio (1)

Citigroup Inc	1.31%
JPMorgan Chase & Co (3)	1.29%
Bank of America Corporation	1.11%
Morgan Stanley	0.83%
Bear, Stearns & Co. Inc	0.65%
MBNA Corp	0.63%
General Electric Company	0.60%
DaimlerChrysler AG	0.60%
Bank One Corp (3)	0.58%
Washington Mutual Inc	0.56%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.
(2)	Corporate holdings include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.
(3)	Effective July 1, 2004 JPMorgan Chase & Co and Bank One Corp have merged.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at June 30, 2004 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.5% or $1.1 billion as compared to approximately 5.0% or $0.8 billion as at June 30,

2003. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

     As at June 30, 2004, the Company’s equity portfolio was $651.0 million as compared to $550.0 million as at June 30, 2003. As at June 30, 2004, the Company’s allocation to equity securities was approximately 2.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.4% as at June 30, 2003.

     As at June 30, 2004, approximately 56.8% of the equity portfolio was invested in U.S. companies as compared to approximately 35.0% as at June 30, 2003. As at June 30, 2004, the top ten equity holdings represented approximately 7.8% of the Company’s total equity portfolio as compared to approximately 7.6% as at June 30, 2003.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $65.1 million as at June 30, 2004 as compared to $55.0 million as at June 30, 2003.

Alternative Investment Portfolio

     The Company’s alternative investment portfolio (included in investments in affiliates or other investments) had approximately 100 separate investments in different funds at June 30, 2004 with a total portfolio of $1.6 billion representing approximately 5.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to June 30, 2003 where the Company had approximately 100 separate fund investments with a total exposure of $1.4 billion representing approximately 6.0% of the total investment portfolio.

     As at June 30, 2004, the alternative investment style allocation was 24.0% in arbitrage strategies, 42.0% in directional/tactical strategies, 25.0% in event driven strategies and 9.0% in multi-strategy strategies.

Private Investment Portfolio

     As at June 30, 2004, the Company’s exposure to private investments was approximately $195.8 million compared to $191.2 million as at June 30, 2003. As at June 30, 2004, the Company’s exposure to private investments consisted of approximately 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.8% as at June 30, 2003.

Bond and Stock Index Futures Exposure

     As at June 30, 2004, bond and stock index futures outstanding were $41.6 million with underlying investments having a market value of $265.3 million. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $4.1 million respectively. The Company reduces its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of its foreign currency fixed maturities and certain of its foreign currency equity investments. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. At June 30, 2004 and 2003, forward foreign exchange contracts with notional principal amounts totaling $271.0 million and $62.0 million, respectively, were outstanding. The fair value of these contracts as at June 30, 2004 and 2003 was $266.0 million and $59.4 million, respectively, with an unrealized gain of $5.0 million in 2004 and an unrealized gain of $2.6 million in 2003. For the six months ended June 30, 2004 and 2003, realized losses of $3.0 million and realized gains of $1.6 million, respectively, and unrealized gains of $1.3 million and of $3.8 million, respectively, were recorded in net realized and unrealized gains and losses on derivative instruments.

      The Company attempts to manage the exchange volatility arising on certain costs denominated in foreign currencies. Throughout the year, forward contracts are entered into to acquire foreign currencies at an agreed rate in the future. At June 30, 2004, the Company had forward contracts outstanding for the purchase of the equivalent of $207.2 million in Euros and the equivalent of $99.8 million in GBP at fixed rates. The unrealized loss on these contracts at June 30, 2004 was $5.9 million and $1.4 million, respectively.

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

XL CAPITAL LTD
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 17, 2004, certain current and former directors and officers of the Company were named as defendants in a putative “shareholder derivative complaint” (Marilyn Clark, Derivatively on Behalf of XL Capital Ltd v. Brian O’Hara et al.) filed in Connecticut Superior Court by a California shareholder (the “Action”). The Company is named as a nominal defendant. The complaint alleges several causes of action including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment during the time period “from November 2001 to the present” (the “Relevant Period”). The Action alleges that the Company maintained inadequate loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) during the Relevant Period and that, as a consequence, the Company’s earnings and assets were materially overstated. The relief sought against certain of the defendants includes profits made on sales of the Company’s shares over a two year period. Defendants have filed a motion to dismiss the complaint on various grounds including lack of subject matter jurisdiction and that it has been filed in an incorrect forum. If the complaint is not dismissed, the defendants intend to vigorously defend the claims asserted against them. There has been no discovery in the Action.

     On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Securities Laws”). The Amended Complaint alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. The time for the Company and the individual defendants to respond to the Amended Complaint has not occurred and there has been no discovery in the Malin Action. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

     On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to Claimants under the Stock Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On July 30, 2004, the Company filed an Answering Statement and Motion to Stay or Dismiss the AAA arbitration. On April 13, 2004, the Company commenced a separate arbitration procedure, as provided in the Stock Purchase Agreement, but the Claimants have refused to participate in such procedure. On July 15, 2004, the Company filed a petition in the United States District Court for the Southern District of New York, seeking an order of the Court compelling the Claimants to arbitrate the dispute pursuant to those procedures and staying or dismissing the AAA arbitration. Oral argument for the petition is scheduled for August 10, 2004. The Company intends to vigorously defend against the Claimants’ claims.

     On July 15, 2003, the Company and Messrs. Esposito and O’Hara were named in a Consolidated Amended Class Action Complaint (the “Amended Complaint”) filed by certain shareholders of Annuity and Life Re (Holdings), Ltd. (“ANR”) against ANR and certain present and former officers and directors of ANR in the United States District Court for the District of Connecticut seeking unspecified money damages on behalf of purchasers of ANR stock. Schnall v. Annuity and Life Re (Holdings), Ltd., Civil Action No. 02-CV-2133 (GLG) (the “Schnall Action”). The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making (or being responsible as alleged controlling persons for) various alleged material misstatements and omissions in public filings and press releases of ANR. On July 19, 2004, an agreement in principle was reached with plaintiffs to settle the Schnall Action. The settlement is without any admission of liability or wrongdoing and would include a nominal cash payment by the Company. The settlement is subject to certain approvals, full documentation, notice to the class, court approval and certain other steps required to consummate a class action settlement.

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

ITEM 2.      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of	Purchased Under
	Total Number	Average Price	Publicly	the Plans
	of Shares	Paid	Announced Plans	or Programs
Period	Purchased (1)	per Share (2)	or Programs	(3)

April 1-30, 2004	34,879	$76.71	—	$135.4 million
May 1-31, 2004	—	—	—	$135.4 million
June 1-30, 2004	—	—	—	$135.4 million
Total	34,879	$76.71	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the program during the three or six months ended June 30, 2004. As of June 30, 2004, the Company could repurchase up to approximately $135.4 million of our equity securities under the Company’s share repurchase program.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual General Meeting of Class A Shareholders held on April 30, 2004 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the ordinary shareholders approved the following:

1. The election of three Class III Directors to hold office until 2007:

	Votes in Favor	Votes Withheld

J. Loudon	115,929,345	2,256,200
R.S. Parker	116,615,861	1,569,684
A. Senter	116,403,266	1,782,279

2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the independent auditors of the Company for the fiscal year ending December 31, 2004:

Votes In Favor	Votes Against	Abstentions

116,451,445	1,152,617	581,483

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1	Amendment, dated as of May 10, 2004, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as the borrower, Citibank North America, Inc., as Agent and Mellon Bank, N.A., as the securities intermediary.
10.2	364-Day Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.3	Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.4	Form of Non-Statutory Stock Option Agreement (One-Time Vesting).
10.5	Form of Non-Statutory Stock Option Agreement (Incremental Vesting).
10.6	Form of Incentive Stock Option Agreement.
10.7	Form of Restricted Stock Agreement.
10.8	Form of Non-Statutory Stock Option Agreement (Renewal Form).
10.9	Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form).
10.10	Form of Directors Restricted Stock Agreement.
10.11	Form of Performance Restricted Stock Agreement.
10.12	Form of Performance Restricted Stock Unit Agreement.
10.13	Form of Restricted Stock Unit Agreement.
10.14	Form of Director Stock Option Agreement.
10.15	Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including Schedule B thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001.
10.16	Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001.

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.
99.1	XL Capital Assurance Inc. condensed consolidated financial statements (unaudited) for the three and six month periods ended June 30, 2004 and 2003.
99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and six month periods ended June 30, 2004 and 2003.

(b)     Reports on Form 8-K

Current Report on Form 8-K filed on May 19, 2004, under Item 5 and Item 7 thereof.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
XL CAPITAL LTD
(Registrant)

Dated: August 9, 2004	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: August 9, 2004	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and
Chief Financial Officer