Form 10-Q
period 2004-09-30
XL CAPITAL LTD
filed 2004-11-05
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 3, 2004, there were 138,655,676 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003 (Unaudited) and the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2004 and 2003 (Unaudited) and for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	62

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6.	Exhibits	65

Signatures		66

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2004, $22,740,136; 2003, $18,990,670)	$23,197,964	$19,494,356
Equity securities, at fair value (cost: 2004, $728,181; 2003, $473,112)	803,194	583,450
Short-term investments, at fair value (amortized cost: 2004, $1,697,816; 2003, $696,798)	1,705,865	697,450

Total investments available for sale	25,707,023	20,775,256
Investments in affiliates	1,987,544	1,903,341
Other investments	237,091	142,567

Total investments	27,931,658	22,821,164
Cash and cash equivalents	2,267,198	2,403,121
Accrued investment income	313,392	294,615
Deferred acquisition costs	935,869	777,882
Prepaid reinsurance premiums	1,156,912	977,595
Premiums receivable	4,141,499	3,487,322
Reinsurance balances receivable	1,223,739	1,359,486
Unpaid losses and loss expenses recoverable	6,071,186	5,779,997
Goodwill and other intangible assets	1,832,643	1,845,507
Deferred tax assets, net	268,887	310,077
Other assets	679,967	707,449

Total assets	$46,822,950	$40,764,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$18,252,435	$16,558,788
Deposit liabilities	5,112,045	4,050,334
Future policy benefit reserves	4,096,002	3,233,845
Unearned premiums	5,644,257	4,729,989
Notes payable and debt	2,730,990	1,905,483
Reinsurance balances payable	1,644,753	1,525,739
Net payable for investments purchased	244,051	96,571
Other liabilities	1,670,039	1,666,397
Minority interest	56,659	60,154

Total liabilities	$39,451,231	$33,827,300

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2004	2003

Commitments and Contingencies

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01, issued and outstanding: 2004, 9,200,000; 2003, 9,200,000	$ 92	$ 92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01, issued and outstanding: 2004, 11,500,000; 2003, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2004 and 2003, nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01, issued and outstanding: 2004, 138,622,650; 2003, 137,343,232	1,386	1,373
Additional paid in capital	3,928,360	3,949,421
Accumulated other comprehensive income	343,423	490,195
Deferred compensation	(78,071)	(46,124)
Retained earnings	3,176,414	2,541,843

Total shareholders’ equity	$ 7,371,719	$ 6,936,915

Total liabilities and shareholders’ equity	$46,822,950	$40,764,215

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Net premiums earned	$2,021,133	$1,785,448	$6,603,875	$4,912,888
Net investment income	253,076	190,763	716,599	573,218
Net realized gains (losses) on investments	57,015	(8,693)	181,115	80,331
Net realized and unrealized (losses) gains on derivative instruments	(19,587)	(28,346)	34,150	(26,110)
Net income from investment affiliates	47,283	26,240	144,392	87,344
Fee income and other	10,811	3,920	25,870	25,989

Total revenues	$2,369,731	$1,969,332	$7,706,001	$5,653,660

Expenses:
Net losses and loss expenses incurred	$1,609,126	$1,173,558	$3,672,980	$2,996,387
Claims and policy benefits	127,947	99,954	1,268,519	302,737
Acquisition costs	341,010	323,913	965,688	862,775
Operating expenses	271,852	213,311	764,868	597,738
Exchange (gains) losses	(27,837)	(4,076)	(22,648)	(30,130)
Interest expense	71,712	49,671	166,730	142,093
Amortization of intangible assets	3,256	375	9,770	1,125

Total expenses	$2,397,066	$1,856,706	$6,825,907	$4,872,725

Income (loss) before minority interest, income tax and Net (income) loss from insurance and financial affiliates	$ (27,335)	$ 112,626	$ 880,094	$ 780,935
Minority interest	1,097	763	8,041	5,791
Income tax	10,342	14,890	76,875	45,929
Net (income) loss from insurance and financial affiliates	(71,326)	(12,078)	(73,307)	12,487

Net income	$ 32,552	$ 109,051	$ 868,485	$ 716,728
Preference share dividends	(10,081)	(10,080)	(30,241)	(30,241)

Net income available to ordinary shareholders	$ 22,471	$ 98,971	$ 838,244	$ 686,487

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	138,043	136,826	137,800	136,744

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	138,932	138,423	138,511	138,170

Earnings per ordinary share and ordinary share equivalent — basic	$ 0.16	$ 0.72	$ 6.08	$ 5.02

Earnings per ordinary share and ordinary share equivalent — diluted	$ 0.16	$ 0.71	$ 6.05	$ 4.97

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$ 32,552	$109,051	$868,485	$ 716,728
Change in net unrealized appreciation of investments, net of tax	329,976	(87,261)	(139,965)	321,713
Foreign currency translation adjustments, net	9,295	(10,077)	(530)	80,969
Unrealized derivatives loss and amortization of cash flow hedge	(6,277)	—	(6,277)	—

Comprehensive income (loss)	$365,546	$ 11,713	$721,713	$1,119,410

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$ 207	$ 207
Issue of shares	—	—

Balance — end of period	$ 207	$ 207

Class A Ordinary Shares:
Balance — beginning of year	$ 1,373	$ 1,360
Issue of shares	6	5
Exercise of stock options	7	7

Balance — end of period	$ 1,386	$ 1,372

Additional Paid in Capital:
Balance — beginning of year	$3,949,421	$3,979,979
Issue of shares	51,789	33,224
Stock option expense	10,112	3,748
Contingent capital costs	—	(109,931)
Equity units/debt value	(104,466)	—
Repurchase of shares	(3,196)	—
Exercise of stock options	24,700	33,925

Balance — end of period	$3,928,360	$3,940,945

Accumulated Other Comprehensive Income:
Balance — beginning of year	$ 490,195	$ 184,814
Net change in unrealized gains on investment portfolio, net of tax	(124,188)	316,358
Net change in unrealized gains on investment portfolio of affiliates	(15,777)	5,355
Derivative loss on cash flow hedge	(6,277)	—
Currency translation adjustments	(530)	80,969

Balance — end of period	$ 343,423	$ 587,496

Deferred Compensation:
Balance — beginning of year	$ (46,124)	$ (31,282)
Issue of restricted shares	(51,707)	(33,291)
Amortization	19,760	12,301

Balance — end of period	$ (78,071)	$ (52,272)

Retained Earnings:
Balance — beginning of year	$2,541,843	$2,434,511
Net income	868,485	716,728
Dividends on Series A and B preference ordinary shares	(30,241)	(30,241)
Dividends on Class A ordinary shares	(202,629)	(197,295)
Repurchase of ordinary shares	(1,044)	(241)

Balance — end of period	$3,176,414	$2,923,462

Total Shareholders’ Equity	$7,371,719	$7,401,210

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Cash flows provided by operating activities:
Net income	$ 868,485	$ 716,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gains on investments	(181,115)	(80,331)
Net realized and unrealized gains on derivative instruments	(34,150)	26,110
Amortization of premiums on fixed maturities	62,582	24,880
Net income from investment, insurance and financial affiliates	(217,699)	(74,857)
Amortization of deferred compensation	19,760	12,301
Accretion of convertible debt	21,797	18,989
Accretion of deposit liabilities	85,678	74,391
Unpaid losses and loss expenses	1,693,647	1,959,084
Future policy benefit reserves	862,157	141,385
Unearned premiums	914,268	1,133,194
Premiums receivable	(654,177)	(855,691)
Unpaid losses and loss expenses recoverable	(291,189)	(353,846)
Prepaid reinsurance premiums	(179,317)	(214,299)
Reinsurance balances receivable	135,747	(206,184)
Deferred acquisition costs	(157,987)	(121,204)
Reinsurance balances payable	119,014	49,775
Deferred tax asset	41,190	17,692
Other	(31,885)	(36,180)

Total adjustments	$ 2,208,321	$ 1,515,209

Net cash provided by operating activities	$ 3,076,806	$ 2,231,937

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$ 19,095,791	$ 21,035,695
Proceeds from redemption of fixed maturities and short-term investments	3,582,855	10,595,397
Proceeds from sale of equity securities	356,498	1,004,284
Purchases of fixed maturities and short-term investments	(27,330,505)	(36,423,057)
Purchases of equity securities	(466,683)	(667,636)
Investments in affiliates, net of dividends received	23,724	(30,330)
Acquisition of subsidiaries, net of cash acquired	—	(161,181)
Other investments	(12,750)	(2,893)
Proceeds from purchase and sale of leasehold property	—	45,307

Net cash used in investing activities	$ (4,751,070)	$ (4,604,414)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	24,707	33,932
Repurchase of shares	(4,241)	(241)
Dividends paid	(232,870)	(227,536)
Proceeds from notes payable and issuance of equity units	1,097,141	—
Repayment of notes payable and debt	(316,757)	—
Deposit liabilities	969,629	1,067,533

Net cash provided by financing activities	$ 1,537,609	$ 873,688

Effects of exchange rate changes on foreign currency cash	732	583

Decrease in cash and cash equivalents	(135,923)	(1,498,206)

Cash and cash equivalents — beginning of period	2,403,121	3,557,815

Cash and cash equivalents — end of period	$ 2,267,198	$ 2,059,609

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Preparation and Consolidation

     These unaudited consolidated financial statements include the accounts of the Company and all of its consolidated subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

	(Unaudited)		(Unaudited)
(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income available to ordinary shareholders — as reported	$ 22,471	$ 98,971	$838,244	$686,487
Add: Stock based employee compensation expense included in reported net income, net of related tax	4,072	1,660	10,230	3,748
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,634)	(11,675)	(32,391)	(37,362)

Pro forma net income available to
ordinary shareholders	$ 15,909	$ 88,956	$816,083	$652,873

Earnings per ordinary share:
Basic — as reported	$ 0.16	$ 0.72	$ 6.08	$ 5.02
Basic — pro forma	$ 0.12	$ 0.65	$ 5.92	$ 4.77
Diluted — as reported	$ 0.16	$ 0.71	$ 6.05	$ 4.97
Diluted — pro forma	$ 0.11	$ 0.64	$ 5.89	$ 4.73

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements

     In April 2004, the FASB issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). The purpose of FSP FAS 129-1 is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The Company has provided the required disclosures related to its contingently convertible securities that are required by FSP FAS 129-1 in its December 31, 2003 financial statements.

     In March 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (the “Issue”). In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the Securities and Exchange Commission (“SEC”) staff clarified its view that investments of more than three to five percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (“LLCs”) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for noncontrolling investments in LLCs. This Issue addresses whether an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. The EITF reached a consensus that an investment in an LLC that maintains a “specific ownership account” for each investor, similar to a partnership capital account structure should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. This EITF applies to all investments in LLCs and is effective for reporting periods beginning after June 15, 2004. The adoption of this Issue did not have a material effect on the Company’s financial condition or results of operations.

     In June 2004, the FASB issued Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”). FSP FAS 97-1 clarifies whether it is appropriate to recognize an unearned revenue liability to compensate the insurer for services to be performed over future periods when future profits are expected to decline from the current level, or only when current profits are expected to be followed by future losses (consistent with SOP 03-1). The adoption of FSP FAS 97-1 did not have a material effect on the Company’s financial condition or results of operations.

     EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock if the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee” (“EITF 02-14”), addresses the issue as to whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means (such as convertible debt, preferred equity securities, options, warrants and interests in unincorporated entities). In July 2004, the EITF reached a consensus that investors should apply the equity method when they have an investment in either common stock or “in-substance common stock.” The consensus reached in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The Company is currently reviewing its investments in affiliates and other investments, however, the adoption of EITF 02-14 is not expected to have a material effect on the Company’s financial condition or results of operations.

     Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the debt security. This SOP is

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements (continued)

effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is currently reviewing adoption of the SOP, but it is not expected to have a material effect on the Company’s financial condition or results of operations.

     The FASB has issued an Exposure Draft, Earnings per Share (an amendment of FASB Statement No. 128) (the “Exposure Draft”), which would amend the computational guidance in FASB Statement No. 128, Earnings per Share, for calculating the number of incremental shares included in diluted shares when applying the treasury stock method. Also, it eliminates the provisions that allow an entity to presume that contracts with the option of settling in either cash or stock will be settled in cash and would require that shares that will be issued upon conversion of a mandatory convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date on which conversion becomes mandatory. If the Exposure Draft is adopted as proposed, it will be effective for financial statements for both interim and annual periods beginning after December 15, 2004. Subsequent to the issuance of the Exposure Draft, the FASB decided that retrospective application will not be permitted for contracts for which the option to settle in cash or shares no longer exists at the date of adoption because the contract has been either settled in cash or amended to remove the share settlement option prior to the date of adoption.

     In September 2004, the EITF reached a tentative conclusion regarding Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share (“EITF 04-8”), that contingently convertible securities should be included in diluted earnings per share in all periods regardless of whether the contingency is met and regardless of whether the market price contingency is substantive. EITF 04-8 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes must be restated unless (i) the securities are settled in cash before the end of the effective reporting period in which the consensus is first applied or (ii) the agreement is amended such that the entire contract must be settled in cash.

     In the event that the Company’s Zero Coupon Convertible Debentures due 2021 (“CARZ”) are still outstanding on December 31, 2004, the dilutive effect of the Exposure Draft and EITF 04-8 will be reflected in the calculation of the Company’s earnings per ordinary share. The increase in diluted weighted average ordinary shares outstanding related to CARZ would be 6,011 ordinary shares. This dilutive effect would be partially offset by the adding back of the related interest expense to net income available to ordinary shareholders.

4.   Segment Information

     The Company is organized into three operating segments — insurance, reinsurance and financial products and services — in addition to a corporate segment which includes the general investment and financing operations of the Company.

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

     The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,068,946	$798,338	$ —	$1,867,284
Fee income and other	9,269	(148)	—	9,121
Net losses and loss expenses	888,953	667,966	—	1,556,919
Acquisition costs	146,242	170,984	—	317,226
Operating expenses (1)	146,128	44,849	—	190,977
Exchange losses (gains)	(19,444)	(7,305)	—	(26,749)

Underwriting profit (loss)	$ (83,664)	$ (78,304)	$ —	$ (161,968)

Life and Annuity Operations:
Life premiums earned	$ —	$ 72,943	$ 24,435	$ 97,378
Fee income and other	—	—	317	317
Claims and policy benefits	—	99,163	28,784	127,947
Acquisition costs	—	14,239	5,957	20,196
Operating expenses (1)	—	3,662	2,267	5,929
Exchange (gains) losses	—	(966)	—	(966)
Net investment income	—	57,166	22,254	79,420
Interest (income) expense	—	(94)	14,815	14,721

Net income (loss) from life and annuity operations	$ —	$ 14,105	$ (4,817)	$ 9,288

Financial Operations:
Net premiums earned			$ 56,471	$ 56,471
Fee income and other			1,373	1,373
Net losses and loss expenses			52,207	52,207
Acquisition costs			3,588	3,588
Operating expenses (1)			18,707	18,707
Exchange (gains) losses			(122)	(122)

Underwriting profit (loss)			$(16,536)	$ (16,536)

Investment income — financial guarantee			$ 9,773	$ 9,773
Net realized and unrealized gains (losses) on credit derivatives			(1,919)	(1,919)
Net realized and unrealized gains (losses) on weather and energy derivatives			(186)	(186)
Operating expenses — weather and energy (1)			6,702	6,702
Net income from financial affiliates			10,162	10,162
Minority interest			1,247	1,247

Contribution from financial operations			$ (6,655)	$ (6,655)

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended September 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$163,883
Net realized and unrealized gains on investments
and derivative instruments (3)				39,533
Net income from investment and insurance affiliates				108,447
Interest expense (2)				56,991
Amortization of intangible assets				3,256
Corporate operating expenses				49,537
Minority interest				(150)
Income tax				10,342

Net Income				$ 32,552

General Operations:
Loss and loss expense ratio (4)	83.2%	83.7%		83.4%
Underwriting expense ratio (4)	27.3%	27.0%		27.2%

Combined ratio (4)	110.5%	110.7%		110.6%

   (1)   Operating expenses exclude corporate operating expenses, shown separately.

   (2)   Interest expense excludes interest expense related to life and annuity operations, shown separately.

   (3)   Includes net realized gains on investments of $57.0 million and net realized and unrealized losses on investment derivatives of $17.5 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

   (4)   Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended September 30, 2003:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$995,857	$667,856	$ —	$1,663,713
Fee income and other	2,648	1,865	—	4,513
Net losses and loss expenses	611,617	558,047	—	1,169,664
Acquisition costs	154,549	152,978	—	307,527
Operating expenses (1)	119,184	33,411	—	152,595
Exchange gains	(6,477)	(247)	—	(6,724)

Underwriting profit (loss)	$119,632	$ (74,468)	$ —	$ 45,164

Life and Annuity Operations:
Life premiums earned	$ —	$ 62,600	$ 23,828	$ 86,428
Fee income and other	—	—	62	62
Claims and policy benefits	—	81,460	18,494	99,954
Acquisition costs	—	6,880	4,537	11,417
Operating expenses (1)	—	2,012	2,083	4,095
Exchange (gains) losses	—	2,648	—	2,648
Net investment income	—	35,446	7,690	43,136
Interest expense	—	—	3,304	3,304

Net income from life and annuity operations	$ —	$ 5,046	$ 3,162	$ 8,208

Financial Operations:
Net premiums earned			$ 35,307	$ 35,307
Fee income and other			(655)	(655)
Net losses and loss expenses			3,894	3,894
Acquisition costs			4,969	4,969
Operating expenses (1)			10,467	10,467

Underwriting profit			$ 15,322	$ 15,322

Investment income — financial guarantee			$ 5,461	$ 5,461
Net realized and unrealized losses on
credit derivatives			(1,752)	(1,752)
Net realized and unrealized (losses) gains on weather and energy derivatives			(10,528)	(10,528)
Operating expenses — weather and energy (1)			4,771	4,771
Net income from financial affiliates			12,078	12,078
Minority interest			2,588	2,588

Contribution from financial operations			$ 13,222	$ 13,222

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended September 30, 2003 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$142,166
Net realized and unrealized (losses) gains on
investments and derivative instruments (3)				(24,759)
Net income from investment and
insurance affiliates				26,240
Interest expense (2)				46,367
Amortization of intangible assets				375
Corporate operating expenses				41,383
Minority interest				(1,825)
Income tax				14,890

Net Income				$109,051

General Operations:
Loss and loss expense ratio (4)	61.4%	83.6%		70.3%
Underwriting expense ratio (4)	27.5%	27.9%		27.7%

Combined ratio (4)	88.9%	111.5%		98.0%

   (1)   Operating expenses exclude corporate operating expenses, shown separately.

   (2)   Interest expense excludes interest expense related to life and annuity operations, shown separately.

   (3)   Includes net realized losses on investments of $8.7 million and net realized and unrealized losses on investment derivatives of $16.1 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

   (4)   Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Nine months ended September 30, 2004:
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,066,619	$2,205,815	$ —	$5,272,434
Fee income and other	17,165	5,956	—	23,121
Net losses and loss expenses	2,143,496	1,467,747	—	3,611,243
Acquisition costs	422,620	488,817	—	911,437
Operating expenses (1)	406,549	137,672	—	544,221
Exchange losses (gains)	(7,422)	(13,192)	—	(20,614)

Underwriting profit	$ 118,541	$ 130,727	$ —	$ 249,268

Life and Annuity Operations:
Life premiums earned	$ —	$1,137,279	$ 71,079	$1,208,358
Fee income and other	—	93	454	547
Claims and policy benefits	—	1,201,407	67,112	1,268,519
Acquisition costs	—	26,078	15,952	42,030
Operating expenses (1)	—	10,342	7,819	18,161
Exchange (gains) losses	—	(1,912)	—	(1,912)
Net investment income	—	146,716	60,713	207,429
Interest expense (2)	—	23	35,489	35,512

Net income from life and annuity operations	$ —	$ 48,150	$ 5,874	$ 54,024

Financial Operations:
Net premiums earned			$123,083	$ 123,083
Fee income and other			2,202	2,202
Net losses and loss expenses			61,737	61,737
Acquisition costs			12,221	12,221
Operating expenses (1)			51,909	51,909
Exchange (gains) losses			(122)	(122)

Underwriting profit (loss)			$ (460)	$ (460)

Investment income — financial guarantee			$ 26,778	$ 26,778
Net realized and unrealized gains on credit derivatives			37,730	37,730
Net realized and unrealized losses on weather and energy derivatives			(4,802)	(4,802)
Operating expenses — weather and energy (1)			20,643	20,643
Net income from financial affiliates			8,959	8,959
Minority interest			8,334	8,334

Contribution from financial operations			$ 39,228	$ 39,228

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Nine months ended September 30, 2004 (continued):
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$482,392
Net realized and unrealized gains on investments and derivative instruments (3)				182,337
Equity in net income of investment and insurance affiliates				208,740
Interest expense (2)				131,218
Amortization of intangible assets				9,770
Corporate operating expenses				129,934
Minority interest				(293)
Income tax				76,875

Net Income				$868,485

General Operations:
Loss and loss expense ratio (4)	69.9%	66.5%		68.5%
Underwriting expense ratio (4)	27.0%	28.4%		27.6%

Combined ratio (4)	96.9%	94.9%		96.1%

   (1)   Operating expenses exclude corporate operating expenses, shown separately.

   (2)   Interest expense excludes interest expense related to life and annuity operations, shown separately.

   (3)   Includes net realized gains on investments of $181.1 million and net realized and unrealized gains on investment derivatives of $1.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

   (4)   Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Nine months ended September 30, 2003:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$2,747,163	$1,817,957	$ —	$4,565,120
Fee income and other	6,365	19,658	—	26,023
Net losses and loss expenses	1,684,825	1,285,385	—	2,970,210
Acquisition costs	422,828	399,193	—	822,021
Operating expenses (1)	321,977	104,665	—	426,642
Exchange losses (gains)	(5,709)	(23,455)	—	(29,164)

Underwriting profit	$ 329,607	$ 71,827	$ —	$ 401,434

Life and Annuity Operations:
Life premiums earned	$ —	$ 202,442	$ 47,239	$ 249,681
Fee income and other	—	—	112	112
Claims and policy benefits	—	264,996	37,741	302,737
Acquisition costs	—	20,749	5,997	26,746
Operating expenses (1)	—	6,233	6,174	12,407
Exchange (gains) losses	—	(966)	—	(966)
Net investment income	—	100,590	20,239	120,829
Interest expense	—	—	8,231	8,231

Net income from life and annuity operations	$ —	$ 12,020	$ 9,447	$ 21,467

Financial Operations:
Net premiums earned			$ 98,087	$ 98,087
Fee income and other			(146)	(146)
Net losses and loss expenses			26,177	26,177
Acquisition costs			14,008	14,008
Operating expenses (1)			32,773	32,773

Underwriting profit			$ 24,983	$ 24,983

Investment income — financial guarantee			$ 16,134	$ 16,134
Net realized and unrealized losses on credit derivatives			(23,682)	(23,682)
Net realized and unrealized gains on weather and energy derivatives			5,105	5,105
Operating expenses — weather and energy (1)			15,581	15,581
Equity in net income of financial affiliates			29,254	29,254
Minority interest			7,886	7,886

Contribution from financial operations			$ 28,327	$ 28,327

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Nine months ended September 30, 2003 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$436,255
Net realized and unrealized gains on investments and derivative instruments (3)				72,798
Equity in net income of investment and insurance affiliates				45,603
Interest expense (2)				133,862
Amortization of intangible assets				1,125
Corporate operating expenses				110,335
Minority interest				(2,095)
Income tax				45,929

Net Income				$716,728

General Operations:
Loss and loss expense ratio (4)	61.3%	70.7%		65.1%
Underwriting expense ratio (4)	27.1%	27.7%		27.3%

Combined ratio (4)	88.4%	98.4%		92.4%

   (1)   Operating expenses exclude corporate operating expenses, shown separately.

   (2)   Interest expense excludes interest expense related to life and annuity operations, shown separately.

   (3)   Includes net realized gains on investments of $80.3 million, net realized and unrealized losses on investment derivatives of $7.5 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

   (4)   Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2003:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 350,671	$ 93,336	$ —
Casualty	270,431	269,228	—
Property catastrophe	7,859	91,161	—
Other property	172,108	196,582	—
Marine, energy, aviation and satellite	230,351	57,022	—
Accident and health	(1,331)	11,900	—
Other (1)	38,857	79,109	—

Total General Operations	$1,068,946	$798,338	$ —
Life and Annuity Operations	—	72,943	24,435
Financial Operations	—	—	56,471

Total	$1,068,946	$871,281	$80,906

   (1)   Other, includes political risk, surety, bonding, warranty and other lines.

Three months ended September 30, 2003:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 262,183	$ 43,331	$ —
Casualty	270,345	217,297	—
Property catastrophe	—	72,904	—
Other property	157,894	192,216	—
Marine, energy, aviation and satellite	155,114	59,385	—
Accident and health	10,456	10,669	—
Other (1)	139,865	72,054	—

Total General Operations	$ 995,857	$667,856	$ —
Life and Annuity Operations	—	62,600	23,828
Financial Operations	—	—	35,307

Total	$ 995,857	$730,456	$59,135

(1)   Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Nine months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 997,943	$ 231,792	$ —
Casualty	748,051	736,883	—
Property catastrophe	34,833	237,146	—
Other property	450,044	580,757	—
Marine, energy, aviation and satellite	689,379	156,017	—
Accident and health	6,756	32,044	—
Other (1)	139,613	231,176	—

Total General Operations	$3,066,619	$2,205,815	$ —
Life and Annuity Operations	—	1,137,279	71,079
Financial Operations	—	—	123,083

Total	$3,066,619	$3,343,094	$194,162

   (1)   Other, includes political risk, surety, bonding, warranty and other lines.

Nine months ended September 30, 2003:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 678,126	$ 96,957	$ —
Casualty	756,162	618,289	—
Property catastrophe	—	185,943	—
Other property	420,644	562,806	—
Marine, energy, aviation and satellite	573,665	153,946	—
Accident and health	47,335	22,617	—
Other (1)	271,231	177,399	—

Total General Operations	$2,747,163	$1,817,957	$ —
Life and Annuity Operations	—	202,442	47,239
Financial Operations	—	—	98,087

Total	$2,747,163	$2,020,399	$145,326

   (1)   Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Notes Payable and Debt and Financing Arrangements

     In March 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in net proceeds from the sale of the Units after deducting underwriting discounts.

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

     In connection with this transaction, $88.6 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid in capital” and a corresponding liability was established. Of the $26.9 million total costs associated with the issuance of the Units, $23.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt. The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and nine month periods ended September 30, 2004.

     The Company created and terminated several new bilateral unsecured letter of credit facilities in 2004, which are and were used to provide additional capacity to support the Company’s U.S. non-admitted business. The Company terminated three of these bilateral letter of credit facilities by September 30, 2004, which had amounted to $125.0 million in the aggregate. The newest facility is for $100.0 million of which $60.0 million is available in the form of revolving credit. The facility is currently unutilized.

     The Company replaced its principal $2.5 billion credit and letter of credit facility that expired on June 23, 2004 with a new $1.0 billion facility that expires on June 22, 2005 and a new $2.0 billion facility that expires on June 22, 2007. Both facilities are available to provide revolving credit ($600.0 million in the aggregate) and letters of credit ($3.0 billion in the aggregate) and are syndicated and unsecured. The $1.0 billion facility was unutilized at September 30, 2004, and approximately $1.7 billion of the $2.0 billion facility was utilized to provide letters of credit at September 30, 2004.

     On May 18, 2004, the Company announced that it would make a one-time cash payment to holders of its zero-coupon convertible debentures due May 2021 (“CARZ”) for not exercising their put rights. No bonds were put to the Company and, consequently, the Company paid $15.0 million ($14.84 per bond) to the holders of record on May 26, 2004.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Notes Payable and Debt and Financing Arrangements (Continued)

     On September 7, 2004, the Company redeemed the entire issue of the Liquid Yield OptionTM Notes due 2021 (“LYONs”) originally issued in September 2001. The bonds were redeemed at their accreted value of approximately $317.0 million, using proceeds from the issuance of the Senior Notes due 2014, as described below.

     On August 23, 2004, the Company issued $300.0 million of 5.25% Senior Notes due September 15, 2014. Net proceeds to the Company, after deducting underwriting discounts and commissions and expenses of the offering, were approximately $296.6 million. These proceeds, together with other available cash, were used to redeem the Company’s LYONs, as described above.

     The Company is in the process of renewing the letter of credit facility that supports its operations at Lloyd’s. The new facility in the amount of £450.0 million is expected to close in mid-November 2004.

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

     The net outstanding exposure as at September 30, 2004 of financial guaranty aggregate insured portfolios was $68.1 billion, which includes credit default swap exposures of $10.9 billion. The net liability for these credit default swaps has a carrying value of $97.2 million.

7.   Derivative Instruments

     The Company is exposed to potential loss from various market risks associated with derivative instruments and manages these market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

     The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income for the three and nine months ended September 30, 2004 and 2003, respectively:

	(Unaudited)		(Unaudited)
(U.S. dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Credit derivatives	$ (1,919)	$ (1,752)	$37,730	$(23,682)
Weather and energy risk management derivatives	(186)	(10,528)	(4,802)	5,105
Investment derivatives	(17,482)	(16,066)	1,222	(7,533)

Net realized and unrealized (losses) gains on derivatives	$(19,587)	$(28,346)	$34,150	$(26,110)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

9.    Accumulated Other Comprehensive Income

     In August 2004, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of fixed-rate debt. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 (see Note 5 above). The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 10-year term of the related debt.

10.    Commitments and Contingencies

     In connection with its acquisition of Winterthur International in July 2001, in an all cash transaction, the Company has recorded an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.1 billion at September 30, 2004 based on provisions of the sale and purchase agreement, as amended (“SPA”).

     The SPA provides the Company with post-closing protection with respect to adverse development of loss and unearned premium reserves relating to the acquired Winterthur International operations. This protection is based upon actual net loss experience and development over a three year post-closing seasoning period based on loss development experience, collectible reinsurance, reinsurance recoveries and certain other factors set forth in the SPA. The SPA provides for independent actuarial determination should the Seller and the Company disagree on the final amounts due thereunder. In addition, the Seller provides protection to the Company with respect to reinsurance recoverables aggregating $2.2 billion as of September 30, 2004; certain reinsurers responsible for some portions thereof have raised issues as to whether amounts claimed are due and discussions with respect to resolving such issues are ongoing. The Company may recognize an impairment if the amount determined to be due to the Company is less than the carrying value of the SPA recovery balance deemed due from the Seller or to the extent that any amount proves to be uncollectible from the Seller for any reason.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited)		(Unaudited)
(U.S. dollars in thousands except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic earnings per ordinary share:
Net income	$ 32,552	$109,051	$868,485	$716,728
Less: preference share dividends	(10,081)	(10,080)	(30,241)	(30,241)

Net income available to ordinary shareholders	$ 22,471	$ 98,971	$838,244	$686,487

Weighted average ordinary shares outstanding	138,043	136,826	137,800	136,774
Basic earnings per ordinary share	$ 0.16	$ 0.72	$ 6.08	$ 5.02

Diluted earnings per ordinary share:
Net income	$ 32,552	$109,051	$868,485	$716,728
Less: preference share dividends	(10,081)	(10,080)	(30,241)	(30,241)

Net income available to ordinary shareholders	$ 22,471	$ 98,971	$838,244	$686,487

Weighted average ordinary shares
outstanding — basic	138,043	136,826	137,800	136,744
Average stock options outstanding (1)	889	1,597	711	1,426

Weighted average ordinary shares
outstanding — diluted	138,932	138,423	138,511	138,170

Diluted earnings per ordinary share	$ 0.16	$ 0.71	$ 6.05	$ 4.97

Dividends per ordinary share	$ 0.49	$ 0.48	$ 1.47	$ 1.44

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

Executive Overview

     See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended September 30, 2004 and 2003:

(U.S. dollars and shares in thousands, except per share amounts)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

Net income available to ordinary shareholders	$22,471	$98,971

Earnings per ordinary share — basic	$ 0.16	$ 0.72
Earnings per ordinary share — diluted	$ 0.16	$ 0.71
Weighted average number of ordinary shares and ordinary share
equivalents — basic	138,043	136,826
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	138,932	138,423

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the nine months ended September 30, 2004 and 2003.

(U.S. dollars and shares in thousands, except per share amounts)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Net income available to ordinary shareholders	$838,244	$686,487

Earnings per ordinary share — basic	$ 6.08	$ 5.02
Earnings per ordinary share — diluted	$ 6.05	$ 4.97
Weighted average number of ordinary shares and ordinary share equivalents — basic	137,800	136,744
Weighted average number of ordinary shares and ordinary share equivalents — diluted	138,511	138,170

     The Company’s net income and other financial measures as shown below for the three and nine months ended September 30, 2004 have been affected, among other things, by the following significant items:

1)	Significant hurricane activity in the quarter.
2)	Continued competitive underwriting environment.
3)	Growing asset base and positive performance from investments in affiliates.

1.   Significant hurricane activity in the quarter.

     The 2004 Atlantic hurricane season has, through September 30, 2004, resulted in four insured hurricane losses aggregating to the largest seasonal loss in history and had a substantial impact on the results of the Company for the quarter. The following table sets forth the impact of Hurricanes Charley, Frances, Ivan and Jeanne on the Company’s statement of income for the three and nine months ended September 30, 2004 by operating segment. The Company estimates losses incurred of $446.8 million, net of reinsurance recoverable, based on some preliminary reports and estimates of loss and damage. While this is management’s best estimate at this time, it could change as more information becomes available. In estimating the impact of these hurricanes on the Company, premium payments required to reinstate reinsurance policies have been accrued. Premiums from insureds required to reinstate their insurance or reinsurance coverage with the Company have also been accrued in the estimate.

(U.S. dollars in millions, except ratios)
(Unaudited)			Financial Products
	Insurance	Reinsurance	and Services	Total

Operating Data:
Net reinstatement premiums earned:
Charley	$ —	$ 4.0	$ —	$ 4.0
Frances	—	3.0	—	3.0
Ivan	(12.0)	5.9	—	(6.1)
Jeanne	—	—	—	—

Total net reinstatement premiums earned	$(12.0)	$ 12.9	$ —	$ 0.9

Gross losses and loss expenses:
Charley	$ 60.2	$ 80.4	$ —	$140.6
Frances	38.8	52.1	—	90.9
Ivan	142.5	84.4	—	226.9
Jeanne	30.5	67.3	—	97.8

Total gross losses and loss expenses	$272.0	$284.2	—	$556.2

Losses and loss expenses recoverable:
Charley	$13.6	$ 6.9	$ —	$ 20.5
Frances	7.9	2.9	—	10.8
Ivan	55.9	9.4	—	65.3
Jeanne	6.6	6.2	—	12.8

Total losses and losses expense recoveries	$84.0	$ 25.4	$ —	$109.4

Underwriting loss	$200.0	$245.9	$ —	$445.9

Income tax benefit				$ 25.7

Net loss				420.2

Loss ratio impact for the three months ended September 30, 2004	18.3%	31.6%	—	23.9%
Combined ratio impact for the three months Ended September 30, 2004	18.6%	31.1%	—	23.9%
Loss ratio impact for the nine months ended September 30, 2004	6.4%	11.4%	—	8.5%
Combined ratio impact for the nine months ended September 30, 2004	6.4%	11.2%	—	8.5%

2.   Continued competitive underwriting environment.

     Property and casualty market conditions overall remain attractive although price competition continued to increase in the third quarter, most notably in regards to property and professional lines. Accordingly, the Company has continued to focus on disciplined risk selection. Based on continued solid demand and the benefits of price increases and improved terms achieved over the last several years’ renewals, the Company believes that overall business in the insurance and reinsurance markets remains adequately priced. Performance by segment is further discussed in the segment analysis below.

3.   Growing asset base and positive performance from investments in affiliates.

     Net investment income increased to $253.1 million in the third quarter of 2004 as compared to $190.8 million in the third quarter of 2003 due primarily to a higher investment base. The investment portfolio has increased due to positive operating cash flows combined with capital raising activities. In addition, net realized gains produced by the Company’s investment portfolio and the equity earnings from affiliates also contributed positively to the quarter. Net realized gains (losses) on investments were $57.0 million for the third quarter compared to ($8.7) million for the third quarter of 2003, and net income of investment, insurance and financial affiliates was $118.6 million for the quarter compared to $38.3 million for the third quarter of 2003. Earnings from affiliates in the same period include $102.1 million of income in connection with the sales of the Company’s interest in Admiral Group Ltd and its investment in Pareto Partners and its affiliated companies. This is further discussed within the investment activities and other revenues and expenses analysis below.

Financial Measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

Underwriting (loss) profit — general operations	$(161,968)	$ 45,164
Combined ratio — general operations	110.6%	98.0%
Investment income — general operations	$ 163,883	$142,166

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Underwriting profit — general operations	$ 249,268	$401,434
Combined ratio — general operations	96.1%	92.4%
Investment income — general operations	$ 482,392	$436,255
Annualized return on average ordinary shareholders’ equity	16.8%	14.2%

	(Unaudited)
	September 30,	December 31,
	2004	2003

Book value per ordinary share	$ 49.45	$ 46.74

Underwriting profit — general operations

     One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred, foreign exchange gains (losses) and expenses related to the underwriting activities. Underwriting profits in the three and nine months ended September 30, 2004 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

     The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% generally indicates an underwriting profit and over 100% reflects an underwriting loss. Increases in the Company’s combined ratio for the three and nine months ended September 30, 2004 compared to the same periods in the previous year were directly a result of a higher loss and loss expense ratio driven primarily by the losses resulting from hurricane activity. The underwriting expense ratio has remained relatively stable. The combined ratio excluding the hurricane losses detailed above was 86.7% and 87.6% for the three and nine months ended September 30, 2004, respectively, representing improvements over the same periods in the prior year.

Net investment income — general operations

     Net investment income from the Company’s general operations is another important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average investment portfolio balance during the quarter ended September 30, 2004 has increased as compared to the same period in 2003 due to positive cash flows combined with capital raising activities. Total investments as at September 30, 2004 were $27.9 billion as compared to $21.4 billion as at September 30, 2003.

Book value per ordinary share

     Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $2.71 in the first nine months of 2004. While the Company’s continued growth and profitability has created $868.5 million in net income for the first nine months of the year, the net unrealized gains associated with the Company’s fixed income investment portfolio decreased over the nine months to September 30, 2004 resulting from a rise in interest rates and investment gains being realized in the portfolio. However, for the three months ended September 30, 2004 the change in net unrealized appreciation of investments, net of tax contributed $330.0 million to total book value.

Annualized return on average ordinary shareholders’ equity

     Annualized return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROE’s for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to re-evaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The improvement in this financial measure for the nine months ended September 30, 2004 was due to the key operating factors noted above combined with a 3.2% increase in return related specifically to the net realized gains on investments and derivatives recognized in the period.

Other Key Focuses of Management

     See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003. That discussion is updated for the disclosures set forth below.

Assessment of the effectiveness of our internal controls over financial reporting

     Throughout the year and during the quarter, management has continued to focus on completing its assessment of the effectiveness of the Company’s internal controls over financial reporting by the time the Company is required to file its next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s independent auditors have also been working to evaluate management’s assessment and to test the design and operating effectiveness of the Company’s internal controls over financial reporting. Given that this is the first year of the new Section 404 requirements, it is difficult at this time for both the Company and its independent auditors to predict how long it will take to complete the assessment of the effectiveness of the Company’s internal controls over financial reporting, including the final evaluation of the significance of any control deficiencies. This, along with the significant remediation effort that remains, results in an increased risk of unexpected delays and obstacles to completing the project in a timely manner. Accordingly, dedicated focus at the senior management and segment and business process levels and tight project management to continually gauge the status of the effort and ensure that it stays on schedule, is critical to success. It is important that management continues diligently to complete this work and provide the results and assessments to the Company’s independent auditors on a timely basis and in accordance with the agreed upon time schedule in order for the Company’s independent auditors to have available the resources necessary to complete their work and issue their reports by the time the Company files its Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that it is on track to accomplish this.

Winterthur International Net Reserve Seasoning

     Management continues to focus on the settlement and collection of certain post-closing balances under the sale and purchase agreement, as amended (“SPA”), related to the 2001 acquisition of the Winterthur International operations from Winterthur Swiss Insurance Company. For further information regarding the settlement and collection under the SPA, see “Financial Condition and Liquidity” discussions below.

Critical Accounting Policies and Estimates

     See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003. That discussion is updated for the disclosures set forth below.

     The Company’s net unpaid loss and loss expense general operations and financial operations reserves broken down by operating segment at September 30, 2004 and December 31, 2003 was as follows:

	(Unaudited)
	As of	As of
	September 30,	December 31,
(U.S. dollars in millions)	2004	2003

Insurance	$ 6,782	$ 5,849
Reinsurance	5,293	4,871
Financial products and services	109	62

Net unpaid loss and loss expense reserves	$12,184	$10,782

Reinsurance

     In the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss.

     Reinsurance operations by their nature add further complications to the reserving process, particularly for casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ced ing company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more judgment is required to establish reserves for ultimate claims in the Company’s reinsurance operations.

     Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, the Company does not always receive detailed claim information for this line of business.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     See the discussion of the Company’s Variable Interest Entities and Other Off-Balance Sheet Arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Segment Results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

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

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$1,353,755	$1,326,739	2.0%
Net premiums written	897,904	873,547	2.8%
Net premiums earned	1,068,946	995,857	7.3%
Fee income and other	9,269	2,648	NM
Net losses and loss expenses	888,953	611,617	45.3%
Acquisition costs	146,242	154,549	(5.4)%
Operating expenses	146,128	119,184	22.6%
Exchange (gains) losses	(19,444)	(6,477)	NM

Underwriting (loss) profit	$ (83,664)	$119,632	(169.9)%

* NM — Not Meaningful

     Gross premiums written increased by 2.0% in the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003. The increase in gross premiums written was primarily due to increased levels of casualty line multi-year policies issued in the quarter, offset by continued declining rates across most lines, most notably property and professional lines. Softening pricing has led to increasing levels of non-renewal and repositioning of the Company’s exposures. While the general market has become more competitive, the Company continues to see good opportunities. Growth from new business continued to be seen in the professional lines new product offerings, in the areas of small and midsize law firms, as well as architects and engineers, representing $42.0 million in new premiums during the quarter. In addition, new insurance initiatives in the property catastrophe lines contributed $29.0 million in gross written premiums. Net premiums written have increased in line with the increases in gross premiums written.

     Net premiums earned increased by 7.3% in the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003. The increase was due to the earning of increased net premiums written over the last year combined with increased net retentions, particularly in the professional lines of business. Growth in net premiums earned was partially offset by several non-renewed portfolios as the earned premium effect of the non-renewed business lags the written premium impact. The weakening of the U.S. dollar against the U.K. sterling and the Euro as compared to the same period in 2003 accounted for approximately $16.0 million of the increase in net premiums earned for the three months ended September 30, 2004.

     Fee income and other increased in the third quarter of 2004 compared to the same quarter in 2003 primarily due to gains recorded on the sale of property in London combined with increased risk engineering fees.

     Exchange gains in the quarter ended September 30, 2004 were primarily due to the slight strengthening of the Euro and Swiss Franc against the U.S. dollar in those entities with those functional currencies and which are exposed to net U.S. dollar liabilities.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

Loss and loss expense ratio	83.2%	61.4%
Underwriting expense ratio	27.3%	27.5%

Combined ratio	110.5%	88.9%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the three months ended September 30, 2004 increased compared with the three months ended September 30, 2003 primarily due to net hurricane losses of $188.0 million incurred in the property and marine lines of business. Hurricanes Charley, Frances, Ivan and Jeanne combined to increase the loss ratio by 18.4%. The current quarter losses also included approximately $89.0 million in net prior period reserve strengthening related to professional lines of business, and liability claims associated with the September 11 event.

     The underwriting expense ratio for the quarter ended September 30, 2004 remained relatively flat compared to the same period in 2003 as the acquisition expense ratio decreased by 1.8 points (13.7% as compared to 15.5%) and the operating expense ratio increase by 1.6 points (13.6% as compared to 12.0%). The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned during the quarter compared to the same quarter in the prior year. The operating expense ratio increase resulted from a combination of increased corporate allocations, growth of new lines of business and adverse foreign exchange effects.

Reinsurance

Reinsurance — General Operations

     General reinsurance business written includes casualty, property, accident and health and other specialty reinsurance on a global basis. The Company’s property reinsurance business generally has loss experience characterized as low frequency and high severity that can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company manages its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$660,880	$781,872	(15.5)%
Net premiums written	511,383	670,356	(23.7)%
Net premiums earned	798,338	667,856	19.5%
Fee income and other	(148)	1,865	(107.9)%
Net losses and loss expenses	667,966	558,047	19.7%
Acquisition costs	170,984	152,978	11.8%
Operating expenses	44,849	33,411	34.2%
Exchange (gains) losses	(7,305)	(247)	NM

Underwriting (loss) profit	$(78,304)	$ (74,468)	(5.2)%

* NM — Not Meaningful

     Gross and net premiums written decreased 15.5% and 23.7%, respectively, in the third quarter of 2004 as compared to the third quarter of 2003. The decrease in gross written premiums was experienced across most lines but most significantly in the Bermuda and U.S. property and casualty businesses and the Latin American property business. The decreases in the U.S. and Bermuda reflect changes in the renewal timing of several large policies. The decrease in the Latin American business is primarily as a result of the non-renewal of several large property programs in Mexico. Favorable foreign exchange movements also contributed approximately $9.2 million to gross written premiums. Net written premiums reflected the above changes in gross premiums written.

     Net premiums earned in the third quarter of 2004 increased 19.5% as compared to the third quarter of 2003 due primarily to growth in the earning of net written premiums over the last year, most notably in casualty and professional lines of business. Net premiums earned for casualty and professional reinsurance lines combined was $362.6 million in the third quarter of 2004 as compared to $260.6 million in the same period in 2003. In addition, $12.9 million of reinstatement premiums were earned in the quarter related to the hurricane losses reported.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

Loss and loss expense ratio	83.7%	83.6%
Underwriting expense ratio	27.0%	27.9%

Combined ratio	110.7%	111.5%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the quarter ended September 30, 2004 compared to the same quarter in 2003 primarily resulted from the losses relating to hurricanes Charley, Frances, Ivan and Jeanne, from which the segment incurred a combined $258.8 million of net losses and $284.2 million in gross losses. These hurricane losses contributed 31.6% to the segment loss ratio for the quarter. The quarter ended September 30, 2003 included adverse prior period development primarily related to the Company’s North American casualty business of $184.0 million.

     The decrease in the underwriting expense ratio in the third quarter of 2004 as compared with the third quarter of 2003 was primarily due to a slight decrease in the acquisition expense ratio to 21.4% as compared to 22.9% in the third quarter of 2003. This decrease was mainly due to a combination of minor changes in product mix and reinstatement premiums having no associated acquisition costs.

     Exchange gains in the three months ended September 30, 2004 were mainly attributable to an overall weakening in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations with U.S. dollars as their functional currency and net non-U.S. dollar assets.

Reinsurance — Life and Annuity Operations

     Life and annuity business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

     The following summarizes net income from life and annuity operations in the segment:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$73,467	$63,551	15.6%
Net premiums written	72,725	60,485	20.2%
Net premiums earned	72,943	62,600	16.5%
Claims and policy benefits	99,163	81,460	21.7%
Acquisition costs	14,239	6,880	107.0%
Operating expenses	3,662	2,012	82.0%
Exchange gains	(966)	2,648	(136.5)%
Net investment income	57,166	35,446	61.3%
Interest expense	(94)	—	NM

Net income from life and annuity operations	$14,105	$ 5,046	179.5%

* NM — Not Meaningful

     Gross and net premiums written, net premiums earned and claims and policy benefits increased in the third quarter of 2004 as compared to the third quarter of 2003. The increases relate primarily to several premium term assurance treaties entered into in the fourth quarter of 2003, which generated further written premiums in the current quarter. The increase in percentage of net premiums written to gross premiums written was primarily due to the termination of a retrocession agreement with an insurance affiliate in the third quarter of 2003.

     Claims and policy benefits also increased moderately in line with the growth in underlying business. Changes in claims and policy benefits also include the movement in policy benefit reserves related to contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs increased in the third quarter of 2004 as compared to the third quarter of 2003 due to accrual of profit commissions on certain treaties in the U.K., together with an adjustment to deferred acquisition costs in Europe. Operating expenses in the third quarter of 2004 have increased compared to the same period in the prior year primarily due to the costs associated with the start up of US life reinsurance operations.

     Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Several new large annuity contracts have been written since the third quarter of 2003, which significantly increased the invested assets relating to these operations.

Financial Products and Services

Financial Products and Services — Financial Operations

     Financial Products and Services — Financial Operations’ business written includes insurance, reinsurance and derivative solutions for complex financial risks including financial guaranty insurance and reinsurance and weather and energy risk management products. Many of these transactions are unique and tailored to the specific needs of the insured or user.

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

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$59,605	$91,642	(35.0)%
Net premiums written	52,748	89,585	(41.1)%
Net premiums earned	56,471	35,307	59.9%
Fee income and other	1,373	(655)	NM
Net losses and loss expenses	52,207	3,894	NM
Acquisition costs	3,588	4,969	(27.8)%
Operating expenses	18,707	10,467	78.7%
Exchange (gains) losses	(122)	—	NM

Underwriting (loss) profit	$(16,536)	$ 15,322	NM

Net investment income — financial guarantee	$ 9,773	$ 5,461	79.0%
Net realized and unrealized (losses) gains on weather and
energy derivatives	(186)	(10,528)	(98.2)%
Operating expenses — weather and energy	6,702	4,771	40.5%
Net income from financial affiliates	10,162	12,078	(15.9)%
Minority interest	1,247	2,588	(51.8)%
Net realized and unrealized (losses) gains on
credit default swaps	(1,919)	(1,752)	(9.5)%

Net contribution from financial operations	$ (6,655)	$ 13,222	(150.3)%

* NM — Not Meaningful

     Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Decreases in gross and net premiums written of 35.0% and 41.1%, respectively, in the third quarter of 2004 as compared to the same period in 2003 were primarily due to the absence, in the current quarter, of several large upfront premium contracts written in the third quarter of 2003, in addition to market conditions which continue to be driven by credit spread compression and increased competition.

     Net premiums earned in the third quarter of 2004 have increased compared to the same period in 2003 due to the accelerated earning of unearned premium of $23.3 million on a transaction in which a large loss was recorded in the quarter as discussed below with respect to “Net losses and loss expenses”. Premiums earned do not include premiums on contracts written in derivative form, which are included in “Net realized and unrealized gains (losses) on credit default swaps”.

     As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. During the quarter, the Company recorded a provision for losses of approximately $41.7 million, representing the present value of a $50.0 million loss to the subordinate layer of an insured project financing structure. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise the loss estimates as necessary, as information becomes available. Overall, net losses and loss expenses in the quarter ended September 30, 2004 increased compared to the same period in 2003 primarily as a result of the provision noted above.

     In the three months ended September 30, 2004, amortization of deferred acquisition costs decreased compared with the same period in the prior year as a result of the changing mix of business and resultant slower run-off of in-force business.

     Operating expenses increased in the third quarter of 2004 as compared to the third quarter of 2003 due to costs incurred in connection with the build out of infrastructure supporting the Company’s financial guaranty business over the last year, as well as an increase in the allocation of certain corporate expenses.

     Net investment income related to the financial guaranty business increased in 2004 due to an expanded investment asset basis resulting from premium receipts and a $100.0 million capital infusion to this business in the fourth quarter of 2003.

     The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a small loss in the quarter ended September 30, 2004 as a result of the relatively cool summer in the U.S. Midwest, compared to much larger losses in the same quarter in 2003 related to large exposures to the natural gas market. In the period since September 30, 2003, the positions and activity in the gas area have been significantly reduced, those in the weather area have been increased slightly, and new contingent risk products were introduced.

     Net income from financial affiliates decreased in the third quarter of 2004, as compared to the third quarter of 2003 due primarily to the Company’s investment in Primus Guaranty, Ltd (“Primus”). Primus specializes in providing credit risk protection through credit derivatives. Primus recorded less income in the quarter as a result of a smaller mark to market gain in the current quarter compared to the prior year. This decrease was partially offset by a gain on the sale of a portion of the Primus investment of $2.8 million.

     The decrease in minority interest expense in the third quarter of 2004, compared to the third quarter of 2003, was due to a decrease in the current quarter profits of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

     The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities. The net realized and unrealized losses in the quarter ended September 30, 2004 includes the fair value adjustment for such transactions, as well as the premiums earned from such transactions. These losses were mainly unrealized and related to effects of several large individual credit events offset by the improvement in credit quality of certain credit pools and the general tightening of spreads in the period. Also included in this fair value change is $5.0 million of earnings on premium received in the quarter. The Company continues to monitor its credit exposures and cash flows and adjust the fair value of these derivatives as required.

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

     The following summarizes net income (loss) from life and annuity operations in the segment:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$24,417	$25,437	(4.0)%
Net premiums written	24,435	23,811	2.6%
Net premiums earned	24,435	23,828	2.5%
Fee income and other	317	62	NM
Claims and policy benefits	28,784	18,494	55.6%
Acquisition costs	5,957	4,537	31.3%
Operating expenses	2,267	2,083	8.8%
Net investment income	22,254	7,690	189.4%
Interest expense	14,815	3,304	NM

Net income from life and annuity operations	$(4,817)	$ 3,162	NM

* NM — Not Meaningful
     In December 2002, certain blocks of U.S.-based mortality reinsurance business written were novated to the Company from an insurance affiliate. Gross and net premiums earned, claims and policy benefit reserves and acquisition costs are all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement relating to certain of these exposures. These treaties continue to generate premiums consistent with the levels generated in 2003. In the quarter ended September 30, 2004 approximately $10.3 million in additional claims and policy benefit reserves were recorded related to this block of business due to the combination of adverse claim experience in the quarter and a reserve increase that reflected improved in-force policy data.

     Net investment income and interest expense relate to municipal reinvestment contracts and funding agreements transactions. The increase in investment income and the related interest expense were due to the initiation of funding agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The balances outstanding for funding agreements and municipal reinvestment contracts have increased from $0.6 billion and $1.1 billion, respectively, as at September 30, 2003 to $0.9 billion and $2.2 billion, respectively, as at September 30, 2004.

Investment Activities

     The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives from general operations for the quarters ended September 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Net investment income — general operations	$163,883	$142,166	15.3%
Net income from investment affiliates	47,283	26,240	80.2%
Net realized gains (losses) on investments	57,015	(8,693)	NM
Net realized and unrealized losses on investment derivative instruments — general operations	(17,482)	(16,066)	8.8%

* NM — Not Meaningful

     Net investment income related to general operations increased in the third quarter of 2004 as compared to the third quarter of 2003 due primarily to a higher investment base. The growth in the investment base reflected the Company’s cash flow from operations and capital raising activities. The market yield to maturity on the total fixed income portfolio was 3.9% at September 30, 2004, and September 30, 2003.

     Net income from investment affiliates increased in the third quarter of 2004 compared to the third quarter of 2003. In the third quarter of 2004, the Company experienced strong performance in the financial results of the investment managers where the Company has a minority stake. This quarter’s earnings benefited from a gain from the sale of the Company’s stake in Pareto Partners and its affiliated companies of $35.4 million. However, the Company’s returns from its fund investment affiliates were marginally positive for the quarter as a result of difficult investment conditions in the majority of capital markets.

     The Company manages portfolios consisting of structured portfolios (i.e., assets supporting deposit liabilities and future policy benefit reserves) and Asset/Liability portfolios, where, due to the unique nature of the underlying liabilities, customized liability-based benchmarks are used to measure performance. The Company also manages Risk Asset portfolios, which constitute approximately 10% of the Company’s invested assets. These are compared to applicable public indices. The following is a summary of the investment performance for the Risk Asset portfolios for the quarters ended September 30, 2004 and September 30, 2003, respectively:

	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

Risk Asset Portfolios — Fixed Income
U.S. High Yield	2.5%	2.8%
CS First Boston High Yield Index	4.5%	3.0%

Relative Performance	(2.0)%	(0.2)%

Risk Asset Portfolios — Equities
U.S. Large Cap Growth Equity	N/A	4.0%
Russell 1000 Growth Index (Note 1)	N/A	3.9%

Relative Performance	N/A	0.1%

U.S. Large Cap Value Equity	N/A	3.6%
Russell 1000 Value Index (Note 1)	N/A	2.0%

Relative Performance	N/A	1.6%

	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003

U.S. Large Cap Equity	(0.7)%	N/A
Russell 1000 Index (Note 1)	(1.9)%	N/A

Relative Performance	1.2%	N/A

U.S. Small Cap Equity	(4.0)%	9.7%
Russell 2000 Index	(2.9)%	9.0%

Relative Performance	(1.1)%	0.7%

Non-U.S. Equity	1.7%	11.2%
MSCI ACWI ex US Index (Note 2)	1.0%	8.1%

Relative Performance	0.7%	3.1%

Risk Asset Portfolios — Alternative Investments
Alternative Investments — (Note 3)	0.2%	0.9%
Standard and Poor’s 500 Index — (Note 3)	(1.0)%	5.1%

Relative Performance	1.2%	(4.2)%

Note 1 —	Equity portfolios previously managed relative to the Russell 1000 Growth Index and the Russell 1000 Value Index are now managed relative to the Russell 1000 Index with effect from July 1, 2004.

Note 2 —	The benchmark for the Non-U.S. Equity portfolios changed from the MSCI EAFE to the MSCI ACWI ex US Index in the second quarter of 2004. Comparative figures reflect the previous index.

Note 3 —	Alternative investments are priced one month in arrears; however, cash flows are reflected in the current reporting period. For comparative purposes the Standard & Poor’s 500 Index returns are lagged one month.

NET REALIZED GAINS AND LOSSES AND OTHER THAN TEMPORARY DECLINES
IN THE VALUE OF INVESTMENTS

     Net realized gains on investments in the third quarter of 2004 included net realized gains of $59.1 million from sales of investments and net realized losses of approximately $2.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

     Net realized and unrealized losses on investment derivatives for the quarter resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio.

NET UNREALIZED GAINS AND LOSSES ON INVESTMENTS

     At September 30, 2004, the Company had net unrealized gains on fixed income securities of $465.9 million and net unrealized gains on equities of $75.0 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $92.6 million and $15.7 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2004 shows the potential effect upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

     At September 30, 2004, approximately 4,600 fixed income securities out of a total of approximately 15,900 securities were in an unrealized loss position. The largest unrealized loss in the fixed income portfolio was $5.7 million. The number of fixed income securities in an unrealized loss position decreased from 7,200 individual securities with total unrealized losses of $281.8 million at June 30, 2004. This decrease was a result of a decrease in prevailing market rates during the quarter. Approximately 400 equity securities out of a total of approximately 1,500 securities were in an unrealized loss position at September 30, 2004 with the largest individual loss being $1.8 million.

     The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2004 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
			(Unaudited)
		(Unaudited)	Fair value of securities
	Length of time in a continual	Amount of unrealized	in unrealized loss position
Type of Securities	unrealized loss position	loss at September 30, 2004	at September 30, 2004

Fixed Income and
Short-Term	Less than six months	$11,734	$3,133,338
	At least 6 months but less than 12 months	48,827	3,889,920
	At least 12 months but less than 2 years	30,894	908,374
	2 years and over	1,171	18,495

	Total	$92,626	$7,950,127

Equities	Less than six months	$ 9,227	$209,784
	At least 6 months but less than 12 months	5,071	25,427
	At least 12 months but less than 2 years	1,376	19,436
	2 years and over	33	283

	Total	$15,707	$254,930

     At September 30, 2004, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
		(Unaudited)
Maturity profile in years of fixed	(Unaudited)	Fair value of securities
income securities in a gross	Amount of unrealized loss at	in unrealized loss position
unrealized loss position	September 30, 2004	at September 30, 2004

Less than 1 year remaining	$ 1,276	$ 615,359
1 or more years and less than 5 years remaining	14,646	2,347,247
5 or more years and less than 10 years remaining	19,788	1,116,114
10 or more years and less than 20 years remaining	15,763	455,534
20 years or more remaining	13,346	681,704
Mortgage backed securities	27,807	2,734,169

Total	$92,626	$7,950,127

     The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 4.5% of the total fixed income portfolio market value at September 30, 2004. The change in fair value of these securities has a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at September 30, 2004, $9.9 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
		(Unaudited)
	(Unaudited)	Fair value of securities
	Amount of unrealized loss at	in unrealized loss position
Length of time in a continual unrealized loss position	September 30, 2004	at September 30, 2004

Less than six months	$5,596	$888,880
At least 6 months but less than 12 months	3,043	69,732
At least 12 months but less than 2 years	792	13,962
2 years or more	487	4,507

Total	$9,918	$977,081

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the three months ended September 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003	% Change

Net income (loss) from insurance affiliates	$61,164	$ —	NM
Amortization of intangible assets	3,256	375	NM
Corporate operating expenses	49,537	41,383	19.7%
Interest expense	56,991	46,367	22.9%
Income tax expense	10,342	14,890	30.5%

* NM — Not Meaningful

     The increase in net income from insurance affiliates includes $66.7 million in gain on the sale of the Company’s investment in the Admiral Group Ltd.

     Corporate operating expenses in the third quarter ended September 30, 2004 increased compared to the three months ended September 30, 2003 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act, and adverse foreign exchange impacts.

     The increase in interest expense primarily reflected the additional interest expense related to the 2.53% Senior Notes portion of the 6.5% Equity Units issued in March 2004 described under “Liquidity and Capital Resources” below, and the 5.25% Senior Notes issued in August of 2004, and partially offset by the redemption of the LYONs. For more information on the Company’s financing structure, see “Financial Condition, Liquidity and Capital Resources” below.

     The decrease in the Company’s income taxes arose principally from decreased profitability of the Company’s U.S. and European operations primarily as a result of hurricane losses in the quarter.

Segment Results for the nine months ended September 30, 2004 compared to the nine months ended
September 30, 2003

Insurance

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$4,592,691	$4,042,253	13.6%
Net premiums written	3,395,577	2,843,306	19.4%
Net premiums earned	3,066,619	2,747,163	11.6%
Fee income and other	17,165	6,365	169.7%
Net losses and loss expenses	2,143,496	1,684,825	27.2%
Acquisition costs	422,620	422,828	0.0%
Operating expenses	406,549	321,977	26.3%
Exchange (gains) losses	(7,422)	(5,709)	30.0%

Underwriting profit	$ 118,541	$ 329,607	(64.0)%

* NM — Not Meaningful

     Gross and net premiums written increased by 13.6% and 19.4%, respectively, in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. These increases are primarily due to new business written across most lines and favorable foreign exchange movements. The most significant growth due to new business was seen in casualty and professional lines of business combined with several new product offerings in the professional liability and property catastrophe lines. The new insurance initiatives added, in total, approximately $225.0 million to gross written premium for the first nine months of the year. The strengthening of the U.K. sterling and the Euro against the U.S. dollar as compared to the first nine months of 2003 accounted for approximately $163.0 million of the increase in gross premiums written in the nine months ended September 30, 2004. Partially offsetting the growth in net and gross premiums written in 2004 were rate reductions in most property lines and growing rate pressures on most casualty lines. Net premiums written have grown by a larger percentage than gross premiums written primarily as a result of ceded reinsurance commutations related to professional lines.

     Net premiums earned increased by 11.6% in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase was due to the earning of additional net premiums written in the current and prior year combined with an increase in net retentions as a result of a ceded reinsurance commutation noted above. Growth in net premiums earned was partially offset by several non-renewed portfolios as the earned premium impact of the non-renewed business lags behind the written premium impact.

     The following table presents the ratios for this segment:

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Loss and loss expense ratio	69.9%	61.3%
Underwriting expense ratio	27.0%	27.1%

Combined ratio	96.9%	88.4%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the nine months ended September 30, 2004 increased compared with the nine months ended September 30, 2003 primarily due to net hurricane losses of $188.0 million in the property and marine lines. Hurricanes Charley, Frances, Ivan and

Jeanne combined to increase the loss ratio for the first nine months of the year by 6.4%. Losses for the first nine months of the year also included approximately $129.0 million in net prior period reserve strengthening related to professional lines of business, and liability claims associated with the September 11 event.

     The underwriting expense ratio in the nine months ended September 30, 2004 compared to the same period in 2003 was flat as an increase in the operating expense ratio of 1.4 points (13.3% as compared to 11.7%) was offset by a reduction in the acquisition expense ratio of 1.7 points (13.7% as compared to 15.4%). The increase in the operating expense ratio was due primarily to the increased costs associated with supporting new business growth in the segment operations globally and in particular the start up operations, an allocation of certain corporate expenses to the segment as well as the impact of foreign exchange movements. The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned compared to the same period in the prior year.

Reinsurance

Reinsurance — General Operations

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$2,973,480	$2,912,445	2.1%
Net premiums written	2,537,199	2,452,085	3.5%
Net premiums earned	2,205,815	1,817,957	21.3%
Fee income and other	5,956	19,658	(69.7)%
Net losses and loss expenses	1,467,747	1,285,385	14.2%
Acquisition costs	488,817	399,193	22.5%
Operating expenses	137,672	104,665	31.5%
Exchange gains	(13,192)	(23,455)	(43.8)%

Underwriting profit	$ 130,727	$ 71,827	82.0%

     Gross written premium increased slightly in the first nine months of 2004 as compared to the same period in 2003. Growth in gross premiums written was seen primarily in the U.S. casualty and property lines of business. These increases reflect increases in volume of new and renewal business combined with underlying rate improvements in the U.S. and London casualty portfolio which was partially offset by rate decreases across U.S. property and professional lines. Some international property rates also saw reductions but to a lesser extent. Favorable foreign exchange movements also contributed to the growth in gross written premiums. Net written premiums reflect the above gross changes, together with higher retentions, including approximately $49.0 million of quota share premiums from XL Re Europe (previously Le Mans Re) previously ceded but now retained within the group.

     Net premiums earned in the first nine months of 2004 increased 21.3% as compared to the same period in 2003, due primarily to the earning of net written premium growth in the last year, most notably in casualty and professional lines of business. Net premiums earned for casualty and professional reinsurance lines combined was $968.7 million in the first nine months of 2004 as compared to $715.3 million in the same period in 2003.

     The following table presents the ratios for this segment:

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Loss and expense ratio	66.5%	70.7%
Underwriting expense ratio	28.4%	27.7%

Combined ratio	94.9%	98.4%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the nine months ended September 30, 2004 compared to the same period in 2003 is primarily due to the fact that the nine months ended September 30, 2003 included significant adverse prior period development related to the Company’s North American casualty business. The current quarter experienced losses resulting from the hurricanes Charley, Frances, Ivan and Jeanne, from which the segment incurred a combined $258.8 million of net losses. These hurricane losses contributed 11.4% to the segment loss ratio for the nine months ended September 30, 2004. Hurricane losses were partially offset by lower than expected incurred loss development in the first nine months of the year relating to recent underwriting years and price improvements on earned premiums from prior periods.

     The increase in the underwriting expense ratio in the nine months ended September 30, 2004 as compared with the same period in 2003 was primarily due to an increase in the operating expense ratio resulting from additional allocations of corporate expenses as well as the continued build up of the European reinsurance platform.

Reinsurance — Life and Annuity Operations

     The following summarizes net income from life operations:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$1,135,962	$213,884	NM
Net premiums written	1,135,134	198,215	NM
Net premiums earned	1,137,279	202,442	NM
Fee income and other	93	—	NM
Claims and policy benefits	1,201,407	264,996	NM
Acquisition costs	26,078	20,749	25.7%
Operating expenses	10,342	6,233	65.9%
Exchange gains	(1,912)	(966)	NM
Net investment income	146,716	100,590	45.9%
Interest expense	23	—	NM

Net income from life operations	$ 48,150	$ 12,020	NM

* NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the first nine months of 2004 as compared to the same period in 2003 primarily as a result of a large immediate annuity portfolio contract bound in the second quarter, representing $898.0 million in net premium earned. In addition, the Company wrote several new regular premium term assurance contracts in the fourth quarter of 2003, which generated further premiums written in the current quarter and will impact subsequent quarters. The increase in percentage of net premiums written to gross premiums written was primarily due to the termination of a retrocession agreement with an insurance affiliate in the third quarter of 2003.

     Claims and policy benefits also increased significantly as a result of the annuity payout liabilities accepted under the contract noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs increased in the first nine months of 2004 as compared to the first nine months of 2003 due to accrual of profit commissions on certain treaties in the U.K., together with an adjustment to deferred acquisition costs in Europe. Operating expenses increased in the first nine months of 2004 compared to the first nine months of 2003 reflecting the build out of existing operations and start-up costs of new Life operations in the U.S.

     Net investment income increased in the first nine months of 2004 compared to the first nine months of 2003 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since September 30, 2003.

Financial Products and Services

Financial Products and Services — Financial Operations

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$191,282	$242,674	(21.2)%
Net premiums written	176,932	238,047	(25.7)%
Net premiums earned	123,083	98,087	25.5%
Fee income and other	2,202	(146)	NM
Net losses and loss expenses	61,737	26,177	135.8%
Acquisition costs	12,221	14,008	(12.8)%
Operating expenses	51,909	32,773	58.4%
Foreign exchange (gains) losses	(122)	—	NM

Underwriting profit	$ (460)	$ 24,983	(101.8)%

Net investment income — financial guarantee	$ 26,778	$ 16,134	66.0%
Net realized and unrealized (losses) gains on weather
and energy derivatives	(4,802)	5,105	NM
Operating expenses — weather and energy	20,643	15,581	32.5%
Net income (loss) from financial affiliates	8,959	29,254	(69.4)%
Minority interest	8,334	7,886	5.7%
Net realized and unrealized gains (losses) on credit
default swaps	37,730	(23,682)	NM

Net contribution from financial operations	$ 39,228	$ 28,327	38.5%

* NM — Not Meaningful

     Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Decreases in gross and net premiums written of 21.2% and 25.7%, respectively, in the first nine months of 2004 as compared to the same period in 2003 were primarily due to the combination of conscious underwriting discipline during generally weaker market conditions and the absence in the period of several large upfront premium contracts written in 2003. Market conditions are being driven by credit spread compression, higher interest rates, increased competition and reduced public financing.

     The increase in net premiums earned as compared to the prior year period is primarily due to the accelerated earnings of unearned premium of $23.3 million relating to the large loss with respect to an insured project financing structure discussed below. In addition, financial guaranty premiums earn out over the life of the underlying exposures, which are typically longer than the risk periods related to the Company’s insurance and reinsurance general operations. Premiums earned do not include premiums on contracts written in derivative form, which are included in “Net realized and unrealized gains (losses) on credit default swaps”.

     As with the Company’s property and casualty insurance and reinsurance operations, net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. During the third quarter of 2004, the Company recorded a provision for losses of approximately $41.7 million, representing the present value of a $50.0 million loss expected to be incurred in the future with respect to the subordinate layer of an insured project financing structure. No event of default has yet occurred. Management continues to monitor the exposure and will revise its loss estimates as necessary, as information becomes available. Overall net losses and loss expenses in the nine months ended September 30, 2004 increased by $35.6 million compared to the same period in 2003. This increase was primarily a result of the loss noted above offset by the release of prior period reserves related to financial guaranty exposures due to the underlying in force policies approaching maturity, and the absence of several large credit events in the same period in 2003.

     In the nine months ended September 30, 2004 acquisition costs decreased compared with the same period in the prior year as a result of a change in average term over which the acquisition costs are being expensed.

     Operating expenses increased in the first nine months of 2004 as compared to the first nine months of 2003 due to the investment in segment infrastructure over the last year as well as an increase in the allocation of certain corporate expenses.

     Net investment income related to the financial guaranty business increased in 2004 due to the larger investment portfolio created by growth in premium receipts and a $100.0 million capital infusion to this business in the fourth quarter of 2003.

     The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a loss in the nine months ended September 30, 2004 as compared to a significant gain in the same period in 2003. During the first half of 2004, the winter weather and gas portfolios experienced losses due to higher than expected temperature volatility and costs associated with exiting natural gas positions. In the period since September 30, 2003, the positions and activities in the gas area have been significantly reduced, those in the weather area have been increased slightly, and new contingent risk products were introduced.

     Net income from financial affiliates decreased in the first nine months of 2004 as compared to the first nine months of 2003 due primarily to the Company’s investment in Primus. Primus specializes in providing credit risk protection through credit derivatives. Primus had a mark-to-market adjustment in the period which was less favourable than that recorded in the same period last year. This decrease was partially offset by a gain on the sale of a portion of the Primus investment.

     The increase in minority interest in 2004 compared to 2003 is due to an increase in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

     The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertains to tranches of collateralized debt obligations and asset backed securities. The net realized and unrealized gains in the nine months ended September 30, 2004 related to the fair value adjustment for transactions written in derivative form as well as the premiums earned associated with these transactions. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools. In the first nine months of 2003 the opposite conditions existed and the fair value change was negative. These positive market movements were partially offset by several individual credit events in the current quarter. The Company continues to monitor its credit exposures and adjust the fair value of these derivatives as required.

Financial Products and Services — Life and Annuity Operations

     The following table summarizes net income from life operations:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Gross premiums written	$70,842	$62,317	13.7%
Net premiums written	71,079	47,097	50.9%
Net premiums earned	71,079	47,239	50.5%
Fee income and other	454	112	NM
Claims and policy benefits	67,112	37,741	77.8%
Acquisition costs	15,952	5,997	166.0%
Operating expenses	7,819	6,174	26.6%
Net investment income	60,713	20,239	NM
Interest expense	35,489	8,231	NM

Net income from life and annuity operations	$ 5,874	$ 9,447	(37.8)%

* NM — Not Meaningful

     Gross and net premiums written and earned relate to the blocks of U.S.-based mortality reinsurance business.

     In December 2002, certain blocks of U.S.-based mortality reinsurance business written were novated to the Company from an insurance affiliate. Gross and net premiums earned, claims and policy benefit reserves and acquisition costs are all related to this novated block of business. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement of certain of these exposures which led to the significant increase in net premiums written in the first nine months of 2004 compared to the same period in 2003. In the nine months ended September 30, 2004 approximately $11.0 million in additional claims and policy benefit reserves were recorded related to this block of business due to the combination of adverse claim experience and a reserve increase that reflected improved in-force policy data.

     Net investment income and interest expense relate to municipal reinvestment contracts and funding agreements transactions. The increase in investment income and the related interest expense was due to the initiation of the funding agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The balances outstanding for funding agreements and municipal reinvestment contracts have increased from $0.6 and $1.5 billion, respectively, as at December 31, 2003 to $0.9 million and $2.2 billion, respectively, as at September 30, 2004.

Investment Activities

     The following table illustrates the change in net investment income from general operations, equity in net income of investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives from general operations for the nine months ended September 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Net investment income — general operations	$482,392	$436,255	10.6%
Net income from investment affiliates	144,392	87,344	65.3%
Net realized gains on investments	181,115	80,331	125.5%
Net realized and unrealized gains (losses) on
investment derivative instruments — general operations	1,222	(7,533)	NM

* NM — Not Meaningful

     Net investment income related to general operations increased in the first nine months of 2004 as compared to the first nine months of 2003 due primarily to a higher investment base. The growth in the investment base reflects the Company’s cash flow from operations and capital raising activities. The market yield to maturity on the total fixed income portfolio was 3.9% at September 30, 2004 and September 30, 2003.

     Net income from investment affiliates increased significantly in the first nine months of 2004 compared to the first nine months of 2003 mainly due to strong performance in both the alternative portfolio and financial results of the investment managers where the Company has a minority stake, including a gain from the sale of the Company’s stake in Pareto Partners and its affiliated companies of $35.4 million.

     The Company manages portfolios consisting of structured portfolios (i.e., assets supporting deposit liabilities and future policy benefit reserves) and Asset/Liability portfolios where, due to the unique nature of the underlying liabilities, customized liability-based benchmarks are used to measure performance. The Company also manages Risk Asset portfolios, which constitute approximately 10% of the Company’s invested assets. These are compared to applicable public indices. The following is a summary of the investment performance for the Risk Asset portfolios for the nine months ended September 30, 2004 and September 30, 2003, respectively:

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

U.S. High Yield	3.2%	16.9%
CS First Boston High Yield Index	7.1%	20.9%

Relative Performance	(3.9)%	(4.0)%

Risk Asset Portfolios — Equities
U.S. Large Cap Growth Equity	N/A	17.3%
Russell 1000 Growth Index (Note 1)	N/A	17.4%

Relative Performance	N/A	(0.1)%

U.S. Large Cap Value Equity	N/A	16.4%
Russell 1000 Value Index (Note 1)	N/A	13.6%

Relative Performance	N/A	2.8%

U.S. Large Cap Equity	(0.7)%	N/A
Russell 1000 Index (Note 1)	(1.9)%	N/A

Relative Performance	1.2%	N/A

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

U.S. Small Cap Equity	2.4%	30.7%
Russell 2000 Index	3.6%	28.4%

Relative Performance	(1.2)%	2.3%

Non-U.S. Equity	6.0%	20.2%
MSCI ACWI ex US Index (Note 2)	4.6%	18.4%

Relative Performance	1.4%	1.8%

Risk Asset Portfolios — Alternative Investments
Alternative Investments (Note 3)	4.6%	5.6%
Standard and Poor’s 500 Index (Note 3)	4.5%	16.0%

Relative Performance	0.1%	(10.4)%

Note 1 —	Equity portfolios previously managed against the Russell 1000 Growth Index and the Russell 1000 Value Index are now managed relative to the Russell 1000 Index with effect from July 1, 2004. The Russell 1000 Index and returns relative to the new index represent three months of results

Note 2 —	The benchmark for the Non-U.S. Equity portfolios changed from the MSCI EAFE to the MSCI ACWI ex US Index in the second quarter of 2004. Comparative figures reflect the previous index.

Note 3 —	Alternative investments are priced one month in arrears; however, cash flows are reflected in the current reporting period. For comparative purposes the Standard & Poor’s 500 Index returns are lagged one month.

NET REALIZED GAINS AND LOSSES AND OTHER THAN TEMPORARY DECLINES IN THE VALUE OF INVESTMENTS

     Net realized gains on investments in the first nine months of 2004 included net realized gains of $187.3 million from sales of investments and net realized losses of approximately $6.2 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

     Net realized and unrealized gains on investment derivatives in the first nine months of 2004 resulted from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio.

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the nine months ended September 30, 2004 and 2003:

(U.S. dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003	% Change

Net income (loss) from insurance affiliates	$ 64,348	$(41,741)	NM
Amortization of intangible assets	9,770	1,125	NM
Corporate operating expenses	129,934	110,335	17.8%
Interest expense	131,218	133,862	(2.0)%
Income tax expense	76,875	45,929	67.4%

* NM — Not Meaningful

     The increase in net income from insurance affiliates includes a gain of $66.7 million on the sale of the Company’s investment in the Admiral Group Ltd.

     Corporate operating expenses in the nine months ended September 30, 2004 increased compared to the nine months ended September 30, 2003 due to the continued build out of the Company’s global infrastructure in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act, and adverse foreign exchange impacts.

     The decrease in interest expense primarily reflected reduced deposit liability interest accretion as a result of several commutations in 2004 partially offset by additional interest expense related to the 2.53% Senior Notes issued in March 2004 and the 5.25% Senior Notes issued in August of 2004, which have an interest rate greater that the LYONs which were repaid. For more information on the Company’s financing structure, see “Financial Condition, Liquidity and Capital Resources” below.

     The increase in the Company’s income taxes arose principally from an increase in the profitability of certain of the Company’s U.S. and European operations during the first nine months of 2004.

Financial Condition, Liquidity and Capital Resources

     As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland, and the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

     The Company and its subsidiaries provide no guarantees or other commitments (expressed or implied) of financial support to the Company’s subsidiaries or affiliates, except for express written financial support provided by XL Insurance (Bermuda) Ltd in connection with the Company’s financial guaranty subsidiaries and where other express written guaranty or other financial support arrangements are in place.

     The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business would be adversely affected in financial guaranty and long-tailed insurance and reinsurance lines of business. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. In January 2004, several of the internationally recognized rating agencies amended their financial strength ratings of the Company’s principal insur-

ance and reinsurance subsidiaries and pools following the announcement by the Company of an increase in the prior period loss reserves in the fourth quarter of 2003. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

     The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	AA-	(Outlook Stable)
Fitch	AA	(Stable)
A.M. Best	A+	(Outlook Negative)
Moody’s Investor Services	Aa2	(except members of the XL America Pool, XL Re Ltd and XL Life
Insurance and Annuity Company, which are
rated Aa3 and the outlook for both ratings is stable)

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

     In addition, XL Capital Ltd currently has the following long term debt ratings: “a-” (Outlook Negative) from A.M. Best, “A” (Negative) from Standard and Poor’s, “A2” (Stable) from Moody’s and “A” (Stable) from Fitch.

Financial Condition

     At September 30, 2004, total investments available for sale and cash, net of unsettled investment trades, were $27.7 billion compared to $23.1 billion at December 31, 2003. This increase in investment assets related primarily to proceeds of notes payable and the issuance of equity units of $1,097.1 million, cash flow generated from operating activities of $3.1 billion, and the receipt of deposit liability assets of $969.6 million. Of the Company’s total investments available for sale, including fixed maturities, short-term investments and equity securities, at September 30, 2004, approximately 99% was managed by several outside investment management firms. Approximately 95.5% of fixed maturity and short-term investments are investment grade, with 68.2% rated “Aa” or “AA” or better by a nationally recognized rating agency. Using the Standard & Poor’s rating scale, the average quality of the fixed income portfolio was “AA”.

     As a significant portion of the Company’s net premium written incepts in the first half of the year, certain assets and liabilities have increased at September 30, 2004 compared to December 31, 2003. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. For the nine months ended September 30, 2004, currency translation adjustment losses were $0.5 million. This is shown as part of accumulated other comprehensive income and primarily related to unrealized losses on foreign currency exchange rate movement in those operations where the functional currency is not the U.S. dollar.

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

     Included in unpaid loss and loss expenses recoverable at September 30, 2004 is an unsecured, net recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.1 billion, related to certain contractual arrangements from the Company’s acquisition of Winterthur International in July 2001. This amount is subject to ongoing adjustment as described below, and the Seller is currently rated “A-” by S&P. The sale and purchase agreement, as amended (“SPA”), provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of net loss and unearned premium reserves relating to the acquired Winterthur International business. This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes a process for determining the adjustment amount due from the Seller. This process contemplates negotiation between the parties and, if no agreement is reached, a binding determination by an independent actuary in London who must select one of the two numbers submitted by the parties based on which of these is closest to the amount determined by the independent actuary. The Company is currently preparing to submit its statement of the amount due from the Seller under the SPA. In addition, the Seller provides protection to the Company with respect to reinsurance recoverables related to the Winterthur International acquisition in the aggregate amount of $2.2 billion as of September 30, 2004; certain reinsurers responsible for some portions thereof have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing. The Company expects that the process will likely result in a material increase in the net recoverable from the Seller, the ultimate amount of which presently is not determinable. The Company may recognize a loss in future periods if the amount finally agreed or determined to be due to the Company from the Seller is less than the adverse development of net loss and unearned premium reserves and any unrecovered amounts included within reinsurance recoverables related to the Winterthur International acquisition or to the extent that any amount proves to be uncollectible from the Seller for any reason.

     Inflation can, among other things, potentially result in larger claims. The Company’s underwriting philosophy is to adjust premiums in response to inflation.

Liquidity and Capital Resources

     As at September 30, 2004, the Company had bank, letter of credit and loan facilities available from a variety of sources including commercial banks totaling $7.6 billion, under which $2.7 billion in debt was outstanding. In addition, $2.8 billion of letters of credit were outstanding as of September 30, 2004, 7% of which were collateralized by the Company’s investment portfolio, principally supporting U.S. non-admitted business and the Company’s Lloyd’s capital requirements.

     In May 2004, the Company paid $15.0 million to the holders of record as at close of business on May 26, 2004, of its Zero Coupon Convertible Debentures (“CARZ”) originally issued in May 2001. No bondholders put bonds to the Company and, consequently, all bonds remain outstanding. The Company has had the option to “call” the CARZ since May 23, 2004. This call is exercisable by the Company and would require the payment of approximately $655.0 million for the CARZ to bondholders. This would result in the subsequent retirement of the related debt securities. At present, the Company is evaluating its alternatives with respect to this call.

     In March, 2004 the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in proceeds from the sale of the Units after deducting underwriting discounts. The Company used the net proceeds from the sale of the Units for general corporate purposes.

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

     The Company created and terminated several new bilateral unsecured letter of credit facilities in 2004 to provide additional capacity to support the Company’s U.S. non-admitted business. The Company terminated three of these bilateral letter of credit facilities by September 30, 2004, which had amounted to $125.0 million in the aggregate. The newest facility is for $100.0 million of which $60.0 million is available in the form of revolving credit. The facility is currently unutilized.

     The Company replaced its principal $2.5 billion credit and letter of credit facility which expired on June 23, 2004, with a new $1.0 billion facility which expires on June 22, 2005, and a new $2.0 billion facility which expires on June 22, 2007. Both facilities are available to provide revolving credit ($600.0 million in the aggregate) and letters of credit ($3.0 billion in the aggregate) and are syndicated and unsecured. The $1.0 billion facility was unutilized at September 30, 2004, and approximately $1.7 billion of the $2.0 billion facility was utilized to provide letters of credit at September 30, 2004.

     On September 7, 2004, the Company redeemed the entire issue of the LYONs originally issued in September 2001. The bonds were redeemed at their accreted value of approximately $317.0 million, using proceeds from the issuance of the 5.25% Senior Notes due 2014, as described below.

     On August 23, 2004, the Company issued $300.0 million of 5.25% Senior Notes due September 15, 2014. Net proceeds to the Company, after deducting underwriting discounts and commissions and expenses of the offering, were approximately $296.6 million. These proceeds, along with other available cash, were used to redeem the Company’s LYONs, as described above.

     The Company is in the process of renewing the letter of credit facility that supports its operations at Lloyd’s. The new facility in the amount of £450.0 million is expected to close in mid-November 2004.

     The following tables present the Company’s indebtedness under outstanding securities and lenders’ commitments as at September 30, 2004:

(U.S. dollars in thousands)
(Unaudited)

			Payments Due By Period

			Year of	Less than	1 to 3	4 to 5	After 5
Notes Payable and Debt	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Revolving credit facilities	$ 660,000	$ nil	2004	$ —	$ —	$ —	$ —
7.15% Senior Notes	100,000	99,992	2005	—	100,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed Senior Notes (1)	600,000	597,679	2012	—	—	—	600,000
Zero Coupon Convertible
Debentures (“CARZ”) (1)	655,000	654,991	2021	—	—	—	1,011,000
5.25% Senior Notes	300,000	298,328	2014	—	—	—	300,000
2.53% Senior Notes (2)	825,000	825,000	2009	—	—	825,000	—

Total	$3,395,000	$2,730,990		$ —	$100,000	$825,000	$2,166,000

(1)	“Commitment” and “In Use” data represent September 30, 2004 accreted values. “Payments due by period” represent ultimate redemption values. The zero coupon convertible may be “put” or converted by the bondholders at various times prior to the 2021 redemption date. The next “put” date is May 23, 2006, and Company may “call” the bonds from May 2004 onwards.

(2)	The 2.53% Senior Notes are a component of the Equity Security Units issued in March 2004. In addition to the senior notes coupon of 2.53%, contract adjustment payments of 3.97% per annum are being paid on forward purchase contracts for ordinary shares for a total distribution per annum on the Units of 6.50%. The forward purchase contracts mature on May 15, 2007, and the senior notes will mature on May 15, 2009.

     The total pre-tax interest expense on the borrowings described above was $30.9 million and $23.9 million for the three months ended September 30, 2004 and 2003, respectively.

     The following table presents, as at September 30, 2004, the Company’s letter of credit facilities available and in use and when those facilities are due to expire:

(U.S. dollars in millions)
(Unaudited)

			Payments Due By Period

Other			Year Of	Less than	1 to 3	4 to 5	More than 5
Commercial Commitments	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of Credit Facilities	$4,315	$2,781	2004-7	$2,315	$2,000	$ —	$ —

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

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the nine months ended September 30, 2004, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock during the third quarter of 2004. See “Purchases of Equity Securities by the Issuer and Affiliated Purchases” set forth under Part II, Item 2 below.

     For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

     The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2003, due by period. This table excludes further commitments of $154.6 million to the Company’s investment managers, related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments and letter of credit facilities of $3.5 billion. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements set forth in the Company’s Form 10-K for the year ended December 31, 2003, for further information.

Contractual Obligations		Less than	1 to	3 to	More than
(U.S. dollars in thousands)	Total	1 year	3 years	5 years	5 years

Long-term debt obligations (1)	$ 2,480,455	$ —	$ 100,000	$ —	$ 2,380,455
Contingent capital facility	116,850	12,300	24,600	24,600	55,350
Capital lease obligations	352,710	10,600	22,010	23,140	296,960
Operating lease obligations	320,408	53,634	70,250	58,013	138,511
Deposit liabilities (2)	7,018,544	492,687	1,199,861	1,102,717	4,233,279
Unpaid losses and loss expenses (3)	16,657,670	4,761,519	6,047,072	2,673,768	3,175,311
Future policy benefit reserves (4)	5,704,674	350,099	428,395	456,183	4,469,997

Total	$32,651,311	$5,680,839	$7,892,188	$4,338,421	$14,749,863

(1)	The long term debt obligations include the ultimate redemption values on the CARZ and LYONs up to 2021 and, therefore, the total obligation amount is greater than the current notes payable and debt outstanding at December 31, 2003. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements set forth in the Company’s Form 10-K for the year ended December 31, 2003 for further information. LYONs were redeemed on September 7, 2004

(2)	See Note 12 to the Consolidated Financial Statements set forth in the Company’s Form 10-K for the year ended December 31, 2003, for further information.

(3)	The unpaid loss and loss expenses amounted to $16,558,788 on the Company’s Consolidated Balance Sheet at December 31, 2003. The timing and amounts of actual claims payments related to these reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio. For information regarding the cash and investments available to pay claims related to these liabilities, see “Financial Condition” above.

(4)	Future policy benefit reserves on life and annuity business amounted to $3,233,845 on the Company’s Consolidated Balance Sheet at December 31, 2003. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of the Winterthur International operations; (ii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iii) the size of the Company's claims relating to the hurricane losses described herein may change due to the preliminary nature of some of the reports and estimates of loss and damage to date; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except as described below or otherwise in this Form 10-Q, there have been no material changes in the Company’s market risk exposures, or how those exposures are managed, since December 31, 2003. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2003.

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

Credit Derivative Risk

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

     The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the nine months ended September 30, 2004:

(U.S. dollars in thousands)
(Unaudited)
Nine Months
Ended
September 30, 2004

Fair value of contracts outstanding, beginning of the year	$(11,490)
Option premiums received, net of premiums realized (1)	17,737
Reclassification of settled contracts to realized (2)	43,897
Other changes in fair value (3)	(44,793)

Fair value of contracts outstanding, end of period	$ 5,351

(1)	The Company collected $22.6 million of paid premiums and realized $40.3 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $17.7 million.

(2)	The Company paid $43.9 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.

(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of ($44.8) million on the Company’s derivative positions, primarily attributable to hedges of the positions that realized $40.3 million of premiums.

     The change in the fair value of contracts outstanding at September 30, 2004 as compared to the beginning of the year is primarily due to the expiration of natural gas positions, which were not replaced due to management’s decision to reduce the size of its natural gas portfolio.

     The following table summarizes the maturity of contracts outstanding as of September 30, 2004:

(U.S. dollars in thousands)
(Unaudited)
	Less than	1 to	4 to	Greater than	Total
Source of Fair Value	1 year	3 years	5 years	5 years	Fair Value

Prices actively quoted	$ (520)	$ —	$ —	$ —	$ (520)
Prices based on models and other valuation methods	(3,699)	9,359	211	—	5,871

Total fair value of contracts outstanding	$(4,219)	$9,359	$211	$ —	$5,351

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

     The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended September 30, 2004 were $177.8 million, $126.5 million and $232.4 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended September 30, 2003 were $126.9 million, $100.1 million and $175.6 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $60.0 million in any one season.

     For the natural gas portfolio, VaR is calculated using a one-day holding period. Management has established a daily VaR limit for this portfolio of $0.15 million. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level, during the period ended September 30, 2004 were $0.1 million, nil and $0.2 million, respectively. The corresponding amounts during the period ended September 30, 2003 were $2.2 million, $1.7 million and $2.9 million, respectively.

     For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25.0 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended September 30, 2004 were $4.2 million, $2.6 million, and $7.6 million, respectively. The corresponding amounts during the period ended September 30, 2003 were $2.6 million, $1.2 million, and $5.3 million, respectively.

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

     The Company generally seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. Further, individual security and issuer exposures are generally controlled and monitored at the investment portfolio level via specific investment constraints outlined in investment guidelines and agreed with the appropriate external investment professionals. Additional constraints may be agreed with the external investment professionals that may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

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

Investment Value-At-Risk

     The VaR of the total investment portfolio at September 30, 2004, based on a 95% confidence level with a one month holding period, was approximately $501.4 million as compared to $531.0 million at September 30, 2003. The VaR of all investment related derivatives as at September 30, 2004 was approximately $10.7 million as compared to $9.0 million at September 30, 2003. The Company’s investment portfolio VaR as at September 30, 2004 is not necessarily indicative of future VaR levels.

     To complement the VaR analysis which is based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders equity, market conditions and the Company’s total risk pro-

file. Given the investment portfolio allocations as at September 30, 2004, the Company would expect to lose approximately 5.6% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 6.1% at September 30, 2003. Given the investment portfolio allocations as at September 30, 2004, the Company would expect to gain approximately 17.8% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 19.1% as at September 30, 2003. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at September 30, 2004, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $26.9 billion as compared to approximately $20.8 billion at September 30, 2003. As at September 30, 2004, the fixed income portfolio consisted of approximately 89.0% of the total investment portfolio (including cash and cash equivalents, and net payable for investments purchased) as compared to approximately 87.9% as at September 30, 2003.

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at September 30, 2004.

Total

AAA	55.0%
AA	13.2%
A	16.5%
BBB	10.8%
BB & BELOW	4.0%
NR	0.5%

Total	100.0%

     At September 30, 2004 the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at September 30, 2004, the top 10 corporate holdings represented approximately 9.5% of the total fixed income portfolio and approximately 40.1% of all holdings of corporate fixed income instruments. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Percentage of Total
Top 10 Corporate Holdings (2)	Fixed Income Portfolio (1)

JPMorgan Chase & Co	2.0%
Citigroup Inc.	1.6%
Morgan Stanley	1.0%
Bank of America Corporation	1.0%
Bear, Stearns & Co. Inc	0.7%
Wachovia Corporation	0.7%
General Electric Company	0.7%
HSBC Holdings plc	0.6%
MBNA Corp	0.6%
General Motors Corp	0.6%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

(2)	Corporate holdings include parent and affiliated companies that issue fixed income securities. In some cases a portion of the market value may be invested in bonds that are securitized or have sufficient credit enhancement that provides a long-term credit rating that is higher than the rating of the unsecured debt of the parent company.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at September 30, 2004 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.4% or $1.2 billion as compared to approximately 4.8% or $0.9 billion as at September 30, 2003. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

     As at September 30, 2004, the Company’s equity portfolio was $803.2 million as compared to $548.8 million as at September 30, 2003. As at September 30, 2004, the Company’s allocation to equity securities was approximately 2.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.3% as at September 30, 2003.

     As at September 30, 2004, approximately 56.0% of the equity portfolio was invested in U.S. companies as compared to approximately 58.9% as at September 30, 2003. As at September 30, 2004, the top ten equity holdings represented approximately 7.7% of the Company’s total equity portfolio as compared to approximately 4.4% as at September 30, 2003.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would decrease the fair value of the portfolio by approximately $80.3 million as at September 30, 2004 as compared to $54.9 million as at September 30, 2003.

Alternative Investment Portfolio

     The Company’s alternative investment portfolio (included in investments in affiliates or other investments) had approximately 50 separate investments in different funds at September 30, 2004 with a total portfolio of $1.6 billion representing approximately 5.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to September 30, 2003 where the Company had approximately 25 separate fund investments with a total exposure of $1.4 billion representing approximately 5.9% of the total investment portfolio.

     As at September 30, 2004, the alternative investment style allocation was 43% in directional/tactical strategies, 24% in arbitrage strategies, 23% in event driven strategies and 10% in multi-strategy strategies.

Private Investment Portfolio

     As at September 30, 2004, the Company’s exposure to private investments was approximately $204.3 million compared to $201.9 million as at September 30, 2003. As at September 30, 2004, the Company’s exposure to private investments consisted of approximately 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.9% as at September 30, 2003.

Bond and Stock Index Futures Exposure

     As at September 30, 2004, bond and stock index futures outstanding had a net long position value of $7.5 million. A 10% appreciation or depreciation of these derivative instruments would have resulted in realized gains and realized losses of $80.6 million, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

     The Company has exposure to foreign currency exchange rate fluctuations through its operations and its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at September 30, 2004 was $74.8 million and the net foreign currency denominated receivable at September 30, 2003 was $23.9 million, with a net unrealized loss of $8.6 million as at September 30, 2004 and $0.8 million at September 30, 2003.

     Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment manager guidelines established by management. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less.

     The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premiums receivable, reinsurance contracts, claims payable and investment in subsidiaries.

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

XL CAPITAL LTD

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 17, 2004, certain current and former directors and officers of the Company were named as defendants in a putative “shareholder derivative complaint” (Marilyn Clark, Derivatively on Behalf of XL Capital Ltd v. Brian O’Hara et al.) filed in Connecticut Superior Court by a California shareholder (the “Action”). The Company was named as a nominal defendant. The complaint alleged several causes of action including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment during the time period “from November 2001 to the present” (the “Relevant Period”). The Action alleged that the Company maintained inadequate loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) during the Relevant Period and that, as a consequence, the Company’s earnings and assets were materially overstated. On June 10, 2004, the Company filed a motion to dismiss the plaintiff’s claim. Thereafter, the plaintiff moved to withdraw the complaint in this action and, on September 29, 2004, the court approved the plaintiff’s motion.

     On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Securities Laws”). The Amended Complaint alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On November 1, 2004, all defendants filed a motion to dismiss the Amended Complaint with prejudice. There has been no discovery in the Malin Action. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

     On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to Claimants under the Stock Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On July 30, 2004, the Company filed an Answering Statement and Motion to Stay or Dismiss the AAA arbitration. On April 13, 2004, the Company commenced a separate arbitration procedure, as provided in the Stock Purchase Agreement, but the Claimants have refused to participate in such procedure. On July 15, 2004, the Company filed a petition in the United States District Court for the Southern District of New York, seeking an order of the Court compelling the Claimants to arbitrate the dispute pursuant to those procedures and staying or dismissing the AAA arbitration. On September 19, 2004, the District Court denied our petition. On October 22, 2004, we filed an appeal of the District Court’s decision with the United States Court of Appeals for the Second Circuit. The AAA arbitration is proceeding. The Company intends to vigorously defend against the Claimants’ claims.

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

     The Company is also subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof and other factors. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits in the normal course of business that do not arise from or directly relate to claims on policies of insurance or contracts of reinsurance.

     The Company believes that the ultimate outcomes of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchases

     The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of	Purchased Under
	Total Number	Average Price	Publicly	the Plans
	of Shares	Paid	Announced Plans	or Programs
Period	Purchased (1)	per Share (2)	or Programs	(3)

July 1–31, 2004	3,013	84.11	—	$135.4 million
August 1–31, 2004	78	71.42	—	$135.4 million
September 1–30, 2004	90	73.16	—	$135.4 million

Total	3,181	$83.49	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.

(2)	The price paid per share is the closing price of the shares on the vesting date.

(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the program during the three or nine months ended September 30, 2004. As of September 30, 2004, the Company could repurchase up to approximately $135.4 million of our equity securities under the Company’s share repurchase program.

ITEM 6. EXHIBITS

4.1	First Supplemental Indenture, dated August 23, 2004, to the Indenture, dated June 2, 2004, between the Company and The Bank of New York, as Trustee, incorporated by reference to the Company’s current report on Form 8-K filed on August 23, 2004.

4.2	Form of Senior Note (included in Exhibit 4.1 hereto), incorporated by reference to the Company’s current report on Form 8-K filed on August 23, 2004.

4.3	First Supplemental Indenture, dated September 22, 2004, to the Indenture, dated May 23, 2001, between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to the Company’s current report on Form 8-K filed on September 22, 2004.

10.1	364-Day Credit Agreement, dated as of September 30, 2004, between the Company, X.L. America, Inc., XL Insurance (Bermuda) Ltd, and XL Re Ltd, as the Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as the Lender.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99.1	XL Capital Assurance Inc. condensed consolidated financial statements (unaudited) for the three and nine month periods ended September 30, 2004 and 2003.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and nine month periods ended September 30, 2004 and 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
XL CAPITAL LTD
(Registrant)

Dated: November 5, 2004	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Dated: November 5, 2004	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and
Chief Financial Officer