Form 10-K
period 2004-12-31
XL CAPITAL LTD
filed 2005-03-11
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-10804

XL CAPITAL LTD

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

XL House, One Bermudiana Road,	(441) 292-8515
Hamilton, Bermuda HM 11	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series A 8.00% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series B 7.625% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
6.50% Equity Security Units	New York Stock Exchange, Inc.

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
Yes [X]   No [  ]

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on March 1, 2005 was approximately $10.4 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on that date. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 1, 2005, there were outstanding 139,031,341 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 29, 2005 is incorporated by reference into Part III of this Form 10-K.

XL CAPITAL LTD

TABLE OF CONTENTS

PART I

PART II

PART III
Item 10.	Directors and Executive Officers of the Registrant	164
Item 11.	Executive Compensation	164
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	164
Item 13.	Certain Relationships and Related Transactions	165
Item 14.	Principal Accountant Fees and Services	165

PART IV
Item 15.	Exhibits and Financial Statement Schedules	165

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

ii

PART I

ITEM 1. BUSINESS

History

XL Capital Ltd, together with its subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages, and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the Company was named EXEL Limited on that date.

EXEL Limited and Mid Ocean are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

On June 18, 1999, XL Capital Ltd merged with NAC Re Corp. (“NAC”), a Delaware corporation organized in 1985, in a stock merger. This merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles (“GAAP”). Following the merger, the Company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

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

In connection with its acquisition of Winterthur International, the Company has recorded an unsecured reinsurance recoverable from the Seller of $1.45 billion at December 31, 2004 related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”). The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of net loss and unearned premium reserves relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes a process for determining the amount due from the Seller by an independent actuarial process whereby the independent actuary develops a value of the seasoned net reserves. The actual final seasoned amount will be the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The Company’s submission would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submission would result in a net payable to the Company of $541 million in aggregate. Approximately $855 million of the total $909 million difference between the Seller and the Company relates to seasoned losses, the remainder relates to premium seasoning. Upon completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company.

Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Due to certain contractual arrangements between the Company and Les Mutuelles du Mans Assurances Group (“MMA”) (the other Le Mans Ré shareholder), MMA did not have any economic interest in the earnings of Le Mans Ré with effect from January 1, 2002 and accordingly, no minority interest was recorded since that date. On September 3, 2003, the Company exercised its option to buy the remaining 33% from MMA for approximately $161 million in cash and changed the name of Le Mans Ré to XL Re Europe. XL Re Europe underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a select portfolio of life reinsurance business. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 5(a) to the Consolidated Financial Statements.

Segments

The Company operates through three business segments: Insurance, Reinsurance and Financial Products and Services. These business segments were determined in accordance with Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”).

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2004, 2003 and 2002. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 3 to the Consolidated Financial Statements.

	2004		2003		2002
	Gross		Gross		Gross
Year ended December 31	Premiums	Percentage	Premiums	Percentage	Premiums
(U.S. dollars in millions)	Written	Change	Written	Change	Written

Insurance – General	$5,956,978	14.1%	$5,221,316	15.0%	$4,539,186
Reinsurance – General	3,420,570	0.5%	3,402,764	7.2%	3,174,819
Reinsurance – Life and Annuity	1,343,507	99.6%	673,027	(32.9)%	1,003,154
Financial Products & Services – Financial	276,079	(12.1)%	313,916	57.0%	199,913
Financial Products & Services – Life and Annuity	94,597	(0.5)%	95,062	37.6%	69,094

Insurance Operations

General

The Company provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and are divided into two categories: risk management products and specialty lines products.

Risk management products comprise global property and casualty insurance programs for large multinational companies and institutions and include umbrella liability, product recall, U.S. workers’ compensation, property catastrophe and primary master property and liability coverages. Risk management products generally provide large capacity on a primary, quota share or excess of loss basis. Risk management products are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, excess casualty business written is generally long tail, umbrella and high layer excess business, meaning that the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Primary casualty programs (including workers’ compensation) generally require customers to take large deductibles or self-insured retentions. Outside of North America, excess casualty business is also written on a primary basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written is primarily short tail in nature and written on both a primary and excess of loss basis. Property business written includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Specialty lines products include professional liability insurance, environmental liability insurance, political risk insurance, aviation and satellite insurance, marine and offshore energy insurance, surety, specie, equine, and other insurance coverages including program business.

Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability, company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis. Errors and omissions insurance written on a primary basis is targeted to small to medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, insurance brokers, consultants, architects and engineers, lawyers and real estate agents.

Environmental liability products include pollution and remediation legal liability, general and project-specific pollution and professional liability, commercial general property redevelopment and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess of loss, claims-made or, less frequently, occurrence basis. Targeted industries include chemical facilities, environmental service firms, contractors, healthcare facilities, manufacturing facilities, real estate redevelopment, transportation and construction. The Company also offers commercial general liability and automobile liability insurance to environmental businesses.

Political risk insurance generally covers risks arising from expropriation, currency inconvertibility, contract frustration, non-payment and war on land or political violence (including terrorism) in developing regions of the world. Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in connection with investments and contracts in emerging market countries.

Aviation and satellite products include comprehensive airline hull and liability, airport liability, aviation manufacturers’ product liability, aviation ground handler liability, large aircraft hull and liability, corporate non-owned aircraft liability, space third party liability and satellite risk including damage or malfunction during ascent to orbit and continual operation, and aviation war. Aviation liability and physical damage coverage is offered for large aviation risks on a proportional basis, while smaller general aviation risks are offered on a primary basis. Satellite risks are generally written on a proportional basis. The target markets for aviation and satellite products include airlines, aviation product manufacturers, aircraft service firms, general aviation operators and telecommunications firms.

Marine and offshore energy, specie and equine insurance are also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Specie products are highly specialized classes of insurance for the protection of fine arts and other high value items. Equine products specialize in providing bloodstock, livestock and fish farm insurance.

Business is also written on a broad range of surety products and services throughout North America, with a focus on contract, commercial and international trade surety bonds, targeting all segments of the construction marketplace. Surety products include bid, performance, payment, maintenance and supply bonds, commercial surety bonds, U.S. customs and international trade surety bonds, license bonds, permit bonds, court bonds, public official bonds and other miscellaneous bonds.

The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty, intellectual property and trademark infringement, small commercial property catastrophe and other property and casualty coverages.

The excess nature of many of the Company’s insurance products, coupled with historically large policy limits, results in a book of business that can have losses characterized as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by, among other things, using strict underwriting guidelines and various reinsurance arrangements, discussed below.

See also “– Risk Management” for further information.

The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and is a three-year federal program effective through 2005. TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e., those arising from international, not domestic, acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified in TRIA, for each year this program is in effect, the Company is eligible for reimbursement by the Federal Government for 90% of its covered terrorism related losses arising from a certified terrorist attack. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year. Once this $100 billion loss threshold has been reached for any program year, any insurer covered under TRIA that has met its deductible will not be responsible for any further loss payments in that program year.

The Company had, prior to the passage of TRIA, underwritten exposures under certain insurance policies that included coverage for terrorism. The passage of TRIA has required the Company to make a mandatory offer of “Certified” terrorism coverage with respect to all of its TRIA covered insurance policies. In addition, the Company underwrites a number of policies providing terrorism coverage that are not subject to TRIA.

To date, the U.S. Congress has not extended TRIA beyond the end of 2005. Terrorism-related losses that occur after January 1, 2006 which are covered by policies issued during 2005 may not, therefore, be reimbursable under TRIA. If TRIA is not renewed or similar legislation passed, it will create an increase in the risk to the Company of large losses related to terrorist acts committed after January 1, 2006 which are covered by policies issued during 2005. Under current legislation, the Company must provide certain terrorism coverages as described above. Policies issued during 2005 will likely extend into 2006 and are subject to these mandated coverages, even if TRIA reinsurance programs has expired before the end of the policy period.

Non-U.S. Terrorism

The Company provides coverage for terrorism under casualty policies on a case by case basis, except with respect to workers’ compensation policies on which no terrorism exclusion of any type is permitted. However, the Company generally does not provide significant limits of coverage for terrorism under first party property policies outside of the U.S. unless required to do so by local law and/or protected by a national terrorism risk pool. Various countries have enacted legislation to provide insurance coverage for terrorism occurring within their borders, to protect registered property, and to protect citizens traveling abroad. The legislation typically requires registered direct insurers to provide terrorism coverage for specified coverage lines and then permits them to cede the risk to a national risk pool. The Company has subsidiaries that participate in terrorism risk pools in various jurisdictions, including Australia, France, Spain, The Netherlands and the United Kingdom.

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

The Company’s underwriters generally evaluate each industry category and sub-groups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured’s perceived risk relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. The Company’s rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations, including the industry group in which the insured operates, exposures to loss, natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of the Company’s underwriters to the type of business being written.

Underwriting and loss experience is reviewed regularly for loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable (but not prior to January 1, 1986), and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sub-limits for coverage in critical earthquake zones, where the Company seeks to limit its liability in these areas.

Reinsurance Ceded

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured.

The Company uses reinsurance to support the underwriting and retention guidelines of each of its subsidiaries as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure of a portfolio at policies issued by groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Premiums

Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

The following table is an analysis of the insurance segment’s gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the year ended December 31, 2004:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$1,624,387	$1,457,842	$1,361,013
Casualty insurance	1,659,992	1,153,576	1,001,376
Property catastrophe	107,609	57,240	40,713
Other property	916,465	612,822	594,867
Marine, energy, aviation and satellite	1,178,289	920,882	889,170
Accident and health	14,401	9,066	11,235
Other (1)	455,835	215,091	184,779

Total	$5,956,978	$4,426,519	$4,083,153

(1)	Other includes political risk, surety, bonding, warranty and other lines.

Additional discussion and financial information about the insurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); American International Group, Inc. (“AIG”); Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (“Munich Re”); Swiss Reinsurance Company (“Swiss Re”); The Chubb Corporation (“Chubb”); St. Paul/Travelers; and Zurich Financial Services Group (“Zurich”).

The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

North America – AIG, ACE, Chubb, Zurich, St. Paul/Travelers, CNA Financial Corporation, Hartford, Factory Mutual Insurance Company, Liberty Mutual Group and Lloyd’s.

Europe – Allianz Aktiengesellschaft, AIG, Zurich, AXA, Munich Re, ACE, Lloyd’s and Swiss Re.

Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Max Re Ltd., Endurance Specialty Insurance Ltd (“Endurance”), Arch Capital Group Ltd and Starr Excess Liability Insurance Co Ltd.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for further discussion.

Marketing and Distribution

Clients (insureds) are referred to the Company through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, the Company has also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business. In general, the Company has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company to assure the continuing integrity of underwriting and related business operations. See Item 8, Note 18(a) to the Consolidated Financial Statements for information on the Company’s major brokers.

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

Claims in respect of business written by the Company’s Lloyd’s syndicates are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will deal with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaux and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. The Company’s claims department may adjust the case reserves it records from those advised by the bureaux as deemed necessary.

Certain of the Company’s product lines have arrangements with third party administrators (“TPAs”) to provide claim handling services to the Company. These agreements spell out the duties of the TPA, limits of authority and various procedures that are required. These arrangements are also subject to audit review by the Company’s claim departments.

Reinsurance Operations

General

The Company provides casualty, property, property catastrophe, marine, aviation, accident and health, and other specialty reinsurance and life products on a global basis with business being written on both a proportional and non-proportional basis. Business written on a non-proportional basis generally includes an indemnification of the ceding company for a portion of the losses on policies in excess of a specified loss amount. For business written on a proportional or “quota share” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of the incurred losses. The ceding company receives a commission based upon premiums ceded and may also, under certain circumstances, receive a profit commission. Reinsurance may be written on a treaty or facultative basis.

The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice, and environmental liability. Casualty lines are written as treaties or programs on both a proportional and a non-proportional basis as well as individual risk business written on a facultative basis. The treaty business includes clash programs which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss. The treaty business is mainly written through reinsurance intermediaries while the individual risk business is mostly marketed directly to the ceding companies.

The Company’s property business, primarily short-tail in nature, is written on both a treaty and facultative basis and includes property catastrophe, property excess of loss and property proportional. A significant portion of the property business underwritten consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company seeks to manage its reinsurance exposures to catastrophic events by limiting the amount of exposure in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and requiring that its property catastrophe contracts provide for aggregate limits. The Company also seeks to protect its aggregate exposures by peril and zone through the purchase of reinsurance programs. See “– Risk Management” for further information.

The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological and chemical, has also excluded in many territories and classes. The Company’s predominant exposure under such coverage is to property damage.

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

The Company also writes property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. The Company’s property proportional account includes reinsurance of direct property insurance. The Company seeks to limit the catastrophe exposure from its proportional business through extensive use of occurrence and cession limits.

Other specialty reinsurance products include energy, fidelity, surety and political risk.

The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., the Company generally excludes coverage included under TRIA in addition to nuclear, biological and chemical (“NBC”) acts from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBC, or a similar clause that excludes terrorism completely.

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

Underwriting

Underwriting risks for the general and life reinsurance business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedent’s underwriting and claims experience, the cedent’s financial condition and claims paying rating, the exposure and/or experience with the cedent, and the line of business to be reinsured.

Other factors assessed by the Company include the reputation of the proposed cedent, the geographic area in which the cedent does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedent where available and for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages. On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedent’s underwriting operations.

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

Reinsurance Retroceded

The Company uses third party reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as to seek to limit the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposures. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions.

In May 2004, a three-year program that commenced in May 2001 for a significant portion of the Company’s global property catastrophe exposures expired. This program, at inception, contained provisions that provided for a return of premium in the event of no losses being ceded to the program and conversely provided for additional premiums in the event that losses exceeded specific limits within the treaties. Following the September 11 event, these provisions were fully invoked in 2001 with the additional premiums being booked in 2001. As a result, the program for the 2002/3 and 2003/4 coverage period was essentially similar to a traditional agreement with a fixed premium and aggregate limit, consistent with the original terms of the treaty. A full review of the Company’s property catastrophe exposures was completed in the spring of 2004 to optimize the economics against the management of such risks. A traditional program incepting between May and July and renewing annually was put in place to cover these exposures. The new covers give protection in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program.

The Company’s casualty reinsurance program covers multiple claims arising from two or more risks from a single occurrence or event. In 2003, the Company purchased casualty contingency cover of $22.5 million excess of $7.5 million per occurrence and also further protected the casualty book within a multi-line basket cover with limits of $20 million excess of $30 million per occurrence and this protection was renewed in 2004. There is additional clash cover purchased for the Company’s London and Sydney based portfolios, also on an occurrence basis, for limits of $15 million excess of $15 million. This layer was renewed in October with limits of $25 million excess of $20 million and now covers all business written out of the Company’s London and Sydney branches as well as XL Re Europe. The

Company also buys specific reinsurance on its marine and aviation portfolios to manage its net exposures in these classes. The Company has not purchased retrocession coverage attaching during 2004 that has limited risk transfer terms. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements for further information.

Premiums

The following table is an analysis of the reinsurance segment’s gross premiums written, net premiums written and net premiums earned from general and life and annuity operations, by line of business for the year ended December 31, 2004:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$ 405,077	$ 399,450	$ 375,582
Casualty	940,197	867,046	871,155
Property catastrophe	377,132	317,424	304,057
Other property	1,059,353	726,548	783,502
Marine, energy, aviation and satellite	248,779	192,827	204,500
Accident and health	38,285	37,716	42,706
Other (1)	351,747	299,644	317,894

Total general operations	3,420,570	2,840,655	2,899,396
Life and annuity operations	1,343,507	1,308,634	1,310,986

Total	$4,764,077	$4,149,289	$4,210,382

(1)	Other includes political risk, surety, bonding, warranty and other lines.

Additional discussion and financial information about the reinsurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE Tempest Reinsurance, Ltd (“Tempest”); Lloyd’s; Munich Re; St. Paul/Travelers; Swiss Re; PartnerRe Ltd; ERC; Transatlantic Reinsurance Company (“Transatlantic Re”); and Zurich.

The Company’s major geographical markets for its property and casualty general reinsurance operations are North America, Europe and Bermuda. The main competitors in each of these markets include the following:

North America – General Re Corporation, American Re Corporation, Swiss Re America Corporation, Transatlantic Re, Everest Re Group Ltd, GE Reinsurance Corp., Endurance, ERC and PartnerRe Ltd.

Europe – Munich Re, Swiss Re, Lloyd’s, General Cologne Re, SCOR Reinsurance Company, PartnerRe Ltd and ERC Frankona.

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and Partner Reinsurance Company Ltd.

The Company’s major geographical market for its life reinsurance operations is Europe and the main competitors in this market include Reinsurance Group of America, Inc., Munich Re, ERC, General Cologne Re, Swiss Re and Hannover Life Re.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion

Marketing and Distribution

See Insurance Operations – “Marketing and Distribution” and Item 8, Note 18(a) to the Consolidated Financial Statements for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers. In addition, for life reinsurance operations the majority of business is written directly with the ceding company rather than through a broker.

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

Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations that are guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or up front. Financial guaranties written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

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

The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, often energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. Weather risk management contracts generally average one season (five months) in duration. The Company uses the capital markets to hedge portions of these risks written. In 2004, the Company expanded its contingent risk business by offering a dual trigger temperature-contingent natural gas product, designed to protect end-users of natural gas from price volatility due to extreme changes in temperature. The Company also continued to grow its contingent power generator outage insurance business. The outage insurance product protects utilities so that in the event of a generator failure, the cost of purchasing replacement electricity above a previously established strike price in the power markets is covered. The Company utilizes markets in electricity power derivatives to partially hedge a portion of its exposure to substantial price spikes in electricity. The outage insurance component of the product is underwritten on an actual experience basis and is not hedged. In 2003, the energy group established and traded financial gas positions in the U.S. natural gas markets but during 2004, the Company exited this business. In 2005, the primary focus will be on customer oriented transactions.

In December 2002, the Company’s institutional life platform assumed, through novation, certain blocks of U.S. based term life mortality reinsurance business from one of the Company’s insurance affiliates. This business is in a runoff status and is currently managed separately from the life business written in the reinsurance segment in terms of the nature of the business and location of the risk. In 2005, the Company expects to continue to expand its structured, financially orientated life reinsurance business.

In 2004, the Company expanded its sales of funding agreements and continued to grow its municipal-based guaranteed investment contract business. Funding agreements are investment contracts sold to institutional investors. The Company sells funding agreements either directly to qualified institutional buyers or to special purpose entities which, in turn, issue medium term notes to fixed income investors. Municipal guaranteed reinvestment contracts are customized financial products that offer a guaranteed investment return to the purchaser, generally a municipal entity that raises funds for a particular project and invests such funds pending their drawdown to complete the project.

Underwriting

The Company has underwriting guidelines for the various products and asset classes comprising the credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval. The Company’s underwriting policy is to credit enhance obligations and exposures that would otherwise be rated in lower investment grade categories. The Company’s other activities may occasionally structure and underwrite non-investment grade risks.

For the weather and energy business, the Company has seasonal value at risk (“VaR”) limits for weather and electricity generator outage exposures.

Individual funding agreements are issued in the context of the overall cash flow structure of the asset/liability portfolio, taking into consideration the impact of each new funding agreement offering on the overall risk position of the Company.

With respect to life reinsurance, the Company focuses on the underwriting practices of the ceding companies to set reinsurance premiums that, in conjunction with the expected mortality for the blocks of business, can be expected to produce a return that meets the Company’s desired rate of return for this type of business. All life reinsurance transactions are modeled for several scenarios of changing assumptions and presented to a committee for review and approval.

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

Premiums

The following table is an analysis of the financial products and services segment’s gross premiums written, net premiums written and net premiums earned from financial and life and annuity operations for the year ended December 31, 2004:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

Financial operations	$276,079	$255,524	$161,285
Life and annuity operations	94,597	94,713	94,713

Total	$370,676	$350,237	$255,998

Additional discussion and financial information about the financial products and services segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

Competition

The principal competitors in the municipal and asset-backed insured markets include other triple-A rated and, to a lesser extent, double-A rated monoline financial guarantors and multiline insurance companies and banks. Triple-A monoline insurers include MBIA Inc. (“MBIA”), Ambac Financial Group, Inc. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”) and Financial Security Assurance Holdings Ltd (“FSA”). There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing senior and subordinated tranches of debt that effectively substitute for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such alternatives effectively constitute a form of competition for financial guaranty insurance companies.

With respect to the Company’s weather and energy risk management business, competition is encountered in both the U.S. and on a worldwide basis from companies within the energy, insurance and, to an increasing extent, the financial services sector. Among the principal competitive factors affecting the Company’s weather and energy business are its financial strength ratings, its capability in originating, marketing, structuring and executing innovative products and services, its relative pricing and its ability and willingness to hedge all or a portion of such risks.

With respect to the Company’s municipal guaranteed reinvestment contract business, competitors include financial institutions in the banking, investment banking, life insurance and financial guaranty industries. These include Aegon, AIG, Bayerische Landesbank (“BLB”), Caisse des Depots et Consignations, FSA and MBIA.

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

Claims Administration

Claims management for the financial guaranty business includes the identification of potential claims through systematic surveillance of the insured portfolio, the establishment of reserves for losses that are both probable and estimable, the accounting for loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification to reinsurers. Surveillance also involves proactive efforts to prevent or mitigate potential claims once they are identified. If a claim is paid, recoveries will be sought based on the security pledged under the policy.

Claims management for the life and annuity business includes the tracking of claims from periodic communication provided by ceding companies, followed up with a monthly and quarterly reporting from each ceding company. These reports are the basis of the claims review procedures, payment authorization and approval processes, reserving for future policy benefits and the notification of claims to reinsurers.

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

XL Financial Solutions

The Company’s XL Financial Solutions operations (“XLFS”) function globally as an internal joint venture among the Company’s three underwriting segments. The group provides a wide range of structured financial products and alternative risk transfer transactions, including property and casualty insurance and reinsurance, asset backed securitizations and business enterprise risk transactions. Most transactions originated through XLFS have multi-year exposures, with many transactions having durations in excess of ten years. Generally, the underlying nature of the transaction determines the business segment in which it is written. Up to and including 2003, property and casualty business written is included in the insurance segment or the reinsurance segment, depending upon whether the customer is a reinsurance company or other type of entity, respectively. In addition, from 2003 certain financial market risk transactions that were structured in derivative form as well as guaranteed investment contracts were reallocated from the insurance and reinsurance segments to the financial products and services segment.

Geographic Areas

See Item 8, Notes 3 and 24 to the Consolidated Financial Statements.

Risk Management

The Company seeks to identify, assess, monitor and manage its market, credit, underwriting, operational and legal risks in accordance with defined policies and procedures. The Company’s senior management takes an active role in the risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks pertaining to the Company’s businesses. The Company has a Risk Management Committee which acts to ensure major risks are being managed with an “enterprise wide” perspective. Due to the changing nature of the global marketplace, the Company’s risk management policies, procedures and methodologies are constantly evolving and are subject to ongoing review and modification. Senior management provides regular updates on major risk exposures to the Audit Committee of the Board of Directors. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

Aggregate exposures to potential catastrophic events, including natural catastrophes are managed at an entity level and also at the corporate level. In addition to internal controls designed to mitigate the Company’s exposure to a specific event or class of business, the Company maintains various reinsurance programs that help protect the Company against foreseeable catastrophic and other types of risks.

Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally rated “A” or better by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), or, in the case of Lloyd’s syndicates, “B+” from Moody’s Investors Service, Inc. (“Moody’s”). The Company’s Chief Risk Officer considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements for further information.

As part of risk management, the Company also has several credit committees and underwriting/transaction committees that meet regularly to review the terms and conditions of certain proposed new transactions.

Unpaid Losses and Loss Expenses

Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity.

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

The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See generally, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

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

(U.S. dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$2,482	$2,899	$3,166	$3,609	$4,303	$4,537	$4,328	$7,173	$8,395	$10,782	$12,882
LIABILITY RE-ESTIMATED AS OF:
One year later	2,455	2,885	2,843	3,354	4,016	4,142	4,503	7,573	9,332	11,050
Two years later	2,383	2,546	2,704	3,038	3,564	4,085	4,463	8,445	9,723
Three years later	2,190	2,445	2,407	2,737	3,580	4,120	5,239	8,822
Four years later	2,085	2,214	2,227	2,658	3,461	4,624	5,415
Five years later	1,927	2,050	2,144	2,505	3,742	4,747
Six years later	1,819	2,010	2,026	2,663	3,774
Seven years later	1,823	1,915	2,115	2,704
Eight years later	1,758	1,983	2,146
Nine years later	1,803	1,981
Ten years later	1,832
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	650	918	1,020	905	529	(210)	(1,087)	(1,649)	(1,328)	(268)
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$ 317	$ 445	$ 234	$ 458	$ 812	$1,252	$1,184	$2,011	$2,526	$1,904
Two years later	709	667	576	932	1,594	1,828	1,920	3,984	3,721
Three years later	921	934	932	1,404	1,928	2,306	2,683	4,703
Four years later	1,110	1,143	1,235	1,525	2,249	2,824	3,038
Five years later	1,199	1,356	1,313	1,732	2,555	3,035
Six years later	1,328	1,408	1,466	1,903	2,741
Seven years later	1,365	1,485	1,603	2,085
Eight years later	1,429	1,601	1,749
Nine years later	1,553	1,674
Ten years later	1,604

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Consolidated Loss and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$2,760	$3,238	$3,623	$3,972	$4,897	$5,369	$5,668	$11,807	$13,203	$16,559	$19,598
LIABILITY RE-ESTIMATED AS OF:
One year later	2,764	3,244	3,221	3,763	4,735	5,266	6,118	12,352	15,068	18,192
Two years later	2,721	2,872	3,164	3,496	4,352	5,147	6,105	14,003	16,771
Three years later	2,494	2,793	2,902	3,243	4,316	5,176	6,909	15,377
Four years later	2,414	2,572	2,753	3,139	4,232	5,663	7,086
Five years later	2,268	2,415	2,663	2,979	4,508	5,798
Six years later	2,165	2,379	2,564	3,132	4,568
Seven years later	2,177	2,327	2,650	3,181
Eight years later	2,154	2,393	2,673
Nine years later	2,197	2,379
Ten years later	2,219
CUMULATIVE REDUNDANCY (DEFICIENCY)	541	859	950	791	329	(429)	(1,418)	(3,570)	(3,568)	(1,633)

The following table presents an analysis of paid, unpaid and incurred losses and loss expenses for the Company’s general and financial operations and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2004	2003	2002

Unpaid losses and loss expenses at beginning of year	$16,558,788	$13,202,736	$11,806,745
Unpaid losses and loss expenses recoverable	(5,776,410)	(4,807,317)	(4,633,693)

Net unpaid losses and loss expenses at beginning of year	10,782,378	8,395,419	7,173,052
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,596,346	3,673,321	2,927,297
Prior years	267,594	937,285	400,018

Total net incurred losses and loss expenses	4,863,940	4,610,606	3,327,315
Exchange rate effects	309,768	394,121	552,173
Net loss reserves acquired	–	199,164	189,710
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	1,170,699	291,104	836,102
Prior years	1,903,790	2,525,828	2,010,729

Total net paid losses	3,074,489	2,816,932	2,846,831
Net unpaid losses and loss expenses at end of year	12,881,597	10,782,378	8,395,419
Unpaid losses and loss expenses recoverable	6,716,934	5,776,410	4,807,317

Unpaid losses and loss expenses at end of year	$19,598,531	$16,558,788	$13,202,736

The Company’s net unpaid loss and loss expense reserves broken down by operating segment at December 31, 2004 and 2003 was as follows:

(U.S. dollars in millions)	December 31, 2004	December 31, 2003

Insurance	$ 7,036	$ 5,849
Reinsurance	5,726	4,871
Financial products and services	120	62

Net unpaid loss and loss expense reserves	$12,882	$10,782

Current year net losses incurred

Current year net losses incurred in 2004 increased from 2003 due primarily to growth in the Company’s general insurance and reinsurance operations combined with catastrophic hurricane activity in 2004. There was a relatively low level of catastrophic events affecting the Company in both 2003 and 2002.

The 2004 Atlantic hurricane season resulted in four insured hurricane losses aggregating to the largest seasonal loss in history and had a substantial impact on the results of the Company for the year. For the four hurricane losses, the Company estimated net losses incurred of $516.6 million, net of reinsurance recoverables, based on preliminary reports and estimates of loss and damage.

Current year net losses incurred in 2003 increased over 2002 primarily due to general growth of the Company’s operations.

Prior year net losses incurred

The following tables present the development of the Company’s gross and net, loss and loss expense reserves for its general and financial operations. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross (U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$16,559	$13,203	$11,807
Net adverse development of those reserves during the year	1,633	1,865	545

Unpaid losses and loss expense reserves re-estimated one year later	$18,192	$15,068	$12,352

Net (U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$10,782	$8,395	$7,173
Net adverse development of those reserves during the year	268	937	400

Unpaid losses and loss expense reserves re-estimated one year later	$11,050	$9,332	$7,573

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately.

Prior year incurred losses for the years prior to 1998 were driven primarily by the Company’s high layer casualty insurance loss reserves. As previously discussed, the nature of this business can result in losses that are both irregular and significant. The basis for establishing IBNR for these lines was previously more judgmental due to the lack of industry data available. Consequently, the Company estimated loss reserves through actuarial models based upon its own experience, which by definition had its own inherent limitations. The Company commenced writing this type of business in 1986 and experienced a low number of losses in the first few years. Over time, the amount of data has increased, providing a larger statistical base for estimating reserves. Redundancies in prior year loss reserves have occurred where loss experience has developed more favorably than expected.

The following table presents the net adverse (favorable) prior year loss development of the Company’s loss and loss expense reserves for its general and financial operations by each operating segment for each of the years indicated:

(U.S. dollars in millions)	2004	2003	2002

Insurance Segment	$292	$153	$ 28
Reinsurance Segment	(24)	799	385
Financial Products and Services Segment	–	(15)	(13)

Total	$268	$937	$400

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 9 to the Consolidated Financial Statements for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves acquired

There were no net loss reserves acquired in 2004.

Net loss reserves acquired in 2003 of $199.2 million included $85.2 million related to the Company’s Lloyd’s operation in connection with the closure of the Lloyd’s 2000 underwriting year where reserves and cash were transferred to the Company’s Lloyd’s Syndicates. The Company did not provide 100% of the Syndicate capacity for the 2000 underwriting year. In addition, $114.0 million related to the settlement of the purchase price for the acquisition of the Winterthur International operations in December 2003. In connection with the settlement, the Company updated the fair value of the net assets acquired as of this date and reduced the estimated amount of unpaid losses recoverable from the Seller under the SPA. See Item 8, Note 5(b) to the Consolidated Financial Statements for further information.

Net loss reserves acquired in 2002 related primarily to Le Mans Ré ($376.2 million) consolidated as a subsidiary with effect from January 1, 2002. This was partially offset by the return by the Company to the Seller of the accident and health business related to the Winterthur International acquisition in June 2002 of approximately $190.0 million.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2004 related to the global operations of the Company where several operations have a functional currency that is not the U.S. dollar. The reduction in the value of the U.S. dollar during each of these three years mainly compared to the Swiss franc, U.K. sterling and the Euro has given rise to translation and revaluation exchange movements of $309.8 million, $394.1 million and $552.2 million in 2004, 2003 and 2002, respectively.

Net paid losses

Total net paid losses were $3.1 billion in 2004 and $2.8 billion in each of 2002 and 2003. The increase in paid losses in 2004 relates to both the increase in business over the last several years and the payments associated with the Atlantic hurricane losses. The Company wrote more business in 2003 than in 2002, however, the amount of net paid losses did not increase from the previous year primarily due to a relatively low level of catastrophe losses in 2003 together with the increase in casualty business written which typically has a longer period over which losses are reported and paid as compared to property business.

The increase in paid losses in 2003 and 2002, related primarily to prior years, is due mainly to payments relating to loss reserves associated with the Winterthur International acquisition, the longer tail casualty business written by the Company and, to a lesser extent, the September 11 event. At December 31, 2004, the Company had paid approximately 66% of its estimated ultimate net losses relating to the September 11 event. Unpaid claims remain due to the size and complexity of the claims and also that approximately 50% of the Company’s ultimate incurred losses related to the reinsurance segment, where there is an inherent lag between the timing of a loss event and when it is reported by the ceding company to the Company. See Item 8, Note 9 to the Consolidated Financial Statements.

Other loss related information

The Company’s net incurred losses and loss expenses included actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2004 and 2003, the reserve for potential non-recoveries from reinsurers was $278.7 million and $108.0 million, respectively.

Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2003: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The Company decreased the interest rate in 2003 from 7% to 5% in line with the then current investment yields on this portfolio. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The amount of the discount credit included in net losses and loss expenses incurred was $22.6 million in 2002. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2004 and 2003 were $578.6 million and $538.8 million, respectively. The related discounted unpaid losses and loss expenses were $290.0 million and $263.8 million as of December 31, 2004 and 2003, respectively.

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

The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and to build book value for the Company over the longer term. The strategy strives to maximize investment returns while taking into account market and credit risk. Market risk is due to interest rate variability and exposure to foreign denominated currencies, which the Company seeks to manage through asset/liability management, and due to the allocation to risk assets, including global equity securities, which the Company seeks to manage through diversification. Credit risk arises from investments in fixed income securities and is managed with aggregate and portfolio limits.

The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2004 and 2003, total investments and cash, less payable for investments purchased, was $32.1 billion and $25.1 billion, respectively.

Functionally, the Company’s investment portfolio is divided into four principle components. The largest component is the general account asset/liability portfolio supporting property and casualty and financial guaranty liabilities, which was approximately $18.1 billion and $14.6 billion at December 31, 2004 and 2003, respectively. The key focus for this component is asset and liability management and it is used to provide liquidity to settle claims arising from the Company’s general and financial operations. The asset/liability portfolio is made up entirely of investment grade fixed income securities.

The second component of the investment portfolio is the structured and spread product portfolio, which was approximately $9.7 billion and $6.6 billion at December 31, 2004 and 2003, respectively. This portfolio consists of highly structured actively managed investment portfolios that support specific insurance and reinsurance transactions, e.g., deposit liability and future policy benefit reserves. Many of these transactions have underlying liabilities that pay out over many years. As a result, asset and liability management is also a key focus for this portfolio.

The third component of the investment portfolio is the risk asset portfolio, which was approximately $3.9 billion and $3.5 billion at December 31, 2004 and 2003, respectively. The Company utilizes a risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The risk asset portfolio is that portion of the Company’s surplus that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio currently includes four core diversified total return strategy portfolios incorporating: (i) alternative investment strategies; (ii) high yield fixed income; (iii) public equities; and (iv) private investments, which include private equity and mezzanine funds and non-rated tranches of collateralized debt obligations.

The Company sets specific constraints during the risk allocation process that reflect the Company’s overall tolerance for risk, including guidelines on the level of VaR of the risk asset portfolio, stress testing and a maximum drawdown level attributable to the alternative investment portfolio. These levels are approved by the Finance Committee of the Company’s Board of Directors annually. In addition, each of the core risk asset portfolios is subject to specific investment guidelines that are also approved by the Finance Committee of the Company’s Board of Directors. These guidelines address the investment parameters and risk associated with each portfolio. The Company monitors the total risk and return of the risk asset portfolio and the four strategy portfolios to ensure compliance with the risk target guidelines as approved.

The alternative investment portfolio, part of the risk asset portfolio, is a highly diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund pursuing absolute return investment mandates. These are typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets, and similar investment vehicles. For the majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and are included in the Consolidated Balance Sheet under “Investments in affiliates.” The investment objective of the alternative investment portfolio is to attain a high risk-adjusted total return while maintaining a low level of correlation to the traditional asset classes and realizing a low volatility. This portfolio was $1.7 billion and $1.4 billion at December 31, 2004 and 2003, respectively.

The fourth component of the Company’s total investment portfolio, valued at $0.4 billion and $0.4 billion as at December 31, 2004 and 2003, respectively, was related to insurance and financial affiliates and investments in investment management companies. At December 31, 2004, the Company owned minority stakes in eight independent investment management companies. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these affiliate managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

Where the Company maintains significant influence over the decisions of the investment management organization, through such board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing affiliate managers manage or sponsor over 40 different investment products, providing institutional and high net worth investors access to a broad range of asset classes and investment strategies. It is a strategic objective of the Company to continue to expand the diversification of investment products offered by its affiliates by assisting existing affiliates in launching new products and new lines of business as well as by making additional ownership stake investments in other specialty asset managers. See Item 8, Note 6 to the Consolidated Financial Statements.

Implementation of investment strategy

Although the Company’s investment department is responsible for implementation of the investment strategy, the day to day management of the investment portfolio is outsourced to investment management service providers. External investment managers are selected and monitored using a disciplined due diligence process. Each investment manager may manage one or more portfolios and is governed by a detailed set of investment guidelines, including overall objectives, risk parameters, and diversification requirements that fall within the overall guidelines discussed above. Compliance with investment guidelines is monitored on a regular basis by the investment department.

Investment performance

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Credit ratings, duration and maturity profile

It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of “Aa3/AA-.” The aggregate credit rating is determined based on the market value weighted average credit rating using a linear credit rating scale similar to that used by Moody’s. The highest credit rated fixed income securities are held within the asset/liability and structured product portfolios. Sub-investment grade (high yield) fixed income securities are held within the risk asset portfolio. The weighted average credit rating of the fixed income portfolio was “Aa2/AA” at December 31, 2004 and 2003.

The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2004 or 2003.

The aggregate duration of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in the yield curve reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years of the main components of the fixed income portfolio at December 31, 2004 and 2003:

	2004	2003

Asset/Liability portfolio:
General Account	3.3	3.4
Structured and Spread Products	6.5	7.5
Total Fixed Income portfolio	4.4	4.7

The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 6 to the Consolidated Financial Statements.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies.

In February 2005, Fitch placed the Company’s financial strength and claims paying ratings on Rating Watch Negative and Moody’s confirmed the Company’s ratings and changed the outlooks to Negative.

In January 2004, several of the internationally recognized rating agencies lowered the financial strength ratings of the Company’s principal insurance and reinsurance subsidiaries and pools following the announcement by the Company of an increase in prior period loss reserves in the fourth quarter of 2003. See “Unpaid Losses and Loss Expenses” above and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion. There can be no assurance that any such ratings will be retained for any period of time or that they will not be qualified, suspended, revised downward or withdrawn entirely by such rating agencies.

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:
Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	AA–	“Very strong”	The “AA” grouping is the
Poor’s	financial security characteristics	(Outlook	financial security	second highest out of nine main
	of an insurance organization	Stable)	characteristics.	ratings. Main ratings from AA
	with respect to its ability to pay			to CCC are subdivided into
	under its insurance policies and			three subcategories: “+”
	contracts in accordance with			indicating the high end of the
	their terms.”			main rating; no modifier,
indicating the mid range of the
main rating; and “-” indicating
the lower end of the main rating.

Fitch	“An assessment of the financial	AA	“Very strong”	The “AA” rating is the second
	strength of an insurance	(Ratings	capacity to meet	highest out of twelve ratings
	organization, and its capacity to	Watch	policyholder and	categories. AA insurers are
	meet senior obligations to	Negative)	contract	viewed as possessing very
	policyholders and contract		obligations.	strong capacity to meet
	holders on a timely basis.”			policyholder and contract
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

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

A.M. Best	“An opinion of an insurer’s	A+ u	“Superior” ability to	The “A+” grouping is the
	financial strength and ability	Negative	meet its obligations	second highest ratings category
	to meet ongoing obligations to		to policyholders.	out of ten. It is assigned to
	policyholders.”			companies that have, in A.M.
Best’s opinion, a superior ability
to meet their ongoing

Ratings with the “u” modifier (for “Under Review”) are event-driven (positive, negative or developing) and are assigned to a company whose Best’s Rating opinion is under review and may be subject to change in the near-term, generally 6 months.

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Moody’s	An opinion of “the ability of	Aa2 (except	“Excellent”	The “Aa” grouping is the
	insurance companies to repay	members of	financial security.	second highest out of nine
	punctually senior policyholder	the XL		rating categories. Each rating
	claims and obligations.”	America Pool,		category is subdivided into
		XL Re Ltd and		three subcategories. Moody’s
		the newly rated		appends numerical modifiers 1,
		XL Life		2, and 3 to each generic rating
		Insurance and		classification from Aa through
		Annuity		Caa. Numeric modifiers are
		Company, which		used to refer to the ranking
		are rated Aa3.)		within a group – with 1 being
the highest and 3 being the
lowest.

The following were the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at December 31, 2003:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	AA	“Very strong”	This is the second highest out of
Poor’s	financial security characteristics		financial security	nine main ratings. Main ratings
	of an insurance organization		characteristics.	from AA to CCC are subdivided
	with respect to its ability to pay			into three subcategories: “+”,
	under its insurance policies			indicating the high end of the
	and contracts in accordance			main rating; no modifier,
	with their terms.”			indicating the mid range of the
main rating; and “-”, indicating
the lower end of the main
rating.

Fitch	“An assessment of the financial	AA	“Very strong”	The “AA” rating is the second
	strength of an insurance	(Ratings	capacity to meet	highest of twelve ratings categories.
	organization, and its capacity to	Watch	policyholder and	AA insurers are viewed as
	meet senior obligations to	Negative)	contract obligations.	possessing very strong capacity to
	policyholders and contract			meet policyholder and contract
	holders on a timely basis.”			obligations. “+” and “-” may be
appended to a rating to indicate
the relative positive of a credit
within the rating category.

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

A.M. Best	“An opinion of an insurer’s	A+	“Superior”	This is the second highest out of
	financial strength and ability to		ability to meet its	fifteen ratings.
	meet ongoing obligations to		obligations to
	policyholders.”		policyholders

Moody’s	An opinion of “the ability of	Aa2	“Excellent”	The “Aa” grouping is the
	insurance companies to repay		financial security.	second highest out of nine
	punctually senior policyholder			rating categories. Each rating
	claims and obligations.”			category is subdivided into
three subcategories. Moody’s
appends numerical modifiers 1,
2, and 3 to each generic rating
classification from Aa through
Caa. Numeric modifiers are
used to refer to the ranking
within a group – with 1 being
the highest and 3 being the
lowest.

The following are the financial strength ratings from internationally recognized rating agencies currently and as of December 31, 2004 in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	AAA	“Extremely strong”	This is the highest out of nine
Poor’s	financial security characteristics		financial security	main ratings groupings.
	of an insurance organization		characteristics.
with respect to its ability to pay
under its insurance policies and
contracts in accordance with
their terms.”

Moody’s	An opinion of “the ability of	Aaa	“Exceptional”	This is the highest out of nine
	insurance companies to repay	financial security.	main ratings categories.
punctually senior policyholder
claims and obligation.”

Fitch	“An assessment of the financial	AAA	“Exceptionally	This is the highest out of twelve
	strength of an insurance		strong” capacity	main ratings categories.
	organization, and its capacity to		to meet policyholder
	meet senior obligations to		and contract
	policyholders and contract		obligations.

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

Regulation

The Company’s operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, management, standards of solvency, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Bermuda Operations

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Act”), regulates the Company’s operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “Authority”) under the Act. Insurance as well as reinsurance is regulated under the Act.

The Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the Authority. The Supervisor of Insurance is the chief administrative officer under the Act.

Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

United States

Within the United States, the Company’s insurance and reinsurance subsidiaries are subject to regulation and supervision by their respective states of incorporation or organization and by other jurisdictions in which they do business. The methods of regulation vary, but in general have their source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, material transactions between an insurer and its affiliates, the licensing of insurers and their agents, the nature of and limitations on the amount of certain investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than shareholders.

Regulations generally require insurance and reinsurance companies to furnish information to their domestic state insurance department concerning activities that may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. A reinsurance company is not generally required to have an insurance license to reinsure a U.S. ceding company. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedant’s state of domicile or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that the form and rate of reinsurance contracts are not subject to regulator approval.

The Company’s U.S. insurance subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. The respective reports filed in accordance with applicable insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries contained no material adverse findings.

Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company’s U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. The Company’s U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of net investment income.

Most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners promulgated and all states have adopted Risk-Based Capital (“RBC”) standards for property and casualty companies and life insurance companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. RBC is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The Company’s current RBC ratios for its U.S. subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. The Company is not aware of any actions.

While the federal government does not directly regulate the insurance business (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, primarily as respects federal licensing in lieu of state licensing.

European Union

Financial services including insurance, reinsurance, securities and Lloyd’s in the United Kingdom are regulated by the Financial Services Authority (“FSA”). The FSA’s Handbook of Rules and Guidance (the “FSA Rules”) covers all aspects of regulation including capital adequacy, financial and non-financial reporting and certain activities of U.K.-regulated firms. The Company’s subsidiaries carrying out regulated activities in the U.K. comply with the FSA Rules. The Company’s Lloyd’s managing agency, its managed syndicates and its associated Corporate Capital Vehicles are subject to additional requirements of the Council of Lloyd’s franchise.

FSA regulations also impact on the Company as “controller”(an FSA defined term) in its U.K.-regulated subsidiaries. Through the FSA’s Approved Persons regime, certain employees and Directors are subject to regulation by the FSA and certain employees are individually registered at Lloyd’s.

Subsidiaries in Ireland, Hungary and France are regulated in those jurisdictions. The Company’s network of offices in the European Union consists mainly of branches of U.K. and Irish companies that are principally regulated under European Directives from their home states, the U.K. and Ireland rather than by each individual jurisdiction.

International Operations

A substantial portion of the Company’s general insurance business and a majority of its life insurance business is carried on in foreign countries. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where countries may differ include: i) the filing of financial reports to be filed; ii) limitations on the requirement to use local intermediaries; iii) the use of reinsurance; iv) the scope of any regulation of policy forms and rates; and v) the type and frequency of regulatory examinations.

In addition to these requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers full compensation.

For further information see Item 8, Note 24 to the Consolidated Financial Statements.

Employees

At December 31, 2004, the Company employed approximately 3,527 employees. At that date, 40 of the Company’s employees were known by the Company to be represented by unions, approximately 400 employees were represented by workers’ councils and 446 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Available Information

The public can read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

The Company’s Internet website address is http://www.xlcapital.com. The information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K or any other of the Company’s documents filed with or furnished to the SEC.

The Company makes available free of charge, including through the Company’s Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Governance Committee of the Board of Directors, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s website at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

ITEM 2. PROPERTIES

The Company operates in the United States, Bermuda, Europe and various other locations around the world. In 1997, the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million.

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London, which have become the Company’s new London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated the Company’s London businesses in one location. The Company has recorded a capital lease asset and liability of approximately $150.0 million related to this transaction.

The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $31.4 million, $42.3 million and $30.4 million, respectively. See Item 8, Note 18(d) to the Consolidated Financial Statements for discussion of the Company’s lease commitments for real property.

ITEM 3. LEGAL PROCEEDINGS

On March 17, 2004, certain current and former directors and officers of the Company were named as defendants in a putative “shareholder derivative complaint” (Marilyn Clark, Derivatively on Behalf of XL Capital Ltd v. Brian O’Hara et al.) filed in Connecticut Superior Court by a California shareholder (the “Action”). The Company was named as a nominal defendant. The complaint alleged several causes of action including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment during the time period “from November 2001 to the present” (the “Relevant Period”). The Action alleged that the Company maintained inadequate loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America Inc.) during the Relevant Period and that, as a consequence, the Company’s earnings and assets were materially overstated. On June 10, 2004, the Company filed a motion to dismiss the plaintiff’s claim. Thereafter, the plaintiff moved to withdraw the complaint in this Action and, on September 29, 2004, the Court approved the plaintiff’s motion.

On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder (“Securities Laws”). The Amended Complaint alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. Defendant’s filed a motion to dismiss the Amended Complaint which motion is pending before the Court. There has been no discovery in the Malin Action. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock

Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On July 30, 2004, the Company filed an Answering Statement and Motion to Stay or Dismiss the AAA arbitration. On April 13, 2004, the Company commenced a separate arbitration procedure, as provided in the Stock Purchase Agreement, but the Claimants have refused to participate in this procedure. On July 15, 2004, the Company filed a petition in the United States District Court for the Southern District of New York, seeking an order of the Court compelling the Claimants to arbitrate the dispute pursuant to those procedures and staying or dismissing the AAA arbitration. On September 19, 2004, the District Court denied the Company’s petition. On October 22, 2004, the Company filed an appeal of the District Court’s decision with the United States Court of Appeals for the Second Circuit. The AAA arbitration is proceeding. The Company intends to vigorously defend against the Claimants’ claims.

On July 15, 2003, the Company and Messrs. Esposito and O’Hara were named in a Consolidated Amended Class Action Complaint (the “Amended Complaint”) filed by certain shareholders of Annuity and Life Re (Holdings), Ltd. (“ANR”) against ANR and certain present and former officers and directors of ANR in the United States District Court for the District of Connecticut seeking unspecified money damages on behalf of purchasers of ANR stock. Schnall v. Annuity and Life Re (Holdings), Ltd., Civil Action No. 02-CV-2133 (GLG) (the “Schnall Action”). The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making (or being responsible as alleged controlling persons for) various alleged material misstatements and omissions in public filings and press releases of ANR. On July 19, 2004, an agreement in principle was reached with the plaintiffs to settle the Schnall Action. The settlement is without any admission of liability or wrongdoing and includes a nominal cash payment by the Company. After notice to the class of the proposed settlement, on January 21, 2005, a hearing was held before Judge Ellen Bree Burns of the United States District Court for the District of Connecticut and the Judge approved the settlement by written order.

The Company is also subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits in the normal course of business that do not arise from or directly relate to claims on policies of insurance or contracts of reinsurance.

The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Although not a litigation or arbitration, the Company has entered into a binding independent actuarial valuation process relating to the Company’s acquisition of Winterthur International in July 2001. This process is further described in Item 8, note 18(a) to the Consolidated Financial Statements and Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2004:
Name	Age	Position

Brian M. O’Hara	56	President, Chief Executive Officer and Director
Fiona E. Luck	47	Executive Vice President, Global Head of Corporate Services and Assistant
		Secretary
Jerry M. de St. Paer	63	Executive Vice President, Chief Financial Officer, Treasurer and Assistant
		Secretary
Charles F. Barr	55	Executive Vice President and General Counsel
Christopher V. Greetham	60	Executive Vice President and Chief Investment Officer
Clive R. Tobin	55	Executive Vice President of the Company and Chief Executive of Insurance
		Operations
Henry C.V. Keeling	49	Executive Vice President of the Company and Chief Executive of
		Reinsurance Operations and Global Head of Business Services
Paul S. Giordano	42	Executive Vice President of the Company and Chief Executive of Financial
		Products and Services Operations
Anthony G. Beale	62	Senior Vice President, Head of Global Human Resources
Willi Suter	61	Executive Vice President, International Strategic Development

Brian M. O’Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance (Bermuda) Ltd and XL Re Ltd and was Chief Executive Officer of XL Insurance (Bermuda) Ltd until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992 and as President and Chief Operating Officer from 1986.

Fiona E. Luck has been Executive Vice President and Global Head of Corporate Services since November 2004 and Assistant Secretary since January 2002. From 1999 to 2004, Ms. Luck was Executive Vice President of Group Operations of the Company. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

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

Charles F. Barr has been Executive Vice President and General Counsel of the Company since November 2004, having previously served as General Counsel of X.L. America, Inc. from 2002. Before joining the Company, Mr. Barr was General Counsel of Benfield Blanch from 2000 to 2002. Mr. Barr was previously Senior Vice President, Secretary and General Counsel of General Re Corporation from 1994 to 2000 and Assistant General Counsel from 1989 to 1994. Prior to that he was Senior Vice President and General Counsel of General Accident Insurance Company of America from 1987 to 1989.

Christopher V. Greetham has been Executive Vice President of the Company since December 1998 and has served as Chief Investment Officer of the Company since 1996. Prior to joining the Company, Mr. Greetham served as Senior Vice President and Chief Financial Officer of OIL Insurance Ltd from 1982 to 1996 and as Vice President of Bankers Trust Company from 1975 to 1982.

Clive R. Tobin has been Executive Vice President and Chief Executive of Insurance Operations since April 2004. Mr. Tobin was President and Chief Executive of XL Winterthur International from February 2002, having previously served as Deputy Chief Executive and Chief Underwriting Officer of XL Winterthur International following the Company’s acquisition of the risk management business from Credit Suisse in 2001, and President and Chief Executive of XL Insurance (Bermuda) Ltd since July 1999. From 1995 to 1999, Mr. Tobin held a variety of senior management positions at XL. Prior to joining XL in 1995, Mr. Tobin served as President of Rockefeller Insurance Company and Acadia Risk Management Services, Inc., in New York. From 1979 to 1986, Mr. Tobin served as Vice President of Risk Management Services for Marsh & McLennan, Inc.

Henry C.V. Keeling has been Executive Vice President of the Company and Chief Executive Officer of XL Re Ltd since August 1998 and Global Head of Business Services since November 2004. He was appointed Chief Executive of Reinsurance Operations in July 2000. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for syndicate 51 at Lloyd’s from 1984 through 1992.

Paul S. Giordano has been Executive Vice President and Chief Executive of Financial Products and Services since November 2004. Mr. Giordano served as General Counsel of the Company from January 1997 to November 2004. Mr. Giordano was associated with Cleary, Gottlieb, Steen & Hamilton and Clifford Chance in New York and London prior to joining the Company.

Anthony G. Beale has been Senor Vice President, Head of Global Human Resources since he joined the Company in September 2000. Mr Beale was Managing Director at Santander Investment Securities from 1997 to 1999. Mr. Beale previously served as Managing Director of J.P. Morgan until 1997.

Willi Suter has been Executive Vice President, International Strategic Development since February 2002. Mr. Suter was Chief Executive Officer at XL Winterthur International from 2001 to 2002. Prior to joining the Company Mr. Suter was Chairman and Chief Executive Officer of Winterthur International.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “XL”.

The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

	High	Low	Close

2004:
1st Quarter	$81.54	$72.44	$76.04
2nd Quarter	79.55	73.92	75.46
3rd Quarter	75.99	68.87	73.99
4th Quarter	79.56	67.62	77.65
2003:
1st Quarter	$83.55	$64.57	$70.78
2nd Quarter	88.00	72.58	83.00
3rd Quarter	83.92	72.83	77.44
4th Quarter	79.83	68.11	77.55

Each Class A ordinary share has one vote, except if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued Class A ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Articles of Association. “Controlled Shares” includes, among other things, all Class A ordinary shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 or Section 958 of the Internal Revenue Code of 1986, as amended).

The number of record holders of Class A ordinary shares as of December 31, 2004 was 485. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2004, four regular quarterly dividends were paid at $0.49 per share to all ordinary shareholders of record as of March 8, June 7, September 6 and December 6. In 2003, four regular quarterly dividends were paid at $0.48 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8.

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

Rights to purchase Class A ordinary shares (“Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy one ordinary share at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company’s outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not initially have a fair value. The Company has initially reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate Dollar
			Of Shares	Value of Shares
			Purchases as	that May Yet Be
			Part of	Purchased Under
	Total Number	Average Price	Publicly	the Plans
	of Shares	Paid	Announced Plans	or Programs
Period	Purchased (1)	per share (2)	or Programs	(3)

October	1,224	73.65	___	$135.4 million
November	—	—	___	$135.4 million
December	2,338	79.56	___	$135.4 million

Total	3,562	77.53	___	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the program during the year ended December 31, 2004. As of December 31, 2004 the Company could repurchase up to approximately $135.4 million of the Company’s equity securities under the Company’s share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2004(1)	2003(1)	2002(1)	2001	2000

(U.S. dollars in thousands, except share and per share amounts and ratios)
Income Statement Data:
Net premiums earned – general operations	$6,982,549	$6,081,033	$4,899,073	$2,730,420	$2,011,525
Net premiums earned – financial operations	161,285	139,622	67,745	37,113	23,715
Net premiums earned – life operations	1,405,699	748,495	1,022,992	695,595	–
Net investment income	995,036	779,558	734,535	610,528	580,946
Net realized gains (losses) on investments	246,547	120,195	(214,160)	(93,237)	45,090
Net realized and unrealized
gains (losses) on derivative instruments	78,019	(27,542)	(51,761)	11,768	21,405
Net income from investment affiliates (2)(7)	124,008	119,200	54,143	75,590	55,289
Fee income and other	35,317	41,745	54,963	18,247	(1,131)
Net losses and loss expenses incurred –
general operations	4,790,885	4,576,856	3,329,049	2,890,076	1,426,443
Net losses and loss expenses incurred –
financial operations	73,055	33,750	(1,732)	15,155	6,116
Claims and policy benefits – life operations	1,500,128	818,894	1,069,456	698,675	–
Acquisition costs, operating expenses
and exchange gains and losses	2,277,321	1,926,393	1,549,440	1,073,903	743,067
Interest expense	259,075	199,407	168,086	113,272	70,593
Amortization of intangible assets	15,827	4,637	6,187	58,569	58,597
Income (loss) before minority interests,
net income from operating affiliates
and income tax expense	1,112,169	442,369	447,046	(763,626)	432,023
Preference share dividends	40,321	40,321	9,620	–	–
Net income (loss) available to ordinary shareholders	1,126,292	371,658	395,951	(576,135)	506,352
Per Share Data:
Net income (loss) per ordinary share – basic (3)	$ 8.17	$ 2.71	$ 2.92	$ (4.55)	$ 4.07
Net income (loss) per ordinary share – diluted (3)	$ 8.13	$ 2.69	$ 2.88	$ (4.55)	$ 4.03
Weighted average ordinary shares
Outstanding – diluted (3)	138,582	138,187	137,388	126,676	125,697
Cash dividends per ordinary share	$1.96	$1.92	$1.88	$1.84	$1.80

	2004(1)	2003(1)	2002(1)	2001(1)	2000

(U.S. dollars in thousands, except share and per share amounts and ratios)
Balance Sheet Data:
Total investments available for sale	$27,823,828	$20,775,256	$16,059,733	$12,429,845	$9,501,548
Cash and cash equivalents	2,304,303	2,829,627	3,670,460	2,239,419	995,495
Investments in affiliates	1,936,852	1,903,341	1,750,005	1,113,344	792,723
Unpaid losses and loss expenses recoverable	6,740,519	5,779,997	5,012,655	4,633,693	1,339,767
Premiums receivable	3,838,228	3,487,322	3,592,713	2,182,348	1,119,723
Total assets	49,014,632	41,190,721	35,760,014	28,338,574	17,006,978
Unpaid losses and loss expenses	19,598,531	16,558,788	13,202,736	11,806,745	5,667,833
Unearned premiums	5,191,368	4,729,989	4,028,299	2,636,428	1,741,393
Notes payable and debt	2,721,431	1,905,483	1,877,957	1,604,877	450,032
Shareholders’ equity	7,738,695	6,936,915	6,569,589	5,437,184	5,573,668
Book value per ordinary share	$51.98	$46.74	$44.48	$40.35	$44.58
Operating Ratios:
Loss and loss expense ratio (4)	68.6%	75.3%	68.0%	105.8%	70.9%
Underwriting expense ratio (5)	27.4%	27.3%	29.0%	33.9%	35.3%
Combined ratio (6)	96.0%	102.6%	97.0%	139.7%	106.2%

(1)	Results for all periods subsequent to July 1, 2001 include the results of Winterthur International, which was acquired with effect from this date. The results also include the consolidation of XL Re Europe, which has been accounted for as a subsidiary with effect from January 1, 2002. In the years ended December 31, 2001 and 2000, the Company’s share of net income of Le Mans Ré (now known as XL Re Europe) was included in equity in net income of operating affiliates. The Company’s net income for the years ended December 31, 2003, 2002 and 2001 was impacted by the September 11 event. The effect of all of these items should be considered when making period to period comparisons of the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis.
(2)	Net income from investment affiliates in 2003 includes income on the alternative investment portfolio for eleven months ended November 30, 2003 as compared to twelve months in prior years. The fair market values of certain of these alternative investments often take longer to obtain as compared to the other of the Company’s investments and therefore are unavailable at the time of the close.
(3)	Net income per ordinary share is based on the basic and diluted weighted average number of Class A ordinary shares and ordinary share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.
(4)	The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for general insurance and reinsurance operations.
(5)	The underwriting expense ratio is the sum of acquisition expenses and operating expenses for general insurance and reinsurance operations divided by net premiums earned for general insurance and reinsurance operations. See Item 8, Note 3 to the Consolidated Financial Statements for further information.
(6)	The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.
(7)	Certain reclassifications to prior period information have been made to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward looking-statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

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

The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable (a “hard market”) to the Company and there have been periods where premium rates decline and policy terms and conditions are less favorable (a “soft market”) to the Company. This has been driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any potential downward cycles by reducing its property and casualty book of business and exposures if and when rates deteriorate to unprofitable levels for the Company. As part of its long-term strategy, the Company also looks to its financial products and services segment to provide a diversified stream of earnings that are not directly tied to the property and casualty cycle. In this regard, the Company’s financial guaranty operations have substantially achieved relative trading parity with its peers.

The Company has grown through acquisition activity and development of new business opportunities. Acquisitions included Global Capital Underwriting Ltd in 1996, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Ré in 2002. All acquisitions have supported the Company’s strategic plan to develop a global platform in insurance and reinsurance. Recent business developments include XL Capital Assurance Inc. and XL Financial Assurance Ltd., the Company’s financial guaranty primary and reinsurance guarantors, XL Weather & Energy and XL Life & Annuity. As a result of these combined developments, the Company now competes as an integrated global business with more than 3,500 employees in 29 countries.

The Company earns its revenue primarily from net premiums written and earned. Premium rates in the property and casualty industry began to increase in 2001 following five years of poor underwriting performance in the industry. These price increases were further compounded by the September 11 event. In the three years ended December 31, 2003, the Company experienced pricing increases and improved terms and conditions across most of the lines of business it writes. These generally, across-the-board price increases were unprecedented meaning that, in the past, pricing increases and more favorable terms and conditions were not experienced across all of the Company’s product lines at one point in any one cycle.

Property and casualty market conditions overall remain attractive although price competition continued to increase throughout 2004, most notably in regards to property and professional lines. Accordingly, the Company continued to focus on disciplined risk selection. Based on continued solid demand and the benefits of price increases and improved terms achieved over the last several years’ renewals, the Company believes that overall business in the insurance and reinsurance markets was adequately priced. In relation to insurance and reinsurance, with respect to current market conditions and January 1, 2005 renewals, the Company has seen competitive pressures continue. The impact of the 2004 storm season, the backdrop of continued emergence of adverse development related to the market of the late 1990’s and concerns about reinsurer financial strength, all served to reinforce a sense of discipline in the market. Marine rates were flat to down 10%, energy rates were up 10 to 15% reflecting the substantial impact of Hurricane Ivan. Casualty rates appear to have remained flat on average. In accordance with this increasingly competitive market environment, the Company’s expectation is for flat earned premium growth for full year 2005, with insurance flat to up low-single digits and reinsurance flat to down low single-digits.

The Company also generates revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term. During 2004, interest rates in the U.S. increased moderately and the yield on the benchmark 5-year treasury rose from 3.25% to 3.61%. Interest rates declined in the U.K., where the yield on the benchmark 5-yr Gilt fell from 4.60% to 4.49% and in the Euro-zone, where the yield on the benchmark 5-yr German Bund fell from 3.50% to 3.03%.

For the three years up to December 31, 2003, there were declines in interest rates that negatively impacted the Company’s net investment income. The Company expects net investment income to rise in 2005 supported by positive cash flow from operations and anticipated moderate increases in market interest rates.

In 2004, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall performance of capital markets and the deterioration of the U.S. dollar relative to foreign currencies. In 2003, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall improvement in capital markets and narrowing of credit spreads.

The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported. The Company’s results for 2004 were significantly impacted by the catastrophe activity in the year which resulted in $591.2 million in estimated net loss and loss expenses, combined with adverse prior year development in certain lines of the Company’s insurance segment. See further information below. The Company’s results for 2003 and 2002 were negatively impacted by an increase to reserves established in prior years primarily relating to its North American casualty reinsurance business written in the 1997 through 2001 underwriting years. In the third quarter of 2003, the Company received reported claims that were in excess of the Company’s expected claims and the Company increased loss reserves by $184.0 million and began an extensive claims audit review of its ceding companies for this book of business. Upon completion of this claims audit review as well as the Company’s scheduled annual reserve review, the Company increased loss reserves by $694 million in the fourth quarter of 2003. This increase was net of a $197 million release of reserves relating to the September 11 event. See further information under “Reinsurance – General Operations” below.

Financial measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s general operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2004	2003	2002

Underwriting profit (loss) – general operations	$349,308	$ (84,117)	$274,701
Combined ratio – general operations	96.0%	102.6%	97.0%
Investment income – general operations	$661,535	$588,428	$617,122
Book value per ordinary share	$ 51.98	$ 46.74	$ 44.48
Return on average ordinary shareholders’ equity	16.5%	6.0%	6.9%

Underwriting profit (loss) – general operations

One way that the Company evaluates the performance of its insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. As noted above, the Company’s underwriting profit and loss for the last three years have been negatively impacted by net losses incurred from catastrophic losses and adverse development of prior year loss reserves. Partially offsetting this has been the increase in premium rates and favorable underwriting terms and conditions during 2002 and 2003. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period. See further discussion below. Barring any unusual catastrophic loss events, the Company expects to produce an underwriting profit in 2005.

Combined ratio – general operations

The combined ratio for general operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. Changes in the Company’s combined ratio for the last three years have been negatively impacted by the net losses incurred, related to 2004 catastrophe activity and prior period development in all three years. The improvement in 2004 was primarily a result of the severity of the prior period development in 2003 offset by the catastrophe losses noted in 2004.

Net investment income – general operations

Net investment income from its general operations is an important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected both by the size of the portfolio and the level of market interest rates. In 2004 U.S. interest rates increased moderately while interest rates in the U.K. and Euro-zone declined. The size of the portfolio is also impacted by cash flow generated from operations which has been positive during the last three years and which the Company currently expects to be positive in 2005.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also any changes in the net unrealized gains and losses on its investment portfolio. The Company’s book value per ordinary share increased in 2004 primarily as a result of an increase in net income com-

bined with an increase in the net unrealized gains on the investment portfolio. The increase in unrealized gains on the Company’s fixed income portfolio was primarily a result of the foreign exchange benefits for non-U.S. dollar investments partially offset by a moderate increase in interest rates in the U.S.

Return on average ordinary shareholders’ equity

Return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of any company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROE’s for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE. The Company’s ROE’s for the last three years have been mainly affected by its general operations’ underwriting results and investment income. In addition to those items, in 2004 the Company had realized gains from investments and derivatives of $324 million which contributed 5.1% to the ROE.

Other Key Focuses of Management

Winterthur International Net Reserve Seasoning

Management continues to focus on the settlement and collection of certain post-closing balances under the sale and purchase agreement, as amended (“SPA”) and other contractual agreements, related to the 2001 acquisition of the Winterthur International operations from Winterthur Swiss Insurance Company. For further information, see “Unpaid losses and loss expenses recoverable” Item 8, Note 5(b) to the Consolidated Financial Statements.

Ratings and Capital Management

Management continues to focus heavily on the Company’s financial strength and claims paying ratings because the Company’s ability to write business is dependent upon the quality of these ratings. Management seeks to maintain strong financial strength and claims paying ratings, relative to its competitors. In January 2004, several internationally recognized agencies lowered their financial strength ratings at the Company’s principle insurance and reinsurance subsidiaries and pools following the announcement that the Company increased prior period reserves in the fourth quarter of 2003. In February 2005, Fitch placed the Company’s financial strength and claims paying ratings on Rating Watch Negative and Moody’s confirmed the Company’s ratings and changed the outlooks to Negative.

Collateral Management

Another important matter on which management is focused (and which also affects the Company’s ability to underwrite business) is the availability of collateral. Collateral includes letters of credit, insurance trusts and other credit facilities required to provide security to cedants (which are companies who reinsure their liabilities to the Company), particularly as required by state insurance regulation in the U.S. and at Lloyds, and also to provide the Company with liquidity as required. These facilities are provided to the Company from commercial banks and generally are renewed every year. The Company has also utilized “off balance sheet” transactions in order to obtain more collateral capacity (these transactions are described below under “Variable Interest Entities and Other Off Balance Sheet Arrangements”). As the Company writes more business, its collateral requirements will increase. A key challenge for management is to ensure that sufficient collateral capacity is available as to not hinder future writing of business.

Liquidity and cash flow

As a property and casualty company, the Company must ensure that it has sufficient funds to settle claims promptly, especially in the event of a major catastrophic event. Management is focused on making sure that liquidity requirements are supported by both having lines of credit facilities available to the Company as well as the

Company’s general investment portfolio of which the majority is in high grade fixed income securities. The Company has had significant positive cash flow from operations in the three years ended December 31, 2004 generated from its underwriting activities (premiums less claim and expense settlements) as well as the receipt of investment income on its portfolio. The Company expects cash flow from operations to be strong in 2005.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2004, 2003 and 2002:

(U.S. dollars in thousands, except share and per share amounts)	2004	2003	2002

Net income available to ordinary shareholders	$1,126,292	$371,658	$395,951

Earnings per ordinary share – basic	$8.17	$2.71	$2.92
Earnings per ordinary share – diluted	$8.13	$2.69	$2.88
Weighted average number of ordinary shares and ordinary
share equivalents – basic	137,903	136,906	135,636
Weighted average number of ordinary shares and ordinary
share equivalents – diluted	138,582	138,187	137,388

The Company’s net income and other financial measures as shown above for the three years ended December 31, 2004 have been affected, among other things, by the following significant items:

1) Significant large catastrophe activity in 2004 (Florida hurricanes and the Tsunami in South Asia);

2) Net adverse prior year loss development in general insurance and reinsurance operations;

3) Growing asset base and positive performance from investments in affiliates;

4) A favorable underwriting environment in 2002 and 2003 with increased competition in 2004;

5) Other than temporary declines in investments in 2002 and 2003.

1. Significant large catastrophe activity in 2004. (Florida hurricanes and the Tsunami in South Asia)

The 2004 Atlantic hurricane season resulted in four insured hurricane losses aggregating to the largest seasonal loss in history and had a substantial impact on the results of the Company for 2004. The following table sets forth the impact of Hurricanes Frances, Charley, Ivan and Jeanne as well as the Tsunami in South Asia on the Company’s statement of operations for 2004 by operating segment. The Company estimated net hurricane losses and loss expenses incurred of $516.6 million net of reinsurance recoverables, based on preliminary reports and estimates of loss and damage. In addition, the Company incurred net losses and loss expenses of $74.6 million in 2004 as a result of the earthquake and the subsequent Tsunami that struck South Asia on December 26, 2004. The bulk of expected claims relate to property exposure, with personal accident and marine exposures also affected.

While these are management’s best estimates at this time, they could change as more information becomes available. In estimating the impact of these catastrophes on the Company, premium payments required to reinstate reinsurance policies have been accrued. Premiums from insureds required to reinstate their insurance or reinsurance coverage with the Company have also been accrued in the estimate.

(U.S. dollars in millions, except ratios and per share amounts)	Insurance	Reinsurance	Total

Operating Data:
Net reinstatement premiums earned:
Charley	$ –	$ 7.7	$ 7.7
Frances	–	3.5	3.5
Ivan	(12.2)	(6.5)	(18.7)
Jeanne	–	2.7	2.7
South Asia Tsunami	–	–	–

Total net premiums earned	$(12.2)	$ 7.4	(4.8)

Gross losses and loss expenses:
Charley	$ 72.8	$ 85.5	$158.3
Frances	93.4	83.2	176.6
Ivan	168.4	186.5	354.9
Jeanne	37.6	49.5	87.1
South Asia Tsunami	50.0	24.6	74.6

Total gross losses and loss expenses	$422.2	$429.3	$851.5

Losses and loss expenses recoverable:
Charley	$ 16.9	$ 10.8	$ 27.7
Frances	21.9	10.2	32.1
Ivan	77.7	111.5	189.2
Jeanne	7.4	3.9	11.3
South Asia Tsunami	–	–	–

Total losses and losses expense recoveries	$123.9	$136.4	$260.3

Underwriting loss	$310.5	$285.5	$596.0

Income tax benefit			$ 37.7

Net loss			$558.3

Loss ratio impact for the year ended December 31, 2004	7.5%	10.0%	8.5%
Combined ratio impact for the year ended December 31, 2004	7.6%	10.0%	8.4%

2. Net adverse prior year loss development

Net adverse prior year loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development. The net adverse prior year loss development in 2004 related to the Company’s general insurance operations most notably in the casualty and professional lines of business.

During 2004, the Company’s net adverse prior year development of $268 million was a result of increases in reported insurance case reserves for excess professional liability, excess casualty liability and specialty lines within the insurance segment offset by net prior year releases in the reinsurance segment. These increases in reported insurance case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Strengthening of $144 million in professional lines was caused by few large directors’ and officers’ claims in pre-2002 business, and increases in errors and omissions reserves were caused by claims related to large accounting firms and to insurance/reinsurance brokers. For specialty lines, strengthening of $135 million was caused by reported loss increases in discontinued programs business with workers’ compensation exposure, environmental related coverages, and Lloyd’s; as well as high severity claims on the surety book.

The net adverse prior period loss development in the years ended December 31, 2003 and 2002 related primarily to the Company’s general reinsurance operations and principally to losses on business written in the 1997 through 2001 underwriting years in the Company’s U.S. casualty reinsurance business. In the third quarter of 2003, the Company experienced a significant increase in claims reported that was in excess of the Company’s expected loss development based on historical reporting patterns and recorded an increase to reserves of $184 million related to this book of business. As a result of this increase, the Company began a detailed claims audit review of the cedents contributing to this increase and the lines of business affected were primarily directors’ and officers’, errors and omissions, medical malpractice, commercial umbrella and general liability. Upon completion of this claims audit review, the Company increased case and IBNR reserves relating to this book of business for a total of $663 million in the fourth quarter of 2003. The Company monitors actual against expected reported claims on an ongoing basis. To the extent that actual experience on loss reserves differs significantly for this, or any other line of business, the Company would again expand its normal and ongoing cedant review program accordingly.

See further discussion under “Critical Accounting Policies and Estimates” and under “– Segments-Reinsurance” below.

3. Growing asset base and positive performance from investments in affiliates.

Net investment income was $995 million in 2004 as compared to $779.6 million in 2003 due primarily to a higher investment base. The investment portfolio increased due to positive operating cash flows and growth in structured and spread balances, combined with capital raising activities. In addition, net realized gains produced by the investment portfolio and the equity earnings from the Company’s affiliates also contributed positively to the year. Net realized gains on investments were $246.5 million in 2004 compared to $120.2 million in 2003. Net income from investment affiliates was $124.0 million in 2004 compared to $119.2 million in 2003. Net income from operating affiliates (including insurance, financial and investment manager affiliates) was $147.4 million in 2004 compared to $8.9 million in 2003. Earnings from operating affiliates during 2004 included $102.1 million of income in connection with the sales of Admiral Group Ltd and Pareto Partners and its affiliated companies.

4. A favorable underwriting environment in 2003 and 2002 with increased competition in 2004.

As noted above, competition increased in 2004 in most lines of business resulting in some pricing reductions and general softening of the market. In the two years ended December 31, 2003 and 2002, the Company had experienced pricing increases and improved terms and conditions across most of the lines of business it writes. This is discussed further within the segments below.

5. Other than temporary declines in investments in 2003 and 2002.

The Company realized losses on securities in its investment portfolio due to declines in fair value determined to be other than temporary of $6.4 million, $130.7 million and $251.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The general economy in the U.S. and the investment markets improved in 2004 relative to 2003. For example, Moody’s reported that 57 issuers defaulted in 2004 as compared with 77 issuers in 2003. The Company experienced better default experience than the Moody’s default data would have indicated. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was negligible in 2004 as compared with 0.6% in 2003 and 1.4% in 2002.

See the discussion of other than temporary declines in investments within “Critical Accounting Policies and Estimates” and “Investment Activities” below.

Critical Accounting Policies and Estimates

The following are considered to be the Company’s critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity. These critical accounting policies have been discussed by management with the Audit Committee of the Company’s Board of Directors.

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

1) Unpaid Losses and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves or unpaid losses and loss expenses are established due to the significant periods of time that may lapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a) Case reserves – reserves for reported losses and loss expenses that have not yet been settled and,

b) Losses incurred but not reported (“IBNR”).

At December 31, 2004 and 2003, the Company’s total gross reserves for unpaid losses and loss expenses were $19.6 billion and $16.6 billion, respectively, of which $9.5 billion and $8.4 billion related to case reserves for reported claims and $10.1 billion and $8.2 billion for IBNR reserves, respectively.

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

With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. With respect to the Company’s financial products and services financial operations, financial guaranty claims incurred on policies written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims incurred on policies written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

IBNR reserves relate mainly to the Company’s insurance and reinsurance casualty business. IBNR reserves are calculated by the Company’s actuaries using several standard actuarial methodologies including paid and incurred loss development, the Bornhuetter-Ferguson incurred loss method and frequency and severity approaches.

IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Prior to the year ended December 31, 2003, the outcomes of the Company’s actuarial reviews, consistent with historical practice, provided either (i) a single point reserve estimate or (ii) a range of reserve estimates from which the Company selected a best estimate. Since the year ended December 31, 2003, the Company adopted a methodology that provided a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below. As a result, reserve ranges disclosed previously are not comparable to the reserve ranges disclosed herein.

While the proportion of unpaid loss and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerating business growth and changes in business mix. Other factors which have affected the ratio in the past include; additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns.

The ratio of IBNR to total reserves has increased in recent years due to the growth of casualty business written over that period. The ratio of IBNR to total reserves is higher for more recent years’ business because these immature years have relatively fewer claims reported and, as a result, a higher proportion of claims reserves are based on experience in respect of incurred but not reported losses. As each prior year of business matures and claims become known, the ratio of IBNR to total reserves will typically decline, all other factors remaining constant. Since the Company has experienced rapid premium volume growth in recent years, the ratio of IBNR to total reserves has increased because the Company’s aggregate exposure has become relatively less mature. Conversely, in a situation of declining premium volume, this ratio will typically decline, all other factors remaining constant. The Company writes insurance and reinsurance business in many different lines. Typically, the ratio of IBNR to total reserves is greater for casualty lines (which are longer tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting. In recent years, casualty lines have increased as a proportion of the Company’s business when compared to property lines (which are shorter tail in nature).

The single point reserve estimate is generally management’s best estimate, which the Company considers to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures, and this amount is recorded. The Company’s actuaries utilize one set of assumptions in determining its single point estimate which include loss development factors, loss ratios, reported claim frequency and severity. These reviews and documentation are completed in accordance with professional actuarial standards appropriate to the jurisdictions where the business is written. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

Loss and loss expenses are charged to income as they are incurred. These charges include loss and loss expense payments and any changes in case and IBNR reserves. During the loss settlement period, additional facts regarding claims are reported. As these additional facts are reported, it may be necessary to increase or decrease the unpaid losses and loss expense reserves. The actual final liability may be significantly different than prior estimates.

The Company’s net unpaid loss and loss expense general and financial reserves broken down by operating segment at December 31, 2004 and 2003 were as follows:

(U.S. dollars in millions)	2004	2003

Insurance	$ 7,036	$ 5,849
Reinsurance	5,726	4,871
Financial products and services	120	62

Net unpaid loss and loss expense reserves	$12,882	$10,782

The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2004:

(U.S. dollars in millions)	Recorded	High	Low

Casualty insurance	$ 4,715	$5,316	$4,135
Casualty reinsurance	3,717	4,217	3,244
Property catastrophe	312	380	250
Other property	1,242	1,428	1,067
Marine and aviation reinsurance and insurance	1,184	1,350	1,027
Other (1)	1,313	1,457	1,126

Total	12,483
Financial Operations	120
Provision for potential non recoveries	279

Total	$12,882

(1)	Other consists of several products, including accident and health, political risk, surety and bonding.

Actual development of recorded reserves as of December 31, 2003 during 2004 was within the estimated reserve range.

As shown in the table above and as previously noted, for the year ended December 31, 2004 the Company developed a methodology for calculating reserve ranges around its single point reserve estimates for all its lines of business. Similar to VAR (Value At Risk) models commonly used to evaluate risk, the Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to the Company. The ranges represent an estimate of the range of possible outcomes over a one year development period. A range of possible outcomes should not be confused with a range of best estimates. The range of best estimates will generally be much narrower than the range of possible outcomes as it will reflect reasonable actuarial and management best estimates of the expected reserve.

Reserve volatility was analyzed for each line of business within each of the reinsurance and insurance segments’ general operations using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business based on a study of the Company’s historical data supplemented by industry data. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate is narrower than the sum of the ranges for the lines of business disclosed above.

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

The Company writes both “short-tail” and “long tail” lines of business. “Short-tail’ and “long-tail” describe the time between the receipt of the premium from a policy and the final settlement of any loss incurred under such policy. Short-tail lines include property catastrophe, other property and certain marine and aviation lines where, on average, the settlement period may be up to 24 months. Long-tail lines, on the other hand, include the Company’s casualty business in which claims may take up to 30 years to be reported and settled. The increase in the time associated with ultimate settlement of a claim is directly related to an increase in the amount of judgment required to establish loss reserves, especially IBNR reserves.

See further discussion under “– Segments” below for prior year development of loss reserves.

The Company’s three types of reserve exposure with the longest tails are:

(1) high layer excess casualty insurance;

(2) casualty reinsurance; and

(3) discontinued asbestos and long-tail environmental business.

Certain aspects of the Company’s casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by the Company’s insurance operations is high layer excess casualty business, meaning that the Company’s liability attaches after large deductibles including self insurance or insurance from sources other than the Company. The Company commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by the Company for this type of business was largely judgmental and based upon the Company’s own reported loss experience which was used as basis for determining ultimate losses, and therefore IBNR reserves. Over time, the amount of available historical loss experience data has increased. As a result, the Company has obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

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

Discontinued asbestos and long-tail environment business had been previously written by NAC Re (now known as XL Reinsurance America Inc), prior to its acquisition by the Company.

Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% at December 31, 2004 and 2003. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. A 1% reduction in the interest rate would increase unpaid loss and loss expense reserves and net incurred loss and loss expenses by approximately $25.7 million and $24.0 million at December 31, 2004 and 2003, respectively, based on the current estimated amount and payout of the liabilities. See Item 8, Note 9 to the Consolidated Financial Statements.

Financial Guaranty Loss Reserving

The Company is aware of the SEC’s recent review of the loss reserving practices in the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) and FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), do not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and FAS 97. It is the Company’s understanding that the SEC has requested that the FASB review this matter and provide guidance for the accounting of financial guaranty insurance contracts. The Company will continue its loss reserving methodology as noted in Note 2 (k) to the Consolidated Financial Statements until further guidance is provided by the SEC or the FASB. The Company had net reserves for financial guaranty insurance contracts of $120.2 million and $62.0 million at December 31, 2004 and 2003, respectively.

Unpaid losses and loss expenses recoverable

The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. Due to the size of the gross losses arising from the September 11 event and its effect on the reinsurance industry, the Company, in addition to its normal review process, further analyzed the recoverability of these assets. In addition to the potential effect of the non-recoverability of these assets from reinsurers disputing claims, the reinsurance market in general has experienced significant capital erosion as a result of underwriting and investment losses. Accordingly, there is greater uncertainty regarding recoverability due to the reinsurers’ ability to pay. See “Financial Condition and Liquidity” and Item 8, Note 10 to the Consolidated Financial Statements for further information.

Included in unpaid loss and loss expenses recoverable at December 31, 2004 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”) from the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of net loss and unearned premium reserves relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing season-

ing period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes a process for determining the amount due from the Seller by an independent actuarial process whereby the independent actuary develops a value of the seasoned net reserves. The actual final seasoned amount will be the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The Company’s submission would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submission would result in a net payable to the Company of $541 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are $2.0 billion in the aggregate as of December 31, 2004. There are two levels of protection from the Seller for these balances:

1. At the time of this transaction, the Company entered into a liquidity facility with the Seller. At the time of the payment of the net reserve seasoned amount, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within Other liabilities on the Company’s balance sheet at December 31, 2004 and amounted to approximately $281 million at that date.

2. Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

At December 31, 2004, certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or all of the following occur:

(i)     The Seller’s submission is closer to the valuation developed by the independent actuary and, as such, the Seller’s submission is the actual final seasoned amount;

(ii)     There is deterioration of the net losses from what is reported in the Company’s December 31, 2004 financial statements;

(iii)     The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections; or

(iv)     Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

2) Future Policy Benefit Reserves

Future policy benefit reserves relate to the Company’s life operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Uncertainties related to interest rate volatility and mortality experience make it difficult to project and value the ultimate benefit payments.

Most of the Company’s future policy benefit reserves relate to annuity portfolio reinsurance contracts under which the Company makes annuity payments throughout the term of the contract for a specified portfolio of policies.

For certain of these contracts, a single premium is paid at inception of the contract by way of a transfer of cash and investments to the Company.

The reserving methodology for these annuity portfolio reinsurance contracts is described in FAS 60 as amended by FAS 97. These contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Liabilities for future policy benefit reserves are established in accordance with the provisions of FAS 60.

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are sufficient to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2004, 2003, and 2002, there were no adjustments to the locked-in assumptions for any of these contracts.

The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $3.9 billion and $2.7 billion at December 31, 2004 and 2003, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in a $36 million increase in the value of future claims related to annuity portfolio reinsurance.

As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $145 million and $125 million at December 31, 2004 and 2003, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $13 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

The Company also provides reinsurance of disability income protection. The future policy benefit reserves for these contracts amounted to $86 million and $89 million at December 31, 2004 and 2003, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of “padded” assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $0.1 million, while a decrease in the termination rate would increase the value of future claims by approximately $0.4 million.

The Company also provides reinsurance of term assurance and critical illness policies. The future policy benefit reserves for these contracts amounted to $41 million and $15 million at December 31, 2004 and 2003, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of “padded” assumptions at inception with periodic review against experience.

The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick (where sickness is defined by the treaty conditions), i.e., the morbidity rates. A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $0.4 million, while a 1% increase in the morbidity rate would increase the value of future claims by approximately $0.4 million.

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

Following a review of lapse experience, the locked-in assumptions were revised in respect of one contract during the year ended December 31, 2004. The overall affect of using the revised assumptions was a reduction in income of $0.4 million.

3) Deposit Liabilities

The Company’s deposit liabilities at December 31, 2004 reflect obligations assumed under funding agreements, municipal guaranteed reinvestment contracts, payment undertaking agreements and certain structured insurance and reinsurance agreements. For each of these contracts, the Company establishes a deposit liability equal to the net cash received at inception. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. The ultimate size of underlying losses, the impact of the contractual limits upon settlement of such losses, and the impact of the underlying loss settlement process on the timing of payments are considered as appropriate. Where uncertainty is present, an increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The Company has not had any significant change in these assumptions during the last three years ended December 31, 2004. The interest expense reported due to the accretion of deposit liabilities associated with structured insurance and reinsurance contracts was $59.4 million, $92.9 million and $65.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. For some of the Company’s deposit liabilities the accretion rate is recorded at its contractual maximum level. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $14.1 million on an annualized basis.

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $4.4 billion and $3.4 billion in 2004 and 2003, respectively.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “– Investment Activities – Unrealized losses on investments” for further information.

6) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has capitalized net operating tax losses of $186 million and $225.2 million against which a valuation allowance of $68.5 million and $18.3 million at December 31, 2004 and 2003, respectively, has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected.

Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a subsidiary of the Company, entered into an adverse development reinsurance treaty with another reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and will limit future loss development at XLRA relating to these underwriting years. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company, however, as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2000 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

See further information under “– Other Revenues and Expenses” and Item 8, Note 23 to the Consolidated Financial Statements.

7) Intangible Assets

Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and related amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2004, intangible assets were $1.8 billion of which approximately $1.38 billion and $450 million related to the Company’s reinsurance and insurance segments, respectively. See “– Other Revenue and Expenses” for further information.

8) Variable Interest Entities

The Company utilizes variable interest entities both directly and indirectly or not in the ordinary course of business. The Company must assess consolidation of variable interest entities based on whether the Company is the primary beneficiary of the entity. The company that absorbs a majority of the expected losses or residual rewards of the entity is deemed to be the primary beneficiary and is therefore required to consolidate the entity. The determination of expected losses and expected residual returns requires the Company to estimate the expected cash flows of the entities and measure the expected variability of these cash flows. The use of different assumptions to determine the expected cash flows and variability could affect the Company’s determination of the primary beneficiary. The assumptions used to determine the expected cash flows depend on the type of structure and the nature of the Company’s variable interest. The Company has made assumptions primarily regarding default rates, the timing of defaults and recovery rates to estimate these expected cash flows of the variable interest entities that it utilizes.

9) Reinsurance Premium Estimates

The company writes business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the subject written premium is generally outlined within the treaty and the Company receives a minimum and/or deposit premium on a quarterly basis which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. The Company estimates the premium written on the basis of the expected subject premium and regularly reviews this against actual quarterly statements to revise the estimate based on the information provided by the cedant.

On proportional contracts, written premiums are estimated to expected ultimate premiums based on information provided by the ceding companies. An estimate of premium is recorded at the inception of the contract. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded in the period in which they are determined.

Written premiums on excess of loss contracts are earned in accordance with the loss occurring period defined within the treaty; normally 12 months following inception of the contract. Written premiums on proportional contracts are earned over the risk periods of the underlying policies issues and renewed, normally 24 months. For both excess of loss and proportional contracts, the earned premium is recognized ratably over the earning period, namely 12 – 24 months. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.

Reinsurance operations by their nature add further complications in that generally the ultimate premium due under a specific contract will not be known at the time the contract is entered into. As a result, more judgment and ongoing monitoring is required to establish premiums written and earned in the Company’s reinsurance operations.

Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are fully earned when recognized. Accrual of reinstatement premiums is based on the Company’s estimate of loss and loss adjustment expense reserves, which involves management judgment as described below.

Segments

The Company is organized into three underwriting segments – insurance, reinsurance, and financial products and services – and a corporate segment, which includes the investment operations of the Company. See Item 1 and Item 8, Note 3 to the Consolidated Financial Statements for further information.

The Company’s business is conducted on a global basis where several of its subsidiaries operate in foreign currencies which are the base currency of that entity. Under U.S. GAAP, revenues and expenses of those operations are translated into the U.S. dollar at average exchange rates during the year and assets and liabilities at exchange rates at the end of the year. In the three years ended December 31, 2004 with the decline in value of the U.S. dollar against several currencies, including U.K. sterling, Swiss franc and the Euro, this has resulted in revenues and expenses translated into higher U.S. dollar values. This should be considered when making period to period comparisons.

Insurance

The following table summarizes the underwriting profit for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

General:
Gross premiums written	$5,956,978	14.1%	$5,221,316	15.0%	$4,539,186
Net premiums written	4,426,519	18.8%	3,725,208	16.1%	3,207,292
Net premiums earned	$4,083,153	12.2%	$3,640,330	28.5%	$2,832,298
Fee income and other	24,229	77.2%	13,670	(62.8)%	36,717
Net losses and loss expenses	2,869,114	20.6%	2,379,499	34.3%	1,771,982
Acquisition costs	542,827	0.1%	542,149	13.3%	478,548
Operating expenses	535,443	29.8%	412,540	8.3%	380,901
Foreign exchange (gains)	(9,911)	(26.1)%	(7,858)	NM	(56,515)

Underwriting profit	$ 169,909	(48.1)%	$ 327,670	11.4%	$ 294,099

NM = Not Meaningful

Gross and net premiums written increased by 14.1% and 18.8%, respectively, for the year ended December 31, 2004 compared with the year ended December 31, 2003. These increases were primarily due to new business in the casualty and professional lines, multi year contracts written in the year and favorable foreign exchange movements. The most significant growth was due to new business product offerings in the areas of primary casualty, specialty professional and property catastrophe risks. The new insurance initiatives added, in total, approximately $280.0 million to gross premiums written for the year. The strengthening of the U.K. sterling and the Euro against the U.S. dollar, as compared to 2003, accounted for approximately $173.0 million of the increase in gross premiums written in the year. Partially offsetting the growth in gross and net premiums written in 2004 were rate reductions in most property and professional lines as well as growing rate pressures on most casualty lines. Net premiums written have grown by a larger percentage than gross premiums written primarily as a result of ceded reinsurance commutations related to professional lines.

Increases in gross and net premiums written in 2003 as compared to 2002 were due to significant price increases across most lines of business, partially offset by the non-renewal of certain workers’ compensation and Lloyd’s international programs.

Net premiums earned increased in each of the three years ended December 31, 2004, 2003 and 2002 due to the increases in net premium written in the current and prior years, as noted above. Growth in net premiums earned in 2004 and 2003 were partially offset by several non-renewed portfolios as the earned premium impact of the non-renewed business lags behind the written premium impact. Combined casualty and professional liability insurance net premiums earned increased from $1.36 billion in 2002 to $1.96 billion in 2003 to $2.36 billion in 2004.

Fee income and other increased in 2004 as compared to 2003 primarily due to the income recorded on the sale of property in London, combined with fees generated by the Company’s professional lines start up businesses for administration of third party portfolios. Fee income and other decreased in 2003 as compared to 2002 primarily due to $21.0 million of contingent income received in the fourth quarter of 2002 that related to a sale in 1999 of the motor business written by the Company’s Lloyd’s syndicates. In addition, at the end of 2002, the Company discontinued certain consulting and administration services related to the Winterthur International operations for employee benefit plans of unrelated companies.

Exchange gains in each of the last three years were primarily due to a decline in the value of the U.S. dollar against U.K. sterling, Euro and Swiss franc in those operations that have those currencies as their functional currency and are exposed to net monetary liabilities denominated in U.S. dollars. The gain in 2003 was partially reduced by a hedge put in place by the Company in February 2003 to cover part of its exposure to a U.K. sterling reinsurance recoverable balance.

The decrease in the underwriting profit in 2004 as compared with 2003 and the increases in 2003 as compared with 2002 were also reflective of the combined ratios, as shown below. The following table presents the ratios for the insurance segment for each of the three years ended December 31:

	2004	2003	2002

Loss and loss expense ratio	70.3%	65.4%	62.6%
Underwriting expense ratio	26.4%	26.2%	30.3%

Combined ratio	96.7%	91.6%	92.9%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

The loss and loss expense ratio for the insurance segment for the year ended December 31, 2004 increased compared with the year ended December 31, 2003 primarily due to net hurricane losses of $248.3 million in the property and marine lines combined with prior year reserve strengthening as discussed below, and losses and loss expenses related to the tsunami in South Asia. Losses due to hurricanes Charley, Frances, Ivan and Jeanne combined with the South Asia Tsunami increased the loss ratio for the year by 7.5%.

The loss ratio was higher in 2003 as compared to 2002 due primarily to an increase in the net adverse development of prior year loss reserves which was partially offset by a relatively lower level of current year loss activity and the positive effect of continued pricing increases and improved terms and conditions across most lines written.

The following tables present the prior year adverse or favorable development of the Company’s gross and net loss and loss expense reserves for its insurance operations:

Gross (U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$10,225	$8,103	$7,834
Net adverse development of those reserves during the year	1,674	1,055	54

Unpaid losses and loss expense reserves re-estimated one year later	$11,899	$9,158	$7,888

Net (U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$5,849	$4,771	$4,680
Net adverse development of those reserves during the year	292	153	28

Unpaid losses and loss expense reserves re-estimated one year later	$6,141	$4,924	$4,708

The Company did not change its methodology or key assumptions used in 2004, 2003 or 2002 to determine ultimate loss reserves for any line of insurance business written.

During 2004, the Segment’s net adverse development of $292 million was driven primarily by increases in reported case reserves for excess professional liability, excess casualty liability and specialty lines. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Strengthening of $122 million in professional lines was caused by a few large directors’ and officers’ claims in pre-2002 business, while increases in errors and omisions reserves were caused by loss related to large accounting firms and insurance and reinsurance brokers. For specialty lines, strengthening of $152 million was caused by reported loss increases in discontinued programs business with workers compensation exposure, environmental related coverages, certain Lloyd’s business and high severity claims on the surety book.

During 2003, the Company’s net adverse prior year development of $153 million was due primarily to increases in previously reported case reserves for excess professional liability lines of $143 million for the underwriting years 1997 through 2001. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Specifically, the increase related to reported case reserves for directors’ and officers’ and errors and omissions coverages. During 2003, there was an increase in the amount of litigation related to certain losses.

During 2004 and 2003, the Company’s net adverse development of its gross reserves greatly exceeded its net reserve adverse development due principally to an increase in prior year reserves related to Winterthur International. The Company has protection with respect to any adverse loss or premium development related to the acquired Winterthur International operations with effect from July 1, 2001 under the SPA with the Seller, and has recorded a recoverable of the same amount. See – Liquidity and Capital Resources and Item 8, Note 5(b) to the Consolidated Financial Statements for further information.

During 2002, the Company’s net adverse prior year development of $28 million was comprised of an increase in loss reserves of $73 million relating to the September 11 event which was partially offset by a net decrease in the other reserves of $45 million.

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

During 2002, the Company decreased the estimate of other reserves at the beginning of 2002 by a net amount of $45 million, consisting of a decrease in reserves relating to the excess casualty insurance business of $114 million partially offset by increases in prior year reserves for satellite lines of $30 million and other casualty insurance lines of $39 million. Estimated ultimate loss reserves were reduced for excess casualty insurance based upon lower than expected actual reported loss experience for business written in years 1997 and prior. A lack of available industry data resulted in more actuarial judgment being involved in establishing IBNR loss reserves for this line of business in the earlier years, as mentioned above under “Critical Accounting Policies and Estimates” – Unpaid losses and loss expenses and unpaid loss and loss expenses recoverable. Estimated loss reserves were then regularly updated to take into account actual claims reported. The adverse development experienced in the satellite lines was due to several satellite malfunctions which caused an increase in actual reported loss activity that was greater than expected. The adverse development for the other casualty lines was for business written in 1999 through 2001. In these years, premium rates for casualty business had declined due to competitive market pressures and in 2002, there was an increase in the size of claims reported that was higher than expected.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

The underwriting expense ratio for the year ended December 31, 2004 compared to the same period in 2003 increased slightly. The decrease in the acquisition expense ratio of 1.6 points (13.3% as compared to 14.9%) was offset by an increase in the operating expense ratio of 1.8 points (13.1% as compared to 11.3%). The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned compared to the same period in the prior year and changes in the commission structure with certain brokers. The increase in the operating expense ratio was due primarily to the increased costs associated with supporting new business growth in the segment operations globally, including start up operations, an allocation of certain corporate expenses to the insurance segment and the impact of foreign exchange movements.

The decrease in the underwriting expense ratio in 2003 from 2002 was due to a reduction in the acquisition expense ratio of 2.0% (14.9% as compared to 16.9%) and a reduction in the operating expense ratio of 2.1% (11.3% as compared to 13.4%). The reduction in the acquisition expense ratio was due primarily to lower commission and brokerage costs in a favorable underwriting market on certain lines of business and where there has been a change in the mix of business earned. The reduction in the operating expense ratio was due to the growth in net premiums earned where the amount of net premiums earned was increased more than the amount of increase in operating expenses, which was due primarily to the growth in the insurance segment operations.

Reinsurance

Reinsurance – General Operations

The following table summarizes the underwriting results for the general operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Gross premiums written	$3,420,570	0.5%	$3,402,764	7.2%	$3,174,819
Net premiums written	$2,840,655	0.5%	$2,827,072	10.2%	$2,564,334
Net premiums earned	$2,899,396	18.8%	$2,440,703	18.1%	$2,066,775
Fee income and other	7,623	(69.8)%	25,240	125.3%	11,201
Net losses and loss expenses	1,921,771	(12.5)%	2,197,357	41.1%	1,557,065
Acquisition costs	639,799	15.2%	555,431	22.3%	454,300
Operating expenses	194,995	28.9%	151,332	37.8%	109,796
Foreign exchange (gains)	(28,945)	9.7%	(26,390)	10.9%	(23,787)

Underwriting profit (loss)	$ 179,399	NM	$ (411,787)	NM	$ (19,398)

Gross premiums written increased slightly for the year ended December 31, 2004 as compared to 2003. Most lines of business remained relatively flat as a result of rate decreases being offset by selective new premium volume growth. Casualty rates have remained stronger than the shorter tail lines of business. The high frequency of catastrophic events prompted some stabilization of rates in the property catastrophe business most impacted by the losses, namely in Florida, in the latter half of the year. In addition, the increasingly competitive market has resulted in the non-renewal of certain Latin American property programs. Favorable foreign exchange movements also contributed $107.3 million to the growth in gross premiums written. Net premiums written reflect the above gross changes, together with higher retentions, offset by the effects of retrocessional reinstatement premiums and growth in certain large proportional programs that are largely retroceded.

Gross premiums written increased 7.2% in 2003 as compared to 2002 due mainly to new business written and increases in premium rates, primarily in casualty. These increases were partially offset by some cancellations in treaty renewals in 2003 and also a reduction of $18.0 million in 2003 attributable to reinstatement premiums related to the release of loss reserves for the September 11 event, discussed further below.

Net premiums earned in 2004 increased 18.8% as compared to 2003 and net premiums earned in 2003 increased 18.1% as compared to 2002 due primarily to the earning of net written premium growth over the last several years, most notably in casualty and professional lines of business. Net premiums earned for casualty and professional reinsurance lines combined were $1.2 billion in 2004 as compared to $971.2 million in 2003 and $792.6 in 2002.

The following table presents the underwriting ratios for this segment:

	2004	2003	2002

Loss and loss expense ratio	66.3%	90.0%	75.3%
Underwriting expense ratio	28.8%	29.0%	27.3%

Combined ratio	95.1%	119.0%	102.6%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

The decrease in the loss and loss expense ratio for the year ended December 31, 2004 compared to 2003 was primarily due to the fact that 2003 included significant adverse prior period development related to the Company’s North American casualty business. See further discussion below. The segment experienced losses in 2004 resulting from hurricanes Charley, Frances, Ivan and Jeanne, from which the segment incurred a combined $268.3 million of net losses and loss expenses. In addition, the segment incurred net losses and loss expenses of $24.6 million as a result of the earthquake and tsunami in South Asia. These large catastrophe losses contributed 10.0% to the segment loss ratio for the year ended December 31, 2004. Catastrophe losses were partially offset by lower than expected incurred loss development in the year relating to shorter tail lines prior underwriting years and price improvements on earned premiums from prior periods.

The loss and loss expense ratio increased in 2003 as compared to 2002 due primarily to net adverse development of prior year loss reserves related to the Company’s North American casualty business written during the 1997 through 2001 underwriting years. See further discussion below.

The following tables present the adverse prior year development of the Company’s gross and net loss and loss expense reserves for its reinsurance general operations:

Gross
(U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$6,270	$5,062	$3,947
Net (favorable) adverse development of those reserves during the year	(32)	821	504

Unpaid losses and loss expense reserves re-estimated one year later	$6,238	$5,883	$4,451

Net
(U.S. dollars in millions)	2004	2003	2002

Unpaid losses and loss expense reserves at the beginning of the year	$4,871	$3,588	$2,467
Net (favorable) adverse development of those reserves during the year	(24)	799	385

Unpaid losses and loss expense reserves re-estimated one year later	$4,847	$4,387	$2,852

During 2004, net prior year reserves across the reinsurance segment developed favorably by $24 million. Releases of $144 million in the property, aviation, marine and other lines of business were partially offset by strengthening of casualty and accident and health reserves amounting to approximately $122 million. Property catastrophe and property other reserve releases totaled approximately $101 million net related primarily to the 2002 and 2003 underwriting years where loss experience has been exceptionally good for the property line. The strengthening of casualty reserves totaled $77 million and related most significantly to professional liability reserves which were strengthened by $32 million for Enron, Worldcom and Laddering claims. The accident & health reserve strengthening of $45 million relates to a portfolio of business underwritten by certain of the Company’s Lloyds syndicates.

During 2003, the Company increased its estimated reserves related to its reinsurance segment (excluding the September 11 event) by $996 million, of which approximately $877 million related primarily to the Company’s North American reinsurance operations for casualty business underwritten during the 1997 through 2001 underwriting years. The main lines of business affected by this adverse development included general liability, medical malpractice, professional and surety lines. This adverse development was due to competitive market pressures on pricing during these underwriting years combined with an increase in the number and size of claims reported in recent years as a result of increases in court filings, corporate scandals, rising tort costs and settlement awards. Prior year reserves also developed adversely on certain other casualty business written in the 1998 through 2001 underwriting years outside of North America. These exposures were affected by trends similar to those as described above for the North American casualty reinsurance operations. The casualty exposures underwritten in these entities were much less than those of the North American operations, so the impact on the prior year reserves was relatively smaller.

In the fourth quarter of 2003, the Company reduced aviation loss reserves related to the September 11 event by $197 million. This reduction in reserves was due to higher than expected levels of participation (97%) in the September 11 Victim Compensation Fund, a no-fault compensation scheme funded by the U.S. government, which closed on December 22, 2003. This resulted in a reduction of the estimated ultimate losses by the Company for this event.

In the second quarter of 2002, the segment increased its estimated loss reserves for the September 11 event by $127 million due primarily to higher than originally estimated business interruption losses and exposure to potential claims by the Lloyd’s Central Guaranty Fund. The increase followed an analysis of additional new information received from the Company’s ceding companies with regard to their increased estimates of claims relating to their exposures to the September 11 event. Due to the size and complexity of the loss and the time lag in ceding companies reporting the information to the segment, establishing reserves for this loss within a short time period was difficult.

The increase in estimate for all other reinsurance reserves in 2002 of $258 million also related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses on business written prior to 1985.

The segment’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Net unpaid losses and loss expenses at beginning of year	$ 60,525	$ 66,130	$ 33,152
Net incurred losses and loss expenses	—	(1,000)	35,870
Less net paid losses and loss expenses	3,125	4,605	2,892

Net decrease in unpaid losses and loss expenses	(3,125)	(5,605)	(32,978)
Net unpaid losses and loss expenses at end of year	57,400	60,525	66,130
Unpaid losses and loss expenses recoverable at end of year	82,922	86,576	92,167

Gross unpaid losses and loss expenses at end of year	$140,322	$147,100	$158,297

Incurred but not reported losses, net of reinsurance, included in the above table was $22.5 million at December 31, 2004, $27.0 million at December 31, 2003 and $33.1 million at December 31, 2002. Unpaid losses recoverable are net of potential uncollectible amounts.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

The Company reviews its actual reported loss experience for asbestos and environmental claims for its 1985 and prior exposures annually. The actual loss experience was consistent with assumptions established, and, therefore, there was no adverse prior year development of the Company’s asbestos and environmental reserves in 2003 or 2004. The reserves for these exposures represented less than 1% of the Company’s total unpaid loss and loss expense reserves at December 31, 2004.

The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses. For further information see Item 8, Note 9 to the Consolidated Financial Statements.

The decrease in the underwriting expense ratio for the year ended December 31, 2004 as compared with 2003 was primarily due to a decrease in acquisition cost ratio driven by reduced profit commissions as a result of the year’s catastrophic losses. This decrease was partially offset by an increase in the operating expense ratio resulting from additional allocations of corporate expenses as well as the adverse impact of foreign exchange and the continued build up of the European reinsurance platform. The increase in the underwriting expense ratio in 2003 as compared with 2002 was due to an increase in the acquisition expense ratio of 0.8% and operating expense ratio of 0.9%. The increase in the acquisition expense ratio was due primarily to higher ceding company profit commissions payable and a change in the mix of net premiums earned. The operating expense ratio increased due primarily to a reduction of operating expenses in 2002 of approximately $8.0 million in recognition of a curtailment gain on a Company pension plan in the U.S.

Exchange gains in 2004 and 2003 were mainly attributable to a decline in the value of the U.S. dollar against U.K. sterling and the Euro in Bermuda based operations that write business globally.

Reinsurance – Life and Annuity Operations

The following table summarizes the net income from life and annuity operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Gross premiums written	$1,343,507	99.6%	$ 673,027	(32.9)%	$1,003,154
Net premiums written	1,308,634	99.5%	655,986	(33.0)%	979,825
Net premiums earned	$1,310,986	97.3%	$ 664,612	(32.2)%	$ 980,387
Fee income and other	93	NM	599	NM	2
Claims and policy benefits	1,403,710	87.0%	750,663	(27.0)%	1,027,981
Acquisition costs	42,587	28.7%	33,090	157.7%	12,839
Operating expenses	16,697	85.1%	9,019	54.3%	5,844
Net investment income	204,637	47.0%	139,241	52.3%	91,451
Foreign exchange gains	(1,340)	NM	(4,371)	NM	–

Net income	$ 54,062	NM	$ 16,051	(36.2)%	$ 25,176

Life and annuity gross and net premiums written, net premiums earned and claims and policy benefits in each of the three years ended December 31, 2004, 2003 and 2002 included the assumption of the following long duration annuity portfolios:

1. Second and fourth quarters of 2004 - two large U.K. portfolio contracts, representing $995 million in net premiums earned and related claims and policy benefits.

2. Fourth quarter of 2003 – two portfolios, one U.K. and one European, for a total of approximately $395.5 million in net premiums earned and related claims and policy benefits.

3. Third quarter of 2002 – one U.K. portfolio of approximately $762.7 million in net premiums earned and related claims and policy benefits.

The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely continue to be irregular.

Excluding these large contracts, net premiums earned in life and annuity reinsurance increased in 2004 compared with 2003 and 2003 compared with 2002 as the Company expanded its life and annuity reinsurance operations in Europe combined with additional regular premium term assurance contracts written in 2003 which generated further premiums written in 2004.

Acquisition costs, operating expenses and net investment income have increased in line with the expansion of this business. Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related future policy benefit reserves is included in claims and policy benefits.

Financial Products and Services

Financial Products and Services – Financial Operations

The following table summarizes the underwriting results for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Gross premiums written	$276,079	(12.1)%	$313,916	57.0%	$199,913
Net premiums written	255,524	(14.6)%	299,240	68.3%	177,794
Net premiums earned	$161,285	15.5%	$139,622	106.1%	$ 67,745
Fee income and other	2,787	40.1%	1,990	(71.7)%	7,043
Net losses and loss expenses	73,055	116.5%	33,750	NM	(1,732)
Acquisition costs	18,670	(2.1)%	19,066	97.7%	9,644
Operating expenses	73,955	47.5%	50,147	16.4%	43,068
Foreign exchange (gains) losses	(482)	NM	–	NM	8

Underwriting profit (loss)	$ (1,126)	NM	$ 38,649	62.4%	$ 23,800
Investment income – financial guarantee	40,780	75.2%	23,273	(10.4)%	25,962
Net realized and unrealized gains on weather and energy derivative instruments	1,997	81.1%	1,103	(93.3)%	16,607
Operating expenses – weather and energy	25,020	14.6%	21,837	46.8%	14,875
Equity in net income of financial affiliates	12,622	(66.0)%	37,108	NM	5,166
Minority interest	8,708	(23.8)%	11,424	9.6%	10,424
Net realized and unrealized gains (losses) on credit derivatives (1)	52,897	NM	(25,787)	(44.1)%	(46,137)

Net contribution from financial operations	$ 73,442	78.8%	$ 41,085	NM	$ 99

(1)	In 2003, the Company reclassified all credit derivatives from the general operations insurance segment into the financial products and services segment. Prior period information has been reclassified to conform to current year presentation. There was no net income impact of this change in presentation.

Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. Decreases in gross and net premiums written of 12.1% and 14.6%, respectively, in the year ended December 31, 2004, as compared to the same period in 2003, were primarily due to the combination of conscious underwriting discipline during generally weaker market conditions and a smaller amount of large upfront premium contracts written. Market conditions are being driven by credit spread compression, higher interest rates, increased competition and reduced public financing. Gross and net premiums written increased in 2003 compared to 2002 reflecting an increase in the volume of insured debt obligations, enhanced market penetration by the Company’s financial guaranty platform, and expansion of the platform into the public finance market.

Net premiums earned also primarily relate to the financial guaranty line of business. Premiums written on such business are earned over the life of the insured debt obligations based on par amount of risk outstanding. Accordingly, as the in force business grows, so will the level of premiums earned from period to period. The increase in net premiums earned in 2004, as compared to the prior year, is primarily due to growth in the financial guaranty in force book of business, in conjunction with the acceleration of $23.3 million in premium earnings associated with an insured project financing structure on which a full limit loss was recognized during the year (see discussion below regarding “Net losses and expenses” for further details). This increase was partially offset by the impact in earned premiums in 2003 related to the refunding of certain insured structures and certain short term contract enhancements not repeated in 2004. The increase in net premiums earned in 2003 as compared to 2002 was primarily due the growth in the financial guaranty in force book of business Premiums earned do not include premiums from the issuance of credit default swaps, which are derivative contracts. Such contracts are reported at fair value and changes therein are included in “Net realized and unrealized gains (losses) on credit derivatives” (see discussion below regarding “Net realized and unrealized gains (losses) on credit derivatives” for further details).

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. Net losses and loss expenses in 2004 increased by 116.5% compared to 2003. The increase was primarily the result of a provision for losses of approximately $41.7 million, representing the present value of a $50.0 million loss relating to the subordinate layer of an insured project financing structure, as well as a net increase in reserves resulting from the growth in the financial guaranty in force business. Management continues to monitor its loss exposures and will revise its loss estimates as necessary, as additional information becomes available.

The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. In 2002, the Company refined its assumptions to take into account its actual historical loss experience and revised its estimated claim reporting pattern. The Company uses this expected loss reporting pattern, combined with changes in known losses, to determine the prior year development amount. Using the new methodology developed in 2002, actual reported loss development was less than expected in 2004 and 2003, resulting in a release of prior period reserves of $10.5 million and $15 million. In 2002, reported losses for this business were also less than expected and the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years of $13 million.

In the year ended December 31, 2004 acquisition costs decreased compared with the prior year reflecting a change in the average life of the financial guaranty in force book of business over which such costs are expensed. Acquisition costs increased in 2003 as compared to 2002 in line with the growth of the business.

Operating expenses increased in 2004 as compared to 2003, and in 2003 as compared to 2002, due to the investment in segment infrastructure over the last year as well as an increase in the allocation of certain corporate expenses.

Net investment income related to the financial guaranty business increased in 2004, as compared to 2003, due to the larger investment portfolio created by growth in premium receipts and a $100.0 million capital infusion to this business in the fourth quarter of 2003. Net investment income related to the financial guaranty business decreased in 2003, as compared to 2002, due primarily to a decline in general market interest rates.

The net realized and unrealized positions on weather and energy risk management derivative instruments resulted in a small gain for the years ended December 31, 2004 and 2003. The gain in 2004 was the result of gains in the weather portfolio due to warm temperatures late in the year, partially offset by losses due to higher than expected temperature volatility in the first half of the year and costs associated with exiting natural gas positions. During 2004 the positions and activities in the gas area were significantly reduced, those in the weather area have been increased slightly, and new contingent risk products were introduced.

Net income from financial affiliates decreased in 2004, as compared to 2003, due primarily to the Company’s investment in Primus Guaranty Ltd. Primus specializes in providing credit risk protection through credit derivatives. Primus had a mark-to-market adjustment in the year which was less favorable than that recorded in the 2003. This decrease was partially offset by income from the sale of a portion of the Company’s investment in Primus, in connection with its Initial Public Offering. Net income from financial affiliates increased in 2003, as compared to 2002, due primarily to increased earnings from the Company’s investment in Primus. These increased earnings were due to a significant narrowing of credit spreads in the second and third quarters of 2003 relative to spreads when the protection was originally sold.

The decrease in minority interest in 2004, as compared to 2003, reflects the fact that the minority interest holder’s return on investment is contractually capped. The minority interest relates to an equity position in XL Financial Assurance Ltd., which is held by a third party. The increase in minority interest in 2003, as compared to 2002 was due to an increase in the profitability of XL Financial Assurance Ltd.

The Company’s credit derivative transactions relate primarily to financial guaranty coverage that is written in swap form and pertain to tranches of collateralized debt obligations and asset backed securities. The net realized and unrealized gains during the year ended December 31, 2004 relate to the fair value adjustments for transactions written in derivative form, as well as the premiums earned associated with these transactions. These gains, which were mainly unrealized, related to the improvement of credit quality for certain credit pools and were partially offset by several individual credit events in the year. During 2003 and 2002, the opposite conditions existed and the fair value change was negative. The Company continues to monitor its credit exposures and adjust the fair value of these derivatives as required.

Financial Products and Services – Life and Annuity Operations

The following table summarizes the net income from life and annuity operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Gross premiums written	$94,597	(0.5)%	$95,062	37.6%	$69,094
Net premiums written	94,713	12.9%	83,883	91.6%	43,779
Net premiums earned	$94,713	12.9%	$83,883	96.9%	$42,605
Fee income and other	585	137.8%	246	NM	–
Claims and policy benefits	96,418	41.3%	68,231	64.5%	41,475
Acquisition costs	20,981	20.2%	17,450	NM	–
Operating expenses	10,376	31.9%	7,866	NM	404
Net investment income	88,090	NM	28,616	NM	–
Interest expense	54,454	NM	12,168	NM	–

Net income	$ 1,159	(83.5)%	$ 7,030	NM	$ 726

Gross and net premiums earned, claims and policy benefit reserves and acquisition costs relate to certain blocks of U.S based term life mortality reinsurance business written that were novated to the Company from an insurance affiliate in December 2002. During the quarter ended September 30, 2003, the Company exercised its right and terminated a retrocession agreement of certain of these exposures which led to the significant increase in net premiums earned and claims and policy benefits in 2004 compared to 2003. In 2004, approximately $7.0 million in additional claims and policy benefit reserves were recorded related to this block of business due to adverse claim experience.

Net investment income and interest expense relate to municipal reinvestment contracts and funding agreement transactions. The increase in investment income and the related interest expense were due to the initiation of the fund-

ing agreements in the second quarter of 2003 combined with increases in the average balances outstanding related to the book of municipal reinvestment contracts. The balances outstanding for funding agreements and municipal reinvestment contracts increased from $0.6 billion and $1.5 billion, respectively, as at December 31, 2003 to $1.1 billion and $2.6 billion, respectively, as at December 31, 2004.

Investment Activities

The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives for each of the three years ended December 31, 2004.

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Net investment income – general operations	$661,535	12.4%	$588,428	(4.6)%	$617,122
Net income from investment affiliates (1)	124,008	4.0%	119,200	120.2%	54,143
Net realized gains (losses) on investments	246,547	105.1%	120,195	NM	(214,160)
Net realized and unrealized gains (losses) on investment derivative instruments (2)	23,125	NM	(2,858)	NM	(22,231)

(1)	Net income from investment affiliates in 2004 reflects the twelve months to November 30, 2004, as compared to the eleven months ended November 30, 2003 in 2003 and the twelve months ended December 31, 2002 in 2002. The Company records the investment affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.
(2)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 14 to the Consolidated Financial Statements.

Net investment income related to general operations increased in 2004 as compared to 2003 primarily due to growth in the investment base, as well as moderate increases in the yield of the portfolio.

The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $29.9 billion at December 31, 2004 as compared to $23.1 billion at December 31, 2003. This increase of $6.8 billion includes (i) cash flow from operations of $4.4 billion and (ii) cash flow of $1.5 billion from spread product transactions. The annualized effective yield of the total investment portfolio was 3.8% for 2004 as compared to 3.5% for 2003, a 0.3% increase. The increase in the effective yield of the total investment portfolio was primarily due to general interest rate increases in the U.S., and the growth in assets invested in non-U.S. markets, particularly the United Kingdom, where investment grade yields are generally higher than in the U.S.

Net investment income related to general operations decreased in 2003 as compared to 2002 primarily due to the market decline in yields and the shorter duration of the investment portfolio, partially offset by growth in the investment base.

The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $23.1 billion at December 31, 2003 as compared to $18.1 billion at December 31, 2002. This increase of $5.0 billion includes (i) cash flow from operations of $3.4 billion and (ii) cash flow of $1.5 billion from spread product transactions. The annualized effective yield of the total investment portfolio was 3.5% for 2003 as compared to 4.3% for 2002, a 0.8% decrease.

It is expected that net investment income in 2005 will increase due to projected increases in investments resulting from expected positive operating cash flow and growth in structured and spread balances, as well as anticipated increases in market yields on reinvestment of existing assets and investment of new cash flows. However, actual market changes in interest rates could offset or supplement the effects of cash flow. See further discussion in “Liquidity and Capital Resources.”

Net income from investment affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles. Net income from investment affiliates increased in 2004 as compared to 2003 primarily due to an increase in the size of the alternative investment portfolio. Net income from investment affiliates increased significantly in 2003 as compared to 2002 due mainly to the strong performance of certain of the Company’s investment funds, particularly in the second and fourth quarters of 2003 as compared to lower overall returns on these funds in 2002. In addition, as noted above, income on the alternative investment portfolio was for an eleven month period in 2003 as compared to a twelve months period in 2002.

Investment Performance

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. However, the risk asset portfolios managed by the Company may be compared to appropriate market indices. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for each of the two years ended December 31, 2004 and 2003 of the general account asset/liability portfolio, structured and spread product portfolio and risk asset portfolios.

	2004	2003
	(1)	(1)

General Account Asset/Liability Portfolio
USD fixed income portfolio	3.5%	10.0%
Non USD fixed income portfolio	10.0%	15.2%
Structured and Spread Product Portfolio
USD fixed income portfolio	4.8%	5.3%
Non USD fixed income portfolio	9.1%	7.4%
Risk Asset Portfolio
Alternative portfolio (2)	8.2%	8.6%
Equity portfolio	18.0%	41.1%
High-Yield fixed income portfolio	6.9%	25.6%

(1)	Portfolio returns are calculated by dividing the sum of the net investment income, realized gains (loss) and unrealized gains, (loss) by the daily weighted average market value of each portfolio.
(2)	Performance on the alternative portolio in 2004 reflects the 12 months to November 30, 2004, as compared to the 11 months ended November 30, 2003 in 2003.

Net realized gains and losses on investments and other than temporary declines in the value of investments

The Company’s investment portfolio is classified as available for sale. Realized investment gains and losses occur through the normal turnover of the Company’s investment portfolio. Realized investment losses include impairment charges relating to declines in value of securities that are considered to be other than temporary. See “– Critical Accounting Policies and Estimates” for further information.

In 2004, net realized gains on investments were $246.5 million which includes $265.9 million of gross realized losses on fixed income and $48.8 million of gross realized losses on equity securities. Gross realized losses in 2004 included $6.4 million of provisions for declines in fair value considered to be other than temporary. In the United States there was a general reduction in the level of corporate defaults. For example, Moody’s Investor Service (“Moody’s”) reported that 57 issuers defaulted in 2004 as compared with 77 issuers in 2003 and 141 issuers in 2002. The Company’s exposure to these defaults was even more limited in 2004 resulting in a significant reduction in the write down for other than temporary declines. Of the write-downs in 2004, 50% related to credit impairments within the airlines industry. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was negligible in 2004 as compared with 0.6% in 2003 and 1.6% in 2002.

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

The significant circumstances that contributed to the realized losses in 2002 included the high level of distress and default in the telecommunications sector, the Enron Corp. bankruptcy and a general rise in corporate defaults across other sectors in response to the general economic decline in the United States and elsewhere.

With respect to those investment securities that were sold at a loss during the year ended December 31, 2004 the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position	Fixed Income	Equity
(U.S. dollars in thousands)	Securities	Securities

Less than 6 months	$220,127	$37,893
At least 6 months but less than 12 months	22,686	5,688
At least 12 months but less than 2 years	11,877	3,342
At least 2 years	7,020	–

Total gross realized loss from sales	261,710	46,923
Impairment charges for declines in value considered to be
other than temporary	4,144	1,870

Total gross realized loss	$265,854	$48,793

With respect to those securities that were sold at a loss during the year ended December 31, 2003 the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position	Fixed Income	Equity
(U.S. dollars in thousands)	Securities	Securities

Less than 6 months	$242,220	$ 94,151
At least 6 months but less than 12 months	13,347	9,502
At least 12 months but less than 2 years	20,614	4,444
At least 2 years	245	253

Total gross realized loss from sales	276,426	108,350
Impairment charges for declines in value considered to be
other than temporary	68,405	54,206

Total gross realized loss	$344,831	$162,556

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors as discussed under “Critical Accounting Policies and Estimates.”

During the year ended December 31, 2004, the Company realized losses of $18.9 million and $3.3 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2003, the Company realized losses of $20.9 million and $4.7 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2002, the Company realized a loss of $38.4 million and $7.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (these decisions were independent of the Company’s previously stated intent and ability to hold such securities).

Net realized and unrealized gains on investment derivatives result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” and “–Liquidity and Capital Resources” for a more detailed analysis.

Unrealized losses on investments

At December 31, 2004, there were $119.7 million of gross unrealized losses on fixed-income and short-term investments, and $7.2 million of gross unrealized losses on equity securities. At December 31, 2003, there were $120.0 million of gross unrealized losses on fixed income and short-term investments, and $6.2 million of gross unrealized losses on equity securities. These losses include securities below investment grade as discussed below.

The information shown below about the unrealized losses on the Company’s investments at December 31, 2004 concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of the length of each of those investment securities at December 31, 2004 and 2003 had been in a continual unrealized loss position:

		Amount of	Amount of
Type of Securities	Length of time in a continual	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	unrealized loss position	December 31, 2004	December 31, 2003

Fixed Income and Short-Term	Less than six months	$ 43,383	$ 32,514
	At least 6 months but less than 12 months	46,613	82,647
	At least 12 months but less than 2 years	29,453	4,355
	At least 2 years but less than 3 years	217	517
	At least 3 years but less than 4 years	–	23

	Total	$119,666	$120,056

Equities	Less than six months	$ 3,067	$ 4,830
	At least 6 months but less than 12 months	2,287	911
	At least 12 months but less than 2 years	1,862	440
	At least 2 years but less than 3 years	–	49

	Total	$ 7,216	$ 6,230

At December 31, 2004, the total gross unrealized losses represented approximately 5,100 fixed income securities out of a total of approximately 15,300, and approximately 200 equity securities out of a total of approximately 1,600. At December 31, 2003, the total gross unrealized losses represented approximately 3,400 fixed income securities out of a total of approximately 14,300 and approximately 300 equity securities out of a total of approximately 1,800.

As discussed under Item 1, “Investments - Investment Structure and Strategy,” the Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These securities are more sensitive to credit risk than investment grade securities. At December 31, 2004, approximately 4.6% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 5.8% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2004, related to securities that were below investment grade or not rated. At December 31, 2003, approximately 5.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 8.8% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2003 related to securities that were below investment grade or not rated.

The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated.

	Amount of	Amount of
Length of time in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2004	December 31, 2003

Less than six months	$4,768	$ 756
At least 6 months but less than 12 months	1,764	5,722
At least 12 months but less than 2 years	358	1,447
At least 2 years but less than 3 years	106	517

Total	$6,996	$8,442

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2004 of $119.7 million, approximately $45.2 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 43.8% of the losses were in the financial sector, 11.0% in the communications sector, 8.4% in the utilities sector, 8.2% in the consumer, non-cyclical sector and 7.1% in the consumer cyclical sector. No other sector was greater than 5%. The largest individual unrealized loss in the fixed income portfolio was $4.9 million. Approximately 20 equity securities held by the Company with total unrealized losses of approximately $2.0 million at December 31, 2004 were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $1.0 million.

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2003 of $120.0 million, approximately $61.2 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 36.9% of the losses were in the financial sector, 16.6% in asset backed securities, 10.1% in the communications sector, 8.1% in the utilities sector, 7.2% in the consumer non-cyclical sector, 5.7% in the basic materials sector, and 5.0% in the consumer cyclical sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $8.7 million. All other individual fixed income security unrealized losses were less than $5.0 million Approximately 29 equity securities held by the Company with total unrealized losses of approximately $0.5 million at December 31, 2003 were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $0.2 million.

At December 31, 2004 and 2003, the following was the maturity profile of the fixed income securities (excluding short term) that were in a gross unrealized loss position:

Maturity profile in years of fixed income	Amount of	Amount of
securities in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2004	December 31, 2003

At least 1 year but less than 5 years remaining	$ 35,880	$ 19,867
At least 5 years but less than 10 years remaining	19,220	33,722
More than 10 years but less than 20 years remaining	11,908	22,742
At least 20 years or more remaining	6,665	20,776
Mortgage and asset backed securities	41,176	21,656

Total	$114,849	$118,763

Other Revenues and Expenses

The following table sets forth other revenues and expenses of the general operations of the Company for each of the three years ended December 31, 2004:

		% Change		% Change
(U.S. dollars in thousands)	2004	04 vs 03	2003	03 vs 02	2002

Net income from operating affiliates	147,357	NM	8,923	(16.0)%	10,623
Amortization of intangible assets	15,827	NM	4,637	(25.1)%	6,187
Corporate operating expenses	196,649	35.5%	145,085	21.4%	119,515
Interest expense	204,627	9.3%	187,239	11.4%	168,086
Minority interest	(321)	(85.1)%	(2,160)	NM	2,947
Income tax expense	84,526	NM	30,049	32.7%	22,647

In 2004, the increase in net income from operating affiliates included strong performance by the Company’s investment management affiliates combined with income of $66.7 million on the sale of the Company’s investment in the Admiral Group Ltd. and $35.4 million of income from the sale of the Company’s stake in Pareto Partners and its affiliated companies, as well as strong growth in assets managed by these minority-owned managers. In 2003, net income from investment manager affiliates increased due to growth in assets managed by these minority-owned managers.

Net income from operating affiliates in 2003 included an other than temporary decline of $40.9 million in the value of the Company’s investment in ANR. The investment was written down to its fair value of $2.2 million at March 31, 2003.

Net income from operating affiliates in 2002 also included a loss of approximately $22.7 million relating to ANR. This loss included a write down of the goodwill component of the Company’s investment of $13.3 million in the fourth quarter of 2002 due to a significant decline in the book value of ANR.

Amortization of intangible assets increased in 2004 as compared to 2003 due primarily to the acquisition of a book of business related to XL Re Europe at the end of 2003. Amortization of intangible assets decreased in 2003 as compared to 2002 due primarily to a reduction in the expense related to intangible assets related to the acquisition of XL Re Europe.

Corporate operating expenses in 2004 increased 36.0% compared to 2003 due to the continued build out of the Company’s global infrastructure and personnel in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act, and adverse foreign exchange impacts. Corporate operating expenses increased 21.4% in 2003 compared to 2002 due primarily to the continued build-out of the Company’s global infrastructure in developing a network of shared service organizations to support operations in certain locations, new costs related to the Company’s global branding campaign and $5.6 million of stock option expenses associated with the adoption of FAS 123 as amended by FAS 148. See Item 8 Note 2 to the Consolidated Financial Statements for more information.

Interest expense includes costs related to the Company’s debt and collateral facilities as well as deposit liability accretion. In 2004, interest expense has increased primarily as a result of the additional interest related to the senior notes issued in March, August and November of 2004, partially offset by the reduced interest as a result of the redemption of the Liquid Yield Option Notes (“LYONs”) and Zero Coupon Convertible Debentures (“CARZ”) during the year. In 2003, interest expense for debt and collateral facilities was $94.3 million as compared to $102.2 million in 2002. This decrease was due to the inclusion of amortization of debt issuance expenses in 2002 related to the issue of the CARZ and the LYONs. See “Liquidity and Capital Resources” for more information. In 2003, interest expense related to the accretion of deposit liabilities was $92.9 million as compared to $65.9 million due to new deposit liability contracts written in 2003.

The change in the Company’s income taxes in each of the three years ended December 31, 2004 principally reflects the effects of changes in the profitability of the U.S. operations for each year. The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and, under current projections, the Company anticipates using this asset by 2007. The Company’s net deferred tax asset at December 31, 2004 was $288.6 million, which consists primarily of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 23 to the Consolidated Financial Statements.

Investments

The primary objective of the investment strategy is to support the liabilities arising from the operations of the Company, generate stable investment income and to build book value for the Company over the longer term. The strategy strives to maximize investment returns while taking into account market and credit risk. The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance.

At December 31, 2004 and 2003, total investments and cash and cash equivalents were $32.1 billion and $25.1 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2004 and 2003:

	Market Value	Percent of	Market Value	Percent of
(U.S. dollars in thousands)	2004	Total	2003	Total

Cash and cash equivalents	$ 2,304,303	7.2%	$ 2,829,627	11.2%
Net payable for investments purchased	(273,535)	(0.9)%	(523,077)	(2.1)%
Fixed maturities
U.S. Government and Government agency	$ 4,112,075	12.7%	$ 2,267,154	9.0%
Corporate	11,349,847	35.4%	10,336,912	41.1%
Mortgage and asset-backed securities	6,928,558	21.6%	3,707,910	14.8%
U.S. States and political subdivisions
of the States	63,056	0.2%	38,722	0.2%
Non-U.S. Sovereign Government	2,646,658	8.3%	3,143,658	12.5%

Total fixed maturities	$25,100,194	78.2%	$19,494,356	77.6%
Short-term investments	1,760,714	5.5%	697,450	2.8%
Total equity securities	962,920	3.0%	583,450	2.3%
Investments in affiliates	1,936,852	6.0%	1,903,341	7.6%
Other investments	305,160	1.0%	142,567	0.6%

Total investments and cash and
cash equivalents	$32,096,608	100%	$25,127,714	100%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At December 31, 2004 and 2003, the average credit quality of the Company’s total fixed income portfolio was “AA.” Approximately 58% of the fixed income portfolio was rated AAA by one or more of the principal ratings agencies. Approximately 4.6% was below investment grade or not rated.

Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses include reserves on the Company’s general and financial operations and relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $19.6 billion at December 31, 2004 which is an increase of $3.0 billion from December 31, 2003. The increase was due primarily to new business earned in the year, together with an increase in reserves for net adverse development in 2004 of $1.6 billion of prior period loss reserves principally related to the book of business purchased from Winterthur Swiss Insurance Company in 2001 which is covered by the SPA. See Item 8, Note 5(b) to the Consolidated Financial Statements for further discussion.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the year ended December 31, 2004:

	Gross unpaid	Unpaid losses and	Net unpaid losses
	losses and loss	loss expenses	and loss
(U.S. dollars in thousands)	expenses	recoverable	expenses

Balance at December 31, 2003	$16,558,788	$5,776,410	$10,782,378
Losses and loss expenses incurred	7,830,132	2,966,193	4,863,940
Losses and loss expenses paid/recovered	4,926,421	1,851,932	3,074,489
Other (including foreign exchange revaluation)	136,032	(173,737)	309,768

Balance at December 31, 2004	$19,598,531	$6,716,934	$12,881,597

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See Item 1, “Unpaid Losses and Loss Expenses.” “Critical Accounting Policies and Estimates” and Item 8, Note 9 to the Consolidated Financial Statements for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to the Company’s insureds. Accordingly, the losses and loss expense reserves on the balance sheet represent the Company’s total unpaid gross losses. Unpaid losses and loss expense recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

Unpaid losses and loss expense recoverables were $6.7 billion and $5.8 billion at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, reinsurance balances receivable were $1.1 billion and $1.4 billion respectively. The table below presents the Company’s net reinsurance recoverable at December 31, 2004 and 2003.

	December 31,	December 31,
(U.S. dollars in thousands)	2004	2003

Reinsurance balances receivable	$ 1,097,709	$ 1,369,331
Bad debt reserve on reinsurance balances receivable	(1,970)	(9,845)
Reinsurance recoverable on future policy benefits	23,585	3,587
Reinsurance recoverable on unpaid losses and loss expenses recoverable	6,995,643	5,883,970
Bad debt reserve on unpaid losses and loss expenses - recoverable	(278,709)	(107,560)

Net paid and unpaid losses and loss expenses recoverable and
reinsurance balances receivable	$ 7,836,258	$ 7,139,483

The Company has credit risk should any of its reinsurers be unable to settle amounts due. Of the $78 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2004, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.6 billion at December 31, 2004, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2004 and 2003, the Company had a reserve for potential non-recoveries from reinsurers of $278.7 million and $107.6 million, respectively.

Included in unpaid loss and loss expenses recoverable at December 31, 2004 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements in the sale and purchase agreement, as amended (“SPA”) relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In the process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be, in each case, the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541 million in aggregate. Approximately $855 million of the total $909 million dollar difference between the Seller and the Company relates to seasoned losses, the remainder relates to premium seasoning At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are $2.0 billion in the aggregate as of December 31, 2004. There are two levels of protection from the Seller for these balances:

1. At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within Other liabilities on the Company’s balance sheet at December 31, 2004 and amounted to approximately $281 million at that date.

2. Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

At December 31, 2004, certain reinsurers responsible for some portions of the reinsurance of the acquired Winterthur Business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)     A submission of the Seller is closer to the valuation developed by the independent actuary;

(ii)     There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what is reported in the Company’s December 31, 2004 financial statements;

(iii)     The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections; or

(iv)     Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

Excluding the recoverable from the Seller described above, approximately 69% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2004 were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2004 by reinsurers owing more than 3% of such total:

	Standard and
Name of reinsurer	Poor’s rating	% of total

Employers Reinsurance Corp.	A+/Watch Negative	8.4%
Lloyd’s Syndicates	A/Stable	6.7%
Munich Reinsurance Co.	A+/Stable	5.9%
Swiss Reinsurance Co.	AA/Negative	4.9%
Transatlantic Reinsurance Company	AA/Stable	3.0%

Liquidity and Capital Resources

As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend upon the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland, the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. See Item 8, Note 24 to the Consolidated Financial Statements for further discussion. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

Liquidity

Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows.

See Item 8 – “Consolidated Statement of Cash Flows.” There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

Cash Flow provided by Operations

Cash flow from operations is derived from two main sources:

1)     The receipt of investment income on the Company’s total investment portfolio; and

2)     The net receipt of premiums less claims and expenses related to its underwriting activities in general, life and financial operations.

Cash flow from operations was $4.4 billion in 2004 as compared to $3.4 billion in 2003. This increase in 2004 is due to an increase in the receipt of investment income in line with the growth of the investment portfolio together with an increase in net cash received from underwriting activities.

Net cash received from underwriting activities is comprised of receipt of premiums, minus payment of claims and operating and acquisition costs. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims on the other hand, especially for casualty business, may take a much longer time before they are reported and ultimately settled and this is why the Company establishes reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred as reported in the consolidated statement of income.

During 2004, 2003 and 2002, the total amounts of net losses paid for the general operations were $3.1 billion, $2.8 billion and $2.8 billion, respectively, whereas the amount of net losses incurred was $4.9 billion, $4.6 billion and $3.3 billion, respectively. The difference between net incurred and paid losses in 2004 is primarily due to adverse development in the insurance segment and the hurricane losses, many of which are not yet paid. The difference between net incurred and paid losses in 2003 is due primarily to the prior period adverse development on the Company’s North American casualty reinsurance book as described above, where the Company increased reserves by $877 million. The payout of the Company’s casualty reserves at December 31, 2004 could be as long as a thirty year period. Property claims are generally reported and settled within a much shorter period, usually up to three years. Cumulative net losses paid by the Company for the September 11 event at December 31, 2004 were $512 million, or approximately 66% of the total net incurred losses of $775 million.

Cash Flow used in Investing Activities

Generally, positive cash flow from operations and financing activities is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries. In 2004, in addition to purchases and sales of the Company’s total investment portfolio, the Company sold its interests in Admiral Group Ltd and Pareto Partners and its affiliated companies for $66.7 million and $45.1 million respectively.

In 2003, in addition to purchases and sales of the Company’s total investment portfolio, the Company had the following significant investment cash flows:

1)     In September 2003, the Company exercised its option and settled the related Euro liability to purchase the remaining 33% ownership of Le Mans Ré, now known as XL Re Europe, for approximately $161 million. See Item 8; Note 5(a) to the Consolidated Financial Statements for further information.

2)     In December 2003, the Company received $75.4 million relating to the settlement of the purchase price for Winterthur International. See Item 8; Note 5(b) to the Consolidated Financial Statements for further information.

3)     In July 2003, the Company acquired new offices in London for its London headquarters. The acquisition was by a purchase, sale and leaseback transaction resulting in net cash received of $45.3 million, which was recorded as a deferred liability at December 31, 2003. The Company also recorded a capitalized lease asset and liability of approximately $150.0 million related to this transaction and there were no significant capital expenditures for leasehold improvements during 2003.

Cash Flow provided by Financing Activities

Cash flows related to financing activities include the payment of dividends, share related transactions, the issue or repayment of debt and deposit liability transactions. In 2004 and 2003, the Company received $1.5 billion and $1.5 billion of net cash relating to new deposit liability contracts. In 2004, dividends were $270.5 million for ordinary shares and $40.3 million for preferred shares.

In connection with the acquisition of Winterthur International, a limited recourse receivables financing facility previously available to these operations from the Seller was made available to the Company. The balance outstanding at December 31, 2004 and 2003 was approximately $ 281.0 million and $223.0 million, respectively, and is included in Other Liabilities in the Consolidated Balance Sheet.

In addition, in 2004 and 2003 the Company executed a number of debt and equity transactions which affect the cash flow from financing activities described below in Capital Resources.

Capital Resources

In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.     debt,

b.     preference shares, and,

c.     contingent capital,

d.     letters of credit facilities and other sources of collateral

In particular, the Company requires, among other things:

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

Certain of the Company’s credit facilities will expire in 2005. The following risks are associated with the Company’s requirement to renew these facilities during 2005:

•	The credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield.

•	The volume of business that the Company’s non-admitted subsidiaries are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate amount.

Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal.

a) Debt

At December 31, 2004, banks and investors provided the Company and its subsidiaries with $3.4 billion of debt capacity, of which $2.7 billion was utilized by the Company. These facilities consist of:

•	Revolving credit facilities (“revolvers”) of $660 million in aggregate. These revolvers (and their predecessor facilities) were not utilized during 2004 or 2003. The revolvers are components of a $2.0 billion 3-year facility, a $1 billion 364-day facility, and a $100 million 364-day facility. At December 31, 2003, the Company had a single $2.5 billion 364-day facility. These facilities are provided on an unsecured basis by a syndicate of banks (the $2.0 billion and $1.0 billion facilities) or on a bilateral basis in the case of the $100 million facility. The revolvers can be utilized to provide cash at any time until the facilities expire. The Company anticipates that the 364-day facilities will be renewed for a further year in 2005, however, the size of the facilities and the price terms will depend on market conditions in the period leading up to the renewal.

•	Senior Unsecured Notes of approximately $2.7 billion. These notes require the Company to pay a fixed rate of interest during their lives. There are six outstanding issues of senior unsecured notes:

•	$100 million senior notes due November 2005 with a fixed coupon of 7.15%. The security is publicly traded.

•	$255 million senior notes due April 2011 with a fixed coupon of 6.58%. This transaction was privately placed. The security is not traded on a public exchange.

•	$600 million senior notes due January 2012 with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

•	$600 million senior notes due September 2014 with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

•	$350 million senior notes due November 2024 with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.000% and gross proceeds were $350 million. Related expenses of the offering amounted to $2 million.

•	$825 million of senior notes due May 2009 with a fixed coupon of 2.53%. These securities are a component of Equity Security Units (“Units”) that are publicly traded. In addition to the coupon paid on the senior notes, contract adjustment payments of 3.97% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 6.50% per annum. The purchase contracts mature in 2007, and the senior notes mature in 2009. In May 2007, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligations under the purchase contract.

The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2004:

				Payments Due by Period

Notes Payable and Debt			Year of	Less than	1 to 3	4 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day and 3-year revolvers	$ 660,000	$ –	2005/7	$ –	$ –	$ –	$ –
7.15% Senior Notes	100,000	100,000	2005	–	100,000	–	–
2.53% Senior Notes	825,000	825,000	2009	–	–	825,000	–
6.58% Guaranteed Senior Notes	255,000	255,000	2011	–	–	–	255,000
6.50% Guaranteed Senior Notes	597,761	597,761	2012	–	–	–	600,000
5.25% Senior Notes	593,670	593,670	2014	–	–	–	600,000
6.375% Senior Notes	350,000	350,000	2024	–	–	–	350,000

Total	$3,381,431	$2,721,431		$ –	$100,000	$825,000	$1,805,000

“Commitment” and “In Use” data represent December 31, 2004 accreted values. “After 5 years” data represent ultimate redemption values.

b) Preferred shares

In 2002, the Company issued preferred shares as follows:

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

c) Contingent Capital

In addition to funded debt transactions, the Company and a majority-owned subsidiary, (XL Financial Assurance Ltd. (“XLFA”)) have entered into contingent capital transactions. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares.

On December 10, 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B Preferred Shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $111.9 million was transferred from “Additional paid in capital” to a deferred liability which was established (included with “Other liabilities”) in the consolidated balance sheet at December 31, 2003. The Company amortizes this liability that resulted in an interest expense of approximately $3.5 million in 2004 and $2.0 million in 2003.

d) Letter of Credit Facilities and other sources of collateral

At December 31, 2004, the Company had eight letter of credit facilities in place with total availability of $4.4 billion, of which $3.0 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments			Year of	Less than	1 to 3	4 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

7 Letter of credit facilities (1)	$2,371,167	$1,141,192	2005	$2,371,167	$ –	$ –	$ –
1 Letter of credit facility (1)	$2,000,000	$1,850,484	2007	$ –	$2,000,000	$ –	$ –

8	$4,371,167	$2,991,676		$2,371,167	$2,000,000	$ –	$ –

(1)	Of the total letter of credit facilities above, $660 million is also included in the revolvers under notes payable and debt

The facilities are provided on a syndicated and bilateral basis from commercial banks and are scheduled for renewal during 2005 and 2007.

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

The following letter of credit facilities were originated or renewed during 2004:

•	During 2004, the Company renewed a $200 million unsecured bilateral letter of credit facility that was fully utilized throughout 2004 and at December 31, 2004.

•	In September 2004, the Company created a new $100 million unsecured bilateral credit facility that was unutilized during 2004 and at December 31, 2004. Of the aggregate amount of $100 million, $60 million is available as revolving credit and up to $100 million is available in the form of letters of credit, with the combined total not to exceed $100 million.

•	In June 2004, the Company replaced its principal revolving credit and letter of credit facility that had amounted to $2.5 billion with two facilities – one $2.0 billion facility with a tenor of 3 years and a $1.0 billion facility with a tenor of 364 days. Of the aggregate amount of $3.0 billion, $600 million is available as revolving credit and up to $3.0 billion is available in the form of letters of credit, with the combined total not to exceed $3.0 billion. As at December 31, 2004 approximately $1.9 billion of the 3-year facility was in use in the form of letters of credit while the 364-day facility was unutilized at that date.

•	In November 2004, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was increased in size from £400 million at December 31, 2003, to £450 million (approximately $863 million) at December 31, 2004.

In addition to the letter of credit facilities described above, the Company has the following facility:

•	$500 million commercial paper-based facility. In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an inter-company quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2008, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet.

Cross-Default and Other Provisions in Debt Documents

The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness, including the Credit Facilities discussed above (collectively, the “Company’s Debt Documents”), contain cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its AAA financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

Under the Company’s credit facilities and ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least A from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its AAA financial guaranty companies) fail to maintain a rating of at least A from S&P, an event of default would occur.

The 6.5% Guaranteed Senior Notes indentures contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under the Guaranteed Senior Notes indentures. Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below A. The facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

See Item 8, Note 13 to the Consolidated Financial Statements for further information.

Long Term Contractual Obligations

The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2004, due by period. This table excludes further commitments of $49.1 million to the Company’s investment managers, related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments and letter of credit facilities of $3.5 billion. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements set forth in the Company’s Form 10-K for the year ended December 31, 2003 for further information.

Contractual Obligations		Less than	1 to	3 to	More than
(U.S. dollars in thousands)	Total	1 year	3 years	5 years	5 years

Long-term debt obligations	$ 2,730,000	$ –	$ 100,000	$ 825,000	$ 1,805,000
Interest in long term debt	1,226,853	136,720	260,928	247,883	581,322
Contingent capital facilities	104,550	12,300	24,600	24,600	43,050
Equity Units	81,882	32,753	49,129	–	–
Capital lease obligations	369,500	11,747	24,381	25,616	307,756
Operating lease obligations	258,217	33,925	60,614	47,028	116,650
Deposit liabilities (1)	7,787,028	1,050,998	2,443,650	968,100	3,324,280
Future policy benefits (3)	7,858,210	546,053	630,956	640,000	6,041,201
Unpaid losses and loss expenses (2)	19,893,631	6,535,077	6,648,085	2,783,864	3,926,605

Total	$40,309,871	$8,359,573	$10,242,343	$5,562,091	$16,145,864

(1)	Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2004 amounted to $5,725,590. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 11 to the Consolidated Financial Statements for further information.
(2)	The unpaid loss and loss expenses amounted to $19,598,531 on the Company’s Consolidated Balance Sheet at December 31, 2004. The timing and amounts of actual claims payments related to these reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio. For information regarding the cash and investments available to pay claims related to these liabilities.

(3)	Future policy benefit reserves on life and annuity business amounted to $4,547,688 on the Company’s Consolidated Balance Sheet at December 31, 2004. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(4)	Contingent capital facilities related payments include an estimate at the payments due under the past option agreement of $200 per month. Actual payments depend on the return on certain assets and LIBOR.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in collateralized debt obligations (“CDOs”), and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

In 2003, the Company entered into an aggregate of $500.0 million of commercial paper-based credit facilities (the “Credit Facilities”). The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet. See also “Liquidity and Capital Resources” for more details regarding this off balance sheet collateral arrangement.

In December 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with the Asset Trust. The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA's non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The put option is recorded at fair value with changes in fair value recognized in earnings.

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

The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2004, the CDO had assets of $468.2 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its financial guaranties and investment in this variable interest entity was approximately $412.3 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected. The Company is not the primary beneficiary of this entity and therefore is not required to consolidate this entity.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Seller in connection with the Company’s acquisition of the Winterthur International operations; (ii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iii) the size of the Company’s claims relating to the hurricane and tsunami losses described herein may change due to the preliminary nature of some of the reports and estimates of loss and damage to date; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Assumptions (U.S. dollars in thousands)	% Change	Decrease in Fair Value

Interest rate	1% decrease	$1,779
Default rate	10% increase	$3,648
Recovery rate	10% decrease	$6,583

Weather and Energy Market Risk

The Company offers weather and contingent energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets or through the use of quota share or excess of loss arrangements.

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

The following table summarizes the movement in the fair value of contracts outstanding during the year ended December 31, 2004:

Unrealized gain
(U.S. dollars in thousands)	(loss)

Fair value of contracts outstanding, beginning of the year	$(11,490)
Option premiums received, net of premiums realized (1)	8,554
Reclassification of settled contracts to realized (2)	51,588
Other changes in fair value (3)	(41,433)

Fair value of contracts outstanding, end of year	$ 7,219

(1)	For the year ended December 31, 2004, the Company collected $34.9 million of paid premiums and realized $43.5 million of premiums on expired transactions for a net decrease in the balance sheet derivative liability of $8.6 million.
(2)	The Company paid $51.6 million to settle derivative positions during the year ended December 31, 2004, resulting in a reclassification of this amount from unrealized to realized and a reduction in the balance sheet derivative liability.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $41.4 million on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $43.5 million of premiums.

The change in fair value of contracts outstanding at December 31, 2004 as compared to the beginning of the year is primarily due to the settlement of negative fair value positions during the first half of the year.

The following table summarizes the maturity of contracts outstanding at December 31, 2004:

				Greater
Source of Fair Value	Less than			than 5	Total Fair
(U.S. dollars in thousands)	1 Year	1-3 Years	4-5 Years	Years	Value

Prices actively quoted	$ –	$ –	$ –	$ –	$ –
Prices based on models and other valuation methods	(2,502)	10,229	(508)	–	7,219

Total fair value of contracts outstanding	$(2,502)	$10,229	$(508)	$ –	$7,219

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

Value-At-Risk – Related to Weather and Energy Activities

A statistical technique known as Value-at-Risk (VaR) is one of the tools used by management to measure, monitor and review the market risk exposures of the Company’s weather risk, natural gas and electricity price risk management portfolios. The Company’s VaR is calculated at the 99% confidence level.

The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the year ended December 31, 2004, were $173.7 million, $126.5 million and $232.4 million, respectively. The corresponding levels for the weather risk management portfolio during the year ended December 31, 2003, were $137.7 million, $100.1 million and $178.4 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The

Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season.

For the natural gas portfolio, VaR is calculated using a one-day holding period. The Company’s average, low and high daily VaR amounts calculated at a 99% confidence level during the year ended December 31, 2004 were nil, nil and, $0.2 million, respectively. The corresponding amounts during the year ended December 31, 2003 were $2.0 million, $0.2 million and $2.9 million, respectively.

For electricity price risk management products, including electricity generation outage products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $17 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level during the year ended December 31, 2004, were $4.9 million, $2.6 million and $12.8 million, respectively. The corresponding levels during the year ended December 31, 2003 were $2.3 million, $0.8 million, and $5.3 million, respectively.

Since VaR statistics are estimates based on simulations of historical market data, VaR should not be viewed as an absolute, prognostic measurement gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

Credit Risk – Related to Weather and Energy Activities

The Company is exposed to credit risk, or the risk that counterparties to weather and contingent energy transactions will fail to perform their contractual obligations leading to possible losses. In order to control its risk exposures, the Company has implemented a credit risk control framework centered on a credit management process, credit policies and credit limits developed, enhanced and maintained by a credit officer and a credit committee comprised of senior management. All credit-sensitive transactions are reviewed and approved by the Company’s risk management personnel and/or credit committee and exposures are reviewed with respect to authorized credit limits before the Company enters into weather or contingent energy derivative transactions. To address counterparty risk concerns and to support credit exposures in certain cases, the Company may require that a counterparty provide a guaranty or a letter of credit or post margin or collateral. The Company monitors its credit exposures on a daily basis to ensure adherence to all policies and limits.

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

Through the structure of the Company’s investment portfolio, the Company’s earnings and book value are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g., changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g., changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g., changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings.

The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. These allocation decisions are made relative to the liability profile of the Company and the Company’s surplus. Further, individual security and issuer exposures are controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the external investment professionals. Additional constraints are generally agreed with the external investment professionals, which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing interest rate risk, foreign exchange risk, credit risk and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives is generally not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-at-Risk

Central to the Company’s market risk management framework is VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the investment portfolio’s underlying securities and investments valuations.

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

The VaR of the investment portfolio at December 31, 2004 was approximately $487.3 million. The VaR of all investment relative derivatives excluding investments in affiliates and other investments was $15.1 million at December 31, 2004.

In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2004, approximately $12.3 billion (39% of the Company’s investment portfolio at market value) used proxy time series data.

Approximately $8.7 billion related to various fixed income portfolios, $1.7 billion to alternative investments, $77.5 million to equity portfolios, ($26.2) million to derivatives, $1.6 billion to various cash portfolios and $205 million to private investments. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

The following two tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the total investment portfolio during 2004, based upon the VaR at quarter end dates. The two tables also include the Company’s VaR in percentage and dollar terms, respectively, for the total investment portfolio as at December 31, 2004. The Company’s investment portfolio VaR as at December 31, 2004 is not necessarily indicative of future VaR levels.

				At December 31,
	Average VaR	Minimum VaR	Maximum VaR	2004
	% VaR(1)	% VaR(1)	% VaR(1)	% VaR(1)

Fixed Income	1.86%	1.40%	2.21%	1.47%
Alternatives (2)	0.07%	0.05%	0.09%	0.08%
Equity	0.11%	0.09%	0.15%	0.09%
Private Investments	0.05%	0.04%	0.06%	0.04%
Derivatives	0.04%	0.03%	0.05%	0.05%
Cash Equivalents	0.04%	0.02%	0.08%	0.02%
Total Undiversified VaR (3)	2.17%	1.67%	2.61%	1.75%
Diversification VaR (4)	(0.21)%	NA	NA	(0.19)%
Total Investment Portfolio VaR (5)	1.96%	1.49%	2.36%	1.56%

NA – not applicable

				VaR as at
	Average VaR	Minimum VaR	Maximum VaR	December 31,
	during 2004	during 2004	during 2004	2004
(U.S. dollars in millions)	$VaR(6)	$VaR(6)	$VaR(6)	$VaR(6)

Total Investment Portfolio VaR (5)	540.0	457.1	609.5	487.3

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the total investment portfolio.
(2)	The majority of the Company’s alternative investment portfolio is accounted for as investments in affiliates. However, for purposes of monitoring and tracking the Company’s total investment market risk, the total alternative investment portfolio is included in these calculations.
(3)	Average Total Undiversified VaR for the year ended December 31, 2004 and Total Undiversified VaR at December 31, 2004 is the summation of the individual VaRs for each of the separate asset classes and, by construction, ignores any and all correlations between the different asset classes. The Total Undiversified VaR therefore ignores diversification benefits that exist in between these different asset classes. Maximum and Minimum Total Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate asset classes since the Maximum and Minimum VaRs for each of the asset classes and the Maximum and Minimum Total Undiversified VaR do not necessarily refer to the same point in time.
(4)	Diversification VaR equals the difference between the Total Investment Portfolio VaR and the Total Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the actual asset classes and the latter explicitly does not, the difference in the two VaR results is due to the ‘diversification benefits’. These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: allocations changes; changes in the correlations between the different asset classes; and changes in the general asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR for the six different asset class portfolios do not refer to the same point in time, and therefore it is not meaningful to calculate the Diversification VaR.
(5)	Total Investment Portfolio VaR is the Company’s investment portfolio VaR based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the individual asset classes are included in the investment portfolio.
(6)	Based on a 95% confidence level with a one month holding period, expressed in millions of U.S. Dollars.

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

The Company’s total undiversified VaR, which ignores any correlation and diversification benefits, at December 31, 2004 was 1.75% compared to a maximum of 2.61% and a minimum of 1.67% during 2004. The Company’s average diversification VaR during 2004 resulted in an average reduction of the Company’s total undiversified VaR of 0.21% and as at December 31, 2004 was 0.19%.

The Company’s total investment portfolio VaR was on average 1.96% during 2004 and as at December 31, 2004, was 1.56%. The Company’s maximum and minimum total investment portfolio VaR during 2004 were 2.36% and 1.49%, respectively. The Company’s largest VaR exposure during 2004 was to fixed income. The average VaR for fixed income was 1.86%, compared to a maximum of 2.21% and a minimum of 1.40%. As at December 31, 2004, the fixed income VaR was 1.47%.

At December 31, 2004, the ranking for the Company’s asset class risk, based on the individual asset class VaRs, was: fixed income; equity; alternative investments; derivatives; private investments; and cash equivalents.

Stress Testing

VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences that the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the Company’s total risk tolerance.

The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at quarter end dates during 2004. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

	March 31,	June 30,	September 30,	December 31,
Stress Test	2004	2004	2004	2004

Maximum loss impact on portfolio	(5.6%)	(5.6%)	(5.6%)	(5.7%)
Maximum gain impact on portfolio	18.3%	18.4%	17.9%	18.4%

From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2004 was 5.7%, based on the investment portfolio as at December 31, 2004. The largest upside risk exposure during 2004 was 18.4% as at June 30, 2004 and December 31, 2004.

Given the investment portfolio allocations as at December 31, 2004, the Company would expect to lose approximately 5.7% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2004, the Company would expect to gain approximately 18.4% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

As at December 31, 2004, the value of the Company’s fixed income portfolio including cash and cash equivalents and net payable for investments purchased was approximately $28.9 billion as compared to approximately $22.5 billion as at December 31, 2003. As at December 31, 2004, the fixed income portfolio consisted of approximately

89.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 88.5% as at December 31, 2003.

The Company manages credit risk in the investment portfolio through the credit research performed by the external investment professionals and limitations on the investment portfolio’s exposure to individual credits, as set by the Company. Limits are set for each credit quality rating and are a function of the probability of default and the expected loss in the event of a default. Limits ensure that potential losses from individual defaults should not exceed predetermined levels.

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established credit limits. Any obligor over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a Watch List for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2004.

Total

AAA	58.2%
AA	10.2%
A	16.6%
BBB	10.4%
BB & below	3.9%
NR	0.7%

Total	100.0%

At December 31, 2004 and 2003, the average credit quality of the Company’s total fixed income portfolio was “AA”.

As at December 31, 2004, the top 10 corporate holdings represented approximately 9.9% of the total fixed income portfolio and approximately 45.7% of all corporate holdings. The top 10 corporate holdings listed below utilizes a conservative approach to aggregation as it includes unsecured as well as securitized, credit enhanced and collateralized securities issued by parent companies and their affiliates.

Percentage of Total
Top 10 Corporate Holdings (2)	Fixed Income Portfolio (1)

JPMorgan Chase & Co	1.9%
Citigroup Inc	1.6%
Bank of America Corporation	1.0%
Bear, Sterns & Co. Inc.	1.0%
Morgan Stanley	0.9%
General Electric Company	0.7%
MBNA Corp	0.7%
General Motors Corporation	0.7%
General Motors Corporation	0.7%
Wachovia Corporation	0.7%
DaimlerChrysler AG	0.7%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.
(2)	Corporate holdings include parent and affiliated companies that issue fixed income securities. In many cases a portion of the market value includes Asset Backed or Mortgage Backed securities, which are investments that are securitized, bankruptcy remote entities which have sufficient credit enhancement to provide a longer-term credit rating that is higher than the rating of the unsecured debt of the related company or its corporate securities.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2004 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.4% or $1.3 billion. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction and at the same time.

In addition, the Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR based. Accordingly, any changes in interest rates will affect interest expense.

Equity Portfolio

As at December 31, 2004, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $963 million as compared to $583 million as at December 31, 2003. As at December 31, 2004, the Company’s allocation to equity securities was approximately 3.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.3% as at December 31, 2003.

As at December 31, 2004, approximately 60% of the equity portfolio was invested in U.S. companies as compared to approximately 62% as at December 31, 2003. As at December 31, 2004, the top ten equity holdings represented approximately 8.0% of the Company’s total equity portfolio as compared to approximately 11.6% as at December 31, 2003.

The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $96.3 million as at December 31, 2004.

Alternative Investment Portfolio

A portion of the Company’s portfolio is invested in funds that pursue alternative investment strategies, with the investment objective of attaining high risk-adjusted total return whilst maintaining a low level of correlation to the traditional asset classes and realizing a low volatility. Investments within this portfolio are generally fund investments in limited partnerships or similar vehicles, with each fund pursuing absolute return investment mandates, typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets.

Various strategies can be pursued and the Company classifies each fund allocation into four general style categories. The four styles are: Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities; and Multi-strategy, which includes strategies incorporating aspects of the above.

The Company utilizes additional risk and portfolio management analytics and processes to enhance the overall management and assessment of the alternative investment portfolio. Central to the portfolio and risk management processes is the receipt of information on each of its allocations that is sufficient to assess risks and exposures of the fund allocations and to monitor how the portfolio and associated risk changes over time. The level and frequency of information required by the Company on each investment depends on the type of strategy that a fund pursues; the expected risk profile and types of risk that the fund and underlying securities are exposed to the liquidity of the fund and underlying securities, and the size of the allocation.

The Company’s alternative investment portfolio had approximately 100 separate investments in different funds at December 31, 2004 with a total exposure of $1.7 billion making up approximately 5.2% of total investments compared to December 31, 2003 where the Company had over 100 separate fund investments with a total exposure of $1.4 billion representing approximately 5.5% of total investments.

At December 31, 2004, the alternative investment style allocation was 42% in Directional/tactical strategies, 25% in Event driven strategies, 25% in Arbitrage strategies, and 8% in Multi-strategy strategies. At December 31, 2003, the Alternative investment style allocation was 35% in Arbitrage strategies, 39% in Directional/tactical strategies and 26% in Event driven strategies.

Private Investment Portfolio

A portion of the Company’s portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

As at December 31, 2004, the Company’s exposure to private investments was approximately $206 million compared to $200 million as at December 31, 2003. As at December 31, 2004, the Company’s exposure to private investments consisted of approximately 0.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.8% as at December 31, 2003.

Bond and Stock Index Futures Exposure

At December 31, 2004, bond and stock index futures outstanding had a net long position of $1.3 billion as compared to a net short position of $376.1 million at December 31, 2003. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $129.5 million as at December 31, 2004 and $37.6 million as at December 31, 2003, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at December 31, 2004 was $3.8 million and the net foreign currency denominated receivable was $31.1 million with a net unrealized loss of $11.8 million as at December 31, 2004 and $6.7 million as at December 31, 2003.

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

The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

Credit Risk

The Company is exposed to credit risk in the event of non-performance by the other parties to its forward contracts, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2004 AND 2003

A S S E T S
(U.S. dollars in thousands, except share amounts)	2004	2003

Investments:
Fixed maturities at fair value (amortized cost: 2004, $24,452,348; 2003, $18,990,670;)	$25,100,194	$19,494,356
Equity securities, at fair value (cost: 2004, $778,117; 2003, $ 473,112)	962,920	583,450
Short-term investments, at fair value (amortized cost: 2004, $1,738,845; 2003, $696,798)	1,760,714	697,450

Total investments available for sale	27,823,828	20,775,256
Investments in affiliates	1,936,852	1,903,341
Other investments	305,160	142,567

Total investments	30,065,840	22,821,164
Cash and cash equivalents	2,304,303	2,829,627
Accrued investment income	326,510	294,615
Deferred acquisition costs	845,422	777,882
Prepaid reinsurance premiums	992,260	977,595
Premiums receivable	3,838,228	3,487,322
Reinsurance balances receivable	1,095,739	1,359,486
Unpaid losses and loss expenses recoverable	6,740,519	5,779,997
Goodwill and other intangible assets	1,827,782	1,845,507
Deferred tax asset, net	288,599	310,077
Other assets	689,430	707,449

Total assets	$49,014,632	$41,190,721

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$19,598,531	$16,558,788
Deposit liabilities	5,725,590	4,050,334
Future policy benefit reserves	4,547,688	3,233,845
Unearned premiums	5,191,368	4,729,989
Notes payable and debt	2,721,431	1,905,483
Reinsurance balances payable	1,565,689	1,525,739
Net payable for investments purchased	273,535	523,077
Other liabilities	1,578,665	1,666,397
Minority interest	73,440	60,154

Total liabilities	$41,275,937	$34,253,806

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01
Issued and outstanding: (2004 and 2003, 9,200,000)	$ 92	$ 92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: (2004 and 2003, 11,500,000)	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: 2004 and 2003, nil.	–	–
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2004, 138,932,481 , 2003, 137,343,232)	1,389	1,373
Additional paid in capital	3,950,175	3,949,421
Accumulated other comprehensive income	460,273	490,195
Deferred compensation	(69,988)	(46,124)
Retained earnings	3,396,639	2,541,843

Total shareholders’ equity	$ 7,738,695	$ 6,936,915

Total liabilities and shareholders’ equity	$49,014,632	$41,190,721

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(U.S. dollars in thousands, except share and per share amounts)	2004	2003	2002

Revenues:
Net premiums earned – general operations	$ 6,982,549	$6,081,033	$4,899,073
Net premiums earned – life and annuity operations	1,405,699	748,495	1,022,992
Net premiums earned – financial operations	161,285	139,622	67,745
Net investment income	995,036	779,558	734,535
Net realized gains (losses) on investments	246,547	120,195	(214,160)
Net realized and unrealized gains (losses) on
derivative instruments	78,019	(27,542)	(51,761)
Net income from investment affiliates	124,008	119,200	54,143
Fee income and other	35,317	41,745	54,963

Total revenues	$10,028,460	$8,002,306	$6,567,530

Expenses:
Net losses and loss expenses incurred – general and financial operations	$ 4,863,940	$4,610,606	$3,327,315
Claims and policy benefits – life operations	1,500,128	818,894	1,069,456
Acquisition costs	1,264,864	1,167,186	955,331
Operating expenses	1,053,135	797,826	674,403
Exchange (gains) losses	(40,678)	(38,619)	(80,294)
Interest expense	259,075	199,407	168,086
Amortization of intangible assets	15,827	4,637	6,187

Total expenses	$ 8,916,291	$7,559,937	$6,120,484

Income before minority interest, income tax and equity in net income of operating affiliates	$ 1,112,169	$ 442,369	$ 447,046
Minority interest in net income of subsidiary	8,387	9,264	13,371
Income tax expense	84,526	30,049	22,647
Net income (loss) from operating affiliates	147,357	8,923	(5,457)

Net income	$ 1,166,613	$411,979	$ 405,571

Preference share dividends	(40,321)	(40,321)	(9,620)

Net income available to ordinary shareholders	$ 1,126,292	$ 371,658	$ 395,951

Net income	$ 1,166,613	$ 411,979	$ 405,571
Change in net unrealized appreciation (depreciation) of investments	149,662	342,232	393,781
Derivative (loss) on cash flow hedge	(6,118)	–	–
Foreign currency translation adjustments	(173,466)	(36,851)	4,046

Comprehensive income	$ 1,136,691	$ 717,360	$ 803,398

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	137,903	136,906	135,636
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	138,582	138,187	137,388

Earnings per ordinary share and ordinary share equivalent – basic	$ 8.17	$ 2.71	$ 2.92

Earnings per ordinary share and ordinary share equivalent – diluted	$ 8.13	$ 2.69	$ 2.88

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(U.S. dollars in thousands)	2004	2003	2002

Series A and B Preference Ordinary Shares:
Balance – beginning of year	$ 207	$ 207	$ –
Issue of shares	–	–	207

Balance – end of year	$ 207	$ 207	$ 207

Ordinary Shares:
Balance – beginning of year	$ 1,373	$ 1,360	$ 1,347
Issue of shares	7	5	2
Exercise of stock options	10	8	11
Repurchase of shares	(1)	–	–

Balance – end of year	$ 1,389	$ 1,373	$ 1,360

Additional paid in capital:
Balance – beginning of year	$3,949,421	$3,979,979	$3,378,549
Issue of shares	59,407	34,103	522,713
Stock option expense	14,575	5,590	–
Exercise of stock options	34,796	42,103	79,364
Repurchase of shares	(3,558)	(424)	(647)
Equity units / debt value	(104,466)	–	–
Contingent capital costs	–	(111,930)	–

Balance – end of year	$3,950,175	$3,949,421	$3,979,979

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$ 490,195	$ 184,814	$ (213,013)
Net change in unrealized gains (losses) on investment portfolio, net of tax	162,683	345,650	400,404
Net change in unrealized (losses) gains on affiliate and other investments	(13,021)	(3,418)	(6,623)
Derivative loss on cash flow hedge	(6,118)	–	–
Currency translation adjustments	(173,466)	(36,851)	4,046

Balance – end of year	$ 460,273	$ 490,195	$ 184,814

Deferred Compensation:
Balance – beginning of year	$ (46,124)	$ (31,282)	$ (27,177)
Issue of restricted shares	(52,257)	(32,757)	(18,416)
Amortization	28,393	17,915	14,311

Balance – end of year	$ (69,988)	$ (46,124)	$ (31,282)

Retained Earnings:
Balance – beginning of year	$2,541,843	$2,434,511	$2,297,478
Net income	1,166,613	411,979	405,571
Dividends on Class A ordinary shares	(270,452)	(263,176)	(257,054)
Dividends on Series A and B preference ordinary shares	(40,321)	(40,321)	(9,620)
Repurchase of shares	(1,044)	(1,150)	(1,864)

Balance – end of year	$3,396,639	$2,541,843	$2,434,511

Total shareholders’ equity	$7,738,695	$6,936,915	$6,569,589

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(U.S. dollars in thousands)	2004	2003	2002

Cash Flows Provided by Operating Activities:
Net income	$ 1,166,613	$ 411,979	$ 405,571
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Net realized (gains) losses on sales of investments	(246,547)	(120,195)	214,160
Net realized and unrealized (gains) losses on derivative instruments	(78,019)	27,542	51,761
Amortization of discounts on fixed maturities	80,740	44,792	(15,715)
Amortization of intangible assets	15,827	4,637	6,187
Amortization of deferred compensation	28,393	17,915	14,311
Accretion of convertible debt	21,775	25,512	24,831
Accretion of deposit liabilities	129,872	105,070	65,884
Equity in net income of investment, and operating affiliates	(271,365)	(128,123)	(48,687)
Unpaid losses and loss expenses	3,039,743	3,356,052	850,566
Unearned premiums	461,379	701,690	1,316,263
Premiums receivable	(350,906)	105,391	(1,337,876)
Unpaid losses and loss expenses recoverable	(960,522)	(881,342)	76,347
Future policy benefit reserves	1,313,843	757,427	1,103,327
Prepaid reinsurance premiums	(14,665)	(20,559)	(102,580)
Reinsurance balances receivable	263,747	(119,516)	68,869
Reinsurance balances payable	39,950	(398,411)	182,861
Deferred acquisition costs	(67,540)	(89,601)	(294,023)
Deferred tax asset	21,478	10,547	102,162
Other	(221,286)	(380,474)	352,226

Total adjustments	$ 3,205,897	$ 3,018,354	$ 2,630,874

Net cash provided by operating activities	$ 4,372,510	$ 3,430,333	$ 3,036,445

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$ 23,346,159	$ 27,235,169	$ 44,554,304
Proceeds from redemption of fixed maturities and short-term investments	3,976,544	11,462,093	3,753,801
Proceeds from sale of equity securities	771,943	1,224,420	754,611
Purchases of fixed maturities and short-term investments	(33,935,293)	(44,732,460)	(50,859,921)
Purchases of equity securities	(805,235)	(909,414)	(531,437)
Investments in affiliates, net of dividends received	88,997	(56,004)	(717,523)
Acquisition of subsidiaries, net of cash acquired	–	(91,470)	(43,143)
Other investments	(34,311)	4,697	34,171
Fixed assets and other	–	(3,338)	(4,509)
Net proceeds from purchase and sale of leasehold property	$ –	$ 45,307	$ –

Net Cash Used in Investing Activities	(6,591,196)	(5,821,000)	(3,059,646)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Continued)

(U.S. dollars in thousands)	2004	2003	2002

Cash Flows Provided by Financing Activities:
Issue of preference shares	$ –	$ –	$ 503,579
Proceeds from exercise of stock options and issue of common shares	41,480	42,113	79,375
Repurchase of common shares	(4,602)	(1,574)	(2,512)
Dividends paid on common shares	(270,452)	(263,176)	(257,054)
Dividends paid on preference shares	(40,321)	(40,321)	(9,620)
Proceeds from notes payable and debt	1,742,317	–	846,814
Repayment of notes payable and debt	(974,384)	–	(600,000)
Deposit liabilities	1,524,022	1,496,285	1,156,285
Net cash flow on securities lending	(324,470)	313,861	(262,913)

Net cash provided by financing activities	1,693,590	1,547,188	1,453,954

Effects of exchange rate changes on foreign currency cash	(228)	2,646	288
(Decrease) increase in cash and cash equivalents	(525,324)	(840,833)	1,431,041
Cash and cash equivalents – beginning of year	2,829,627	3,670,460	2,239,419

Cash and cash equivalents – end of year	$ 2,304,303	$2,829,627	$3,670,460

Net taxes (paid) received	$ (30,861)	$ (3,154)	$ 76,750
Interest paid	$ (79,848)	$ (62,929)	$ (36,820)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. Due to certain contractual arrangements between the Company and Les Mutuelles du Mans Assurances Group (“MMA”), MMA did not have any economic interest in the earnings of Le Mans Ré with effect from January 1, 2002 and accordingly, no minority interest was recorded from that date. In September 2003, the Company purchased the remaining 33% and Le Mans Ré was renamed “XL Re Europe”. XL Re Europe underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. See Note 5 for additional information.

On July 25, 2001, the Company acquired certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American based large corporate business globally. Effective July 1, 2001, the Company’s results include Winterthur International. See Note 5 for additional information. In 2003, the Winterthur International operations changed its name to “XL Global Risk”.

In 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation. NAC was organized in 1985 and wrote property and casualty insurance and reinsurance in the U.S., Canada and Europe.

2. Significant Accounting Policies

(a) Basis of Preparation and Consolidation

These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with U.S. GAAP (“GAAP”). The results include the consolidation of XL Re Europe, accounted for as a subsidiary effective January 1, 2002, described in Note 5(a). In addition, the results also include the acquired certain Winterthur International operations, effective July 1, 2001, under the purchase method of accounting, described in Note 5. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2003 and 2002 have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.

(b) Premiums and Acquisition Costs

Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(b) Premiums and Acquisition Costs (continued)

companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guaranty installment premiums are recorded as premiums written when due.

Premiums are earned on a pro-rata basis over the period the coverage is provided. Financial guaranty insurance premiums are earned pro rata to the amount of risk outstanding over the life of the exposure. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded, as applicable.

Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are earned on a pro-rata basis over the remaining risk period.

Life and annuity premiums from long duration contracts that transfer significant mortality or morbidity risks are recognized as revenue and earned when due from policyholders. Life and annuity premiums from long duration contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are accounted for as investment contracts and presented within deposit liabilities.

Acquisition costs, which vary with and are related to the acquisition of policies, consist primarily of commissions paid to brokers and cedents and certain underwriting costs and are deferred and amortized over the period that the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

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

(d) Fee Income and Other

Fee income and other includes fees received for insurance and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

(e) Other Than Temporary Declines in Investments

The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in fair value below carrying value, (ii)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(e) Other Than Temporary Declines in Investments (continued)

an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that declines in fair values are other than temporary, the cost of the security is written down to fair value below carrying value and the previously unrealized loss is therefore realized in the period such determination is made.

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

(f) Derivative Instruments and Weather Derivative Contracts

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Non-exchange traded weather products are recorded at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period.

The Company conducts activities in three main types of instruments: credit derivatives, weather and energy derivatives and investment related derivatives.

Credit derivatives

Credit derivatives are recorded at fair value, which is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

Weather and Energy derivatives

Fair values for the Company’s natural gas contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather and electricity derivative markets, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(f) Derivative Instruments and Weather Derivative Contracts (continued)

Investment Related derivatives

The Company uses derivative instruments to manage duration and foreign currency exposure for its investment portfolio.

The Company uses investment derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. All interest rate swaps are recorded at fair value. Changes in the value of derivative instruments designated as fair value hedges are recorded as adjustments to the hedged items to the extent that the hedge is effective. Changes in the value of derivative instruments designated as cash flow hedges are recorded in other comprehensive income to the extent that the hedge is effective. The ineffective portion of both fair value and cash flow hedges are recognized in earnings.

The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities, as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated and recorded at fair value with changes in fair value recognized in earnings.

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

Short-term investments comprise investments with a maturity equal to or greater than 90 days at the time of purchase but less than one year. Equity securities include investments in open end mutual funds.

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

Investment In Affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheets and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. The determination of whether an entity is classified as an affiliate for GAAP

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(g) Total Investments (continued)

accounting purposes may be different from the determination of whether such entity would constitute an affiliate for any other purposes, including regulatory purposes. The income from affiliates is shown separately between income from operating affiliates and net income from investment affiliates. Any decline in value of an affiliate investment considered by management to be other than temporary is charged to income in the period that it is determined.

Other investments

The Company accounts for its other investments which do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income/(loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

Securities lending

The Company engages in a securities lending program whereby certain securities from the Company’s portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to between 102% and 105% of the fair value of the loaned securities depending on the class of assets loaned. The Company continues to earn interest on the securities loaned. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The securities lending collateral is included in cash and cash equivalents with a corresponding liability related to the Company’s obligation to return the collateral plus interest included in net payable for investments purchased.

(h) Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

(i) Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in “accumulated other comprehensive income (loss).”

Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the exchange rate on the date the transaction occurs with the resulting foreign exchange gains and losses recognized in income.

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

(j) Intangible Assets (continued)

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

Certain workers’ compensation, long term disability liabilities and financial guaranty case reserve contracts are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

For the Company’s financial guaranty reserves, a case basis reserve for unpaid losses and loss adjustment expenses is recorded at the net present value of an estimated loss when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at a balance sheet date. The Company also maintains an unallocated reserve on its financial guaranty business which is based actuarial reserving analysis. This reserve is available to be applied to new case basis reserves that may be established for claims on current outstanding insured principal and interest in the future. This non-specific reserve is established for expected levels of losses associated with currently insured issues and is based on a portion of premiums earned to date. The Company, on an ongoing basis, monitors these reserves and may periodically adjust such reserves based on the Company’s actual loss experience, its future mix of business, and its view of future economic conditions.

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

(l) Deposit Liabilities

Contracts entered into by the Company with cedants which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at an amount equal to the assets received. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(l) Deposit Liabilities (continued)

to fund expected future payment obligations (this is equivalent to the ‘best estimate’ of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as adjustments to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Guaranteed investment contracts are initially recorded at an amount equal to the assets received. The Company may use derivative instruments in order to hedge the Company’s exposure to fluctuations in interest rates related to these contracts. Changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

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

Certain life insurance and annuity contracts provide the holder with a guaranty that the benefit received upon death will be no less than a minimum prescribed amount. The contracts are accounted for in accordance with SOP 03-1 “Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Separate Accounts”, which requires that the best estimate of future experience be combined with actual experience to determine the benefit ratio used to calculate the policy benefit reserve.

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

(o) Stock Plans

The Company accounts for stock compensation plans in accordance with the fair value recognition provisions of FAS 123 “Accounting for Stock-Based Compensation”, This method was adopted as of January 1, 2003 using the prospective method allowed under FAS 148, “Accounting for Stock-Based Compensation – Transition and

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(o) Stock Plans (continued)

Disclosure” for options and employee stock purchase Plan shares granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for these plans under the disclosure-only provisions of FAS 123 and no stock based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of grant. Awards under the Company’s stock plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock based compensation included in the determination of net income would have been higher. FAS 148 amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the net effect on net income and earnings per ordinary share if the fair value method had been applied to all outstanding and unvested awards for each of the three years ended December 31, 2004; 2003 and 2002:

(U.S. dollars in thousands, except per share amounts)	2004	2003	2002

Net income available to ordinary shareholders – as reported	$1,126,292	$371,658	$395,951
Add: Stock based employee compensation expense included in reported net income, net of related tax.	14,575	5,590	–
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(43,404)	(49,473)	(54,331)

Pro forma net income available to ordinary shareholders	$1,097,463	$327,775	$341,620

Earnings (loss) per ordinary share:
Basic – as reported	$ 8.17	$ 2.71	$ 2.92
Basic – pro forma	$ 7.96	$ 2.39	$ 2.52
Diluted – as reported	$ 8.13	$ 2.69	$ 2.88
Diluted – pro forma	$ 7.92	$ 2.37	$ 2.49

(p) Per Share Data

Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.

(q) Fair Value of Financial Instruments

Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues or estimates of fair values determined by the Company. See Notes 2, 6 and 15 for further information.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncements

In April 2004, the FASB issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). The purpose of FSP FAS 129-1 is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The Company provided the required disclosures related to its contingently convertible securities that are required by FSP FAS 129-1 in its December 31, 2003 financial statements. The contingently convertible securities have been fully redeemed as of December 31, 2004.

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

In June 2004, the FASB issued Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”). FSP FAS 97-1 clarifies whether it is appropriate to recognize an unearned revenue liability to compensate the insurer for services to be performed over future periods when future profits are expected to decline from the current level, or only when current profits are expected to be followed by future losses (consistent with SOP 03-1). The adoption of this FSP FAS 97-1 did not have a material effect on the Company’s financial condition or results of operations.

EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock if the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee” (“EITF 02-14”), addresses the issue as to whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means (such as convertible debt, preferred equity securities, options, warrants and interests in unincorporated entities). In July 2004, the EITF reached a consensus that investors should apply the equity method when they have an investment in either common stock or “in-substance common stock.” The consensus reached in EITF 02-14 was effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material effect on the Company’s financial condition or results of operations.

Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncements (continued)

investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the debt security. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of the SOP is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2004, the EITF reached a conclusion regarding Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share (“EITF 04-8”), that contingently convertible securities should be included in diluted earnings per share in all periods regardless of whether the contingency is met and regardless of whether the market price contingency is substantive. EITF 04-8 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes must be restated unless (i) the securities are settled in cash before the end of the effective reporting period in which the consensus is first applied or (ii) the agreement is amended such that the entire contract must be settled in cash. In November 2004 the Zero Coupon Convertible Debentures (“CARZ”) were redeemed and, therefore, EITF 04-8 does not have any effect on the Company’s diluted earnings per share.

In December 2004, the FASB issued Statement No. 123 (Revised), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted the fair-value based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FAS 148. FAS 123 (Revised) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. However, had we adopted FAS 123 (Revised) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 (o) – Stock Plans to our consolidated financial statements. Statement 123 (Revised) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The Company is aware of the SEC’s recent review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) and does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. It is the Company’s understanding that the SEC has requested that the FASB review this matter and provide guidance for the accounting of financial guaranty insurance contracts. The Company will continue its loss reserving methodology as noted in Note 2 (k) until further guidance is provided by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $120.2 million and $62.0 million at December 31, 2004 and 2003, respectively.

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

Reinsurance Operations

Reinsurance general business written includes treaty and facultative reinsurance to primary insurers of casualty and property risks, principally: general liability; professional liability; accident and health; automobile and workers’ compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. The Company’s reinsurance life business is primarily European term assurance, group life, critical illness cover, immediate annuities in payment and disability income business.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income or loss:

			Financial
Year Ended December 31, 2004:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$4,083,153	$ 2,899,396	$ –	$ 6,982,549
Fee income and other	24,229	7,623	–	31,852
Net losses and loss expenses	2,869,114	1,921,771	–	4,790,885
Acquisition costs	542,827	639,799	–	1,182,626
Operating expenses (1)	535,443	194,995	–	730,438
Exchange gains	(9,911)	(28,945)	–	(38,856)

Underwriting profit	$ 169,909	$ 179,399	$ –	$ 349,308

Life and Annuity Operations:
Net premiums earned	$ –	$ 1,310,986	$ 94,713	$ 1,405,699
Fee income and other	–	93	585	678
Claims and policy benefits	–	1,403,710	96,418	1,500,128
Acquisition costs	–	42,587	20,981	63,568
Operating expenses (1)	–	16,697	10,376	27,073
Exchange gains	–	(1,340)	–	(1,340)
Net investment income	–	204,631	88,090	292,721
Interest (income) expense	$ –	(6)	54,454	54,448

Net income from life and annuity operations	$ –	$ 54,062	$ 1,159	$ 55,221

Financial Operations:
Net premiums earned			$ 161,285	$ 161,285
Fee income and other			2,787	2,787
Net losses and loss expenses			73,055	73,055
Acquisition costs			18,670	18,670
Operating expenses (1)			73,955	73,955
Exchange gains			(482)	(482)

Underwriting loss			$ (1,126)	$ (1,126)

Net investment income, financial guarantee			$ 40,780	$ 40,780
Net realized and unrealized gain on weather and energy derivatives			1,997	1,997
Operating expenses, weather and energy (1)			25,020	25,020
Net income from financial affiliates			12,622	12,622
Minority interest			8,708	8,708
Net realized and unrealized gain on credit derivatives			52,897	52,897

Contribution from financial operations			$ 73,442	$ 73,442

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2004:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$ 661,535
Net realized and unrealized gains on investments and investment derivatives (3)				269,672
Net income from investment affiliates				124,008
Net income from operating affiliates				134,735
Interest expense (2)				204,627
Amortization of intangible assets				15,827
Corporate operating expenses				196,649
Minority interest				(321)
Income tax				84,526

Net income				$1,166,613

Ratios – General operations (4):
Loss and loss expense ratio	70.3%	66.3%		68.6%
Underwriting expense ratio	26.4%	28.8%		27.4%

Combined ratio	96.7%	95.1%		96.0%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	This includes net realized gains on investments of $246.5 million and net realized and unrealized gains on investment derivatives of $23.1 million.
(4)	Ratios are based on net premium earned from general operations excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income or loss:

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,640,330	$ 2,440,703	$ –	$ 6,081,033
Fee income and other	13,670	25,240	–	38,910
Net losses and loss expenses	2,379,499	2,197,357	–	4,576,856
Acquisition costs	542,149	555,431	–	1,097,580
Operating expenses (1)	412,540	151,332	–	563,872
Exchange gains	(7,858)	(26,390)	–	(34,248)

Underwriting profit (loss)	$ 327,670	$ (411,787)	$ –	$ (84,117)

Life and Annuity Operations:
Net premiums earned	$ –	$ 664,612	$ 83,883	$ 748,495
Fee income and other	–	599	246	845
Claims and policy benefits	–	750,663	68,231	818,894
Acquisition costs	–	33,090	17,450	50,540
Operating expenses (1)	–	9,019	7,866	16,885
Exchange gains	–	(4,371)	–	(4,371)
Net investment income	–	139,241	28,616	167,857
Interest expense	–	–	12,168	12,168

Net income from life and annuity operations	$ –	$ 16,051	$ 7,030	$ 23,081

Financial Operations:
Net premiums earned			$ 139,622	$ 139,622
Fee income and other			1,990	1,990
Net losses and loss expenses			33,750	33,750
Acquisition costs			19,066	19,066
Operating expenses (1)			50,147	50,147

Underwriting profit			$ 38,649	$ 38,649

Net investment income, financial guarantee			$ 23,273	$ 23,273
Net realized and unrealized gain on weather and energy derivatives			1,103	1,103
Operating expenses, weather and energy (1)			21,837	21,837
Net income from financial affiliates			37,108	37,108
Minority interest			11,424	11,424
Net realized and unrealized loss on credit derivatives			(25,787)	(25,787)

Contribution from financial operations			$ 41,085	$ 41,085

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$ 588,428
Net realized and unrealized gains on investments and investment derivatives (3)				117,337
Net income from investment affiliates				119,200
Net loss from operating affiliates				(28,185)
Interest expense (2)				187,239
Amortization of intangible assets				4,637
Corporate operating expenses				145,085
Minority interest				(2,160)
Income tax				30,049

Net income				$ 411,979

Ratios – General operations (4):
Loss and loss expense ratio	65.4%	90.0%		75.3%
Underwriting expense ratio	26.2%	29.0%		27.3%

Combined ratio	91.6%	119.0%		102.6%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	This includes net realized gains on investments of $120.2 million and net realized and unrealized losses on investment derivatives of $2.9 million.
(4)	Ratios are based on net premium earned from general operations excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2002:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$2,832,298	$2,066,775	$ –	$4,899,073
Fee income and other	36,717	11,201	–	47,918
Net losses and loss expenses	1,771,982	1,557,065	–	3,329,047
Acquisition costs	478,548	454,300	–	932,848
Operating expenses (1)	380,901	109,796	–	490,697
Exchange gains	(56,515)	(23,787)	–	(80,302)

Underwriting profit (loss)	$ 294,099	$ (19,398)	$ –	$ 274,701

Life and Annuity Operations:
Life premiums earned	$ –	$ 980,387	$ 42,605	$1,022,992
Fee income and other	–	2	–	2
Claims and policy benefits	–	1,027,981	41,475	1,069,456
Acquisition costs	–	12,839	–	12,839
Operating expenses (1)	–	5,844	404	6,248
Net investment income	–	91,451	–	91,451

Net income from life and annuity operations	$ –	$ 25,176	$ 726	$ 25,902

Financial Operations:
Net premiums earned			$ 67,745	$ 67,745
Fee income and other			7,043	7,043
Net losses and loss expenses			(1,732)	(1,732)
Acquisition costs			9,644	9,644
Operating expenses (1)			43,068	43,068
Exchange losses			8	8

Underwriting profit			$ 23,800	$ 23,800

Investment income, financial guarantee			$ 25,962	$ 25,962
Net realized and unrealized gain on weather and energy derivatives			16,607	16,607
Operating expenses, weather and energy (1)			14,875	14,875
Equity in net income of financial affiliates			5,166	5,166
Minority interest			10,424	10,424
Net realized and unrealized loss on credit derivatives			(46,137)	(46,137)

Contribution from financial operations			$ 99	$ 99

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2002:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$ 617,122
Net realized and unrealized losses on investments and investment derivatives (2)				(236,391)
Net income from investment affiliates				64,662
Net income from operating affiliates				(21,142)
Interest expense				168,086
Amortization of intangible assets				6,187
Corporate operating expenses				119,515
Minority interest				2,947
Income tax expense				22,647

Net income				$ 405,571
Ratios – General operations (3):
Loss and loss expense ratio	62.6%	75.3%		68.0%
Underwriting expense ratio	30.3%	27.3%		29.0%

Combined ratio	92.9%	102.6%		97.0%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	This includes net realized losses on investments of $214.2 million and net realized and unrealized losses on investment derivatives of $22.2 million.
(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Insurance	For the year ended
	December 31,
(U.S. dollars in thousands)	2004	2003	2002

General Operations:
Professional liability	$1,361,013	$ 937,317	$ 531,020
Other casualty	1,001,376	1,018,471	828,141
Property catastrophe	40,713	–	–
Other property	594,867	505,154	523,404
Marine, energy, aviation and satellite	889,170	784,885	512,604
Accident and health	11,235	55,893	105,100
Other (1)	184,779	338,610	332,029

Total General Operations	$4,083,153	$3,640,330	$2,832,298
Life and Annuity Operations	–	–	–
Financial Operations	–	–	–

Total	$4,083,153	$3,640,330	$2,832,298

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

Reinsurance	For the year ended
	December 31,
(U.S. dollars in thousands)	2004	2003	2002

General Operations:
Professional liability	$ 375,582	$ 213,555	$ 92,590
Other casualty	871,155	757,602	700,056
Property catastrophe	304,057	245,860	248,233
Other property	783,502	761,768	609,660
Marine, energy, aviation and satellite	204,500	191,344	199,509
Accident and health	42,706	30,628	22,020
Other (1)	317,894	239,946	194,707

Total General Operations	$2,899,396	$2,440,703	$2,066,775
Life and Annuity Operations	$1,310,986	664,612	980,387
Financial Operations	–	–	–

Total	$4,210,382	$3,105,315	$3,047,162

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

Financial Products and Services	For the year ended
	December 31,
(U.S. dollars in thousands)	2004	2003	2002

Life and Annuity Operations	94,713	83,883	42,605
Financial Operations	161,285	139,622	67,745

Total	$255,998	$223,505	$110,350

(1)	Other, includes political risk, surety, bonding, warranty and other lines.

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

General and financial operations:	2004	2003	2002

Bermuda	$1,125,842	$1,418,408	$1,419,841
United States	3,619,679	3,230,825	2,803,523
Europe and other	2,777,176	2,202,287	1,726,056

Total general and financial operations	$7,522,697	$6,851,520	$5,949,420

Life and annuity operations:
Bermuda	$278,448	$ 83,883	$ 43,779
Europe and other	1,124,899	655,986	979,825

Total life and annuity operations	$1,403,347	$ 739,869	$1,023,604

Total	$8,926,044	$7,591,389	$6,973,024

4. Goodwill and Intangible Assets

The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2004, 2003 and 2002:

		Intangible	Intangible
		assets with an	assets with a
(U.S. dollars in thousands)	Goodwill	indefinite life	definite life	Total

Balance at December 31, 2001	$1,568,636	$27,106	$ 21,201	$1,616,943
Additions	25,649	8,671	8,624	42,944
Amortization	–	–	(6,187)	(6,187)

Balance at December 31, 2002	$1,594,285	$35,777	$ 23,638	$1,653,700
Additions	180,499	–	15,945	196,444
Amortization	–	–	(4,637)	(4,637)

Balance at December 31, 2003	$1,774,784	$35,777	$ 34,946	$1,845,507
Additions	–	–	–	–
Amortization (1)	–	–	(17,725)	(17,725)

Balance at December 31, 2004	$1,774,784	$35,777	$ 17,221	$1,827,782

(1)	Amortization of intangible assets includes $1.9 million related to an acquired block of business expensed through acquisition costs

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (continued)

The increase in goodwill in 2003 related primarily to the settlement of the purchase price for Winterthur International (see note 5). As at December 31, 2004 goodwill and intangible assets related to the insurance segment was $450.0 million, the reinsurance segment was $1.38 billion and the financial products and services segment was $4.6 million.

5. Business Combinations

(a) Le Mans Ré

Effective January 1, 2002, the Company consolidated its investment in Le Mans Ré after increasing its ownership from 49% to 67% in order to expand its international reinsurance operations. Le Mans Ré underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a selective portfolio of life reinsurance business. On September 3, 2003, the Company exercised its option to buy the remaining 33% ownership from Les Mutuelles du Mans Assurances Group (“MMA”) for approximately $161 million in cash and changed the name of Le Mans Ré to XL Re Europe. Due to certain contractual arrangements between the Company and MMA, MMA did not have any economic interest in the earnings of XL Re Europe with effect from January 1, 2002 and accordingly, no minority interest was recorded since that date.

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

(b) Winterthur International

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) primarily to extend its predominantly North American based large corporate insurance business globally. The Company provisionally paid to Winterthur Swiss Insurance Company (the “Seller”) $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price was subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001. In December 2003, the Company reached an agreement with the Seller as to the final purchase price, which was $330.2 million. As a result, $75.4 million in cash was returned to the Company.

Included in unpaid loss and loss expenses recoverable at December 31, 2004 is an unsecured reinsurance recoverable from the seller of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”) relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of reserves and premium relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes a process for determining the amount due from the Seller by an independent actuary process whereby the independent actuarial develops a value of the seasoned net reserves. The actual final seasoned amount is the submission that is closest to the number developed by the independent actuary.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Combinations (Continued)

(b) Winterthur International (continued)

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The Company’s submission would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submission would result in a net payable to the Company of $541 million in aggregate. Approximately $855 million of the total $909 million dollar difference between the Seller and the Company relates to seasoned losses, the remainder relates to premium seasoning. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are $2.0 billion in the aggregate as of December 31, 2004. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the seller provided a liquidity facility to the Company. At the time of the payment of the net reserve seasoned amount as described above. The Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at December 31, 2004 and amounted to approximately $281 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables to the extent that the Company does not receive payment of such amounts from applicable third party reinsurers.

At December 31, 2004, certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	The Seller’s submission is closer to the valuation developed by the independent actuary and, as such, the Seller’s submission is the actual final seasoned amount.

(ii)	There is deterioration of the net losses from what is reported in the Company’s December 31, 2004 financial statements.

(iii)	The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections.

(iv)	Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

The acquisition was accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Winterthur International were recorded at their estimated fair value on June 30, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management’s estimates and independent valuations. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives. With the settle-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Combinations (Continued)

(b) Winterthur International (continued)

ment of the final purchase price in December 2003, the Company has finalized its allocation of the purchase price to the fair value of the acquired tangible net assets based on additional information now available. This information primarily related to loss reserves, adjustment and reinstatement premiums, reinsurance balances payable and receivable and other assets and liabilities. Once the final excess purchase price was known, the Company amended the amount attributed to goodwill by $171.0 million. This settlement of the purchase price and related adjustments represents the completion of the Company’s allocations to the fair value of net assets. Any subsequent adjustments to the carrying value will be reflected in income in the year in which the adjustments are made.

The revised fair value of significant assets and liabilities acquired by the Company includes $89.4 million of cash, $2.2 billion of invested assets, $1.3 billion of premiums receivable, $1.5 billion of unpaid losses and loss expenses recoverable, $2.8 billion of unpaid losses and loss expenses, $885 million of unearned premiums and $506 million of reinsurance balances payable. The contractual post-closing protection was considered in these fair value estimates.

Allocation of the purchase price was as follows:

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments

Net investment income is derived from the following sources:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Fixed maturities, short-term investments and cash equivalents	$1,023,069	$800,996	$741,277
Equity securities and other investments	24,589	15,275	17,102

Total gross investment income	1,047,658	816,271	758,379
Investment expenses	(52,622)	(36,713)	(23,844)

Net investment income	$ 995,036	$779,558	$734,535

The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$ 414,918	$ 451,967	$ 448,923
Gross realized losses	(265,854)	(344,831)	(526,276)

Net realized gains (losses)	149,064	107,136	(77,353)
Equity securities:
Gross realized gains	146,711	183,705	52,729
Gross realized losses	(48,793)	(162,556)	(160,126)

Net realized gains (losses)	97,918	21,149	(107,397)
Write down of other investments (see Note 8)	(435)	(8,090)	(29,413)
Net realized gain on sale of investment in affiliate	–	–	3

Net realized gains (losses) on investments	246,547	120,195	(214,160)
Net realized and unrealized gains (losses) on investment derivative instruments	23,125	(2,858)	(22,231)
Change in unrealized appreciation (depreciation):
Fixed maturities and short-term investments	165,377	139,321	478,560
Equity securities	74,465	196,705	(59,082)
Impact of net unrealized investment gain or loss on future
policy benefit reserves	(49,250)	(10,487)	–
Affiliates and other investments	(13,021)	(3,418)	(6,623)
Change in deferred income tax liability	(27,909)	20,111	(19,074)

Net change in unrealized appreciation (depreciation) on investments	149,662	342,232	393,781

Total net realized gains and change in unrealized appreciation (depreciation) on investments	$ 419,334	$ 459,569	$ 157,390

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

Net realized gains and losses in 2004 and 2003 included a loss of $6.4 million and $130.7 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

The total amount of other than temporary declines in value in 2004 related to $4.1 million on fixed income securities, $1.9 million on equity securities and $0.4 million on other investments. Of the decline in value of fixed income and equity securities considered to be other than temporary in 2004, approximately 50% related to investments in the airlines sector.

The total amount of other than temporary declines in value in 2003 related to $68.4 million on fixed income securities, $54.2 million on equity securities and $8.1 million on other investments. Of the decline in value of fixed income and equity securities considered to be other than temporary in 2003, approximately 12% related to investments in the communications sector.

The Company experienced a larger reduction in the amount of write downs for securities with declines in value deemed to be other than temporary than the decline in general defaults. As a percentage of the total fixed income portfolio, the write down for other than temporary declines was negligible in 2004 as compared with 0.6% in 2003.

The cost (amortized cost for fixed maturities and short-term investments), market value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

	Cost or	Gross	Gross
December 31, 2004	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$ 4,087,004	$ 52,104	$ (27,033)	$ 4,112,075
Corporate	10,945,675	449,437	(45,265)	11,349,847
Mortgage and asset-backed securities	6,922,506	47,228	(41,176)	6,928,558
U.S. States and political subdivisions of the States	61,987	1,380	(311)	63,056
Non-U.S. Sovereign Government	2,435,176	212,546	(1,064)	2,646,658

Total fixed maturities	$24,452,348	$762,695	$(114,849)	$25,100,194

Total short-term investments	$ 1,738,845	$ 26,686	$ (4,817)	$ 1,760,714

Total equity securities	$ 778,117	$192,019	$ (7,216)	$ 962,920

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

	Cost or	Gross	Gross
December 31, 2003	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$ 2,278,906	$ 15,304	$ (27,056)	$ 2,267,154
Corporate	10,020,934	377,167	(61,189)	10,336,912
Mortgage and asset-backed securities	3,674,825	54,741	(21,656)	3,707,910
U.S. States and political subdivisions of the States	37,312	1,455	(45)	38,722
Non-U.S. Sovereign Government	2,978,693	173,782	(8,817)	3,143,658

Total fixed maturities	$18,990,670	$622,449	$(118,763)	$19,494,356

Total short-term investments	$ 696,798	$ 1,945	$ (1,293)	$ 697,450

Total equity securities	$ 473,112	$116,568	$ (6,230)	$ 583,450

At December 31, 2004, there were $119.7 million of gross unrealized losses on fixed income and short-term investments, and $7.2 million of gross unrealized losses on equity securities. At December 31, 2003, there were $120.0 million of gross unrealized losses on fixed income and short-term investments, and $ 6.2 million of gross unrealized losses on equity securities. At December 31, 2004, approximately 4.6% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. At December 31, 2003, approximately 5.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 5.8% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2004 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at December 31, 2004 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of how long each of those securities at December 31, 2004 had been in a continual unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months

		Gross		Gross
December 31, 2004		Unrealized		Unrealized
(U.S. dollars in thousands)	Market Value	Losses	Market Value	Losses

Fixed maturities (including short-term investments)
U.S. Government and Government agency	$2,633,868	$15,861	$283,225	$13,350
Corporate	2,630,379	38,463	242,146	7,753
Mortgage and asset backed securities	3,458,073	34,498	310,427	8,390
U.S. States and political subdivisions of the States	21,888	232	423	5
Non-U.S. Sovereign Government	126,846	942	12,983	172

Total fixed maturities	$8,871,054	$89,996	$849,204	$29,670

Total equity securities	$ 86,251	$ 5,354	$ 10,531	$ 1,862

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004		December 31, 2003

	Amortized	Market	Amortized	Market
(U.S. dollars in thousands)	Cost	Value	Cost	Value

Due after 1 through 5 years	$ 6,651,255	$ 6,781,511	$ 6,310,571	$ 6,492,477
Due after 5 through 10 years	4,948,847	5,130,622	4,471,015	4,624,004
Due after 10 years	5,929,740	6,259,503	4,534,259	4,669,965
Mortgage and asset-backed securities	6,922,506	6,928,558	3,674,825	3,707,910

	$24,452,348	$25,100,194	$18,990,670	$19,494,356

At December 31, 2004 and 2003, approximately $100.0 million and $418.4 million, respectively, of securities included in investments available for sale were loaned to various counter-parties through the Company’s securities lending program. At December 31, 2004 and 2003, approximately $102.0 million and $426.5 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

At December 31, 2004 and 2003, approximately $463.2 million and $322.4 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

The Company has three facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $1.3 billion at December 31, 2004 and $467.0 million at December 31, 2003. At December 31, 2004 and 2003, approximately $198.5 million and $234.4 million, respectively, of letters of credit were issued and outstanding under these facilities.

The fair values of securities on loan at December 31, 2004 and 2003 are detailed below.

(U.S. dollars in thousands)	2004	2003

Fixed maturities	$100,007	$407,823
Equities	–	10,619

Total	$100,007	$418,442

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Affiliates

The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

	December 31, 2004		December 31, 2003		December 31, 2002

		Equity in		Equity in		Equity in
		Net Income		Net Income		Net Income
	Carrying	(Loss) for	Carrying	(Loss) for	Carrying	(Loss) for
(U.S. dollars in thousands)	Value	the Year	Value	the Year	Value	the Year

Investment affiliates	$1,671,091	$124,008	$1,590,530	$119,200	$1,410,277	$54,143
Operating affiliates:
Financial affiliates	106,055	12,622	144,652	37,108	110,835	5,165
Insurance affiliates	19,902	55,775	45,229	(42,887)	83,154	(21,141)
Investment management affiliates	139,804	78,960	122,930	14,702	145,739	10,519

Total	$1,936,852	$271,365	$1,903,341	$128,123	$1,750,005	$ 48,686

The Company has invested in certain closed end funds, certain limited partnerships and similar investment vehicles, including funds managed by certain of its investment management affiliates. At December 31, 2004, investment affiliates was $1.7 billion of which $1.5 billion was included in the alternative investment portfolio and $0.2 billion consisted of private investments. At December 31, 2003, investment affiliates was $1.6 billion of which $1.4 billion was included in the alternative investment portfolio and $0.2 billion consisted of private investments.

The Company’s significant financial affiliate investments at December 31, 2004 included Primus Guaranty, Ltd. with ownership of 33%.

The Company’s insurance affiliate investments at December 31, 2004 included Sovereign Risk Insurance, American Strategic Holdings, and Special Risks Insurance and Reinsurance with ownership in those entities at 50%, 49%, and 18%, respectively.

During 2004 the Company recorded other than temporary declines in the values of Insurance Vianet and Venturion Noodle LLC. of $19.0 million and $2.0 million, respectively. The net loss from insurance affiliates in 2003 included an other than temporary decline of $40.9 million in the first quarter of 2003 in the value of the Company’s investment in Annuity & Life Re (Holdings), Ltd. (“ANNRF”). The investment was written down to its fair market value. In the fourth quarter of 2002, the Company wrote down $13.3 million of its investment in ANNRF due to a significant decline in the book value of ANNRF.

The significant investment management affiliates include Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, FrontPoint Partners LLC, an integrated alternative asset firm, Stanfield Capital Partners, a credit based asset management firm and Banquo Credit Management LLC, a European credit based asset management firm. During the year, the Company sold its interest in Pareto Partners L.P. and its affiliated entities, a currency overlay and fixed income manager, resulting in income of $35.4 million.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The difference represents goodwill on acquisition. Adoption of FAS 142 with effect from January 1, 2002 has resulted in the Company ceasing to amortize goodwill and certain intangible assets.

See Note 18(c) for further information.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Investments

Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in non-rated collateralized debt/equity instruments. Income from other investments was $16.2 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. Unrealized gains from other investments was $4.4 million and $2.7 million as at December 31, 2004 and 2003 respectively. Income on unrated tranches of collateral debt obligations is reflected only to the extent the Company’s principal has been fully recovered. Income on alternative investments included in other investments is realized only on ultimate sale of these investments. The Company had unrealized gains of $7.3 and nil, respectively, at December 31, 2004 and 2003, related to these alternative investments.

See Note 18(b) for further information.

The Company regularly reviews the performance of these other investments.

The Company recorded losses of $0.4 million and $8.1 million in the years ended December 31, 2004 and 2003, respectively, due to other than temporary declines in values of these investments.

9. Losses and Loss Expenses

Unpaid losses and loss expenses for the Company’s general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Reserve for reported losses and loss expenses	$ 9,492,750	$ 8,394,342	$ 7,684,716
Reserve for losses incurred but not reported	10,105,781	8,164,446	5,518,020

Unpaid losses and loss expenses	$19,598,531	$16,558,788	$13,202,736

Net losses and loss expenses incurred for general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Loss and loss expenses payments	$ 4,926,421	$ 3,856,634	$ 4,065,857
Change in unpaid losses and loss expenses	2,903,711	2,647,140	659,621
Change in unpaid losses and loss expenses recoverable	(1,114,261)	(853,467)	(179,138)
Paid loss recoveries	(1,851,931)	(1,039,701)	(1,219,025)

Net losses and loss expenses incurred	$ 4,863,940	$ 4,610,606	$ 3,327,315

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Unpaid losses and loss expenses at beginning of year	$16,558,788	$13,202,736	$ 11,806,745
Unpaid losses and loss expenses recoverable	(5,776,410)	(4,807,317)	(4,633,693)

Net unpaid losses and loss expenses at beginning of year	10,782,378	8,395,419	7,173,052
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,596,346	3,673,321	2,927,297
Prior years	267,594	937,285	400,018

Total net incurred losses and loss expenses	4,863,940	4,610,606	3,327,315
Exchange rate effects	309,768	394,121	552,173
Net loss reserves acquired	–	199,164	189,710
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	1,170,699	291,104	836,102
Prior years	1,903,790	2,525,828	2,010,729

Total net paid losses	3,074,489	2,816,932	2,846,831
Net unpaid losses and loss expenses at end of year	12,881,597	10,782,378	8,395,419
Unpaid losses and loss expenses recoverable	6,716,934	5,776,410	4,807,317

Unpaid losses and loss expenses at end of year	$19,598,531	$16,558,788	$13,202,736

Prior year net losses incurred

The following table presents the net adverse (favorable) development of reserves analyzed by each of the Company’s operating segments:

(U.S. dollars in millions)	2004	2003	2002

Insurance Segment	$ 292	$ 153	$ 28
Reinsurance Segment	(24)	799	385
Financial Products and Services Segment	–	(15)	(13)

Total	$ 268	$ 937	$ 400

The significant developments in prior year loss reserve year estimates for each the years indicated within each of the Company’s operating segments are discussed below.

Insurance Segment

During 2004, the Company’s net adverse prior year development of $292 million was affected by increases in reported case reserves for excess professional liability, excess casualty liability and specialty lines. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development.

Strengthening of $144 million in Professional lines was caused by a few large directors’ and officers’ claims in pre-2002 business, while changes in errors and omissions were caused by large accounting firms and exposure to

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

insurance/reinsurance brokers. For specialty lines, strengthening of $135 million was caused by reported loss increased in discontinued Programs business with workers’ compensation exposure environmental related coverages, and Lloyds; as well as high severity claims on the Surety book.

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

The Company did not change its methodology or key assumptions used in 2004, 2003 or 2002 to determine ultimate loss reserves for any line of insurance business written.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

Reinsurance Segment

During 2004, net prior year reserves across the Reinsurance Segment developed favorably by $24 million. Releases of $144 million net in the property, aviation, marine and other lines of business were partially offset by strengthening of casualty and accident and health reserves amounted to approximately $120 million. Property catastrophe and property other reserve releases totaled approximately $95 million net related primarily to the 2002 and 2003 underwriting years where loss experience has been exceptionally good for the Property line. The strengthening of casualty reserves totaled $75 million and related most significantly to professional liability reserves in the London branch which were strengthened by $32 million for Enron, Worldcom and Laddering claims. The accident & health reserve strengthening of $45M relates to a portfolio of business underwritten by certain of the Company’s Lloyds syndicates

In the fourth quarter 2003, the Company reduced aviation loss reserves related to the September 11 event by $197.0 million. This reduction was due to higher than expected levels of participation (97%) in the September 11 Victim Compensation Fund, a no-fault compensation scheme funded by the U.S. government which closed on December 22, 2003. This resulted in a reduction in the estimated ultimate losses by the Company for this event.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

As a result of the new information obtained in the claims audit review, the Company performed a supplemental analysis of its North American casualty reinsurance lines of business specific to the nature of individual cedents’ circumstances. The Company separately reviewed the historical loss development of its major cedents using several actuarial methodologies; where the analysis of a cedent’s experience concluded that the experience was worse than the Company’s historical loss development experience, the Company projected that cedent’s ultimate loss based on the cedent’s own experience. In addition, the Company assumed that the more recent experience was more indicative of future loss development by selecting development patterns that were based on the most recent experience rather than on the Company’s or cedent’s longer term historical experience.

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

The increase in estimate for all other reinsurance reserves in 2002 of $258 million also related principally to losses on business written in 1997 through (and including) 2000 in the Company’s U.S. casualty reinsurance business and for asbestos losses in years prior to 1985. The increase in 2002 was partially offset by decreases in estimates for losses related to business written in 1985 through 1996 in these same lines of business. The increase in 2002 was also due to increases in reported claims that were in excess of the Company’s expected loss development for this business from higher court settlement awards. The Company did not change its methodology or key assumptions for determining ultimate loss reserves in 2002.

The Company has experienced significant adverse development in the casualty reinsurance business for the last several years and there can be no assurance that conditions and trends that have affected the development of liabilities in the past will not continue.

Financial Products and Services Segment

The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. The Company takes into account its actual historical loss experience and revised its estimated claim reporting pattern for the unallocated losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine the prior year development amount. Using this new methodology actual reported loss development was less than expected in 2004 and 2003, resulting in a release of prior period reserves of $10.5 million and $15.0 million. In 2002, reported losses for this business were also less than expected and with the refinement in assumptions resulted in a decrease in the estimate of reserves for prior years of $13 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

Other loss information

The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2004 and 2003, the reserve for potential non-recoveries from reinsurers was $279 million and $108 million, respectively.

Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2003: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The Company decreased the interest rate from 7% to 5% in 2003 in line with current investment yields on this portfolio. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The amount of the discount credit included in net losses and loss expenses incurred was $22.6 million in 2002. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2004 and 2003 were $578.6 million and $538.8 million, respectively. The related discounted unpaid losses and loss expenses were $290.0 million and $263.8 million as of December 31, 2004 and 2003, respectively.

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

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31,
(U.S. dollars in thousands)	2004	2003	2002

Net unpaid losses and loss expenses at beginning of year	$ 60,525	$ 66,130	$ 33,152
Net incurred losses and loss expenses	–	(1,000)	35,870
Less net paid losses and loss expenses	3,125	4,605	2,892

Net decrease in unpaid losses and loss expenses	(3,125)	(5,605)	32,978
Net unpaid losses and loss expenses at end of year	57,400	60,525	66,130
Unpaid losses and loss expenses recoverable at end of year	82,922	86,576	92,167

Gross unpaid losses and loss expenses at end of year	$140,322	$147,101	$158,297

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

Incurred but not reported losses, net of reinsurance, included in the above table was $22.5 million in 2004, $27.0 million in 2003 and $33.1 million in 2002. Unpaid losses recoverable are net of potential uncollectible amounts.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

As of December 31, 2004, the Company had approximately 832 open claim files for potential asbestos exposures and 446 open claim files for potential environmental exposures on business written prior to 1986. Approximately 49% of the open claim files in 2004 and 43% in 2003 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos	Environmental
	Claims	Claims

Total number of claims outstanding at December 31, 2001	453	543
New claims reported in 2002	117	42
Claims resolved in 2002	33	70

Total number of claims outstanding at December 31, 2002	537	515
New claims reported in 2003	205	49
Claims resolved in 2003	38	74

Total number of claims outstanding at December 31, 2003(1)	704	490
New claims reported in 2004	171	38
Claims resolved in 2004	43	82

Total number of claims outstanding at December 31, 2004	832	446

(1)	Includes certain precautionary claims not considered in 2003 annual report

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

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2004, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (Continued)

The September 11 Event

Terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”) are estimated to have caused the largest ever man-made insured losses for the property and casualty insurance industry. The Company has exposure to this event with claims arising mainly from its aviation, property, personal accident and business interruption insurance and reinsurance coverages. In 2001, the Company performed a detailed analysis of contracts it believed were exposed to this event. A net loss of $795.9 million related to the September 11 event was recorded in the year ended December 31, 2001. Included in the this net loss were net losses and loss expenses of $760 million. During 2002, the Company increased loss reserves by $200.0 million following the receipt of updated loss information. Due principally to the complexity of the claims and inherent lag in reporting from insureds and cedents, management believed it was necessary to increase the estimate for ultimate losses. During 2003, the Company reduced loss reserves by $197.2 million related to the reinsurance segment, primarily aviation lines, due to higher than expected levels of participation (97%) in the September 11 Victims Compensation Fund. During 2004, the Company increased reserves by $18.7 million primarily as a result of an increase in accident and health claims related to the September 11 event.

At December 31, 2004, net losses and loss expenses comprise gross claims of $1.9 billion with estimated reinsurance recoveries of $1.1 billion. The Company has paid approximately 67% of its estimated ultimate net losses related to the September 11 event as at December 31, 2004.

10. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally rated “A” or better by Standard & Poor’s (“S&P”) or, in the case of Lloyd’s syndicates, “B+” from Moody’s Investors Service, Inc. (“Moody’s”). The Company considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis.

The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

	Premiums Written			Premiums Earned
	Year Ended December 31,			Year Ended December 31,

(U.S. dollars in thousands)	2004	2003	2002	2004	2003	2002

Direct	$5,765,274	$5,028,400	$4,366,950	$5,364,305	$4,997,970	$3,964,592
Assumed	3,612,274	3,595,680	3,347,055	3,819,399	3,225,416	2,901,516
Ceded	(2,110,374)	(2,071,800)	(1,942,379)	(2,201,155)	(2,142,353)	(1,967,035)

Net	$7,267,174	$6,552,280	$5,771,626	$ 6,982,549	$6,081,033	$4,899,073

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.0 billion, $1.9 billion and $1.4 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.6 billion at December 31, 2003, collateralizing reinsurance recoverables with respect to certain reinsurers.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Reinsurance (Continued)

The following table presents an analysis of total unpaid losses and loss expenses recoverable between general, life and annuity, and financial operations for the year ended December 31:

(U.S. dollars in thousands)	2004	2003

General operations	$6,713,791	$5,772,881
Life and annuity operations	23,585	3,587
Financial operations	3,143	3,529

Total unpaid losses and loss expenses recoverable	$6,740,519	$5,779,997

At December 31, 2004, the total reinsurance assets of $7.8 billion include reinsurance recoverables for paid losses and loss expenses of $1.1 billion and $6.7 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to the Company.

At December 31, 2004, the provision for uncollectible reinsurance was $279 million. To estimate this provision, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which the Company believes there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

At December 31, 2004, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Included in unpaid loss and loss expenses recoverable at December 31, 2004 from general operations is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (currently rated A by Standard and Poor’s) of $1.45 billion related to the acquisition of Winterthur International. Also, of the total unpaid loss and loss expense recoverable and reinsurance balances receivable at December 31, 2004 of $7.8 billion, approximately $2.0

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Deposit Liabilities

billion related to Winterthur International and these recoverable balances are also guaranteed by Winterthur Swiss Insurance Company. See Note 5(b).

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

Total deposit liabilities are comprised of the following:

Year ended December 31,
(U.S. dollars in thousands)	2004	2003

Reinsurance and insurance deposit liabilities	$1,744,412	$1,746,619
Guaranteed investment contract deposit liabilities	3,981,178	2,303,715

Total deposit liabilities	$5,725,590	$4,050,334

Interest expense of $129.9 million, $105.1 million and $65.9 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2004, 2003 and 2002, respectively.

12. Future Policy Benefit Reserves

During 2004 and 2003, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 5.1% and 5.2% at December 31, 2004 and 2003, respectively. Total future policy benefit reserves for the year ended December 31, 2004 and 2003 were $4.5 and $3.2 billion, respectively. Substantially all of these reserves relate to closed blocks of annuities.

13. Notes Payable and Debt and Financing Arrangements

As at December 31, 2004, the Company had bank, letter of credit and loan facilities available from a variety of sources, including commercial banks, totaling $7.8 billion, (2003: $6.1 billion) of which $2.7 billion (2003: $1.9 billion) of debt was outstanding. In addition, $3.0 billion (2003: $2.7 billion) of letters of credit were outstanding as at December 31, 2004, 6.6%, (2003: 8.7%) of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (Continued)

The financing structure at December 31, 2004 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day and 3-year Revolvers	$ 660,000	$ –
7.15% Senior Notes due 2005	100,000	100,000
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,761	597,761
5.25% Senior Notes due 2014	593,670	593,670
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$ 3,381,431	$ 2,721,431

Letters of Credit:
8 Facilities-total	$ 4,371,167	$ 2,991,676

(1)	“Commitment” and “In Use” data represent December 31, 2004 accreted values.

The financing structure at December 31, 2003 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day Revolver	$ 675,000	$ –
7.15% Senior Notes due 2005	99,986	99,986
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,441	597,441
Zero Coupon Convertible Debentures due 2021	642,340	642,340
Liquid Yield Option Notes(tm) due 2021	310,716	310,716

	$ 2,580,483	$ 1,905,483

Letters of Credit:
8 facilities-total	$ 3,528,652	$ 2,695,893

(1)	“Commitment” and “In Use” data represent December 31, 2003 accreted values.

There were no borrowings or repayments under the Company’s revolving credit facilities during 2004 or 2003.

During 2004, the Company renewed a $200 million unsecured bilateral letter of credit facility that was fully utilized throughout 2004 and at December 31, 2004.

In June 2004, the Company replaced its principal revolving credit and letter of credit facility that had amounted to $2.5 billion with two facilities – one $2.0 billion facility with a tenor of 3 years and a $1.0 billion facility with a tenor of 364 days. Of the aggregate amount of $3.0 billion, $600 million is available as revolving credit and up to $3.0 billion is available in the form of letters of credit, with the combined total not to exceed $3.0 billion. As at December

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (Continued)

31, 2004 approximately $1.9 billion of the 3-year facility was in use in the form of letters of credit while the 364-day facility was unutilized at that date.

In September 2004, the Company created a new $100 million unsecured bilateral credit facility that was unutilized during 2004 and at December 31, 2004. Of the aggregate amount of $100 million, $60 million is available as revolving credit and up to $100 million is available in the form of letters of credit, with the combined total not to exceed $100 million.

In November 2004, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was £450 million (approximately $863 million) at December 31, 2004.

In November 2004, the Company issued the second tranche of $300 million aggregate principal amount of 5.25% Senior Notes due September 2014. The bonds were issued at 98.419% and gross proceeds were $298.7 million. Related expenses of the offering amounted to approximately $2.0 million. Proceeds of these notes, together with proceeds from the issuance of the 2024 senior notes described below, were used to redeen the Zero Coupon Convertible Debentures (“CARZ”) as described below.

In November 2004, the Company issued $350 million aggregate principal amount of 6.375% Senior Notes due November 2024. The bonds were issued at par and gross proceeds were $350 million. Related expenses of the offering amounted to approximately $2.0 million. Proceeds of these notes, together with proceeds form the issuance of the second tranche of 2014 senior notes described above, were used to redeem the CARZ as described below.

In August 2004, the Company issued the first tranche of $300 million aggregate principal amount of 5.25% Senior Notes due September 2014. The bonds were issued at 99.432% and gross proceeds were $298.3 million. Related expenses of the offering amounted to approximately $1.7 million. Proceeds of these notes were used to redeem the Liquid Yield Option Notes (“LYONs”), as described below.

In March 2004, the Company issued 33 million 6.5% Equity Security Units (“Units”) in a public offering. The Company received approximately $800.2 million in net proceeds from the sale of the Units after deducting underwriting discounts. Each Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligations under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy, in full, the Unit holders’ obligations to purchase its ordinary shares under the purchase contracts.

In connection with this transaction, $88.6 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid-in capital” and a corresponding liability was established. Of the $26.9 million total

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (Continued)

costs associated with the issuance of the Units, $23.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt. The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and twelve month periods ended December 31, 2004.

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

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $109.9 million was charged to “Additional Paid in Capital” and a deferred liability was established (included with “Other liabilities”) of $102.5 million in the Consolidated Balance Sheet at December 31, 2003. The Company began to amortize this liability that resulted in additional interest expense of approximately $3.5 million in 2004 and $2.0 million in 2003 and the liability will continue to be amortized over a ten year term.

In December 2004, XL Financial Assurance Ltd. (“XLFA”) entered into a put option agreement and an asset trust expense reimbursement agreement with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The put option is recorded at fair value with changes in fair value recognized in earnings.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (Continued)

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

In September 2001, the Company issued $508.8 million principal amount at maturity (subsequently increased to $514.6 million under the provisions of an upward interest adjustment provision) of LYONs. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or 2.896% per annum on an annual basis. The accretion rate for the year to September 7, 2004, was increased by 0.645% per annum on a semi-annual basis to 3.52% on a semi-annual basis and 3.551% per annum on an annual basis as a result of the of the Company’s ordinary share price in the 30-day period leading up to the second put date in September 2003. On September 7, 2004, the Company redeemed the entire issue of LYONs at their accreted value of approximately $317 million, using proceeds from the issuance of the first tranche of Senior Notes due 2014, as described above.

In May 2001, the Company issued $1,010.8 million principal amount at maturity of CARZ. On May 26, 2004, the Company made a one-time cash payment to holders of the CARZ for not exercising their put rights. On November 8, 2004, the Company redeemed the entire issue of CARZ at a total cost of approximately $657.6 million using proceeds from the issuance of the second tranche of Senior Notes due 2104 and the Senior Notes due 2024, as described above.

During 1995, the Company issued $100.0 million of 7.15% Senior Notes due November 15, 2005 through a public offering at a price of $99.9 million.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal during 2005 and 2007. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries (other than its “AAA” financial guaranty companies) and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (Continued)

Under the Company’s 364-day facilities, 3-year credit facility, five-year credit facilities and ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or the Company’s insurance and reinsurance rated operating subsidiaries (other than its “AAA” financial guaranty companies) fail to maintain a rating of at least “A” from S&P, an event of default would occur. The Company currently has an “A+ under review” rating from A.M. Best and “AA–” from S&P.

The 6.5% Guaranteed Senior Notes indentures contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under both the 6.5% Guaranteed Senior Notes indentures.

Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below “A” (as measured by the financial strength rating from A.M. Best at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

14. Derivative Instruments

The Company enters into derivative instruments for both risk management and trading purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

The following table summarizes these instruments and the effect on net income in the years ended December 31, 2004, 2003 and 2002:

(U.S. dollars in thousands)	2004	2003	2002

Credit derivatives	$52,897	$(25,787)	$(46,137)
Weather and energy derivatives	1,997	1,103	16,607
Investment derivatives	23,125	(2,858)	(22,231)

Net realized and unrealized (losses) gains on derivatives	$78,019	$(27,542)	$(51,761)

(a) Credit Derivatives

Credit derivatives are recorded at fair value. In determining the fair value of credit derivatives, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade appropriate market indices are not readily available. Accordingly, the Company uses an alternative fair value method-

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Instruments (Continued)

(a) Credit Derivatives (continued)

ology. Under this methodology, the fair value is determined using a cash flow model developed by the Company which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In general, the Company holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. For the years ended December 31, 2004, 2003, and 2002 the change in the fair value of credit derivatives issued in connection with the Company’s financial guaranty business was a gain of $52.9 million, a loss of $25.8 million, and a loss of $46.1 million, respectively.

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

The change in fair value recorded for the weather and energy derivatives was a gain of $2.0 million, $1.1 million and $16.6 million for the year ended December 31, 2004, 2003 and 2002, respectively.

(c) Investment Derivatives, Including Embedded Derivatives

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity securities investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. In addition, certain of the Company’s investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist. The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at December 31, 2004 was $3.8 million and the net foreign currency denominated receivable was $31.1 million at December 31, 2003, with a net unrealized loss of $11.8 million as at December 31, 2004 and $6.7 million as at December 31, 2003.

The Company also uses foreign exchange forward contracts, in certain cases to hedge net investments in foreign operations against adverse movements in exchange rates. The Company manages its consolidated net foreign exchange exposure and from time to time hedges specific net in foreign operations. The Company measures ineffectiveness based upon the change in forward rates. For the year ended December 31, 2004, $26.7 million of net losses related to these foreign exchange forward contracts and were included in the cumulative translation adjustment. For the same period, no net losses were recorded in earnings representing the amount of the hedges’ ineffectiveness as the change in the value of the forward contract was fully offset by a corresponding change in the underlying investment.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Instruments (Continued)

(d) Interest Rate Exposure

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risks associated with certain of its assets and liabilities. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and to convert a variable rate of interest from one basis to another. The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts.

The Company designates certain of its derivative instruments as fair value hedges or cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedge to specific assets and liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

At December 31, 2004, contracts designated as fair value and cash flow hedges were in a $13.4 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were increased by $19.9 million at December 31, 2004. The ineffective portion of the hedge amounted to $1.8 million as part of net realized losses. The interest rate swap hedges resulted in a reduction in interest expense and a reduction in net investment income of $14.8 million and $4.4 million, respectively, for the year ended December 31, 2004.

At December 31, 2003, contracts designated as fair value and cash flow hedges were in a $3.2 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were increased by $3.1 million at December 31, 2003. The ineffective portion of the hedge amounted to $0.1 million as part of net realized gains. The interest rate swap hedges resulted in a reduction in interest expense of $2.6 million for the year ended December 31, 2003.

In August 2004, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of fixed-rate debt. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 (see Note 8 above). The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 10-year term of the related debt.

In 2002, the Company entered into a treasury rate lock agreement with the underwriters of the 6.50% Guaranteed Senior Notes due 2012 (2001: 6.58% Guaranteed Senior Notes due 2011). The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company’s debt that would have resulted from an increase in the yield of the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. The total cost of the hedge was $4.2 million. In 2001, a loss of $5.6 million was recorded in net realized and unrealized gains and losses related to the cancellation of the treasury lock agreement relating to the 6.58% notes due 2011 due to the September 11, 2001 event

(e) Financial Market Exposure

The Company also uses bond and stock index futures to add value to the portfolio where market inefficiencies are believed to exist, to equitize cash holdings of equity managers and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities. These instruments are marked to market on a

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Instruments (Continued)

(e) Financial Market Exposure (continued)

daily basis and changes in fair values are recorded through net realized and unrealized gains and losses on derivative instruments. The Company measures potential losses in fair values using various statistical techniques.

(f) Other Derivatives

The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices.

The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities, as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings.

15. Off-Balance Sheet Arrangements

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

In December 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with the Asset Trust. The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The put option is recorded at fair value with changes in fair value recognized in earnings.

In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Off-Balance Sheet Arrangements (Continued)

option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company.

16. Variable Interest Entities

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

The Company has an investment in the junior notes of a collateralized debt obligation (“CDO”). The Company also issued financial guaranties for the senior notes of the CDO. As of December 31, 2004, the CDO had assets of $468.2 million and liabilities of $395.6 million and the Company’s maximum exposure to loss as a result of its financial guaranties and investment in this variable interest entity was approximately $412.3 million. The Company could experience a loss in the event that the cash flows relating to the underlying assets are not collected as expected. The Company is not the primary beneficiary of this entity and therefore is not required to consolidate this entity.

17. Exposures Under Guaranties

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non- payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The future value of installment premiums for such guarantees totaled approximately $505.8 million and $467.0 million at December 31, 2004 and 2003, respectively. The range of maturity of the insured obligations is one to thirty-five years. The Company does not record a carrying value for future installment premiums as they are recognized over the term of the contract.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Exposures Under Guaranties (Continued)

The following table presents financial guaranty aggregate insured portfolios at December 31, 2004 where the net par outstanding was $76.0 billion, which includes credit default swap exposures of $11.3 billion. The net principal and interest insured as of December 31, 2004 and 2003 was $108.3 billion and $77.3 billion, respectively. The liability for these credit derivatives had a carrying value of $49.5 million and $131.6 million at December 31, 2004 and 2003, respectively.

	Net Par
	Outstanding	% of Total

Credit Quality:
AAA	$22,031	28.9%
AA	8,541	11.2%
A	24,517	32.1%
BBB	20,325	26.7%
BB and below	850	1.1%

Total	$76,264	100.0%

	Net Par
	Outstanding	% of Total

Geographic:
United States	$65,471	85.8%
United Kingdom	2,573	3.4%
Brazil	1,423	1.9%
Mexico	681	0.9%
Other (1)	4,684	6.1%
International (2)	1,432	1.9%

Total	$76,264	100.0%

(1)	Other includes Canada, France, Germany, Korea, Chile, Australia, Japan, Portugal, El Salvador, Jamaica, Panama, Costa Rica, Qatar, New Zealand and Spain.
(2)	International includes multi-country transactions where there is no majority exposure to any single country.

	Net Par
	Outstanding	% of Total

Sector Allocation:
Collateralized Debt Obligations	$14,017	18.4%
Consumer Assets	14,868	19.5%
Public Finance	30,764	40.3%
Other Single Risk	8,676	11.4%
Other Structured Finance	515	0.7%
Commercial Assets	7,424	9.7%

Total	$76,264	100.0%

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

The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively “reinsurance assets”), investments and cash and cash equivalent balances. The Company’s reinsurance assets at December 31, 2004 amounted to $7.8 billion and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

In addition, the Company underwrites a significant amount of its general insurance and reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During 2004, 2003 and 2002, approximately 22%, 24% and 23%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2004, 2003 and 2002, approximately 17%, 17% and 17%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from general operations in any of the three years ended December 31, 2004, 2003, or 2002.

The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2004, 2003, or 2002.

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (“Winterthur International”) primarily to extend its predominantly North American based large corporate insurance business globally. The Company provisionally paid to the Seller $405.6 million at closing for Winterthur International based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at December 31, 2000 and the price was subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur International operations as at June 30, 2001. In December 2003, the Company reached an agreement with the Seller as to the final purchase price, which was $330.2 million. As a result, $75.4 million in cash was returned to the Company.

Included in unpaid loss and loss expenses recoverable at December 31, 2004 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”) relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

(a) Concentrations of Credit Risk (Continued)

incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be in each case, the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller have made submissions for the independent actuarial process. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are $2.0 billion in the aggregate as of December 31, 2004. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above. The Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at December 31, 2004 and amounted to approximately $281 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

At December 31, 2004, certain reinsurers responsible for some portions of the reinsurance of the Winterthur business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	A submission of the Seller is closer to the valuation developed by the independent actuary

(ii)	There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what is reported in the Company’s December 31, 2004 financial statements

(iii)	The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections.

(iv)	Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

(b) Other Investments

The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. The Company has commitments which include potential additional add-on clauses, to invest a further $2.2 million over the next five years.

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $50.6 million over the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2017. Total rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $31.2 million, $42.3 million and $30.4 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31,
(U.S. dollars in thousands)
2005	$33,925
2006	31,440
2007	29,174
2008	24,486
2009	22,542
2010-2023	116,650

Total minimum future rentals	$258,217

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $185.2 million and $150.0 million as, and deferred a gain of $54.5 million and $50.0 million related to the sale at December 31, 2003 related to this lease at December 31, 2004 and 2003, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $369.5 million and annually for the next five years are as follows:

Year Ended December 31:
(U.S. dollars in thousands)
2005	$11,747
2006	12,040
2007	12,341
2008	12,650
2009	12,966

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

(f) Letters of Credit

At December 31, 2004 and 2003, $3.0 billion and $2.7 billion of letters of credit were outstanding, 6.6% and 8.7% of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

19. Share Capital

(a) Authorized and Issued

The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. In June 2000, the Company’s Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis. All ordinary shares in issue at December 31, 2004 are Class A ordinary shares.

The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31
(in thousands)	2004	2003	2002

Balance – beginning of year	137,343	136,063	134,734
Exercise of options	819	722	1,096
Issue of restricted shares	661	512	220
Issue of shares – Employee stock purchase plan	168	67	47
Repurchase of shares	(59)	(21)	(34)
Issue of shares	–	–	–

Balance – end of year	138,932	137,343	136,063

The Company issued 9.2 million shares during November 2001 at a price of $89.00 per share to support capital requirements subsequent to the September 11 event. Net proceeds received were $787.7 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(a) Authorized and Issued (continued)

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

(b) Share Repurchases

The Company has had several stock repurchase plans as part of its capital management program. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500.0 million. During 2001, the Company repurchased 1.5 million ordinary shares at a total cost of $116.9 million, or an average cost of $76.40 per ordinary share. During 2000, the Company repurchased 5.1 million ordinary shares at a total cost of $247.7 million, or an average cost of $48.82 per ordinary share. During 2004, 2003 and 2002 no share repurchases took place under the January 9, 2000 authorization. The Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(c) Stock Plans (continued)

Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. Restricted stock issued under the plan totaled 596,411 shares, 496,671 shares, and 225,960 shares in 2004, 2003, and 2002, respectively.

Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. In 2004, these options were granted under the Directors Stock & Option Plan. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments are credited in the form of ordinary share units calculated by dividing 110% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 3,819, 3,153, and 3,622 in 2004, 2003 and 2002, respectively.

A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 8,351, 8,598, and 6,659 were issued in 2004, 2003 and 2002, respectively. Total units are granted as shares upon retirement from the Board.

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

The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002. The ESPP is administered by a committee which consists of members of the Compensation Committee of the Company’s Board of Directors. The ESPP has two offering periods a year. The first period commenced on July 1, 2002. All employees of the Company and its designated participating subsidiaries, are eligible to participate in the ESPP provided they have been employed at least one month prior to the start of the offering period and they do not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees can invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value (measured on the first day of the offering period) of U.S. $25,000. The total number of shares purchased in any offering period cannot exceed 1,000 shares. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six month offering period. Once purchased, employees can sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP are eligible to receive dividends on the Company’s shares. A total of 1,255,000 ordinary shares may be issued under the ESPP. The number of share issued during the years ended December 31, 2004 and 2003 were 167,890 and 66,848, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (Continued)

(d) FAS 123

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	2.54%	2.80%	2.00%
Risk free interest rate	3.00%	2.81%	4.58%
Expected volatility	27.0%	30.0%	30.9%
Expected lives	6.0 years	5.0 years	5.0 years

Total stock based compensation expensed, which related to amortization of restricted stock, was $28.4 million, $17.9 million, and $14.3 million in 2004, 2003, and 2002, respectively.

(e) Options

Following is a summary of stock options and related activity:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding – beginning of year	11,781,228	$72.13	11,198,066	$71.31	9,194,132	$61.10
Granted	1,883,072	$78.81	1,805,871	$68.85	3,460,149	$92.36
Exercised	(821,624)	$49.43	(698,895)	$47.13	(1,010,849)	$51.17
Cancelled	(733,136)	$82.23	(523,814)	$75.01	(445,366)	$71.07

Outstanding – end of year	12,109,540	$74.19	11,781,228	$72.13	11,198,066	$71.31

Options exercisable	8,443,215		7,278,812		6,068,326

Options available for grant	6,866,681	*	8,707,681	*	10,451,872	*

Available for grant includes shares that may be granted as either stock options or restricted stock.

The exercise price of the Company’s options granted is the market price of the Company’s Class A ordinary shares on the grant date, except as noted below.

The following options were granted with an exercise price in excess of the market price on the grant date; 295,000 options with an exercise price of $88.00 and the market price was $77.10.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

(e) Options (continued)

The following table summarizes information about the Company’s stock options (including stock appreciation rights) for options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

			Average
		Weighted	Remaining		Weighted
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Options	Exercise Price	Life	Options	Exercise Price

$24.95 – $34.63	107,861	$31.02	0.9 years	107,861	$31.02
$37.75 – $56.63	2,098,295	$47.94	3.4 years	2,098,295	$47.94
$57.00 – $82.31	6,716,217	$74.33	6.7 years	4,206,752	$74.78
$86.64 – $96.56	3,187,167	$92.45	7.3 years	2,030,307	$92.82

$24.95 – $96.56	12,109,540	$74.11	6.3 years	8,443,215	$71.86

(1)	Includes 1,601 options outstanding and exercisable, with an average exercise price of $30.59 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.
(2)	Includes 14,455 options outstanding and exercisable, with an average exercise price of $40.89 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

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

The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over 5 years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $38.8 million, $27.5 million and $22.2 million in the years ended December 31, 2004, 2003 and 2002, respectively.

A qualified non-contributory defined benefit pension plan exists to cover a substantial number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of plan assets were $27.0 million, $27.0 million and $13.8 million, respectively, as of December 31, 2004, and $23.9 million, $23.9 million and $13.1 million, respectively, as of December 31, 2003.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

	Before Tax	Tax Expense	Net of Tax
(U.S. dollars in thousands)	Amount	(Benefit)	Amount

Year Ended December 31, 2004:
Unrealized gains (losses) on investments:
Unrealized gains arising during year	$424,118	$ 40,921	$383,197
Less reclassification for gains (losses) realized in income	246,547	13,012	233,535

Net unrealized gains on investments	177,571	27,909	149,662
Derivative loss on cash flow hedge	(6,118)	–	(6,118)
Foreign currency translation adjustments	(203,808)	(30,342)	(173,466)

Change in accumulated other comprehensive income	$ (32,355)	$ (2,433)	$ (29,922)

Year Ended December 31, 2003:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$ 442,317	$ (6,659)	$ 448,976
Less reclassification for gains realized in income	120,195	13,451	106,744

Net unrealized gains (losses) on investments	322,122	(20,110)	342,232
Foreign currency translation adjustments	(36,380)	471	(36,851)

Change in accumulated other comprehensive income	$ 285,742	$(19,639)	$ 305,381

Year Ended December 31, 2002:
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during year	$ 198,695	$ (3,261)	$ 201,956
Less reclassification for gains (losses) realized in income	(214,160)	(22,335)	(191,825)
Net unrealized losses on investments	412,855	19,074	393,781
Foreign currency translation adjustments	3,615	(431)	4,046

Change in accumulated other comprehensive income	$ 416,470	$ 18,643	$ 397,827

22. Dividends

In 2004 and 2003, the Company paid dividends of $40.3 million, respectively, to Series A and Series B preference shareholders.

In 2004, four regular quarterly dividends were paid at $0.49 per share to ordinary shareholders of record as of March 8, June 7, September 6 and December 6.

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

The Company’s Indian subsidiary is not subject to certain income and capital gains taxes under current Indian law. This subsidiary is exempt from these taxes until March 31, 2009 pursuant to the Income Tax Act 1961.

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

The income tax provisions for the years ended December 31, 2004, 2003 and 2002 are as follows:

Year Ended December 31
(U.S. dollars in thousands)	2004	2003	2002

Current Expense:
U.S.	$11,953	$ 8,268	$ 988
Non U.S.	32,513	11,355	3,521

Total current expense	$44,466	$ 19,623	$ 4,509

Deferred Expense (Benefit):
U.S.	$41,673	$(97,382)	$ (2,949)
Non U.S.	(1,613)	107,808	21,087

Total deferred expense	$40,060	$10,426	$18,138

Total Tax Expense	$84,526	$30,049	$22,647

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (Continued)

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2004 and 2003 is provided below:

(U.S. dollars in thousands)	2004	2003

Expected tax provision at weighted average rate	$ 99,420	$33,062
Permanent differences:
Non taxable investment income	(1,619)	(3,729)
Non taxable income	(3,260)	(4,292)
Prior year adjustments	(7,358)	(1,958)
State, local and other taxes	7,234	1,467
Valuation allowance	50,240	(9,859)
Tax attributable to other comprehensive income	50	14,159
Transfer pricing adjustments	(65,513)	(12,039)
Gain on contributed securities	–	2,968
Non deductible expenses	8,630	2,009
Contingency reserve	(2,450)	6,265
Other	(848)	1,996

Total tax expense (benefit)	$ 84,526	$30,049

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

(U.S. dollars in thousands)	2004	2003

Deferred Tax Asset:
Net unpaid loss reserve discount	$69,555	$ 62,220
Net unearned premiums	26,868	38,060
Compensation liabilities	2,786	1,691
Net operating losses	185,997	225,227
Alternative minimum tax credits	16,881	11,927
Investment adjustments	7,533	3,610
Deferred acquisition costs	32,528	7,645
Pension	2,558	–
Bad Debt Reserve	6,502	–
Guaranty fund recoupment	3,643	–
Currency translation adjustments	9,842	–
Other	21,704	4,354

Deferred tax asset, gross of valuation allowance	386,397	354,734
Valuation allowance	68,556	18,316
Deferred tax asset, net of valuation allowance	317,841	336,418

Deferred Tax Liability:
Net unrealized appreciation on investments	25,243	23,135
Currency translation adjustments	0	3,206
Other	3,999	–

Deferred tax liability	29,242	26, 341

Net Deferred Tax Asset	$288,599	$310,077

The valuation allowance at December 31, 2004 and December 31, 2003 of $68.5 million and $18.3 million, respectively, relates to net operating loss carryforwards in Switzerland and Australia that may not be realized within a reasonable period. The deferred tax asset for certain net operating loss carryforwards and valuation allowance at December 31, 2003, was reduced by $22.4 million for amounts attributable to the pre-acquisition period of certain affiliates. U.S. net operating loss carryforwards at December 31, 2004 were approximately $248 million and will expire in future years through 2023. As of December 31, 2004, net operating loss carryforwards in the U.K. were approximately $270 million and have no expiration. As of December 31, 2004, net operating loss carryforwards in Switzerland were approximately $311 million and will expire in future years through 2011.

Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.S. group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for the U.S. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.S. group, management has determined that the projected U.S. consolidated income will be sufficient to utilize the net operating losses of approximately $248 million within a reasonable period. Management will continue to evaluate income generated in future periods by the U.S. group in determining the reasonableness of its position. If management determines that future income generated by the U.S. group is insufficient to cause the realization of the net operating

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Taxation (Continued)

losses within a reasonable period, a valuation allowance would be required for the U.S. portion of the net deferred tax asset, in the amount of $240 million.

Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a member of the U.S. group, entered into an adverse development reinsurance treaty with another non U.S. reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and will limit future loss development at XLRA relating to these underwriting years. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company, however as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2000 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

Shareholders’ equity at December 31, 2004 and 2003 reflected tax benefits of $3.6 million and $2.9 million, respectively, related to compensation expense deductions for stock options exercised for one of the Company’s U.S. subsidiaries.

24. Statutory Financial Data

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus as reported to relevant regulatory authorities for the principal operating subsidiaries of the Company for the years ended December 31, 2004 and 2003 was as follows:

	Bermuda		U.S.(1)		U.K., Europe and Other

(U.S. dollars in thousands)	2004	2003	2004	2003	2004	2003

Required statutory capital and surplus	$3,157,650	$2,630,982	$ 152,100	$ 130,100	$308,873	$232,615
Actual statutory capital and surplus	$9,740,332	$6,584,779	$1,861,928	$1,716,528	$919,609	$806,627

(1)	Required statutory capital and surplus represents the minimum regulatory requirements for licensing without considering Risk-Based Capital (“RBC”) standards. The 100% RBC level for principle U.S. operating subsidiaries was $569 million and $546 million at December 31, 2004 and 2003 respectively.

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

Except as noted below, there are no statutory restrictions on the payment of dividends from retained earnings by any of the Company’s subsidiaries as applicable minimum levels of solvency and liquidity have been met and all regulatory requirements and licensing rules complied with. At December 31, 2004, and 2003 XL Reinsurance America (“XLRA”), the Company’s lead property and casualty subsidiary in the United States, had a statutory deficit of $84.4 million and $210.3 million, respectively. As a result, XLRA is not currently able to make a dividend distribution under New York insurance law without obtaining prior approval of the New York Insurance Department. Similarly, four of the six property and casualty subsidiaries directly or indirectly owned by XLRA also had statutory deficits ranging from $0.2 million to $57.4 million at December 31, 2004 and five of the six had statutory deficits ranging from $3.6 million to

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Statutory Financial Data (continued)

$77.0 million at December 31, 2003. As a result, these subsidiaries are similarly unable to currently make a dividend distribution under the insurance law of their respective states of domicile without obtaining prior approval from the domicile insurance department, which include Delaware, New York and North Dakota. At December 31, 2004 and 2003, XL Insurance Company Limited (previously known as Winterthur International Insurance Company Limited) had a statutory earned deficit and is restricted from making a dividend distribution at this time under U.K. Company law.

25. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(U.S. dollars in thousands, except per share amounts)	2004	2003	2002

Basic Earnings Per Ordinary Share:
Net income available to ordinary shareholders	$1,126,292	$371,658	$395,951
Weighted average ordinary shares outstanding	137,903	136,906	135,636
Basic earnings per ordinary share	$ 8.17	$ 2.71	$ 2.92

Diluted Earnings Per Ordinary Share:
Net income available to ordinary shareholders	$1,126,292	$371,658	$395,951

Weighted average ordinary shares outstanding – basic	137,903	136,906	135,636
Average stock options outstanding (1)	679	1,281	1,752

Weighted average ordinary shares outstanding – diluted	138,582	138,187	137,388

Diluted earnings per ordinary share	$ 8.13	$ 2.69	$ 2.88

(1)	Net of shares repurchased under the treasury stock method.

26. Related Party Transactions

At December 31, 2004, the Company owned minority stakes in eight independent investment management companies (“Investment Management Affiliates”). These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Management Affiliates.

On December 31, 2002, the Company entered into an agreement with Annuity and Life Reinsurance, Ltd. (“ALRE”), a subsidiary of Annuity and Life Re (Holdings), Ltd. (“ANR”), pursuant to which the Company assumed certain blocks of life reinsurance business. The Company has an investment in ANR that is accounted for as an affiliate under the equity method pursuant to APB Opinion 18, but the Company does not have the ability to control ANR or direct its operating and financial policies. Under the agreement, the Company assumed five blocks of life reinsurance business from ALRE and entered into a 50% quota share reinsurance contract with ALRE with respect to four of those blocks of business. As consideration for the novation of the five blocks of business from ALRE, the Company made a payment of approximately $44.0 million. As consideration for the 50% quota share reinsurance contract, the Company received a ceding commission of approximately $26.0 million. In connection with the transferred blocks of business, ALRE also transferred to the Company approximately $66.0 million in assets and related future policy benefit reserves. The 50% quota share reinsurance contract is structured as a modified coinsurance arrangement, as such, the Company recorded a liability for the funds withheld in reinsurance balances payable on the balance sheet in the amount of $25.0 million.

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

27. XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.6 billion as of December 31, 2004.

28. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2004 and 2003:

	First	Second	Third	Fourth
(U.S. dollars in thousands, except per share amount)	Quarter	Quarter	Quarter	Quarter

2004
Net premiums earned – general operations(1)	$1,574,925	$1,830,225	$1,867,284	$1,710,115
Net premiums earned – life operations	116,932	994,048	97,378	197,341
Net premiums earned – financial operations	32,588	34,024	56,471	38,202
Underwriting profit(loss) – general operations(1)	192,606	218,630	(161,968)	100,040
Net income available to ordinary shareholders	452,169	363,604	22,471	288,048
Net income per ordinary share and ordinary share equivalent – basic	$ 3.29	$ 2.64	$ 0.16	$ 2.08
Net income per ordinary share and ordinary share equivalent – diluted	$ 3.25	$ 2.62	$ 0.16	$ 2.07
2003
Net premiums earned – general operations (1)	$1,431,887	$1,469,520	$1,663,713	$1,515,913
Net premiums earned – life operations	92,771	70,482	86,428	498,814
Net premiums earned – financial operations	26,973	35,807	35,307	41,535
Underwriting profit(loss) general operations (1)	214,347	141,923	45,164	(485,551)
Net income (loss) available to ordinary shareholders	239,857	347,659	98,971	(314,829)
Net income (loss) per ordinary share and ordinary share equivalent – basic (2)	$ 1.76	$ 2.54	$ 0.72	$ (2.29)
Net income (loss) per ordinary share and ordinary share equivalent – diluted (2)	$ 1.74	$ 2.51	$ 0.71	$ (2.29)

(1)	Certain reclassifications have been made relating to the Company’s change in presentation of financial operations. There was no effect on net income from this change in presentation.
(2)	Average stock options outstanding have been excluded where anti-dilutive to earnings per share. Consequently, where there is a net loss, basic weighted average ordinary shares outstanding are used to calculate net loss per share.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Unaudited Quarterly Financial Data (continued)

In the third quarter at 2004 the Company recorded net loss and loss expenses of $446.8 million in relation to the 2004 Atlantic hurricane season, which resulted in four insured hurricane aggregating to the largest seasonal loss in history. In the fourth quarter of 2004 that loss estimate was increased by $69.8 million. In addition, the Company incurred net loss and loss expenses of $74.6 million in relation to the tsunami in South Asia in December of 2004.

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

In the fourth quarter of 2003, the Company completed the claims audit review and its normal year end review of all of its property and casualty reserves and reported a total pre-tax charge of $694.0 million ($647.0 million post tax) related to the following changes to loss reserves :

a) Claims audit review	$ 663.0 million
b) Year end reserve review –
Reinsurance – September 11, event	$(181.0)million
Reinsurance – excluding September 11 event	62.0 million
Insurance	150.0 million

Total pre-tax charge	$ 694.0 million

Also in the fourth quarter of 2003, the Company assumed two portfolios of long duration, closed block annuity reserves of approximately $390.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the Framework criteria.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, have issued an audit report on the Company’s assessment of its internal control over financial reporting. This report appears on page 174. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders – Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the Company’s equity compensation plan information as of
December 31, 2004

	Number of securities to be issued	Weighted-average exercise	Number of Securities
	upon exercise of outstanding	price of outstanding	remaining available
	options, warrants and rights	options, warrants and rights	for future issuance
			under equity
			compensation
			plans (excluding
			securities reflected in
			column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans	11,930,432	$74.11	5,881,583 (1)
approved by security
holders

Equity compensation plans	352,725	$50.00	125,844(3)
not approved by security
holders (2)

Total	11,577,707	$74.17	5,755,739

(1)	906,177 shares may be issued as awards of restricted stock, restricted stock units or performance shares.
(2)	The Company’s 1999 Performance Incentive Program for Employees (the “1999 Program”) provides for grants of non-statutory stock options, restricted stock, performance shares and performance units to employees of the Company and its subsidiaries who are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The 1999 Program is administered by the Board of Directors of the Company or the Compensation Committee, as determined from time to time by the Board of Directors.
(3)	125,844 shares may be issued as awards of restricted stock or performance shares.

The remaining information required by this Item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information is incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page

Report of Indpendent Auditors	174

1. Financial Statements

Included in Part II – See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

3. Exhibits

Exhibit	Description
______	_________
3.1	Memorandum of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.
3.2	Articles of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.
4.1	Rights Agreement, dated as of September 11, 1998, between EXEL Limited and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 1998.
4.2	Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.16(a) to the Company’s Current Report on Form 8-K filed on January 14, 2002.
4.3	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
4.4	Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to Exhibit 4.16(b) to the Company’s Current Report on Form 8-K filed on January 14, 2002.
4.5	Indenture, dated as of September 7, 2001, between XL Capital Ltd and State Street Bank and Trust Company, relating to the Company’s Liquid Yield Option Notes due 2021, incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
4.6	Form of Liquid Yield Option Note due 2021, incorporated by reference to Exhibit 4.50 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
4.7	Indenture, dated as of May 23, 2001, between XL Capital Ltd and State Street Bank and Trust Company, relating to the Company’s Zero Coupon Convertible Debentures due 2021, incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (No. 333-66976) filed on August 6, 2001.
4.8	Form of Zero Coupon Convertible Debenture due 2021 (included in Exhibit 4.7 hereto), incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (No. 333-66976) filed on August 6, 2001.
4.9	Form of Note Purchase Agreement, dated as of April 12, 2001, relating to the 6.58% Guaranteed Senior Notes due April 12, 2011 of X.L. America, Inc., incorporated by reference to Exhibit 10.14.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
4.10	Form of Indenture between NAC Re Corp. and Shawmut Bank Connecticut, National Association, relating to the 7.15% Notes due November 15, 2005 of NAC Re Corp., incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of NAC Re Corp. (No. 33-97878) filed on November 3, 1995.
4.11	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29, 2002, incorporated by reference to Exhibit 4.16(c) to the Company’s Current Report on Form 8-K filed on August 14, 2002.
4.12	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated November 6, 2002, incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K filed on November 14, 2002.
4.13	Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

Exhibit	Description
______	_________
4.14	First Supplemental Indenture, dated as of March 23, 2004, to the Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.15	Purchase Contract Agreement, dated as of March 23, 2004, between XL Capital Ltd and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.16	Pledge Agreement, dated as of March 23, 2004, among XL Capital Ltd and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.17	Form of Normal Units Certificate (included in Exhibit 4.15 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.18	Form of Stripped Units Certificate (included in Exhibit 4.15 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.19	Form of 2.53% Senior Note due 2009 (included in Exhibit 4.14 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.20	Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.
4.21	First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004.
4.22	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004.
4.23	First Supplemental Indenture, dated as of September 22, 2004, to the Indenture, dated as of May 23, 2001, between XL Capital Ltd and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2004.
4.24	Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004.
4.25	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.24 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004.
10.1	Amended and Restated 1991 Performance Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.
10.2	Retirement Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
10.3	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.
10.4	Stock Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

Exhibit	Description
______	_________
10.5	Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on form 10-K for the year ended November 30, 1998.
10.6	Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.
10.7	Mid Ocean Limited Stock & Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.
10.8	NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.9	First Amendment to NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.10	Dividend Reinvestment and Share Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-76988) filed on January 18, 2002.
10.11	Ronald L. Bornhuetter Consulting Agreement, dated July 1, 1999, incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.12	Ronald L. Bornhuetter Settlement Agreement, dated June 30, 1999, incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.13	Nicholas M. Brown, Jr. Employment Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
10.14	Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
10.15	Nicholas M. Brown, Jr. Supplemental Retirement Benefit Agreement, dated March 26, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.16	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.17	Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.18	Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.19	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.20	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.21	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.22	Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.23	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit	Description
______	_________
10.24	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.25	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.26	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.27	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.28	Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, by and between XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), XL Capital Ltd, XL Europe Ltd (formerly XL Europe), XL Re Ltd (formerly XL Mid Ocean Reinsurance Ltd) and XL London Market Group plc (formerly The Brockbank Group plc), as Account Parties, and XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd and XL Investments Ltd, as Guarantors, the Banks parties thereto from time to time and Mellon Bank, N.A., as Issuing Bank and as Agent, incorporated by reference to Exhibit 10.14.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.29	First Amendment, dated as of February 25, 2000, by and among XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), XL Capital Ltd, XL Europe Ltd (formerly XL Europe), XL Re Ltd (formerly XL Mid Ocean Reinsurance Ltd), XL London Market Group (formerly The Brockbank Group plc) and XL Investments Ltd and Mellon Bank, N.A., as Issuing Bank and as Agent, and the banks listed on the signature pages thereto, to the Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, incorporated by reference to Exhibit 10.14.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.30	Second Amendment, dated as of November 28, 2000, by and among XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), XL Capital Ltd, XL Europe Ltd (formerly XL Europe), XL Re Ltd (formerly XL Mid Ocean Reinsurance Ltd), XL London Market Group (formerly XL Brockbank Group plc) and XL Investments Ltd and Mellon Bank, N.A., as Issuing Bank and as Agent and as a Bank, to the Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, incorporated by reference to Exhibit 10.14.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.31	Third Amendment, dated as of December 23, 2003, between XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Europe Ltd, XL Re Ltd, XL London Market Group plc and XL Investments Ltd and Mellon Bank, N.A., as Issuing Bank and as Agent and as a Bank, to the Letter of Credit Facility and Reimbursement Agreement, dated as of June 30, 1999, incorporated by reference to Exhibit 10.19 to the Companies Annual Report on Form 10-K for the year ended December 31, 2003.
10.32	Insurance Letters of Credit — Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.
10.33	Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K filed August 9, 2001.
10.34	Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit	Description
______	_________
10.35	Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.36	Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including Schedule B thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.37	Letter of Credit Facility and Reimbursement Agreement, dated as of December 29, 2003, by and between XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and X.L. America, Inc. and Mellon Bank, N.A., as Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.38	Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.39	Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favour of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
10.40	Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.41	Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated as of May 31, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.42	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership, dated as of May 31, 2001, of XL Capital Partners I, L.P., incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.43	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership, dated as of May 31, 2001 of XL Capital Partners I, L.P., incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.44	Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.45	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.46	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.47	364-Day Credit Agreement, dated as of June 27, 2002, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Account Parties and as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Exhibit	Description
______	_________
10.48	Amendment No. 1, dated as of July 19, 2002, to the 364-Day Credit Agreement, dated as of June 27, 2002, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.49	364-Day Credit Agreement, dated as of June 25, 2003, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd. as Account Parties and as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2003.
10.50	364-Day Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.51	Letter of Credit Facility and Reimbursement Agreement, dated November 18, 2002 between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.52	Letter of Credit Facility and Reimbursement Agreement, dated November 18, 2002, amended and restated as of June 26, 2003, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.53	Letter of Credit Facility and Reimbursement Agreement, dated November 14, 2003, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.54*	Letter of Credit Facility and Reimbursement Agreement, dated November 17, 2004, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee.
10.55	Standby Letter of Credit Agreement, dated January 31, 2003, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Applicant, and National Australia Bank Limited, New York Branch, as Bank, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.56	Standby Letter of Credit Agreement, dated July 25, 2003, between National Australia Bank Limited, New York Branch, as Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd as Applicants, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.57	Standby Letter of Credit Agreement, dated February 27, 2004, by and among Keybank National Association, as Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Applicants, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit	Description
______	_________
10.58*	Amended and Restated Standby Letter of Credit Agreement, dated June 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, as Bank.
10.59	Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, Charta Corporation and Ciesco, L.P., as Lenders, and Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.60	Agreement of Amendment, dated as of May 10, 2004, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Citibank North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.61	Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.62	First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.63	Control Agreement, dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.64	Offer Letter, dated as of April 12, 2004, for a U.S.$50,000,000 Committed Line of Credit between Credit Lyonnais, New York Branch, as Lender, and XL Capital Ltd, X.L., America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.65	Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.66	364-Day Credit Agreement, dated as of September 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.67	Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2004.
10.68	Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2004.

Exhibit	Description
______	_________
12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
99.1*	XL Capital Assurance Inc. audited Consolidated financial statements as at and for the years ended December 31, 2004, 2003 and 2002.
99.2*	XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2004, 2003 and 2002.

* Filed herewith

REPORT OF INDEPENDENT AUDITORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of XL Capital Ltd:

We have completed an integrated audit of XL Capital Ltd’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting apprearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assur-

ance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company adopted Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” as amended by Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation” as of the effective date January 1, 2003.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 11, 2005

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2004

			Amount
			shown
	Cost or		in the
Type of Investment	Amortized	Market	Balance
(U.S. dollars in thousands)	Cost (1)	Value	Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$ 4,087,004	$ 4,112,075	$ 4,112,075
Corporate	10,945,675	11,349,847	11,349,847
Mortgage and asset-backed securities	6,922,506	6,928,558	6,928,558
U.S. States and political subdivisions of the States	61,987	63,056	63,056
Non-U.S. Sovereign Government	2,435,176	2,646,658	2,646,758

Total fixed maturities	$24,452,348	$25,100,194	$25,100,194

Equity Securities	$ 778,117	$ 962,920	$ 962,920

Short-term investments	$ 1,738,845	$ 1,760,714	$ 1,760,714

Other investments	$ 297,672	$ 305,160	$ 305,160

Total investments other than related parties	$27,266,982	$28,128,988	$28,128,988

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD
SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2004 and 2003

(U.S. dollars in thousands)	2004	2003

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2004, $99,781; 2003, $35,660)	$ 99,639	$ 35,692
Equity securities at fair value (cost: 2004, $237; 2003, $237)	1,073	882
Short-term investments at fair value (amortized cost: 2004, $82,647: 2003, $138,644)	82,648	138,703

Total investments available for sale	183,360	175,277
Cash and cash equivalents	43,961	62,852
Investments in subsidiaries on an equity basis	10,340,355	8,427,716
Investment in affiliates	6,723	14,568
Investments in limited partnerships	21,782	20,677
Accrued investment income	1,988	2,043
Other assets	72,266	51,158

Total assets	$10,670,435	$8,754,291

Liabilities
Amount due to subsidiaries	$ 918,599	$ 716,679
Notes payable and debt	1,768,678	953,056
Net payable for investments purchased	325	—
Accounts payable and accrued liabilities	244,138	147,641

Total liabilities	$ 2,931,740	$1,817,376

Shareholders’ Equity
Ordinary shares	$ 1,389	$ 1,373
Preference shares	207	207
Additional paid in capital	3,950,175	3,949,421
Accumulated other comprehensive income	460,273	490,195
Deferred compensation	(69,988)	(46,124)
Retained earnings	3,396,639	2,541,843

Total shareholders’ equity	$ 7,738,695	$6,936,915

Total liabilities and shareholders’ equity	$10,670,435	$8,754,291

XL CAPITAL LTD
SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2004, 2003 and 2002

(U.S. dollars in thousands)	2004	2003	2002

Net investment income	$ 3,329	$ 1,883	$ 17,621
Net realized gains (losses) on investments and derivative instruments	6,010	7,016	(21,651)
Equity in net earnings of subsidiaries (Dividends were $217,327 in 2004, $157,837 in 2003 and $1,037,951 in 2002)	1,436,389	528,914	549,937
Equity in net earnings of affiliates	526	(13,877)	(16,654)
Income from limited partnerships	2	268	272

Total revenues	1,446,256	524,204	529,525

Operating expenses	208,974	85,182	88,743
Interest expense	70,669	27,043	35,211

Total expenses	279,643	112,225	123,954

Net income	1,166,613	411,979	405,571
Preference dividend	(40,321)	(40,321)	(9,620)

Net income available to ordinary shareholders	$1,126,292	$371,658	$395,951

Net income	$1,166,613	$411,979	$405,571
Change in net unrealized appreciation on investments	149,662	342,232	393,781
Derivative loss on cash flow hedge	(6,118)	—	—
Foreign currency translation adjustments	(173,466)	(36,851)	4,046

Comprehensive income	$1,136,691	$717,360	$803,398

XL CAPITAL LTD
SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2004, 2003 and 2002

(U.S. dollars in thousands)	2004	2003	2002

Cash flows provided by (used in) operating activities:
Net income	$ 1,166,613	$ 411,979	$ 405,571
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and derivative instruments	(6,010)	(7,016)	21,650
Equity in net earnings of subsidiaries, net of dividends	(1,434,919)	(532,339)	(522,310)
Equity in net loss (income) of affiliates, net of dividends	(526)	13,877	16,654
Amortization of deferred compensation	28,393	17,915	14,311
Amortization of discounts on fixed maturities	(1,509)	(999)	1,074
Accretion of notes payable and debt	21,457	25,196	24,515
Accrued investment income	55	1,728	(1,441)
Accounts payable and accrued liabilities	(15,804)	(7,873)	(16,358)
Other	16,009	(15,604)	(2,314)

Total adjustments	(1,392,854)	(505,115)	(464,219)

Net cash used in operating activities	(226,241)	(93,136)	(58,648)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	136,652	88,321	134,190
Proceeds from redemption of fixed maturities and short-term investments	275,430	393,555	358,338
Proceeds from sale of equity securities	—	—	955
Purchases of fixed maturities and short term investments	(411,583)	(414,760)	(425,096)
Purchases of equity securities	—	—	(582)
Investment in subsidiaries	(718,195)	(1,153,515)	(543,830)
Investment in affiliates	8,371	(7,658)	26,876
Investment in limited partnerships	3,390	6,484	20,234

Net cash used in investing activities	(705,935)	(1,087,573)	(428,915)

Cash flows provided by financing activities:
Issue of preference shares	—	—	503,579
Proceeds from exercise of options and issuance of common shares	41,480	42,113	79,375
Dividends paid	(310,773)	(303,497)	(266,674)
Amount due to from subsidiaries	201,920	1,062,597	(881,699)
Repurchase of shares	(4,602)	(1,574)	(2,512)
Dividends received from subsidiaries	217,327	157,837	1,037,951
Proceeds from loans	1,742,317	—	—
Repayment of loans	(974,384)	—	—

Net cash provided by financing activities	913,285	957,476	470,020

Net change in cash and cash equivalents	(18,891)	(223,233)	(17,543)

Cash and cash equivalents – beginning of year	62,852	286,085	303,628

Cash and cash equivalents – end of year	$ 43,961	$ 62,852	$ 286,085

XL CAPITAL LTD
SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2004, 2003 and 2002

		Ceded	Assumed
	Gross	to Other	from Other	Net
(U.S. dollars in thousands)	Amount	Companies	Companies	Amount

2004
Property and casualty	$5,765,274	$2,110,374	$3,612,274	$7,267,174
Life and annuity	94,597	34,757	1,343,507	1,403,347
Financial guaranty	229,395	20,555	46,684	255,524

	$6,089,266	$2,165,686	$5,002,465	$8,926,045

2003
Property and casualty	$5,028,400	$2,071,800	$3,595,680	$6,552,280
Life and annuity	95,062	28,220	673,027	739,869
Financial guaranty	263,120	14,676	50,796	299,240

	$5,386,582	$2,114,696	$4,319,503	$7,591,389

2002
Property and casualty	$4,366,950	$1,942,379	$3,347,055	$5,771,626
Life and annuity	69,094	48,644	1,003,154	1,023,604
Financial guaranty	174,202	22,119	25,711	177,794

	$4,610,246	$2,013,142	$4,375,920	$6,973,024

XL CAPITAL LTD
SCHEDULE VI

SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

						Losses and Loss Expenses
(U.S		Reserves				incurred related to		Net Paid	Amortization
dollars	Deferred	For Losses	Reserves for		Net			Losses and	of Deferred	Net
in	Acquisition	and Loss	Unearned	Net Earned	Investment	Current	Prior	Loss	Acquisition	Premiums
thousands)	Costs	Expenses	Premiums	Premiums	Income	Year	Year	Expenses	Costs	Written

2004(1)	$738,927	$19,598,531	$5,178,411	$7,143,834	$702,315	$4,596,346	$267,594	$3,074,489	$1,201,296	$7,522,698

2003(1)	$705,609	$16,558,788	$4,690,321	$6,220,655	$631,701	$3,673,321	$937,285	$2,816,932	$1,116,646	$6,851,520

2002(1)	$554,498	$13,202,736	$3,848,736	$4,966,818	$643,084	$2,927,297	$400,018	$2,846,831	$ 942,492	$5,949,420

(1)	The information presented above includes balances from the general and financial operations. The life and annuity operations have been excluded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2005

XL CAPITAL LTD (Registrant) By /s/ BRIAN M. O’HARA

Name: Brian M. O’Hara Title: President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Michael P. Esposito, Jr., Brian M. O’Hara, Charles F. Barr and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN O’HARA	President, Chief Executive Officer and Director	March 11, 2005
(Principal Executive Officer)
Brian M. O’Hara

/s/ JERRY M. DE ST. PAER	Executive Vice President and Chief Financial Officer	March 11, 2005
(Principal Financial Officer and Principal
Jerry M. de St Paer	Accounting Officer)

/s/ MICHAEL P. ESPOSITO JR.	Director and Chairman of the Board of Directors	March 11, 2005

Michael P. Esposito, Jr.

/s/ DALE COMEY	Director	March 11, 2005

Dale Comey

/s/ ROBERT R. GLAUBER	Director	March 11, 2005

Robert R. Glauber

/s/ PAUL E. JEANBART	Director	March 11, 2005

Paul E. Jeanbart

/s/ JOHN LOUDON	Director	March 11, 2005

John Loudon

/s/ EUGENE M. MCQUADE	Director	March 11, 2005

Eugene M. McQuade

/s/ ROBERT S. PARKER	Director	March 11, 2005

Robert S. Parker

/s/ CYRIL E. RANCE	Director	March 11, 2005

Cyril E. Rance

/s/ ALAN Z. SENTER	Director	March 11, 2005

Alan Z. Senter

/s/ JOHN T. THORNTON	Director	March 11, 2005

John T. Thornton

/s/ ELLEN E. THROWER	Director	March 11, 2005

Ellen E. Thrower

/s/ JOHN W. WEISER	Director	March 11, 2005

John W. Weiser