Form 10-Q
period 2005-03-31
XL CAPITAL LTD
filed 2005-05-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 140,116,081 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at March 31, 2005 (Unaudited)
	and December 31, 2004	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the
	Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2005 and 2004 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	49

Signatures		51

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2005, $25,082,838; 2004, $24,452,348)	$25,381,382	$25,100,194
Equity securities, at fair value (cost: 2005, $768,915; 2004, $778,117)	924,347	962,920
Short-term investments, at fair value (amortized cost: 2005, $1,895,772; 2004, $1,738,845)	1,907,029	1,760,714

Total investments available for sale	28,212,758	27,823,828
Investments in affiliates	2,042,343	1,936,852
Other investments	265,913	305,160

Total investments	30,521,014	30,065,840
Cash and cash equivalents	2,287,562	2,304,303
Accrued investment income	305,135	326,510
Deferred acquisition costs	1,006,724	845,422
Prepaid reinsurance premiums	1,107,039	992,260
Premiums receivable	4,919,185	3,838,228
Reinsurance balances receivable	1,203,813	1,095,739
Unpaid losses and loss expenses recoverable	6,744,778	6,971,356
Goodwill and other intangible assets	1,824,148	1,827,782
Deferred tax asset, net	277,088	288,599
Other assets	670,517	689,430

Total assets	$50,867,003	$49,245,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,907,703	$19,837,669
Deposit liabilities	6,400,602	5,974,726
Future policy benefit reserves	4,223,049	4,335,056
Unearned premiums	6,331,537	5,191,368
Notes payable and debt	2,721,672	2,721,431
Reinsurance balances payable	1,603,711	1,565,689
Net payable for investments purchased	304,143	273,535
Other liabilities	1,487,048	1,533,860
Minority interest	72,469	73,440

Total liabilities	$43,051,934	$41,506,774

See accompanying Notes to Unaudited Consolidated Financial Statements

     XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2005	2004

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: 2005 and 2004, 9,200,000	$ 92	$ 92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: 2005 and 2004, 11,500,000;	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2005 and 2004, nil.	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: 2005, 139,997,086; 2004, 138,932,481	1,400	1,389
Additional paid in capital	4,028,382	3,950,175
Accumulated other comprehensive income	137,441	460,273
Deferred compensation	(122,888)	(69,988)
Retained earnings	3,770,527	3,396,639

Total shareholders’ equity	$ 7,815,069	$ 7,738,695

Total liabilities and shareholders’ equity	$50,867,003	$49,245,469

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Revenues:
Net premiums earned — general operations	$1,766,269	$1,593,246
Net premiums earned — life and annuity operations	81,471	91,808
Net premiums earned — financial operations	51,695	47,748
Net investment income — general operations	171,930	146,946
Net investment income — life and annuity operations	59,903	44,901
Net investment income — financial operations	76,372	47,220
Net realized gains on investments	60,671	115,337
Net realized and unrealized gains on derivative instruments	45,178	7,767
Net income from investment affiliates	70,512	63,493
Fee income and other	17,160	6,907

Total revenues	$2,401,161	$2,165,373

Expenses:
Net losses and loss expenses incurred — general operations	$1,135,865	$978,398
Claims and policy benefits — life and annuity operations	125,627	115,276
Net losses and loss expenses incurred – financial operations	7,196	8,860
Acquisition costs	294,394	277,270
Operating expenses	247,156	245,300
Foreign exchange losses (gains)	10,922	(10,724)
Interest expense	88,286	50,250
Amortization of intangible assets	2,793	3,257

Total expenses	$1,912,239	$1,667,887

Income before minority interest, income tax and equity in net loss of insurance and financial affiliates	$ 488,922	$ 497,486
Minority interest in net income of subsidiary	2,275	4,660
Income tax	52,874	35,885
Net income from operating affiliates	19,252	5,308

Net income	$ 453,025	$ 462,249
Preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$ 442,945	$ 452,169

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	138,035	137,624

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	139,147	139,044

Earnings per ordinary share and ordinary share equivalent — basic	$ 3.21	$ 3.29

Earnings per ordinary share and ordinary share equivalent — diluted	$ 3.18	$ 3.25

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Net income	$ 453,025	$ 462,249
Change in net unrealized appreciation of investments	(341,058)	115,205
Change in derivative loss	156	—
Foreign currency translation adjustments	18,070	26,582

Comprehensive income	$ 130,193	$ 604,036

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$ 207	$ 207
Issue of shares	—	—

Balance — end of period	$ 207	$ 207

Class A Ordinary Shares:
Balance — beginning of year	$ 1,389	$ 1,373
Issue of shares	8	6
Exercise of stock options	4	1
Repurchase of shares	(1)	—

Balance — end of period	$ 1,400	$ 1,380

Additional Paid in Capital:
Balance — beginning of year	$3,950,175	$3,949,421
Issue of shares	61,629	42,634
Stock option expense	4,177	2,399
Exercise of stock options	16,238	4,723
Repurchase of shares	(3,837)	—
Issue of debt related to equity security units	—	(112,301)

Balance — end of period	$4,028,382	$3,886,876

Accumulated Other Comprehensive Income:
Balance — beginning of year	$ 460,273	$ 490,195
Net change in unrealized gains on investment portfolio, net of tax	(344,238)	110,876
Net change in unrealized gains on investment portfolio of other investments, net of tax	3,180	4,329
Change in derivative loss	156	—
Currency translation adjustments	18,070	26,582

Balance — end of period	$ 137,441	$ 631,982

Deferred Compensation:
Balance — beginning of year	$ (69,988)	$ (46,124)
Issue of restricted shares	(62,031)	(42,857)
Amortization	9,131	4,786

Balance — end of period	$ (122,888)	$ (84,195)

Retained Earnings:
Balance — beginning of year	$3,396,639	$2,541,843
Net income	453,025	462,249
Dividends on Series A and B preference ordinary shares	(10,080)	(10,080)
Dividends on Class A ordinary shares	(69,057)	(67,535)
Repurchase of ordinary shares	—	—

Balance — end of period	$3,770,527	$2,926,477

Total Shareholders’ Equity	$7,815,069	$7,362,727

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Cash flows provided by operating activities:
Net income	$ 453,025	$ 462,249
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) on sales of investments	(60,671)	(115,337)
Net realized and unrealized (gains) on derivative instruments	(45,178)	(7,767)
Amortization of discounts on fixed maturities	17,191	21,883
Amortization of intangible assets	2,793	3,257
Amortization of deferred compensation	9,131	4,786
Accretion of convertible debt	241	6,381
Accretion of deposit liabilities	46,327	23,430
Net income from investment, financial and operating affiliates	(89,764)	(68,801)
Unpaid losses and loss expenses	70,034	163,620
Unearned premiums	1,140,169	1,373,950
Premiums receivable	(1,080,957)	(1,478,787)
Unpaid losses and loss expenses recoverable	226,578	(1,816)
Future policy benefit reserves	(112,007)	20,000
Prepaid reinsurance premiums	(114,779)	(136,226)
Reinsurance balances receivable	(108,074)	75,794
Reinsurance balances payable	38,022	208,850
Deferred acquisition costs	(161,302)	(218,595)
Deferred tax asset	11,511	53,132
Other	28,279	136,131

Total adjustments	(182,456)	63,885

Net cash provided by operating activities	$ 270,569	$ 526,134

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	5,430,909	5,685,716
Proceeds from redemption of fixed maturities and short-term investments	391,782	305,168
Proceeds from sale of equity securities	242,684	67,274
Purchases of fixed maturities and short-term investments	(6,387,489)	(7,119,358)
Purchases of equity securities	(243,666)	(126,914)
Investments in affiliates, net of dividends received	18,159	(51,654)
Other investments	18,701	1,671

Net cash used in investing activities	$ (528,920)	$(1,238,097)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	16,242	4,724
Repurchase of shares	(3,837)	—
Dividends paid	(79,137)	(77,615)
Net cash flow from securities lending	(69,725)	(186,270)
Proceeds from notes payable and issue of equity units	—	800,195
Deposit liabilities	379,549	225,587

Net cash provided by financing activities	$ 243,092	$ 766,621

Effects of exchange rate changes on foreign currency cash	(1,482)	2,808

Increase (decrease) in cash and cash equivalents	(16,741)	57,466

Cash and cash equivalents — beginning of period	2,304,303	2,829,627

Cash and cash equivalents — end of period	$ 2,287,562	$ 2,887,093

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

2.     Significant Accounting Policies

(a) Derivatives

For the three months ended March 31, 2005, the Company amended the presentation of certain credit derivative transactions (described below) in the consolidated statements of income to include certain components of the change in fair value in “gross premiums written”, “net premiums earned”, “net losses and loss expenses incurred” and in the consolidated balance sheet, certain components of the fair value in “unearned premiums” and “unpaid loss and loss expenses.” Previously, the change in fair value of all of its derivative transactions was reflected in one line item under “net realized and unrealized gains and losses on derivative instruments”, and the fair value had been reflected in “other assets” and “other liabilities.” There was no effect on net income as a result of this change and prior period results have been reclassified to reflect this presentation. This change in presentation is applicable only to credit default swaps issued by the Company that are investment grade and that the Company intends, and has the ability to hold to, maturity and is consistent with practices in the financial guaranty insurance industry for reporting the results of such instruments.

(b) Stock based compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. Awards under the Company’s plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock-based compensation included in the determination of net income would have been higher. The following table illustrates the net effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     Significant Accounting Policies (Continued)

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands, except per share amounts)	March 31,

	2005	2004

Net income available to ordinary shareholders — as reported	$442,945	$452,169
Add: Stock based employee compensation expense included in reported net income, net of related tax	4,177	2,399
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,129)	(12,786)

Pro forma net income available to ordinary shareholders	$438,993	$441,782

Earnings per share:
Basic — as reported	$ 3.21	$ 3.29
Basic — pro forma	$ 3.18	$ 3.21
Diluted — as reported	$ 3.18	$ 3.25
Diluted — pro forma	$ 3.15	$ 3.18

3.     Recent Accounting Pronouncements

Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the debt security. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material effect on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised), Share- Based Payment (“FAS 123 (Revised)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values. This statement will be effective for the first fiscal year beginning after June 15, 2005. The Company adopted the fair-value based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FAS 148. FAS 123 (Revised) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. However, had the Company adopted FAS 123 (Revised) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 (b) – Stock based compensation above.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R), which requires an enterprise to consider whether it holds an implicit variable interest in a Variable Interest Entity (“VIE”) and what effect this may have on the calculation of expected losses and residual returns of the VIE and the determination of which party, if any, is considered the primary beneficiary of the VIE. This statement will be effective for the first quarterly reporting period beginning after March 3, 2005 and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

During the three months ended March 31, 2005, following changes in certain executive management responsibilities, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes in responsibilities.

•	Results of business structured by XL Financial Solutions Ltd (“XLFS”) are now included entirely within the Financial Products and Services segment whereas previously this unit was reported in all three segments depending on the nature of individual contracts.

•	Certain blocks of U.S.-based term life mortality reinsurance business previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the life reinsurance business units in order to centralize the Company’s management of traditional mortality-based reinsurance business.

•	Political risk insurance business units will now report to executive management of the Financial Products and Services segment and, as such, future earnings from this business will no longer be reported in the Insurance segment but included with financial operations.

•	All operations of business units within the Financial Products and Services segment, including municipal reinvestment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

•	All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended March 31, 2005:
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$1,082,518	$683,751	$ —	$1,766,269
Fee income and other	3,927	17	—	3,944
Net losses and loss expenses	725,515	410,350	—	1,135,865
Acquisition costs	138,743	142,190	—	280,933
Operating expenses (1)	125,868	41,406	—	167,274
Foreign exchange (gains) losses	14,315	(3,614)	—	10,701

Underwriting profit	$ 82,004	$ 93,436	$ —	$ 175,440

Life and Annuity Operations:
Life premiums earned	$ —	$ 81,471	$ —	$ 81,471
Fee income and other	—	65	—	65
Claims and policy benefits	—	125,627	—	125,627
Acquisition costs	—	6,351	—	6,351
Operating expenses (1)	—	4,183	—	4,183
Foreign exchange (gains) losses	—	270	—	270
Net investment income	—	59,903	—	59,903

Net income from life and annuity operations	$ —	$ 5,008	$ —	$ 5,008

Financial Operations:
Net premiums earned			$51,695	$ 51,695
Fee income and other			13,151	13,151
Net losses and loss expenses			7,196	7,196
Acquisition costs			7,110	7,110
Operating expenses (1)			17,556	17,556
Foreign exchange (gains) losses			(49)	(49)

Underwriting profit			$33,033	$ 33,033

Net investment income — financial guaranty			$14,518	$ 14,518
Net investment income – structured products			61,854	61,854
Interest expense – structured products			42,410	42,410
Net results from derivatives (2)			16,078	16,078
Operating expenses — structured products (1)			9,758	9,758
Net income from financial and investment affiliates			6,628	6,628
Minority interest			2,275	2,275

Contribution from financial operations			$77,668	$ 77,668

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended March 31, 2005: (continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$171,930
Net realized and unrealized gains on investments and derivative instruments (4)				89,771
Net income from investment and operating affiliates				83,136
Interest expense (3)				45,876
Amortization of intangible assets				2,793
Corporate operating expenses				48,385
Income tax				52,874

Net Income				$453,025

General Operations:
Loss and loss expense ratio (5)	67.0%	60.0%		64.3%
Underwriting expense ratio (5)	24.5%	26.9%		25.4%

Combined ratio (5)	91.5%	86.9%		89.7%

     (1)     Operating expenses exclude corporate operating expenses, shown separately.

     (2)     Includes net realized and unrealized gains on credit derivatives of $10.3 million, weather and energy derivatives of $6.0 million and losses on structured financial derivatives of $0.2 million.

     (3)     Interest expense excludes interest expense related to financial and life and annuity operations, shown separately.

     (4)     Includes net realized gains on investments of $60.7 million and net realized and unrealized gains on investment derivatives of $29.1 million.

     (5)     Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended March 31, 2004:
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$878,521	$714,725	$ —	$1,593,246
Fee income and other	2,159	71	—	2,230
Net losses and loss expenses	542,789	435,609	—	978,398
Acquisition costs	118,339	147,311	—	265,650
Operating expenses (1)	127,982	42,426	—	170,408
Foreign exchange losses (gains)	1,638	(11,808)	—	(10,170)

Underwriting profit	$ 89,932	$101,258	$ —	$ 191,190

Life and Annuity Operations:
Life premiums earned	$ —	$ 91,808	$ —	$ 91,808
Fee income and other	—	115	—	115
Claims and policy benefits	—	115,276	—	115,276
Acquisition costs	—	6,170	—	6,170
Operating expenses (1)	—	2,350	—	2,350
Foreign exchange (gains) losses	—	(40)	—	(40)
Net investment income	—	44,901	—	44,901
Interest expense		276		276

Net income from life and annuity operations	$ —	$ 12,792	$ —	$ 12,792

Financial Operations:
Net premiums earned			$47,748	$47,748
Fee income and other			4,562	4,562
Net losses and loss expenses			8,860	8,860
Acquisition costs			5,450	5,450
Operating expenses (1)			15,534	15,534
Foreign exchange (gains) losses			(514)	(514)

Underwriting profit			$22,980	$ 22,980
Net investment income — financial guaranty			$ 8,133	$ 8,133
Net investment income — structured products			39,087	39,087
Interest expense — structured products			16,271	16,271
Net results from derivatives (2)			4,181	4,181
Operating expenses — weather and energy (1)			15,406	15,406
Net income from financial and investment affiliates			535	535
Minority interest			4,660	4,660

Contribution from financial operations			$38,579	$ 38,579

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended March 31, 2004: (continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$146,946
Net realized and unrealized gains on investments and derivative instruments (4)				118,923
Net income from investment and operating affiliates				68,266
Interest expense (3)				33,703
Amortization of intangible assets				3,257
Corporate operating expenses				41,602
Income tax				35,885

Net Income				$462,249

General Operations:
Loss and loss expense ratio (5)	61.8%	60.9%		61.4%
Underwriting expense ratio (5)	28.0%	26.6%		27.4%

Combined ratio (5)	89.8%	87.5%		88.8%

     (1)     Operating expenses exclude corporate operating expenses, shown separately.

     (2)     Includes net realized and unrealized gains on credit derivatives of $9.5 million, losses on weather and energy derivatives of $4.7 million and losses on structured financial derivatives of $0.7 million.

     (3)     Interest expense excludes interest expense related to financial and life and annuity operations, shown separately.

     (4)     Includes net realized gains on investments of $115.3 million and net realized and unrealized gains on investment derivatives of $3.6 million.

     (5)     Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended March 31, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$ 365,268	$ 90,593	$—
Casualty	285,655	225,983	—
Property catastrophe	19,880	65,963	—
Other property	161,608	183,110	—
Marine, energy, aviation and satellite	206,865	41,275	—
Accident and health	58	9,053	—
Other (1)	43,184	67,774	—

Total general operations	$1,082,518	$683,751	$—
Life and Annuity Operations	—	81,471	—
Financial Operations	—	—	51,695

Total	$1,082,518	$765,222	$51,695

     (1)     Other includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended March 31, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$273,587	$ 86,023	$—
Casualty	223,931	199,631	—
Property catastrophe	11,573	63,173	—
Other property	122,246	194,201	—
Marine, energy, aviation and satellite	220,850	54,316	—
Accident and health	1,413	10,393	—
Other (1)	24,921	106,988	—

Total general operations	$878,521	$714,725	$—
Life and Annuity Operations	—	91,808	—
Financial Operations	—	—	47,748

Total	$878,521	$806,533	$47,748

     (1)     Other includes surety, bonding, warranty and other lines.

5.     Exposures under Guaranties

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance, typically the timely repayment of principal and interest, of an obligor to a third party. The Company’s potential liability in the event of non-payment by the issuer of an insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract.

The net outstanding par exposure as at March 31, 2005 of financial guaranty aggregate insured portfolios was $77.1 billion, which includes credit default swap exposures of $10.9 billion. The net liability for these credit default swaps has a carrying value of $31.6 million.

6.     Derivative Instruments

The Company enters into investment, structured financial and weather and energy derivative instruments for both risk management and trading purposes. The Company enters into credit derivatives in connection with its Financial Products and Services business and the Company intends to hold these contracts to maturity. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. These derivative instruments are carried at fair value with the resulting gains and losses recognized in income in the period in which they occur.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.     Derivative Instruments (continued)

The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three months ended March 31, 2005 and 2004:

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands)	March 31,

	2005	2004

Credit default swaps	$10,249	$ 9,530
Weather and energy risk management products	6,054	(4,664)
Other non-investment derivatives	(225)	(685)

Net results from derivatives — financial operations	$16,078	$ 4,181

Investment derivatives	29,100	3,586

Net realized and unrealized gains on derivative instruments	$45,178	$ 7,767

The Company records premiums received from sales of investment grade credit derivatives in gross written premiums and establishes and loss reserves for its derivative business. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts. Net realized and unrealized gains and losses on credit derivative instruments are computed as the difference between fair value and the net of unpaid losses and loss expenses and unpaid losses and loss expenses recoverable. Changes in unrealized gains and losses on credit derivative instruments are reflected in the consolidated statements of income. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the Company’s consolidated balance sheets. Net realized and unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors.

The following table summarizes activities related to credit default swap derivative instruments:

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands)	March 31,

	2005	2004

Statement of Income:
Net earned premiums	$ 8,177	$8,357
Net losses and loss expenses	$ 2,126	$4,527
Net realized and unrealized gains (losses) on credit derivatives	$10,249	$9,530
	(Unaudited)
	As at	As at
(U.S. dollars in thousands)	March 31,	December 31,

	2005	2004

Balance sheet:
Unpaid losses and loss expenses recoverable	$ 78	$ 419
Other assets	$23,226	$16,475
Unpaid losses and loss expenses	$27,393	$26,090
Other liabilities	$27,490	$28,982

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.     Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited)
	Three Months Ended
(U.S. dollars and shares in thousands, except per share amounts)	March 31,

	2005	2004

Basic earnings per ordinary share:
Net income	$453,025	$462,249
Less: preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$442,945	$452,169

Weighted average ordinary shares outstanding	138,035	137,624
Basic earnings per ordinary share	$ 3.21	$ 3.29

Diluted earnings per ordinary share:
Net income	$453,025	$462,249
Less: preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$442,945	$452,169

Weighted average ordinary shares outstanding — basic	138,035	137,624
Average stock options outstanding	1,112	1,420

Weighted average ordinary shares outstanding — diluted	139,147	139,044

Diluted earnings per ordinary share	$ 3.18	$ 3.25

Dividends per ordinary share	$ 0.50	$ 0.49

9.     Commitments and Contingencies

Included in unpaid loss and loss expenses recoverable at March 31, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be in each case, the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller have made submissions for the independent actuarial process. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     Commitments and Contingencies (continued)

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are approximately $1.8 billion in the aggregate as of March 31, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above. The Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at March 31, 2005 and amounted to approximately $276 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written prior to December 31, 2000.

At March 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the Winterthur business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	A submission of the Seller is closer to the valuation developed by the independent actuary, in which case the Company may record a loss of approximately $900 million.

(ii)	There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what is reported in the Company’s December 31, 2004 financial statements;

(iii)	The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections; and/or

(iv)	Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

The Company recently met with the independent actuary and the Seller with respect to the post-closing seasoning process relating to the Company’s acquisition of Winterthur International from the Seller. Based on these discussions, the Company expects that the independent actuary’s final report will be issued in the fourth quarter of this year.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2004.

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2005 and 2004.

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Net income available to ordinary shareholders	$442,945	$452,169

Earnings per ordinary share — basic	$ 3.21	$ 3.29
Earnings per ordinary share — diluted	$ 3.18	$ 3.25
Weighted average number of ordinary shares and ordinary share equivalents — basic	138,035	137,624
Weighted average number of ordinary shares and ordinary share equivalents — diluted	139,147	139,044

The Company’s net income and other financial measures as shown below for the three months ended March 31, 2005 have been affected, among other things, by the following significant items:

1)	Continuing competitive underwriting environment;

2)	Stable reported losses; and

3)	Growing asset base and positive performance from investment affiliates.

1.     Continuing competitive underwriting environment.

Overall market conditions are still attractive and the Company continues to pull back in areas where risk assumption is not being adequately rewarded. Given the differing dynamics of the markets in which the Company operates, moderation of pricing is taking place at different paces in different markets. Market conditions vary considerably by geographic region and product line.

With respect to property and casualty market conditions, while competition is present in most areas, rate levels remain adequate with some exceptions. In insurance, the Company saw rate decreases of approximately 7% on average. Property and professional lines continued to see the most pressure with rates down in the 10-15% range on average. Specialty rates were down in the low to mid single digits and casualty lines saw decreases in the low single-digits. Reinsurance renewal rates at January 1, 2005 exhibited similar trends.

Performance by segment is further discussed in the segment analysis below.

2.      Stable reported losses.

The Company’s loss and loss expense ratio on general business for the three months ended March 31, 2005 was 64.3% compared with 61.4% for the same period in 2004, the increase was primarily due to pricing moderation in the quarter and higher levels of catastrophic losses. Catastrophic losses in the quarter were $49.9 million, net of tax, related to European storm Erwin. This is further discussed in the segment analysis below.

3.     Growing asset base and positive performance from investment affiliates.

Net investment income was $308.2 million for the three months ended March 31, 2005 compared to $239.1 million for the three months ended March 31, 2004 due to a higher investment base and higher investment yields primarily due to increases in U.S. interest rates. The investment portfolio increased due to positive operating cash flows and growth in structured and spread balances through 2004. Net income from investment affiliates was $70.5 million for the three months ended March 31, 2005 compared to $63.5 million for the three months ended March 31, 2004. These results reflect strong performance in the Company’s alternative affiliate funds and particularly in two of the Company’s private equity affiliate funds.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except per share amounts)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Underwriting profit — general operations	$175,440	$191,190
Combined ratio — general operations	89.7%	88.8%
Investment income — general operations	$171,930	$146,946
Annualized return on average ordinary shareholders’ equity	24.4%	27.3%

	(Unaudited)
	At March 31,	At December 31,
	2005	2004

Book value per ordinary share	$52.13	$51.98

Underwriting profit — general operations

One way that the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three months ended March 31, 2005 are reflective of the combined ratio discussed below.

Combined ratio — general operations

The combined ratio for general operations is used by the Company and many other property and casualty insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The increase in the Company’s combined ratio for the three months ended March 31, 2005 compared to the same period in the previous year was a result of an increased loss and loss expense ratio partially offset by a decrease in the underwriting expense ratio. The increase in the loss and loss expense ratio was primarily due to less favorable pricing, European storm Erwin and adverse development in professional insurance lines. The decrease in the underwriting expense ratio was due to a decrease in both the acquisition cost ratio and the operating expense ratio.

Net investment income — general operations

Net investment income from the Company’s general operations is another important measure which affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves. The Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average investment portfolio outstanding during the three months ended March 31, 2005 has increased as compared to the same period in 2004 due primarily to positive cash flows over the year. Total investments as at March 31, 2005 were $30.5 billion as compared to $24.3 billion as at March 31, 2004.

Book value per ordinary share

Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. While net income increased during the three months ended March 31, 2005, the net unrealized gain position of the investment portfolio decreased, primarily as a result of increases in U.S. interest rates and the resulting decreases in market value of the fixed income portfolio.

Return on average ordinary shareholders’ equity

Return on average ordinary shareholders’ equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROE’s for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to re-evaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The movement in this financial measure is due to the key operating factors noted above offset with a decrease in return related specifically to the net realized gains recognized in the period.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004. That discussion is updated with the disclosures set forth below.

Winterthur International Net Reserve Seasoning

Management continues to focus on the settlement and collection of certain post-closing balances under the sale and purchase agreement, as amended (“SPA”), related to the 2001 acquisition of the Winterthur International operations from the Seller. The Company recently met with the independent actuary and the Seller with respect to the post-closing seasoning process relating to the Company’s acquisition of Winterthur International from Winterthur Swiss. Based on these discussions, the Company expects that the independent actuary’s final report will be issued in the fourth quarter of this year. For further information regarding the settlement and collection under the SPA, see “Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” below.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

See the discussion of the Company’s Variable Interest Entities and Other Off-Balance Sheet Arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Segments

The Company operates through three business segments: Insurance, Reinsurance and Financial Products and Services. These business segments were determined in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

During the three months ended March 31, 2005, following changes in certain executive management responsibilities, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes in responsibilities.

The following areas have been changed for all periods presented:

•	Results of business structured by XL Financial Solutions Ltd (“XLFS”) are now included entirely within the Financial Products and Services segment whereas previously this unit was reported in all three segments depending on the nature of individual contracts.

•	Certain blocks of U.S.-based term life mortality reinsurance business previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the life reinsurance business units in order to centralize the Company’s management of traditional mortality-based reinsurance business.

•	Political risk insurance business units will now report to executive management of the Financial Products and Services segment and, as such, future earnings from this business will no longer be reported in the Insurance segment but included with financial operations.

•	All operations of business units within the Financial Products and Services segment, including municipal reinvestment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

•	All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities. The Company believes this change will better reflect the nature of spread focused business.

In addition the Company has changed its presentation of certain credit derivatives and now records premiums received from sales of these derivatives in gross written premiums and establishes unearned premium reserves and loss reserves for its investment grade credit derivative business. Previously all components of the Company’s consolidated statements of income impact related to credit default swaps had been reported on one line, “Net Realized and Unrealized Gains (Losses) on Derivative Instruments.” Prior periods have been re-presented for consistency in presentation.

Insurance

General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability insurance, environmental liability insurance, professional liability, aviation and satellite insurance, employment practices liability insurance, surety, marine, equine and certain other insurance coverages including program business. The Company expects to discontinue writing surety business by the end of 2005.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

General:
Gross premiums written	$1,677,775	$1,713,720	(2.1)%
Net premiums written	1,280,150	1,289,959	(0.8)%
Net premiums earned	1,082,518	878,521	23.2%
Fee income and other	3,927	2,159	81.9%
Net losses and loss expenses	725,515	542,789	33.7%
Acquisition costs	138,743	118,339	17.2%
Operating expenses	125,868	127,982	(1.7)%
Exchange losses	14,315	1,638	NM

Underwriting profit	$ 82,004	$ 89,932	(8.8)%

* NM — Not Meaningful

Gross and net premiums written decreased by 2.1% and 0.8%, respectively, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. These decreases are primarily due to continued competitive pricing across most lines and were partially offset by favorable foreign exchange movements. The most significant pricing pressure was seen in property and professional lines of business where prices decreased between 10-15%. The new insurance initiative in U.S. primary casualty, started in 2004, added approximately $33.0 million to gross premiums written in the first quarter of 2005. The weakening of the U.S. dollar against U.K. sterling and the Euro since the first quarter of 2004 accounted for approximately $72.0 million of gross premiums written in the three months ended March 31, 2005. The decrease in net premiums written was less than that of gross premiums due to the strategic decision to increase retentions in certain lines of business, most notably professional lines.

Net premiums earned in the three months ended March 31, 2005 increased 23.2% when compared to the same period in 2004 primarily as a result of the earn out of increased gross premiums written through 2004, including new business initiatives and increased net retentions. Net premiums earned in the first quarter of 2004 had not yet begun to show the growth of subsequent quarters and were negatively impacted by an adjustment to experience rated ceded premium in certain Lloyd’s portfolios.

Exchange losses in the three months ended March 31, 2005 were primarily due to the strengthening of U.S. dollar against the Euro and U.K. sterling in those European entities with net U.S. dollar liabilities. These losses were partially offset by gains in those entities whose functional currency is the U.S. dollar and which are exposed to net non-U.S. dollar liabilities.

The decrease in the underwriting profit in the first quarter of 2005 as compared with the performance in the first quarter of 2004 was also reflective of the combined ratios, as shown below.

The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Loss and loss expense ratio	67.0%	61.8%
Underwriting expense ratio	24.5%	28.0%

Combined ratio	91.5%	89.8%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year. The loss ratio for the three months ended March 31, 2005 increased compared with the three months ended March 31, 2004 largely due to less favorable premium rates combined with unfavorable prior year net loss development of $48.0 million largely in professional lines.

The decrease in the underwriting expense ratio in the three months ended March 31, 2005 compared to the same period in 2004 was due to a decrease in the operating expense ratio of 2.9 points (11.7% as compared to 14.6%) combined with a reduction in the acquisition expense ratio of 0.6 points (12.8% as compared to 13.4%). The decrease in the operating expense ratio was due primarily to the increase in net premiums earned and a reduction in certain compensation expenses. The reduction in the acquisition expense ratio is due primarily to changes in the commission structure with certain brokers and a favorable change in the mix of business earned during the quarter compared to the same quarter in the prior year.

Reinsurance

Reinsurance — General Operations

General reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. The Company’s reinsurance property business generally has loss experience characterized as low frequency and high severity that can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

General:
Gross premiums written	$1,694,202	$1,705,462	(0.7)%
Net premiums written	1,567,870	1,513,785	3.6%
Net premiums earned	683,751	714,725	(4.3)%
Fee income and other	17	71	(76.0)%

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

Net losses and loss expenses	410,350	435,609	(5.8)%
Acquisition costs	142,190	147,311	(3.5)%
Operating expenses	41,406	42,426	(2.4)%
Foreign exchange (gains) losses	(3,614)	(11,808)	(69.4)%

Underwriting profit	$ 93,436	$ 101,258	(7.7)%

Gross premiums written decreased 0.7% in the first quarter of 2005 as compared to the first quarter of 2004. The decline in gross premiums written was primarily due to selective underwriting and rate reductions particularly in casualty and professional lines. In addition increased retentions by ceding companies have been noted in many lines of business. Net premiums written increased in the quarter reflecting higher retentions and timing changes on certain renewals of ceded reinsurance programs, partially offset by the above gross changes. Favorable foreign exchange movements have had a favorable impact on gross premiums written. The net decrease in new and renewal business written reflects underlying rate pressures on the U.S. and London casualty portfolio and rate declines generally in the range of up to 10% across property and marine lines. Casualty lines which saw less upward movement in the preceding years have not had rates decrease as quickly. Partially off-setting this decrease was increased business flows in the Bermuda specialty book and the continued growth of the segments continental European platform. The first quarter is the major renewal season for the Company’s general reinsurance business and generated between 40% and 50% of the full year’s gross written premiums for 2003 and 2004.

Net premiums earned in the first quarter of 2005 decreased 4.3% as compared to the first quarter of 2004 as a result of the earning out of rate pressures noted over the last year partially offset by reduced retrocessions, as noted above.

The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004

Loss and loss expense ratio	60.0%	60.9%
Underwriting expense ratio	26.9%	26.6%

Combined ratio	86.9%	87.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the three months ended March 31, 2005 compared to the same period in 2004 primarily reflected the release of net prior period reserves of $20.5 million mainly in property lines compared to $14.0 million adverse development in the same period in 2004. These improvements were offset by $45.3 million in losses related to European storm Erwin.

The underwriting expense ratio in the first quarter of 2005 was consistent with the first quarter of 2004.

Foreign exchange gains in the three months ended March 31, 2005 were mainly attributable to a strengthening in the value of the U.S. dollar in the quarter in those operations with U.S. dollars as their functional currency and non-U.S. dollar liabilities.

Reinsurance — Life and Annuity Operations

Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the traditional life reinsurance business units in order to centralize management of mortality based life and annuity reinsurance business.

The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

Life and Annuity:
Gross premiums written	$ 91,009	$ 91,664	(0.7)%
Net premiums written	81,256	90,938	(10.6)%
Net premiums earned	81,471	91,808	(11.3)%
Fee income and other	65	115	(43.5)%
Claims and policy benefits	125,627	115,276	9.0%
Acquisition costs	6,351	6,170	2.9%
Operating expenses	4,183	2,350	78.0%
Net investment income	59,903	44,901	33.4%
Interest expense	—	276	NM
Foreign exchange losses (gains)	270	(40)	NM

Net income from life and annuity operations	$ 5,008	$ 12,792	(60.8)%

     *     NM — Not Meaningful

Gross premiums written in the first quarter of 2005 were flat compared to the same period in 2004. New regular premium programs entered into over the last year were offset by the continued run off at certain U.S. life and annuity reinsurance blocks. Net premiums written and earned have decreased as the Company has entered into several new ceded reinsurance treaties related to European mortality risk in the quarter.

Claims and policy benefits include the movement in policy benefit reserves related to contracts where investment assets are acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefits increased in the first quarter of 2005 as a result of increased losses associated with certain closed blocks of U.S. life and annuity business.

Operating expenses and net investment income increased in the first quarter of 2005 as compared to the first quarter of 2004 in line with the expansion of this business.

Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Several large single premium annuity contracts were written in 2004, which significantly increased the life business invested assets.

Financial Products and Services

Financial Products and Services business written includes insurance, reinsurance and derivative solutions for complex financial property and casualty and mortality risks, including financial guaranty insurance and reinsurance, political risk insurance and weather and energy risk management products. In addition, the segment results also includes the Company’s XLFS operations, which provide a wide range of structured credit, market risk management and other structured financial products, including property and casualty insurance and reinsurance, asset backed securitizations, mortality and business enterprise risk transactions. Many of these transactions are unique and tailored to the specific needs of the customer.

Financial guaranty insurance and reinsurance generally guarantees payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration, and premiums are received either on an installment basis or upfront. Guaranties written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

The Company commenced writing municipal reinvestment contracts in 2002 and funding agreements in 2003. In both cases, the Company receives deposits at contractual interest rates and invests the proceeds. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability.

Political risk insurance generally covers risks arising from expropriation, currency inconvertibility, contract frustration, non-payment and war on land or political violence (including terrorism) mainly in developing regions of the world. Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in connection with investments and contracts in emerging market countries.

The Company’s weather and energy risk management products are designed to assist corporate customers, primarily energy companies and utilities, to manage their exposures to variations in underlying weather conditions and related energy markets.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

General:
Gross premiums written	$60,947	$70,966	(14.1)%
Net premiums written	52,629	66,656	(21.0)%
Net premiums earned	51,695	47,748	8.3%
Fee income and other	13,151	4,562	NM
Net losses and loss expenses	7,196	8,860	(18.8)%
Acquisition costs	7,110	5,450	30.5%
Operating expenses	17,556	15,534	13.0%
Foreign exchange (gains)	(49)	(514)	NM

Underwriting profit	$33,033	$22,980	43.7%

Investment income — financial guaranty	14,518	8,133	78.5%
Investment income — structured products	61,854	39,087	58.2%
Interest expense — structured products	42,410	16,271	160.6%
Net results from derivatives	16,078	4,181	NM
Operating expenses — structured products	9,758	15,406	(36.7)%
Net income from financial and investment affiliates	6,628	535	NM
Minority interest	2,275	4,660	(51.2)%

Net contribution from financial operations	$77,668	$38,579	101.3%

     *     NM — Not Meaningful

Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from installment premium policies written in the period. In addition to the financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Decreases in gross and net premiums written of 14.1% and 21.0%, respectively, in the first quarter of 2005 as compared to the same period in 2004 were primarily due to decreased upfront and installment premiums on financial guaranty business. Premiums declined in the quarter due to tight credit spreads and intense competition from the insured and the reinsured markets. The Company expects competition to remain intense for at least the short term.

Net premiums earned increased in the first quarter of 2005 as compared to the same period in 2004. This increase occurred because these premiums earn out over the life of the underlying exposures, which are typically longer than the risk periods related to the Company’s insurance and reinsurance general operations.

The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

Financial Guaranty	$39,607	$38,860	1.9%
Political Risk	7,051	6,802	3.7%
Other (1)	5,037	2,086	141.5%

     (1)     Includes structured financial and alternative risk transfer products and weather and energy risk management products

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses in the three months ended March 31, 2005 decreased by 18.8% compared to the first quarter of 2004. This decrease was primarily a result of financial guaranty exposures written in prior periods being less than originally reserved for, resulting in a release of prior period financial guaranty reserves, partially offset by increased reserves on structured products.

In the three months ended March 31, 2005, acquisition costs as a percentage of net premiums earned, increased as compared to the first quarter of 2004, due to increased amortization of the deferred costs associated with the growth of the platform.

Operating expenses increased in the first quarter of 2005 as compared to the first quarter of 2004 due to increases in certain compensation and consulting costs.

Net investment income related to financial guaranty business increased by 78.5% in the three months ended March 31, 2005 due to the larger investment portfolio created by increased premium receipts and a $125.0 million capital infusion in the fourth quarter of 2004. In addition, $2.3 million in investment income relates to the Company’s investment in Financial Security Assurance International Ltd (“FSAI”), which is now reported as investment income in accordance with EITF 02-14 as opposed to net income from financial affiliates as in 2004.

Net investment income related to structured products increased by 58.2% as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $2.3 billion to $3.7 billion.

Interest expenses on structured products relate to the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expenses in the three months ended March 31, 2005 compared to the same period in 2004 related primarily to the increase in the number of funding agreements in place during the three months ended March 31, 2005 combined with the commutation of certain structured reinsurance contracts in 2004.

Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain index derivatives. The net results from derivatives in the three months ended March 31, 2005 related primarily to the fair value adjustment for credit derivatives. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools. These gains were combined with realized weather derivative gains as a result of favorable critical day temperature positions in Europe.

Net income from financial and investment affiliates includes, earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates. The increase in the first quarter of 2005 as compared to the first quarter of 2004 was due primarily increased returns from Primus. Partially offsetting this increase was the reclassification of income from FSAI to net investment income as described above. Primus specializes in providing credit risk protection through credit derivatives. Primus had a positive mark-to-market adjustment in the quarter.

The decrease in minority interest in 2005 and 2004 was due to a decrease in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

Investment Activities

The following table illustrates the change in net investment income from general operations, equity in net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment derivative instruments for the three months ended March 31, 2005 and 2004.

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

Net investment income — general operations	$171,930	$146,946	17.0%
Net income from investment affiliates – general operations	67,914	60,368	12.5%
Net realized gains on investments	60,671	115,337	(47.4)%
Net realized and unrealized gains on investment derivative instruments — general operations	29,100	3,586	NM

     *     NM — Not Meaningful

Net investment income related to general operations increased in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations, as well as growth in asset value due to the weakening U.S. dollar. The market yield to maturity on the fixed income portfolio was 4.3% at March 31, 2005 as compared to 3.6% at March 31, 2004.

Net income from investment affiliates increased in the first quarter of 2005 compared to the first quarter of 2004 due to strong performance in both alternative fund affiliates and particularly in private equity fund affiliates.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the general account asset/liability portfolios, structured and spread product portfolios and risk asset portfolios:

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2005 (1)	March 31, 2004 (1)

General Account Asset/Liability portfolios
USD fixed income portfolio	(0.3)%	2.2%
Non USD fixed income portfolio	0.0%	2.4%
Structured and Spread Products portfolios
USD fixed income portfolio	0.7%	2.9%
Non USD fixed income portfolio	0.8%	1.7%
Risk Asset portfolios
Alternative portfolio (2)	2.9%	4.0%
Equity portfolio	(0.7)%	5.0%
High-Yield fixed income portfolio	(1.4)%	1.7%

     (1)     Portfolio returns are calculated by dividing the sum of net investment income, realized gains (losses) and unrealized gains (losses) by the daily weighted average market value of each portfolio.

     (2)     Performance on the alternative portfolio reflects the three months to February 28, 2005 and February 29, 2004, respectively.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

Net realized gains on investments in the first quarter of 2005 included net realized gains of $83.9 million from sales of investments and net realized losses of approximately $23.2 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of these investments.

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

Net realized and unrealized gains on investment derivatives for the three months ended March 31, 2005 resulted from the Company’s investment strategy to economically hedge certain interest, credit and foreign exchange risk within the investment portfolio.

Net Unrealized Gains and Losses on Investments

At March 31, 2005, the Company had net unrealized gains on fixed income securities of $309.8 million and net unrealized gains on equities of $155.4 million. Of these amounts, gross unrealized losses on fixed income securities and equities were $220.9 million and $11.8 million respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2005 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

At March 31, 2005, approximately 8,400 fixed income securities out of a total of approximately 16,900 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $2.7 million. Approximately 400 equity securities out of a total of approximately 1,600 securities were in an unrealized loss position at March 31, 2005 with the largest individual loss being $0.7 million.

The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2005 had been in a continual unrealized loss position:

(U.S. dollars in thousands)		(Unaudited)	(Unaudited)
		Amount of	Fair Value of Securities
	Length of time in a continual	unrealized loss at	in unrealized loss position
Type of Securities	unrealized loss position	March 31, 2005	at March 31, 2005

Fixed Income and Short-Term	Less than six months	$126,090	$ 9,229,903
	At least 6 months but less than 12 months	17,450	1,094,508
	At least 12 months but less than 2 years	76,790	2,451,983
	2 years and over	611	7,722

	Total	$220,941	$12,784,116

Equities	Less than six months	$ 10,255	$ 183,573
	At least 6 months but less than 12 months	123	549
	At least 12 months but less than 2 years	488	1,633
	2 years and over	889	3,056

	Total	$ 11,755	$ 188,811

At March 31, 2005, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
Maturity profile in years of fixed	Amount of	Fair value of securities
income securities in a continual	unrealized loss at	in unrealized loss positions
unrealized loss position	March 31, 2005	at March 31, 2005

Less than 1 year remaining	$ 5,325	$ 1,209,114
At least 1 years but less than 5 years remaining	58,554	3,681,438
At least 5 years but less than 10 years remaining	52,477	2,241,708
At least 10 years but less than 20 years remaining	5,501	296,071
At least 20 years or more remaining	11,360	644,664
Mortgage and asset backed securities	87,724	4,711,121

Total	$220,941	$12,784,116

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 4.1% of the total fixed income portfolio market value at March 31, 2005. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio at March 31, 2005, $15.1 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)	(Unaudited)	(Unaudited)
	Amount of	Fair value of securities
Length of time in a continual	unrealized loss at	in unrealized loss position
unrealized loss position	March 31, 2005	at March 31, 2005

Less than six months	$12,454	$768,626
At least 6 months but less than 12 months	1,147	24,679
At least 12 months but less than 2 years	1,319	17,158
2 years and over	197	2,471

Total	$15,117	$812,934

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2005 and 2004:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2005	2004	% Change

Net income from operating affiliates	$15,222	$ 7,898	92.7%
Amortization of intangible assets	2,793	3,257	(14.2)%
Corporate operating expenses	48,385	41,602	16.3%
Interest expense	45,876	33,703	36.1%
Income tax expense	52,874	35,885	47.3%

Net income from operating affiliates was significantly improved during the three months ended March 31, 2005 when compared to the same period in the prior year. This increase is due to a $6.4 million increase in the performance of fund management affiliates, which increased to $13.3 million as compared to $6.9 million for the three months ended March 31, 2004.

Corporate operating expenses in the three months ended March 31, 2005 increased compared to the three months ended March 31, 2004, primarily due to an increase in certain compensation costs partially off-set by the conscious efforts toward cost reduction across the Company since late 2004.

The increase in interest expense primarily reflected the increase in outstanding debt throughout 2004. For more information on the Company’s financing structure, see “Liquidity and Capital Resources.”

The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations.

Investments

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

At March 31, 2005 and December 31, 2004, total investments and cash and cash equivalents were $32.5 billion and $32.1 billion, respectively. The following table summarizes the composition of the Company’s invested assets:

(U.S. dollars in thousands)	(Unaudited)
	Market Value at		Market Value at
	March 31,	Percent of	December 31,	Percent of
	2005	Total	2004	Total

Cash and cash equivalents	$ 2,287,562	7.0%	$ 2,304,303	7.2%
Net payable for investments purchased	(304,143)	(0.9)%	(273,535)	(0.9)%
Fixed maturities	25,381,382	78.1%	25,100,194	78.2%
Short-term investments	1,907,029	5.9%	1,760,714	5.5%
Equity securities	924,347	2.8%	962,920	3.0%
Investments in affiliates	2,042,343	6.3%	1,936,852	6.0%
Other investments	265,913	0.8%	305,160	1.0%

Total investments and cash and cash equivalents	$32,504,433	100%	$32,096,608	100%

The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At March 31, 2005 and December 31, 2004, the average credit quality of the Company’s total fixed income portfolio was “AA”. Approximately 58% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 4% was below investment grade or not rated.

Unpaid Losses and Loss Expenses.

The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and for losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company.

Unpaid losses and loss expenses relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $19.9 billion at March 31, 2005, and $19.8 billion at December 31, 2004.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the three months ended March 31, 2005 (unaudited):

(U.S. dollars in thousands)		Unpaid	Net unpaid
	Gross unpaid	losses and	losses
	Losses and loss	loss expenses	and loss
	expenses	recoverable	expenses

Balance as at December 31, 2004	$19,837,669	$6,971,356	$12,866,313
Losses and loss expense incurred	1,531,236	388,176	1,143,060
Losses and loss expense paid /recovered	(1,211,791)	(454,068)	(757,723)
Foreign exchange and other	(249,411)	(160,686)	(88,725)

Balance as at March 31, 2005	$19,907,703	$6,744,778	$13,162,925

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 9 to the Consolidated Financial Statements, each in the Company’s Form 10-K for the year ended December 31, 2004, for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premium written incepts in the first quarter of the year, certain assets and liabilities have increased at March 31, 2005 compared to December 31, 2004. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to its insureds. Accordingly, the losses and loss expense reserves on the balance sheet represent the Company’s total unpaid gross losses. Unpaid losses and loss expenses recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

Unpaid losses and loss expenses recoverables was $6.7 billion at March 31, 2005 and $7.0 billion at December 31, 2004. The table below presents the Company’s net reinsurance recoverable at March 31, 2005 and December 31, 2004.

(U.S. dollars in thousands)	(Unaudited)
	March 31	December 31
	2005	2004

Reinsurance balances receivable	$1,211,368	$1,097,709
Bad debt reserve on reinsurance balances receivable	(7,555)	(1,970)
Reinsurance recoverable on future policy benefits	13,849	23,585
Unpaid losses and loss expenses recoverable	7,020,080	7,226,480
Bad debt reserve on unpaid losses and loss expenses	(289,151)	(278,709)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$7,948,591	$8,067,095

Included in unpaid losses and loss expenses recoverable at March 31, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be in each case, the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which are approximately $1.8 billion in the aggregate as of March 31, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above. The Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at March 31, 2005 and amounted to approximately $276.0 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written prior to December 31, 2000.

At March 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the Winterthur business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	A submission of the Seller is closer to the valuation developed by the independent actuary, in which case the Company may record a loss of approximately $900 million.

(ii)	There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what is reported in the Company’s December 31, 2004 financial statements;

(iii)	The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections; and /or

(iv)	Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

The Company recently met with the independent actuary and the Seller with respect to the post-closing seasoning process relating to the Company’s acquisition of Winterthur International from the Seller. Based on these discussions, the Company expects that the independent actuary’s final report will be issued in the fourth quarter of this year.

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

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short and long term cash requirements of the Company’s business operations.

The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Company.

New cash from operations was approximately $270.6 million in the first three months of 2005 compared with $526.1 million in the same period in 2004. The reduction was primarily due to an increase in paid losses related to the 2004 hurricane. Net new cash in 2005 was due to premium receipts increasing at a greater rate than paid losses and operating expenses.

Capital Resources

At March 31, 2005, the Company had total shareholders’ equity of $7.8 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

The Company does not intend, subject to the terms and conditions at the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplement, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

As at March 31, 2005, the Company had revolving credit facilities and loan facilities from a variety of sources, including commercial banks, totaling $3.4 billion of which $2.7 billion in debt was outstanding. In addition, the Company had letters of credit facilities amounting to $4.4 billion of which $3.2 billion was utilized to provide of letters of credit in issue at Match 31, 2005, 6.4% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

In the event that the amount developed by the independent actuary in the net reserve seasoning process is closer to the amount submitted by the Seller (as more fully described under Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balance Receivable, above) the Company may need to raise additional capital.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at March 31, 2005:

				Payments Due By Period

Notes Payable And Debt			Year Of	Less Than	1 To 3	4 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$ 60,000	$ —	2005	$ —	$ —	$ —	$ —

364-day and 3 year			2005/
revolvers (1)	600,000	—	2007
7.15% Senior Notes due 2005	100,000	100,000	2005	100,000
2.53% Senior Notes due 2009 (3)	825,000	825,000	2009		825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000	2011				255,000
6.50% Guaranteed Senior Notes due 2012 (2)	597,800	597,800	2012				600,000
5.25% Senior Notes due 2014 (2)	593,872	593,872	2014				600,000
6.375% Senior Notes due 2024 (2)	350,000	350,000	2024				350,000

Total debt	$3,381,672	$2,721,672		$100,000	$825,000	$ —	$1,805,000

(1)	The syndicated revolving credit and letter of credit facilities created in June 2004 consist of a $1.0 billion 364-day facility that expires in June 2005 and a $2.0 billion 3-year facility that expires in June 2007. The combined revolving credit sub-limit of these facilities is $600.0 million.

(2)	“Commitment” and “In Use” data represent March 31, 2005, accreted values. “After 5 years” data represent ultimate redemption values.

(3)	The 2.53% Senior Notes due 2009 are a component of the Equity Security Units issued in March 2004. In addition to the Senior Notes coupon of 2.53%, contract adjustment payments of 3.97% per annum are paid on forward purchase contracts for ordinary shares for a total distribution per annum on the Units of 6.50%. The forward purchase contracts will be settled on May 15, 2007 and the Senior Notes will mature on May 15, 2009.

The total pre-tax interest expense on the borrowing described above was $36.0 million and $22.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

Credit facilities, contingent capital and other sources of collateral.

The Company is in the process of renewing its 364-day letter of credit facility that expires on June 22, 2005. The Company expects that the new facility will be at least $1.5 billion in size and have a tenure of five years.

The following table presents the Company’s letter of credit facilities available, in use, and expiration dates as at March 31, 2005:

				Amount of Commitment
Other Commercial				Expiration Per Period

Commitments			Year Of	Less Than	1 To 3	4 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

7 Letter of Credit facilities	$1,508,745	$726,353	2005	$1,508,745	$ —	$ —	$ —
1 Letter of Credit facility	846,585	731,106	2006		846,585
1 Letter of Credit facility	2,000,000	1,733,350	2007		2,000,000

9 Letter of Credit facilities	$4,355,330	$3,190,809		$1,508,840	$2,846,585	$ —	$ —

Of the total letter of credit commitment above, $660.0 million is also included in the revolvers under notes payable and debt.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. Several of the facilities are scheduled for renewal during the remainder of 2005. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and loss experience of such business.

In addition to funded debt transactions, the Company and a majority-owned subsidiary XL Financial Assurance Ltd. (“XLFA”) have entered into contingent capital transactions as further described below. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company or XLFA, as applicable.

On December 10, 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevo cable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B Preferred Shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities.

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

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	AA-	(Outlook Stable)
Fitch	AA	(Ratings Watch Negative)
A.M. Best	A+	(Outlook Negative)
Moody’s Investor Services	Aa2	(Outlook Negative except members of the XL America Pool, XL Re Ltd and XL Life Insurance and Annuity Company, which are rated Aa3.)

The following are the financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating

Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

In addition, XL Capital Ltd currently has the following long term debt ratings: “a-” (Outlook Negative Implications) from A.M. Best, “A” (Negative) from Standard and Poor’s, “A2” (Outlook Negative) from Moody’s and “A” (Ratings Watch Negative) from Fitch.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the three months ended March 31, 2005, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any Form 10-K, other Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and in terms and conditions may not be as sustainable as the Company is currently projecting; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Winterthur Swiss Insurance Company (a) in connection with the independent actuarial process or (b) under other contractual arrangements; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets which adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no material changes in the Company’s market risk exposures, or how those exposures are managed, since December 31, 2004. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2004.

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

This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements” in Item 2.

Credit Default Swaps

The Company has written certain financial guaranty transactions in derivative or swap form. The Company does not actively trade these transactions and generally issues and holds these contracts to maturity. Changes in fair value can result from changes in market credit spreads, supply and demand for similar type instruments, changes in future loss and/or recovery estimates, interest rates and credit rating upgrades or downgrades. The Company therefore is at risk for changes in fair value due to changes in any of the above factors. In addition, the Company enters into credit default swap transactions as part of its overall investment strategy.

Weather and Energy Market Risk

The Company offers weather and energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets in a weather and energy derivatives trading portfolio.

Fair values for the Company’s natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments that do not have quoted market prices requires management judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the three months ended March 31, 2005.

(U.S. dollars in thousands)	(Unaudited)
Three Months
Ended March 31,
2005

Fair value of contracts outstanding, beginning of the year	$ 7,219
Net option premiums realized (1)	3,135
Reclassification of settled contracts to realized (2)	682
Other changes in fair value (3)	3,048

Fair value of contracts outstanding, end of period	$14,084

     (1)     The Company paid $0.1 million of premiums and realized $3.0 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $3.1 million.

     (2)     The Company paid $0.7 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.

     (3)     This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments.

The change in the fair value of contracts outstanding at March 31, 2005 as compared to the beginning of the year is primarily due to favorable weather development in the European weather portfolio and the impact on seasonal contracts that are at the end of their risk periods.

The following table summarizes the maturity of contracts outstanding as of March 31, 2005:

(U.S. dollars in thousands)
(Unaudited)
	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	4-5 Years	5 Years	Fair Value

Prices actively quoted	$ —	$ —	$ —	$—	$ —
Prices based on models and other valuation methods	3,734	10,699	(349)	—	14,084

Total fair value of contracts outstanding	$3,374	$10,699	$(349)	$—	$14,084

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

The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended March 31, 2005 were $108.9 million, $101.5 million and $115.1 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended March 31, 2004 were $168.5 million, $154.1 million and $187.0 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $60.0 million in any one season.

For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25.0 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended March 31, 2005 were $17.1 million, $15.3 million, and $20.3 million, respectively. The corresponding amounts during the period ended March 31, 2004 were $2.8 million, $2.6 million, and $2.9 million, respectively.

Investment Market Risk

The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollars and foreign currencies.

Through the structure of the Company’s investment portfolio, the Company’s earnings and book value are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g. changes in the level, slope and curvature of the yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g. changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g. changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings and book value.

The Company seeks to manage the risks of the investment portfolio through a combination of asset class, country, industry and security level diversification and investment manager allocations. These allocation decisions are made relative to the liability profile of the Company and the Company’s surplus. Further, individual security and issuer exposures are generally controlled and monitored at the investment portfolio level, via specific investment constraints outlined in investment guidelines and agreed with the Company’s external investment professionals. Additional constraints are generally agreed with the external investment professionals which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purposes of managing interest rate risk, foreign exchange risk, credit risk and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio duration, spread, convexity and other relevant portfolio metrics. The direct use of derivatives to economically leverage the portfolio outside of the stated guidelines is generally not permitted. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to utilize cash holdings to purchase equity indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

Investment Value-At-Risk

The VaR of the Company’s total investment portfolio at March 31, 2005, based on a 95% confidence level with a one month holding period, was approximately $464.4 million as compared to $487.3 million as at December 31, 2004. The VaR of all investment related derivatives as at March 31, 2005 was approximately $15.4 million as compared to $15.1 million as at December 31, 2004. The Company’s investment portfolio VaR as at March 31, 2005 is not necessarily indicative of future VaR levels.

To complement the VaR analysis which is based on normal market environments, the Company considers the potential impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders’ equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at March 31, 2005, the Company would expect to lose approximately 5.4% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.7% at December 31, 2004. Given the investment portfolio allocations as at March 31, 2005, the Company would expect to gain approximately 19.3% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.4% at December 31, 2004. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

As at March 31, 2005, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $29.3 billion as compared to approximately $28.9 billion as at December 31, 2004. As at March 31, 2005, the fixed income portfolio consisted of approximately 89.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 89.1% as at December 31, 2004.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at March 31, 2005.

Total

AAA	58.4%
AA	11.1%
A	16.3%
BBB	10.1%
BB & BELOW	4.0%
NR	0.1%

Total	100.0%

At March 31, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”.

As at March 31, 2005, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.1% of the total fixed income portfolio and approximately 19.9% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings	Fixed Income Portfolio (1)

General Electric Company	0.6%
HBOS plc	0.5%
Royal Bank of Scotland Group plc	0.5%
Citigroup Inc	0.4%
HSBC Holdings plc	0.4%
JPMorgan Chase & Co	0.4%
Bank of America Corporation	0.4%
Goldman Sachs Group Inc	0.3%
Banco Santander Central Hispano SA	0.3%
Wells Fargo & Co	0.3%

     (1)     Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2005 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.2% or $1.2 billion as compared to approximately 4.4% or $1.3 billion as at December 31, 2004. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

As at March 31, 2005, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $924.3 million as compared to $963.0 million as at December 31, 2004. As at March 31, 2005, the Company’s allocation to equity securities was approximately 2.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 3.0% as at December 31, 2004.

As at March 31, 2005, approximately 59% of the equity portfolio was invested in U.S. companies as compared to approximately 60% as at December 31, 2004. As at March 31, 2005, the top ten equity holdings represented approximately 7.5% of the Company’s total equity portfolio as compared to approximately 8.0% as at December 31, 2004.

The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $92.4 million as at March 31, 2005 as compared to $96.3 million as at December 31, 2004.

Alternative Investment Portfolio

The Company’s alternative investment portfolio (included in investments in affiliates or other investments) had approximately 80 separate fund investments at March 31, 2005 with a total portfolio of $1.7 billion representing approximately 5.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to December 31, 2004 where the Company had approximately 100 separate fund investments with a total portfolio of $1.7 billion representing approximately 5.2% of the total investment portfolio.

As at March 31, 2005, the alternative investment style allocation was 49% in directional/tactical strategies, 25% in event-driven strategies, 23% in arbitrage strategies, and 3% in multi-strategy strategies. As at December 31, 2004, the alternative investment style allocation was 42% in directional/tactical strategies, 25% in event-driven strategies, 25% in arbitrage strategies, and 8% in multi-strategy strategies.

Private Investment Portfolio

As at March 31, 2005, the Company’s exposure to private investments was approximately $227 million compared to $206 million as at December 31, 2004. As at March 31, 2005, the Company’s exposure to private investments consisted of approximately 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2004.

Bond and Stock Index Futures Exposure

As at March 31, 2005, bond and stock index futures outstanding had a net long position of $651.1 million as compared to a net long position of $1.3 billion as at December 31, 2004. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $65.1 million as at March 31, 2005 and $129.5 million as at December 31, 2004, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at March 31, 2005 was $51.1 million as compared to $3.8 million as at December 31, 2004, with a net unrealized loss of $5.8 million as compared to $11.8 million as at December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On July 30, 2004, the Company filed an Answering Statement and Motion to Stay or Dismiss the AAA arbitration. On April 13, 2004, the Company commenced a separate arbitration procedure, as provided in the Stock Purchase Agreement, but the Claimants have refused to participate in this procedure. On July 15, 2004, the Company filed a petition in the United States District Court for the Southern District of New York, seeking an order of the Court compelling the Claimants to arbitrate the dispute pursuant to those procedures and staying or dismissing the AAA arbitration. On September 19, 2004, the District Court denied the Company’s petition. On October 22, 2004, the Company filed an appeal of the District Court’s decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed but oral argument has not yet been scheduled. The AAA arbitration is proceeding and is scheduled for hearing commencing July 2005. The Company intends to vigorously defend against the Claimants’ claims.

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

Although not a litigation or arbitration, the Company has entered into a binding independent actuarial valuation process related to certain contractual agreements; in the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. This process is further described in Item 1, Note 9 to the Unaudited Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

January 1-31, 2005	209	$77.65	—	$135.4 million
February 1-28, 2005	538	$75.75	—	$135.4 million
March 1-31, 2005	50,352	$75.07	—	$135.4 million

Total	51,099	$75.09	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted to employees under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.

(2)	The price paid per share is the closing price of the shares on the vesting date.

(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three months ended March 31, 2005. As of March 31, 2005, the Company could repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 6.     EXHIBITS

10.1	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano.

10.2	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Henry C.V. Keeling.

10.3	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Fiona E. Luck.

10.4	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Clive Tobin.

10.5	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2005.

10.6
Agreement of Amendment, dated as of February 23, 2004, to the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

10.7	Agreement of Amendment, dated as of February 18, 2005, to the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly

Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

10.8
Sellers Retrocession Agreement (in respect of the period to 31 December 2000), dated July 24, 2001, between Winterthur International, as Principal Reinsured, and Winterthur Swiss Insurance Company, as Reinsurer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.9
Amended and Restated Sellers Retrocession Agreement (in respect of the period to 30 June 2001), dated February 8, 2002, between XL Winterthur International Re, as Principal Reinsured, and Winterthur Swiss Insurance Company, as Reinsurer, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.10
SRA Amendment Letter, dated December 24, 2003, between XL Insurance (Bermuda) Ltd, Vitodurum Reinsurance Company and Winterthur Swiss Insurance Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.11
Limited Recourse Receivables Financing Facility Agreement, dated July 24, 2001, between Winterthur Swiss Insurance Company and Winterthur International, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.12
Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including the Schedules thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99.1	XL Capital Assurance Inc. condensed consolidated financial statements (unaudited) for the three month periods ended March 31, 2005 and 2004.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three month periods ended March 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)

Date: May 6, 2005	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Date: May 6, 2005	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer