Form 10-Q
period 2005-06-30
XL CAPITAL LTD
filed 2005-08-04
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, there were 140,399,600 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Income for the Three Months Ended June 30, 2005 and 2004 (Unaudited) and the Six Months Ended June 30, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2005 and 2004 (Unaudited) and the Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	62

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 5.	Other Information	65

Item 6.	Exhibits	65

	Signatures	67

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2005, $27,762,444; 2004, $24,452,348)	$28,524,432	$25,100,194
Equity securities, at fair value (cost: 2005, $766,896; 2004, $778,117)	918,740	962,920
Short-term investments, at fair value (amortized cost: 2005, $2,007,761; 2004, $1,738,845)	2,005,731	1,760,714

Total investments available for sale	31,448,903	27,823,828
Investments in affiliates	2,044,085	1,936,852
Other investments	262,292	305,160

Total investments	33,755,280	30,065,840
Cash and cash equivalents	2,467,775	2,304,303
Accrued investment income	353,110	326,510
Deferred acquisition costs	947,905	845,422
Prepaid reinsurance premiums	1,103,229	992,260
Premiums receivable	4,442,750	3,838,228
Reinsurance balances receivable	957,904	1,095,739
Unpaid losses and loss expenses recoverable	6,464,019	6,971,356
Goodwill and other intangible assets	1,820,148	1,827,782
Deferred tax asset, net	201,700	288,599
Other assets	811,078	689,430

Total assets	$53,324,898	$49,245,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,775,410	$19,837,669
Deposit liabilities	7,336,323	5,974,726
Future policy benefit reserves	5,749,285	4,335,056
Unearned premiums	6,064,286	5,191,368
Notes payable and debt	2,721,916	2,721,431
Reinsurance balances payable	1,460,842	1,565,689
Net payable for investments purchased	150,842	273,535
Other liabilities	1,622,918	1,533,860
Minority interest	71,400	73,440

Total liabilities	$44,953,222	$41,506,774

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2005	2004

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: 2005 and 2004, 9,200,000	$ 92	$ 92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: 2005 and 2004, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2005 and 2004, nil.	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: 2005, 140,389,078; 2004, 138,932,481	1,404	1,389
Additional paid in capital	4,053,051	3,950,175
Accumulated other comprehensive income	589,601	460,273
Deferred compensation	(107,115)	(69,988)
Retained earnings	3,834,528	3,396,639

Total shareholders’ equity	$ 8,371,676	$ 7,738,695

Total liabilities and shareholders’ equity	$53,324,898	$49,245,469

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Net premiums earned	$3,712,768	$2,870,115	$5,612,203	$4,602,917
Net investment income	367,401	240,426	675,606	479,493
Net realized gains on investments	90,055	8,763	150,726	124,100
Net realized and unrealized (losses) gains on derivative instruments	(47,941)	30,874	(2,763)	38,641
Net (loss) income from investment affiliates	(10,774)	7,969	59,738	71,462
Fee (loss) income and other	(3,048)	8,152	14,112	15,059

Total revenues	$4,108,461	$3,166,299	$6,509,622	$5,331,672

Expenses:
Net losses and loss expenses incurred	$1,261,707	1,096,840	$2,404,768	2,084,098
Claims and policy benefits	2,020,664	1,010,131	2,146,291	1,125,407
Acquisition costs	310,988	347,408	605,382	624,678
Operating expenses	248,950	247,716	496,106	493,016
Exchange (gains) losses	(10,693)	15,913	229	5,189
Interest expense	97,766	59,120	186,052	109,370
Amortization of intangible assets	3,043	3,257	5,836	6,514

Total expenses	$3,932,425	$2,780,385	$5,844,664	$4,448,272

Income before minority interest, income tax and equity in net (income) of insurance and financial affiliates	$ 176,036	$ 385,914	$ 664,958	$ 883,400
Minority interest in net income of subsidiary	2,079	2,284	4,354	6,944
Income tax	41,776	32,266	94,650	68,151
Net (income) from operating affiliates	(13,794)	(22,320)	(33,046)	(27,628)

Net income	145,975	373,684	599,000	835,933
Preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$ 135,895	$ 363,604	$ 578,840	$ 815,773

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	138,948	137,655	138,488	137,568

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	140,404	138,741	139,841	138,648

Earnings per ordinary share and ordinary share equivalent — basic	$ 0.98	$ 2.64	$ 4.18	$ 5.93

Earnings per ordinary share and ordinary share equivalent — diluted	$ 0.97	$ 2.62	$ 4.14	$ 5.88

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$145,975	$373,684	$599,000	$835,933
Change in net unrealized appreciation of investments, net of tax	390,751	(585,146)	49,693	(469,941)
Change in derivative loss	157	—	313	—
Foreign currency translation adjustments, net	61,252	(17,817)	79,322	8,765

Comprehensive income (loss)	$598,135	$(229,279)	$728,328	$374,757

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$ 207	$ 207
Issue of shares	—	—

Balance — end of period	$ 207	$ 207

Class A Ordinary Shares:
Balance — beginning of year	$ 1,389	$ 1,373
Issue of shares	8	5
Exercise of stock options	8	5
Repurchase of shares	(1)	—

Balance — end of period	$ 1,404	$ 1,383

Additional Paid in Capital:
Balance — beginning of year	$3,950,175	$3,949,421
Issue of shares	60,306	43,445
Stock option expense	9,685	6,000
Exercise of stock options	34,515	16,746
Repurchase of shares	(1,630)	(1,631)
Equity units/debt value	—	(112,301)

Balance — end of period	$4,053,051	$3,901,680

Accumulated Other Comprehensive Income:
Balance — beginning of year	$ 460,273	$ 490,195
Net change in unrealized gains (losses) on investment portfolio, net of tax	46,715	(476,724)
Net change in unrealized gains on investment portfolio of affiliates	2,978	6,783
Derivative Loss on Cashflow Hedge	313	—
Currency translation adjustments	79,322	8,765

Balance — end of period	$ 589,601	$ 29,019

Deferred Compensation:
Balance — beginning of year	$ (69,988)	$ (46,124)
Issue of restricted shares	(57,604)	(43,103)
Amortization	20,477	12,218

Balance — end of period	$ (107,115)	$ (77,009)

Retained Earnings:
Balance — beginning of year	$3,396,639	$2,541,843
Net income	599,000	835,933
Dividends on Series A and B preference ordinary shares	(20,160)	(20,160)
Dividends on Class A ordinary shares	(138,186)	(135,278)
Repurchase of ordinary shares	(2,765)	(1,046)

Balance — end of period	$3,834,528	$3,221,292

Total Shareholders’ Equity	$8,371,676	$7,076,572

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004

Cash flows provided by operating activities:
Net income	$ 599,000	$ 835,933
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gains on investments	(150,726)	(124,100)
Net realized and unrealized gains on derivative instruments	2,763	(53,737)
Amortization of premiums on fixed maturities	30,380	43,147
Net income from investment, insurance and financial affiliates	(92,784)	(99,090)
Amortization of deferred compensation	20,477	12,218
Accretion of convertible debt	485	12,882
Accretion of deposit liabilities	105,219	53,904
Unpaid losses and loss expenses	(62,259)	502,507
Future policy benefit reserves	1,414,229	875,705
Unearned premiums	872,918	1,233,412
Premiums receivable	(604,522)	(1,150,047)
Unpaid losses and loss expenses recoverable	507,337	(53,815)
Prepaid reinsurance premiums	(110,969)	(44,134)
Reinsurance balances receivable	137,835	57,011
Deferred acquisition costs	(102,483)	(209,150)
Reinsurance balances payable	(104,847)	102,486
Deferred tax asset	86,899	2,503
Other assets	(90,027)	(61,316)
Other	172,125	35,102

Total adjustments	2,032,050	1,135,488

Net cash provided by operating activities	$ 2,631,050	$ 1,971,421

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$11,209,810	$13,800,883
Proceeds from redemption of fixed maturities and short-term investments	646,697	2,482,888
Proceeds from sale of equity securities	555,622	252,333
Purchases of fixed maturities and short-term investments	(15,407,239)	(19,328,808)
Purchases of equity securities	(555,142)	(284,308)
Investments in affiliates, net of dividends received	2,292	(1,322)
Other investments	16,300	(1,632)

Net cash used in investing activities	$ (3,531,660)	$ (3,079,966)
Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	40,446	16,751
Repurchase of shares	(4,396)	(2,676)
Dividends paid	(158,348)	(155,438)
Proceeds from notes payable and issuance of equity units	—	671,360
Deposit liabilities	1,259,848	682,338
Net cashflow on securities lending	(71,834)	—

Net cash provided by financing activities	1,065,716	1,330,192
Effects of exchange rate changes on foreign currency cash	(1,634)	1,586

Increase in cash and cash equivalents	163,472	341,757
Cash and cash equivalents — beginning of period	2,304,303	2,829,627

Cash and cash equivalents — end of period	$ 2,467,775	$ 3,052,860

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

2.     Significant Accounting Policies

(a) Derivatives

For all periods reported herein, the Company amended the presentation of certain credit derivative transactions (described below) in the consolidated statements of income to include certain components of the change in fair value in “gross premiums written”, “net premiums earned” and “net losses and loss expenses incurred”, and in the consolidated balance sheet, certain components of the fair value in “unearned premiums” and “unpaid losses and loss expenses.” Previously, the change in fair value of all of the Company’s derivative transactions was reflected in one line item under “net realized and unrealized gains (losses) on derivative instruments”, and the fair value had been reflected in “other assets” and “other liabilities.” There was no effect on net income as a result of this change in presentation and prior period results have been reclassified to reflect this presentation. This change in presentation is applicable only to credit default swaps issued by the Company that are investment grade and that the Company intends, and has the ability, to hold to maturity. This change in presentation is principally applicable to credit default swaps issued by the Company’s financial guaranty insurance subsidiaries and is consistent with practices in the financial guaranty insurance industry for reporting the results of such instruments.

(b) Stock-Based compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. Awards under the Company’s plans vest over periods ranging from three to four years. If the fair value based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock-based compensation included in the determination of net income would have been higher. The following table illustrates the net effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     Significant Accounting Policies (Continued)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
(U.S. dollars in thousands, except per share amounts)	June 30,		June 30,

	2005	2004	2005	2004

Net income available to ordinary shareholders — as reported	$135,895	$363,604	$578,840	$815,773
Add: Stock-based employee compensation expense included in reported net income, net of related tax	5,508	3,601	9,685	6,000
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(6,189)	(10,665)	(14,318)	(21,757)

Pro forma net income available to ordinary shareholders	$135,214	$356,540	$574,207	$800,016

Earnings per ordinary share:
Basic — as reported	$ 0.98	$ 2.64	$ 4.18	$ 5.93
Basic — pro forma	$ 0.97	$ 2.59	$ 4.15	$ 5.82
Diluted — as reported	$ 0.97	$ 2.62	$ 4.14	$ 5.88
Diluted — pro forma	$ 0.96	$ 2.57	$ 4.11	$ 5.77

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised), Share- Based Payments (“FAS 123 (Revised)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values. This statement will be effective for the first fiscal year beginning after June 15, 2005. The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FAS 148. FAS 123 (Revised) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. Had the Company adopted FAS 123 (Revised) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 (b) – Stock-Based compensation above.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R), which requires an enterprise to consider whether it holds an implicit variable interest in a Variable Interest Entity (“VIE”) and what effect this may have on the calculation of expected losses and residual returns of the VIE and the determination of which party, if any, is considered the primary beneficiary of the VIE. This statement was effective for the first reporting period beginning after March 3, 2005 and did not have a material impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for, and reporting of, a change in accounting principle. This Statement will be effective for fiscal years beginning after December 15, 2005.

In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The EITF reached a consensus that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights similar to the rights described in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” This issue was effective for all new and modified agreements, upon the FASB’s ratification in June 2005. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005 and is not expected to have a material impact on the Company’s financial condition or results of operations.

The Company is aware of the SEC’s recent review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 Accounting and Reporting by Insurance Enterprises (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. During June 2005, the FASB undertook a project to review this matter and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. The Company will continue its loss reserving methodology as noted in Note 2(k) of the Company’s
Form 10-K for the year ended December 31, 2004, until further guidance is provided by the SEC or FASB.

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

In January 2005, following changes in certain executive management responsibilities, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes in responsibilities.

•	Results of business structured by XL Financial Solutions Ltd (“XLFS”) are now included entirely within the Financial Products and Services segment whereas previously this unit was reported in all three segments, depending on the nature of individual contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

•	Certain blocks of U.S.-based term life mortality reinsurance business previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the life reinsurance business units in order to centralize the Company’s management of traditional mortality-based reinsurance business.

•	Political risk insurance business units now report to executive management of the Financial Products and Services segment and, as such, earnings from this business are no longer reported in the Insurance segment but included with financial operations.

•	All operations of business units within the Financial Products and Services segment, including municipal reinvestment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

•	Net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities.

Prior period comparative information has been re-presented to conform to the above noted changes. There was no change in net income as a result of this change in presentation.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,054,360	$ 673,201	$ —	$1,727,561
Fee (loss) income and other	(2,916)	(463)	—	(3,379)
Net losses and loss expenses	676,374	568,154	—	1,244,528
Acquisition costs	119,032	149,049	—	268,081
Operating expenses (1)	140,261	38,153	—	178,414
Exchange (gains) losses	(34,104)	21,895	—	(12,209)

Underwriting profit (loss)	$ 149,881	$ (104,513)	$ —	$ 45,368

Life and Annuity Operations:
Life premiums earned	$ —	$1,933,215	$ —	$1,933,215
Fee income and other	—	114	—	114
Claims and policy benefits	—	2,020,664	—	2,020,664
Acquisition costs	—	35,058	—	35,058
Operating expenses (1)	—	5,068	—	5,068
Exchange losses	—	403	—	403
Net investment income	—	71,963	—	71,963
Interest expense	—	—	—	—

Net loss from life and annuity operations	$ —	$ (55,901)	$ —	$ (55,901)

Financial Operations:
Net premiums earned			$51,992	$ 51,992
Fee income and other			217	217
Net losses and loss expenses			17,179	17,179
Acquisition costs			7,849	7,849
Operating expenses (1)			17,338	17,338
Exchange losses			1,113	1,113

Underwriting profit			$ 8,730	$ 8,730

Net investment income — financial guarantee			$14,986	$ 14,986
Net investment income — structured products			70,725	70,725
Interest expense — structured products			54,134	54,134
Operating expenses — structured products (1)			13,439	13,439
Net loss from financial and investment affiliates			(7,437)	(7,437)
Minority interest			2,300	2,300
Net results from derivatives (2)			17,487	17,487

Contribution from financial operations			$34,618	$ 34,618

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended June 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$209,727
Net realized and unrealized gains on investments and derivative instruments (4)				24,627
Net income from operating affiliates				10,457
Interest expense (3)				43,632
Amortization of intangible assets				3,043
Corporate operating expenses				34,691
Minority interest				(221)
Income tax				41,776

Net Income				$145,975

General Operations:
Loss and loss expense ratio (5)	64.2%	84.4%		72.0%
Underwriting expense ratio (5)	24.5%	27.8%		25.9%

Combined ratio (5)	88.7%	112.2%		97.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized losses on credit derivatives of $(4.0) million, and gains on weather and energy derivatives of $4.1 million and gains on structured financial derivatives of $17.4 million.
(3)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(4)	This includes net realized gains on investments of $90.1 million and net realized and unrealized losses on investment derivatives of $65.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,103,585	$ 722,630	$ —	$1,826,215
Fee income and other	5,457	68	—	5,525
Net losses and loss expenses	706,869	377,800	—	1,084,669
Acquisition costs	154,867	172,985	—	327,852
Operating expenses (1)	130,254	48,396	—	178,650
Exchange losses	10,419	7,632	—	18,051

Underwriting profit	$ 106,633	$ 115,885	$ —	$ 222,518

Life and Annuity Operations:
Life premiums earned	$ —	$ 986,930	$ —	$ 986,930
Fee income and other	—	116	—	116
Claims and policy benefits	—	1,010,131	—	1,010,131
Acquisition costs	—	10,561	—	10,561
Operating expenses (1)	—	2,950	—	2,950
Exchange losses	—	125	—	125
Net investment income	—	45,486	—	45,486
Interest expense	—	(42)	—	(42)

Net income from life and annuity operations	$ —	$ 8,807	$ —	$ 8,807

Financial Operations:
Net premiums earned			$56,970	$ 56,970
Fee income and other			2,511	2,511
Net losses and loss expenses			12,171	12,171
Acquisition costs			8,995	8,995
Operating expenses (1)			15,637	15,637
Exchange (gains)			(2,263)	(2,263)

Underwriting profit			$24,941	$ 24,941

Net investment income — financial guarantee			8,872	8,872
Net investment income — structured products			39,888	39,888
Interest expense — structured products			21,876	21,876
Operating expenses — structured products (1)			11,686	11,686
Net income from financial and investment affiliates			2,599	2,599
Minority interest			2,427	2,427
Net results from derivatives (2)			15,486	15,486

Contribution from financial operations			$55,797	$ 55,797

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Three months ended June 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$146,180
Net realized and unrealized gains on investments and derivative instruments (4)				24,151
Net income from operating affiliates				27,690
Interest expense (3)				37,286
Amortization of intangible assets				3,257
Corporate operating expenses				38,793
Minority interest				(143)
Income tax				32,266

Net Income				$373,684

General Operations:
Loss and loss expense ratio (5)	64.1%	52.3%		59.4%
Underwriting expense ratio (5)	25.8%	30.6%		27.7%

Combined ratio (5)	89.9%	82.9%		87.1%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $15.3 million, and weather and energy derivatives of $0.1 million.
(3)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(4)	This includes net realized gains on investments of $8.8 million and net realized and unrealized gains on investment derivatives of $15.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$2,136,878	$1,356,952	$ —	$3,493,830
Fee (loss) income and other	1,011	(446)	—	565
Net losses and loss expenses	1,401,889	978,504	—	2,380,393
Acquisition costs	257,775	291,239	—	549,014
Operating expenses (1)	266,129	79,559	—	345,688
Exchange (gains) losses	(19,789)	18,281	—	(1,508)

Underwriting profit (loss)	$ 231,885	$ (11,077)	$ —	$ 220,808

Life and Annuity Operations:
Life premiums earned	$ —	$2,014,686	$ —	$2,014,686
Fee income and other	—	179	—	179
Claims and policy benefits	—	2,146,291	—	2,146,291
Acquisition costs	—	41,409	—	41,409
Operating expenses (1)	—	9,251	—	9,251
Exchange losses	—	673	—	673
Net investment income	—	131,866	—	131,866

Net loss from life and annuity operations	$ —	$ (50,893)	$ —	$ (50,893)

Financial Operations:
Net premiums earned			$103,687	$ 103,687
Fee income and other			13,368	13,368
Net losses and loss expenses			24,375	24,375
Acquisition costs			14,959	14,959
Operating expenses (1)			34,894	34,894
Exchange losses			1,064	1,064

Underwriting profit			$ 41,763	$ 41,763

Net investment income — financial guarantee			$ 29,504	$ 29,504
Net investment income — structured products			132,579	132,579
Interest expense — structured products			96,544	96,544
Operating expenses — structured products (1)			23,197	23,197
Net loss from financial and investment affiliates			(809)	(809)
Minority interest			4,575	4,575
Net results from derivatives (2)			33,565	33,565

Contribution from financial operations			$112,286	$ 112,286

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$381,657
Net realized and unrealized gains on investments
and derivative instruments (4)				114,398
Net income from operating affiliates				93,593
Interest expense (3)				89,508
Amortization of intangible assets				5,836
Corporate operating expenses				83,076
Minority interest				(221)
Income tax				94,650

Net Income				$599,000

General Operations:
Loss and loss expense ratio (5)	65.6%	72.1%		68.1%
Underwriting expense ratio (5)	24.5%	27.3%		25.6%

Combined ratio (5)	90.1%	99.4%		93.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $6.2 million, weather and energy derivatives of $10.2 million and gains on structured financial derivatives of $17.2 million.
(2)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(3)	This includes net realized gains on investments of $150.7 million, net realized and unrealized losses on investment derivatives of $36.3 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,982,106	$1,437,355	$ —	$3,419,461
Fee income and other	7,616	139	—	7,755
Net losses and loss expenses	1,249,658	813,409	—	2,063,067
Acquisition costs	273,206	320,296	—	593,502
Operating expenses (1)	258,236	90,822	—	349,058
Exchange losses (gains)	12,057	(4,176)	—	7,881

Underwriting profit	$ 196,565	$ 217,143	$ —	$ 413,708

Life and Annuity Operations:
Life premiums earned	$ —	$1,078,738	$ —	$1,078,738
Fee income and other	—	231	—	231
Claims and policy benefits	—	1,125,407	—	1,125,407
Acquisition costs	—	16,731	—	16,731
Operating expenses (1)	—	5,300	—	5,300
Exchange losses	—	85	—	85
Net investment income	—	90,387	—	90,387
Interest expense (2)	—	234	—	234

Net income from life and annuity operations	$ —	$ 21,599	$ —	$ 21,599

Financial Operations:
Net premiums earned			$104,718	$ 104,718
Fee income and other			7,073	7,073
Net losses and loss expenses			21,031	21,031
Acquisition costs			14,445	14,445
Operating expenses (1)			31,171	31,171
Exchange (gains)			(2,777)	(2,777)

Underwriting profit			$ 47,921	$ 47,921

Net investment income — financial guarantee			$ 17,005	$ 17,005
Net investment income — structured products			78,975	78,975
Interest expense — structured products			38,147	38,147
Operating expenses — structured products (1)			27,092	27,092
Net income from financial and investment affiliates			3,134	3,134
Minority interest			7,087	7,087
Net results from structured derivatives (2)			19,667	19,667

Contribution from financial operations			$ 94,376	$ 94,376

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$293,126
Net realized and unrealized gains on investments and derivative instruments (4)				143,074
Net income from operating affiliates				95,956
Interest expense (3)				70,989
Amortization of intangible assets				6,514
Corporate operating expenses				80,395
Minority interest				(143)
Income tax				68,151

Net Income				$835,933

General Operations:
Loss and loss expense ratio (5)	63.0%	56.6%		60.3%
Underwriting expense ratio (5)	26.9%	28.6%		27.6%

Combined ratio (5)	89.9%	85.2%		87.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $24.6 million, and losses on weather and energy derivatives of $4.6 million.
(3)	Interest expense excludes interest expense related to life and annuity operations, shown separately.
(4)	This includes net realized gains on investments of $124.1 million, net realized and unrealized gains on investment derivatives of $19.0 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 348,743	$ 90,755	$ —
Casualty	275,811	226,405	—
Property catastrophe	23,300	70,273	—
Other property	149,308	149,588	—
Marine, energy, aviation and satellite	184,747	43,997	—
Accident and health	(228)	8,306	—
Other (1)	72,679	83,877	—

Total general operations	$1,054,360	$ 673,201	$ —
Life and annuity operations	—	1,933,215	—
Financial operations	—	—	51,992

Total	$1,054,360	$2,606,416	$51,992

(1)	Other, includes surety, bonding, warranty and other lines.

Three months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 373,685	$ 99,223	$ —
Casualty	253,689	221,235	—
Property catastrophe	15,401	79,571	—
Other property	155,690	193,214	—
Marine, energy, aviation and satellite	238,178	44,680	—
Accident and health	6,674	9,751	—
Other (1)	60,268	74,956	—

Total general operations	$1,103,585	$ 722,630	$ —
Life and annuity operations	—	986,930	—
Financial operations	—	—	56,970

Total	$1,103,585	$1,709,560	$56,970

(1)	Other, includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     Segment Information (continued)

Six months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 714,011	$ 181,348	$ —
Casualty	561,466	452,388	—
Property catastrophe	43,180	136,236	—
Other property	310,916	332,698	—
Marine, energy, aviation and satellite	391,612	85,272	—
Accident and health	(170)	17,359	—
Other (1)	115,863	151,651	—

Total general operations	$2,136,878	$1,356,952	$ —
Life and Annuity Operations	—	2,014,686	—
Financial Operations	—	—	103,687

Total	$2,136,878	$3,371,638	$103,687

(1)	Other, includes surety, bonding, warranty and other lines.

Six months ended June 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services

General Operations:
Professional liability	$ 647,272	$ 185,086	$ —
Casualty	477,620	421,025	—
Property catastrophe	26,974	142,859	—
Other property	277,936	387,415	—
Marine, energy, aviation and satellite	459,028	98,995	—
Accident and health	8,087	20,144	—
Other (1)	85,189	181,831	—

Total general operations	$1,982,106	$1,437,355	$ —
Life and annuity operations	—	1,078,738	—
Financial operations	—	—	104,718

Total	$1,982,106	$2,516,093	$104,718

(1)	Other, includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     Unpaid Losses and Loss Expenses

During the quarter ended June 30, 2005, the Company increased net losses and loss expenses by an additional $190.6 million due to higher than expected losses in its North American reinsurance operations primarily from claims arising from workers’ compensation, umbrella liability, errors & omissions and directors’ & officers’ lines written, largely, in years prior to 2001. This increase resulted from the Company’s scheduled semi-annual reserve review.

6.     Future Policy Benefit Reserves

As a result of paid losses exceeding expectation on certain novated blocks of U.S.-based term life reinsurance business, the Company undertook an in depth review of the reported losses and recorded a premium deficiency charge to earnings of $63.3 million. This charge comprised a write-off of deferred acquisition costs of $25.9 million and an increase in claims and policy benefits of $37.4 million. These contracts were novated to the Company from an affiliated company.

7.     Notes Payable and Debt and Financing Arrangements

The Company replaced its 364-day credit facility that expired on June 22, 2005, with a new 5-year, $2.35 billion credit facility that expires on June 22, 2010. The facility provides letter of credit capacity of up to $2.25 billion and revolving credit of up to $1.0 billion. The revolving credit sub-limit of $1.0 billion is shared with the June 2004 3-year credit facility in that the Company can have no more than $1.0 billion in aggregate in revolving credit outstanding under the two facilities. In addition, the 2005 5-year facility contains a $100 million revolving-credit-only sub-limit which means that no more than $2.25 billion of the total facility of $2.35 billion is available in the form of letters of credit.

8.     Exposures under Guaranties

The Company provides financial guaranty insurance and reinsurance to support public and private borrowing arrangements. Financial guaranty insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such securities in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company’s potential liability under credit default swaps represents the notional amount of such swaps.

At June 30, 2005 the Company’s net outstanding par exposure under its in force financial guaranty insurance and reinsurance policies and contracts aggregated $70.4 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $158.5 million at such date. In addition, at June 30, 2005 the Company’s notional exposure under credit default swaps aggregated $11.0 billion and the net liability for these credit default swaps reflected in the Company’s consolidated balance sheet at June 30, 2005 was $26.6 million.

9.     Derivative Instruments

The Company enters into investment, structured financial and weather and energy derivative instruments for both risk management and trading purposes. The Company also enters into credit derivatives in connection with its Financial Products and Services business. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. All these derivative instruments are carried at fair value. Resulting realized and unrealized gains and losses on credit derivatives are accounted for as discussed in Note 2(a). Resulting realized and unrealized gains and losses on all other derivatives are recognized in net realized and unrealized gains and losses on derivatives during the period in which they occur.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     Derivative Instruments (continued)

The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three and six months ended June 30, 2005 and 2004:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Credit derivatives	$ (4,011)	$15,023	$ 6,238	$24,553
Weather and energy risk management derivatives	4,112	48	10,166	(4,616)
Other non-investment derivatives	17,386	415	17,161	(270)

Net results from derivatives financial operations	$ 17,487	$15,486	$ 33,565	$19,667
Investment derivatives	(65,428)	15,388	(36,328)	18,974

Net realized and unrealized gains (losses) on derivatives	$(47,941)	$30,874	$ (2,763)	$38,641

The Company records premiums received from sales of investment grade credit derivatives in gross written premiums and establishes loss reserves for this derivative business. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts. Net realized and unrealized gains and losses on credit derivative instruments are computed as the difference between fair value and the net of unpaid losses and loss expenses and unpaid losses and loss expenses recoverable. Changes in unrealized gains and losses on credit derivative instruments are reflected in the consolidated statements of income. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the Company’s consolidated balance sheet. Net realized and unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors.

The following table summarizes insurance activities related to credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(U.S. dollars in thousands)	2005	2004	2005	2004

Statement of Income:
Net earned premiums	$ 6,269	$11,818	$14,446	$20,175
Net losses and loss expenses	$(10,154)	$ 552	$(8,028)	$ 5,079
Net realized and unrealized gains (losses) on credit derivatives	$ (4,011)	$15,023	$ 6,238	$24,553

			(Unaudited)
			As at	As at
			June 30,	December 31,
(U.S. dollars in thousands)			2005	2004

Balance Sheet:
Unpaid losses and loss expenses recoverable			$ 201	$ 419
Other assets			$22,228	$16,475
Unpaid losses and loss expenses			$17,238	$26,090
Other liabilities			$31,752	$28,982

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.     XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the XL Capital Ltd. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the XL Capital Ltd. XL Capital Ltd’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.6 billion as of December 31, 2004.

11.     Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic earnings per ordinary share:
Net income	$145,975	$373,684	$599,000	$835,933
Less: preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$135,895	$363,604	$578,840	$815,773

Weighted average ordinary shares outstanding	138,948	137,655	138,488	137,568
Basic earnings per ordinary share	$0.98	$2.64	$4.18	$5.93

Diluted earnings per ordinary share:
Net income	$145,975	$373,684	$599,000	$835,933
Less: preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$135,895	$363,604	$578,840	$815,773

Weighted average ordinary shares outstanding — basic	138,948	137,655	138,488	137,568
Average stock options outstanding (1)	1,456	1,086	1,353	1,080

Weighted average ordinary shares outstanding — diluted	140,404	138,741	139,841	138,648

Diluted earnings per ordinary share	$ 0.97	$ 2.62	$ 4.14	$ 5.88

Dividends per ordinary share	$ 0.50	$ 0.49	$ 1.00	$ 0.98

(1)	Net of shares repurchased under the treasury stock method.

12.     Commitments and Contingencies

Included in unpaid losses and loss expenses recoverable at June 30, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be in each case, the submission that is closest to the number developed by the independent actuary.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.     Commitments and Contingencies (continued)

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The independent actuary has commenced the evaluation process. Based on submissions and meetings to date, the Company continues to expect that the independent actuary will make his determinations prior to year-end. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which were approximately $1.6 billion, in the aggregate, as of June 30, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at June 30, 2005 and amounted to approximately $270 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written prior to December 31, 2000.

Certain reinsurers responsible for some portions of the reinsurance of the Winterthur business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	The submission of the Seller is closer to the valuation developed by the independent actuary, in which case the Company may record a loss of approximately $900 million.

(ii)	There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what was reported in the Company’s December 31, 2004 financial statements;

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

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2005 and 2004:

	(Unaudited)
	Three Months Ended
(U.S. dollars and shares in thousands, except per share amounts)	June 30,

	2005	2004

Net income available to ordinary shareholders	$135,895	$363,604

Earnings per ordinary share — basic	$ 0.98	$ 2.64
Earnings per ordinary share — diluted	$ 0.97	$ 2.62
Weighted average number of ordinary shares and ordinary share equivalents — basic	138,948	137,655
Weighted average number of ordinary shares and ordinary share equivalents — diluted	140,404	138,741

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2005 and 2004.

	(Unaudited)
	Six Months Ended
(U.S. dollars and shares in thousands, except per share amounts)	June 30,

	2005	2004

Net income available to ordinary shareholders	$578,840	$815,773

Earnings per ordinary share — basic	$ 4.18	$ 5.93
Earnings per ordinary share — diluted	$ 4.14	$ 5.88
Weighted average number of ordinary shares and ordinary share equivalents — basic	138,488	137,568
Weighted average number of ordinary shares and ordinary share equivalents — diluted	139,841	138,648

The Company’s net income and other financial measures as shown below for the three and six months ended June 30, 2005 have been affected, among other things, by the following significant items:

1)	Net adverse prior year loss development;
2)	Continuing competitive underwriting environment;
3)	Growing asset base and positive contribution from collateralized debt obligation;
4)	Life reinsurance loss recognition.

1.     Net adverse prior year loss development.

The second quarter results have been adversely impacted by an increase in net reserves in the Company’s North American reinsurance operations of $190.6 million. The after tax charge was $186.3 million or $1.33 per ordinary share. This increase resulted from the Company’s semi-annual reserve review. Net adverse prior period loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development. The net adverse prior period loss development in the six months ended June 30, 2005 related principally to losses on business written prior to 2001 in the Company’s U.S. casualty reinsurance business. See the discussion of the Reinsurance segments results below.

2.     Continuing competitive underwriting environment.

Competition in the insurance and reinsurance markets has continued to increase in the first six months of 2005 in many lines of business. The insurance market is becoming increasingly competitive from a product and geographic perspective in terms of pricing. Marine, offshore energy lines, aviation and satellite prices have held up relatively well due, in part, to the impact of the hurricanes of last year and general pricing discipline. However, large account property rates continue to decline. The Company has seen some stabilizing in professional liability rates, however there is increasing competition in employment practice insurance. The Company continues to see opportunities in D&O in both the U.S. and Europe in specific targeted classes and continues to execute on recently established growth opportunities, such as operations in U.S. primary Casualty and the Design and Select Professional operations. The reinsurance market worldwide remains broadly well priced but increasingly competitive, particularly in the property and aviation lines of business. As of July 1, 2005, the Company has seen rate reductions along with increased net retentions by cedants. Casualty reinsurance pricing is generally flat, to slightly down. Property and Marine treaties that were impacted by the 2004 hurricanes have seen pricing improvements, typically up to 25%. Reinsurance policies that have good loss experience continue to see reductions in the order of 10 - 15%.

3.     Growing asset base and positive contribution from collateralized debt obligations.

Net investment income was $367.4 million and $675.6 million for the three months and six months ended June 30, 2005, respectively, compared to $240.4 million and $479.5 million, respectively, for the same periods in 2004 due to a higher investment base and higher investment yields primarily due to increases in short-term U.S. interest rates. The investment portfolio increased due to positive operating cash flows and growth in structured and spread balances through these periods. In addition, during the quarter the Company received a distribution associated with the unwind of a collateralized debt obligation, which resulted in a current benefit to net investment income of $28.6 million.

Net income (loss) from investment affiliates was ($10.8) million and $59.7 million for the three months and six months, respectively, compared to $8.0 million and $71.5 million, respectively, for the same periods in 2004. These results reflect decreased returns from the Company’s alternative fund investments during the second quarter of 2005.

4.     Life reinsurance loss recognition.

During the second quarter, results were adversely impacted by a $63.3 million after tax charge related to the Company’s life and annuity reinsurance operations. The Company has completed a detailed actuarial experience study of this business. In accordance with U.S. GAAP treatment for life business, a loss recognition test process was carried out to determine if expected future premiums will be sufficient to pay for expected future losses. This process has led to the Company’s decision to unlock the current policy benefit reserve ratio and record a loss recognition charge of $63.3 million. With a recognition that the business is loss making based on existing assumptions, the total charge was first applied to write-off the deferred acquisition costs and Value of Business Acquired assets of $25.9 million, with the remaining $37.4 million recorded as a net increase in policy benefit reserves.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004

Underwriting profit — general operations	$ 45,368	$222,518
Combined ratio — general operations	97.9%	87.1%
Investment income — general operations	$209,727	$146,180

	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004

Underwriting profit — general operations	$220,808	$413,708
Combined ratio — general operations	93.7%	87.9%
Investment income — general operations	$381,657	$293,126
Annualized return on average ordinary shareholders’ equity	15.4%	25.1%

	(Unaudited)
	June 30,	December 31,
	2005	2004

Book value per ordinary share	$ 55.95	$ 51.98

Underwriting profit — general operations

One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and six months ended June 30, 2005 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. Increases in the Company’s combined ratio for the three and six months ended June 30, 2005, compared to the same periods in the previous year, were primarily a result of a higher loss and loss expense ratio partially offset by a decreasing underwriting expense ratio. The increase in the loss and loss expense ratio was primarily due to the increase in net reserves in the Company’s North American reinsurance operations noted above.

Net investment income — general operations

Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average investment portfolio outstanding during the three and six months ended June 30, 2005 has increased as compared to the same periods in 2004 due to positive cash flow and structured and spread transactions. Total investments as at June 30, 2005 were $33.8 billion as compared to $25.7 billion as at June 30, 2004. Short-term interest rates have risen in 2005, which has also contributed to the increase in investment income. In addition, during the quarter the Company received a distribution associated with the unwind of a collateralized debt obligation, which resulted in a current benefit to net investment income of $28.6 million.

Book value per ordinary share

Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $3.97 in the first half of 2005. The Company’s continued growth and profitability has created $599.0 million in net income for the first half of the year. The net unrealized gains associated with the Company’s investment portfolio, which decreased in the first quarter of 2005, has increased in the second quarter resulting in a net $50.0 million increase for the first six months of 2005. These changes were driven by U.S. interest rate increases during the first quarter, followed by decreases in the second quarter and an overall flattening of the yield curve.

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholders’ equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROEs for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to re-evaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependant on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The decline in this financial measure in the first half of 2004 as compared to the same period in 2004 was due to the key operating factors noted above.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004. That discussion is updated with the disclosures set forth below.

Winterthur International Net Reserve Seasoning

Management continues to focus on the settlement and collection of certain post-closing balances under the sale and purchase agreement, as amended (“SPA”), related to the 2001 acquisition of the Winterthur International operations from Winterthur Swiss Insurance Company. The independent actuary has commenced the evaluation process related to the post-closing seasoning process relating to the Company’s acquisition of Winterthur International. Based on submissions and meetings to date, the Company continues to expect that the independent actuary will make his determinations prior to year-end. For further information regarding the settlement and collection under the SPA, see “Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” below.

Critical Accounting Policies and Estimates

During the quarterly period ended June 30, 2005, management increased the levels of reserves in XL Reinsurance America Inc. (“XLRA”), a subsidiary of the Company, to reflect unexpected loss development. Effective as of January 1, 2004, XLRA entered into an adverse development reinsurance treaty with another reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and limits loss development at XLRA relating to these underwriting years. During the current quarter, a significant portion of the adverse development recorded in XLRA was ceded to this treaty, reducing the net losses to XLRA. As part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management continues to believe that there is sufficient positive evidence of future profitability in the U.S. such that a valuation allowance as a charge against the deferred tax asset is not required at this time.

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

Segment Results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

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

The following areas have been changed for all periods presented:

•	Results of business structured by XL Financial Solutions Ltd (“XLFS”) are now included entirely within the Financial Products and Services segment whereas previously this unit was reported in all three segments, depending on the nature of individual contracts.

•	Certain blocks of U.S.-based term life mortality reinsurance business previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the life reinsurance business units in order to centralize the Company’s management of traditional mortality-based reinsurance business.

•	Political risk insurance business units now report to executive management of the Financial Products and Services segment and, as such, future earnings from this business will no longer be reported in the Insurance segment but included with financial operations.

•	All operations of business units within the Financial Products and Services segment, including municipal reinvestment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

•	All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities. The Company believes this change will better reflect the nature of spread focused business.

In addition, the Company has changed its presentation of certain credit derivatives and now records premiums received from sales of these derivatives in gross written premiums and establishes unearned premium reserves and loss reserves for its investment grade credit derivative business. Previously all components of the Company’s consolidated statements of income impact related to credit default swaps had been reported on one line, “net realized and unrealized gains (losses) on credit and derivative instruments.” Prior periods have been re-presented for consistency in presentation.

Insurance

General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, surety, marine, equine and certain other insurance coverages including program business. The Company has announced its intention to discontinue writing surety business in 2005.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$1,414,389	$1,509,938	(6.3)%
Net premiums written	1,112,212	1,193,476	(6.8)%
Net premiums earned	1,054,360	1,103,585	(4.5)%
Fee income and other	(2,916)	5,457	NM
Net losses and loss expenses	676,374	706,869	(4.3)%
Acquisition costs	119,032	154,867	(23.1)%
Operating expenses	140,261	130,254	7.7%
Exchange (gains) losses	(34,104)	10,419	NM

Underwriting profit	$ 149,881	$ 106,633	40.6%

* NM — Not Meaningful

Gross and net premiums written decreased by 6.3% and 6.8%, respectively, in the three months ended June 30, 2005 compared with the three months ended June 30, 2004. These decreases are primarily due to continued competitive pressures and price decreases across most lines but were partially offset by favorable foreign exchange movements. The most significant pricing pressures continue to be seen in property and professional lines of business where prices have decreased between 10-15% since the prior year. While the U.S. dollar strengthened against the Euro and U.K. sterling in the quarter, the overall weakening of the U.S. dollar against those currencies since the second quarter of 2004 accounted for approximately $21.0 million of gross premiums written increase in the three months ended June 30, 2005. The decrease in net premiums written compared to the same period in 2004 was in line with that of gross premiums due to the strategic decision to increase retentions in certain lines of business, most notably professional lines, being offset by ceded premium commutations in the second quarter of 2004.

Net premiums earned decreased by 4.5% in the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The decrease was due to the factors affecting net premiums written noted above. Additionally, the second quarter of 2004 included certain one-time ceded reinsurance commutations, which increased net premium earned by $18.0 million in the second quarter of 2004 and were not repeated in 2005

Exchange gains in the three months ended June 30, 2005 were primarily due to the impact of the weakening of the U.K. sterling and the Euro against the U.S. dollar during the quarter.

The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004

Loss and loss expense ratio	64.2%	64.1%
Underwriting expense ratio	24.5%	25.8%

Combined ratio	88.7%	89.9%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. Although the loss ratio for the three months ended June 30, 2005 remained consistent compared with the three months ended June 30, 2004, the loss ratios recorded on current quarter business earned is slightly higher than prior year because of recent price reductions. The three months ended June 30, 2004 included approximately $29.0 million in net prior period reserve strengthening.

The decrease in the underwriting expense ratio in the three months ended June 30, 2005 compared to the same period in 2004 was due to a decrease in the acquisition expense ratio of 2.7 points (11.2% as compared to 13.9%) while the operating expense ratio increased slightly. The reduction in the acquisition expense ratio was due primarily to a change in the commission structure with certain brokers compared to the same quarter in the prior year, partially offset by the effects on net earned premiums of the prior year ceded reinsurance commutations described above.

Reinsurance

Reinsurance — General Operations

General reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. The Company’s reinsurance property business generally has loss experience characterized as low frequency and high severity, which can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$ 506,250	$ 634,484	(20.2)%
Net premiums written	347,492	539,299	(35.6)%
Net premiums earned	673,201	722,630	(6.8)%
Fee income and other	(463)	68	NM
Net losses and loss expenses	568,154	377,800	50.4%
Acquisition costs	149,049	172,985	(13.8)%
Operating expenses	38,153	48,396	(21.2)%
Exchange losses	21,895	7,632	NM

Underwriting (loss) profit	$(104,513)	$ 115,885	NM

* NM — Not Meaningful

Gross and net premiums written decreased by 20.2% and 35.6%, respectively, in the second quarter of 2005 as compared to the second quarter in 2004. The decline in gross written premiums was due primarily to the U.S. casualty and surety business and to a lesser extent U.S. property, and Lloyds whole account treaties written in Bermuda. These decreases largely reflect timing differences, augmented by some reduction in the volume of new and renewal business, combined with reduced to flat rates across most lines and regions, as well as negative premium adjustments on existing treaties compared to the same period in 2004. In addition, non-renewal of business in the Company’s U.S. surety book following withdrawal from this market contributed $25.0 million to the decrease in gross written premium. Favorable foreign exchange movements also contributed approximately $40.5 million to gross written premiums. Net premiums written reflected the above changes in gross premiums written combined with timing changes on certain segment reinsurance programs.

Net premiums earned in the second quarter of 2005 decreased 6.8% as compared to the second quarter of 2004. This decrease is a reflection of the reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004

Loss and loss expense ratio	84.4%	52.3%
Underwriting expense ratio	27.8%	30.6%

Combined ratio	112.2%	82.9%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the three months ended June 30, 2005, compared to the same three months ended in 2004, primarily reflected higher than expected adverse prior year development relating to U.S. casualty business. This increase resulted from the Company’s scheduled semi-annual reserve review.

The prior year reserve increase is attributable to the following sources:

(U.S. dollars in thousands)	Adverse Prior Year
	Development	% of Total

Workers’ compensation	$ 64,719	34%
Pre-1997 underwriting years excluding workers’ compensation	15,603	8%
1997 – 2001 underwriting years excluding workers’ compensation	76,011	40%
Post – 2001 underwriting years excluding workers’ compensation	34,306	18%

Net Reserve Increase	$190,639	100%

Approximately 90% of the Workers’ Compensation reserve increase was related to an XLRA working layer program written across multiple underwriting years with a single cedent. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer Workers’ Compensation business.

The reserve increase relating to the pre-1997 underwriting years, excluding Workers’ Compensation, was primarily driven by a small number of increases in reported claims in the Other Liability and Errors & Omissions lines of business in those underwriting years.

The reserve increase relating to the 1997- 2001 underwriting years, excluding Workers’ Compensation, was principally driven by recently reported claims in Umbrella Liability, Errors & Omissions and Directors & Officers lines of business in those underwriting years. The professional lines claims activity arises largely from a limited number of cedents. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the Medical Malpractice business line.

The reserve increase related to the post - 2001 underwriting years, was primarily due to certain large individual claims affecting a number of lines including; Surety, Umbrella Liability and Errors & Omissions.

Other than the prior period reserve development discussed above for XLRA, the reinsurance Segment results reflect favorable development on prior period reserves of $33 million on a net basis. The favorable development in the non-XLRA reinsurance operating units is attributable to revised loss estimates for the 2004 Tsunami and continuing favorable run-off of the 2002 through 2004 Property reserves. This favorable development was partially offset by adverse development on the 2004 hurricanes during the second quarter of $2 million net.

The decrease in the underwriting expense ratio in the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, was due to decreases in the both acquisition expense ratio and operating expense ratio to 22.1% and 5.7%, respectively, as compared to 23.9% and 6.8%, respectively, in the second quarter of 2004. The decrease in the acquisition expense ratio was due to decreased profit commissions that resulted from unfavorable loss development compared to prior periods. The operating expense ratio decrease was primarily due to the prior year comparison which included several one-time costs.

Exchange losses in the three months ended June 30, 2005 were mainly attributable to an overall strengthening, during the quarter, in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations with U.S. dollar as their functional currency and net U.K. sterling and Euro assets.

Reinsurance — Life and Annuity Operations

Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the traditional life reinsurance business units in order to centralize management of mortality-based life and annuity reinsurance business.

The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$1,942,748	$ 986,519	96.9%
Net premiums written	1,933,008	986,119	96.0%
Net premiums earned	1,933,215	986,930	95.9%
Fee income and other	114	116	(1.7)%
Claims and policy benefits	2,020,664	1,010,131	100.0%
Acquisition costs	35,058	10,561	231.9%
Operating expenses	5,068	2,950	71.8%
Exchange losses	403	125	222.4%
Net investment income	71,963	45,486	58.2%
Interest expense	—	(42)	(100.0)%

Net (loss) income from life and annuity operations	$ (55,901)	$ 8,807	NM

* NM — Not Meaningful

Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the second quarter of 2005 as compared to the second quarter of 2004. These increases were primarily a result of a large immediate annuity portfolio contract written in the current quarter, representing $1.8 billion in net premiums written and earned. In addition, the Company wrote several new regular installment premium term assurance contracts since June 30, 2004, which generated further written premiums in the current quarter. The increase in ceded premium relates to the addition of several retrocessions of certain European mortality risks.

Claims and policy benefits also increased significantly as a result of the annuity payout liabilities assumed under the contract noted above. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, $37.4 million in claims and policy benefits were recorded related to certain novated blocks of U.S.-based term-life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected.

Acquisition costs increased in the second quarter of 2005, as compared to the second quarter of 2004, due to the write-off of certain deferred costs related to the U.S. mortality business of $25.9 million, as current profit projections do not support the recovery of these deferred costs. Operating expenses decreased in the second quarter of 2005 compared to the same period in 2004, reflecting reduced corporate allocations, partially offset by the start-up costs of new life operations in the U.S.

Net investment income is included in the calculation of net income from life and annuity operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Several new large annuity contracts have been written since June 30, 2004, which have significantly increased the invested assets relating to these operations.

Financial Products and Services

Financial Products and Services provides (i) financial guaranty insurance and reinsurance, (ii) a wide range of structured financial and alternative risk transfer products, (iii) municipal investment and funding agreements, (iv) political risk insurance, and (v) weather and energy risk management products. Many of the products offered by Financial Products and Services are unique and tailored to the specific needs of the insured or user.

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

Structured financial and alternative risk transfer products cover complex financial risks, including property, casualty and mortality insurance and reinsurance, and business enterprise risk management products

Municipal investment contracts and funding agreements provide users guaranteed rates of interest on amounts deposited with the Company. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of its estimated ultimate liability on such agreements.

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

The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$102,450	$99,545	2.9%
Net premiums written	100,386	96,670	3.8
Net premiums earned	51,992	56,970	(8.7)%
Fee income and other	217	2,511	(91.4)%
Net losses and loss expenses	17,179	12,171	41.1%
Acquisition costs	7,849	8,995	(12.7)%
Operating expenses	17,338	15,637	10.9%
Exchange (gains) losses	1,113	(2,263)	NM

Underwriting profit	$ 8,730	$24,941	(65.0)%

Net investment income — financial guarantee	$ 14,986	$ 8,872	68.9%
Net investment income — structured products	70,725	39,888	77.3%
Interest expense — structured products	54,134	21,876	147.5%
Operating expenses — structured products	13,439	11,686	15.0%
Net income (losses) from financial and investment affiliates	(7,437)	2,599	NM
Minority interest	2,300	2,427	(5.2)%
Net results from derivatives	17,487	15,486	12.9%

Net contribution from financial operations	$ 34,618	$55,797	(38.0)%

* NM — Not Meaningful

Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. In addition to the financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 2.9% and 3.8%, respectively, in the second quarter of 2005, as compared to the comparable period in 2004 were primarily due to two significant upfront financial guaranty insurance policies written during the current quarter. Excluding such policies, net premiums written declined in the quarter. The quarter over quarter decline was primarily attributable to tight credit spreads and intense competition in the financial guaranty line of business, as well as increased retentions by primaries. The Company expects this competition to remain intense for at least the short term.

Net premiums earned decreased in the second quarter of 2005, as compared to the same period in 2004. This decrease related primarily to slightly higher premiums ceded to reinsurers in the financial guaranty business. In addition, several contracts in the segment’s financial solutions business matured.

The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Financial Guaranty	$40,850	$43,576	(6.3)%
Political Risk	6,352	8,587	(26.0)%
Other (1)	4,790	4,807	4.8%

(1)     Includes structured financial and alternative risk transfer products and weather and energy risk management products

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the three months ended June 30, 2005 increased by 41.1% compared to the three months ended June 30, 2004. This increase was primarily a result of case reserve provisions relating to an insured project financing and an insured residential mortgage backed securitization that were partially offset by the release of certain other case reserves to reflect current best estimates of ultimate losses, as well as that relating to risks on a synthetic execution that expired during the quarter without a claim.

For the three months ended June 30, 2005, acquisition costs as a percentage of net premiums earned were consistent with that of the comparable period in the prior year.

Operating expenses increased in the second quarter of 2005, as compared to the second quarter of 2004, due to increases in corporate allocations and certain segment management costs.

Net investment income related to financial guaranty business increased by 68.9% in the three months ended June 30, 2005, due to the larger investment portfolio created by increased premium receipts and a $125.0 million capital infusion during the fourth quarter of 2004. In addition, $1.9 million in investment income relates to the Company’s investment in Financial Security Assurance International Ltd (“FSAI”), which is now reported as investment income in accordance with EITF Issue No. 02-14 (“EITF 02-14”), Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock as opposed to net income from financial affiliates as in the three months ended June 30, 2004.

Net investment income related to structured products increased by 77.3% as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $3.7 billion to $4.6 billion at June 30, 2004 and 2005, respectively.

Interest expenses on structured products relate to the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expense during the three months ended June 30, 2005 compared to the same period in 2004 related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances for the three months ended June 30, 2005, as compared to the comparable prior year period.

Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended June 30, 2005 primarily related to a gain on the early termination of a structured derivative product tied to appreciation in a housing price index. Credit derivatives had a small negative mark-to-market movement in the quarter compared to a positive movement for same period of 2004.

Net income from financial and investment affiliates includes earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates. The decrease in the second quarter of 2005 as compared to the second quarter of 2004 was due primarily to decreased earnings from Primus combined with the reporting of income from FSAI to net investment income as described above. Primus specializes in providing credit risk protection through credit derivatives. Primus had a negative mark-to-market adjustment in the quarter.

Minority interest has remained consistent with the prior year.

Investment Activities

The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized (losses) gains on investment derivative instruments for the three months ended June 30, 2005 and 2004.

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Net investment income — general operations	$209,727	146,180	43.5%
Net (loss) income from investment affiliates — general operations	(7,936)	6,758	NM
Net realized gains on investments	90,055	8,763	927.6%
Net realized and unrealized (losses) gains on investment derivative instruments — general operations	(65,428)	15,388	NM

* NM — Not Meaningful

Net investment income related to general operations increased in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to a higher investment base, as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 4.3% at June 30, 2005, as compared to 3.9% at June 30, 2004. In addition, the Company received a distribution associated with the unwind of a collateral debt obligation which resulted in a one time benefit to net investment income of $28.6 million.

Net loss from investment affiliates in the second quarter of 2005 compared to net income for the second quarter of 2004 was due primarily to weaker performance in alternative fund affiliates.

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

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2005 (1)	June 30, 2004 (1)

General Account Asset/Liability portfolios
USD fixed income portfolio	2.3%	(2.0)%
Non USD fixed income portfolio	(0.1)%	(1.5)%
Structured and Spread Products portfolios
USD fixed income portfolio	2.4%	(2.1)%
Non USD fixed income portfolio	5.5%	(1.3)%
Risk Asset portfolios
Alternative portfolio (2)	(0.7)%	0.4%
Equity portfolio	1.3%	(0.3)%
High-Yield fixed income portfolio	3.0%	(1.0)%

(1)	Portfolio returns are calculated by dividing the sum of net investment income, realized gains (losses) and unrealized gains (losses) by the daily weighted average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars

(2)	Performance on the alternative portfolio reflects the three months to May 31, 2005 and May 31, 2004, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized gains on investments in the second quarter of 2005 included net realized gains of $101.3 million from sales of investments and net realized losses of approximately $11.2 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of these investments.

Net realized gains on investments in the second quarter of 2004 included net realized gains of $12.5 million from sales of investments and net realized losses of approximately $3.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

The Company’s process for identifying declines that are other than temporary in the fair value of investments involves consideration of several factors. These factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore recorded as realized.

Net realized and unrealized losses on investment derivatives for the three months ended June 30, 2005 resulted from the Company’s investment strategy to economically hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Unrealized Gains and Losses on Investments

At June 30, 2005, the Company had net unrealized gains on fixed income and short term securities of $760.0 million and net unrealized gains on equities of $151.8 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $122.5 million and $11.8 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2005 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

At June 30, 2005, approximately 6,000 fixed income securities out of a total of approximately 16,800 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $2.7 million. Approximately 400 equity securities out of a total of approximately 1,800 securities were in an unrealized loss position at June 30, 2005 with the largest individual loss being $0.4 million.

The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2005 had been in a continual unrealized loss position:

(U.S. dollars in thousands)		(Unaudited)	(Unaudited)
		Amount of	Fair Value of Securities
	Length of time in a continual	unrealized loss at	in unrealized loss position
Type of Securities	unrealized loss position	June 30, 2005	at June 30, 2005

Fixed Income and
Short-Term	Less than six months	$59,055	$5,689,457
	At least 6 months but less than 12 months	28,743	2,741,460
	At least 12 months but less than 2 years	30,611	1,566,948
	2 years and over	4,069	148,300

	Total	$122,478	$10,146,165

Equities	Less than six months	$8,254	$107,303
	At least 6 months but less than 12 months	3,502	55,792

	Total	$11,756	$163,095

At June 30, 2005, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
Maturity profile in years of fixed	Amount of	Fair value of securities
income securities in a continual	unrealized loss at	in unrealized loss positions
unrealized loss position	June 30, 2005	at June 30, 2005

Less than 1 year remaining	$ 6,067	$ 1,205,775
At least 1 years but less than 5 years remaining	37,479	2,785,853
At least 5 years but less than 10 years remaining	12,710	1,020,751
At least 10 years but less than 20 years remaining	2,872	139,371
At least 20 years or more remaining	4,903	195,613
Mortgage and asset backed securities	58,447	4,798,802

Total	$122,478	$10,146,165

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 3.6% of the total fixed income portfolio market value at June 30, 2005. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at June 30, 2005, $21.9 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)	(Unaudited)	(Unaudited)
	Amount of	Fair value of securities
Length of time in a continual	unrealized loss at	in unrealized loss position
unrealized loss position	June 30, 2005	June 30, 2005

Less than six months	$20,198	$1,920,590
At least 6 months but less than 12 months	1,171	19,514
At least 12 months but less than 2 years	329	7,513
2 years and over	177	2,579

Total	$21,875	$1,950,196

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended June 30, 2005 and 2004:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2005	2004	% Change

Net income from operating affiliates – general operations	$ 18,393	$ 20,934	(12.1)%
Amortization of intangible assets	3,043	3,257	(6.6)%
Corporate operating expenses	34,691	38,793	(10.6)%
Interest expense	43,632	37,286	17.0%
Income tax expense	41,776	32,266	29.5%

Net income from operating affiliates was lower for the three months ended June 30, 2005 as compared to the same period in 2004 due to lower income from the Company’s Investment Manager affiliates.

Corporate operating expenses in the three months ended June 30, 2005 decreased compared to the three months ended June 30, 2004 due to the ongoing conscious efforts towards cost reduction across the Company and the higher costs in 2004 related to the first year of compliance with the Sarbanes-Oxley Act.

The increase in interest expense primarily reflected the increase in outstanding debt since June 30, 2004. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

The increase in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. operations. The overall corporate effective tax rate has increased as a significant proportion of the reinsurance reserve increases are captured in non-U.S. subsidiaries where tax relief is not available.

Segment Results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$3,092,164	$3,223,658	(4.1)%
Net premiums written	2,392,362	2,483,435	(3.7)%
Net premiums earned	2,136,878	1,982,106	7.8%
Fee income and other	1,011	7,616	(86.7)%
Net losses and loss expenses	1,401,889	1,249,658	12.2%
Acquisition costs	257,775	273,206	(5.6)%
Operating expenses	266,129	258,236	3.1%
Exchange (gains) losses	(19,789)	12,057	NM

Underwriting profit	$ 231,885	$ 196,565	18.0%

* NM — Not Meaningful

Gross and net premiums written decreased by 4.1% and 3.7%, respectively, in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. These decreases are primarily due to continued competitive pricing across most lines, most notably property and professional. Decreases were partially offset by continued growth in the new Select and Design Professional and U.S. Primary Casualty units, and the weakening of the U.S. dollar against the U.K. sterling and the Euro as compared to the first half of 2004. Net premiums written have declined in line with gross premiums written as increased retentions were significantly offset by ceded reinsurance commutations related to professional lines in the prior year.

Net premiums earned increased by 7.8% in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. Growth in net premium earned is primarily as a result of the earn out of net premiums written in 2004, including the new business initiatives mentioned above and increased retentions

Exchange gains in the six months ended June 30, 2005 were primarily due to the weakening of the U.K. sterling and the Euro against the U.S. dollar during the second quarter on several large internal contracts.

The following table presents the ratios for this segment:

	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004

Loss and loss expense ratio	65.6%	63.0%
Underwriting expense ratio	24.5%	26.9%

Combined ratio	90.1%	89.9%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss and loss expense ratio for the six months ended June 30, 2005 increased compared with the six months ended June 30, 2004, primarily reflecting the impact of softening market conditions.

The underwriting expense ratio in the six months ended June 30, 2005 decreased compared to the same period in 2004 as a result of a decrease in the operating expense ratio of 0.7 points (12.4% as compared to 13.1%) combined with a decrease in the acquisition expense ratio of 1.7 points (12.1% as compared to 13.8%). The decrease in the operating expense ratio was due primarily to the higher earned premiums combined with relatively flat operating costs. The reduction in the acquisition expense ratio was due primarily to a change in the commission structure with certain brokers.

Reinsurance

Reinsurance — General Operations

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$2,200,452	$2,339,946	(6.0)%
Net premiums written	1,915,362	2,053,084	(6.7)%
Net premiums earned	1,356,952	1,437,355	(5.6)%
Fee income and other	(446)	139	NM
Net losses and loss expenses	978,504	813,409	20.3%
Acquisition costs	291,239	320,296	(9.1)%
Operating expenses	79,559	90,822	(12.4)%
Exchange losses	18,281	(4,176)	NM

Underwriting (loss) profit	$ (11,077)	$ 217,143	(105.1)%

* NM — Not Meaningful

Gross and net premiums written decreased 6.0% and 6.7%, respectively, in the first half of 2005 as compared to the first half of 2004. The decline in gross written premiums was seen primarily in the U.S. casualty business as a result of increased retentions by ceding companies and contract renewal timing changes. Favorable foreign exchange movements partially offset the decrease in gross written premiums. Net written premiums reflect the above gross changes.

Net premiums earned in the first half of 2005 decreased 5.6% as compared to the first half of 2004, due primarily to the earn out of the impact of rate pressures seen in gross written premium over the last 12 months.

The following table presents the ratios for this segment:

	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004

Loss and loss expense ratio	72.1%	56.6%
Underwriting expense ratio	27.3%	28.6%

Combined ratio	99.4%	85.2%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the six months ended June 30, 2005 compared to the same period in 2004 primarily reflected higher than expected development in the second quarter relating to U.S. casualty business of $190.6 million noted above.

The decrease in the underwriting expense ratio in the first half of 2005 as compared with the first half of 2004 was due to a decrease in both the acquisition expense ratio and operating expense ratio to 21.4% and 5.9%, respectively, as compared to 22.3% and 6.3%, respectively, in the first half of 2004. The decrease was mainly due to decreased profit commissions which resulted from the 2004 hurricane activity. The operating expense ratio decrease reflects general operating expenses together with lower allocated corporate costs.

Exchange losses in the six months ended June 30, 2005 were mainly attributable to an overall strengthening in the value of the U.S. dollar against the U.K. Sterling and the Euro in those operations with U.S. dollars as their functional currency and net U.K. Sterling and Euro assets.

Reinsurance — Life and Annuity Operations

The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$2,033,757	$1,078,183	88.6%
Net premiums written	2,014,264	1,077,057	87.0%
Net premiums earned	2,014,686	1,078,738	86.8%
Fee income and other	179	231	(22.5)%
Claims and policy benefits	2,146,291	1,125,407	90.7%
Acquisition costs	41,409	16,731	147.5%
Operating expenses	9,251	5,300	74.5%
Exchange losses	673	85	NM
Net investment income	131,866	90,387	45.9%
Interest expense	—	234	(100.0)%

Net loss from life and annuity operations	$ (50,893)	$ 21,599	NM %

* NM — Not Meaningful

Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the first half of 2005 as compared to the first half of 2004 primarily as a result of several large immediate annuity portfolio contracts bound since June 30, 2004. In addition, the Company wrote several new regular premium term assurance contracts in the same period, which generate written premiums in the current year.

Claims and policy benefits also increased significantly as a result of the annuity payout liabilities accepted under the contracts noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, $37.4 million in losses were recorded related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected.

Acquisition costs increased in the first half of 2005 as compared to the first half of 2004 reflecting the write-off of certain deferred costs related to the U.S. mortality business noted above, as current profit projections do not support the recovery of the deferred costs product commissions booked in the prior year. Operating expenses increased in the first half of 2005 compared to the same period in 2004 due to build out of existing operations and start-up costs of new life operations in the U.S. partially and offset by reduced corporate allocations.

Net investment income increased in the first half of 2005 compared to the first half of 2004 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since June 30, 2004.

Financial Products and Services

The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Gross premiums written	$163,397	$170,511	(4.2)%
Net premiums written	153,015	163,326	(6.3)%
Net premiums earned	103,687	104,718	(1.0)%
Fee income and other	13,368	7,073	89.0%
Net losses and loss expenses	24,375	21,031	15.9%
Acquisition costs	14,959	14,445	3.6%
Operating expenses	34,894	31,171	11.9%
Exchange (gains) losses	1,064	(2,777)	NM

Underwriting profit	$ 41,763	$ 47,921	(12.9)%

Net investment income — financial guarantee	$ 29,504	$ 17,005	73.5%
Net investment income — structured products	132,579	78,975	67.9%
Interest expense — structured products	96,544	38,147	153.1%
Operating expenses — structured products	23,197	27,092	(14.4)%
Net (loss) income from financial and investment affiliates	(809)	3,134	NM
Minority interest	4,575	7,087	(35.4)%
Net results from derivatives	33,565	19,667	70.7%

Net contribution from financial operations	$112,286	$ 94,376	19.0%

* NM — Not Meaningful

Gross and net premiums written primarily relate to the financial guaranty line of business and reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. In addition to financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Decreases in gross and net premiums written of 4.2% and 6.3%, respectively, for the six month period ended June 30, 2005, as compared to the comparable period in 2004 were primarily due to decreased upfront and installment premiums on financial guaranty business. The period over period decline was primarily attributable to tight credit spreads and intense competition, as well as increased retentions by primaries, which adversely affected assumed premiums. The Company expects competition to remain intense for at least the short term.

Net premiums earned were essentially flat during the six months ended 2005 as compared to the same period in 2004.

The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Financial Guaranty	$80,457	$82,436	(2.4)%
Political Risk	13,403	15,339	(12.6)%
Other (1)	9,827	6,943	41.5%

(1)     Includes structured financial and alternative risk transfer products and weather and energy risk management products.

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the six months ended June 30, 2005 increased by 15.9%, as compared to the comparable period in 2004. This increase was primarily a result of case reserve provisions relating to an insured project financing and an insured residential mortgage backed securitization that were partially offset by the release of certain other case reserves to reflect current best estimates of ultimate losses, as well as that relating to risks on a synthetic execution that expired during the period without a claim.

For the six months ended June 30, 2005, acquisition costs as a percentage of net premiums earned were consistent with that of the comparable period in the prior year.

Total operating expenses decreased marginally in the six months ended June 30, 2005 as compared to the same period in 2004 due to lower costs associated with weather and energy operations partially offset by increases in certain other compensation and consulting costs.

Net investment income related to financial guaranty business increased by 73.5% in the six months ended June 30, 2005 due to the larger investment portfolio created by increased premium receipts and a $125.0 million capital infusion in the fourth quarter of 2004. In addition, $4.3 million in investment income relates to the Company’s investment in Financial Security Assurance International Ltd (“FSAI”), which is now reported as investment income in accordance with EITF 02-14 as opposed to net income from financial affiliates as in 2004.

Net investment income related to structured products increased by 67.9% as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $2.3 billion to $4.6 billion.

Interest expenses on structured products are comprised of the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expenses in the six months ended June 30, 2005 compared to the same period in 2004 related primarily to the increase in the number of funding agreements in place during the six months ended June 30, 2005 combined with the commutation of certain structured reinsurance contracts in 2004.

Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain index derivatives. The net results from derivatives in the six months ended June 30, 2005 related primarily to the fair value adjustment for credit derivatives. These gains were mainly unrealized and related to the improvement of credit quality for certain credit pools. These gains were combined with the settlement of a housing price index derivative contract written on the financial solutions platform. This gain was primarily due to the extraordinary performance of the housing market over the last few years.

Net income (loss) from financial and investment affiliates includes, earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates. The decrease in the six months ended June 30, 2005 as compared to the same period in 2004 was due primarily to a flat year-to-date performance in Primus.

The decrease in minority interest in 2005 and 2004 was due to a decrease in the profitability of XL Financial Assurance Ltd., of which 15% is held by a minority shareholder.

Investment Activities

The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized (losses) gains on investment derivative instruments for the six months ended June 30, 2005 and 2004.

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Net investment income — general operations	$381,657	$293,126	30.2%
Net income from investment affiliates — general operations	59,978	67,123	(10.6)%
Net realized gains on investments	150,726	124,100	21.5%
Net realized and unrealized (losses) gains on investment derivative instruments — general operations	(36,328)	18,974	NM

* NM — Not Meaningful

Net investment income related to general operations increased in the first half of 2005 as compared to the first half of 2004 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations and growth in structured and spread balances. The market yield to maturity on the general account portion of the fixed income portfolio was 4.1% at June 30, 2005 as compared to 3.9% at June 30, 2004. In addition, the Company received a distribution associated with the unwind of a collateral debt obligation which resulted in a one time benefit to net investment income of $28.6 million.

Net income from investment affiliates decreased in the first half of 2005 compared to the first half of 2004 due to poor performance in alternative fund affiliates in the second quarter partially offset by strong performance in private equity fund affiliates.

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

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2005 (1)	June 30, 2004 (1)

General Account Asset/Liability portfolios
USD fixed income portfolio	1.9%	0.1%
Non USD fixed income portfolio	(0.3)%	0.8%
Structured and Spread Products portfolios
USD fixed income portfolio	3.1%	0.5%
Non USD fixed income portfolio	6.3%	0.4%
Risk Asset portfolios
Alternative portfolio (2)	2.2%	4.4%
Equity portfolio	0.8%	4.6%
High-Yield fixed income portfolio	1.6%	0.7%

(1)	Portfolio returns are calculated by dividing the sum of net investment income, realized gains (losses) and unrealized gains (losses) by the daily weighted average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

(2)	Performance on the alternative portfolio reflects the six months to May 31, 2005 and May 31, 2004, respectively.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

Net realized gains on investments in the first six months of 2005 included net realized gains of $184.5 million from sales of investments and net realized losses of approximately $33.8 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of these investments.

Net realized gains on investments in the first six months of 2004 included net realized gains of $128.2 million from sales of investments and net realized losses of approximately $4.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the six months ended June 30, 2005 and 2004:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2005	2004	% Change

Net income from operating affiliates	$33,615	$28,831	16.6%
Amortization of intangible assets	5,836	6,514	(10.4)%
Corporate operating expenses	83,076	80,395	3.3%
Interest expense	89,508	70,989	26.1%
Income tax expense	94,650	68,151	38.9%

Net income from operating affiliates for the six months ended June 30, 2005 increased by 16.6% compared to the same period in 2004. This increase related primarily to the performance of Investment Manager affiliates.

Corporate operating expenses in the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004 due to certain compensation costs partially offset by the ongoing conscious efforts towards cost reduction across the Company and the higher costs related to the first year of compliance with the Sarbanes-Oxley Act in 2004.

The increase in interest expense primarily reflected the increase in outstanding debt since June 30, 2004. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations after. The overall corporate effective tax rate has increased as a significant proportion of these losses are captured in non-U.S. subsidiaries.

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

At June 30, 2005 and December 31, 2004, total investments and cash and cash equivalents were $36.1 billion and $32.1 billion, respectively. The following table summarizes the composition of the Company’s invested assets:

(U.S. dollars in thousands)	(Unaudited)
	Market Value at		Market Value at
	June 30,	Percent of	December 31,	Percent of
	2005	Total	2004	Total

Cash and cash equivalents	$ 2,467,775	6.8%	$ 2,304,303	7.2%
Net payable for investments purchased	(150,842)	(0.4)%	(273,535)	(0.9)%
Fixed maturities	28,524,432	79.1%	25,100,194	78.2%
Short-term investments	2,005,731	5.6%	1,760,714	5.5%
Equity securities	918,740	2.5%	962,920	3.0%
Investments in affiliates	2,044,085	5.7%	1,936,852	6.0%
Other investments	262,292	0.7%	305,160	1.0%

Total investments and cash and cash equivalents	$36,072,213	100%	$32,096,608	100%

The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At June 30, 2005 and December 31, 2004, the average credit quality of the Company’s total fixed income portfolio was “AA”. Approximately 56% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.6% was below investment grade or not rated.

Unpaid Losses and Loss Expenses

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

Unpaid losses and loss expenses relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $19.8 billion at both June 30, 2005, and December 31, 2004.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the six months ended June 30, 2005 (unaudited):

(U.S. dollars in thousands)		Unpaid	Net unpaid
	Gross unpaid	losses and	losses
	Losses and loss	loss expenses	and loss
	expenses	recoverable	expenses

Balance as at December 31, 2004	$19,837,669	$6,947,771	$12,889,898
Losses and loss expenses incurred	2,913,701	508,933	2,404,768
Losses and loss expenses paid /recovered	(2,368,760)	(780,769)	(1,587,991)
Foreign exchange and other	(607,200)	(230,529)	(376,671)

Balance as at June 30, 2005	$19,775,410	$6,445,406	$13,330,004

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premium written incepts in the first six months ended of the year, certain assets and liabilities have increased at June 30, 2005 compared to December 31, 2004. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to its insureds. Accordingly, the loss and loss expense reserves on the balance sheet represent the Company’s total unpaid gross losses. Unpaid losses and loss expenses recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

Unpaid losses and loss expenses recoverables were $6.5 billion at June 30, 2005 and $7.0 billion at December 31, 2004. The table below presents the Company’s net reinsurance recoverable at June 30, 2005 and December 31, 2004.

(U.S. dollars in thousands)	(Unaudited)
	June 30	December 31
	2005	2004

Reinsurance balances receivable	$ 965,215	$1,097,709
Bad debt reserve on reinsurance balances receivable	(7,311)	(1,970)
Reinsurance recoverable on future policy benefits	18,613	23,585
Unpaid losses and loss expenses recoverable	6,736,969	7,226,480
Bad debt reserve on unpaid losses and loss expenses	(291,563)	(278,709)

Net paid and unpaid losses and loss expenses recoverable and
reinsurance balances receivable	$7,421,923	$8,067,095

Included in unpaid losses and loss expenses recoverable at June 30, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.45 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits their respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be in each case, the submission that is closest to the number developed by the independent actuary.

As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The independent actuary has commenced the evaluation process. Based on submissions and meetings to date, the Company continues to expect that the independent actuary will make his determinations prior to year-end. The Company’s submissions would result in a net payable to the Company of approximately $1.45 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment.

In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business which were approximately $1.6 billion, in the aggregate, as of June 30, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of receivables relating to reinsurance recoverables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at June 30, 2005 and amounted to approximately $270 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written prior to December 31, 2000.

Certain reinsurers responsible for some portions of the reinsurance of the Winterthur business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

The Company may record a loss in future periods if any or some of the following occur:

(i)	The submission of the Seller is closer to the valuation developed by the independent actuary, in which case the Company may record a loss of approximately $900 million.

(ii)	There is deterioration of the net reserves and premium balances, relating to the Winterthur Business, from what was reported in the Company’s December 31, 2004 financial statements;

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

New cash from operations was approximately $2.6 billion in the first six months of 2005 compared with $2.0 billion in the same period in 2004. Net new cash in 2005 was due to the growth of the immediate annuity business in the quarter.

Capital Resources

At June 30, 2005, the Company had total shareholders’ equity of $8.4 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

The Company does not intend, subject to the terms and conditions of the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplement, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

As at June 30, 2005, the Company had revolving credit facilities and loan facilities from a variety of sources, including commercial banks, totaling $3.8 billion of which $2.7 billion in debt was outstanding. In addition, the Company had letters of credit facilities amounting to $5.6 billion of which $2.8 billion was utilized to provide of letters of credit in issue at June 30, 2005, 6.8% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

In the event that the amount developed by the independent actuary in the net reserve seasoning process is closer to the amount submitted by the Seller (as more fully described under Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable above) the Company may need to raise additional capital.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at June 30, 2005:

				Payments Due By Period

Notes Payable And Debt			Year Of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$ 60,000	$ —	2005	$ —	$ —	$ —	$ —
5 year and 3 year			2007
revolvers (1)	1,000,000	—	2010
7.15% Senior Notes
due 2005	100,000	100,000	2005	100,000
2.53% Senior Notes
due 2009 (3)	825,000	825,000	2009			825,000
6.58% Guaranteed Senior
Notes due 2011	255,000	255,000	2011				255,000
6.50% Guaranteed Senior
Notes due 2012 (2)	597,914	597,914	2012				600,000
5.25% Senior Notes
due 2014 (2)	594,003	594,003	2014				600,000
6.375% Senior Notes
due 2024 (2)	350,000	350,000	2024				350,000

Total debt	$3,781,916	$2,721,916		$100,000	$ —	$825,000	$1,805,000

     (1)     The syndicated revolving credit and letter of credit facilities created in June 2004 and 2005 consist of a $2.35 billion 5 year facility that expires in June 2010 and a $2.0 billion 3-year facility that expires in June 2007. The combined revolving credit sub-limit of these facilities is $1.0 billion. The 5 year facility includes a revolving-credit-only sub-limit of $100 million.

     (2)     “Commitment” and “In Use” data represent June 30, 2005, accreted values. “After 5 years” data represent ultimate redemption values.

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

The total pre-tax interest expense on the borrowing described above was $72.1 million and $52.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

Credit facilities, contingent capital and other sources of collateral.

The Company replaced its 364-day credit facility that expired on June 22, 2005, with a new 5-year $2.35 billion credit facility that expires on June 22, 2010. The facility provides letter of credit capacity of up to $2.25 billion and revolving credit of up to $1.0 billion. The revolving credit sublimit of $1.0 billion is shared with the June 2004 3-year credit facility such that the Company can have no more than $1.0 billion in aggregate in revolving credit outstanding under the two facilities. In addition, the 2005 5-year facility contains a $100 million revolving-credit-only sublimit which means that no more than $2.25 billion of the total facility of $2.35 billion is available in the form of letters of credit.

On August 3, 2005, the Company entered into a $100,000,000 5-year bilateral revolving credit facility. See Part II, Item 5.

The following table presents the Company’s letter of credit facilities available, in use, and expiration dates as at June 30, 2005:

				Amount of Commitment
				Expiration Per Period
Other Commercial
Commitments			Year Of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

6 Letter of Credit
facilities	$507,820	$ 391,802	2005	$507,820	$ —	$ —	$ —
1 Letter of Credit
facility	806,265	696,286	2006	——	806,265	—	—
1 Letter of Credit
facility	2,000,000	1,703,563	2007	——	2,000,000	—	—
1 Letter of Credit
facility	2,250,000	46,744	2010	—	—	2,250,000	—

9 Letter of Credit
facilities	$5,564,085	$2,838,395		$507,820	$2,806,265	$2,250,000	$ —

Of the total letter of credit commitment above, $900 million is also included in the revolvers under notes payable and debt.

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

On July 12, 2005, XL Re Europe’s rating from Standard & Poor’s was raised to AA- (with a Stable Outlook) from A+ (with a Positive Outlook). The reason cited for the change by the agency was that Standard & Poor’s had revised its view on the company from a strategically important subsidiary of XL Capital Ltd to a core operating subsidiary.

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

The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the six months ended June 30, 2005, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

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

Fair values for the Company’s natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments that do not have quoted market prices requires management judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various fac-

tors including, but not limited to, realized and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the six months ended June 30, 2005.

(U.S. dollars in thousands)	(Unaudited)
Six Months
Ended June 30,
2005

Fair value of contracts outstanding, beginning of the period	$ 7,219
Net option premiums realized (1)	10,544
Reclassification of settled contracts to realized (2)	(2,482)
Other changes in fair value (3)	(10,132)

Fair value of contracts outstanding, end of period	$ 5,149

     (1)     The Company received $10 million of premiums and realized $20.5 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $10.5 million.

     (2)     The Company paid $2.5 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.

     (3)     This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments.

The change in the fair value of contracts outstanding at June 30, 2005 as compared to the beginning of the period, is primarily due to favorable weather development in the European weather portfolio and the impact on seasonal contracts that are at the end of their risk periods.

The following table summarizes the maturity of contracts outstanding as of June 30, 2005:

(U.S. dollars in thousands)
(Unaudited)
	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	3-5 Years	5 Years	Fair Value

Prices actively quoted	$ —	$ —	$ —	$—	$ —
Prices based on models and other
valuation methods	(6,241)	11,743	(354)	—	5,149

Total fair value of contracts
outstanding	$(6,241)	$11,743	$(354)	$—	$5,149

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

The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended June 30, 2005 were $100.8 million, $86.0 million and $115.1 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended June 30, 2004 were $163.2 million, $126.5 million and $214.0 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $40.0 million in any one season.

For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25.0 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended June 30, 2005 were $21.0 million, $15.3 million, and $28.8 million, respectively. The corresponding amounts during the period ended June 30, 2004 were $4.2 million, $2.6 million, and $7.6 million, respectively.

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

Investment Value-At-Risk

The VaR of the Company’s total investment portfolio at June 30, 2005, based on a 95% confidence level with a one month holding period, was approximately $511.2 million as compared to $487.3 million as at December 31, 2004. The VaR of all investment related derivatives as at June 30, 2005 was approximately $15.8 million as compared to $15.1 million as at December 31, 2004. The Company’s investment portfolio VaR as at June 30, 2005 is not necessarily indicative of future VaR levels.

To complement the VaR analysis which is based on normal market environments, the Company considers the potential impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders’ equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at June 30, 2005, the Company would expect to lose approximately 5.8% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.7% at December 31, 2004. Given the investment portfolio allocations as at June 30, 2005, the Company would expect to gain approximately 19.7% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.4% at December 31, 2004. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

As at June 30, 2005, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $32.8 billion as compared to approximately $28.9 billion as at December 31, 2004. As at June 30, 2005, the fixed income portfolio consisted of approximately 90.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 89.1% as at December 31, 2004.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at June 30, 2005.

Total

AAA	55.6%
AA	12.6%
A	17.3%
BBB	10.9%
BB & BELOW	3.1%
NR	0.5%

Total	100.0%

At June 30, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”.

As at June 30, 2005, the top 10 corporate holdings, which exclude government guaranteed and government sponsored represented approximately 4.1% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings	Fixed Income Portfolio (1)

General Electric Company	0.5%
Citigroup Inc	0.5%
Lloyds TSB Group plc	0.4%
HBOS plc	0.4%
Royal Bank of Scotland Group plc	0.4%
Bank of America Corp	0.4%
Morgan Stanley	0.4%
Banco Santander Central Hispano SA	0.4%
Wal-Mart Stores Inc.	0.4%
Goldman Sachs Group Inc	0.3%

_________

     (1)     Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at June 30, 2005 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.7% or $1.5 billion as compared to approximately 4.4% or $1.3 billion as at December 31, 2004. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

As at June 30, 2005, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $918.7 million as compared to $962.9 million as at December 31, 2004. As at June 30, 2005, the Company’s allocation to equity securities was approximately 2.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 3.0% as at December 31, 2004.

As at June 30, 2005, approximately 55% of the equity portfolio was invested in U.S. companies as compared to approximately 60% as at December 31, 2004. As at June 30, 2005, the top ten equity holdings represented approximately 7.7% of the Company’s total equity portfolio as compared to approximately 8.0% as at December 31, 2004.

The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $91.9 million as at June 30, 2005 as compared to $96.3 million as at December 31, 2004.

Alternative Investment Portfolio

The Company’s alternative investment portfolio (included in investments in affiliates or other investments) had approximately 80 separate fund investments at June 30, 2005 with a total portfolio of $1.7 billion representing approximately 4.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to December 31, 2004 where the Company had approximately 100 separate fund investments with a total portfolio of $1.7 billion representing approximately 5.2% of the total investment portfolio.

As at June 30, 2005, the alternative investment style allocation was 49% in directional/tactical strategies, 26% in event-driven strategies, 22% in arbitrage strategies, and 3% in multi-strategy strategies. As at December 31, 2004, the alternative investment style allocation was 42% in directional/tactical strategies, 25% in event-driven strategies, 25% in arbitrage strategies, and 8% in multi-strategy strategies.

Private Investment Portfolio

As at June 30, 2005, the Company’s exposure to private investments was approximately $213 million compared to $206 million as at December 31, 2004. As at June 30, 2005, the Company’s exposure to private investments comprised approximately 0.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2004.

Bond and Stock Index Futures Exposure

As at June 30, 2005, bond and stock index futures outstanding had a net short position of $102.4 million as compared to a net long position of $1.3 billion as at December 31, 2004. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $10.2 million as at June 30, 2005 and $129.5 million as at December 31, 2004, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at June 30, 2005 was $106.0 million as compared to $3.8 million as at December 31, 2004, with a net unrealized gain of $0.1 million as compared to a net unrealized loss of $11.8 million as at December 31, 2004.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Securities Laws”). The Amended Complaint alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. Defendants filed a motion to dismiss the Amended Complaint which motion is pending before the Court. Defendants have recently filed a separate motion to dismiss the claims of each of the plaintiffs who have appeared in the litigation for lack of their ability to prove loss causation and the resulting absence of the court’s subject matter jurisdiction under a recent decision of the United States Supreme Court. There has been no discovery in the Malin Action. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On July 30, 2004, the Company filed an Answering Statement and Motion to Stay or Dismiss the AAA arbitration. On April 13, 2004, the Company commenced a separate arbitration procedure, as provided in the Stock Purchase Agreement, but the Claimants have refused to participate in this procedure. On July 15, 2004, the Company filed a petition in the United States District Court for the Southern District of New York, seeking an order of the Court compelling the Claimants to arbitrate the dispute pursuant to those procedures and staying or dismissing the AAA arbitration. On September 19, 2004, the District Court denied the Company’s petition. On October 22, 2004, the Company filed an appeal of the District Court’s decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed and argued, but has not yet been decided. Hearings in the AAA arbitration commenced on July 25, 2005 and are currently underway. The Company is vigorously defending the Claimants’ claims.

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

As previously disclosed, in May and June of 2005, the Company received a subpoena from the SEC and a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, respectively, in each case for documents and information relating to certain finite risk and loss mitigation insurance products. The Company is fully cooperating and responding to these requests.

The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Although not a litigation or arbitration, the Company has entered into a binding independent actuarial valuation process related to certain contractual agreements in the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. This process is further described in Item 1, Note 12 to the Unaudited Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The parties are in the process of making oral and written submissions to the independent actuary, and the current schedule contemplates that the independent actuary will make his determinations prior to year-end.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

April 1-30, 2005	6,136	$72.53	—	$135.4 million
May 1-31, 2005	906	73.32	—	$135.4 million
June 1-30, 2005	174	75.69	—	$135.4 million

Total	7,216	$72.70	—	$135.4 million

__________________

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

     (3)     On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or six months ended June 30, 2005. As of June 30, 2005, the Company could repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual General Meeting of holders (the “Shareholders”) of Class A Ordinary Shares held on April 29, 2005 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the Shareholders approved the following:

1. The election of four Class I Directors to hold office until 2008:

	Votes in Favor	Votes Withheld

M. P. Esposito, Jr.	121,004,202	1,695,660
R. R. Glauber	108,704,400	13,995,462
C.Rance	120,836,553	1,863,309
E. E. Thrower	121,331,270	1,368,592

In addition, the terms of the following Directors continued after the Annual General Meeting: D.R. Comey, B.M. O’Hara, J.T. Thornton, J.W. Weiser, J. Loudon, R.S. Parker, A.Z. Senter and E.M. McQuade. Messrs. Glauber and Loudon have resigned from the Board of Directors as of May 19, 2005 and June 8, 2005, respectively.

2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the independent auditors of the Company for the year ending December 31, 2005:

Votes In Favor	Votes Against	Abstentions

121,750,119	269,679	686,682

3. The amendment and restatement of the Company’s 1991 Performance Incentive Program:

Votes In Favor	Votes Against	Abstentions	Broker Non-Votes

80,543,819	33,109,313	743,346	8,303,384

ITEM 5.     OTHER INFORMATION

On August 3, 2005, the Company, together with its wholly-owned subsidiaries X.L. America, Inc., a Delaware corporation (“XLA”), XL Insurance (Bermuda) Ltd, a Bermuda exempted company (“XLI”), and XL Re Ltd, a Bermuda exempted company (“XLRe” and, together with the Company, XLA and XLI, the “Obligors”), entered into a $100,000,000 5-year revolving credit agreement (the “Agreement”) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and the Lenders party thereto.

The Agreement provides for up to $100,000,000 of revolving credit loans. Interest and fees payable under the Agreement shall be determined pursuant to the terms set forth therein. The commitments under the Agreement will expire on, and amounts borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until, the earlier of (i) August 3, 2010 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the Obligors or upon an event of default. Each of the Company, XLA, XLI and XLRe guarantees the obligations of the other Obligors under the Agreement. The Agreement contains financial covenants that require the Company to maintain a minimum consolidated net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth. In addition, the Agreement contains other customary affirmative and negative covenants for credit facilities of this type as well as certain customary events of default. The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Bear Stearns Corporate Lending Inc. and its affiliates have, from time to time, performed various investment or commercial banking and financial advisory services for the Obligors in the ordinary course of business.

ITEM 6.     EXHIBITS

10.1	Amendment No.1, dated as of June 22, 2005, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.2	Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.3	Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc. as Administrative Agent.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99.1	XL Capital Assurance Inc. condensed consolidated financial statements (unaudited) for the three and six month periods ended June 30, 2005 and 2004.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and six month periods ended June 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: August 4, 2005	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Date: August 4, 2005	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and Chief Financial Officer