Form 10-Q
period 2005-09-30
XL CAPITAL LTD
filed 2005-11-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

     As of October 31, 2005, there were 140,546,544 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2005 (Unaudited) and
	December 31, 2004	3

	Consolidated Statements of Income for the Three Months Ended
	September 30, 2005 and 2004 (Unaudited) and the Nine Months Ended
	September 30, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months
	Ended September 30, 2005 and 2004 (Unaudited) and the Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2005 and 2004 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	67

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6.	Exhibits	69

	Signatures	70

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2005, $29,153,175;
2004, $24,452,348)	$29,586,429	$25,100,194
Equity securities, at fair value (cost: 2005, $678,721; 2004, $778,117)	845,501	962,920
Short-term investments, at fair value (amortized cost: 2005, $2,000,255;
2004, $1,738,845)	1,997,587	1,760,714

Total investments available for sale	32,429,517	27,823,828
Investments in affiliates	2,078,582	1,936,852
Other investments	310,879	305,160

Total investments	34,818,978	30,065,840
Cash and cash equivalents	2,150,609	2,304,303
Accrued investment income	370,379	326,510
Deferred acquisition costs	924,459	845,422
Prepaid reinsurance premiums	1,119,019	992,260
Premiums receivable	4,015,995	3,838,228
Reinsurance balances receivable	1,031,875	1,095,739
Unpaid losses and loss expenses recoverable	7,604,187	6,971,356
Goodwill and other intangible assets	1,817,210	1,827,782
Deferred tax asset, net	295,796	288,599
Other assets	711,603	689,430

Total assets	$54,860,110	$49,245,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$22,664,845	$19,837,669
Deposit liabilities	7,685,764	5,974,726
Future policy benefit reserves	5,644,070	4,335,056
Unearned premiums	5,869,857	5,191,368
Notes payable and debt	2,722,162	2,721,431
Reinsurance balances payable	1,480,194	1,565,689
Net payable for investments purchased	182,929	273,535
Other liabilities	1,496,694	1,533,860
Minority interest	74,295	73,440

Total liabilities	$47,820,810	$41,506,774

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2005	2004

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized,
par value $0.01 Issued and outstanding: 2005 and 2004, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized,
par value $0.01 Issued and outstanding: 2005 and 2004, 11,500,000;	115	115
Series C preference ordinary shares, 20,000,000 authorized,
par value $0.01 Issued and outstanding 2005 and 2004, nil.	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01
Issued and outstanding: 2005, 140,525,466; 2004, 138,932,481	1,405	1,389
Additional paid in capital	4,067,479	3,950,175
Accumulated other comprehensive income	358,673	460,273
Deferred compensation	(104,385)	(69,988)
Retained earnings	2,715,921	3,396,639

Total shareholders’ equity	$7,039,300	$7,738,695

Total liabilities and shareholders’ equity	$54,860,110	$49,245,469

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Net premiums earned	$1,800,054	$2,026,242	$7,412,257	$6,629,159
Net investment income	366,692	268,045	1,042,298	747,538
Net realized gains on investments	53,223	57,015	203,949	181,115
Net realized and unrealized gains (losses)
on derivative instruments	17,982	(3,827)	15,219	34,814
Net income from investment affiliates	56,735	5,218	116,473	76,680
Fee income and other	1,621	10,811	15,733	25,870

Total revenues	$2,296,307	$2,363,504	$8,805,929	$7,695,176

Expenses:
Net losses and loss expenses incurred	$2,590,969	$1,629,938	$4,995,737	$3,714,036
Claims and policy benefits	142,957	128,004	2,289,248	1,253,411
Acquisition costs	296,018	341,010	901,400	965,688
Operating expenses	262,315	271,852	758,421	764,869
Exchange losses (gains)	5,159	(27,837)	5,388	(22,648)
Interest expense	89,748	83,048	275,800	192,418
Amortization of intangible assets	2,668	3,256	8,504	9,770

Total expenses	$3,389,834	$2,429,271	$9,234,498	$6,877,544

(Loss) income before minority interest in net income
of subsidiary, income tax (benefit) charge and
net (income) from operating affiliates	$(1,093,527)	$(65,767)	$(428,569)	$817,632
Minority interest in net income of subsidiary	2,411	1,097	6,765	8,041
Income tax (benefit) charge	(47,338)	13,975	47,312	82,126
Net (income) from operating affiliates	(9,479)	(113,391)	(42,525)	(141,019)

Net (loss) income	(1,039,121)	32,552	(440,121)	868,484

Preference share dividends	10,080	10,081	30,240	30,240

Net (loss) income available to ordinary shareholders	$(1,049,201)	$22,471	$(470,361)	$838,244

Weighted average ordinary shares and ordinary share
equivalents outstanding — basic	139,266	138,043	138,823	137,800

Weighted average ordinary shares and ordinary share
equivalents outstanding — diluted	139,266	138,932	138,823	138,511

(Loss) earnings per ordinary share and ordinary share
equivalent — basic	$(7.53)	$0.16	$(3.39)	$6.08

(Loss) earnings per ordinary share and ordinary share
equivalent — diluted	$(7.53)	$0.16	$(3.39)	$6.05

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income	$(1,039,121)	$32,552	$(440,121)	$868,484
Change in net unrealized (depreciation)
appreciation of investments, net of tax	(267,615)	329,976	(217,921)	(139,965)
Foreign currency translation adjustments, net	36,528	(9,295)	115,850	(530)
Unrealized derivatives loss and amortization
of cash flow hedge	159	(6,277)	471	(6,277)

Comprehensive (loss) income	$(1,270,049)	$346,956	$(541,721)	$721,712

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Series A and B Preference Ordinary Shares:
Balance—beginning of year	$207	$207
Issue of shares	—	—

Balance—end of period	$207	$207

Class A Ordinary Shares:
Balance—beginning of year	$1,389	$1,373
Issue of ordinary shares	9	6
Exercise of stock options	8	7
Repurchase of ordinary shares	(1)	—

Balance—end of period	$1,405	$1,386

Additional Paid in Capital:
Balance—beginning of year	$3,950,175	$3,949,421
Issue of ordinary shares	69,871	51,789
Repurchase of ordinary shares	(1,776)	(3,196)
Exercise of stock options	33,864	24,700
Stock option expense	15,345	10,112
Equity units/debt value	—	(104,466)

Balance—end of period	$4,067,479	$3,928,360

Accumulated Other Comprehensive Income:
Balance—beginning of year	$460,273	$490,195
Net change in unrealized losses on investment portfolio, net of tax	(223,037)	(124,188)
Net change in unrealized gains (losses) on investment portfolio of affiliates	5,116	(15,777)
Derivative gain (loss) on cash flow hedge	471	(6,277)
Currency translation adjustments	115,850	(530)

Balance—end of period	$358,673	$343,423

Deferred Compensation:
Balance—beginning of year	$(69,988)	$(46,124)
Issue of restricted shares	(62,390)	(51,707)
Amortization	27,993	19,760

Balance—end of period	$(104,385)	$(78,071)

Retained Earnings:
Balance—beginning of year	$3,396,639	$2,541,843
Net (loss) income	(440,121)	868,484
Dividends on Series A and B preference ordinary shares	(30,240)	(30,240)
Dividends on Class A ordinary shares	(207,344)	(202,629)
Repurchase of ordinary shares	(3,013)	(1,044)

Balance—end of period	$2,715,921	$3,176,414

Total Shareholders’ Equity	$7,039,300	$7,371,719

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Cash flows provided by operating activities:
Net (loss) income	$(440,121)	$868,484
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized (gains) on investments	(203,949)	(181,115)
Net realized and unrealized (gains) on derivative instruments	(15,219)	(34,150)
Amortization of premiums on fixed maturities	38,914	62,582
Net (income) from investment, insurance and financial affiliates	(158,998)	(217,699)
Amortization of deferred compensation	27,993	19,760
Accretion of debt	731	21,797
Accretion of deposit liabilities	151,953	100,104
Unpaid losses and loss expenses	2,827,176	1,694,010
Future policy benefit reserves	1,309,014	872,703
Unearned premiums	678,489	914,268
Premiums receivable	(177,767)	(654,177)
Unpaid losses and loss expenses recoverable	(632,831)	(298,948)
Prepaid reinsurance premiums	(126,759)	(179,317)
Reinsurance balances receivable	63,864	135,747
Deferred acquisition costs	(79,037)	(157,987)
Reinsurance balances payable	(85,495)	119,014
Deferred tax asset	(7,197)	41,190
Other	12,001	(38,483)

Total adjustments	3,622,883	2,219,299

Net cash provided by operating activities	$3,182,762	$3,087,783

Cash flows used in investing activities:
Proceeds from sales of fixed maturities and short-term investments	$16,940,220	$19,095,791
Proceeds from redemptions of fixed maturities and short-term investments	812,475	3,582,855
Proceeds from sales of equity securities	871,272	356,498
Purchases of fixed maturities and short-term investments	(22,508,267)	(27,330,505)
Purchases of equity securities	(777,325)	(466,683)
Investments in affiliates, net of dividends received	12,390	23,724
Other investments	41,664	(12,750)

Net cash used in investing activities	$(4,607,571)	$(4,751,070)
Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	40,296	24,707
Repurchase of shares	(4,790)	(4,240)
Dividends paid	(237,584)	(232,869)
Proceeds from notes payable and issuance of equity units	—	1,097,141
Repayment of loans	—	(316,757)
Deposit liabilities	1,545,996	958,650
Net cash flow from securities lending	(70,773)	(132,939)

Net cash provided by financing activities	$1,273,145	$1,393,693
Effects of exchange rate changes on foreign currency cash	(2,030)	732

Decrease in cash and cash equivalents	$(153,694)	$(268,862)
Cash and cash equivalents — beginning of period	2,304,303	2,829,627

Cash and cash equivalents — end of period	$2,150,609	$2,560,765

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1.      Basis of Preparation and Consolidation

     These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

     To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from this change in presentation.

     Unless the context otherwise indicates, references herein to the “Company” include XL Capital Ltd and its consolidated subsidiaries.

2.      Significant Accounting Policies

(a) Derivatives

     For all periods reported herein, the Company amended the presentation of certain credit derivative transactions (described below) in the consolidated statements of income to include certain components of the change in fair value in “gross premiums written”, “net premiums earned” and “net losses and loss expenses incurred”, and in the consolidated balance sheet, certain components of the fair value in “unearned premiums” and “unpaid losses and loss expenses.” Previously, the change in fair value of all of the Company’s derivative transactions was reflected in one line item under “net realized and unrealized gains (losses) on derivative instruments”, and the fair value had been reflected in “other assets” and “other liabilities.” There was no effect on net income as a result of this change in presentation and prior period results have been reclassified to reflect this presentation. This change in presentation is applicable only to credit default swaps issued by the Company that are investment grade and that the Company intends, and has the ability, to hold to maturity, and is consistent with practices in the financial guaranty insurance industry for reporting the results of such instruments.

(b) Stock-based compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. Awards under the Company’s plans vest over periods ranging from three to four years. If the fair-value-based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock-based compensation included in the determination of net income would have been higher. The following table illustrates the net effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     2.      Significant Accounting Policies (continued)

(U.S. dollars in thousands, except per share amounts)
	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

	2005	2004	2005	2004

Net (loss) income available to ordinary
shareholders — as reported	$(1,049,201)	$22,471	$(470,361)	$838,244
Add: Stock-based employee compensation expense	5,659	4,072	15,345	10,112
included in reported net income, net of related tax
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects	(5,689)	(10,634)	(20,007)	(32,391)

Pro forma net (loss) income available to
ordinary shareholders	$(1,049,231)	$15,909	$(475,023)	$815,965

(Loss) earnings per ordinary share:
Basic — as reported	$(7.53)	$0.16	$(3.39)	$6.08
Basic — pro forma	$(7.53)	$0.12	$(3.42)	$5.92
Diluted — as reported	$(7.53)	$0.16	$(3.39)	$6.05
Diluted — pro forma	$(7.53)	$0.11	$(3.42)	$5.89

     3.      Recent Accounting Pronouncements

     Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the debt security. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material effect on the Company’s financial condition or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (Revised), Share-Based Payments (“FAS 123 (Revised)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values. This statement will be effective for the first fiscal year beginning after June 15, 2005. The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the prospective method described in FAS 148. FAS 123 (Revised) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. Had the Company adopted FAS 123 (Revised) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Item 1, Note 2(b) to the Unaudited Consolidated Financial Statements.

     In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R) (“FSP FIN 46(R)-5”), which requires an enterprise to consider whether it holds an implicit variable interest in a Variable Interest Entity (“VIE”) and what effect this may have on the calculation of expected losses and residual returns of the VIE and the determination of which party, if any, is considered the primary beneficiary of the VIE. FSP FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005 and did not have a material impact on the Company’s financial condition or results of operations.

     In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), which changes the requirements for the accounting for and reporting of changes in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for, and reporting of, changes in accounting principles. FAS 154 will be effective for fiscal years beginning after December 2005.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     3.      Recent Accounting Pronouncements (continued)

     In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The EITF reached a consensus that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights similar to the rights described in EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights. EITF 04-5 was effective for all new and modified agreements upon the FASB’s ratification in June 2005. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005 and is not expected to have a material impact on the Company’s financial condition or results of operations.

     In July 2005, the FASB issued FSP APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method In Accordance With APB Opinion No. 18 upon a Loss of Significant Influence (“FSP APB 18-1”), to provide guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence. The FASB believes that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investments at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. FSP APB 18-1 becomes effective during the fourth quarter of 2005 and is not expected to have a material impact on the Company’s financial condition or results of operations.

     In August 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP FAS 123(R)-1”), to defer the requirement of FAS 123(R) that a freestanding financial instrument originally subject to FAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee of the entity. This FSP notes that these instruments should continue to be subject to the recognition and measurement provisions of FAS 123(R) throughout the life of the instrument, unless their terms are modified when the holder is no longer an employee. Following modification, recognition and measurement should be determined through reference to other applicable GAAP. FSP FAS 123(R)-1 becomes effective during the fourth quarter of 2005 and is not expected to have a material impact on the Company’s financial condition or results of operations.

     The Company is aware of the SEC’s recent review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB FAS No. 60 Accounting and Reporting by Insurance Enterprises (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. During June 2005, the FASB undertook a project to review this matter and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. The Company will continue its loss reserving methodology as noted in Item 8, Note 2(k) to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004, until further guidance is provided by the SEC or FASB.

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

     Following changes in certain executive management responsibilities in January 2005, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes in responsibilities.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Segment Information (continued)

     The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended September 30, 2005:

(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$933,026	$722,303	—	$1,655,329
Fee income and other	310	140	—	450
Net losses and loss expenses	1,314,386	1,245,282	—	2,559,668
Acquisition costs	119,133	161,399	—	280,532
Operating expenses (1)	133,598	41,564	—	175,162
Exchange (gains) losses	(8,130)	12,437	—	4,307

Underwriting (loss)	$(625,651)	$(738,239)	—	$(1,363,890)

Life and Annuity Operations:			—
Life premiums earned		87,964	—	87,964
Fee income and other		74	—	74
Claims and policy benefits		142,957	—	142,957
Acquisition costs		9,063	—	9,063
Operating expenses (1)		4,079	—	4,079
Exchange losses		252	—	252
Net investment income		79,481	—	79,481

Net income from life and annuity operations		$11,168	—	$11,168

Financial Operations:
Net premiums earned			$56,761	$56,761
Fee income and other			1,097	1,097
Net losses and loss expenses			31,301	31,301
Acquisition costs			6,423	6,423
Operating expenses (1)			17,879	17,879
Exchange losses			600	600

Underwriting profit			$1,655	$1,655
Net investment income — financial guarantee			16,376	16,376
Net investment income — structured products			86,780	86,780
Interest expense — structured products			45,799	45,799
Operating expenses — structured products (1)			8,780	8,780
Net income from financial and investment affiliates			1,027	1,027
Minority interest			2,411	2,411
Net results from derivatives (2)			2,459	2,459

Contribution from financial operations			$51,307	$51,307

See footnotes on the following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Three months ended September 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$184,055
Net realized and unrealized gains on investments
and derivative instruments (3)				68,746
Net income from investment and operating affiliates				65,187
Interest expense (4)				43,949
Amortization of intangible assets				2,668
Corporate operating expenses				56,415
Minority interest				—
Income tax (benefit)				(47,338)

Net (loss)				$(1,039,121)

General Operations:
Loss and loss expense ratio (5)	140.9%	172.4%		154.6%
Underwriting expense ratio (5)	27.1%	28.1%		27.6%

Combined ratio (5)	168.0%	200.5%		182.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized losses on credit derivatives of $2.2 million and on structured financial derivatives of $0.2 million and gains on weather and energy derivatives of $4.9 million.
(3)	This includes net realized gains on investments of $53.2 million and net realized and unrealized gains on investment derivatives of $15.5 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.

(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$1,062,847	$799,901	—	$1,862,748
Fee income and other	9,044	(15)	—	9,029
Net losses and loss expenses	886,738	666,152	—	1,552,890
Acquisition costs	145,134	174,536	—	319,670
Operating expenses (1)	145,411	43,768	—	189,179
Exchange (gains)	(19,472)	(8,050)	—	(27,522)

Underwriting loss	$(85,920)	$(76,520)	—	$(162,440)

Life and Annuity Operations:			—
Life premiums earned		93,111	—	93,111
Fee income and other		62	—	62
Claims and policy benefits		128,004	—	128,004
Acquisition costs		14,308	—	14,308
Operating expenses (1)		3,188	—	3,188
Exchange (gains)		(109)	—	(109)
Net investment income		56,246	—	56,246
Interest expense		(211)	—	(211)

Net income from life and annuity operations		$4,239	—	$4,239

Financial Operations:
Net premiums earned			$70,383	$70,383
Fee income and other			1,720	1,720
Net losses and loss expenses			77,048	77,048
Acquisition costs			7,032	7,032
Operating expenses (1)			17,859	17,859
Exchange (gains)			(206)	(206)

Underwriting loss			$(29,630)	$(29,630)
Net investment income — financial guarantee			$9,773	$9,773
Net investment income — structured products			44,793	44,793
Interest expense — structured products			35,869	35,869
Operating expenses — structured products (1)			12,088	12,088
Net income from financial and investment affiliates			10,855	10,855
Minority interest			1,247	1,247
Net results from derivatives (2)			13,761	13,761

Contribution from financial operations			$348	$348

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Three months ended September 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$157,233
Net realized and unrealized gains on investments
and derivative instruments (3)				39,427
Net income from investment and operating affiliates				107,754
Interest expense (4)				47,390
Amortization of intangible assets				3,256
Corporate operating expenses				49,538
Minority interest				(150)
Income tax expense				13,975

Net Income				$32,552

General Operations:
Loss and loss expense ratio (5)	83.4%	83.3%		83.4%
Underwriting expense ratio (5)	27.4%	27.3%		27.3%

Combined ratio (5)	110.8%	110.6%		110.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $13.8 million and structured financial derivatives of $0.1 million and losses on weather and energy derivatives of $0.2 million.
(3)	This includes net realized gains on investments of $57.0 million and net realized and unrealized losses on investment derivatives of $17.6 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Nine months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,069,904	$2,079,255	—	$5,149,159
Fee income (loss) and other	1,321	(306)	—	1,015
Net losses and loss expenses	2,716,275	2,223,786	—	4,940,061
Acquisition costs	376,908	452,638	—	829,546
Operating expenses (1)	399,727	121,123	—	520,850
Exchange (gains) losses	(27,919)	30,718	—	2,799

Underwriting (loss)	$(393,766)	$(749,316)	—	$(1,143,082)

Life and Annuity Operations:			—
Life premiums earned		$2,102,650	—	$2,102,650
Fee income and other		253	—	253
Claims and policy benefits		2,289,248	—	2,289,248
Acquisition costs		50,472	—	50,472
Operating expenses (1)		13,330	—	13,330
Exchange losses		925	—	925
Net investment income		211,347	—	211,347

Net (loss) from life and annuity operations		$(39,725)	—	$(39,725)

Financial Operations:
Net premiums earned			$160,448	$160,448
Fee income and other			14,465	14,465
Net losses and loss expenses			55,676	55,676
Acquisition costs			21,382	21,382
Operating expenses (1)			52,773	52,773
Exchange losses			1,664	1,664

Underwriting profit			$43,418	$43,418
Net investment income — financial guarantee			$45,880	$45,880
Net investment income — structured products			219,359	219,359
Interest expense — structured products			142,343	142,343
Operating expenses — structured products (1)			31,977	31,977
Net income from financial and investment affiliates			218	218
Minority interest			6,986	6,986
Net results from derivatives (2)			36,024	36,024

Contribution from financial operations			$163,593	$163,593

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Nine months ended September 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$565,712
Net realized and unrealized gains on investments
and derivative instruments (3)				183,144
Net income from investment and operating affiliates				158,780
Interest expense (4)				133,457
Amortization of intangible assets				8,504
Corporate operating expenses				139,491
Minority interest				(221)
Income tax				47,312

Net (loss) Income				$(440,121)

General Operations:
Loss and loss expense ratio (5)	88.5%	107.0%		95.9%
Underwriting expense ratio (5)	25.3%	27.6%		26.3%

Combined ratio (5)	113.8%	134.6%		122.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $4.0 million and, weather and energy derivatives of $15.1 million and on structured financial derivatives of $16.9 million.
(3)	This includes net realized gains on investments of $203.9 million, net realized and unrealized losses on investment derivatives of $(20.8) million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Nine months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,044,953	$2,237,256	—	$5,282,209
Fee income and other	16,660	124	—	16,784
Net losses and loss expenses	2,136,396	1,479,561	—	3,615,957
Acquisition costs	418,340	494,832	—	913,172
Operating expenses (1)	403,647	134,590	—	538,237
Exchange (gains)	(7,415)	(12,226)	—	(19,641)

Underwriting profit	$110,645	$140,623	—	$251,268

Life and Annuity Operations:			—
Life premiums earned		$1,171,849	—	$1,171,849
Fee income and other		293	—	293
Claims and policy benefits		1,253,411	—	1,253,411
Acquisition costs		31,039	—	31,039
Operating expenses (1)		8,488	—	8,488
Exchange (gains)		(24)	—	(24)
Net investment income		146,633	—	146,633
Interest expense (2)		23	—	23

Net income from life and annuity operations		$25,838	—	$25,838

Financial Operations:
Net premiums earned			$175,101	$175,101
Fee income and other			8,793	8,793
Net losses and loss expenses			98,079	98,079
Acquisition costs			21,477	21,477
Operating expenses (1)			49,030	49,030
Exchange (gains)			(2,983)	(2,983)

Underwriting profit			$18,291	$18,291
Net investment income — financial guarantee			$26,778	$26,778
Net investment income — structured products			123,768	123,768
Interest expense — structured products			74,016	74,016
Operating expenses — structured products (1)			39,180	39,180
Net Income from financial and investment affiliates			13,989	13,989
Minority interest			8,334	8,334
Net results from derivatives (2)			33,428	33,428

Contribution from financial operations			$94,724	$94,724

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Segment Information (continued)

Nine months ended September 30, 2004 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Net investment income — general operations				$450,359
Net realized and unrealized gains on investments
and derivative instruments (3)				182,501
Net income from investment and operating affiliates				203,710
Interest expense (4)				118,379
Amortization of intangible assets				9,770
Corporate operating expenses				129,934
Minority interest				(293)
Income tax				82,126

Net Income				$868,484

General Operations:
Loss and loss expense ratio (5)	70.2%	66.1%		68.5%
Underwriting expense ratio (5)	27.0%	28.1%		27.4%

Combined ratio (5)	97.2%	94.2%		95.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $38.4 million and losses on weather and energy derivatives and structured financial derivatives of $4.8 million and $0.2 million, respectively.
(3)	This includes net realized gains on investments of $181.1 million, net realized and unrealized gains on investment derivatives of $1.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Segment Information (continued)

     The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Professional liability	$365,866	$95,277	—	$461,143
Casualty	265,282	208,319	—	473,601
Property catastrophe	3,297	89,056	—	92,353
Other property	103,973	186,661	—	290,634
Marine, energy, aviation and
satellite	153,951	58,644	—	212,595
Accident and health	542	7,376	—	7,918
Other (1)	40,115	76,970	—	117,085

Total general operations	$933,026	$722,303		$1,655,329
Life and annuity operations		$87,964		$87,964
Financial operations			$56,761	$56,761

Total	$933,026	$810,267	$56,761	$1,800,054

(1)      Other includes surety, bonding, warranty and other lines.

Three months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Professional liability	$350,671	$106,089	—	$456,760
Casualty	270,431	256,477	—	526,908
Property catastrophe	7,859	89,610	—	97,469
Other property	172,108	188,468	—	360,576
Marine, energy, aviation and satellite	230,351	57,021	—	287,372
Accident and health	(1,331)	11,900	—	10,569
Other (1)	32,758	90,336	—	123,094

Total general operations	$1,062,847	$799,901		$1,862,748
Life and annuity operations		$93,111		$93,111
Financial operations			$70,383	$70,383

Total	$1,062,847	$893,012	$70,383	$2,026,242

(1)      Other includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Segment Information (continued)

Nine months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Professional liability	$1,079,877	$276,625	—	$1,356,502
Casualty	826,748	660,707	—	1,487,455
Property catastrophe	46,477	225,292	—	271,769
Other property	414,889	519,359	—	934,248
Marine, energy, aviation and satellite	545,563	143,916	—	689,479
Accident and health	372	24,735	—	25,107
Other (1)	155,978	228,621	—	384,599

Total general operations	$3,069,904	$2,079,255	—	$5,149,159
Life and Annuity Operations		$2,102,650		$2,102,650
Financial Operations			$160,448	$160,448

Total	$3,069,904	$4,181,905	$160,448	$7,412,257

(1)      Other includes surety, bonding, warranty and other lines.

Nine months ended September 30, 2004:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

General Operations:
Professional liability	$997,943	$291,175	—	$1,289,118
Casualty	748,051	677,502	—	1,425,553
Property catastrophe	34,833	232,469	—	267,302
Other property	450,044	575,883	—	1,025,927
Marine, energy, aviation and satellite	689,379	156,016	—	845,395
Accident and health	6,756	32,044	—	38,800
Other (1)	117,947	272,167	—	390,114

Total general operations	$3,044,953	$2,237,256	—	$5,282,209
Life and annuity operations		$1,171,849	—	$1,171,849
Financial operations			$175,101	$175,101

Total	$3,044,953	$3,409,105	$175,101	$6,629,159

(1)      Other includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Unpaid Losses and Loss Expenses

     The third quarter of 2005 experienced an unprecedented quantum of natural catastrophe losses. On August 29, 2005, Hurricane Katrina, a Category 4 hurricane, hit the Gulf Coast of the United States and is estimated to have caused the largest ever insured loss from a natural disaster in the property and casualty insurance industry. On September 24, 2005, Hurricane Rita, a Category 3 hurricane, hit the Gulf Coast of the United States and caused considerable damage, although Hurricane Rita was less severe than Hurricane Katrina. In addition, there were several other natural loss events, including Hurricanes Dennis, Emily and Ophelia, the European and Mumbai Floods and Typhoon Mawar (“Other Cats”). Collectively, Hurricanes Katrina, Rita and the Other Cats are referred to herein as the “Q3 05 Cats” and have had a significant impact on the Company’s results of operations and financial condition.

     The Company has exposure to the Q3 05 Cats with claims expected to arise mainly from its property, marine, energy and business interruption insurance and reinsurance coverages. The Company has performed an analysis of contracts it believes are exposed to the Q3 05 Cats and, together with preliminary information received from insureds and cedents and industry models, has determined its best estimate at this time for the expected ultimate loss. Actual losses may vary materially from this estimate based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. In addition, the loss estimate includes a high level of uncertainty related to, among other things, complex coverage issues associated with Hurricanes Katrina and Rita, limited claims data received to date and potential legal developments that may result in ultimate losses not being known for a considerable period of time. Therefore, losses may ultimately be materially greater or lesser than the current estimate and may impact future financial results.

     The following is an analysis of the impact of the Q3 05 Cats on the Company’s results of operations:

		(Unaudited)
		Three Months Ended
		September 30, 2005

	Gross losses
U.S. dollars in millions	and	Reinsurance	Net losses and	Net premium	Net loss
	loss expenses	recoveries	loss expenses	earned	impact

Hurricane Katrina
Insurance	$1,096.0	$598.9	$497.1	$(70.3)	$(567.4)
Reinsurance	1,080.0	439.7	640.3	11.5	(628.8)
Financial Products and Services	21.4	—	21.4	—	(21.4)

Total	$2,197.4	$1,038.6	$1,158.8	$(58.8)	$(1,217.6)

Hurricane Rita
Insurance	$285.1	$151.1	$134.0	$(11.1)	$(145.1)
Reinsurance	198.5	68.9	129.6	3.9	(125.7)

Total	$483.6	$220.0	$263.6	$(7.2)	$(270.8)

Other Cats
Insurance	$40.2	$1.7	$38.5	$—	$(38.5)
Reinsurance	51.2	—	51.2	3.4	(47.8)

Total	$91.4	$1.7	$89.7	$3.4	$(86.3)

Total impact pre-tax	$2,772.4	$1,260.3	$1,512.1	$(62.6)	$(1,574.7)
Income tax benefit					100.3

Total net income impact					$(1,474.4)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Unpaid Losses and Loss Expenses (continued)

     Net premiums earned relate to net reinstatement and adjustment premiums that typically are received on assumed business or paid on ceded business when a catastrophic event occurs. The premium is paid to reinstate coverage for the remaining life of the contract.

     The Company has estimated its reinsurance recoveries in accordance with underlying reinsurance contract terms. Approximately 98% of the relevant reinsurers currently have Standard and Poor’s financial strength ratings of “A-” or better, with approximately 45% rated “AA-” or better.

     During the quarter ended June 30, 2005, the Company increased net losses and loss expenses by an additional $190.6 million due to higher than expected losses in its North American reinsurance operations, primarily from claims arising from workers’ compensation, umbrella liability, errors and omissions and directors’ and officers’ lines written, largely, in years prior to 2001. This increase resulted from the Company’s scheduled semi-annual reserve review.

6.    Future Policy Benefit Reserves

     As a result of paid losses exceeding expectations on certain novated blocks of U.S.-based term life reinsurance business, the Company undertook an in-depth review of the reported losses and recorded a premium deficiency charge to earnings of $63.3 million in the second quarter of 2005. This charge comprised a write-off of deferred acquisition costs of $25.9 million and an increase in claims and policy benefits of $37.4 million. These contracts were novated to the Company from Annuity and Life Reassurance, Ltd., an affiliated company.

7.    Notes Payable and Debt and Financing Arrangements

     The Company replaced its 364-day credit facility that expired on June 22, 2005 with a new 5-year $2.35 billion credit facility that expires on June 22, 2010. The facility provides letter of credit capacity of up to $2.25 billion and revolving credit of up to $1.0 billion. The revolving credit sub-limit of $1.0 billion is shared with the 3-year credit facility that the Company entered into in June 2004 in that the Company can have no more than $1.0 billion in aggregate in revolving credit outstanding under the two facilities. In addition, the 5-year facility contains a $100 million revolving-credit-only sub-limit, which means that no more than $2.25 billion of the total 5-year facility of $2.35 billion is available in the form of letters of credit.

     The Company entered into a new bilateral revolving credit facility on August 3, 2005. The bilateral revolving credit facility provides up to $100 million in revolving credit and was unutilized at September 30, 2005. The Company replaced a 364-day letter of credit facility on September 30, 2005 with a new 364-day $150 million credit facility that expires on September 29, 2006. This facility was unutilized at September 30, 2005. Another 364-day revolving credit and letter of credit facility expired on September 30, 2005 and was not replaced. This facility had provided up to $100 million of letters of credit and up to $60 million in revolving credit with aggregate credit available of $100 million.

8.    Exposures under Guaranties

     The Company provides financial guaranty insurance and reinsurance to support public and private borrowing arrangements. Financial guaranty insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific referenced credits or on pools of specific referenced credits through the issuance of credit default swaps. Under the terms of credit default swaps, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a reference obligation or entity. The Company’s potential liability under credit default swaps represents the notional amount of such swaps.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Exposures under Guaranties (continued)

     At September 30, 2005, the Company’s net outstanding par exposure under its in-force financial guaranty insurance and reinsurance policies and contracts aggregated $68.6 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $160.0 million at such date. In addition, at September 30, 2005, the Company’s notional exposure under credit default swaps aggregated to $11.5 billion and the net liability for these credit default swaps reflected in the Company’s balance sheet at September 30, 2005 was $28.0 million.

     At September 30, 2005, the Company’s exposure to public finance credits located in Gulf Coast counties impacted by Hurricanes Katrina and Rita and designated by the Federal Emergency Management Agency for individual and public assistance was $283.1 million. The Company has no direct exposure in the City of New Orleans. The Company does not anticipate any material adverse effects on these credits and for this reason no reserves have been established by management related to these exposures.

9.    Derivative Instruments

     The Company enters into investment, structured financial and weather and energy derivative instruments for both risk management and trading purposes. The Company also enters into credit derivatives in connection with its Financial Products and Services business. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. All of these derivative instruments are carried at fair value. Resulting realized and unrealized gains and losses on credit derivatives are accounted for as discussed in Item 1, Note 2(a) to the Unaudited Consolidated Financial Statements. Resulting realized and unrealized gains and losses on all other derivatives are recognized in “net realized and unrealized gains (losses) on derivatives” during the period in which they occur.

     The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30,		September 30,

	2005	2004	2005	2004

Credit derivatives	$(2,223)	$13,842	$4,015	$38,395
Weather and energy risk management derivatives	4,931	(186)	15,097	(4,802)
Other non-investment derivatives	(249)	105	16,912	(165)

Net results from derivatives financial operations	$2,459	$13,761	$36,024	$33,428
Investment derivatives	15,523	(17,588)	(20,805)	1,386

Net realized and unrealized gains (losses)
on derivatives	$17,982	$(3,827)	$15,219	$34,814

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30,		September 30,

	2005	2004	2005	2004

Statement of Income:
Net earned premiums	$6,708	$5,109	$21,154	$25,284
Net losses and loss expenses	$(507)	$20,869	$(8,536)	$25,948
Net realized and unrealized (losses) gains on credit	$(2,223)	$13,842	$4,015	$38,395
derivatives

	(Unaudited)
	As at	As at
	September 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Balance Sheet:
Unpaid losses and loss expenses recoverable	$198	$419
Other assets	$20,349	$16,475
Unpaid losses and loss expenses	$16,731	$26,090
Other liabilities	$31,772	$28,982

10. XL Capital Finance (Europe) plc

     XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of XL Capital Ltd. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. XLFE’s notes are fully and unconditionally guaranteed by XL Capital Ltd. XL Capital Ltd’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $3.6 billion as of December 31, 2004.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic (loss) earnings per ordinary share:
Net (loss) income	$(1,039,121)	$32,552	$(440,121)	$868,484
Less: preference share dividends	(10,080)	(10,081)	(30,240)	(30,240)

Net (loss) income available to ordinary shareholders	$(1,049,201)	$22,471	$(470,361)	$838,244

Weighted average ordinary shares outstanding	139,266	138,043	138,823	137,800
Basic (loss) earnings per ordinary share	$(7.53)	$0.16	$(3.39)	$6.08

Diluted (loss) earnings per ordinary share:
Net (loss) income	$(1,039,121)	$32,552	$(440,121)	$868,484
Less: preference share dividends	(10,080)	(10,081)	(30,240)	(30,240)

Net (loss) income available to ordinary shareholders	$(1,049,201)	$22,471	$(470,361)	$838,244

Weighted average ordinary shares
outstanding — basic	139,266	138,043	138,823	137,800
Average stock options outstanding (1) (2)	—	889	—	711

Weighted average ordinary shares
outstanding — diluted	139,266	138,932	138,823	138,511

Diluted (loss) earnings per ordinary share	$(7.53)	$0.16	$(3.39)	$6.05

Dividends per ordinary share	$0.50	$0.49	$1.50	$1.47

(1)	Net of shares repurchased under the treasury stock method.
(2)	Average stock options outstanding for the three and nine months ended September 30, 2005 have been excluded where anti-dilutive to the loss per ordinary share.

12. Commitments and Contingencies

     Included in unpaid losses and loss expenses recoverable at September 30, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.4 billion, related to certain contractual arrangements within the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits its respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be, in each case, the submission that is closest to the number developed by the independent actuary.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

     As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The independent actuary has commenced the evaluation process. Based on submissions and meetings to date, the Company continues to expect that the independent actuary’s final report will be issued in the fourth quarter of this year. The Company’s submissions would result in a net payable to the Company of approximately $1.4 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment. During the three months ended September 30, 2005, minor adjustments have been made to the Company’s net recoverable from the Seller, which had no impact on net income.

     In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business, which were approximately $1.6 billion, in the aggregate, as of September 30, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of reinsurance receivables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at September 30, 2005 and amounted to approximately $268 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of September 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers, with one agreement providing a limit of $1.3 billion for insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for insurance written prior to December 31, 2000.

     Certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

     The Company may record a loss in future periods if any or some of the following occur:

(i)	The submission of the Seller is closer to the valuation developed by the independent actuary in which case the Company may record a loss of approximately $900.0 million;

(ii)	There is deterioration of the net reserves and premium balances relating to the Winterthur Business from what was reported in the Company’s December 31, 2004 financial statements;

(iii)	The Company is unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from the Seller under the additional protections; and/or

(iv)	Any amount due from the Seller proves to be uncollectible from the Seller for any reason.

13. Subsequent Events

On October 24, 2005, Hurricane Wilma struck south Florida after causing significant damage in Mexico and Cuba. To date, the Company has received limited advice from insureds and from cedents as to the level of losses. Accordingly, it is not yet possible to provide an estimate of the likely cost to the Company of this event.

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

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements and, therefore, undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

     This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2004.

Executive Overview

     See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Results of Operations

     The following table presents an analysis of the Company’s net (loss) income available to ordinary shareholders and other financial measures (described below):

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004

Net (loss) income available to ordinary shareholders	$(1,049,201)	$22,471

(Loss) earnings per ordinary share — basic	$(7.53)	$0.16
(Loss) earnings per ordinary share — diluted	$(7.53)	$0.16
Weighted average number of ordinary shares and ordinary share
equivalents — basic	139,266	138,043
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	139,266	138,932

     The following table presents an analysis of the Company’s net (loss) income available to ordinary shareholders and other financial measures (described below).

(U.S. dollars and shares in thousands, except per share amounts)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Net (loss) income available to ordinary shareholders	$(470,361)	$838,244

(Loss) earnings per ordinary share — basic	$(3.39)	$6.08
(Loss) earnings per ordinary share — diluted	$(3.39)	$6.05
Weighted average number of ordinary shares and ordinary share
equivalents — basic	138,823	137,800
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	138,823	138,511

     The Company’s net income and other financial measures for the three and nine months ended September 30, 2005 have been affected by, among other things, the following significant items:

1)	The impact of Hurricanes Katrina and Rita and other natural catastrophes occurring during the third quarter of 2005;

2)	Net adverse prior year loss development;

3)	Growing asset base, higher investment yields and positive performance from investment affiliates;

4)	Life reinsurance loss recognition.

1.   The impact of Hurricanes Katrina and Rita and other natural catastrophes

     During the third quarter 2005, there was an unprecedented quantum of natural catastrophes. On August 29, 2005, Hurricane Katrina, a Category 4 storm, hit the Gulf Coast of the United States and is estimated to have caused the largest ever insured loss from a natural disaster in the property and casualty insurance industry. On September 24, 2005, Hurricane Rita, a Category 3 storm, hit the Gulf Coast of the United States and caused considerable damage, although less severe than Katrina. In addition, there were several other natural loss events, including hurricanes Dennis, Emily and Ophelia, the European and Mumbai Floods and Typhoon Mawar (collectively, the “Other Cats”). Collectively, Hurricanes Katrina, Rita and these Other Cats are referred to herein as the “Q3 05 Cats” and have had a substantial impact on the Company’s results of operations and financial condition.

     The Q3 05 Cats have had a substantial impact on the results of the Company for the quarter and nine months ended September 30, 2005. The Company has estimated losses incurred, net of reinsurance recoveries, of $1.16 billion, $263.6 million and $89.7 million related to Hurricanes Katrina, Rita and the combined impact of the Other Cats, respectively, based on preliminary reports and estimates of loss and damage. The Company has performed an analysis of contracts it believes are exposed to the Q3 05 Cats and together with preliminary information received from insureds and cedents and industry models, has determined its best estimate at this time for the expected ultimate loss. Actual losses may vary materially from this estimate based on a number of factors including, receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. In addition, the loss estimate includes a high level of uncertainty related to, among other things, complex coverage issues associated with hurricanes Katrina and Rita, limited claims data received to date and potential legal developments that may result in ultimate losses not being known for a considerable period of time as well as industry modelling challenges related to the Company’s property risk reinsurance portfolios. Therefore, losses may ultimately be materially greater or lesser than the current estimate and accordingly impact future financial results.

     Losses were incurred almost equally from the Company's Insurance and Reinsurance segments.

     The Company’s Insurance segment had losses from the commercial catastrophe insurance line as well as losses from the large commercial property line. The large commercial property unit accounted for approximately 60% of the segment losses in the third quarter.

     The Company’s Reinsurance segment reflects losses in property catastrophe, property risk and marine excess of loss lines of business. The loss from the Company’s marine excess of loss portfolio reflects the Company’s larger market share.

     The Q3 05 Cats are considered by the Company and the property and casualty insurance industry as market changing events. The Company expects that premium rates for the January 1, 2006 renewal season will increase, particularly in the United States, for its property and marine and energy lines of business. There can be no assurance that this will take place.

     The third quarter and nine months ended September 30, 2004 were negatively impacted by four hurricanes, Frances, Charley, Ivan and Jeanne, for a total net loss of $446.8 million, net of reinsurance recoveries.

      The following is an analysis of the financial impact on the Company’s results of operations from natural catastrophes:

(U.S. dollars in millions, except ratios)
	(Unaudited)
	Three Months Ended
	September 30, 2005

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Operating Data:
Net reinstatement premiums earned
Hurricane Katrina	$(70.3)	$11.5	$—	$(58.8)
Hurricane Rita	(11.1)	3.9	—	(7.2)
Other Third Quarter Natural Catastrophes *	—	3.4	—	3.4

Total net premiums earned	$(81.4)	$18.8	$—	$(62.6)

Gross losses and loss expenses:
Hurricane Katrina	$1,096.0	$1,080.0	$21.4	$2,197.4
Hurricane Rita	285.1	198.5	—	483.6
Other Third Quarter Natural Catastrophes *	40.2	51.2	—	91.4

Total gross losses and loss expenses	$1,421.3	$1,329.7	$21.4	$2,772.4

Losses and loss expenses recoverable:
Hurricane Katrina	$598.9	$439.7	$—	$1,038.6
Hurricane Rita	151.1	68.9	—	220.0
Other Third Quarter Natural Catastrophes *	1.7	—	—	1.7

Total losses and loss expenses recoverable	$751.7	$508.6	$—	$1,260.3

Underwriting loss	$751.0	$802.3	$21.4	$1,574.7

Income tax benefit				$100.3

Net loss				$1,474.4

Loss ratio impact for the three months ended
September 30, 2005				92.4%
Combined ratio impact for the three months ended
September 30, 2005				93.5%
Loss ratio impact for the nine months ended
September 30, 2005				29.7%
Combined ratio impact for the nine months ended
September 30, 2005				30.0%

* Other Third Quarter Natural Catastrophes includes European and Mumbai floods, Hurricanes Dennis, Emily and Ophelia and Typhoon Mawar.

(U.S. dollars in millions, except ratios)
	(Unaudited)
	Three Months Ended
	September 30, 2004

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Operating Data:
Net reinstatement premiums earned
Charley	$—	$4.0	$—	$4.0
Frances	—	3.0	—	3.0
Ivan	(12.0)	5.9	—	(6.1)
Jeanne	—	—	—

Total net reinstatement premiums earned	$(12.0)	$12.9	$—	$0.9

Gross losses and loss expenses:
Charley	$60.2	$80.4	$—	$140.6
Frances	38.8	52.1	—	90.9
Ivan	142.5	84.4	—	226.9
Jeanne	30.5	67.3	—	97.8

Total gross losses and loss expenses	$272.0	$284.2	$—	$556.2

Losses and loss expenses recoverable:
Charley	$13.6	$6.9	$—	$20.5
Frances	7.9	2.9	—	10.8
Ivan	55.9	9.4	—	65.3
Jeanne	6.6	6.2	—	12.8

Total loss and losses expense recoveries	$84.0	$25.4	$—	$109.4

Underwriting loss	$200.0	$245.9	$—	$445.9

Income tax benefit				$25.7

Net loss				$420.2

Loss ratio impact for the three months ended
September 30, 2004				24.0%
Combined ratio impact for the three months ended
September 30, 2004				24.0%
Loss ratio impact for the nine months ended
September 30, 2004				8.5%
Combined ratio impact for the nine months ended
September 30, 2004				8.5%

2.    Net adverse prior year loss development.

     The results for the first nine months of 2005 have been adversely impacted by an increase in net reserves in the Company’s North American reinsurance operations of $190.6 million reported in the second quarter of 2005. The after tax charge was $186.3 million or $1.32 per ordinary share. This increase resulted from the Company’s scheduled semi-annual reserve review and related principally to losses on business written prior to 2001 in the Company’s U.S. casualty reinsurance business.

      Net adverse prior period loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development and/or as a result of the Company’s reserve reviews as discussed above. See the discussion of the Reinsurance segment’s results below.

3.    Growing asset base, higher investment yields and positive performance from investment affiliates.

     Net investment income was $366.7 million and $1,042.3 million for the three months and nine months ended September 30, 2005, respectively, compared to $268.0 million and $747.5 million, respectively, for the same periods in 2004. This increase resulted from a larger investment base combined with higher investment yields primarily due to increases in U.S. short-term and intermediate-term interest rates. The increase in the size of the investment portfolio resulted from positive operating cash flows and growth in structured and spread balances during these periods.

     Net income from investment affiliates was $56.7 million and $116.5 million for the three months and nine months ended September 30, 2005, respectively, compared to $5.2 million and $76.7 million, respectively, for the same periods in 2004. These results reflect strong returns from the Company’s alternative fund investments during the third quarter of 2005.

4.    Life reinsurance loss recognition.

     Results for the first nine months of 2005 have been adversely impacted by a $63.3 million after tax charge related to the Company’s life and annuity reinsurance operations reported in the second quarter of 2005. The Company completed a detailed actuarial experience study of this business. In accordance with U.S. GAAP treatment for life business, a loss recognition test process was carried out to determine if expected future premiums would be sufficient to pay for expected future losses. This process led to management’s decision to unlock the current policy benefit reserve ratio and record a loss recognition charge of $63.3 million. With a recognition that the business was loss making based on existing assumptions, the total charge has first been applied to write-off the deferred acquisition costs and Value of Business Acquired assets of $25.9 million, with the remaining $37.4 million recorded as a net increase in policy benefit reserves.

Financial Measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004

Underwriting loss — general operations	$(1,363,890)	$(162,440)
Combined ratio — general operations	182.2%	110.7%
Investment income — general operations	$184,055	$157,233

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Underwriting (loss) profit — general operations	$(1,143,082)	$251,268
Combined ratio — general operations	122.2%	95.9%
Investment income — general operations	$565,712	$450,359
Annualized return on average ordinary shareholders’ equity	NM	16.8%

	(Unaudited)
	September 30,	December 31,
	2005	2004

Book value per ordinary share	$46.41	$51.98

* NM — Not Meaningful

Underwriting (loss) profit — general operations

     One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting losses in the three and nine months ended September 30, 2005 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

     The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. Increases in the Company’s combined ratio for the three and nine months ended September 30, 2005, compared to the same periods in the previous year, were primarily a result of a higher loss and loss expense ratio partially offset by a decreasing underwriting expense ratio. The increase in the loss and loss expense ratio was primarily due to the catastrophe losses incurred in the third quarter of 2005 combined with the increase in net reserves in the Company’s North American reinsurance operations in the second quarter of 2005.

Net investment income — general operations

     Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. A significant part of the portfolio is in fixed income securities. Net investment income is affected by overall market interest rates and also the size of the portfolio. The average size of the investment portfolio outstanding during the three and nine months ended September 30, 2005 increased as compared to the same periods in 2004 due to positive operating cash flow and structured and spread transactions. Total investments as at September 30, 2005 were $34.8 billion as compared to $27.9 billion as at September 30, 2004. Short-term and intermediate-term interest rates in the United States have risen in 2005, which has also contributed to the increase in investment income.

Book value per ordinary share

     Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss) and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has decreased by $5.57 over the first nine months of 2005. The factors noted above created $440.1 million in net loss for the first nine months of the year. The net unrealized gains associated with the Company’s investment portfolio have decreased by $217.9 million for the first nine months of 2005. These changes were driven by increasing U.S. interest rates.

Annualized return on average ordinary shareholders’ equity

     Annualized return on average ordinary shareholders’ equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROEs for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to re-evaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The decline in this financial measure in the first nine months of 2005 as compared to the same period in 2004 was due to the key operating factors noted above, most notably the significant catastrophe losses.

Other Key Focuses of Management

     See the discussion of the “Other Key Focuses of Management” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004. That discussion is updated with the disclosures set forth below.

Ratings and Capital Management

     The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating was downgraded, its ability to write business may be adversely affected. Such a downgrade would also adversely affect the Company’s financial guaranty lines of business. Standard & Poor’s, A.M. Best, Fitch Ratings and Moody’s Investors Service have placed the financial strength ratings of many companies, including XL Capital Ltd, under review for potential downgrade. On October 26, 2005 Fitch Ratings downgraded the Company’s long term issuer rating to “A-” and downgraded the financial strength ratings of the principal insurance and reinsurance subsidiaries and pools including, XL Insurance (Bermuda) Ltd and XL Re Ltd to “AA-” with a stable outlook. The financial strength ratings of the Company’s financial guaranty companies remain “triple A” with stable outlook (by Standard & Poor’s, Moody’s and Fitch Ratings).

     In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. Due to the unprecedented insured hurricane losses during the 2005 Atlantic hurricane season, rising capital requirements for property catastrophe business from rating agencies and the currently anticipated growth in business written in 2006, the Company expects that it may have additional capital needs. The Company is actively attempting to address these needs with several key business initiatives.

1.	Management has entered into a strategic initiative intended to augment the Company’s overall underwriting capacity to take advantage of opportunities in certain catastrophe exposed lines of business. Management has agreed in principle to enter into a quota share reinsurance treaty with a newly-formed reinsurance company. Under this agreement, management expects to cede specified portions of the Company’s property catastrophe reinsurance and retrocessional lines of business to this new company, which is expected to have from $500 million to $1 billion in dedicated capital. There can be no assurance that the Company will enter into such quota share reinsurance treaty or that this new company will have the expected amount of dedicated capital.

2.	Management intends to reduce the Company’s net catastrophe exposed risks. In the Insurance segment, management intends to reduce exposure from accounts that have the potential for significant volatility under worsening catastrophe event scenarios, reduce catastrophe sub-limits and eliminate accounts that no longer meet the Company’s increased pricing needs. In addition to the strategic initiative noted above, the Reinsurance segment’s management intends to reduce catastrophe exposure within the property risk portfolio and restructure the way in which marine excess of loss programs are written.

3.	Management plans to raise capital following the resolution of the independent actuarial process with Winterthur Swiss Insurance Company, the result of which is expected in the fourth quarter of 2005. The Company expects that this financing will have a significant equity component. In the event that the Company does not prevail in the independent actuarial process with Winterthur Swiss Insurance Company the amount of capital raised will be greater.

Winterthur International Net Reserve Seasoning

     Management continues to focus on the settlement and collection of certain post-closing balances under the sale and purchase agreement, as amended (“SPA”), related to the 2001 acquisition of the Winterthur International operations from Winterthur Swiss Insurance Company. The independent actuary has commenced the evaluation process related to the post-closing seasoning process relating to the Company’s acquisition of Winterthur International. Based on submissions and meetings to date, the Company continues to expect that the independent actuary’s final report will be issued in the fourth quarter of this year. For further information regarding the settlement and collection under the SPA, see “Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” below.

Critical Accounting Policies and Estimates

     During the nine months ended September 30, 2005, management increased the levels of reserves in XL Reinsurance America Inc. (“XLRA”), a subsidiary of the Company, to reflect unexpected loss development. Effective as of January 1, 2004, XLRA entered into an adverse development reinsurance treaty with another reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and limits loss development at XLRA relating to these underwriting years. During the second quarter of 2005, a significant portion of the adverse development recorded in XLRA was ceded to this treaty, reducing the net losses to XLRA. As part of management’s continuing evaluation of its deferred tax asset, the treaty is important in evaluating the future income position of the U.S. group of companies. After giving consideration to the Q3 05 Cats, management continues to believe that there is sufficient positive evidence of future profitability in the U.S. such that a valuation allowance as a charge against the deferred tax asset is not required at this time.

     See the discussion of the Company’s “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

Segment Results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

     The Company operates through three business segments: Insurance, Reinsurance and Financial Products and Services. These business segments were determined in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

     The Company’s segment results have been significantly impacted by the Q3 05 Cats and the third quarter 2004 catastrophes, as noted above. These should be considered when making period to period comparisons of segment results.

     Following changes in certain executive management responsibilities in January 2005, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes in responsibilities.

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

  All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities. Management believes this change will better reflect the nature of spread focused business.

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

Insurance

     General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, surety, marine, equine and certain other insurance coverages including program business. Management has announced its intention to discontinue writing surety business in 2005.

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

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$1,329,271	$1,342,689	(1.0)%
Net premiums written	834,650	886,927	(5.9)%
Net premiums earned	933,026	1,062,847	(12.2)%
Fee income and other	310	9,044	(96.6)%
Net losses and loss expenses	1,314,386	886,738	48.2%
Acquisition costs	119,133	145,134	(17.9)%
Operating expenses	133,598	145,411	(8.1)%
Exchange (gains)	(8,130)	(19,472)	(58.2)%

Underwriting (loss)	$(625,651)	$(85,920)	NM

* NM — Not Meaningful

     Gross and net premiums written decreased by 1.0% and 5.9%, respectively, in the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The decrease in gross premiums written was primarily due to continued competitive pressures combined with the discontinuation of the segment’s surety business and partially offset by new business efforts in professional liability and excess casualty lines. Pricing pressures seen earlier in the year, particularly in property lines, appear to be moderating following the impact of hurricanes Katrina and Rita, particularly for U.S. exposures. Foreign exchange movements had very little impact on written premium in the quarter. The decrease in net premiums written both in total and as a percentage of gross premiums written compared to the same period in 2004 was primarily a result of higher reinstatement premiums related to the third quarter catastrophes partially offset by the strategic decision to increase retentions in professional lines.

     Net premiums earned decreased by 12.2% in the three months ended September 30, 2005 compared with the three months ended September 30, 2004. This decrease was due to the factors affecting net premiums written, noted above, combined with the fact that ceded reinstatement premiums are earned at the time of the related loss.

     Exchange gains in the three months ended September 30, 2005 were primarily due to the impact of the weakening of the U.K. sterling and the Euro against the U.S. dollar during the quarter.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004

Loss and loss expense ratio	140.9%	83.4%
Underwriting expense ratio	27.1%	27.4%

Combined ratio	168.0%	110.8%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss and loss expense ratio for the three months ended September 30, 2005 increased significantly compared with the three months ended September 30, 2004, primarily due to net catastrophe losses of $669.6 million incurred mainly in the property catastrophe and property lines of business. Hurricanes Katrina and Rita, as well as other natural catastrophes in the quarter combined to increase the loss and loss expense ratio by 77.3% for the quarter. The three months ended September 30, 2004 included a net incurred losses of $188.0 million related to hurricanes Charley, Frances, Ivan and Jeanne combined with approximately $89.0 million in net prior period reserve strengthening.

     The underwriting expense ratio for the three months ended September 30, 2005 decreased slightly compared with the same period in 2004. A decrease in the acquisition expense ratio of 0.9 percentage points (12.8% as compared to 13.7%) due primarily to a change in the commission structure with certain brokers, was partially offset by an increase the operating expense ratio resulting from reduced earned premiums.

Reinsurance

Reinsurance — General Operations

     General reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. The Company’s property reinsurance business generally has loss experience characterized as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$855,300	$663,834	28.9%
Net premiums written	576,832	513,587	12.3%
Net premiums earned	722,303	799,901	(9.7)%
Fee income and other	140	(15)	NM
Net losses and loss expenses	1,245,282	666,152	86.9%
Acquisition costs	161,399	174,536	(7.5)%
Operating expenses	41,564	43,768	(5.0)%
Exchange losses (gains)	12,437	(8,050)	NM

Underwriting (loss)	$(738,239)	$(76,520)	NM

* NM – Not Meaningful

     Gross and net premiums written increased by 28.9% and 12.3%, respectively, in the third quarter of 2005 as compared to the third quarter of 2004. Gross reinstatement premiums written of $115.7 million were offset by $96.9 million of ceded reinstatement premiums related to the third quarter 2005 catastrophes. On a net basis, the increases largely reflected timing differences on both gross and ceded written premiums and the minor addition of net inward reinstatement premiums, partially offset by some reduction in the volume of business written in Latin America.

     Net premiums earned in the third quarter of 2005 decreased 9.7% compared to the third quarter of 2004. This decrease is a reflection of the pricing pressures and related reduction of net premiums written over the last 24 months, partially offset by the factors affecting net premiums written.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004

Loss and loss expense ratio	172.4%	83.3%
Underwriting expense ratio	28.1%	27.3%

Combined ratio	200.5%	110.6%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the three months ended September 30, 2005, compared to the same period in 2004, primarily reflected the effects of hurricanes Katrina and Rita combined with other smaller natural disasters from which the segment incurred a combined $821.1 million of net losses. These catastrophes contributed 112.1% to the segment loss ratio for the quarter. The quarter ended September 30, 2004 included $258.8 million of net losses related to hurricanes Charley, Frances, Ivan and Jeanne.

     The small increase in the underwriting expense ratio in the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, was due to increases in both the acquisition expense ratio and operating expense ratio to 22.3% and 5.8%, respectively, as compared to 21.8% and 5.5%, respectively, in the third quarter of 2004. The increase in the acquisition expense ratio was due to slight fluctuations in business mix. The operating expense ratio increase was primarily due to lower earned premium levels.

     Exchange losses in the three months ended September 30, 2005 were mainly attributable to an overall strengthening, during the quarter, in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations with the U.S. dollar as their functional currency and net U.K. sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurance, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the traditional life reinsurance business units in order to centralize management of mortality based life and annuity reinsurance business.

     The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$96,870	$93,326	3.8%
Net premiums written	87,762	92,928	(5.6)%
Net premiums earned	87,964	93,111	(5.5)%
Fee income and other	74	62	19.4%
Claims and policy benefits	142,957	128,004	11.7%
Acquisition costs	9,063	14,308	(36.7)%
Operating expenses	4,079	3,188	27.9%
Exchange (gains)	252	(109)	331.2%
Net investment income	79,481	56,246	41.3%
Interest expense	-	(211)	NM

Net income from life and annuity operations	$11,168	$4,239	163.5%

* NM — Not Meaningful

     Gross premiums written increased in the third quarter of 2005 as compared to the third quarter of 2004. This increase was primarily a result of growing portfolio of regular renewal premium business. The increase in ceded premium relates to the addition of several proportional retrocessions of certain European mortality risks.

     Claims and policy benefits also increased in the quarter in line with the growth in the underlying business. Changes in claims and policy benefits also include the movement in policy benefit reserves related to contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs decreased in the third quarter of 2005, as compared to the third quarter of 2004, due to costs related to specific contracts in the prior year that were not incurred in 2005. Operating expenses increased in the third quarter of 2005 compared to the same period in 2004, reflecting the build up of the new life operations in the U.S.

     Net investment income is included in the calculation of net income from life and annuity operations, as it relates to income earned on portfolios of separately identified, managed life investment assets and other allocated assets. Several new large annuity contracts have been written since September 30, 2004, which have significantly increased the invested assets relating to these operations.

Financial Products and Services

     The Financial Products and Services segment provides (i) financial guaranty insurance and reinsurance, (ii) a wide range of structured financial and alternative risk transfer products, (iii) municipal investment and funding agreements, (iv) political risk insurance and (v) weather and energy risk management products. Many of the products offered by the Financial Products and Services segment are unique and tailored to the specific needs of the insured or user.

     Financial guaranty insurance and reinsurance generally guarantees the timely payment of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an installment basis or upfront. Guaranties written in credit default swap form provide coverage for losses upon the occurrence of specified credit events set forth in the swap documentation.

     Structured financial and alternative risk transfer products cover complex financial risks, including property, casualty, mortality insurance and reinsurance and business enterprise risk management products.

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

     The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, in managing their financial exposure to variations in weather conditions and related energy markets.

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$99,437	$77,393	28.5%
Net premiums written	95,557	70,862	34.8%
Net premiums earned	56,761	70,383	(19.4)%
Fee income and other	1,097	1,720	(36.2)%
Net losses and loss expenses	31,301	77,048	(59.4)%
Acquisition costs	6,423	7,032	(8.7)%
Operating expenses	17,879	17,859	0.1%
Exchange losses (gains)	600	(206)	NM

Underwriting profit (loss)	$1,655	$(29,630)	(105.6)%

Net investment income — financial guarantee	$16,376	$9,773	67.6%
Net investment income – structured products	86,780	44,793	93.7%
Interest expense – structured products	45,799	35,869	27.7%
Operating expenses — structured products	8,780	12,088	(27.4)%
Net income from financial and investment affiliates	1,027	10,855	(90.5)%
Minority interest	2,411	1,247	93.3%
Net results from derivatives	2,459	13,761	(82.1)%

Contribution from financial operations	$51,307	$348	NM

* NM — Not Meaningful

     Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for the period and do not include the present value of future cash receipts expected from installment premium policies and contracts written in the period. In addition to the financial guaranty premiums, segment premiums also include amounts received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 28.5% and 34.8%, respectively, in the third quarter of 2005, as compared to the same period in 2004, were primarily due to several new structured property and casualty policies. Excluding such policies, net financial guaranty premiums written increased in the quarter due to new business and improved pricing in certain products. Narrowing of credit spreads, in general, during the quarter was less pronounced than in the same period in 2004.

     Net premiums earned decreased 19.4% in the third quarter of 2005 as compared to the same period in 2004. This decrease related primarily to the $23.3 million in premium earnings associated with an insured project financing structure on which a loss was recognized in the three months ended September 30, 2004 partially offset by continued growth in financial guaranty in force business.

      The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Financial Guaranty	$43,608	$59,156	(26.3)%
Political Risk	5,054	6,029	(16.2)%
Other (1)	8,099	5,198	55.9%

(1)      Other includes structured financial and alternative risk transfer products and weather and energy risk management products.

     Net losses and loss expenses include current period net losses incurred and adverse or favorable development of prior periods’ net loss and loss expense reserves. Net losses and loss expenses for the three months ended September 30, 2005 decreased by 59.4% as compared to the same period in 2004. This decrease primarily resulted from lower incurred losses in the Company’s financial guaranty business of approximately $71.6 million, partially offset by a loss of $21.4 million on a structured property and casualty policy incurred as a result of Hurricane Katrina. Incurred losses in the Company’s financial guaranty business were approximately $1.2 million for the three months ended September 30, 2005, as compared to approximately $72.8 million in the same period in 2004. Incurred losses for the three months ended September 30, 2004 primarily resulted from a provision for loss of $41.7 million relating to the subordinate layer of an insured project financing structure and certain other case basis reserves relating to the Company’s credit derivative business.

     Net investment income related to the financial guaranty business increased by 67.6% in the three months ended September 30, 2005 compared to the same period in 2004, due primarily to higher average invested assets resulting from net cash inflows from operations and a $125.0 million capital infusion during the fourth quarter of 2004. In addition, $2.2 million in investment income relates to the Company’s investment in Financial Security Assurance International Ltd (“FSAI”). Prior to October 1, 2004, the Company accounted for its investment in FSAI under the equity method and reported the associated results thereof in “Net income from financial and investment affiliates”. Effective October 1, 2004, the Company changed its accounting for its investment in FSAI from the equity method to FSAB 115. Accounting for Certain Investments in Debt and Equity Securities to conform to the requirements of EITF Issue No. 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (“EITF 02-14”). Accordingly, beginning October 1, 2004 the only earnings recognized by the Company on its investment in FSAI are dividends that are reported in investment income.

     Net investment income related to structured products increased by 93.7% in the three months ended September 30, 2005, as compared to the same period in 2004, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $2.6 billion to $5.3 billion for the three months ended September 30, 2004 and 2005, respectively.

     Interest expense on structured products relates to deposit liabilities associated with funding agreements, guaranteed investment contracts and certain structured property and casualty contracts. The increase in interest expense during the three months ended September 30, 2005 as compared to the same period in 2004 related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances for the three months ended September 30, 2005, as compared to the same prior year period, off-set by reduced interest expense during the three months ended September 30, 2005 on certain structured property and casualty contracts resulting from a change in the timing of estimated cash outflows from such contracts.

     Net income (losses) from financial and investment affiliates includes earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates which are accounted for under the equity method. The decrease in such earnings for the three months ended September 30, 2005 as compared to the same period in 2004 was due primarily to a decrease in earnings from Primus as well as the change in accounting related to the Company’s investment in FSAI to conform with the requirements of EITF 02-14 as discussed above. Primus had a negative mark-to-market adjustment in the quarter ended September 30, 2005.

     Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended September 30, 2005 represent the relatively level spreads across both the investment grade and non-investment grade markets, compared to the significant tightening in the same period in 2004.

Investment Activities

     The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains (losses) on investment derivative instruments:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Net investment income — general operations	$184,055	$157,233	17.1%
Net income from investment affiliates — general
operations	52,772	4,738	NM
Net realized gains on investments	53,223	57,015	(6.7)%
Net realized and unrealized gains (losses) on
investment derivative instruments — general
operations	15,523	(17,588)	NM

* NM – Not Meaningful

     Net investment income related to general operations increased in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 4.5% at September 30, 2005, as compared to 3.9% at September 30, 2004.

     Net income from investment affiliates increased in the third quarter of 2005 compared to the third quarter of 2004 due primarily to stronger performance in alternative fund affiliates.

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

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2005 (1)	September 30, 2004 (1)

General Account Asset/Liability portfolios
USD fixed income portfolio	(0.3)%	2.5%
Non USD fixed income portfolio	0.6%	2.9%

Structured and Spread Products portfolios
USD fixed income portfolio	0.1%	3.0%
Non USD fixed income portfolio	1.0%	4.3%
Risk Asset portfolios
Alternative portfolio (2)	3.4%	0.2%
Equity portfolio	8.1%	(0.5)%
High-Yield fixed income portfolio	1.0%	2.5%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the daily weighted average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars
(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2005 and August 31, 2004, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

     Net realized gains on investments in the third quarter of 2005 included net realized gains of $59.1 million from sales of investments and net realized losses of approximately $5.9 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of these investments.

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

     Net realized and unrealized gains on investment derivatives for the three months ended September 30, 2005 resulted from the Company’s investment strategy to economically hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Unrealized Gains and Losses on Investments

     At September 30, 2005, the Company had net unrealized gains on fixed income and short term securities of $430.6 million and net unrealized gains on equities of $166.8 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $228.5 million and $10.5 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2005 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.S short-term and intermediate-term interest rates increased during the quarter which was the primary reason for the decline in net unrealized gains on fixed income securities.

     At September 30, 2005, approximately 8,600 fixed income securities out of a total of approximately 16,900 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $2.0 million. Approximately 300 equity securities out of a total of approximately 1,700 securities were in an unrealized loss position at September 30, 2005 with the largest individual loss being $0.5 million.

     The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2005 had been in a continual unrealized loss position:

(U.S. dollars in		(Unaudited)	(Unaudited)
thousands)		Amount of	Fair Value of Securities
	Length of time in a continual	unrealized loss at	in unrealized loss position
Type of Securities	unrealized loss position	September 30, 2005	at September 30, 2005

Fixed Income and
Short-Term	Less than six months	$119,043	$11,292,347
	At least 6 months but less than 12 months	58,664	3,238,896
	At least 12 months but less than 2 years	43,531	1,608,188
	2 years and over	7,311	172,292

	Total	$228,549	$16,311,723

Equities	Less than six months	$6,525	$83,703
	At least 6 months but less than 12 months	3,996	56,743

	Total	$10,521	$140,446

     At September 30, 2005, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
Maturity profile in years of fixed	Amount of	Fair value of securities
income securities in a continual	unrealized loss at	in unrealized loss positions
unrealized loss position	September 30, 2005	at September 30, 2005

Less than 1 year remaining	$2,618	$1,338,606
At least 1 years but less than 5 years remaining	60,872	4,326,749
At least 5 years but less than 10 years remaining	48,525	2,698,259
At least 10 years but less than 20 years remaining	5,270	310,153
At least 20 years or more remaining	10,408	652,968
Mortgage and asset backed securities	100,856	6,984,988

Total	$228,549	$16,311,723

     The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.9% of the total fixed income portfolio market value at September 30, 2005. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at September 30, 2005, $14.3 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
	Amount of	Fair value of securities
Length of time in a continual	unrealized loss at	in unrealized loss position
unrealized loss position	September 30, 2005	at September 30, 2005

Less than six months	$11,964	$523,870
At least 6 months but less than 12 months	1,598	58,188
At least 12 months but less than 2 years	512	10,120
2 years and over	203	3,228

Total	$14,277	$595,406

Other Revenues and Expenses

     The following table sets forth other revenues and expenses:

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,

	2005	2004	% Change

Net income from operating affiliates –	$12,415	$103,016	(87.9)%
general operations
Amortization of intangible assets	2,668	3,256	(18.1)%
Corporate operating expenses	56,415	49,538	13.9%
Interest expense	43,949	47,390	(7.3)%
Income tax (benefit) expense	(47,338)	13,975	NM

* NM — Not Meaningful

     Net income from operating affiliates decreased for the three months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of the inclusion of a $102.1 million gain on the sale of the Company’s investments in the Admiral Group Ltd. and Pareto Partners in the third quarter of 2004.

     Corporate operating expenses in the three months ended September 30, 2005 increased compared to the three months ended September 30, 2004 due primarily to higher legal expenses and a write-off of a loan to an affiliate.

     The decrease in interest expense primarily reflected a lower expense related to a guaranteed investment contract where part of the principal amount outstanding was repaid in June 2005 the increase in outstanding debt since September 30, 2004. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

     The income tax benefit reported for the three months ended September 30, 2005 arose principally from the losses incurred in the Company’s U.S. operations as a result of hurricanes Katrina and Rita. A significant proportion of the incurred losses in the quarter were captured in non-U.S. subsidiaries where no tax relief is available.

Segment Results for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Insurance

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$4,421,435	$4,566,347	(3.2)%
Net premiums written	3,227,012	3,370,362	(4.3)%
Net premiums earned	3,069,904	3,044,953	0.8%
Fee income and other	1,321	16,660	(92.1)%
Net losses and loss expenses	2,716,275	2,136,396	27.1%
Acquisition costs	376,908	418,340	(9.9)%
Operating expenses	399,727	403,647	(1.0)%
Exchange (gains)	(27,919)	(7,415)	NM

Underwriting (loss) profit	$(393,766)	$110,645	NM

* NM — Not Meaningful

     Gross and net premiums written decreased by 3.2% and 4.3%, respectively, in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. These decreases were primarily due to continued competitive pricing across most lines, most notably property and professional lines. Decreases were partially offset by continued growth in the newer select and design professional and U.S. primary casualty units, and the weakening of the U.S. dollar against the U.K. sterling and the Euro as compared to the first nine months of 2004. Net premiums written have declined in line with gross premiums written combined with increased ceded reinstatement premiums payable.

     Net premiums earned increased by 0.8% in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Growth in net premiums earned is primarily as a result of the earn out of net premiums written in 2004, including the newer business initiatives mentioned above and increased net retentions. This growth was partially offset by decreased volume in the first nine months of 2005, noted above, and net $81.4 million ceded reinstatement premiums as a result of the natural catastrophes in the third quarter of 2005.

     Exchange gains in the nine months ended September 30, 2005 were primarily due to the weakening of the U.K. sterling and the Euro against the U.S. dollar during the second quarter of 2005 on several large contracts.

     The following table presents the ratios for this segment:

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Loss and loss expense ratio	88.5%	70.2%
Underwriting expense ratio	25.3%	27.0%

Combined ratio	113.8%	97.2%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss and loss expense ratio for the nine months ended September 30, 2005 increased compared with the nine months ended September 30, 2004, primarily reflecting the losses of $669.6 million incurred in the property catastrophe and property lines of business as a result of hurricanes Katrina and Rita and other natural catastrophes combined with the impact of overall softening market conditions since the third quarter 2004.

     The underwriting expense ratio for the nine months ended September 30, 2005 decreased compared to the same period in 2004 as a result of a decrease in the operating expense ratio of 0.3 points (13.0% as compared to 13.3%) combined with a decrease in the acquisition expense ratio of 1.4 points (12.3% as compared to 13.7%) . The decrease in the operating expense ratio was due primarily to higher earned premiums combined with relatively flat operating costs. The reduction in the acquisition expense ratio was due primarily to a change in the commission structure with certain brokers.

Reinsurance

Reinsurance — General Operations

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$3,055,752	$3,003,780	1.7%
Net premiums written	2,492,194	2,566,671	(2.9)%
Net premiums earned	2,079,255	2,237,256	(7.1)%
Fee income and other	(306)	124	NM
Net losses and loss expenses	2,223,786	1,479,561	50.3%
Acquisition costs	452,638	494,832	(8.5)%
Operating expenses	121,123	134,590	(10.0)%
Exchange losses (gains)	30,718	(12,226)	NM

Underwriting (loss) profit	$(749,316)	$140,623	NM

* NM — Not Meaningful

     Gross premiums written increased and net premiums written decreased by 1.7% and 2.9%, respectively, in the first nine months of 2005 as compared to the first nine months of 2004. Significant levels of written and ceded reinstatement premiums related to the third quarter 2005 catastrophes were offset by a decline in U.S. casualty business as a result of increased retentions by ceding companies. Favorable foreign exchange movements partially offset the decrease in gross premiums written. Net premiums written reflect the above gross changes.

     Net premiums earned in the first nine months of 2005 decreased 7.1% as compared to the first nine months of 2004, due primarily to the earn out of the impact of rate pressures seen in gross premiums written over the last 12 months.

     The following table presents the ratios for this segment:

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004

Loss and loss expense ratio	107.0%	66.1%
Underwriting expense ratio	27.6%	28.1%

Combined ratio	134.6%	94.2%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the nine months ended September 30, 2005 compared to the same period in 2004 primarily reflects the effects of Hurricanes Katrina and Rita combined other smaller natural catastrophes in the quarter ended September 30, 2005, from which the segment incurred a combined $821.1 million of net losses combined with higher than expected adverse prior year development relating to U.S. casualty business, reported in the second quarter of 2005 of $190.6 million.

     The prior year net reserve increase is attributable to the following sources:

	(Unaudited)
	Adverse Prior Year
(U.S. dollars in thousands)	Development	% of Total

Workers’ compensation	$64,719	34%
Pre-1997 underwriting years excluding workers’ compensation	15,603	8%
1997 – 2001 underwriting years excluding workers’ compensation	76,011	40%
Post – 2001 underwriting years excluding workers’ compensation	34,306	18%

Net reserve increase	$190,639	100%

     Approximately 90% of the Workers’ Compensation reserve increase was related to an XLRA working layer program written across multiple underwriting years with a single cedent. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer Workers’ Compensation business.

     The reserve increase relating to the pre-1997 underwriting years, excluding Workers’ Compensation, was primarily driven by a small number of increases in reported claims in the Other Liability and Errors and Omissions lines of business in those underwriting years.

     The reserve increase relating to the 1997-2001 underwriting years, excluding Workers’ Compensation, was principally driven by recently reported claims in Umbrella Liability, Errors and Omissions and Directors and Officers lines of business in those underwriting years. The professional lines claims activity arises largely from a limited number of cedents. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the Medical Malpractice business line.

     The reserve increase related to the post-2001 underwriting years excluding Workers’ Compensation, was primarily due to certain large individual claims affecting a number of lines including; Surety, Umbrella Liability and Errors and Omissions.

     The decrease in the underwriting expense ratio in the first nine months of 2005 as compared with the first nine months of 2004 was due to a decrease in both the acquisition expense ratio and operating expense ratio to 21.8% and 5.8%, respectively, as compared to 22.1% and 6.0%, respectively, in the first nine months of 2004. The decrease was mainly due to decreased profit commissions, which resulted from the 2004 hurricane activity. The operating expense ratio decrease primarily reflects severance costs incurred for reduction of staff in 2004.

     Exchange losses in the nine months ended September 30, 2005 were mainly attributable to an overall strengthening in the value of the U.S. dollar against the UK Sterling and the Euro in those operations with U.S. dollars as their functional currency and net U.K. sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     The following summarizes net (loss) income from life and annuity operations:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$2,130,627	$1,171,509	81.9%
Net premiums written	2,102,026	1,169,985	79.7%
Net premiums earned	2,102,650	1,171,849	79.4%
Fee income and other	253	293	NM
Claims and policy benefits	2,289,248	1,253,411	82.6%
Acquisition costs	50,472	31,039	62.6%
Operating expenses	13,330	8,488	57.0%
Exchange losses (gains)	925	(24)	NM
Net investment income	211,347	146,633	44.1%
Interest expense	—	23	NM

Net (loss) income from life and annuity operations	$(39,725)	$25,838	NM

* NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits increased significantly in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of the large immediate annuity portfolio contracts bound in the second quarter of 2005. In addition, the Company wrote several new regular premium term assurance contracts since September 30, 2004, which generate written premiums in the current year.

     Claims and policy benefits also increased significantly as a result of the annuity payout liabilities accepted under the contracts noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, $37.4 million in losses were recorded during the second quarter of 2005 related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected.

     Acquisition costs increased in the first nine months of 2005 as compared to the first nine months of 2004 reflecting the write-off of certain deferred costs related to the U.S. mortality business noted above, as current profit projections did not support the recovery of the deferred costs product commissions booked in the prior year. Operating expenses increased in the first nine months of 2005 compared to the same period in 2004 due to build out of existing operations and start-up costs of new life operations in the U.S.

     Net investment income increased in the first nine months of 2005 compared to the first nine months of 2004 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since September 30, 2004.

Financial Products and Services – Financial Operations

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Gross premiums written	$262,834	$247,904	6.0%
Net premiums written	248,572	234,188	6.1%
Net premiums earned	160,448	175,101	(8.4)%
Fee income and other	14,465	8,793	64.5%
Net losses and loss expenses	55,676	98,079	(43.2)%
Acquisition costs	21,382	21,477	(0.4)%
Operating expenses	52,773	49,030	7.6%
Exchange losses (gains)	1,664	(2,983)	NM

Underwriting profit	$43,418	$18,291	137.4%

Net investment income — financial guarantee	$45,880	$26,778	71.3%
Net investment income – structured products	219,359	123,768	77.2%
Interest expense – structured products	142,343	74,016	92.3%
Operating expenses — structured products	31,977	39,180	(18.4)%
Net income from financial and investment affiliates	218	13,989	(98.4)%
Minority interest	6,986	8,334	(16.2)%
Net results from derivatives	36,024	33,428	7.8%

Contribution from financial operations	$163,593	$94,724	72.7%

* NM — Not Meaningful

     Gross and net premiums written related to the financial guaranty line of business reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. In addition to the financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 6.0% and 6.1%, respectively, for the nine month period ended September 30, 2005, as compared to the same period in 2004 were primarily due to several new structured property and casualty policies, combined with an increase in financial guaranty premiums primarily as a result of expansion of the Company’s public finance business.

     Net premiums earned decreased during the nine months ended September 30, 2005 as compared to the same period in 2004, primarily due to a decline in premium volume in the Company’s financial guaranty business from the comparable prior year period. Results for the nine month period ended September 30, 2004 were positively affected by $23.3 million in premium earnings associated with an insured project financing structure on which a full limit loss was recognized during the period.

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Financial Guaranty	$124,065	$141,592	(12.4)%
Political Risk	18,457	21,368	(13.6)%
Other (1)	17,926	12,141	47.7%

(1)      Includes structured property and casualty and alternative risk transfer products and weather and energy risk management products.

     Net losses and loss expenses include current period net losses incurred and adverse or favorable development of prior periods’ net loss and loss expense reserves. Net losses and loss expenses in the nine months ended September 30, 2005 decreased by 43.2% compared to the same period in 2004. This decrease primarily resulted from lower incurred losses in the Company’s financial guaranty business of approximately $70.8 million, partially offset by a net loss of $21.4 million on a structured property and casualty policy incurred as a result of Hurricane Katrina, as discussed above, as well as losses incurred by the Company’s weather and energy risk management business.

     Net investment income related to the financial guaranty business increased by 71.3% in the nine months ended September 30, 2005 compared to the same period in 2004, due primarily to higher average invested assets resulting from net cash inflows from operations and a $125.0 million capital infusion during the fourth quarter of 2004. In addition, $6.4 million in investment income relates to the Company’s investment in Financial Security Assurance International Ltd (“FSAI”). Prior to October 1, 2004, the Company accounted for its investment in FSAI under the equity method and reported the associated results thereof in “Net income from financial and investment affiliates”. Effective October 1, 2004, the Company changed its accounting for its investment in FSAI from the equity method to FSAB 115. Accounting for Certain Investments in Debt and Equity Securities to conform to the requirements of EITF 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. Accordingly, beginning October 1, 2004 the only earnings recognized by the Company on its investment in FSAI are dividends that are reported in investment income.

      Net investment income related to structured products increased by 77.2% in the nine months ended September 30, 2005, as compared to the same period in the prior year as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $2.6 billion to $4.7 billion for the nine months ended September 30, 2004 and 2005, respectively.

      Interest expense on structured products relates to deposit liabilities associated with funding agreements, guaranteed investment contracts and certain structured property and casualty contracts. The increase in interest expense during the nine months ended September 30, 2005, as compared to the same period in 2004 related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances for the nine months ended September 30, 2005 partially off-set by reduced interest expense on certain structured property and casualty contracts resulting from a change in the timing of estimated future cash outflows from such contracts during the nine months ended September 30, 2005 as compared to the same period in 2004.

      Net income from financial and investment affiliates includes earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates, which are accounted for under the equity method. The decrease in such earnings for the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to a decrease in earnings from Primus, as well as the change in accounting related to the Company’s investment in FSAI to conform with the requirements of EITF 02-14 as discussed above. Primus specializes in providing credit risk protection through credit derivatives.

      Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, as well as results from the Company’s weather and energy derivative business and certain structured financial risk management products. Net results from derivatives increased 7.8% in the nine months ended September 30, 2005 as compared to the same period in the prior year. Net results for the nine month period ended September 30, 2005 were primarily comprised of an $18.6 million gain on the settlement of a structured financial risk management derivative product tied to a housing price index and net results of $15.2 million for the Company’s weather and energy business. Net results for the nine month period ended September 30, 2004 were primarily comprised of mark to market credit derivatives of $35.3 million.

Investment Activities

     The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized (losses) gains on investment derivative instruments.

(U.S. dollars in thousands)	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Net investment income — general operations	$565,712	$450,359	25.6%
Net income from investment affiliates — general operations	112,750	71,862	56.9%
Net realized gains on investments	203,949	181,115	12.6%
Net realized and unrealized (losses) gains on investment
derivative instruments — general operations	(20,805)	1,386	NM

* NM — Not Meaningful

     Net investment income related to general operations increased in the first nine months of 2005 as compared to the first nine months of 2004 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations. The market yield to maturity on the general account portion of the fixed income portfolio was 4.5% at September 30, 2005 as compared to 3.9% at September 30, 2004.

     Net income from investment affiliates increased in the first nine months of 2005 compared to the first nine months of 2004 due primarily to stronger results in alternative fund affiliates and a strong performance in private equity fund affiliates.

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

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(1)	(1)

General Account Asset/Liability portfolios
USD fixed income portfolio	1.6%	2.6%
Non USD fixed income portfolio	0.2%	3.8%

Structured and Spread Products portfolios
USD fixed income portfolio	3.0%	3.5%
Non USD fixed income portfolio	7.4%	4.7%

Risk Asset portfolios
Alternative portfolio (2)	5.7%	4.7%
Equity portfolio	8.9%	4.2%
High-Yield fixed income portfolio	2.5%	3.1%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the daily weighted average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.
(2)	Performance on the alternative portfolio reflects the nine months to August 31, 2005 and August 31, 2004, respectively.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

     Net realized gains on investments in the first nine months of 2005 included net realized gains of $243.7 million from sales of investments and net realized losses of approximately $39.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of these investments.

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

Other Revenues and Expenses

     The following table sets forth other revenues and expenses:

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2005	2004	% Change

Net income from operating affiliates	$46,030	$131,848	(65.1)%
Amortization of intangible assets	8,504	9,770	(13.0)%
Corporate operating expenses	139,491	129,934	7.4%
Interest expense	133,457	118,379	43.6%
Income tax expense	47,312	82,126	(42.4)%

     Net income from operating affiliates for the nine months ended September 30, 2005 decreased by 65.1% compared to the same period in 2004. This decrease related primarily to gains of $102.1 million on the sale of the Company’s investments in the Admiral Group and Pareto Partners recorded in 2004. This decrease was partially offset by increased earnings from fund manager affiliates in the first nine months of 2005.

     Corporate operating expenses in the nine months ended September 30, 2005 increased compared to the nine months ended September 30, 2004 due to legal expenses and certain compensation costs which were partially offset by the ongoing conscious efforts towards cost reduction across the Company and the higher costs related to the first year of compliance with the Sarbanes-Oxley Act in 2004.

     The increase in interest expense primarily reflected the increase in average outstanding debt for the nine months ended September 30, 2005, compared to the same period in 2004. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

     Income tax expense for the nine months ended September 30, 2005 decreased from the nine months ended September 30, 2004, due primarily to losses incurred in the Company’s U.S. operations as a result of hurricanes Katrina and Rita. A significant proportion of the loss reserve increases are captured in non-U.S. subsidiaries where no tax relief is available.

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

     At September 30, 2005 and December 31, 2004, total investments and cash and cash equivalents were $37.2 billion and $32.4 billion, respectively. The following table summarizes the composition of the Company’s invested assets:

(U.S. dollars in thousands)	(Unaudited)
	Market Value at		Market Value at
	September 30,	Percent of	December 31,	Percent of
	2005	Total	2004	Total

Cash and cash equivalents	$2,150,609	5.8%	$2,304,303	7.1%
Net payable for investments purchased	(182,929)	(0.5)%	(273,535)	(0.8)%
Fixed maturities	29,586,429	79.6%	25,100,194	77.4%
Short-term investments	1,997,587	5.4%	1,760,714	5.4%
Equity securities	845,501	2.3%	962,920	3.0%
Investments in affiliates	2,078,582	5.6%	1,936,852	6.0%
Other investments	310,879	0.8%	305,160	0.9%
Accrued investment income	370,379	1.0%	326,510	1.0%

Total investments and cash and cash equivalents	$37,157,037	100%	$32,423,118	100%

     The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At September 30, 2005 and December 31, 2004, the average credit quality of the Company’s total fixed income portfolio was “AA”. Approximately 55.6% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.9% was below investment grade or not rated.

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

     Unpaid losses and loss expenses relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $22.7 billion at September 30, 2005, and $19.8 billion at December 31, 2004. The increase related primarily to the unpaid reserves for the third quarter 2005 catastrophes.

     The table below represents a reconciliation of the Company’s unpaid losses and loss expenses:

(U.S. dollars in thousands)		(Unaudited)
		Nine Months Ended
		September 30, 2005

		Unpaid	Net unpaid
	Gross unpaid	losses and	losses
	Losses and loss	loss expenses	and loss
	expenses	recoverable	expenses

Balance as at December 31, 2004	$19,837,669	$6,971,356	$12,866,313
Losses and loss expenses incurred	7,141,801	2,122,464	5,019,337
Losses and loss expenses paid /recovered	3,721,802	1,206,018	2,515,784
Foreign exchange and other	(592,823)	(283,615)	(309,208)

Balance as at September 30, 2005	$22,664,845	$7,604,187	$15,060,658

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

     Unpaid losses and loss expenses recoverables were $7.6 billion at September 30, 2005 and $7.0 billion at December 31, 2004. The table below presents the Company’s net reinsurance recoverable:

(U.S. dollars in thousands)	(Unaudited)
	As at	As at
	September 30,	December 31,
	2005	2004

Reinsurance balances receivable	$1,047,736	$1,097,709
Reinsurance recoverable on future policy benefits	24,292	23,585
Unpaid losses and loss expenses recoverable	7,844,938	7,226,480
Bad debt reserve on unpaid losses and loss expenses
and reinsurance balances receivable	(280,904)	(280,679)

Net paid and unpaid losses and loss expenses recoverable and
reinsurance balances receivable	$8,636,062	$8,067,095

     Included in unpaid losses and loss expenses recoverable at September 30, 2005 is an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “Seller”) of $1.4 billion, related to certain contractual arrangements with the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. The Seller is currently rated “A-” by S&P. The Seller provides the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of incurred losses and premium balances relating to the acquired Winterthur International business (“Winterthur Business”). This protection is based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA includes an independent actuarial process for determining the net amount due to the Company from the Seller. In this process, each of the Company and the Seller submits its respective net reserves and seasoned premium amounts. The independent actuary develops its own value of the seasoned net reserves and seasoned premium amounts and the actual final seasoned amount would be, in each case, the submission that is closest to the number developed by the independent actuary.

     As the Company and the Seller were unable to come to an agreement, the Company submitted to the Seller notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and the Seller made submissions for the independent actuarial process. The independent actuary has commenced the evaluation process. Based on submissions and meetings to date, the Company continues to expect that the independent actuary’s final report will be issued in the fourth quarter of this year. The Company’s submissions would result in a net payable to the Company of approximately $1.4 billion in aggregate and the Seller’s submissions would result in a net payable to the Company of $541.0 million in aggregate. At the completion of the independent actuarial process, the Company will be entitled to a lump sum payment. During the three months ended September 30, 2005, minor adjustments have been made to the Company’s net recoverable from the Seller, which had no impact on net income.

     In addition, the Seller provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business, which were approximately $1.6 billion, in the aggregate, as of September 30, 2005. There are two levels of protection from the Seller for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount as described above, the Company has the right to repay up to the balances outstanding on this facility by assignment to the Seller of an equal amount of reinsurance receivables selected by the Company. The payable balance related to this facility is included within other liabilities on the Company’s balance sheet at September 30, 2005 and amounted to approximately $268 million at that date.

2.	Under two retrocession agreements the Company has reinsurance protection on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of September 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers, with one agreement providing a limit of $1.3 billion for insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for insurance written prior to December 31, 2000.

     Certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and the resolution of those discussions is also currently ongoing.

     The Company may record a loss in future periods if any or some of the following occur:

(i)	The submission of the Seller is closer to the valuation developed by the independent actuary in which case the Company may record a loss of approximately $900.0 million;

(ii)	There is deterioration of the net reserves and premium balances relating to the Winterthur Business from what was reported in the Company’s December 31, 2004 financial statements;

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

     New cash from operations was approximately $3.2 billion in the first nine months of 2005 compared with $3.1 billion in the same period in 2004. This increase was due primarily to the growth of the immediate annuity business.

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flow. Cash flow has not yet been negatively affected by the Q3 05 Cats as all losses are currently in unpaid loss reserves given the timing and size of the loss events. The Company has reviewed the anticipated cash flows from these events and believes it has sufficient liquidity to meet its obligations.

Capital Resources

     At September 30, 2005, the Company had total shareholders’ equity of $7.04 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

     The Company does not intend, subject to the terms and conditions of the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplements, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

     As at September 30, 2005, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $3.8 billion of which $2.7 billion in debt was outstanding. In addition, the Company had letters of credit facilities amounting to $5.4 billion of which $2.7 billion was utilized to provide of letters of credit in issue at September 30, 2005, 7.0% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

     The Company plans to raise capital in the fourth quarter of 2005. In the event that the Company does not prevail in the independent actuarial process with Winterthur Swiss Insurance Company, the result of which is expected in the fourth quarter of 2005, the amount of capital raised will be greater. The Company expects that this financing will have a significant equity component. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Key Focuses of Management.”

Debt

     The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at September 30, 2005:

				Payments Due By Period

Notes Payable And Debt			Year Of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

5 year and 3 year			2007
revolvers (1)	1,000,000	—	2010
3-year revolver	100,000	—	2008
7.15% Senior Notes
due 2005	100,000	100,000	2005	100,000
2.53% Senior Notes
due 2009 (2)	825,000	825,000	2009			825,000
6.58% Guaranteed Senior
Notes due 2011	255,000	255,000	2011				255,000
6.50% Guaranteed Senior
Notes due 2012 (3)	597,998	597,998	2012				600,000
5.25% Senior Notes
due 2014 (2)	594,164	594,164	2014				600,000
6.375% Senior Notes
due 2024 (2)	350,000	350,000	2024				350,000

Total debt	$3,822,162	$2,722,162		$100,000	$—	$825,000	$1,805,000

(1)	The syndicated revolving credit and letter of credit facilities created in June 2004 and 2005 consist of a $2.35 billion 5-year facility that expires in June 2010 and a $2.0 billion 3-year facility that expires in June 2007. The combined revolving credit sub-limit of these facilities is $1.0 billion. The 5 year facility includes a revolving-credit-only sub-limit of $100 million.
(2)	The 2.53% Senior Notes due 2009 are a component of the Equity Security Units issued in March 2004. In addition to the Senior Notes coupon of 2.53%, contract adjustment payments of 3.97% per annum are paid on forward purchase contracts for ordinary shares for a total distribution per annum on the Units of 6.50%. The forward purchase contracts will be settled on May 15, 2007 and the Senior Notes will mature on May 15, 2009.
(3)	“Commitment” and “In Use” data represent September 30, 2005, accreted values. “After 5 years” data represent ultimate redemption values.

     The total pre-tax interest expense on the borrowing described above was $112.3 million and $83.5 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

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

     The Company entered into a new bilateral revolving credit facility on August 3, 2005. The facility provides up to $100 million in revolving credit and was unutilized at September 30, 2005. The Company replaced a 364-day letter of credit facility on September 30, 2005, with a new 364-day $150 million credit facility that expires on September 29, 2006. This facility was unutilized at September 30, 2005. Another 364-day revolving credit and letter of credit facility expired on September 30, 2005 and was not replaced. This facility had provided up to $100 million of letters of credit and up to $60 million in revolving credit with aggregate credit available of $100 million.

     The following table presents the Company’s letter of credit facilities available, in use, and expiration dates as at September 30, 2005:

				Amount of Commitment
				Expiration Per Period
Other Commercial
Commitments			Year Of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in	Commitment	In Use	Expiry	1 Year	Years	Years	Years
thousands)

5 Letter of Credit
facilities	$1,149,963	$870,735	2006	$1,149,963	$—	$—	$—
1 Letter of Credit
facility	2,000,000	—	2007	—	2,000,000	—	—
1 Letter of Credit
facility	2,250,000	1,806,556	2010	—	—	2,250,000	—

7 Letter of Credit
facilities	$5,399,963	$2,677,291		$1,149,963	$2,000,000	$2,250,000	$—

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

     On December 10, 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B Preferred Shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment manager expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through trust securities.

     In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $111.9 million was transferred from “Additional paid in capital” to a deferred liability.

Ratings

     The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business may be adversely affected. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

     The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	AA-	(Watch Negative)
Fitch	AA-	(Stable)
A.M. Best	A+	(Under Review Negative)
Moody’s Investor Services	Aa2	(Watchlist Negative) (Members of the XL
America Pool, XL Re Ltd and XL Life
Insurance and Annuity Company are rated
Aa3.)

     On October 26, 2005, Fitch Ratings downgraded ratings of XL Capital Ltd and its property/casualty reinsurance subsidiaries by one notch to
“AA-” (Stable) from “AA” (Ratings Watch Negative). The following are the financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools at September 30, 2005:

Rating agency	Rating

Standard & Poor’s	AA-	(Watch Negative)
Fitch	AA	(Ratings Watch Negative)
A.M. Best	A+	(Under Review Negative)
Moody’s Investor Services	Aa2	(Watchlist Negative) (Members of the XL
America Pool, XL Re Ltd and XL Life
Insurance and Annuity Company are rated
Aa3.)

     The following are the current financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating

Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

     In addition, XL Capital Ltd, at the end of the quarter, had the following long term debt ratings: “a” (Under Review Negative) from A.M. Best, “A” (Watch Negative) from Standard and Poor’s, “A2” (Watchlist Negative) from Moody’s and “A” (Rating Watch Negative) from Fitch. On October 26, 2005, Fitch Ratings downgraded XL's long-term issuer rating to “A-” (Stable) from “A” (Ratings Watch Negative).

Other

     For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the nine months ended September 30, 2005, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any Form 10-K, other Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to the Q3 05 Cats; (iii) the Company’s ability to (a) enter into the contemplated quota share reinsurance treaty with respect to specified portions of the Company’s property catastrophe and retrocessional lines of business or (b) if entered into, realize the expected benefits of such treaty; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from the Winterthur Swiss Insurance Company (a) in connection with the independent actuarial process or (b) under other contractual arrangements; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting models, reserving or investment practices anticipate based on historical experience or industry data; (x) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (xi) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xii) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xiii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiv) availability of borrowings and letters of credit under the Company’s credit facilities; (xv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xvi) acceptance of the Company’s products and services, including new products and services; (xvii) changes in the availability, cost or quality of reinsurance; (xviii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xix) loss of key personnel; (xx) the effects of mergers, acquisitions and divestitures; (xxi) changes in rating agency policies or practices; (xxii) changes in accounting policies or practices or the application thereof; (xxiii) legislative or regulatory developments; (xxiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxv) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxvi) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

     The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the nine months ended September 30, 2005.

(U.S. dollars in thousands)	(Unaudited)
Nine Months
Ended September 30,
2005

Fair value of contracts outstanding, beginning of the period	$7,219
Net option premiums realized (1)	10,930
Reclassification of settled contracts to realized (2)	(3,947)
Other changes in fair value (3)	(6,973)

Fair value of contracts outstanding, end of period	$7,229

(1)	The Company received $11 million of premiums and realized $21.9 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $10.9 million.
(2)	The Company paid $3.9 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments.

     The change in the fair value of contracts outstanding at September 30, 2005 as compared to the beginning of the period, is primarily due to favorable weather development in the European weather portfolio and the impact on seasonal contracts that are at the end of their risk periods.

     The following table summarizes the maturity of contracts outstanding as of September 30, 2005:

(U.S. dollars in thousands)
(Unaudited)
	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	3-5 Years	5 Years	Fair Value

Prices actively quoted	$—	$ —	$ —	$—	$—
Prices based on models and other
valuation methods	7,043	509	(324)	—	7,228

Total fair value of contracts
outstanding	$7,043	$509	$(324)	$—	$7,228

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

     The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended September 30, 2005 were $91.7 million, $65.3 million and $115.1 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended September 30, 2004 were $177.8 million, $126.5 million and $232.4 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $40.0 million in any one season.

     For electricity generation outage insurance products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $25.0 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level, during the period ended September 30, 2005 were $24.5 million, $15.3 million, and $38.4 million, respectively. The corresponding amounts during the period ended September 30, 2004 were $4.2 million, $2.6 million, and $7.6 million, respectively.

Investment Market Risk

     The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollars and foreign currencies.

     Through the structure of the Company’s investment portfolio, the Company’s earnings and book value are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g., changes in the level, slope and curvature of the yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g., changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g., changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings and book value.

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

Investment Value-At-Risk

     The VaR of the Company’s total investment portfolio at September 30, 2005, based on a 95% confidence level with a one month holding period, was approximately $557.1 million as compared to $487.3 million as at December 31, 2004. The VaR of all investment related derivatives as at September 30, 2005 was approximately $21.0 million as compared to $15.1 million as at December 31, 2004. The Company’s investment portfolio VaR as at September 30, 2005 is not necessarily indicative of future VaR levels.

     To complement the VaR analysis which is based on normal market environments, the Company considers the potential impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they reflect current shareholders’ equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at September 30, 2005, the Company would expect to lose approximately 5.8% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.7% at December 31, 2004. Given the investment portfolio allocations as at September 30, 2005, the Company would expect to gain approximately 19.3% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.4% at December 31, 2004. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio and believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at September 30, 2005, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $33.6 billion as compared to approximately $28.9 billion as at December 31, 2004. As at September 30, 2005, the fixed income portfolio consisted of approximately 90.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 89.1% as at December 31, 2004.

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at September 30, 2005.

Total

AAA	55.6%
AA	11.8%
A	18.0%
BBB	11.7%
BB & BELOW	2.6%
NR	0.3%

Total	100.0%

     At September 30, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at September 30, 2005, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 11.1% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings	Fixed Income Portfolio (1)

HSBC Holdings plc	0.5%
General Electric Company	0.5%
HBOS plc	0.4%
Citigroup Inc	0.4%
Lloyds TSB Group plc	0.4%
Royal Bank of Scotland Group plc	0.4%
Banco Santander Central Hispano SA	0.4%
Wal-Mart Stores Inc.	0.3%
Bank of America Corporation	0.3%
Morgan Stanley	0.3%

(1)      Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at September 30, 2005 would decrease the fair value of the Company’s fixed income portfolio by approximately 4.6% or $1.5 billion as compared to approximately 4.4% or $1.3 billion as at December 31, 2004. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction, by the same amount and at the same time.

Equity Portfolio

     As at September 30, 2005, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $845.5 million as compared to $962.9 million as at December 31, 2004. As at September 30, 2005, the Company’s allocation to equity securities was approximately 2.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 3.0% as at December 31, 2004.

     As at September 30, 2005, approximately 54% of the equity portfolio was invested in U.S. companies as compared to approximately 60% as at December 31, 2004. As at September 30, 2005, the top ten equity holdings represented approximately 7.4% of the Company’s total equity portfolio as compared to approximately 8.0% as at December 31, 2004.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $84.6 million as at September 30, 2005 as compared to $96.3 million as at December 31, 2004.

Alternative Investment Portfolio

     The Company’s alternative investment portfolio (included in investments in affiliates or other investments) had approximately 85 separate fund investments at September 30, 2005 with a total portfolio of $1.8 billion representing approximately 4.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to December 31, 2004 where the Company had approximately 100 separate fund investments with a total portfolio of $1.7 billion representing approximately 5.2% of the total investment portfolio.

     As at September 30, 2005, the alternative investment style allocation was 43% in directional/tactical strategies, 31% in event-driven strategies, 22% in arbitrage strategies, and 4% in multi-strategy strategies. As at December 31, 2004, the alternative investment style allocation was 42% in directional/tactical strategies, 25% in event-driven strategies, 25% in arbitrage strategies, and 8% in multi-strategy strategies.

Private Investment Portfolio

     As at September 30, 2005, the Company’s exposure to private investments was approximately $196.9 million compared to $206.0 million as at December 31, 2004. As at September 30, 2005, the Company’s exposure to private investments comprised approximately 0.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2004.

Bond and Stock Index Futures Exposure

     As at September 30, 2005, bond and stock index futures outstanding had a net short position of $65.9 million as compared to a net long position of $1.3 billion as at December 31, 2004. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized losses or realized gains of $6.6 million as at September 30, 2005 and realized gains or realized losses of $129.5 million as at December 31, 2004, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

     The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at September 30, 2005 was $58.9 million as compared to $3.8 million as at December 31, 2004, with a net unrealized gain of $23.5 million as compared to a net unrealized loss of $11.8 million as at December 31, 2004.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Securities Laws”). The Amended Complaint alleges that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint, but provided leave for Plaintiffs to file a further amended complaint. Plaintiffs thereafter filed a proposed Second Amended Complaint which is substantially similar to the Amended Complaint. Defendants intend to seek dismissal of the Second Amended Complaint. There has been no discovery in the Malin Action. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

     On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants assert claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants seek $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. Arbitration hearings concluded on August 10, 2005, and post-hearing briefing is due to be completed on November 14, 2005. The AAA panel will have until March 14, 2006 to issue an award. Pursuant to rulings of the United States District Court for the Southern District of New York and the United States Court of Appeals for the Second Circuit in related litigation concerning the scope of the AAA arbitration, it is possible that the AAA panel may not resolve all issues between the Claimants and the Company, and that additional arbitration proceedings before an independent accounting firm may follow the issuance of the AAA award. The Company is vigorously defending the Claimants’ claims.

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

     From time to time, the Company has also received and responded to additional requests from Attorneys General and state insurance regulators for information relating to the Company’s contingent commission arrangements including brokers and agents and the Company’s insurance and reinsurance practices in connection with certain finite risk and loss mitigation insurance products. Similarly, the Company’s affiliates outside the United States have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices. The Company is fully cooperating with these regulators in these matters.

     On August 1, 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a Consolidated Amended Complaint, which named as new defendants in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, 19 named plaintiffs have asserted various claims, purportedly on behalf of a class of commercial insureds, against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, various state antitrust laws and the

Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery has commenced. Answers or motions to dismiss the Amended Complaint must be filed by November 29, 2005.

     The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

     Although not a litigation or arbitration, the Company has entered into a binding independent actuarial valuation process related to certain contractual agreements in the sale and purchase agreement, as amended (“SPA”), relating to the Company’s acquisition of Winterthur International in July 2001. This process is further described in Item 1, Note 12 to the Unaudited Consolidated Financial Statements and Item 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on submissions and meetings to date, the Company continues to expect that the independent actuary’s final report will be issued in the fourth quarter of this year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases by the Company during the three months ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

July 1-31, 2005	1,739	$74.41	—	$135.4 million
August 1-31, 2005	2,081	$74.43	—	$135.4 million
September 1-30, 2005	1,949	$74.43	—	$135.4 million

Total	5,769	$74.42	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or nine months ended September 30, 2005. As of September 30, 2005, the Company may repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 6. EXHIBITS

10.1	First Amendment to the Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2005.

10.2	Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99.1	XL Capital Assurance Inc. and Subsidiary condensed consolidated financial statements (unaudited) for the three and nine month periods ended September 30, 2005 and 2004.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and nine month periods ended September 30, 2005 and 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: November 9, 2005	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Date: November 9, 2005	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and
Chief Financial Officer