Form 10-K
period 2005-12-31
XL CAPITAL LTD
filed 2006-03-07
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

XL House, One Bermudiana Road	(441) 292-8515
Hamilton, Bermuda HM 11	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series A 8.00% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series B 7.625% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
6.50% Equity Security Units	New York Stock Exchange, Inc.
7.00% Equity Security Units	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X|  No |  |

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |  |  No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |  |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X|     Accelerated filer |  |     Non-accelerated filer |  |

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  |  No |X|

     The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on February 27, 2006 was approximately $12.1 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on that date. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of February 28, 2006, there were outstanding 179,559,424 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

     The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 28, 2006 is incorporated by reference into Part III of this Form 10-K.

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

     On July 25, 2001, the Company acquired certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American-based large corporate insurance business globally. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company.

     Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. On September 3, 2003, the Company exercised its option to buy the remaining 33% from MMA for approximately $161 million in cash and changed the name of Le Mans Ré to XL Re Europe. XL Re Europe underwrites a worldwide portfolio comprising most classes of property and casualty reinsurance business, together with a select portfolio of life reinsurance business. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 5 to the Consolidated Financial Statements.

Segments

     The Company operates through three business segments: Insurance, Reinsurance and Financial Products and Services. These business segments were determined in accordance with Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). General, life and annuity and financial operations are disclosed separately within each segment.

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

  Political risk insurance business units now report to executive management of the Financial Products and Services segment and, as such, future earnings from this business are no longer reported in the Insurance segment but included with financial operations.

  All operations of business units within the Financial Products and Services segment, including guaranteed investment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

  All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities. Management believes this change better reflects the nature of spread focused business.

     The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2005, 2004 and 2003. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 3 to the Consolidated Financial Statements.

	2005		2004		2003
	Gross		Gross		Gross
Year ended December 31	Premiums	Percentage	Premiums	Percentage	Premiums
(U.S. dollars in thousands)	Written	Change	Written	Change	Written

Insurance – General	$5,785,750	(2.3)%	$5,924,951	14.1%	$5,193,287
Reinsurance – General	3,411,087	(1.3)%	3,456,511	0.4%	3,443,405
Reinsurance – Life and Annuity	2,274,520	62.8%	1,397,516	90.5%	733,649
Financial Products & Services	378,140	9.5%	345,235	(4.2)%	360,509

	$11,849,497	6.5%	$11,124,213	14.3%	$9,730,850

Insurance Operations

     General

     The Company provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and are divided into two categories: risk management products and specialty lines products.

     Risk management products comprise global property and casualty insurance programs for large multinational companies and institutions and include umbrella liability, product recall, U.S. workers’ compensation, property catastrophe and primary master property and liability coverages. Risk management products generally provide large capacity on a primary, quota share or excess of loss basis. Risk management products are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, casualty business written is generally long-tail, umbrella and high layer excess business, meaning that the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Primary casualty programs (including workers’ compensation) generally require customers to take large deductibles or self-insured retentions. Outside of North America, casualty business is also written on a primary basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written is short-tail by nature and written on both a primary and excess of loss basis. Property business written includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Specialty lines products include professional liability insurance, environmental liability insurance, aviation and satellite insurance, marine and offshore energy insurance, equine, and other insurance coverages including program business.

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

     Marine and offshore energy and equine insurance are also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Equine products specialize in providing bloodstock, livestock and fish farm insurance.

     The Company exited the surety business in mid-2005. Prior to that time, business was written on a broad range of surety products and services throughout North America, with a focus on contract, commercial and international trade surety bonds, targeting all segments of the construction marketplace. Surety products included bid, performance, payment, maintenance and supply bonds, commercial surety bonds, U.S. customs and international trade surety bonds, license bonds, permit bonds, court bonds, public official bonds and other miscellaneous bonds.

     The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty, intellectual property and trademark infringement, small commercial property catastrophe and other property and casualty coverage.

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

     U.S. Terrorism

     The U.S. Terrorism Risk Insurance Act of 2002, as amended, (“TRIA”) became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George Bush signed a bill extending TRIA for two more years, continuing the program through 2007. TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e., those arising from international, not domestic acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified in TRIA, for each year this program is in effect, the Company is eligible for reimbursement by the Federal Government for up to 90% of its covered terrorism-related losses arising from a certified terrorist attack in 2005 and 2006, and up to 85% of such losses in 2007. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis (with the government absorbing 90%, 90% and 85% of the loss and the applicable insurance company absorbing the remaining 10%, 10% and 15% in 2005, 2006 and 2007, respectively). Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year. Once this $100 billion loss threshold has been reached for any program year, any insurer covered under TRIA that has met its deductible will not be responsible for any further loss payments in that program year.

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

     Non-U.S. Terrorism

     The Company provides coverage for terrorism under casualty policies on a case-by-case basis, except with respect to workers’ compensation policies on which no terrorism exclusion of any type is permitted. However, the Company generally does not provide significant limits of coverage for terrorism under first party property policies outside of the U.S. unless required to do so by local law, or as required to comply with any national terrorism risk pool which may be available. Various countries have enacted legislation to provide insurance coverage for terrorism occurring within their borders, to protect registered property, and to protect citizens traveling abroad. The legislation typically requires registered direct insurers to provide terrorism coverage for specified coverage lines and then permits them to cede the risk to a national risk pool. The Company has subsidiaries that participate in terrorism risk pools in various jurisdictions, including Australia, France, Spain, The Netherlands and the United Kingdom.

     Underwriting

     The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company’s underwriting guidelines. Most of the Company’s insurance operations have underwriting guidelines that are industry-specific. The Company seeks to control its exposure on an individual insurance contract through terms and conditions, policy limits and sublimits, attachment points, and facultative and treaty reinsurance arrangements on certain types of risks.

     The Company’s underwriters generally evaluate each industry category and subgroups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured’s perceived risk relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. The Company’s rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations, including the industry group in which the insured operates, exposures to loss, natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of the Company’s underwriters to the type of business being written.

     Underwriting and loss experience is reviewed regularly for, among other things, loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

     As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable (but not prior to January 1, 1986), and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake zones, where the Company seeks to limit its liability in these areas.

     Reinsurance Ceded

     In certain cases, the risks assumed by the Company in the insurance segment are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured.

     The Company uses reinsurance to support the underwriting and retention guidelines of each of its subsidiaries as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure on a portfolio of policies issued by groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Premiums

     Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

     The following table is an analysis of the insurance segment’s gross premiums written, net premiums written and net premiums earned from general operations, by line of business for the year ended December 31, 2005:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$1,630,090	$1,520,642	$1,451,183
Casualty insurance	1,678,900	1,139,402	1,081,994
Property catastrophe	157,492	69,120	57,027
Other property	907,568	594,433	557,080
Marine, energy, aviation and satellite	1,018,223	741,050	739,841
Accident and health	1,266	1,649	1,692
Other (1)	392,211	181,809	213,880

Total	$5,785,750	$4,248,105	$4,102,697

(1)      Other includes political risk, surety, bonding, warranty and other lines.

     Additional discussion and financial information about the Company’s insurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

     Competition

     The Company competes globally in the property and casualty insurance markets. Its competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); American International Group, Inc. (“AIG”); Factory Mutual Global (“FMG”) for Property only; Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (“Munich Re”); Swiss Reinsurance Company (“Swiss Re”); The Chubb Corporation (“Chubb”); St. Paul/Travelers; and Zurich Financial Services Group (“Zurich”).

     The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

     North America – AIG, ACE, Chubb, FMG, Zurich, St. Paul/Travelers, CNA Financial Corporation, Hartford, Factory Mutual Insurance Company, Liberty Mutual Group and Lloyd’s.

     Europe – Allianz Aktiengesellschaft, AIG, FMG, Zurich, AXA, Munich Re, ACE, Lloyd’s, Swiss Re and Allgemeine Versicherungs-AG.

     Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Max Re Ltd., Endurance Specialty Insurance Ltd (“Endurance”), Arch Capital Group Ltd and Starr Excess Liability Insurance Co Ltd.

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

     Marketing and Distribution

     Clients (insureds) are referred to the Company through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, the Company has also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business. In general, the Company has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 18(a) to the Consolidated Financial Statements for information on the Company’s major brokers.

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

     Certain of the Company’s product lines have arrangements with third party administrators (“TPAs”) to provide claims handling services to the Company in respect of such product lines. These agreements set forth the duties of the TPA, limits of authority and various procedures that are required. These arrangements are also subject to audit review by the Company’s claim departments.

Reinsurance Operations

     General

     The Company provides casualty, property, property catastrophe, marine, aviation, accident and health, and other specialty reinsurance and life and annuity products on a global basis with business being written on both a proportional and non-proportional basis. Business written on a non-proportional basis generally provides for an indemnification by the Company of the ceding company for a portion of the losses on policies in excess of a specified loss amount. For business written on a proportional or “quota share” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of the incurred losses. The ceding company receives a commission based upon premiums ceded and may also, under certain circumstances, receive a profit commission. Reinsurance may be written on a treaty or facultative basis.

     The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice, and environmental liability. Casualty lines are written as treaties or programs on both a proportional and a non-proportional basis as well as individual risk business written on a facultative basis. The treaty business includes clash programs which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss. The treaty business is mainly written using reinsurance intermediaries while the individual risk business is generally sold directly to the ceding companies.

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

     The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological and chemical, has also been excluded in many territories and classes. The Company’s predominant exposure under such coverage is to property damage.

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

     The Company also writes property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. The Company’s property proportional account includes reinsurance of direct property insurance. The Company seeks to limit the catastrophe exposure from its proportional and per risk excess business through extensive use of occurrence and cession limits.

     Other specialty reinsurance products include energy, fidelity, trade credit and political risk.

     The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., in addition to nuclear, biological and chemical (“NBC”) acts, the Company generally excludes coverage included under TRIA from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBC, or a similar clause that excludes terrorism completely. There are a limited number of classes underwritten where no terrorism exclusion exists.

     The Company’s accident and health products include accidental death, medical, hospital indemnity and income protection coverage.

     The Company underwrites a small portfolio of contracts covering political risk and trade credit. Exposure is assumed from a limited number of trade credit contracts and through Lloyd’s quota shares. In addition, there are runoff exposures from discontinued writings in the Company’s marine portfolio.

     Life and Annuity

     The Company’s reinsurance segment also currently includes life reinsurance primarily in respect of European lives, and is developing a U.S. platform. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. The majority of the business written is on a proportional basis. The Company has also written a few large contracts comprising portfolios of closed blocks of U.K. and European annuities. In relation to certain of these contracts, the Company receives cash and investment assets at the inception of the contract relating to future policy benefit reserves assumed. These contracts are long-term in nature where the expected claims payout period can span thirty to forty years.

     Underwriting

     Underwriting risks for the general and life and annuity reinsurance business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedent’s underwriting and claims experience, the cedent’s financial condition and claims paying rating, the exposure and/or experience with the cedent, and the line of business to be reinsured.

     Other factors assessed by the Company include the reputation of the proposed cedent, the geographic area in which the cedent does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedent where available and for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages. On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedent’s underwriting operations, with particular emphasis on proportional and working excess of loss placements.

     For property catastrophe reinsurance business, the Company’s underwriting guidelines generally limit the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes that it has defined geographic and peril zones such that a single occurrence, for example an earthquake or hurricane, should not affect more than one peril zone. While the exposure to multiple zones is considered remote for events such as a hurricane, the Company does manage its aggregate exposures for such a scenario where the Company considers it appropriate to do so. The definition of the Company’s peril zones is subject to periodic review. The Company also generally seeks an attachment point for its property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the proportional business through extensive use of occurrence and cession limits.

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

     A full review of the Company’s property catastrophe exposures was completed in the spring of 2004 to optimize the economics against the management of such risks. A traditional program incepting between May and July 2004 and renewing annually was put in place to cover these exposures. These covers give protection in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. The program was renewed with June and July 2005 inception dates providing similar amounts of total coverage and an additional structure was purchased with restricted territorial scope with an August 2005 inception date.

     A new reinsurance program was purchased incepting at January 2005 to provide additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

     The Company’s casualty reinsurance program includes cover for multiple claims arising from three or more risks from a single occurrence or event. This layer was renewed in October 2004 and again in October 2005 with limits of $25 million excess of $20 million and covers all business written out of the Company’s London and Sydney branches as well as XL Re Europe.

     The Company also buys specific reinsurance on its property and aviation portfolios to manage its net exposures in these classes.

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements for further information.

     Premiums

     The following table is an analysis of the reinsurance segment’s gross premiums written, net premiums written and net premiums earned from general and life and annuity operations, by line of business for the year ended December 31, 2005:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$346,758	$343,562	$356,937
Casualty	861,113	810,971	858,651
Property catastrophe	481,765	309,293	302,291
Other property	1,008,333	724,837	701,459
Marine, energy, aviation and satellite	241,045	192,445	194,646
Accident and health	23,919	24,293	31,399
Other (1)	448,154	370,605	325,558

Total general operations	3,411,087	2,776,006	2,770,941
Life and annuity operations	2,274,520	2,236,903	2,237,721

Total	$5,685,607	$5,012,909	$5,008,662

(1)      Other includes political risk, surety, bonding, warranty and other lines.

     Additional discussion and financial information about the reinsurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

     Competition

     The Company competes globally in the property and casualty markets. Its competitors include the following companies and their affiliates: ACE Tempest Reinsurance, Ltd (“Tempest”); Lloyd’s; Munich Re; St. Paul/Travelers; Swiss Re; PartnerRe Ltd; ERC; Transatlantic Reinsurance Company (“Transatlantic Re”); and Everest Re.

     The Company’s major geographical markets for its property and casualty general reinsurance operations are North America, Europe and Bermuda. The main competitors in each of these markets include the following:

North America – General Re Corporation, American Re Corporation, Swiss Re America Corporation, Transatlantic Re, Everest Re Group Ltd, GE Reinsurance Corp., Endurance, and PartnerRe Ltd.

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

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

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

     Claims Administration

     Claims management for the reinsurance operations includes the receipt of loss notifications, review and approval of claims through a claims approval process, establishment of loss reserves and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies with additional case reserves being established when deemed appropriate. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies, particularly in the U.S. and U.K.

Financial Products and Services Operations

     General

     Financial Products and Services provides (i) credit protection through the issuance of financial guaranty insurance policies and credit default swaps, as well as the reinsurance thereof, (ii) a wide range of structured financial and alternative risk transfer products, (iii) guaranteed investment contracts and funding agreements, (iv) political risk insurance and (v) weather and energy risk management products. Many of the products offered by the Financial Products and Services segment are unique and tailored to the specific needs of the insured or user.

     Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts which offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance. The Company’s underwriting policies restrict the provision of credit protection to obligations or referenced securities that it determines would be of investment-grade quality without the benefit of credit enhancement provided by the Company through the issuance of its insurance policies and credit default swaps. The Company classifies the financial guaranty policies underwritten in four broad categories: asset-backed structured finance, public finance obligations, essential infrastructure project finance transactions and future flow obligations. Each category contains risks and structures that are unique to the underlying obligation. Asset-backed obligations insured or reinsured by the Company are generally issued in structured transactions backed by pools of assets of specified types, such as residential mortgages, auto loans and other consumer receivables, equipment leases and corporate debt obligations, having an ascertainable cash flow or market value. Public finance obligations insured or reinsured consist mainly of general or special obligations of state and local governments, supported by the issuer’s ability to charge taxes or fees for specified services or projects. Essential infrastructure project finance obligations underwritten by the Company include projects such as bridges, toll roads, airports and power plants. Future flow obligations are backed by receivables from the future sales of commodities or the processing of payments received by financial institutions.

     Structured financial and alternative risk transfer products cover complex financial risks, including property, casualty, mortality insurance and reinsurance and business enterprise risk management products. Refer to XL Financial Solutions below.

     Guaranteed investment contracts are customized financial products that offer a guaranteed investment return to the purchaser, generally a municipal entity that raises funds for a particular project and invests such funds pending their drawdown to complete the project. Funding agreements are investment contracts sold to institutional investors. The Company sells funding agreements either directly to qualified institutional buyers or to special purpose entities which, in turn, issue medium term notes to fixed income investors. Municipal investment contracts and funding agreements provide users guaranteed rates of interest on amounts deposited with the Company. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of its estimated ultimate liability on such agreements.

     Political risk insurance generally covers risks arising from expropriation, currency inconvertibility, contract frustration, non-payment and war on land or political violence (including terrorism) in developing regions of the world. Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in connection with investments and contracts in emerging market countries. Through December 31, 2005, the majority of such insurance has been written through a managing general agent, Sovereign Risk Insurance Ltd. (“Sovereign”), in which the Company is a joint venture partner. On January 23, 2006, the Company announced that it would be selling its interest in Sovereign and no longer writing the business produced by it effective February 1, 2006. This transaction is subject to execution of final documentation and regulatory approvals. The in force business written by the Company through January 31, 2006 will be run-off by the Company. The Company’s own political risk underwriting team will continue to underwrite such business subsequent to February 1, 2006.

     The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, manage their financial exposure to variations in underlying weather conditions and related energy markets. Weather risk management contracts generally average one season (five months) in duration. The Company uses the capital markets to hedge portions of the risks it has underwritten. The Company continued to grow its contingent power generator outage insurance business. The outage insurance product protects utilities so that in the event of a generator failure, the cost of purchasing replacement electricity above a previously established strike price in the power markets is covered. The Company utilizes markets in electricity, but does not actively trade weather or energy derivatives.

     Underwriting

     The Company has underwriting guidelines for the various products and asset classes comprising its credit enhancement business, which include single and aggregate risk limitations on specified exposures. A credit committee provides final underwriting approval. The Company’s underwriting policy is to credit enhance obligations and exposures that would otherwise be rated in lower investment grade categories. The Company’s other activities may occasionally structure and underwrite non-investment grade risks.

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

     With respect to the guaranteed investment contract business, the Company underwrites the cash flow risks associated with each contract and continually monitors each contract’s performance. The Company utilizes underwriting guidelines to assess risks and internal cash flow and asset liability models to price each contract. The Company focuses on reinvestment opportunities associated with municipal bond issuers.

     Reinsurance Ceded

     Similar to the Company as a whole, the financial products and services operations utilize outwards reinsurance for single risk and portfolio management purposes. The Company has retroceded risks on a facultative basis to third party reinsurers to provide greater flexibility to manage large single risks and reduce concentrations in specific bond sectors or geographic regions. For the weather and energy risk management business, the Company more often uses derivatives rather than reinsurance to hedge or mitigate its primary exposure, but will use reinsurance as well, if deemed appropriate. For the political risk and structured and alternative risk management businesses, the Company has retroceded certain risks on a facultative basis to reduce overall exposure to large market events.

     Premiums

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

	Year ended December 31

(U.S. dollars in thousands)	2005	2004	2003

Financial Guaranty	$173,133	$183,422	$154,133
Political Risk	25,906	27,938	28,886
Other (1)	55,097	17,538	12,325

	254,136	228,898	195,344

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

     Competition

     The principal competitors in the municipal and asset-backed insured markets include other triple-A rated and, to a lesser extent, double-A rated monoline financial guarantors and multiline insurance companies and banks. The principal triple-A monoline insurers include MBIA Inc. (“MBIA”), Ambac Financial Group, Inc. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”) and Financial Security Assurance Holdings Ltd (“FSA”). There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing senior and subordinated tranches of debt that effectively substitute for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such alternatives effectively constitute a form of competition for financial guaranty insurance companies.

     With respect to the structured and alternative risk management business, competition is encountered from a broad range of multiline reinsurers. Other political risk reinsurers include AIG, Zurich, Chubb and ACE.

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

     With respect to the Company’s guaranteed investment contract business, competitors include financial institutions in the banking, investment banking, life insurance and financial guaranty industries. These include Aegon, AIG, Bayerische Landesbank (“BLB”), Caisse des Depots et Consignations, FSA and MBIA.

     Marketing and Distribution

     Marketing of the Company’s financial guaranty business is targeted based on the type and stage of completion of the transaction. Targeted parties include investment bankers, issuers of and investors in credit-enhanced transactions and concessionaires in certain transactions. Other financial guaranty insurers or reinsurers or other counterpar-ties may also be a source of new business, particularly with respect to reinsurance.

     With respect to the Company’s weather and energy risk management business, new clients are acquired through direct marketing but may also be referred through a number of brokers who receive a fee that is based on the size of the transaction. The Company’s main clients are in the energy and financial services sector.

     Structured and alternative risk management business is principally originated through specialist intermediaries. Clients are the risk managers for corporations as well as the outwards reinsurance teams for a range of geographically diverse insurers. Origination for the political risk book is also primarily through specialist brokers while the client base is financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies.

     The guaranteed investment contract business is mainly originated through specialized brokers. Funding agreements are typically sold through and distributed by investment banks.

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

     The majority of the claims management of the political risk business has been handled by Sovereign, with the balance administered internally using the same guidelines as detailed within the Insurance segment operations.

     Claims administration and notification for structured and alternative risk business is principally handled by third party administrators, and claims are settled following a review of the claim detail and verification of its validity.

     XL Financial Solutions

     Structured financial and alternative risk transfer products are structured and managed through the Company’s financial solutions operations (“XLFS”). XLFS structures a wide range of structured financial products and alternative risk transfer transactions, including property and casualty insurance and reinsurance, asset backed securitizations and market risk management transactions. Most transactions originated through XLFS have multi-year exposures, with many transactions having durations in excess of ten years.

Geographic Areas

     See Item 8, Notes 3 and 24 to the Consolidated Financial Statements.

Risk Management

     The Company seeks to manage all of its risks on an enterprise wide basis. The Company’s senior management takes an active role in the enterprise risk management process and has developed and implemented policies and procedures that require specific administrative and business functions to assist in the identification, assessment and management of all current and emerging risks pertaining to the Company’s activities including market, credit, underwriting, operational and legal risks. The Company has a Risk Management Committee which in conjunction with the Executive Management Board, acts to ensure major risks are being managed with an “enterprise wide” perspective. Due to the changing nature of the risk landscape and global marketplace, the Company’s risk management policies, procedures and methodologies are constantly evolving and are subject to ongoing review and modification. Senior management provides regular updates on major risk exposures to the Finance and Audit Committee’s of the Board of Directors. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

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

     The tables below present the development of unpaid losses and loss expense reserves related to the Company’s general and financial operations on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Consolidated Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

ESTIMATED LIABILITY FOR UNPAID
LOSSES AND LOSS EXPENSES,
NET OF REINSURANCE RECOVERABLES	$2,899	$3,166	$3,609	$4,303	$4,537	$4,207	$7,004	$8,313	$10,721	$12,875	$17,355
LIABILITY RE-ESTIMATED AS OF:
One year later	2,885	2,843	3,354	4,016	4,142	4,382	7,404	9,250	10,989	13,989
Two years later	2,546	2,704	3,038	3,564	4,085	4,345	8,423	9,717	12,032
Three years later	2,445	2,407	2,737	3,580	4,120	5,118	8,653	10,723
Four years later	2,214	2,227	2,658	3,461	4,624	5,294	9,727
Five years later	2,050	2,144	2,505	3,742	4,747	5,435
Six years later	2,010	2,026	2,663	3,774	4,858
Seven years later	1,915	2,115	2,704	3,872
Eight years later	1,983	2,146	2,793
Nine years later	1,981	2,198
Ten years later	2,020
CUMULATIVE REDUNDANCY
(DEFICIENCY) (1)	879	968	816	431	(321)	(1,228)	(2,723)	(2,410)	(1,311)	(1,114)
CUMULATIVE PAID LOSSES, NET OF
REINSURANCE RECOVERIES, AS OF:
One year later	$445	$234	$458	$812	$1,252	$1,184	$2,011	$2,521	$1,985	$2,008
Two years later	667	576	932	1,594	1,828	1,920	3,984	3,800	2,867
Three years later	934	932	1,404	1,928	2,306	2,683	4,703	4,163
Four years later	1,143	1,235	1,525	2,249	2,824	3,038	4,641
Five years later	1,356	1,313	1,732	2,555	3,035	3,290
Six years later	1,408	1,466	1,903	2,741	2,807
Seven years later	1,485	1,603	2,085	2,856
Eight years later	1,601	1,749	2,187
Nine years later	1,674	1,826
Ten years later	1,716

(1) See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Consolidated Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

ESTIMATED GROSS LIABILITY FOR UNPAID
LOSSES AND LOSS EXPENSES	$3,238	$3,623	$3,972	$4,897	$5,369	$5,668	$11,807	$13,333	$16,763	$19,838	$23,768
LIABILITY RE-ESTIMATED AS OF:
One year later	3,244	3,221	3,763	4,735	5,266	6,118	12,352	15,204	18,399	20,209
Two years later	2,872	3,164	3,496	4,352	5,147	6,105	14,003	16,994	18,730
Three years later	2,793	2,902	3,243	4,316	5,176	6,909	15,377	17,210
Four years later	2,572	2,753	3,139	4,232	5,663	7,086	15,441
Five years later	2,415	2,663	2,979	4,508	5,798	7,240
Six years later	2,379	2,564	3,132	4,568	5,890
Seven years later	2,327	2,650	3,181	4,658
Eight years later	2,393	2,673	3,266
Nine years later	2,379	2,714
Ten years later	2,397
CUMULATIVE REDUNDANCY
(DEFICIENCY)	841	909	706	239	(521)	(1,572)	(3,634)	(3,877)	(1,967)	(371)

     The following table presents an analysis of paid, unpaid and incurred losses and loss expenses for the Company’s general and financial operations and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2005	2004	2003

Unpaid losses and loss expenses at beginning of year	$19,837,669	$16,763,124	$13,332,502
Unpaid losses and loss expenses recoverable	(6,962,131)	(6,042,505)	(5,019,311)

Net unpaid losses and loss expenses at beginning of year	12,875,538	10,720,619	8,313,191
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,351,281	4,643,894	3,759,142
Prior years	1,113,720	267,594	937,285

Total net incurred losses and loss expenses	7,465,001	4,911,488	4,696,427
Exchange rate effects	(375,749)	309,768	394,121
Net loss reserves acquired	–	–	199,164
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	602,153	1,081,547	360,767
Prior years	2,007,613	1,984,790	2,521,517

Total net paid losses	2,609,766	3,066,337	2,882,284
Net unpaid losses and loss expenses at end of year	17,355,024	12,875,538	10,720,619
Unpaid losses and loss expenses recoverable	6,412,648	6,962,131	6,042,505

Unpaid losses and loss expenses at end of year	$23,767,672	$19,837,669	$16,763,124

     The Company’s net unpaid losses and losses expense reserves broken down by operating segment at December 31, 2005 and 2004 was as follows:

(U.S. dollars in millions)	December 31, 2005	December 31, 2004

Insurance	$9,860	$6,975
Reinsurance	7,212	5,695
Financial products and services	283	205

Net unpaid loss and loss expense reserves	$17,355	$12,875

Current year net losses incurred

     Current year net losses incurred in 2005 increased from 2004 due primarily to the impact of Hurricanes Katrina, Rita and Wilma being greater than that of the 2004 Atlantic hurricanes. There was a relatively low level of catastrophic events affecting the Company in 2003.

     Collectively, Hurricanes Katrina, Rita, Wilma and other smaller natural catastrophes in the third and fourth quarters of 2005 have had a substantial impact on the results of the Company for the year ended December 31, 2005. The Company has estimated losses incurred, net of reinsurance recoveries, of $1.27 billion, $357.9 million, $247.1 and $96.0 million related to Hurricane Katrina, Rita, Wilma, and the combined impact of the other catastrophes, respectively, based on preliminary reports and estimates to loss and damage.

     The 2004 Atlantic hurricane season resulted in four insured hurricane losses aggregating to what was at the time the largest seasonal loss in history and had a substantial impact on the results of the Company for that year. For the four hurricane losses, the Company incurred in 2004 net losses of $516.6 million, net of reinsurance recoverables.

Prior year net losses incurred

     The following tables present the development of the Company’s gross and net, losses and loss expense reserves for its general and financial operations. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the beginning of the year	$19,838	$16,763	$13,333
Net adverse development of those reserves during the year	371	1,636	1,871

Unpaid losses and loss expense reserves re-estimated one year later	$20,209	$18,399	$15,204

Net
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the beginning of the year	$12,875	$10,721	$8,313
Net adverse development of those reserves during the year	1,114	268	937

Unpaid losses and loss expense reserves re-estimated one year later	$13,989	$10,989	$9,250

     As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In particular, gross adverse development in 2004 related primarily to the acquired Winterthur International insurance operations (the “Winterthur Business”), which was reinsured through the post closing protection referred to below.

     The following table presents the net adverse (favorable) prior years loss development of the Company’s loss and loss expense reserves for its general and financial operations by each operating segment for each of the years indicated:

(U.S. dollars in millions)	2005	2004	2003

Insurance Segment	$1,020	$292	$153
Reinsurance Segment	94	(24)	799
Financial Products and Services Segment	–	–	(15)

Total	$1,114	$268	$937

     Prior years net adverse development in 2005 was impacted by the unfavorable conclusion of the independent actuarial process with Winterthur Swiss Insurance Company, as $834.2 million of reinsurance recoverables related to post closing protection on the acquired Winterthur Business were rendered uncollectible. In addition the Company incurred higher than expected development relating to U.S. casualty and professional reinsurance businesses of $267.0 million and excess professional liability insurance lines of business of $259.5 million. Partially offsetting this adverse development were releases of $211.6 million in reinsurance and insurance property lines of business globally and to a lesser degree casualty insurance business written on the Company’s European Global Risk platform.

     Prior years net adverse development in 2004, related primarily to increases in reported insurance case reserves for excess professional liability, excess casualty and specialty lines.

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 9 to the Consolidated Financial Statements for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves acquired

There were no net loss reserves acquired in 2005 or 2004.

     Net loss reserves acquired in 2003 of $199.2 million included $85.2 million related to the Company’s Lloyd’s operation in connection with the closure of the Lloyd’s 2000 underwriting year where reserves and cash were transferred to the Company’s Lloyd’s Syndicates. The Company did not provide 100% of the Syndicate capacity for the 2000 underwriting year. In addition, $114.0 million related to the settlement of the purchase price in December 2003 for the acquisition of certain Winterthur International insurance operations. In connection with the settlement, the Company updated the fair value of the net assets acquired as of this date and reduced the estimated amount of unpaid losses recoverable from the Winterthur Swiss Insurance Company (“WSIC”) under the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and WSIC. For further information see Item 8, Note 5(b) to the Consolidated Financial Statements.

Exchange rate effects

     Exchange rate effects on net loss reserves in each of the three years ended December 31, 2005 related to the global operations of the Company where several operations have a functional currency that is not the U.S. dollar. The increase in the value of the U.S. dollar in 2005 and the reduction in the value of the U.S. dollar during the two preceding years mainly compared to the Swiss franc, U.K. sterling and the Euro has given rise to translation and revaluation exchange movements of $(375.7) million, $309.8 million and $394.1 million in 2005, 2004 and 2003, respectively.

Net paid losses

     Total net paid losses were $2.6 billion in 2005 and $3.1 billion and $2.9 billion in 2004 and 2003, respectively. For 2005, the decrease in net paid losses over 2004 relates primarily to the recovery from Winterthur Swiss Insurance Company upon conclusion of the independent actuarial process, partially offset by payments for catastrophes in both 2004 and 2005. The increase in net paid losses in 2004 relates to both the increase in business over the last several years and the payments associated with the 2004 Atlantic hurricane losses. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other loss related information

     The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2005 and 2004, the reserve for potential non-recoveries from reinsurers was $234.3 million and $280.7 million, respectively.

     Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2004: 5%). The Company decreased the interest rate in 2003 from 7% to 5%. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2005 and 2004 were $716.7 million and $578.6 million, respectively. The related discounted unpaid losses and loss expenses were $322.2 million and $290.0 million as of December 31, 2005 and 2004, respectively.

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

     The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and build book value for the Company over the longer term. The strategy strives to maximize investment returns while taking into account market and credit risk. Market risk is due to interest rate variability and exposure to foreign denominated currencies, which the Company seeks to manage through asset/liability management, and due to the allocation to risk assets, including global equity securities, which the Company seeks to manage through diversification. Credit risk arises from investments in fixed income securities and is managed with aggregate and portfolio limits.

     The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2005 and 2004, total investments, cash and cash equivalents and accrued investment income, less net payable for investments purchased, was $41.6 billion and $32.4 billion, respectively.

     Functionally, the Company’s investment portfolio is divided into four principal components. The largest component is the general account asset/liability portfolio supporting property and casualty and financial guaranty liabilities, which was approximately $23.7 billion and $18.4 billion at December 31, 2005 and 2004, respectively. The key focus for this component is asset and liability management and it is used to provide liquidity to settle claims arising from the Company’s general and financial operations. The asset/liability portfolio is made up entirely of investment grade fixed income securities.

     The second component of the investment portfolio is the structured and spread product portfolio, which was approximately $13.7 billion and $9.7 billion at December 31, 2005 and 2004, respectively. This portfolio consists of highly structured actively managed investment portfolios that support specific insurance and reinsurance transactions, e.g., deposit liability and future policy benefit reserves. Many of these transactions have underlying liabilities that pay out over many years. As a result, asset and liability management is also a key focus for this portfolio.

     The third component of the investment portfolio is the risk asset portfolio, which was approximately $3.8 billion and $3.9 billion at December 31, 2005 and 2004, respectively. The Company utilizes a risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The risk asset portfolio is that portion of the Company’s surplus that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio currently includes four core diversified total return strategy portfolios incorporating: (i) alternative investment strategies; (ii) high yield fixed income; (iii) public equities; and (iv) private investments, which include private equity and mezzanine funds and non-rated tranches of collateralized debt obligations.

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

     The alternative investment portfolio, part of the risk asset portfolio, is a highly diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund generally pursuing absolute return investment mandates. These are typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets, and similar investment vehicles. For the majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and are included in the Consolidated Balance Sheet under “Investments in affiliates.” The investment objective of the alternative investment portfolio is to attain a high risk-adjusted total return while maintaining a moderate to low level of sensitivity to the movements in traditional asset classes and realizing a low volatility. This portfolio was $1.7 billion and $1.7 billion at December 31, 2005 and 2004.

     The fourth component of the Company’s total investment portfolio, valued at $0.4 billion at December 31, 2005 and 2004, is related to insurance and financial affiliates and investments in investment management companies. At December 31, 2005, the Company owned minority stakes in eight independent investment management companies. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

     Where the Company maintains significant influence over the decisions of the investment management organization, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investors access to a wide array of asset classes and investment strategies. It is a strategic objective of the Company to continue to expand the diversification of investment products offered by its affiliates by assisting existing affiliates in launching new products and new lines of business as well as by making additional ownership investments in other specialty asset managers. See Item 8, Note 6 to the Consolidated Financial Statements.

Implementation of investment strategy

     Although the Company’s investment department is responsible for implementation of the investment strategy, the day-to-day management of the investment portfolio is outsourced to investment management service providers. External investment managers are selected and monitored using a disciplined due diligence process. Each investment manager may manage one or more portfolios and is governed by a detailed set of investment guidelines, including overall objectives, risk parameters, and diversification requirements that fall within the overall guidelines discussed above. Compliance with investment guidelines is monitored on a regular basis by the investment department.

Investment performance

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Credit ratings, duration and maturity profile

     It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of “Aa3/AA-.” The aggregate credit rating is determined based on the market value weighted average credit rating using a linear credit rating scale similar to that used by Moody’s. The highest credit rated fixed income securities are held within the asset/liability and structured product portfolios. Sub-investment grade (high yield) fixed income securities are held within the risk asset portfolio. The weighted average credit rating of the fixed income portfolio was “Aa2/AA” at December 31, 2005 and 2004.

     The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2005 or 2004.

     The aggregate duration of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in the yield curve reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years of the main components of the fixed income portfolio at December 31, 2005 and 2004:

	2005	2004

Asset/Liability portfolio:
General Account	3.2	3.3
Structured and Spread Products	5.1	6.5
Total Fixed Income portfolio	3.9	4.4

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

     In March of 2006, Fitch upgraded the long-term debt ratings for XL Capital Ltd and XL Capital Finance (Europe) plc to “A” from “A-”. The outlooks remain stable.

     In the fourth quarter of 2005, Standard & Poor’s, lowered the Company’s core property and casualty operating companies’ financial strength ratings to “A+” from “AA-” and affirmed them with a stable outlook. During this period, Moody’s Investors Service, Inc. also lowered the insurance financial strength ratings of the Company’s leading insurance operating subsidiaries to “Aa3” from “Aa2” and confirmed the insurance financial strength ratings of its leading reinsurance operating subsidiaries at “Aa3”. In October 2005, Fitch Ratings Inc. lowered the insurance financial strength ratings of the Company’s lead insurance and reinsurance operating subsidiaries to “AA-” from “AA.” A.M. Best Company, Inc. affirmed the Company’s financial strength rating of “A+” and its operating subsidiaries’ issuer credit ratings of “aa-” in December 2005. The Company subsequently raised $3.2 billion through the issuance of ordinary shares and equity security units.

     The following are the financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at December 31, 2005:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	A+	“Strong”	The “A” grouping is the
Poor’s	financial security characteristics	(Outlook	financial security	third highest out of nine main
	of an insurance organization	Stable)	characteristics.	ratings. Main ratings from AA
	with respect to its ability to pay			to CCC are subdivided into
	under its insurance policies and			three subcategories: “+”
	contracts in accordance with			indicating the high end of the
	their terms.”			main rating; no modifier,
indicating the mid range of the
main rating; and “-” indicating
the lower end of the main rating.

Fitch	“An assessment of the financial	AA-	“Very strong”	The “AA” rating is the second
	strength of an insurance	(Outlook	capacity to meet	highest out of twelve ratings
	organization, and its capacity to	Stable)	policyholder and	categories. AA insurers are
	meet senior obligations to		contract	viewed as possessing very
	policyholders and contract		obligations.	strong capacity to meet
	holders on a timely basis.”			policyholder and contract
obligations. “+” or “-” may be
appended to a rating to indicate
the relative position of a credit
within the rating category.

A.M. Best	“An opinion of an insurer’s	A+	“Superior” ability to	The “A+” grouping is the
	financial strength and ability	(Outlook	meet its obligations	second highest ratings category
	to meet ongoing obligations to	Stable)	to policyholders.	out of fifteen. It is assigned to
	policyholders.”			companies that have, in A.M.
Best’s opinion, a superior ability
to meet their ongoing
obligations to policyholders.

Moody’s	An opinion of “the ability of	Aa3	“Excellent”	The “Aa” grouping is the
	insurance companies to repay	(Outlook	financial security.	second highest out of nine
	punctually senior policyholder	Stable)		rating categories. Each rating
	claims and obligations.”			category is subdivided into
three subcategories. Moody’s
appends numerical modifiers 1,
2, and 3 to each generic rating
classification from Aa through
Caa. Numeric modifiers are
used to refer to the ranking
within a group – with 1 being
the highest and 3 being the
lowest.

     The following were the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at December 31, 2004:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	AA-	“Very strong”	This is the second highest out of
Poor’s	financial security characteristics	(Stable)	financial security	nine main ratings. Main ratings
	of an insurance organization		characteristics.	from AA to CCC are subdivided
	with respect to its ability to pay			into three subcategories: “+”,
	under its insurance policies			indicating the high end of the
	and contracts in accordance			main rating; no modifier,
	with their terms.”			indicating the mid range of the
main rating; and “-”, indicating
the lower end of the main
rating.

Fitch	“An assessment of the financial	AA	“Very strong”	The “AA” rating is the second
	strength of an insurance	(Stable)	capacity to meet	highest of twelve ratings categories.
	organization, and its capacity to		policyholder and	AA insurers are viewed as
	meet senior obligations to		contract obligations.	possessing very strong capacity to
	policyholders and contract			meet policyholder and contract
	holders on a timely basis.”			obligations. “+” and “-” may be
appended to a rating to indicate
the relative positive of a credit
within the rating category.

A.M. Best	“An opinion of an insurer’s	A+	“Superior”	This is the second highest out of
	financial strength and ability to	(Outlook	ability to meet its	fifteen ratings.
	meet ongoing obligations to	Negative)	obligations to
	policyholders.”		policyholders

Moody’s	An opinion of “the ability of	Aa2 (except	“Excellent”	The “Aa” grouping is the
	insurance companies to repay	members of	financial security.	second highest out of nine
	punctually senior policyholder	the XL		rating categories. Each rating
	claims and obligations.”	America Pool,		category is subdivided into
		XL Re Ltd, and		three subcategories. Moody’s
		XL Life Insurance		appends numerical modifiers 1,
		and Annuity		2, and 3 to each generic rating
		Company, which		classification from Aa through
		are rated Aa3)		Caa. Numeric modifiers are
		(Outlook		used to refer to the ranking
		Stable)		within a group – with 1 being
the highest and 3 being the
lowest.

     The following are the financial strength ratings from internationally recognized rating agencies currently and as of December 31, 2004 and 2005 in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating	Agency’s description		Agency’s rating
agency	of rating	Rating	definition	Ranking of Rating

Standard &	“A current opinion of the	AAA	“Extremely strong”	This is the highest out of nine
Poor’s	financial security characteristics		financial security	main ratings groupings.
	of an insurance organization		characteristics.
with respect to its ability to pay
under its insurance policies and
contracts in accordance with
their terms.”

Moody’s	An opinion of “the ability of	Aaa	“Exceptional”	This is the highest out of nine
	insurance companies to repay		financial security	main ratings categories.
punctually senior policyholder
claims and obligation.”

Fitch	“An assessment of the financial	AAA	“Exceptionally	This is the highest out of twelve
	strength of an insurance		strong” capacity	main ratings categories.
	organization, and its capacity to		to meet policyholder
	meet senior obligations to		and contract
	policyholders and contract		obligations.
holders on a timely basis.”

     In addition, XL Capital Ltd currently has the following long term debt ratings: “a-” (stable) from A.M. Best, “A-” (stable) from Standard and Poor’s, “A3” (stable) from Moody’s and “A-” (stable) from Fitch.

     The Company believes that the primary users of ratings include commercial and investment banks, policyhold-ers, brokers, ceding companies and investors.

Tax Matters

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 23 to the Consolidated Financial Statements.

Regulation

     The Company’s operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, fitness of management, standards of solvency, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

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

     United States

     Within the United States, the Company’s insurance and reinsurance subsidiaries are subject to regulation and supervision by their respective states of incorporation and by other jurisdictions in which they do business. The methods of regulation vary, but in general have their source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of poli-cyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations. All transactions between or among the insurance and reinsurance company subsidiaries must be fair and equitable. In general, such regulation is for the protection of policyholders rather than shareholders.

     Regulations generally require insurance and reinsurance companies to furnish information to their domestic state insurance department concerning activities that may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. A reinsurance company is not generally required to have an insurance license to reinsure a U.S. ceding company from outside the U.S. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedent’s state of domicile or another U.S. state with equivalent insurance regulation or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that the form and rate of reinsurance contracts and the market conduct of reinsurers are not subject to regulator approval.

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

     Most states have implemented laws that establish standards for current, as well as continued, state licensing or accreditation. In addition, the National Association of Insurance Commissioners (the “NAIC”) promulgated and all states have adopted Risk-Based Capital (“RBC”) standards for property and casualty companies and life insurance companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. RBC is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The NAIC’s RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The Company’s current RBC ratios for its U.S. subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. The Company is not aware of any such actions relative to it.

     While the federal government does not directly regulate the insurance business (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. The federal government has also undertaken initiatives in several areas that may impact the insurance industry including tort reform, corporate governance and the taxation of insurance companies. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, primarily as respects federal licensing in lieu of state licensing.

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

     FSA regulations also impact the Company as “controller” (an FSA defined term) of its U.K.-regulated subsidiaries. Through the FSA’s Approved Persons regime, certain employees and Directors are subject to regulation by the FSA of their fitness and certain employees are individually registered at Lloyd’s.

     Subsidiaries in Ireland, Hungary and France are regulated in those jurisdictions. The Company’s network of offices in the European Union consists mainly of branches of U.K. and Irish companies that are principally regulated under European Directives from their home states, the U.K. and Ireland rather than by each individual jurisdiction.

     International Operations

     A substantial portion of the Company’s general insurance business and a majority of its life insurance business is carried on in foreign countries. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where countries may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

     In addition to these requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and limitations on the share of profits to be returned to policyholders on participating policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers full compensation. For further information see Item 8, Note 24 to the Consolidated Financial Statements.

Employees

     At December 31, 2005, the Company employed approximately 3,600 employees. At that date, 385 of the Company’s employees were represented by workers’ councils and 423 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Available Information

     The public can read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

     The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Governance Committee of the Board of Directors, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

     The Company intends to post on its website at http://www.xlcapital.com any amendment to, or waiver from, a provision of its Code of Business Conduct & Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller and that relates to any element of the code of ethics definition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

ITEM 1A.      RISK FACTORS

     Any of the following risk factors could have a significant or material adverse effect on our business, financial condition, results of operations and/or liquidity, in addition to the other information contained in this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. In this Item 1A, “XL Capital”, “XL Group”, “we”, “our”, “ours” and “us” refer to XL Capital Ltd and its subsidiaries unless the context otherwise requires.

Risks Related to Our Company

A downgrade in our credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

     In the fourth quarter of 2005, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) lowered XL Capital’s core property and casualty operating companies’ financial strength ratings to “A+” from “AA-” and affirmed them with a stable outlook. During this period, Moody’s Investors Service, Inc. (“Moody’s”) also lowered the insurance financial strength ratings of XL Capital’s leading insurance operating subsidiaries to “Aa3” from “Aa2” and confirmed the insurance financial strength ratings of XL Capital’s leading reinsurance operating subsidiaries at “Aa3”. In October 2005, Fitch Ratings Inc. (“Fitch”) lowered the insurance financial strength ratings of XL Capital’s lead insurance and reinsurance operating subsidiaries to “AA-” from “AA.” A.M. Best Company, Inc. (“A.M. Best”) affirmed XL Capital’s financial strength rating of “A+” and XL Capital’s operating subsidiaries’ issuer credit ratings of “aa-” in December 2005. As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by these independent rating agencies, a further downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings.

     A downgrade of the A.M. Best financial strength rating of XL Capital Ltd, XL Insurance (Bermuda) Ltd or XL Re Ltd below “A-”, which is two notches below our current A.M. Best rating of “A+”, would constitute an event of default under our letter of credit and revolving credit facilities. A similar downgrade by A.M. Best or S&P would trigger cancellation provisions in the majority of our assumed reinsurance contracts. See “—Risks Related to Our Company—A decline in our ratings may allow many of our clients to terminate their contracts with us,” below. Either of these events could reduce our financial flexibility and materially adversely affect our business, financial condition and results of operations. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     S&P, Moody’s and Fitch have assessed “triple-A” (outlook stable) financial strength ratings to our financial guaranty companies, XL Capital Assurance Inc. (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”). A downgrade, rating watch or outlook change of the financial strength ratings of XLCA or XLFA by one or more rating agencies would have an adverse effect on the competitive position of XLCA and XLFA and reduce their future business opportunities. Such a downgrade would reduce the value of the reinsurance offered by XLFA, as financial guaranty primary insurers usually must obtain triple-A-rated reinsurance to qualify for a 100% reinsurance credit on the rating agencies’ capital adequacy models. Also, certain of XLFA’s reinsurance agreements contain provisions that allow the ceding primary insurer to terminate the agreement in the event of a downgrade in XLFA’s credit ratings or other event that would result in the reinsurance credit provided by XLFA to the ceding primary insurer being diminished. To address rating agency requirements regarding the differential between the triple-A ratings of our financial guaranty companies and their affiliated companies in the XL Group, we are currently exploring a number of strategies that would provide greater independence and stability to XLCA’s and XLFA’s ratings. Examples of actions identified by the rating agencies are, among other things, the inclusion of additional independent directors to the boards of directors of our financial guaranty companies; adding some level of outside high-quality ownership with voting and/or veto rights; and securing a resolution from each of the boards of directors of our financial guaranty companies that clarifies our expectations regarding cash payments from the financial guaranty companies. S&P has stated that one or more of these actions will need to be taken by mid-year 2006.

A decline in our ratings may allow many of our clients to terminate their contracts with us.

     The majority of our assumed reinsurance contracts contain provisions that would allow our clients to cancel the contract in the event of a downgrade in our ratings below specified levels by one or more rating agencies. Based on premium value, approximately 70% of our reinsurance contracts that incepted at January 1, 2005 contained provisions allowing clients additional rights upon a decline in our ratings.

     Typically, the cancellation provisions in our assumed reinsurance contracts would be triggered if S&P or A.M. Best were to downgrade our financial strength ratings below “A-”, which is equivalent to more than two levels below our current S&P rating of “A+” and more than two levels below our current A.M. Best rating of “A+”. Whether a client would exercise its cancellation rights after such a downgrade would likely depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would have a material adverse effect on our financial condition or future prospects.

Losses related to Hurricanes Katrina, Rita and Wilma and other natural catastrophes have adversely affected our fiscal year 2005 results and uncertainty regarding estimated losses may further impact our financial condition, results of operations and/or liquidity.

     Based on current loss reports and estimates at December 31, 2005, we had pre-tax net losses arising from Hurricanes Katrina, Rita and Wilma and the combined impact of other previously announced natural catastrophes in 2005 of approximately $1.27 billion, $357.9 million, $247.1 million and $96.0 million, respectively. After taking into account net reinstatement premiums and tax effects, we had net losses due to these catastrophes of approximately $1.87 billion. However, calculating such estimates involves the exercise of considerable judgment and they are accordingly subject to revision. These losses have materially adversely affected our fiscal year 2005 results.

     Our loss estimates are based upon a review of contracts that we believe are exposed to these catastrophes, loss reports received from brokers and cedents, industry loss models and management’s best judgment, including as to the availability and collectibility of reinsurance. We expect that the loss adjustment processes for Hurricanes Katrina and Rita will be protracted due to the unprecedented complexity and scale of these events.

     Actual losses may vary materially from our estimates. Such variances may be caused by a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. In addition, such loss estimates include a high level of uncertainty related to, among other things, complex coverage issues, claims data received to date and potential legal developments that may result in ultimate losses not being known for a considerable period of time as well as the availability and collectibility of reinsurance. Therefore, these losses may ultimately be materially greater than currently estimated. If our actual losses exceed our estimates, our financial condition and results of operations could be further materially adversely affected.

We have exhausted certain of our reinsurance and retrocessional coverage with respect to losses related to Hurricanes Katrina, Rita and Wilma leaving us exposed to further losses.

     Based on our current estimates of losses related to Hurricanes Katrina, Rita and, to a lesser degree, Wilma, we believe that we have exhausted portions of our reinsurance and retrocessional coverage with respect to such losses, meaning that, in certain cases, we will have no further reinsurance or retrocessional coverage available should our losses related to Hurricanes Katrina, Rita and Wilma prove to be greater than current estimates. If losses related to Hurricanes Katrina, Rita and Wilma prove to be greater than current estimates, to the extent that such adverse development affects lines of business with respect to which we have exhausted our reinsurance or retrocessional coverage, such adverse development could have a further material adverse effect on our financial condition and results of opera-

tions. We cannot assure you that reinsurance or retrocessional coverage with respect to the lines of business affected by the Hurricanes Katrina, Rita and Wilma will be available to us on acceptable terms, or at all, in the future. Elimination of all or portions of our reinsurance or retrocessional coverage could subject us to increased, and possibly material, exposure or could cause us to underwrite less business.

We may be unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from Winterthur Swiss Insurance Company (“WSIC”).

     Under the terms of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and WSIC (the “SPA”), WSIC provides us with protection with respect to third party reinsurance receivables and recoverables related to our acquisition of certain Winterthur International insurance operations (the “Winterthur Business”), which were approximately $1.6 billion, in the aggregate, as of December 31, 2005. There are two levels of protection from WSIC for these balances:

1.	At the time of the Winterthur International acquisition, the Seller provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount on December 12, 2005, the Company exercised its right to repay up to the balances outstanding on this facility by assignment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables

2.	Under two retrocession agreements the Company has reinsurance protection on the reinsurance recoverables with respect to the SNRA determined as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

     Certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

     We may record a loss in future periods if any or some of the following occur and any such loss could have a material adverse effect on our financial condition and results of operations:

  there is deterioration of the net reserves and premium balances relating to the Winterthur Business from what was reported in our Consolidated Financial Statements; and/or we are unable to make full recovery of the reinsurance recoverables related to the Winterthur Business, either from third parties or from WSIC under the additional protections described above.

Our financial condition could be adversely affected by the occurrence of disasters.

     We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

     The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition and results of operations for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on our financial condition and results of operations and our ability to write new business. This risk is exacerbated due to accounting principles and rules that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of catastrophic events in the future. Although we attempt to manage our exposure to catastrophic events, a single catastrophic event could affect multiple geographic zones and lines of business and the frequency or severity of catastrophic events could exceed our estimates, in each case potentially having a material adverse effect on our financial condition and results of operations. In addition, while we may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retroces-sional protection and have a material adverse effect on our financial condition and results of operations and result in substantial liquidation of investments and outflows of cash as losses are paid.

The failure of any of the risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and/or liquidity.

     We seek to limit our loss exposure by, among other things, writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including as to the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the risk management strategies that we employ could have a material adverse effect on our financial condition and results of operations. Also, we cannot assure you that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.

The failure of our initiative to reduce our net catastrophe exposed risks could have a material adverse effect on our financial condition, results of operations and/or liquidity.

     Certain of our insurance accounts have the potential for significant volatility under worsening catastrophe event scenarios. In connection with our initiative to reduce our net catastrophe exposed risks, we intend to reduce exposure from such accounts, reduce catastrophe sublimits and eliminate insurance accounts that no longer meet our increased pricing needs. In addition, we plan to reduce our reinsurance catastrophe exposure within the property risk portfolio and restructure the way in which our marine excess of loss programs are written. If we are unable to carry out our initiative to reduce our net catastrophe exposed risks, or do so on a timely basis, we may not be able to meet rating agencies’ additional capital requirements and our financial condition and results of operations and/or liquidity could be materially adversely affected.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

     Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense (“LAE”) liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the factual information on which the estimates were based, especially as this develops, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on the ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of loss and LAE liabilities will vary, perhaps materially, from any estimate. We have an actuarial staff in each of our operating segments that regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

Operational risks, including human or systems failures, are inherent in our business.

     Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

     We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation or increased expense. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

The effects of emerging claim and coverage issues on our business are uncertain.

     As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. For example, our actual losses in connection with the 2005 natural catastrophes may vary materially from our current estimate based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued.

We may require additional capital in the future, which may not be available to us on satisfactory terms, or at all.

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any future equity or debt financing may not be available on terms that are favorable to us, if at all. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of uncollectability.

     We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2005, we had approximately $7.5 billion of reinsurance recoverables, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs such that we may not be able to obtain reinsurance or retroces-sional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

     We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries provided approximately 21% and 17%, respectively, of our gross written premiums from general operations for the year ended December 31, 2005. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to credit risk.

     In certain jurisdictions, when an insured or ceding insurer pays premiums for policies of insurance or contracts of reinsurance to brokers for further payment to us, such premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for such amounts, whether or not we have actually received the premiums from the broker. In addition, in accordance with industry practice, we generally pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a claims payment to the insured or ceding insurer, we might remain liable to the insured or ceding insurer for that non-payment. Consequently, we assume a degree of credit risk associated with the brokers with whom we transact business. Due to the unsettled and fact-specific nature of the law governing these types of scenarios, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to such credit risks.

Our investment performance may adversely affect our financial results and ability to conduct business.

     Our funds are invested by a number of professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

We may be adversely affected by interest rate changes.

     Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, funds reinvested will earn less than expected.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of estimated future paid liabilities. However, our estimate of future paid liabilities may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In addition, even if the duration of our fixed income portfolio perfectly matched future paid liabilities, a sharp rise in interest rates would cause the market value of our fixed income portfolio to decline and could have a material adverse effect on our book value.

     For further information regarding our exposure to interest rate risk and other investment portfolio risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Our operating results may be adversely affected by currency fluctuations.

     Our functional currency is the U.S. dollar and exchange rate fluctuations relative to the U.S. dollar may materially impact our financial position and results of operations. Many of our non-U.S. subsidiaries maintain both assets and liabilities in local currencies, which exposes us to changes in currency exchange rates to the extent that we need to convert U.S. dollars into such local currencies or vice versa. In addition, locally-required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro and the Swiss franc.

     While we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure, it is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could adversely affect our business, financial condition and results of operations.

     Contingent commission arrangements and finite-risk reinsurance have become the focus of investigations by the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Attorney’s Offices and state Attorneys General. Finite-risk reinsurance has been defined as a form of reinsurance in which, among other things, the time value of money is considered in the product’s design and pricing, and there is less risk transfer to the insurer or reinsurer in return for less premium being paid.

     In May and June of 2005, we received a subpoena from the SEC and a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, respectively, in each case for documents and information relating to certain finite risk and loss mitigation insurance products. We are fully cooperating with, and responding to, these requests.

     On August 1, 2005, plaintiffs in a proposed class action multi-district lawsuit (the “MDL”) filed a consolidated amended complaint, which named as new defendants in the pending action approximately 30 entities, including XL Capital Ltd and its subsidiaries XL Insurance America, Inc., Greenwich Insurance Company and Indian Harbor Insurance Company. In the MDL, named plaintiffs have asserted various claims, purportedly on behalf of a class of commercial insureds, against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The amended complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the

Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment.

     From time to time, we have also received and responded to additional requests from state Attorneys General and insurance regulators for information relating to our contingent commission arrangements with brokers and agents, and our insurance and reinsurance practices in connection with certain finite-risk and loss mitigation insurance products. Similarly, our affiliates outside the United States have, from time to time, received and responded to requests from regulators relating to our insurance and reinsurance practices. We are fully cooperating with these requests.

     At this time, we are unable to predict the potential effects, if any, that these investigations may have upon us, the insurance and reinsurance markets in general or industry and reinsurance business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, financial condition and results of operations.

The loss of one or more key executives or the inability to attract and retain qualified personnel could adversely affect our ability to conduct business.

     Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. In addition, we do not maintain key man life insurance policies with respect to our employees.

     Many of our senior executives working in Bermuda are not Bermudian and our success may depend in part on the continued services of key employees in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

     As a holding company with no direct operations or significant assets other than the capital stock of our subsidiaries, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt, to pay operating expenses and common and preferred shareholder dividends and to pay other obligations of ours that may arise from time to time. We expect future investment income, dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay such expenses, preferred and common stock dividends and obligations. The payment of dividends to us by our insurance and reinsurance subsidiaries is limited under Bermuda laws and certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business.

     Our U.S. insurance and reinsurance subsidiaries are subject to state regulatory restrictions that generally require cash dividend to be paid only out of earned statutory surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders’ surplus or statutory capital, or 100% of the subsidiary’s prior year statutory net income. In addition, Bermuda insurance laws and regulations (i) require our insurance and reinsurance subsidiaries to maintain certain minimum solvency margins and minimum liquidity ratios, (ii) prohibit dividends that would result in a breach of these requirements, and (iii) limit the amount by which we can reduce surplus without prior approval from the Bermuda Monetary Authority.

     In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. Any such restriction on our insurance and reinsurance subsidiaries’ ability to pay dividends to us could have a material adverse effect on our financial condition and results of operations. Our insurance and reinsurance subsidiaries may not always be able to, or may not, pay preferred and common stock dividends to us sufficient to make our debt payments and pay our operating expenses, shareholder dividends or other obligations.

Risks Related to Our Industry

The insurance and reinsurance industries are historically cyclical and we may experience periods with excess underwriting capacity and unfavorable premium rates.

     The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Either of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly.

Competition in the insurance and reinsurance industries could reduce our operating margins.

     The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

Unanticipated losses from terrorism and uncertainty surrounding the future of the Terrorism Risk Insurance Act of 2002 could have a material adverse effect on our financial condition and results of operations.

     Following the September 11th terrorist attacks, the Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Extension Act of 2005, (“TRIA”) was enacted to ensure the availability of insurance coverage for “certified” acts of terrorism in the U.S and is scheduled to expire on December 31, 2007. Pursuant to TRIA, in the event of a “certified” act of terrorism, the U.S. Government may become liable to pay, above a specified deductible, a portion of up to 90% of our U.S. insurance operations’ losses in fiscal years 2005 and 2006 and 85% of such losses in fiscal year 2007. This deductible is based on prior year gross written premiums for certain commercial lines multiplied by a specified percentage, which is 15%, 17.5% and 20% for fiscal years 2005, 2006 and 2007, respectively. Given the incremental increase in the deductible percentage, the amount of our deductible for 2007 could increase substantially, depending upon the amount of certain direct commercial earned premiums written in 2006. Insurance companies are allowed to purchase commercial reinsurance for their deductible amounts and quota share exposure, however to date there has not been a viable market for such reinsurance coverage in terms of capacity, price or coverage terms. Currently, there is uncertainty as to what effect the changes to TRIA will have on the insurance industry.

     Our Lloyds & U.S.-based property and casualty insurers are subject to TRIA. Accordingly, TRIA does not apply to our non-U.S. and non-Lloyds insurance business, or our reinsurance operations.

     While we believe our risk management programs, together with the coverage provided under the TRIA are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance in that regard. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. In addition, despite the implementation and extension of the TRIA there remains an uncertainty regarding the future of terrorism coverage should the U.S. government not further extend the TRIA after its expiration on December 31, 2007, or pass subsequent terrorism legislation.

     Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

     Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyhold-ers to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

  Providing insurance and reinsurance capacity in markets and to consumers that we target;
  Requiring our participation in industry pools and guaranty associations;
  Expanding the scope of coverage under existing policies, e.g., following large disasters such as Hurricanes Katrina and Rita;
  Regulating the terms of insurance and reinsurance policies; or
  Disproportionately benefiting the companies of one country over those of another.

     The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency & severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

Risks Related to Regulation

The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.

     Our insurance and reinsurance subsidiaries operate in 29 countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

     In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In addition, some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly reexamine existing laws and regulations.

     We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanc-

tions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

If our Bermuda operating subsidiaries become subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

     XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

  maintain a minimum level of capital and surplus;
  maintain solvency margins and liquidity ratios;
  restrict dividends and distributions;
  obtain prior approval regarding the ownership and transfer of shares;
  maintain a principal office and appoint and maintain a principal representative in Bermuda;
  file an annual statutory financial return; and
  allow for the performance of certain periodic examinations of XL Insurance (Bermuda) Ltd and XL Re Ltd and their respective financial conditions.

     These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy.

     We do not presently intend for XL Insurance (Bermuda) Ltd and XL Re Ltd to be admitted to do business in the United States, the United Kingdom or any jurisdiction other than Bermuda. However, we cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of XL Insurance (Bermuda) Ltd or XL Re Ltd, their respective subsidiaries or their agents and claim that XL Insurance (Bermuda) Ltd or XL Re Ltd is subject to such jurisdiction’s licensing requirements. If any such claim is successful and XL Insurance (Bermuda) Ltd or XL Re Ltd must obtain licenses in a jurisdiction other than Bermuda, we may be subject to taxation in such jurisdiction.

     In addition, XL Insurance (Bermuda) Ltd and XL Re Ltd are subject to indirect regulatory requirements imposed by jurisdictions that may limit their ability to provide insurance or reinsurance to that jurisdiction’s domestic insurers or reinsurers. For example, the ability of XL Insurance (Bermuda) Ltd and XL Re Ltd to write insurance or reinsurance may be subject, in certain cases, to a country’s limits on how much reinsurance can be purchased from non-domestic reinsurers or requirements that such non-domestic reinsurers collateralize their payment obligations to domestic ceding companies. If we are unable to collateralize or provide other credit support for these reinsurance clients on commercially reasonable terms, we could be limited in our ability to write business for some of our clients. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-domestic insurers or reinsurers with whom domestic companies place business.

     Generally, Bermuda insurance statutes and regulations applicable to XL Insurance (Bermuda) Ltd and XL Re Ltd are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. If in the future we become subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that we would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

     The process of obtaining licenses is very time consuming and costly and XL Insurance (Bermuda) Ltd and XL Re Ltd may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addi-

tion, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subjecting us to penalties and fines.

     Because XL Insurance (Bermuda) Ltd and XL Re Ltd are Bermuda companies, they are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, XL Insurance (Bermuda) Ltd and XL Re Ltd will be exposed to any changes in the political environment in Bermuda, including, without limitation, changes as a result of the independence issues currently being discussed in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the United Kingdom. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Taxation

We and our Bermuda insurance subsidiaries may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our financial condition and results of operations.

     We and our Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 28, 2016. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. We, as a permit company under The Companies Act 1981 of Bermuda, have received similar exemptions, which are effective until March 28, 2016. We and our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us. Given the limited duration of the Ministry of Finance’s assurance, we cannot be certain that we or our Bermuda insurance subsidiaries will not be subject to any Bermuda tax after March 28, 2016. Such taxation could have a material adverse effect on our financial condition and results of operations.

We may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations.

     Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition and results of operations.

We and our Bermuda insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our results of operations.

     We take the position that neither we nor any of our Bermuda insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that none of our Bermuda insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that we or any of our Bermuda insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our Bermuda insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.

The Organisation for Economic Co-operation and Development is considering measures that might change the manner in which we are taxed.

     On June 27, 2005 the Organisation for Economic Co-operation and Development (“OECD”) issued a discussion draft, “Attribution of Profits to a Permanent Establishment—Release of Discussion Draft of Part IV (Insurance)” (the “Draft”), which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 (“Article 7”) of the OECD Model Tax Convention on Income and on Capital. Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself. Section C of the Draft discusses the application of the 1995 OECD Transfer Pricing Guidelines to insurance business conducted between associated enterprises and, if adopted in its current form, might change the manner in which we are taxed and could therefore impact our future after-tax profitability. We cannot predict the effect of any such changes.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

     None.

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

     Total rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $34.9 million, $31.2 million and $42.3 million, respectively. See Item 8, Note 18(d) to the Consolidated Financial Statements for discussion of the Company’s lease commitments for real property.

ITEM 3.      LEGAL PROCEEDINGS

     On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege “loss causation,” but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed a second amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs have opposed the motion. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

     On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc. (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants asserted claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants sought $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On February 21, 2006, the AAA panel issued a final award in favor of the Company with respect to the major disputes at issue. The AAA panel referred certain remaining accounting issues to additional arbitration proceedings before an independent accounting firm pursuant to rulings of the United States District Court for the Southern District of New York and the United States Court of Appeals for the Second Circuit concerning the scope of the AAA arbitration. The Claimants have not yet taken a position as to the extent of any damages they may still claim in such arbitration in light of the AAA panel’s award. If the

Claimants proceed to arbitration before the accounting firm, the Company will continue to vigorously defend the Claimants’ claims.

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

     As previously disclosed, in May and June of 2005, the Company received a subpoena from the SEC and a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, respectively, in each case for documents and information relating to certain finite-risk and loss mitigation insurance products. The Company is fully cooperating and responding to these requests.

     From time to time, the Company has also received and responded to additional requests from Attorneys General and state insurance regulators for information relating to the Company’s contingent commission arrangements with brokers and agents and the Company’s insurance and reinsurance practices in connection with certain finite-risk and loss mitigation products. Similarly, the Company’s affiliates outside the United States have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices regarding contingent commissions or finite-risk and loss mitigation products. The Company is fully cooperating with these regulators in these matters.

     On August 1, 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs have asserted various claims, purportedly on behalf of a class of commercial insureds, against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL continues. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. On or about February 13, 2006, plaintiffs filed a motion seeking class certification.

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

Executive Officers of the Company

     The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company for the year ended December 31, 2005:

Name	Age	Position

Brian M. O’Hara	57	President, Chief Executive Officer and Director

Fiona E. Luck	48	Executive Vice President, Global Head of Corporate Services and Assistant
		Secretary

Jerry M. de St. Paer	64	Executive Vice President, Chief Financial Officer, Treasurer and Assistant
		Secretary

Charles F. Barr	56	Executive Vice President and General Counsel

Christopher V. Greetham	61	Executive Vice President and Chief Investment Officer

Clive R. Tobin	56	Executive Vice President of the Company and Chief Executive of Insurance
		Operations

Henry C.V. Keeling	50	Executive Vice President of the Company and Chief Executive of
		Reinsurance Operations and Global Head of Business Services

Paul S. Giordano	43	Executive Vice President of the Company and Chief Executive of Financial
		Products and Services Operations

Anthony E. Beale	63	Senior Vice President, Head of Global Human Resources

     Brian M. O’Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance (Bermuda) Ltd and was Chief Executive Officer of XL Insurance (Bermuda) Ltd until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992 and as President and Chief Operating Officer from 1986.

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

     Henry C.V. Keeling was Executive Vice President of the Company (“EVP”) and Chief Executive of Reinsurance Operations from July 2000 until November 2004 when he was appointed EVP, Chief Executive of Reinsurance Operations and Global Head of Business Services, and January 2006 when he became EVP, Chief Global Head of Business Services and Chief Executive, Reinsurance Life Operations. Mr. Keeling was Chief Executive Officer of XL Re Ltd since August 1998. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for Syndicate 51 at Lloyd’s from 1984 through 1992.

     Paul S. Giordano has been Executive Vice President and Chief Executive of Financial Products and Services since November 2004. Mr. Giordano served as General Counsel of the Company from January 1997 to November 2004. Mr. Giordano was associated with Cleary, Gottlieb, Steen & Hamilton and Clifford Chance in New York and London prior to joining the Company.

     Anthony E. Beale has been Senor Vice President, Head of Global Human Resources since he joined the Company in September 2000. Mr Beale was Managing Director at Santander Investment Securities from 1997 to 1999. Mr. Beale previously served as Managing Director of J.P. Morgan until 1997.

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

	High	Low	Close

2005:
1st Quarter	$79.80	$70.89	$72.37
2nd Quarter	76.05	67.40	74.42
3rd Quarter	74.99	64.95	68.03
4th Quarter	74.44	60.03	67.38

2004:
1st Quarter	$81.54	$72.44	$76.04
2nd Quarter	79.55	73.92	75.46
3rd Quarter	75.99	68.87	73.99
4th Quarter	79.56	67.62	77.65

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

     The number of record holders of Class A ordinary shares as of December 31, 2005 was 932. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

     In 2005, four quarterly dividends were paid at $0.50 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8. In 2004, four regular quarterly dividends were paid at $0.49 per share to all ordinary shareholders of record as of March 8, June 7, September 6 and December 6.

     Management has recommended that the Board of Directors reduce the future quarterly dividend payable on the Company’s Class A ordinary shares to $0.38 per share.

     On January 27, 2006, the Board of Directors declared a quarterly dividend of $0.38 per share payable on March 31, 2006 to shareholders of record on March 15, 2006.

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

     Purchases of Equity Securities by the Issuer and Affiliate Purchases

     The following table provides information about purchases by the Company during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate Dollar
			Of Shares	Value of Shares
			Purchases as	that May Yet Be
			Part of	Purchased Under
	Total Number	Average Price	Publicly	the Plans
	of Shares	Paid	Announced Plans	or Programs
Period	Purchased (1)	per share (2)	or Programs	(3)

October	7,486	73.88	—	$135.4 million
November	997	68.09	—	$135.4 million
December	1,837	66.31	—	$135.4 million

Total	10,320	71.97	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the program during the year ended December 31, 2005. As of December 31, 2005 the Company could repurchase up to approximately $135.4 million of the Company’s equity securities under the Company’s share repurchase program.

ITEM 6.      SELECTED FINANCIAL DATA

     The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

		2005(1)	2004(1)	2003(1)	2002(1)	2001

		(U.S. dollars in thousands, except share and per share amounts and ratios)
Income Statement Data:
Net premiums earned – general operations		$6,873,638	$6,987,940	$6,089,578	$4,889,867	$2,706,541
Net premiums earned – financial operations		254,136	228,898	195,344	162,357	73,386
Net premiums earned – life and annuity operations		2,237,721	1,365,176	708,994	990,736	695,595
Net investment income		1,475,039	1,035,012	815,487	758,358	624,914
Net realized gains (losses) on investments		241,882	246,547	120,195	(214,160)	(93,237)
Net realized and unrealized
gains (losses) on derivative instruments		28,858	73,493	6,073	(41,546)	13,041
Net income from investment affiliates (2)(7)		154,844	124,008	119,200	54,143	80,580
Fee income and other		19,297	35,317	41,744	54,963	18,247
Net losses and loss expenses incurred –
general operations		7,358,929	4,796,855	4,595,992	3,358,955	2,885,339
Net losses and loss expenses incurred –
financial operations		106,072	114,633	100,435	69,477	33,559
Claims and policy benefits – life operations		2,479,364	1,480,535	791,454	1,031,704	698,675
Acquisition costs, operating expenses
and foreign exchange gains and losses		2,188,357	2,277,321	1,926,393	1,549,440	1,073,903
Interest expense		403,849	292,234	233,929	190,442	125,298
Amortization of intangible assets		10,752	15,827	4,637	6,187	58,569
(Loss) income before minority interests,
net income from operating affiliates
and income tax expense		(1,261,908)	1,118,986	443,775	448,513	(756,276)
Preference share dividends		40,322	40,321	40,321	9,620	–
Net (Loss) income available to ordinary shareholders	.	$(1,292,298)	$1,126,292	$371,658	$395,951	$(576,135)

Per Share Data:
Net (loss) income per ordinary share – basic (3)		$(9.14)	$8.17	$2.71	$2.92	$(4.55)
Net (loss) income per ordinary share – diluted (3)		$(9.14)	$8.13	$2.69	$2.88	$(4.55)
Weighted average ordinary shares
Outstanding – diluted (3)		141,406	138,582	138,187	137,388	126,676
Cash dividends per ordinary share		$2.00	$1.96	$1.92	$1.88	$1.84

	2005(1)	2004(1)	2003(1)	2002(1)	2001

	(U.S. dollars in thousands, except share and per share amounts and ratios)
Balance Sheet Data:
Total investments available for sale	$35,724,439	$27,823,828	$20,775,256	$16,059,733	$12,429,845
Cash and cash equivalents	3,693,475	2,203,726	2,722,405	3,595,782	2,201,723
Investments in affiliates	2,046,721	1,936,852	1,903,341	1,750,005	1,113,344
Unpaid losses and loss expenses recoverable	6,441,522	6,971,356	6,045,025	5,223,966	4,803,248
Premiums receivable	3,799,041	3,838,228	3,487,322	3,592,713	2,182,348
Total assets	58,454,901	49,245,469	41,455,745	35,971,325	28,508,129
Unpaid losses and loss expenses	23,767,672	19,837,669	16,763,124	13,332,502	11,806,745
Unearned premiums	5,388,996	5,191,368	4,729,989	4,028,299	2,636,428
Notes payable and debt	3,412,698	2,721,431	1,905,483	1,877,957	1,604,877
Shareholders’ equity	8,471,811	7,738,695	6,936,915	6,569,589	5,437,184
Book value per ordinary share	$44.31	$51.98	$46.74	$44.48	$40.35

Operating Ratios:
Loss and loss expense ratio (4)	107.1%	68.6%	75.5%	68.6%	106.6%
Underwriting expense ratio (5)	25.8%	27.3%	27.3%	28.9%	33.8%
Combined ratio (6)	132.9%	95.9%	102.8%	97.5%	140.4%

(1)	Results for all periods subsequent to July 1, 2001 include the results of Winterthur International, which was acquired with effect from this date. The results also include the consolidation of XL Re Europe, which has been accounted for as a subsidiary with effect from January 1, 2002. In the year ended December 31, 2001 the Company’s share of net income of Le Mans Ré (now known as XL Re Europe) was included in equity in net income of operating affiliates. The Company’s net income for the years ended December 31, 2001 and after was impacted by the September 11 event. The effect of all of these items should be considered when making period to period comparisons of the Company’s results of operations and financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis.
(2)	Net income from investment affiliates in 2003 includes income on the alternative investment portfolio for eleven months ended November 30, 2003 as compared to the twelve months ended December 31 in prior years and the twelve months ended November 30 in subsequent years. The fair market values of certain of these alternative investments often take longer to obtain as compared to the other of our investments and we record the investment affiliates on a one month lag in order for us to meet the accelerated filing deadlines as specified by the SEC.
(3)	Net income per ordinary share is based on the basic and diluted weighted average number of Class A ordinary shares and share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.
(4)	The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for general insurance and reinsurance operations.
(5)	The underwriting expense ratio is the sum of acquisition expenses and operating expenses for general insurance and reinsurance operations divided by net premiums earned for general insurance and reinsurance operations. See Item 8, Note 3 to the Consolidated Financial Statements for further information.
(6)	The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.
(7)	Certain reclassifications to prior period information have been made to conform to current year presentation.

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

Executive Overview

     The Company operates on a global basis primarily in the property and casualty industry and, to a lesser extent, the financial services industry. The Company serves the insurance, reinsurance and financial services needs of institutional and corporate clients, typically the global equivalent of the Fortune 2000. The Company operates in markets where the Company believes its underwriting expertise and financial strength represent a relative advantage. The Company does not operate in any retail markets.

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

     The Company has grown through acquisition activity and development of new business opportunities. Acquisitions included Global Capital Underwriting Ltd in 1996, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Ré in 2002. All acquisitions have supported the Company’s strategic plan to develop a global platform in insurance and reinsurance. Recent business developments include XL Capital Assurance Inc. and XL Financial Assurance Ltd., the Company’s financial guaranty primary and reinsurance guarantors, XL Weather & Energy Inc. and XL Life Insurance & Annuity Company. As a result of these combined developments, the Company now competes as an integrated global business with more than 3,500 employees in 29 countries.

     The Company earns its revenue primarily from net premiums written and earned. Premium rates in the property and casualty industry began to increase in 2001 following five years of poor underwriting performance in the industry. These price increases were further compounded by the September 11 event. In the three years ended December 31, 2003, the Company experienced pricing increases and improved terms and conditions across most of the lines of business it writes. These generally across-the-board price increases were unprecedented, meaning that, in the past, pricing increases and more favorable terms and conditions were not experienced across all of the Company’s product lines at one point in any one cycle.

     During 2004, property and casualty market conditions overall remained attractive although price competition increased throughout the year, most notably in regards to property and professional lines. Accordingly, the Company continued to focus on disciplined risk selection. In relation to insurance and reinsurance, downward pressure on rates across most non-catastrophe exposed lines continued throughout 2005 although the impact of the 2004 storm season, the backdrop of continued emergence of adverse development related to the market of the late 1990s and concerns about reinsurer financial strength, all served to reinforce a sense of discipline in the market.

     Subsequent to the unprecedented catastrophic losses in 2005 and into the 2006 first quarter renewals, the market in general has seen an improvement in terms and conditions as well as pricing, in particular in geographic territories and classes impacted by the catastrophe losses. Casualty and professional lines, which have seen significant price reductions in 2004 and 2005, have begun to stabilize. In the Reinsurance segment, however, these improvements have been offset somewhat by increased ceding company retentions which is common in a hardening market. While the Company is not focused on top line premium growth unless it is profitable and meets demanding standards and internal hurdle rates, the Company’s expectation is for flat earned premium growth for the full year of 2006, with insurance contributing flat to low single digit growth and reinsurance contributing flat to mid-single digit declines.

     The Company also generates revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term. During both 2005 and 2004, interest rates in the U.S. increased. During 2005, the U.S. yield curve flattened significantly, as short to medium term rates increased significantly while long-term rates showed a small decline. The benchmark 90-day treasury rose from 2.22% to 4.08% and the 5-year treasury rose from 3.61% to 4.35%, while the 30-year treasury fell from 4.83% to 4.54% . Interest rates declined in the U.K., where the yield on the benchmark 5-year Gilt fell from 4.49% to 4.17%, however, in the Euro-zone, the yield on the benchmark 5-year German Bund rose slightly from 3.03% to 3.07% .

     The Company expects net investment income to rise in 2006 supported by positive cash flow from operating activities and anticipated moderate increases in market interest rates.

     In 2005, the Company generated net realized gains from both its equity and fixed income portfolios, reflecting the current and accumulated performance of the capital markets. In 2004, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall performance of capital markets and the deterioration of the U.S. dollar relative to foreign currencies. In 2003, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall improvement in capital markets and narrowing of credit spreads.

     The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported. The Company’s results for 2005 were significantly impacted by the unprecedented insured hurricane losses during the 2005 Atlantic hurricane season, the charge related to the conclusion of the independent actuarial process with Winterthur Swiss Insurance Company and adverse development of prior year loss reserves in both insurance professional lines and reinsurance casualty lines. The Company’s results for 2004 were also significantly impacted by the catastrophe activity in the year, which resulted in $591.2 million in estimated net loss and loss expenses, combined with adverse prior year development in certain lines of the Company’s insurance segment. For a further discussion of these events see “Results of Operations” below.

     Financial measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s general operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2005	2004	2003

Underwriting (loss) profit – general operations	$(2,268,164)	$343,990	$(112,594)
Combined ratio – general operations	132.9%	95.9%	102.8%
Investment income – general operations	$798,805	$614,128	$542,074
Book value per ordinary share	$44.31	$51.98	$46.74
Return on average ordinary shareholders’ equity	NA	16.5%	6.0%

     Underwriting profit (loss) – general operations

     One way that the Company evaluates the performance of its insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. As noted above, the Company’s underwriting profit and loss for the last three years have been negatively impacted by net losses incurred from catastrophic losses, the results of the independent actuarial process with Winterthur Swiss Insurance Company and adverse development of prior year loss reserves. Partially offsetting this has been the addition of certain new business lines, the increase in premium rates in 2003 and favorable underwriting terms and conditions. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period. See further discussion below. Barring any unusual catastrophic loss events, the Company expects to produce an underwriting profit in 2006.

     Combined ratio – general operations

     The combined ratio for general operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. The Company’s combined ratio for the last three years have been negatively impacted by the factors affecting the underwriting profit (loss), noted above.

     Net investment income – general operations

     Net investment income from its general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is primarily affected both by the size of the portfolio and the level of market interest rates. In 2005, the U.S. yield curve flattened significantly with U.S. short to medium term interest rates increasing markedly while long term rates showed a small decline. U.K. rates declined, while in the Euro-zone short term rates rose while medium to long term rates declined. In 2004, U.S. interest rates increased moderately while interest rates in the U.K. and Euro-zone declined. The size of the portfolio is also impacted by cash flow generated from operations and financing, which has been positive during the last three years and which the Company currently expects to be positive in 2006.

     Book value per ordinary share

     Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. The Company’s book value per ordinary share decreased in 2005 as a result of the underwriting losses incurred, partially offset by the significant capital-raising during December 2005, where ordinary shares were issued at a premium to the book value at that time. During 2005, book value per share also decreased as a result of a decrease in the unrealized gains on the Company’s investment portfolio. The decrease was primarily as a result of increasing short to medium term U.S. interest rates, partially offset by declining longer term U.K. interest rates. The Company’s book value per ordinary share increased in 2004, primarily as a result of an increase in net income combined with an increase in the net unrealized gains on the investment portfolio. The increase in unrealized gains on the Company’s fixed income portfolio was primarily a result of the foreign exchange benefits for non-U.S. dollar investments partially offset by a moderate increase in interest rates in the U.S.

     Return on average ordinary shareholders’ equity

     Return on average ordinary shareholder’s equity (“ROE”) is a widely used measure of any company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE. The Company reported a loss in 2005 and ROEs for the prior two years have been negatively affected mainly by its general operations’ underwriting results and investment income.

Other Key Focuses of Management

     Ratings and Capital Management

     The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating is downgraded, its ability to write business will be adversely affected. Such a downgrade would also adversely affect the Company’s financial guaranty lines of business. During the third and fourth quarters of 2005 a number of ratings actions were taken by independent rating agencies including some downgrades of the Company’s principal insurance and reinsurance subsidiaries. The Company subsequently raised $3.2 billion through an issuance of a combination of ordinary shares and equity security units. The financial strength ratings of the Company’s financial guaranty companies remain “triple A” with a stable outlook (by Standard & Poor’s, Moody’s and Fitch Ratings). For a further discussion see “Ratings” above.

     To address rating agency requirements regarding the differential between the triple-A ratings of the Company’s financial guaranty companies and their affiliated companies, management is currently exploring a number of strategies that would provide greater independence and stability to XLCA’s and XLFA’s ratings. Examples of actions identified by the rating agencies are, among other things, the inclusion of additional independent directors to the boards of directors of the Company’s financial guaranty companies; adding some level of outside high-quality ownership with voting and/or veto rights; and securing a resolution from each of the boards of directors of the Company’s financial guaranty companies that clarifies our expectations regarding cash payments from the financial guaranty companies. S&P has stated that one or more of these actions will need to be taken by mid-year 2006.

     In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. In response to the unprecedented insured hurricane losses during the 2005 Atlantic hurricane season, the loss related to the conclusion of the independent actuarial process with WSIC, rising capital requirements for the property catastrophe business from rating agencies and the currently anticipated growth in business to be written in 2006, the Company raised $3.2 billion in capital through the issuance of a combination of ordinary shares and equity security units. In addition, the Company has implemented several key business initiatives with ratings and capital management implications.

1.	Management has entered into a strategic initiative intended to augment the Company’s overall underwriting capacity to take advantage of opportunities in certain catastrophe-exposed lines of business. Management has entered into a collateralized quota share reinsurance treaty with Cyrus Reinsurance Limited. Under this agreement, as of January 1, 2006, the Company cedes specified portions of the Company’s property catastrophe reinsurance and retrocession lines of business.

2.	Management continues to reduce the Company’s net catastrophe exposed risks. In the Insurance segment, management continues to reduce exposure to accounts that have the potential for significant volatility under wors-

ening catastrophe event scenarios, reduce catastrophe sublimits and eliminate accounts that no longer meet the Company’s increased pricing needs. In addition to the strategic initiative noted above, the Reinsurance segment’s management intends to reduce catastrophe exposure within the property risk portfolio and restructure the way in which marine excess of loss programs are written.

     Operational Efficiency and Effectiveness

     The Company’s ability to compete is influenced by its operational efficiency and effectiveness, including the development and retention of its people. In recognition of this, the Company has in place and continues to develop, programs and initiatives aimed at enhancing its position in these areas. For example, the Company continues to make significant investments in information technology in both the Insurance and Reinsurance segments, develop and implement a new framework for Financial Reporting and Controls, and establish an operations center, based in, India. Each of these projects requires considerable investment and commitment of the Company’s resources in an effort to achieve the ultimate goals of increased operational efficiency and effectiveness.

     Collateral Management

     Another important matter on which management is focused (and which also affects the Company’s ability to underwrite business) is the availability of collateral. Collateral includes letters of credit, insurance trusts and other credit facilities required to provide security to cedants (which are companies who reinsure their liabilities to the Company), particularly as required by state insurance regulation in the U.S. and at Lloyd’s, and also to provide the Company with liquidity as required. These facilities are provided to the Company from commercial banks. Our principal credit facilities have tenors of two, three, and five years. The Company has also utilized “off balance sheet” transactions in order to obtain more collateral capacity (these transactions are described below under “Variable Interest Entities and Other Off Balance Sheet Arrangements”). As the Company writes more business, its collateral requirements will increase. A key challenge for management is to ensure that sufficient collateral capacity is available as to not hinder future writing of business.

     Liquidity and cash flow

     As a property and casualty insurer, the Company must ensure that it has sufficient funds to settle claims promptly, especially upon the occurrence of a major catastrophic event. Management is focused on making sure that liquidity requirements are supported by having lines of credit facilities available to the Company as well as by the Company’s general investment portfolio of which the majority is in high grade fixed income securities. The Company has had significant positive cash flow from operations in the three years ended December 31, 2005 generated from its underwriting activities (premiums less claim and expense settlements) as well as the receipt of investment income on its portfolio. In addition during 2005, capital raising activity provided significant cash flows from financing activities. The Company expects cash flow from operations to be positive in 2006.

Results of Operations

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2005, 2004 and 2003:

(U.S. dollars in thousands, except share and per share amounts)	2005	2004	2003

Net (loss) income available to ordinary shareholders	$(1,292,298)	$1,126,292	$371,658

(Loss) earnings per ordinary share – basic	$(9.14)	$8.17	$2.71
(Loss) earnings per ordinary share – diluted	$(9.14)	$8.13	$2.69
Weighted average number of ordinary shares and ordinary
share equivalents – basic	141,406	137,903	136,906
Weighted average number of ordinary shares and ordinary
share equivalents – diluted	141,406	138,582	138,187

     The Company’s net (loss) income and other financial measures as shown above for the three years ended December 31 have been affected, among other things, by the following significant items:

1)	Significant large catastrophe activity;

2)	The impact of the unvaforable result of the independent actuarial process with Winterthur Swiss Insurance Company;

3)	Net adverse prior year loss development in general insurance and reinsurance operations;

4)	Growing asset base and positive performance from investments in affiliates.

     1. Significant large catastrophe activity (Hurricanes Katrina, Rita and other natural catastrophes)

     During the third and fourth quarters of 2005, there was an unprecedented number of natural catastrophes. In August 2005, Hurricane Katrina, a Category 4 storm, hit the Gulf Coast of the United States and is estimated to have caused the largest ever insured loss from a natural disaster in the property and casualty insurance industry. In September 2005, Hurricane Rita, a Category 3 storm, hit the Gulf Coast on the United States and caused considerable damage, although Rita was less severe than Katrina. In October 2005, Hurricane Wilma hit South Florida after causing significant damage in Mexico and Cuba. In addition, there were several other natural loss events in the third and fourth quarter 2005, including hurricanes Dennis, Emily and Ophelia, the European and Mumbai Floods and Typhoon Mawar (collectively, the “Other Cats”). Collectively, Hurricanes Katrina, Rita, Wilma, and these Other Cats have had a substantial impact on the Company’s results of operations and financial condition.

     As a result of the substantial impact the Hurricanes Katrina, Rita, Wilma and the Other Cats have had on the results of the Company for the year ended December 31, 2005, the Company has estimated losses incurred, net of reinsurance recoveries, of $1.27 billion, $357.9 million and $247.1 million and $96.0 million, respectively, based on preliminary reports and estimates of such loss and damage. The Company has performed an analysis of contracts it believes are exposed to these catastrophes and, together with other preliminary information received from insureds and cedents and industry models, has determined its best estimates at this time for the expected ultimate loss. Actual losses may vary materially from this estimate based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages and/or layers that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. In addition, the loss estimate includes a high level of uncertainty related to, among other things, complex coverage issues associated with Hurricanes Katrina, Rita and Wilma and potential legal developments that may result in ultimate losses not being known for a considerable period of time. Therefore, losses may ultimately be materially greater or lesser than the current estimate and accordingly impact future financial results. Losses in connection with these events were incurred almost equally from the Company’s Insurance and Reinsurance segments.

     The year ended December 31, 2004 was negatively impacted by four hurricanes, Frances, Charley, Ivan and Jeanne, for a total net loss of $516.6 million, net of reinsurance recoveries. In addition, the Company incurred net losses and loss expenses of $74.6 million in 2004 as a result of the earthquake and the subsequent tsunami that struck South Asia on December 26, 2004.

     The following are analyses of the financial impact on the Company’s results of operations for the years ended December 31, 2005 and 2004 from natural catastrophes:

	Year ended
	December 31, 2005
	(U.S. dollars in millions, except ratios)

			Financial
			Products and
	Insurance	Reinsurance	Services	Total

Operating Data:
Net premiums earned
Katrina	$(74.6)	$16.3	$23.6	$(34.7)
Rita	(13.3)	8.8	–	(4.5)
Wilma	(1.2)	6.2	–	5.0
Other natural catastrophes*	—	3.4	–	3.4

Total net premiums earned	$(89.1)	$34.7	$23.6	$(30.8)

Gross losses and loss expenses:
Katrina	1,339.7	1,128.0	45.0	2,512.7
Rita	521.9	232.4	–	754.3
Wilma	172.7	214.4	–	387.1
Other natural catastrophes*	40.2	57.5	–	97.7

Total gross losses and loss expenses	$2,074.5	$1,632.3	$45.0	$3,751.8

Losses and loss expenses recoverable:
Katrina	748.6	495.3	–	1,243.9
Rita	312.9	83.5	–	396.4
Wilma	64.3	75.7	–	140.0
Other natural catastrophes*	1.7	–	–	1.7

Total losses and loss expenses recoverable	$1,127.5	$654.5	$–	$1,782.0

Underwriting loss	$(1,036.1)	$(943.1)	$(21.4)	$(2,000.6)

Income tax benefit				$135.5

Net loss				$(1,865.1)

Loss ratio impact for the year ended December 31, 2005				28.7%

*      Other natural Catastrophes include European and Mumbai floods, Hurricanes Dennis, Emily and Ophelia and Typhoon Mawar.

	Year ended
	December 31, 2004
	(U.S. dollars in millions, except ratios)

	Insurance	Reinsurance	Total

Operating Data:
Net premiums earned:
Charley	$–	$7.7	$7.7
Frances	–	3.5	3.5
Ivan	(12.2)	(6.5)	(18.7)
Jeanne	–	2.7	2.7
South Asia Tsunami	–	–	–

Total net premiums earned	$(12.2)	$7.4	(4.8)

Gross losses and loss expenses:
Charley	$72.8	$85.5	$158.3
Frances	93.4	83.2	176.6
Ivan	168.4	186.5	354.9
Jeanne	37.6	49.5	87.1
South Asia Tsunami	50.0	24.6	74.6

Total gross losses and loss expenses	$422.2	$429.3	$851.5

Losses and loss expenses recoverable:
Charley	$16.9	$10.8	$27.7
Frances	21.9	10.2	32.1
Ivan	77.7	111.5	189.2
Jeanne	7.4	3.9	11.3
South Asia Tsunami	–	–	–

Total losses and loss expenses recoverable	$123.9	$136.4	$260.3

Underwriting loss	$310.5	$285.5	$596.0

Income tax benefit			$37.7

Net loss			$558.3

Loss ratio impact for the year ended December 31, 2004			8.5%

     2. Losses related to the result of the independent actuarial process with Winterthur Swiss Insurance Company

     On December 6, 2005, the Company received the report from the Independent Actuary in connection with the Company’s post-closing protection for adverse development of net loss and unearned premium relating to the acquisition of certain Winterthur International insurance operations from Winterthur Swiss Insurance Company (“WSIC”) in 2001.

     The Independent Actuary’s report concluded that WSIC’s submitted Seasoned Net Reserve Amount (“SNRA”) and Net Premium Receivable Amount (“NPRA”) were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $808.9 million, net of interest, was recorded in the fourth quarter of 2005.

     3. Net adverse prior year loss development

     Net adverse prior year loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development. The net adverse prior year loss development in 2005 related to the Company’s general insurance operations most notably in the casualty and professional lines of business.

     The results for the year ended December 31, 2005 have been negatively impacted by adverse development in both the Insurance and Reinsurance segments. The following table presents the net adverse (favorable) prior year loss development of the Company’s loss and loss expense reserves for its general and financial operations by each operating segment for each of the years indicated:

(U.S. dollars in millions)	2005	2004	2003

Insurance segment	$1,020	$292	$153
Reinsurance segment	94	(24)	799
Financial Products and Services segment	–	–	(15)

Total	$1,114	$268	$937

     During 2005, the Insurance segment’s net adverse prior year development of $1.02 billion includes the results of the independent actuarial process noted above. Excluding this development the remaining $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims. Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $108.4 million for global risks lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe.

     During 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million. Reserve strengthening of $266.9 million in casualty and professional lines was partially offset by releases in other lines of business of $173.4 million. The casualty strengthening is primarily attributable to workers’ compensation, umbrella liability and certain professional lines of business written in the Company’s North American operations. The reserve releases relate primarily to the property line where releases of $135.6 million occurred across all business units globally in the 2002 to 2004 underwriting years. Releases also occurred in the marine and aviation classes of business across the reinsurance segment.

     The majority of the workers’ compensation reserve increase during 2005 was related to an XL Reinsurance America Inc. (“XLRA”) working layer program written across multiple underwriting years with a single cedent. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer workers’ compensation business. The remaining source of the workers’ compensation reserve strengthening relates to an update of the mortality tables used in our tabular reserving methodology.

     The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors’ and officers’ lines of business in the 1997-2001 underwriting years. The professional lines claims activity arose largely from a limited number of cedents. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

     During 2004, the Company’s net adverse prior year development of $268.0 million was a result of increases in reported insurance case reserves for excess professional liability, excess casualty liability and specialty lines within the Insurance segment offset by net prior year releases in the Reinsurance segment. These increases in reported insurance case reserves exceeded the Company’s expected losses based on historical patterns of loss development.

Strengthening of $144.0 million in professional lines was caused by a few large directors’ and officers’ claims in pre-2002 business, and increases in errors and omissions reserves were caused by claims related to large accounting firms and to insurance/reinsurance brokers. For specialty lines, strengthening of $135.0 million was caused by reported loss increases in discontinued programs business with workers’ compensation exposure, environmental related coverages, and Lloyd’s as well as high severity claims on the surety book.

     During 2003, the net adverse prior period loss development related primarily to the Company’s general reinsurance operations and principally to losses on business written in the 1997 through 2001 underwriting years in the Company’s U.S. casualty reinsurance business. In the third quarter of 2003, the Company experienced a significant increase in claims reported that was in excess of the Company’s expected loss development based on historical reporting patterns and recorded an increase to reserves of $184.0 million related to this book of business. As a result of this increase, the Company began a detailed claims audit review of the cedents contributing to this increase and the lines of business affected were primarily directors’ and officers’, errors and omissions, medical malpractice, commercial umbrella and general liability. Upon completion of this claims audit review, the Company increased case and IBNR reserves relating to this book of business a total of $663.0 million in the fourth quarter of 2003. The Company monitors actual against expected reported claims on an ongoing basis. To the extent that actual experience on loss reserves differs significantly for this, or any other line of business, the Company would again expand its normal and ongoing cedent review program accordingly.

     See Item 8, Note 9 to the Consolidated Financial Statements and see further discussion under “Critical Accounting Policies and Estimates” and under “—Segments—Reinsurance” below.

     4. Growing asset base and positive performance from investments in affiliates.

     Net investment income was $1.5 billion in 2005 as compared to $1.0 billion in 2004 due primarily to a larger investment base combined with higher investment yields, as well as receipt of a distribution associated with the unwinding of a collateralized debt obligation which resulted in a one time benefit to investment income, and the accrued interest on the proceeds from the conclusion of the independent actuarial process with WSIC. The investment portfolio increased due to growth in structured and spread balances and positive operating cash flows combined with capital raising activities late in the fourth quarter. Higher investment yields were driven primarily by the impact of increasing U.S. interest rates on cash flow and reinvested assets. In addition, net realized gains produced by the investment portfolio and the equity earnings from the Company’s affiliates also contributed positively to the year. Net realized gains on investments were $241.9 million in 2005 compared to $246.5 million in 2004. Net income from investment affiliates was $154.8 million in 2005 compared to $124.0 million in 2004. This increase was attributable to good underlying alternative fund returns combined with strong results from certain private equity affiliates that benefited from a series of successful liquidation events. Net income from operating affiliates (including insurance, financial and investment manager affiliates) was $67.4 million in 2005 compared to $147.4 million in 2004. Earnings from investment manager affiliates were strong during 2005. Earnings from operating affiliates during 2004 included $102.1 million of income in connection with the sales of Admiral Group Ltd and Pareto Partners L.P. and its affiliated companies. See Item 8, Note 7 to the Consolidated Financial Statements.

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

     At December 31, 2005 and 2004, the Company’s total gross reserves for unpaid losses and loss expenses were $23.8 billion and $19.8 billion, respectively, of which $10.6 billion and $9.8 billion related to case reserves for reported claims and $13.2 billion and $10.0 billion for IBNR reserves, respectively.

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

     With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. With respect to the Company’s financial products and services operations, financial guaranty claims incurred on policies written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims incurred on policies written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

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

     While the proportion of unpaid loss and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerating business growth and changes in business mix. Other factors that have affected the ratio in the past include; additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns.

     The ratio of IBNR to total reserves has increased in recent years due to the growth of casualty business written over that period. The ratio of IBNR to total reserves is higher for more recent years’ business because these immature years have relatively fewer claims reported and, as a result, a higher proportion of claims reserves are based on experience in respect of incurred but not reported losses. As each prior year of business matures and claims become known, the ratio of IBNR to total reserves will typically decline, all other factors remaining constant. Since the Company has experienced rapid premium volume growth in recent years, the ratio of IBNR to total reserves has increased because the Company’s aggregate exposure has become relatively less mature. Conversely, in a situation of declining premium volume, this ratio will typically decline, all other factors remaining constant. The Company writes insurance and reinsurance business in many different lines. Typically, the ratio of IBNR to total reserves is greater for casualty lines (which are longer-tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting. In recent years, casualty lines have increased as a proportion of the Company’s business when compared to property lines (which are shorter-tail in nature).

     The single point reserve estimate is generally management’s best estimate, which the Company considers to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures, and this amount is recorded. The Company’s actuaries utilize one set of assumptions in determining its single point estimate, which includes loss development factors, loss ratios, reported claim frequency and severity. These reviews and documentation are completed in accordance with professional actuarial standards appropriate to the jurisdictions where the business is written. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

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

     The Company’s net unpaid loss and loss expense general and financial reserves broken down by operating segment at December 31, 2005 and 2004 were as follows:

(U.S. dollars in millions)	2005	2004

Insurance	$9,860	$6,975
Reinsurance	7,212	5,695
Financial products and services	283	205

Net unpaid loss and loss expense reserves	$17,355	$12,875

     The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2005:

(U.S. dollars in millions)	Recorded	High	Low

Casualty insurance	$7,388	$8,059	$6,739
Casualty reinsurance	4,141	4,705	3,606
Property catastrophe	914	1,080	758
Other property	1,724	1,947	1,513
Marine and aviation reinsurance and insurance	1,628	1,852	1,416
Other (1)	1,043	1,141	950

Total	16,838
Financial Operations	283
Provision for potential non recoveries	234

Total	$17,355

(1)      Other consists of several products, including accident and health, political risk, surety and bonding.

     With the exception of the adverse development associated with the unfavorable conclusion of the independent actuarial process, actual development of recorded reserves as of December 31, 2004 during 2005 was within the estimated reserve range.

     As shown in the table above and as previously noted, the Company developed a methodology for calculating reserve ranges around its single point reserve estimates for all its lines of business. Similar to VAR (Value At Risk) models commonly used to evaluate risk, the Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

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

     Reserve volatility was analyzed for each line of business within each of the Reinsurance and Insurance segments’ general operations using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business based on a study of the Company’s historical data supplemented by industry data. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above, are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

     The Company is not aware of any generally accepted model to perform the reserve range analysis described above and other models may also be employed to develop ranges.

     The Company does not calculate a range for its total net unpaid loss and loss expense reserves as it would not be appropriate to add the ranges for each line of business to obtain a range around the Company’s total reserves, because this would not reflect the diversification effects across the Company’s various lines of business. The diversification effects result from the fact that losses across the Company’s different lines of business are not completely correlated.

     The Company writes both “short-tail” and “long-tail” lines of business. “Short-tail” and “long-tail” describe the time between the receipt of the premium from a policy and the final settlement of any loss incurred under such policy. Short-tail lines include property catastrophe, other property and certain marine and aviation lines where, on average, the settlement period may be up to 24 months. Long-tail lines, on the other hand, include the Company’s casualty business in which claims may take up to 30 years to be reported and settled. The increase in the time associated with ultimate settlement of a claim is directly related to an increase in the amount of judgment required to establish loss reserves, especially IBNR reserves.

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

     In the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the Company’s estimated ultimate cost of a loss.

     Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, the Company does not always receive detailed claim information for this line of business.

     Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company.

     Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% at December 31, 2005 and 2004. For further discussion see the Consolidated Financial Statements.

     Financial Guaranty Loss Reserving

     The Company is aware of the SEC’s recent review of the loss reserving practices in the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) and FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and FAS 97. It is the Company’s understanding that the SEC has requested that the FASB review this matter and provide guidance for the accounting of financial guaranty insurance contracts. The Company will continue its loss reserving methodology as noted in Note 2 (k) to the Consolidated Financial

Statements until further guidance is provided by the SEC or the FASB. The Company had net reserves for financial guaranty insurance contracts of $173.7 million and $146.3 million at December 31, 2005 and 2004, respectively.

     Unpaid losses and loss expenses recoverable

     The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. See “Financial Condition and Liquidity” and Item 8, Note 10 to the Consolidated Financial Statements for further information.

     As a result of the Company’s acquisition of Winterthur International in July 2001, WSIC provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur International acquisition, which are $1.6 billion in the aggregate, as of December 31, 2005. The Company has reinsurance protection under two retrocession agreements on the remaining portion of reinsurance recoverables with respect to incurred losses seasoned as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers, with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001, and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

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

     Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2005, 2004 and 2003, there were no adjustments to the locked-in assumptions for any of these contracts.

     The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $5.2 billion and $3.9 billion at December 31, 2005 and 2004, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in a $49 million increase in the value of future claims related to annuity portfolio reinsurance.

     As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $310 million and $145 million at December 31, 2005 and 2004, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $18 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

     The Company also provides reinsurance of disability income protection. The future policy benefit reserves for these contracts amounted to $85 million and $86 million at December 31, 2005 and 2004, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $0.1 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $0.4 million.

     Following a review of morbidity experience, the locked-in assumptions were revised during the year ended December 31, 2005. The overall effect of using the revised assumptions was a reduction in income of $0.4 million.

     The Company also provides reinsurance of term assurance and critical illness policies written in the U.K. and Ireland. The future policy benefit reserves for these contracts amounted to $62 million and $41 million at December 31, 2005 and 2004, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience.

     The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick (where sickness is defined by the treaty conditions), i.e., the morbidity rates. A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $0.6 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $0.6 million.

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

     The Company also provided reinsurance of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to $184 million and $123 million at December 31, 2005 and 2004, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience.

     The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $8 million. Following a review of mortality experience, the locked-in assumptions were revised during the year ended December 31, 2005. The overall affect of using the revised assumptions was a reduction in income of $63 million. See Item 8, Note 12 to the Consolidated Financial Statements.

     3) Deposit Liabilities

     The Company’s deposit liabilities at December 31, 2005 reflect obligations assumed under funding agreements, municipal guaranteed reinvestment contracts, payment undertaking agreements and certain structured insurance and reinsurance agreements. For each of these contracts, the Company establishes a deposit liability equal to the net cash received at inception. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. The ultimate size of underlying losses, the impact of the contractual limits upon settlement of such losses, and the impact of the underlying loss settlement process on the timing of payments are considered as appropriate. Where uncertainty is present, an increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The interest expense reported due to the accretion of deposit liabilities associated with structured insurance and reinsurance contracts was $49.8 million, $59.4 million and $92.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. For some of the Company’s deposit liabilities, the accretion rate is recorded at its contractual maximum level. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $16.3 million on an annualized basis. See Item 8, Note 11 to the Consolidated Financial Statements.

     4) Derivative Instruments

     The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. The estimate of fair value for credit derivatives and weather and energy derivatives requires management’s judgment. These two activities are discussed below:

     a) Credit Derivatives

     The Company enters into credit derivatives in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. In determining fair value, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade and therefore do not have a readily determinable market value, the Company uses an alternative fair value methodology. The fair value is determined using a cash flow model developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Installment premiums are also considered in the determination of discounted net cash flows. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Changes in fair value are unrealized as the credit derivatives are not traded to realize this value. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 14 to the Consolidated Financial Statements.

     b) Weather and Energy Derivatives

     The fair value of weather and energy derivatives is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair value is estimated using available market data and internal pricing models using consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 14 to the Consolidated Financial Statements.

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

     With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. Day-to-day management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.

     As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $4.2 billion and $4.4 billion in 2005 and 2004, respectively.

     There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “– Investment Activities – Unrealized losses on investments” for further information.

     6) Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has capitalized net operating tax losses of $238.1 million and $230.6 million against which a valuation allowance of $154.5 million and $68.6 million at December 31, 2005 and 2004, respectively, has been established. The Company has capitalized realized and unrealized capital losses of $19.7 million and $7.7 million, respectively, against which a valuation allowance of $23.7 million at December 31, 2005 has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

     Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a subsidiary of the Company, entered into an adverse development reinsurance treaty with another reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and limited loss development at XLRA relating to these underwriting years through December 31, 2005. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company; however, as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2000 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

     For further information see “– Other Revenues and Expenses” and Item 8, Note 23 to the Consolidated Financial Statements.

     7) Intangible Assets

     Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, and reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and related amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2005, intangible assets were $1.8 billion of which approximately $1.4 billion and $0.4 billion related to the Company’s reinsurance and insurance segments, respectively. See “ Other Revenue and Expenses” for further information.

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

     9) Reinsurance Premium Estimates

     The Company writes business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the subject written premium is generally outlined within the treaty and the Company receives a minimum and/or deposit premium on a quarterly basis which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. The Company estimates the premium written on the basis of the expected subject premium and regularly reviews this against actual quarterly statements to revise the estimate based on the information provided by the cedent.

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

     Written premiums on excess of loss contracts are earned in accordance with the loss occurring period defined within the treaty, normally 12 months following inception of the contract. Written premiums on proportional contracts are earned over the risk periods of the underlying policies issued and renewed, normally 24 months. For both excess of loss and proportional contracts, the earned premium is recognized ratably over the earning period, namely 12 – 24 months. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.

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

     The Company’s segment results have been significantly impacted by the catastrophe loss events of 2005 and 2004, as noted above. These should be considered when making period to period comparisons of segment results.

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

  All operations of business units within the Financial Products and Services segment, including guaranteed investment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

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

     In addition, the Company has changed its presentation of certain credit derivatives and now records premiums received from sales of these derivatives in gross written premiums and establishes unearned premium reserves and loss reserves for its investment grade credit derivative business. Previously, all components of the Company’s consolidated statements of income impact related to credit default swaps had been reported on one line, “Net Realized and Unrealized Gains (Losses) on Derivative Instruments.” Prior periods have been re-presented for consistency in presentation.

     The Company’s business is conducted on a global basis where several of its subsidiaries operate in foreign currencies which are the base currency of that entity. Under U.S. GAAP, revenues and expenses of those operations are translated into the U.S. dollar at average exchange rates during the year and assets and liabilities at exchange rates at the end of the year.

Insurance

The following table summarizes the underwriting profit for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

General:
Gross premiums written	$5,785,750	(2.3)%	$5,924,951	14.1%	$5,193,287
Net premiums written	4,248,105	(3.4)%	$4,395,619	18.9%	3,698,163

Net premiums earned	$4,102,697	1.2%	$4,054,795	12.3%	$3,611,444
Fee income and other	4,223	(82.0)%	23,461	79.1%	13,103
Net losses and loss expenses	4,595,551	60.7%	2,859,854	20.6%	2,371,195
Acquisition costs	505,636	(5.9)%	537,106	0.2%	536,293
Operating expenses	517,800	(2.6)%	531,502	29.8%	409,406
Foreign exchange (gains)	(25,472)	157.1%	(9,907)	23.2%	(8,042)

Underwriting (loss) profit	$(1,486,595)	NM	$159,701	49.4%	$315,695

*NM — Not meaningful

     Gross and net premiums written decreased by 2.3% and 3.4%, respectively, in the year ended December 31, 2005 compared with the year ended December 31, 2004. These decreases were primarily due to continued competitive pricing across most lines, most notably property. Decreases were partially offset by continued growth in the newer select and design professional and U.S. primary casualty units, and the impact of foreign exchange movements on premiums. Net premiums written declined in line with gross premiums written combined with increased ceded reinstatement premiums payable as a result of the catastrophe activity in the year.

     Increases in gross and net premiums written in 2004 as compared to 2003 were primarily due to new business in the casualty and professional lines, multi-year contracts written in the year and favorable foreign exchange movements. The most significant growth was due to new business product offerings in the areas of primary casualty, specialty professional and property catastrophe risks. Partially offsetting the growth in gross and net premiums written in 2004 were rate reductions in most property and professional lines as well as growing rate pressures on most casualty lines during 2004.

     Net premiums earned increased by 1.2% in 2005 compared with 2004. Growth in net premiums earned is primarily as a result of the earn-out of net premiums written in 2004, including the newer business initiatives mentioned above and increased net retentions. This growth was partially offset by the decreased volume in 2005, noted above, and net $89.1 million ceded reinstatement premiums as a result of the natural catastrophes in 2005.

     Net premiums earned increased in each of the two years ended December 31, 2004 and 2003 due to the increases in net premiums written in each year, as noted above. Growth in net premiums earned in 2004 and 2003 were partially offset by several non-renewed portfolios as the earned premium impact of the non-renewed business lags behind the written premium impact.

     Fee income and other decreased in 2005 compared to 2004 and increased in 2004 as compared to 2003 primarily due to the income recorded on the sale of property in London in 2004, combined with fees generated by the Company’s professional lines start up businesses for administration of third party portfolios.

     Exchange gains are primarily generated by movement in foreign exchange rates applied to loss reserves held in currencies other than the functional currency of the reporting subsidiary. The gain in 2003 was partially reduced by a hedge put in place by the Company in February 2003 to cover part of its exposure to a U.K. sterling reinsurance recoverable balance.

     The decreases in the underwriting profit in 2005 as compared with 2004 and the decreases in 2004 as compared with 2003 were also reflective of the combined ratios, as shown below. The following table presents the ratios for the Insurance segment for each of the last three years ended December 31:

	2005	2004	2003

Loss and loss expense ratio	112.0%	70.5%	65.7%
Underwriting expense ratio	25.0%	26.4%	26.2%

Combined ratio	137.0%	96.9%	91.9%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

     The loss and loss expense ratio for the Insurance segment for the year ended December 31, 2005 increased compared with the year ended December 31, 2004, primarily reflecting the net losses of $947.0 million incurred in the property catastrophe and property lines of business as a result of Hurricanes Katrina, Rita and Wilma and the Other Cats combined with the impact of overall continued softening market conditions in 2005, losses of $834.2 million representing the unfavorable outcome of the independent actuarial process with WSIC and $185.8 million in net adverse prior year development.

     The loss and loss expense ratio for the Insurance segment for the year ended December 31, 2004 increased compared with the year ended December 31, 2003 primarily due to net hurricane losses of $298.3 million in the property and marine lines, combined with prior year reserve strengthening as discussed below, and losses and loss expenses related to the South Asia Tsunami. Losses due to Hurricanes Charley, Frances, Ivan and Jeanne combined with the South Asia Tsunami increased the loss ratio for the year by 7.5% .

     The following tables present the prior year adverse or favorable development of the Company’s gross and net loss and loss expense reserves for its insurance operations:

Gross
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the
beginning of the year	$12,396	$10,225	$8,141
Net adverse development of those reserves during the year	286	1,674	1,017

Unpaid losses and loss expense reserves re-estimated
one year later	$12,682	$11,899	$9,158

Net
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the
beginning of the year	$6,975	$5,846	$4,804
Net adverse development of those reserves
during the year	1,020	292	153

Unpaid losses and loss expense reserves re-estimated
one year later	$7,995	$6,138	$4,957

     The Company did not change its methodology or key assumptions used in 2005, 2004 or 2003 to determine ultimate loss reserves for any line of insurance business written.

     Included in net adverse prior year development is the loss associated with the independent actuarial process with WSIC. The Independent Actuary’s report concluded that WSIC’s submitted SNRA and NPRA were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, incurred losses of approximately $834.2 million were recorded in the fourth quarter of 2005.

     During 2005, the Insurance segment’s net adverse prior year development, excluding the impact of the result of the independent actuarial process, of $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims. Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $112.5 million for global risk lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe.

     During 2004, the segment’s net adverse development of $292.0 million was driven primarily by increases in reported case reserves for excess professional liability, excess casualty liability and specialty lines. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development. Strengthening of $144.0 million in professional lines was caused by a few large directors’ and officers’ claims in pre-2002 business, while increases in errors and omissions reserves were caused by loss related to large accounting firms and insurance and reinsurance brokers. For specialty lines, strengthening of $135.0 million was caused by reported loss increases in discontinued programs business with workers’ compensation exposure, environmental related coverages, certain Lloyd’s business and high severity claims on the surety book.

     During 2004 and 2003, the Company’s net adverse development of its gross reserves greatly exceeded its net reserve adverse development due principally to an increase in prior year reserves related to Winterthur International. The Company had protection with respect to any adverse loss or premium development related to the acquired Winterthur International insurance operations with effect from July 1, 2001, under the SPA with WSIC, and recorded a recoverable of the same amount.

     There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

     The underwriting expense ratio for the year ended December 31, 2005 decreased compared with the same period in 2004 as a result of a decrease in the operating expense ratio of 0.5 points (12.6% as compared to 13.1%) combined with a decrease in the acquisition expense ratio of 0.8 points (12.4% as compared to 13.2%) . The reduction in the operating expense ratio was due to productivity expense management initiatives and certain compensation cost adjustments. The reduction in the acquisition expense ratio was due primarily to a change in the commission structure with certain brokers, partially offset by the impact of ceded reinstatement premiums.

     The underwriting expense ratio for the year ended December 31, 2004 compared to the same period in 2003 increased slightly. The decrease in the acquisition expense ratio of 1.6 points (13.3% as compared to 14.9%) was offset by an increase in the operating expense ratio of 1.8 points (13.1% as compared to 11.3%) . The reduction in the acquisition expense ratio was due primarily to a change in the mix of business earned compared to the same period in the prior year and changes in the commission structure with certain brokers. The increase in the operating expense ratio was due primarily to the increased costs associated with supporting new business growth in the segment operations globally, including start up operations, an allocation of certain corporate expenses to the Insurance segment and the impact of foreign exchange movements.

Reinsurance

Reinsurance – General Operations

     The following table summarizes the underwriting results for the general operations of the Reinsurance segment:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

Gross premiums written	$3,411,087	(1.3)%	$3,456,511	0.4%	$3,443,405
Net premiums written	$2,776,006	(3.4)%	$2,874,115	0.3%	$2,865,040
Net premiums earned	$2,770,941	(5.5)%	$2,933,145	18.4%	$2,478,134
Fee income and other	(278)	NM	223	(89.5)%	2,121
Net losses and loss expenses	2,763,378	42.7%	1,937,001	(12.9)%	2,224,797
Acquisition costs	600,615	(7.4)%	648,430	14.4%	566,873
Operating expenses	155,095	(18.7)%	190,750	29.2%	147,667
Foreign exchange losses (gains)	33,144	NM	(27,102)	(12.0)%	(30,793)

Underwriting (loss) profit	$(781,569)	NM	$184,289	NM	$(428,289)

*NM – Not meaningful

     Gross and net premiums written decreased by 1.3% and 3.4%, respectively, in the year ended December 31, 2005 as compared to the year ended December 31, 2004. Selective underwriting, rate reductions across most lines, and increased retentions by ceding companies, were partially offset by new proportional Lloyd’s treaties as well as significant written and ceded reinstatement premiums related to the 2005 catastrophes. Price reductions were most notable in casualty and professional lines. The rate improvements noted in late 2004 increased further subsequent to the 2005 Hurricane season in catastrophe exposed lines. Favorable foreign exchange movements also partially offset the decrease in gross premiums written. Net premiums written reflect the above gross changes.

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

     Net premiums earned in the year ended December 31, 2005 decreased 5.5% compared to the year ended December 31, 2004, due primarily to the earn-out of the impact of rate pressures seen in gross premiums.

     Net premiums earned in 2004 increased 18.4% as compared to 2003 due primarily to the earning of net written premium growth over the last several years, most notably in casualty and professional lines of business. Net premiums earned for casualty and professional reinsurance lines combined were $1.2 billion in 2004 as compared to $971.2 million in 2003.

     The following table presents the underwriting ratios for this segment:

	2005	2004	2003

Loss and loss expense ratio	99.7%	66.0%	89.8%
Underwriting expense ratio	27.3%	28.6%	28.8%

Combined ratio	127.0%	94.6%	118.6%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

     The increase in the loss and loss expense ratio in the year ended December 31, 2005, compared to the same period in 2004, primarily reflected the effects of Hurricanes Katrina, Rita and Wilma combined with the Other Cats from which the Reinsurance segment incurred a combined $977.9 million of net losses. These natural catastrophes added 34.4% to the segment loss ratio for the year ended December 31, 2005. In addition, there was higher than expected adverse prior year development of $93.5 million relating to primarily U.S. casualty business partially offset by reserve releases in short tail lines, as discussed further below.

     The decrease in the loss and loss expense ratio for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to the fact that 2003 included significant adverse prior period development related to the Company’s North American casualty business. See further discussion below. The Reinsurance segment experienced losses in 2004 resulting from Hurricanes Charley, Frances, Ivan and Jeanne, from which the segment incurred a combined $268.3 million of net losses and loss expenses. In addition, the segment incurred net losses and loss expenses of $24.6 million as a result of the earthquake and tsunami in South Asia. These large catastrophe losses contributed 10.0% to the segment loss ratio for the year ended December 31, 2004. Catastrophe losses were partially offset by lower than expected incurred loss development in the year relating to shorter tail lines prior underwriting years and price improvements on earned premiums from prior periods.

     The following tables present the adverse prior year development of the Company’s gross and net loss and loss expense reserves for its reinsurance general operations:

Gross
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the
beginning of the year	$7,226	$6,454	$5,179
Net (favorable) adverse development of those reserves
during the year	85	(38)	854

Unpaid losses and loss expense reserves re-estimated
one year later	$7,311	$6,416	$6,033

Net
(U.S. dollars in millions)	2005	2004	2003

Unpaid losses and loss expense reserves at the
beginning of the year	$5,695	$4,813	$3,473
Net (favorable) adverse development of those reserves
during the year	94	(24)	799

Unpaid losses and loss expense reserves re-estimated
one year later	$5,789	$4,789	$4,272

     During 2005, the Insurance segment’s net adverse prior year development of $1.02 billion includes the results of the independent actuarial process noted above. Excluding this development the remaining $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims. Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $108.4 million for global risks lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe.

     During 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million. Reserve strengthening of $266.9 million in casualty and professional lines was partially offset by releases in other lines of business of $173.4 million. The casualty strengthening is primarily attributable to workers’ compensation, umbrella liability and certain professional lines of business written in the Company’s North American operations. The reserve releases relate primarily to the property line where releases of $135.6 million occurred across all business units globally in the 2002 to 2004 underwriting years. Releases also occurred in the marine and aviation classes of business across the reinsurance segment.

     The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors’ and officers’ lines of business in the 1997-2001 underwriting years. The professional lines claims activity arises largely from a limited number of cedents. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

     During 2004, net prior year reserves across the Reinsurance segment developed favorably by $24 million. Releases of $144 million in the property, aviation, marine and other lines of business were partially offset by strengthening of casualty and accident and health reserves amounting to approximately $122 million. Property catastrophe and property other reserve releases totaled approximately $95 million net related primarily to the 2002 and 2003 underwriting years where loss experience has been exceptionally good for the property line. The strengthening of casualty reserves totaled $77 million and related most significantly to professional liability reserves which were strengthened by $32 million for Enron and Worldcom claims. The accident & health reserve strengthening of $45 million relates to a portfolio of business underwritten by certain of the Company’s Lloyd’s syndicates.

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

     A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Net unpaid losses and loss expenses at beginning of year	$57,400	$60,525	$66,130
Net incurred losses and loss expenses	—	—	(1,000)
Less net paid losses and loss expenses	6,140	3,125	4,605

Net decrease in unpaid losses and loss expenses	(6,140)	(3,125)	(5,605)
Net unpaid losses and loss expenses at end of year	51,260	57,400	60,525
Unpaid losses and loss expenses recoverable at end of year	72,741	82,922	86,576

Gross unpaid losses and loss expenses at end of year	$124,001	$140,322	$147,101

     Incurred but not reported losses, net of reinsurance, included in the above table was $16.7 million at December 31, 2005, $22.5 million at December 31, 2004 and $27.0 million at December 31, 2003. Unpaid losses recoverable are net of potential uncollectible amounts.

     The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

     The Company reviews its actual reported loss experience for asbestos and environmental claims for its 1985 and prior exposures annually. The actual loss experience was consistent with assumptions established and, therefore, there was no adverse prior year development of the Company’s asbestos and environmental reserves in 2004 or 2005. The reserves for these exposures represented less than 1% of the Company’s total unpaid loss and loss expense reserves at December 31, 2005.

     The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses. For further information see Item 8, Note 9 to the Consolidated Financial Statements.

     The decrease in the underwriting expense ratio in the year ended December 31, 2005, as compared with the year ended December 31, 2004, was due to a decrease in both the acquisition expense ratio and operating expense ratio to 21.7% and 5.6%, respectively, as compared to 22.1% and 6.5%, respectively, for the year ended 2004. The decrease in the acquisition expense ratio was mainly due to decreased profit commissions, which resulted from the 2005 hurricane activity. The operating expense ratio decrease primarily reflects severance costs incurred during 2004 for reduction of staff as well as productivity expense management initiatives in 2005 and adjustments to certain 2005 compensation costs.

     The decrease in the underwriting expense ratio for the year ended December 31, 2004 as compared with 2003 was primarily due to a decrease in acquisition cost ratio driven by reduced profit commissions as a result of the year’s catastrophic losses. This decrease was partially offset by an increase in the operating expense ratio resulting from additional allocations of corporate expenses as well as the adverse impact of foreign exchange.

     Exchange losses in the year ended December 31, 2005 were mainly attributable to an overall strengthening in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations’ unpaid losses in non-U.S. dollar currencies. Exchange gains in 2004 and 2003 were mainly attributable to a decline in the value of the U.S. dollar against U.K. sterling and the Euro in Bermuda-based operations that write business globally.

Reinsurance – Life and Annuity Operations

     The following table summarizes the net income from life and annuity operations of this segment:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

Gross premiums written	$2,274,520	62.8%	$1,397,516	90.5%	$733,649
Net premiums written	2,236,903	64.1%	1,363,131	94.1%	702,107
Net premiums earned	2,237,721	63.9%	$1,365,176	92.6%	$708,994
Fee income and other	320	NM	293	NM	1,368
Claims and policy benefits	2,479,364	67.5%	1,480,535	87.1%	791,454
Acquisition costs	59,018	20.9%	48,830	33.3%	36,636
Operating expenses	18,664	32.6%	14,071	83.4%	7,674
Net investment income	290,517	41.1%	205,863	48.9%	138,267
Foreign exchange losses (gains)	1,421	NM	(499)	28.9%	(387)
Interest (income) expense	–	NM	(6)	NM	–

Net (loss) income	$(29,909)	NM	$28,401	114.3%	$13,252

*NM – Not meaningful

     Life and annuity gross and net premiums written, net premiums earned and claims and policy benefits in each of the three years ended December 31, 2005, 2004 and 2003 included the assumption of the following long duration annuity portfolios:

     1. Second and fourth quarters of 2005 – A large U.K. immediate annuity portfolio contract bound representing $1.8 billion in net premiums earned and two smaller Irish immediate annuity portfolios amounted to $96.2 million.

     2. Second and fourth quarters of 2004 – Two large U.K. portfolio contracts, representing $995 million in net premiums earned and related claims and policy benefits.

     3. Fourth quarter of 2003 – two portfolios, one U.K. and one Irish, for a total of approximately $395.5 million in net premiums earned and related claims and policy benefits.

     The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely continue to be irregular.

     Excluding these large contracts, net premiums earned in life and annuity reinsurance increased in 2005 compared with 2004 and 2004 compared with 2003, as the Company expanded its life and annuity reinsurance operations in Europe, and continues to bind additional regular premium term assurance contracts which generate ongoing premiums.

     Claims and policy benefits also increased significantly in 2005 as compared to 2004, as a result of the annuity payout liabilities accepted under the contracts noted above where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, $37.4 million in losses were recorded during the second quarter of 2005 related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected. In accordance with U.S. GAAP treatment for life business, a loss recognition test process was carried out to determine if expected future premiums would be sufficient to pay for expected future losses. This process led to management’s decision to unlock the current policy benefit reserve ratio and record a loss.

     Acquisition costs increased in the year ended December 31, 2005 as compared to the year ended December 31, 2004 reflecting the write-off of certain deferred costs of $25.9 million, including value of business assumed related to the U.S. mortality business noted above, as current profit projections did not support the recovery of the deferred costs booked in the prior year. Operating expenses increased in 2005 compared to 2004 due to build-out of existing operations and start-up costs of new life operations in the U.S.

     Net investment income has increased reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since 2004. Net investment income is included in the calculation of net income from life and annuity operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related future policy benefit reserves is included in claims and policy benefits.

Financial Products and Services

Financial Products and Services – Financial Operations

     The following table summarizes the underwriting results for this segment:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

Gross premiums written	$378,140	9.5%	$345,235	(4.2)%	$360,509
Net premiums written	356,445	9.5%	325,662	(7.2)%	350,845
Net premiums earned	254,136	11.0%	228,898	17.2%	195,344
Fee income and other	15,032	32.6%	11,340	(54.9)%	25,153
Net losses and loss expenses	106,072	(7.5)%	114,633	14.1%	100,435
Acquisition costs	30,075	(1.4)%	30,498	11.4%	27,384
Operating expenses	70,912	1.4%	69,934	48.1%	47,209
Foreign exchange (gains) losses	1,861	NM	(3,170)	NM	603

Underwriting profit (loss)	$60,248	112.6%	$28,343	(36.8)%	$44,866
Net investment income – financial guarantee	71,781	76.0%	40,780	75.2%	23,273
Net investment income – structured products	313,936	80.2%	174,241	55.7%	111,873
Interest expense – structured products	216,392	90.6%	113,523	15.8%	98,022
Operating expenses – structured products	42,679	(15.0)%	50,230	23.2%	40,785
Net income from financial affiliates	10,866	(47.4)%	20,668	(56.5)%	47,478
Minority interest	8,431	(3.2)%	8,708	(23.8)%	11,424
Net results from derivatives	45,433	(8.2)%	49,481	NM	7,983

Net contribution from financial operations	$234,762	66.4%	$141,052	65.5%	$85,242

*NM – Not meaningful

     Increases in gross and net premiums written of 9.5% in 2005, as compared to 2004, were primarily due to additional premiums due in 2005 on a structured property and casualty policy, which incurred a loss related to Hurricane Katrina, as well as premiums from several new structured property and casualty policies written during the year. Financial guaranty premiums remained relatively flat in 2005, as compared to 2004.

     Decreases in gross and net premiums written of 4.2% and 7.2%, respectively, in 2004, as compared to 2003, were primarily due to lower financial guaranty premiums written, resulting from management’s underwriting and pricing discipline during generally weaker market conditions in 2004. In addition, during 2004 there were fewer large up-front premium contracts written, as compared with the prior year. Financial guaranty market conditions in 2004, as compared to 2003 were characterized by tighter credit spread compression, higher interest rates, increased competition and reduced public financing volume.

     Financial guaranty up-front premiums are earned over the life of the insured debt obligations based on par amount of risk outstanding. Financial guaranty installment premiums are earned over the installment period. Premiums from structured property and casualty and political risk business are generally earned over the period of coverage.

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Financial Guaranty	$173,133	$183,422	$154,133
Political Risk	25,906	27,938	28,886
Other (1)	55,097	17,538	12,325

	$254,136	$228,898	$195,344

(1)      Includes structured property and casualty and alternative risk transfer products and weather and energy risk management products.

     The increase in net premiums earned of 11.0% during 2005, as compared to 2004, primarily resulted from additional premiums due in 2005 on a structured property and casualty policy which incurred a loss related to Hurricane Katrina, as well as new structured property and casualty business production in 2005, offset in part by lower earned premium in our financial guaranty line of business in 2005, as compared to 2004. The year over year decrease in earnings in our financial guaranty line of business was primarily attributable to $23.3 million of premium earnings recorded in 2004 relating to an insured project financing on which a full-limit loss was recognized during the year (for further discussion see “Net losses and loss expenses” below).

     The increase in net premiums earned in 2004, as compared to the prior year, was primarily due to growth in the financial guaranty in force book of business, in conjunction with the acceleration of $23.3 million in premium earnings on the insured project financing discussed above (for further discussion see “Net losses and loss expenses” below). This increase was partially offset by the impact on earned premiums in 2003 related to the refunding of certain insured financings and certain short term contract enhancements.

     Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year reserves for net losses and loss expenses. Net losses and loss expenses during 2005 decreased by 7.5%, as compared to 2004. This decrease primarily resulted from lower incurred losses in the Company’s financial guaranty business of approximately $65.8 million due primarily to the absence of significant individual losses as compared to the prior year, as well as favorable development associated with the Company’s unallocated loss reserves, partially offset by an increase in loss reserves in our structured property and casualty business of approximately $50.4 million that primarily resulted from a limit loss incurred under a contract related to Hurricane Katrina.

     Net losses and loss expenses in 2004 increased by 14.1% compared to 2003. The increase was primarily the result of a provision for losses in 2004 of approximately $41.7 million relating to the subordinate layer of an insured project financing structure, as well as a net increase in unallocated reserves resulting from the growth in financial guaranty in force business, offset by a decrease in reserves in 2004, as compared to 2003, relating to non-investment grade credit default swaps of approximately $37.4 million.

     For 2005, acquisition costs decreased by approximately $0.4 million. This decrease consisted of higher acquisition expenses in our guaranteed investment contract and funding agreement businesses, offset by lower acquisition expenses in our financial guaranty business. Lower acquisition expenses in our financial guaranty business were primarily the result of ceding proportionally more installment business relative to upfront business in 2005, as compared to 2004. Risk on installment business generally expires faster than that on upfront business, which resulted in a higher year over year amortization of deferred commissions. For 2004 acquisition costs decreased compared with 2003 reflecting a change in the average life of the financial guaranty in force book of business over which such costs are expensed.

     For 2005, net operating expenses, including non-structured and structured products, were $113.6 million, a decrease of $6.6 million from $120.2 million in 2004. The favorable movement was mostly attributable to a reduction in compensation expense and professional fees. For 2004, net operating expenses, including non-structured and structured products, increased by $32.2 million to $120.2 million from $88.0 million for 2003 due primarily to the investment in segment infrastructure and continued build-out of the financial products platform as well as an increase in the allocation of certain corporate expenses.

     Net investment income related to the financial guaranty business increased by 76.0% in 2005, as compared to 2004, due primarily to higher average invested assets resulting from net cash inflows from operations and a $125.0 million capital infusion during the fourth quarter of 2004. In addition, $16.3 million in investment income (including a special one-time dividend paid in 2005 of $9.9 million) relates to the Company’s investment in Financial Security Assurance International Ltd. (“FSAI”). The special dividend was paid in connection with the redemption of the Company’s investment in FSAI during December of 2005. Prior to October 1, 2004, this investment in FSAI was accounted for under the equity method and reported the associated results thereof in “Net income from financial and investment affiliates”. Effective October 1, 2004, the Company changed the accounting for its investment in FSAI from the equity method to FSAB 115, Accounting for Certain Investments in Debt and Equity Securities to conform to the requirements of EITF 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (“EITF 02-14”). Accordingly, beginning October 1, 2004 the only earnings recognized by the Company on its investment in FSAI were dividends that were reported in investment income.

     Net investment income related to the financial guaranty business increased by 75.2% in 2004, as compared to 2003, due primarily to higher average invested assets resulting from net cash inflows from operations and a $100.0 million capital infusion to this business in the fourth quarter of 2003.

     Net investment income related to structured products increased by 80.2% in 2005, as compared to 2004, primarily as a result of a significant increase in average funding agreement and guaranteed investment contract deposits from $2.8 billion in 2004 to $4.9 billion in 2005. Similarly, net investment income related to structured products increased 55.7% in 2004, as compared to 2003, due to an increase in average funding agreement and guaranteed investment contract deposits from $1.1 billion in 2003 to $2.8 billion in 2004.

     Interest expense on structured products relates to deposit liabilities associated with funding agreements, guaranteed investment contracts and certain structured property and casualty contracts. The increase in interest expense during 2005, as compared to 2004, related primarily to the increase in the average funding agreement and guaranteed investment contract deposits in 2005 discussed above, partially offset by reduced interest expense on certain structured property and casualty contracts resulting from a change in the timing of estimated future cash outflows from such contracts during 2005.

     Net income from financial affiliates includes earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates, which are accounted for under the equity method. The decrease in such earnings in 2005, as compared to 2004, was due primarily to a decrease in earnings from Primus, as well as the change in accounting related to the Company’s investment in FSAI to conform with the requirements of EITF 02-14 as discussed above. Primus specializes in providing credit risk protection through credit derivatives. Net income from financial affiliates also decreased in 2004, as compared to 2003, due primarily to the Company’s investment in Primus. Primus had a mark-to-market adjustment in 2004, which was less favorable than that recorded in 2003. This decrease was partially offset by income from the sale of a portion of the Company’s investment in Primus, in connection with the initial public offering of Primus in the fourth quarter of 2004.

     Minority interest in 2005 is consistent with 2004. The decrease in minority interest in 2004, as compared to 2003, reflects the fact that the minority interest holder’s return on investment is contractually capped. The minority interest relates to an equity position in XL Financial Assurance Ltd., which is held by a third party.

     Net results from structured derivatives represent changes in the market value of the segment’s insured credit derivative portfolio, as well as results from its weather and energy derivative business and certain structured financial risk management products. Net results from structured derivatives decreased 8.2% in 2005, as compared to 2004. Results in 2005 primarily consist of (i) $8.2 million of unrealized gains resulting from the reclassification to “net losses and loss expenses” of an incurred loss on a credit default swap, (ii) an $18.6 million gain on the settlement of a structured market risk management derivative product tied to a housing price index, and (iii) $17.8 million net realized and unrealized gains in the weather and energy business. Results in 2004 primarily consist of (i) net unrealized gains on the credit derivative portfolio of $44.2 million resulting primarily from tightening credit spreads during the year, (ii) $3.3 million of net realized and unrealized gains on the structured financial derivative business, and (iii) $2.0 million of net realized and unrealized gains in the weather and energy business.

     Investment Activities

     The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains and losses on investments and net realized and unrealized gains and losses on investment derivatives for each of the three years ended December 31:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

Net investment income – general operations	$798,805	30.1%	$614,128	13.3%	$542,074
Net income from investment affiliates (1)	149,032	28.3%	116,161	7.1%	108,476
Net realized gains (losses) on investments	241,882	(1.9)%	246,547	105.1%	120,195
Net realized and unrealized gains (losses) on
investment derivative instruments (2)	(16,575)	NM	24,012	NM	(1,910)

*NM – Not meaningful

(1)	Net income from investment affiliates in 2004 and 2005 reflect the twelve months to November 30, 2004 and 2005, as compared to the eleven months ended November 30, 2003. The Company records the investment affiliates on a one month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.
(2)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 14 to the Consolidated Financial Statements.

     Net investment income related to general operations increased in 2005 as compared to 2004 primarily due to growth in the investment base, as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s cash flow from operations. The Company also received a distribution associated with the unwinding of a collateral debt obligation, which resulted in a one-time benefit to investment income. In addition, the Company received investment income of $25.3 million on related to the conclusion of the independent actuarial process with WSIC.

     The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $38.8 billion at December 31, 2005 as compared to $29.8 billion at December 31, 2004. This increase of $9.0 billion includes (i) cash flow from financing activities of $3.2 billion in the fourth quarter of

2005, (ii) cash flow of $2.0 billion from spread product transactions and (iii) cash flow from operations of $4.2 billion. The annualized effective yield of the total investment portfolio (excluding non-recurring items) was 4.1% for 2005 as compared to 3.8% for 2004, a 0.3% increase. The increase in the effective yield of the total investment portfolio was primarily due to general interest rate increases in the U.S.

     It is expected that net investment income in 2006 will increase due to projected increases in investments resulting from the full year effect of investing proceeds from the December 2005 capital raise, and monies received from conclusion of the independent actuarial process with WSIC, as well as anticipated increases in market yields on reinvestment of existing assets and investment of new cash flows. However, actual market changes in interest rates could offset or supplement the effects of cash flow. For a further discussion see “Liquidity and Capital Resources.”

     Net income from investment affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are equity accounted. Net income from investment affiliates increased in 2005 as compared to 2004 primarily due to a strong result in private equity portfolios due to a series of positive liquidity events, with continued good returns on the alternative portfolios.

     Investment Performance

     The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the years ended December 31, 2005 and 2004 of the general account asset/liability portfolio, structured and spread product portfolio and risk asset portfolios.

	2005 (1)	2004 (1)

General Account Asset/Liability Portfolio
USD fixed income portfolio	2.2%	3.5%
Non-USD fixed income portfolio	(0.5)%	10.0%

Structured and Spread Product Portfolio
USD fixed income portfolio	3.6%	4.8%
Non-USD fixed income portfolio	10.2%	9.1%

Risk Asset Portfolio
Alternative portfolio	7.5%	8.2%
Equity portfolio	13.9%	18.0%
High-Yield fixed income portfolio	3.1%	6.9%

(1)	Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

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

     In 2005, net realized gains on investments were $241.9 million which includes $250.8 million of gross realized losses on fixed income and $54.1 million of gross realized losses on equity securities. Gross realized losses in 2005 included $53.2 million of provisions for declines in fair value considered to be other than temporary. In the U.S., the general level of corporate defaults was stable. For example, Moody’s Investors Service, Inc. (“Moody’s”) reported that 31 issuers defaulted in 2005 compared with 34 issuers in 2004 and 77 issuers in 2003. The Company’s exposure to these defaults was limited in both 2005 and 2004, compared to 2003, resulting in a reduction in the write-down for other than temporary declines. As a percentage of the total fixed income portfolio, the write-down for other than temporary declines was 0.1% in 2005 as compared to a negligible amount in 2004 and 0.6% in 2003.

     In 2004, net realized gains on investments were $246.5 million which includes $265.9 million of gross realized losses on fixed income and $48.8 million of gross realized losses on equity securities. Gross realized losses in 2004 included $6.4 million of provisions for declines in fair value considered to be other than temporary.

     In 2003, net realized gains on investments were $120.2 million, which included $344.8 million of gross realized losses on fixed income and $162.5 million of gross realized losses on equity securities. Gross realized losses in 2003 included $130.7 million of provisions for declines in fair value considered to be other than temporary.

     With respect to those securities that were sold at a loss during the year ended December 31, 2005, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position	Fixed Income	Equity
(U.S. dollars in thousands)	Securities	Securities

Less than 6 months	$149,305	$40,903
At least 6 months but less than 12 months	22,049	5,073
At least 12 months but less than 2 years	29,582	1,923
At least 2 years	2,664	214

Total gross realized loss from sales	203,600	48,113
Impairment charges for declines in value considered to be
other than temporary	47,239	5,968

Total gross realized loss	$250,839	$54,081

     With respect to those investment securities that were sold at a loss during the year ended December 31, 2004, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

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

     The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors, as discussed under “Critical Accounting Policies and Estimates.”

     During the year ended December 31, 2005, the Company realized losses of $250.8 million and $54.1 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2004, the Company realized losses of $18.9 million and $3.3 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (these decisions were independent of the Company’s previously stated intent and ability to hold such securities).

     Net realized and unrealized gains on investment derivatives result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

     Unrealized losses on investments

     At December 31, 2005, there were $312.7 million of gross unrealized losses on fixed income and short-term investments, and $8.8 million of gross unrealized losses on equity securities. At December 31, 2004, there were $119.7 million of gross unrealized losses on fixed-income and short-term investments, and $7.2 million of gross unrealized losses on equity securities. These losses include securities below investment grade, as discussed below.

     The information shown below about the unrealized losses on the Company’s investments at December 31, 2005 and 2004, concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

     The following is an analysis of the length of time each of those investment securities at December 31, 2005 and 2004 had been in a continual unrealized loss position:

		Amount of	Amount of
Type of Securities	Length of time in a continual	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	unrealized loss position	December 31, 2005	December 31, 2004

Fixed Income and Short-Term	Less than six months	$139,130	$43,383
	At least 6 months but less than 12 months	90,448	46,613
	At least 12 months but less than 2 years	75,898	29,453
	2 years or more	7,245	217

	Total	$312,721	$119,666

Equities	Less than six months	$6,545	$3,067
	At least 6 months but less than 12 months	2,275	2,287
	At least 12 months but less than 2 years	–	1,862

	Total	$8,820	$7,216

     At December 31, 2005, the total gross unrealized losses represented approximately 9,100 fixed income securities out of a total of approximately 17,300 and approximately 400 equity securities out of a total of approximately 1,800. At December 31, 2004, the total gross unrealized losses represented approximately 5,100 fixed income securities out of a total of approximately 15,300, and approximately 200 equity securities out of a total of approximately 1,600.

     As discussed under Item 1, “Investments – Investment Structure and Strategy,” the Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These securities are more sensitive to credit risk than investment grade securities. At December 31, 2005, approximately 2.4% of the Company’s fixed income investment portfolio was invested in securities that were below investment grade or not rated. Approximately 4.3% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2005, related to securities that were below investment grade or not rated. At December 31, 2004, approximately 4.6%

of the Company’s fixed income investment portfolio was invested in securities that were below investment grade or not rated. Approximately 5.8% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2004, related to securities that were below investment grade or not rated. The following is an analysis of the length of time each of those below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated.

	Amount of	Amount of
Length of time in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2005	December 31, 2004

Less than six months	$9,471	$4,768
At least 6 months but less than 12 months	2,753	1,764
At least 12 months but less than 2 years	1,086	358
At least 2 years but less than 3 years	75	106

Total	$13,385	$6,996

     Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2005 of $312.7 million, approximately $118.8 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 55.3% of the losses were in the financial sector, 9.8% in the communications sector, 9.4% in the consumer non-cyclical sector, and 5.6% in the consumer cyclical sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $5.0 million. No equity securities held by the Company at December 31, 2005 were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $0.3 million.

     Of the $119.7 million gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2004, approximately $45.2 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 43.8% of the losses were in the financial sector, 11.0% in the communications sector, 8.4% in the utilities sector, 8.2% in the consumer, non-cyclical sector and 7.1% in the consumer cyclical sector. No other sector was greater than 5%. The largest individual unrealized loss in the fixed income portfolio was $4.9 million. Approximately 20 equity securities held by the Company with total unrealized losses of approximately $2.0 million at December 31, 2004, were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $1.0 million.

     At December 31, 2005 and 2004, the following table sets forth the maturity profile of the fixed income securities (excluding short term) that were in a gross unrealized loss position:

Maturity profile in years of fixed income	Amount of	Amount of
securities in a continual unrealized loss position	unrealized loss at	unrealized loss at
(U.S. dollars in thousands)	December 31, 2005	December 31, 2004

At least 1 year but less than 5 years remaining	$88,876	$35,880
At least 5 years but less than 10 years remaining	69,844	19,220
More than 10 years but less than 20 years remaining	5,435	11,908
At least 20 years or more remaining	18,358	6,665
Mortgage and asset-backed securities	120,046	41,176

Total	$302,559	$114,849

Other Revenues and Expenses

     The following table sets forth other revenues and expenses of the general operations of the Company for each of the three years ended December 31:

		% Change		% Change
(U.S. dollars in thousands)	2005	05 vs 04	2004	04 vs 03	2003

Net income from operating affiliates	62,371	(53.6)%	134,535	NM	27,831
Amortization of intangible assets	10,752	(32.1)%	15,827	NM	4,637
Corporate operating expenses	176,909	(10.0)%	196,648	35.5%	145,085
Interest expense – general operations	187,457	4.9%	178,717	31.5%	135,907
Minority interest	(221)	(31.2)%	(321)	NM	—
Income tax expense	49,284	(46.0)%	91,343	NM	31,455

*NM – Not meaningful

     In 2005, net income from operating affiliates declined over 2004, which resulted from the fact that the 2004 results included proceeds from the sale of two affiliates, as described below. The results of the Company’s investment management affiliates showed good underlying growth in 2005 due to good investment performance and growth in assets managed by these minority-owned managers.

     In 2004, the increase in net income from operating affiliates included strong performance by the Company’s investment management affiliates combined with income of $66.7 million on the sale of the Company’s investment in the Admiral Group Ltd. and $35.4 million of income from the sale of the Company’s stake in Pareto Partners L.P. and its affiliated companies, as well as strong growth in assets managed by these minority-owned managers.

     Net income from operating affiliates in 2003 included an other than temporary decline of $40.9 million in the value of the Company’s investment in Annuity and Life Reinsurance Company. The investment was written down to its fair value of $2.2 million at March 31, 2003. See Item 8, Note 7 to the Consolidated Financial Statements for further discussion.

     Amortization of intangible assets decreased in 2005 as a result of certain intangible assets that were fully amortized during the year. Amortization of intangible assets increased in 2004 as compared to 2003 due primarily to the acquisition of a book of business related to XL Re Europe at the end of 2003.

     Corporate operating expenses in 2005 decreased by 10.0% primarily as a result of Company-wide cost reduction efforts combined with reduced compensation costs and partially offset by increased legal costs. Corporate operating expenses in 2004 increased 35.5% compared to 2003 due to the continued build-out of the Company’s global infrastructure and personnel in developing its network of shared service organizations to support operations in certain locations, costs related to compliance with the Sarbanes-Oxley Act, and adverse foreign exchange impacts.

     Interest expense includes costs related to the Company’s debt and collateral facilities as well as deposit liability accretion. The increase in interest expense primarily reflected the increase in average outstanding debt for the year ended December 31, 2005, compared to 2004. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

     In 2004, interest expense has increased primarily as a result of the additional interest related to the senior notes issued in March, August and November of 2004, partially offset by the reduced interest as a result of the redemption of the Liquid Yield Option Notes and Zero Coupon Convertible Debentures during that year.

     The change in the Company’s income taxes in each of the three years ended December 31, 2005, 2004 and 2003 principally reflects the effects of changes in the profitability of the U.S. and European operations for each year. Income tax expense for the year ended December 31, 2005 decreased from 2004, due primarily to losses incurred in the Company’s U.S. operations as a result of the 2005 catastrophe activity. A significant proportion of the loss reserve increases are captured in non-U.S. subsidiaries where no tax relief is available.

     The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and, under current projections, the Company anticipates using this asset. The Company’s net deferred tax asset at December 31, 2005 was $318.4 million, which consists primarily of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 23 to the Consolidated Financial Statements.

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

     At December 31, 2005 and 2004, total investments and cash and cash equivalents were $41.2 billion and $32.1 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2005 and 2004:

	Market Value	Percent of	Market Value	Percent of
(U.S. dollars in thousands)	2005	Total	2004	Total

Cash and cash equivalents	$3,693,475	9.0%	$2,203,726	6.9%
Net payable for investments purchased	(639,034)	(1.6)%	(273,535)	(0.9)%
Fixed maturities
U.S. Government and Government agency	$4,497,004	10.9%	$4,112,075	12.8%
Corporate	13,292,892	32.2%	11,349,847	35.4%
Mortgage and asset-backed securities	11,652,106	28.3%	6,928,558	21.6%
U.S. States and political subdivisions
of the States	71,193	0.2%	63,056	0.2%
Non-U.S. Sovereign Government	2,796,370	6.8%	2,646,658	8.2%

Total fixed maturities	$32,309,565	78.4%	$25,100,194	78.2%

Short-term investments	2,546,073	6.2%	1,760,714	5.5%
Total equity securities	868,801	2.1%	962,920	3.0%
Investments in affiliates	2,046,721	5.0%	1,936,852	6.0%
Other investments	399,417	0.9%	405,737	1.3%

Total investments and cash and
cash equivalents	$41,225,018	100.0%	$32,096,608	100.0%

     The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At December 31, 2005 and 2004, the average credit quality of the Company’s total fixed income portfolio was “AA.” At December 31, 2005 approximately 57.2% of the fixed income portfolio was rated AAA by one or more of the principal ratings agencies. Approximately 2.4% was below investment grade or not rated.

Unpaid Losses and Loss Expenses

     Unpaid losses and loss expenses include reserves on the Company’s general and financial operations and relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $23.8 billion at December 31, 2005, which is an increase of $4.0 billion from December 31, 2004. The increase was due primarily to $3.8 billion in gross losses from catastrophe activity in 2005.

     The table below represents a reconciliation of the Company’s general and financial operations unpaid losses and loss expenses for the year ended December 31, 2005:

	Gross unpaid	Unpaid losses and	Net unpaid losses
	losses and loss	loss expenses	and loss
(U.S. dollars in thousands)	expenses	recoverable	expenses

Balance at December 31, 2004	$19,837,669	$(6,962,131)	$12,875,538
Losses and loss expenses incurred	9,591,539	(2,126,538)	7,465,001
Losses and loss expenses paid/recovered	(4,839,737)	2,229,971	(2,609,766)
Other (including foreign exchange revaluation)	(821,799)	446,050	(375,749)

Balance at December 31, 2005	$23,767,672	$(6,412,648)	$17,355,024

     While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See Item 1, “Unpaid Losses and Loss Expenses”, “Critical Accounting Policies and Estimates” and Item 8, Note 9 to the Consolidated Financial Statements for further discussion.

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

     Unpaid losses and loss expense recoverables were $6.4 billion and $7.0 billion at December 31, 2005, and 2004, respectively. At December 31, 2005 and 2004, reinsurance balances receivable were $1.0 and $1.1 billion, respectively. The table below presents the Company’s net reinsurance recoverable at December 31, 2005 and 2004.

	December 31,	December 31,
(U.S. dollars in thousands)	2005	2004

Reinsurance balances receivable	$1,069,402	$1,097,709
Reinsurance recoverable on future policy benefits	28,874	8,291
Reinsurance recoverable on unpaid losses and loss expenses recoverable	6,646,972	7,241,774
Bad debt reserve on unpaid losses and loss expenses recoverable and
reinsurance balances receivable	(260,713)	(280,679)

Net paid and unpaid losses and loss expenses recoverable and
reinsurance balances receivable	$7,484,535	$8,067,095

     The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $7.5 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2005, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.1 billion at December 31, 2005, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2005 and 2004, the Company had a reserve for potential non-recoveries from reinsurers of $260.7 million and $280.7 million, respectively.

     Included in unpaid loss and loss expenses recoverable at December 31, 2004, was an unsecured reinsurance recoverable from WSIC of $1.45 billion, related to certain contractual arrangements in the SPA entered into in connection with the Company’s acquisition of Winterthur International in July 2001. This balance was settled in 2005 for $575 million, resulting in a loss of $808.9 million, net of interest received.

     Under the terms of the SPA, WSIC provides the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”), which were approximately $1.6 billion, in the aggregate, as of December 31, 2005. There are two levels of protection for these balances:

1.	At the time of the Winterthur International acquisition, WSIC provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount on December 12, 2005, the Company exercised its right to repay up to the balances outstanding on this facility by assignment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables.

2.	Under two retrocession agreements the Company has reinsurance protection on the reinsurance recoverables with respect to the Seasoned Net Reserves Amount determined as of June 30, 2004, to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001, and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

     At December 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the acquired Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

     Approximately 76% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2005, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2005, by reinsurers owing more than 3% of such total:

	Standard and
Name of reinsurer	Poor’s rating	% of total

Lloyd’s Syndicates	A/Stable	7.97%
Swiss Reinsurance Co.	AA/ Watch Negative	7.11%
Employers Reinsurance Corp.	A/Stable	6.76%
Munich Reinsurance Co.	A+/Stable	6.53%
Transatlantic Reinsurance Company	AA-/Stable	3.61%
National Indemnity Co.	AAA/Stable	3.58%

     The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above.

Standard and
Poor’s rating	% of total

AAA	6.4%
AA	27.4%
A	44.1%
BBB	1.1%
BB and below	1.0%
Captives	13.2%
Not Rated	2.4%
Other	4.4%

Total	100%

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

     Cash Flow provided by Operations

     Cash flow from operations is derived from two main sources:

1)	The receipt of investment income on the Company’s total investment portfolio; and

2)	The net receipt of premiums less claims and expenses related to its underwriting activities in general, life and annuity and financial operations.

     Cash flow from operations was $4.2 billion in 2005, as compared to $4.4 billion in 2004. The decrease in 2005 is due primarily to cash payments on catastrophe losses during 2005, partially offset by the receipt of a net lump sum payment of $575.0 million from WSIC, related to the conclusion of the independent actuarial process and an increase in the receipt of investment income in line with increasing interest rates and the growth of the investment portfolio.

     Net cash received from underwriting activities is comprised of receipt of premiums, minus payment of claims and operating and acquisition costs. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims especially for casualty business, may take a much longer time before they are reported and ultimately settled and this is why the Company establishes reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

     During 2005, 2004 and 2003, the total amounts of net losses paid for general and financial operations were $2.6 billion, $3.1 billion and $2.9 billion, respectively, whereas the amount of net losses incurred was $7.4 billion, $4.9 billion and $4.7 billion, respectively. The decrease in net paid losses in 2005, is due to the receipt of a net lump sum payment of approximately $575 million related to the conclusion of the independent actuarial process with WSIC, partially offset by payments on 2005 Atlantic hurricane losses. The payout of the Company’s casualty reserves at December 31, 2005, could be as long as a thirty year period. Property claims are generally reported and settled within a much shorter period, usually up to three years.

Cash Flow used in Investing Activities

     Generally, positive cash flow from operations and financing activities is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries. Investing activities in 2005, were primarily related to the renewal purchase and sale of portfolio investments. In 2004, in addition to purchases and sales of the Company’s total investment portfolio, the Company sold its interests in Admiral Group Ltd and Pareto Partners L.P. and its affiliated companies for $66.7 million and $45.1 million, respectively.

     In 2003, in addition to purchases and sales of the Company’s total investment portfolio, the Company had the following significant investment cash flows:

1)	In September 2003, the Company exercised its option and settled the related Euro liability to purchase the remaining 33% ownership of Le Mans Ré, now known as XL Re Europe, for approximately $161 million.

See Item 8, Note 5(a) to the Consolidated Financial Statements for further information.

2)	In December 2003, the Company received $75.4 million relating to the agreement reached with WSIC as to the final purchase price for Winterthur International. See Item 8, Note 5(b) to the Consolidated Financial Statements for further information.

3)	In July 2003, the Company acquired new offices in London for its London headquarters. The acquisition was by a purchase, sale and leaseback transaction resulting in net cash received of $45.3 million, which was recorded as a deferred liability at December 31, 2003. The Company also recorded a capitalized lease asset and liability of approximately $150.0 million related to this transaction and there were no significant capital expenditures for leasehold improvements during 2003. See Item 8, Note 18(d) to the Consolidated Financial Statements.

Cash Flow provided by Financing Activities

     Cash flows related to financing activities include the payment of dividends, share related transactions, the issue or repayment of debt and deposit liability transactions. In 2005 and 2004, the Company received $2.0 billion and $1.5 billion of net cash relating to new deposit liability contracts. In 2005, dividends paid were $276.7 million for ordinary shares and $40.3 million for preferred shares.

     In addition, in the years ended December 31, 2005, 2004 and 2003 the Company executed a number of debt and equity transactions which affect the cash flow from financing activities described below in “Capital Resources”.

Capital Resources

     In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	ordinary share capital,

b.	debt,

c.	preference shares,

d.	contingent capital, and

e.	letters of credit facilities and other sources of collateral.

In particular, the Company requires, among other things:
  Sufficient capital to maintain its financial strength, claims paying and debt ratings, as issued by several ratings agencies, at levels considered necessary by management to enable the Company’s key operating subsidiaries to compete.

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

  Revolving credit to meet short-term liquidity needs.

     The Company’s principal credit facilities are multi-year transactions with maturities in 2007 and 2010, however, the Company has other credit facilities that will expire in 2006. The following risks are associated with the Company’s requirement to renew these facilities during 2006:

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

a) Ordinary Share Capital

     In December 2005, the Company issued 38.9 million ordinary shares at a price of $65.0 per share to support capital requirements subsequent to the 2005 Atlantic hurricane losses and the loss related to the conclusion of the independent actuarial process with WSIC. The net proceeds from this issuance were $2.4 billion. See Item 8, Note 19, to the Consolidated Financial Statements.

b) Debt

     At December 31, 2005, banks and investors provided the Company and its subsidiaries with $4.6 billion of debt capacity, of which $3.4 billion was utilized by the Company. These facilities consist of:

  Revolving credit facilities of $1.2 billion in aggregate. The Company had $45 million outstanding at December 31, 2005, under its syndicated revolving credit facilities and this borrowing was repaid in January 2006. These revolving credit facilities (and their predecessor facilities) were not utilized during 2004. Of the $1.2 billion, $1.0 billion is provided by the Company’s $2.0 billion 3-year syndicated facility that matures in June 2007, and its $2.35 billion 5-year syndicated facility that matures in June 2010. Both facilities provide letters of credit in addition to the revolving credit sublimit. In addition, at December 31, 2005, the Company had two bilateral revolving credit facilities of $100 million each, of which one facility is a 364-day facility that matures in December 2006, and the other is a 5-year facility that matures in August 2010.

  At December 31, 2004, the Company had a $600 million revolving credit sublimit provided by a $2.0 billion 3-year facility and a $1.0 billion 364-day facility. In addition, a further $60 million of revolving credit was provided on a bilateral basis under a 364-day facility. These facilities were provided on an unsecured basis by a syndicate of banks (the $2.0 billion and $1.0 billion facilities) and on a bilateral basis in the case of the $100 million facility.

  Senior Unsecured Notes of approximately $3.4 billion. These notes require the Company to pay a fixed rate of interest during their lives. At December 31, 2005, there were six outstanding issues of senior unsecured notes:

  $255 million senior notes due April 2011, with a fixed coupon of 6.58%. These notes were privately placed and are not traded on a public exchange.

  $600 million senior notes due January 2012, with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

  $600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

  $350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.000% and gross proceeds were $350 million. Related expenses of the offering amounted to $2 million.

  $825 million of senior notes due May 2009, with a fixed coupon of 2.53%. These securities are a component of 6.50% Equity Security Units (the “6.50% Units”) that are publicly traded. In addition to the coupon paid on the senior notes, contract adjustment payments of 3.97% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 6.50% per annum. The purchase contracts mature in 2007, and the senior notes mature in 2009. In May 2007, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the 6.50% Unit holders’ obligations under the purchase contract.

  $745 million of senior notes due February 2011 with a fixed coupon of 5.25%. These securities are a component of 7.00% Equity Security Units (the “7.00% Units”) that are publicly traded. In addition to the coupon paid on the senior notes, contract adjustment payments of 1.75% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 7.00% per annum. The purchase contracts mature in 2009, and the senior notes mature in 2011. In February 2009, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the 7.00% Unit holders’ obligations under the purchase contract.

     The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2005:

				Payments Due by Period

Notes Payable and Debt			Year of	Less than	1 to 3	3 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$100,000	$–	2006	$–	$–	$–	$–
5 and 3-year revolvers	1,000,000	45,000	2007/2010	45,000	–	–	–
5-year revolver	100,000	–	2010	–	–	–	–
2.53% Senior Notes	825,000	825,000	2009	–	–	825,000	–
5.25% Senior Notes	745,000	745,000	2011	–	–	745,000	–
6.58% Guaranteed Senior Notes	255,000	255,000	2011	–	–	–	255,000
6.50% Guaranteed Senior Notes	598,368	598,368	2012	–	–	–	600,000
5.25% Senior Notes	594,330	594,330	2014	–	–	–	600,000
6.375% Senior Notes	350,000	350,000	2024	–	–	–	350,000

Total	$4,567,698	$3,412,698		$45,000	$–	$1,570,000	$1,805,000

     “Commitment” and “In Use” data represent December 31, 2005 accreted values. “Payments Due by Period” data represent ultimate redemption values.

c) Preferred shares

     In 2002, the Company issued preferred shares as follows:

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

d) Contingent Capital

     In addition to funded debt transactions, the Company and a majority-owned subsidiary (XL Financial Assurance Ltd. (“XLFA”)) have entered into contingent capital transactions. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares.

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

e) Letter of Credit Facilities and other sources of collateral

     At December 31, 2005, the Company had eight letter of credit facilities in place with total availability of $5.5 billion, of which $3.5 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments			Year of	Less than	1 to 3	3 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of credit facility	$200,000	$176,736	Continuous	$200,000	$–	$–	$–
2 Letter of credit facilities	6,132	6,132	2006	6,132	–	–	–
Letter of credit facility (1)	100,000	-	2006	100,000	–	–	–
Letter of credit facility	150,000	150,000	2006	150,000	–	–	–
Letter of credit facility	775,305	681,368	2006	775,305	–	–	–
Letter of credit facility (1)	2,000,000	366,105	2007	–	2,000,000	–	–
Letter of credit facility (1)	2,250,000	2,079,419	2010	–	–	2,250,000	–

8 Letter of credit facilities	$5,481,437	$3,459,760		$1,231,437	$2,000,000	$2,250,000	$–

(1)      Of the total letter of credit facilities above, $1,000 million is also included in the revolvers under notes payable and debt.

     It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company, or other financial institutions. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S.

     The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

     The following letter of credit facilities were originated or renewed during 2005:

  In December 2005, the Company created a new $100 million unsecured bilateral credit facility that was unutilized during 2005 and at December 31, 2005. The full amount of $100 million is available as both revolving credit and letters of credit, with the combined total not to exceed $100 million.

  In September 2005, the Company renewed an unsecured bilateral credit facility of $150 million (previously $200 million) that was fully utilized at December 31, 2005.

  In August 2005, the Company created a new unsecured bilateral credit facility of $100 million that was unutilized at December 31, 2005.

  In June 2005, the Company replaced its $1.0 billion 364-day credit and letter of credit facility with a $2.35 billion facility with a tenor of 5 years. Of the aggregate amount of $2.35 billion, $1.0 billion is available as revolving credit and up to $2.25 billion is available in the form of letters of credit, with the combined total not to exceed $2.35 billion. As at December 31, 2005, approximately $2.1 billion of the 5-year facility was in use in the form of letters of credit.

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

     Under the Company’s 364-day facilities, 3-year credit facility, five-year credit facilities placement notes described above, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur. The Company currently has an “A+ (stable)” rating from A.M. Best.

     Under the Company’s ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A” from S&P, an event of default would occur. The Company and its subsidiaries currently has an “A+” (stable) rating from A.M. Best and “A+” (stable) S&P.

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

     In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below a rating of “A-”, the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

Long-Term Contractual Obligations

     The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2005, due by period. This table excludes further commitments of $34.9 million to the Company’s related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments and letter of credit facilities of $3.5 billion. See Item 8, Note 14 and Note 18 to the Consolidated Financial Statements. See Item 8, Note 13 to the Consolidated Financial Statements for further information.

Contractual Obligations		Less than	1 to	3 to	More than
(U.S. dollars in thousands)	Total	1 year	3 years	5 years	5 years

Long-term debt obligations	$3,420,000	$45,000	$–	$1,570,000	$1,805,000
Interest on long-term debt	1,329,353	167,313	339,153	298,066	524,821
Contingent capital facilities (4)	100,875	13,912	27,824	25,059	34,080
Equity Units	90,631	44,921	42,451	3,259	–
Capital lease obligations	319,540	10,754	22,322	23,451	263,013
Operating lease obligations	243,109	36,397	61,583	43,555	101,574
Deposit liabilities (1)	9,643,621	2,184,893	2,900,280	1,089,443	3,469,005
Future policy benefits (3)	9,283,116	484,186	755,935	768,633	7,274,362
Unpaid losses and loss expenses (2)	24,195,064	7,623,467	7,837,336	3,487,500	5,246,761

Total	$48,625,309	$10,610,843	$11,986,884	$7,308,966	$18,718,616

(1)	Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2005 amounted to $8,240,987. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 11 to the Consolidated Financial Statements for further information.

(2)	The unpaid loss and loss expenses amounted to $23,767,672 on the Company’s Consolidated Balance Sheet at December 31, 2005. The timing and amounts of actual claims payments related to these reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.
(3)	Future policy benefit reserves on life and annuity business amounted to $5,606,461 on the Company’s Consolidated Balance Sheet at December 31, 2005. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.
(4)	Contingent capital facilities related payments include an estimate at the payments due under the past option agreement of $200 per month. Actual payments depend on the return on certain assets and LIBOR.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     The Company utilizes variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

     The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk-based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in collateralized debt obligations (“CDOs”), and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

     In 2003, the Company entered into an aggregate of $500.0 million of commercial paper-based credit facilities (the “Credit Facilities”). The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations will be recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet. See also “Liquidity and Capital Resources” for more details regarding this off-balance sheet collateral arrangement.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to Hurricanes Katrina, Rita and Wilma and other natural catastrophes; (iii) the Company’s ability to realize the expected benefits of the collateralized quota share reinsurance treaty that it entered into in the fourth quarter of 2005 with respect to specified portions of its property catastrophe and retrocessional lines of business; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from WSIC in connection with the Company’s acquisition of the Winterthur Business; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the size of the Company’s claims relating to the hurricane and tsunami losses described herein may change due to the preliminary nature of some of the reports and estimates of loss and damage to date; (vii) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (viii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (ix) increased competition on the basis of pricing, capacity, coverage terms or other factors; (x) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Assumptions
(U.S. dollars in thousands)	% Change	Decrease in Fair Value

Interest rate	1% decrease	$464
Default rate	10% increase	$319
Recovery rate	10% decrease	$449

Weather and Energy Market Risk

     The Company offers weather and contingent energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets or through the use of quota share or excess of loss arrangements.

     Fair values for the Company’s natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments that do not have quoted market prices, requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in respect of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest rates and other market factors.

     The following table summarizes the movement in the fair value of contracts outstanding during the year ended December 31, 2005:

Unrealized gain
(U.S. dollars in thousands)	(loss)

Fair value of contracts outstanding, beginning of the year	$7,219
Option premiums received, net of premiums realized (1)	3,047
Reclassification of settled contracts to realized (2)	3,620
Other changes in fair value (3)	(18,231)

Fair value of contracts outstanding, end of year	$(4,345)

(1)	For the year ended December 31, 2005, the Company collected $26.4 million of paid premiums and realized $29.5 million of premiums on expired transactions for a net decrease in the balance sheet derivative liability of $3.1 million.
(2)	The Company received $3.6 million to settle derivative positions during the year ended December 31, 2005, resulting in a reclassification of this amount from unrealized to realized and an increase in the balance sheet derivative liability.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $18.2 million on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $29.5 million of premiums.

     The change in fair value of contracts outstanding at December 31, 2005, as compared to the beginning of the year is primarily due to the settlement of positive fair value positions during the first half of the year.

The following table summarizes the maturity of contracts outstanding at December 31, 2005:

				Greater
Source of Fair Value	Less than			than 5	Total Fair
(U.S. dollars in thousands)	1 Year	1-3 Years	3-5 Years	Years	Value

Prices actively quoted	$–	$–	$–	$–	$–
Prices based on models and other
valuation methods	(5,293)	(676)	1,624	–	(4,345)

Total fair value of contracts outstanding	$(5,293)	$(676)	$1,624	$–	$(4,345)

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

     The Company calculates the VaR of the investment portfolio using a one month time horizon and a 95% level of confidence. This means that, on average, the Company could expect losses greater than predicted by the VaR results 5% of the time, or once every 20 months. The calculation of VaR is performed monthly using a full valuation based on the Monte Carlo approach and it is expressed both in terms of U.S. dollars and as a percentage of the Company’s investment portfolio.

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

     The VaR of the investment portfolio at December 31, 2005 was approximately $489.0 million. The VaR of all investment relative derivatives excluding investments in affiliates and other investments was $26.3 million at December 31, 2005.

     In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2005, approximately $16.5 billion (41% of the Company’s investment portfolio at market value) used proxy time series data.

     Approximately $12.4 billion related to various fixed income portfolios, $2.5 billion to various cash portfolios, $1.3 billion to alternative investments, $252.2 million to private investments, $105.2 million to equity portfolios, and $4.5 million to derivatives. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

     The following two tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the total investment portfolio during the year ended December 31, 2005, based upon the VaR at quarter end dates. The two tables also include the Company’s VaR in percentage and dollar terms, respectively, for the total investment portfolio as at December 31, 2005. The Company’s investment portfolio VaR as at December 31, 2005 is not necessarily indicative of future VaR levels.

				At December 31,
	Average VaR	Minimum VaR	Maximum VaR	2005
	% VaR (1)	% VaR (1)	% VaR (1)	% VaR (1)

Fixed Income	1.35%	1.16%	1.55%	1.27%
Alternatives (2)	0.07%	0.06%	0.10%	0.07%
Derivatives	0.06%	0.04%	0.08%	0.07%
Equity	0.07%	0.06%	0.09%	0.06%
Private Investments	0.04%	0.03%	0.06%	0.03%
Cash Equivalents	0.02%	0.01%	0.04%	0.01%
Total Undiversified VaR (3)	1.61%	1.44%	1.77%	1.51%
Diversification VaR (4)	(0.24)%	NA	NA	(0.30)%
Total Investment Portfolio VaR (5)	1.37%	1.20%	1.55%	1.21%

NA – not applicable
				VaR as at
	Average VaR	Minimum VaR	Maximum VaR	December 31,
	during 2005	during 2005	during 2005	2005
(U.S. dollars in millions)	% VaR (6)	% VaR (6)	% VaR (6)	% VaR (6)

Total Investment Portfolio VaR (5)	480.1	409.1	559.5	489.0

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the total investment portfolio.
(2)	The majority of the Company’s alternative investment portfolio is accounted for as investments in affiliates. However, for purposes of monitoring and tracking the Company’s total investment market risk, the total alternative investment portfolio is included in these calculations.
(3)	Average Total Undiversified VaR for the year ended December 31, 2005 and Total Undiversified VaR at December 31, 2005 is the summation of the individual VaRs for each of the separate asset classes and, by construction, ignores any and all correlations between the different asset classes. The Total Undiversified VaR therefore ignores diversification benefits that exist in between these different asset classes. Maximum and Minimum Total Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate asset classes since the Maximum and Minimum VaRs for each of the asset classes and the Maximum and Minimum Total Undiversified VaR do not necessarily refer to the same point in time.
(4)	Diversification VaR equals the difference between the Total Investment Portfolio VaR and the Total Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the actual asset classes and the latter explicitly does not, the difference in the two VaR results is due to the “diversification benefits.” These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: allocations changes; changes in the correlations between the different asset classes; and changes in the general asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR for the six different asset class portfolios do not refer to the same point in time, therefore it is not meaningful to calculate the Diversification VaR.
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

     The Company’s total undiversified VaR, which ignores any correlation and diversification benefits, at December 31, 2005 was 1.51% compared to a maximum of 1.77% and a minimum of 1.44% during 2005. The Company’s average diversification VaR during 2005 resulted in an average reduction of the Company’s total undiversified VaR of 0.24% and as at December 31, 2005 was 0.30% .

     The Company’s total investment portfolio VaR was on average 1.37% during 2005 and as at December 31, 2005, was 1.21% . The Company’s maximum and minimum total investment portfolio VaR during 2005 were 1.55% and 1.20%, respectively. The Company’s largest VaR exposure during the year ended December 31, 2005 was to fixed income. The average VaR for fixed income was 1.35%, compared to a maximum of 1.55% and a minimum of 1.16% . As at December 31, 2005, the fixed income VaR was 1.27% .

     At December 31, 2005, the ranking for the Company’s asset class risk, based on the individual asset class VaRs, was: fixed income; alternative investments; derivatives; equity; private investments; and cash equivalents.

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

     The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at the quarters ended March 31, June 30, September 30 and December 31, 2005. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

	March 31,	June 30,	September 30,	December 31,
Stress Test	2005	2005	2005	2005

Maximum loss impact on portfolio	(5.4%)	(5.8%)	(5.8%)	(5.2%)
Maximum gain impact on portfolio	19.3%	19.7%	19.3%	17.3%

     From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2005 was 5.8%, based on the investment portfolio as at June 30, 2005 and September 30, 2005. The largest upside risk exposure during 2005 was 19.7% as at June 30, 2005.

     Given the investment portfolio allocations as at December 31, 2005, the Company would expect to lose approximately 5.2% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2005, the Company would expect to gain approximately 17.3% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at December 31, 2005, the value of the Company’s fixed income portfolio including cash and cash equivalents and net payable for investments purchased was approximately $37.9 billion as compared to approximately $28.9 billion as at December 31, 2004. As at December 31, 2005, the fixed income portfolio consisted of approximately 91.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 89.1% as at December 31, 2004.

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

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2005.

Total

AAA	57.2%
AA	13.2%
A	16.6%
BBB	10.6%
BB & below	2.2%
NR	0.2%

Total	100.0%

     At December 31, 2005 and 2004, the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at December 31, 2005, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 3.6% of the total fixed income portfolio and approximately 19.7% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings (2)	Fixed Income Portfolio (1)

General Electric Company	0.4%
HSBC Holding plc	0.4%
Citigroup Inc	0.4%
Lloyd’s TSB Group plc	0.4%
HBOS plc	0.4%
Bank of America Corporation	0.4%
Wells Fargo & Co	0.4%
Royal Bank of Scotland Group plc	0.4%
Wal-Mart Stores Inc	0.3%
Wachovia Corp	0.3%

(1)      Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2005, would decrease the fair value of the Company’s fixed income portfolio by approximately 3.9% or $1.5 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

     In addition, the Company has short-term debt and long-term debt outstanding. Interest rates on short-term debt are LIBOR-based. Accordingly, any changes in interest rates will affect interest expense.

     Equity Portfolio

     As at December 31, 2005, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $869 million as compared to $963 million as at December 31, 2004. As at December 31, 2005, the Company’s allocation to equity securities was approximately 2.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 3.0% as at December 31, 2004.

     As at December 31, 2005, approximately 53% of the equity portfolio was invested in U.S. companies as compared to approximately 60% as at December 31, 2004. As at December 31, 2005, the top ten equity holdings represented approximately 5.8% of the Company’s total equity portfolio as compared to approximately 8.0% as at December 31, 2004.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $86.9 million as at December 31, 2005.

     Alternative Investment Portfolio

     A portion of the Company’s portfolio is invested in funds that pursue alternative investment strategies, with the investment objective of attaining high risk-adjusted total return while maintaining moderate to low level of sensitivity to movements in the traditional asset classes and realizing a low volatility. Investments within this portfolio are generally fund investments in limited partnerships or similar vehicles, with each fund pursuing absolute return investment mandates, typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets.

     Various strategies can be pursued and the Company classifies each fund allocation into four general style categories. The four styles are: Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbi-trage and convertible arbitrage opportunities; and Multi-strategy, which includes strategies incorporating aspects of the above.

     The Company utilizes additional risk and portfolio management analytics and processes to enhance the overall management and assessment of the alternative investment portfolio. Central to the portfolio and risk management processes is the receipt of information on each of its allocations that is sufficient to assess risks and exposures of the fund allocations and to monitor how the portfolio and associated risk changes over time. The level and frequency of information required by the Company on each investment depends on the type of strategy that a fund pursues; the expected risk profile and types of risk that the fund and underlying securities are exposed to the liquidity of the fund and underlying securities; and the size of the allocation.

     The Company’s alternative investment portfolio had approximately 80 separate investments in different funds at December 31, 2005 with a total exposure of $1.7 billion making up approximately 4.1% of total investments compared to December 31, 2004 where the Company had over 100 separate fund investments with a total exposure of $1.7 billion representing approximately 5.2% of total investments.

     At December 31, 2005, the alternative investment style allocation was 43% in Directional/tactical strategies, 31% in Event driven strategies, 18% in Arbitrage strategies, and 8% in Multi-strategy strategies. At December 31, 2004, the Alternative investment style allocation was 42% in Directional/tactical strategies, 25% in Arbitrage strategies, 25% in Event driven strategies and 8% in Multi-strategy strategies.

     Private Investment Portfolio

     A portion of the Company’s portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

     As at December 31, 2005, the Company’s exposure to private investments was approximately $252.2 million compared to $187.1 million as at December 31, 2004. As at December 31, 2005, and 2004, the Company’s exposure to private investments consisted of approximately 0.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased).

     Bond and Stock Index Futures Exposure

     At December 31, 2005, bond and stock index futures outstanding had a net long position of $46.4 million as compared to a net long position of $1.3 billion at December 31, 2004. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $4.6 million as at December 31, 2005 and $129.5 million as at December 31, 2004, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

     Foreign Currency Exchange Risk

     The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts was $603 million and $3.8 million as at December 31, 2005 and 2004 respectively, with a net unrealized gain of $15.9 million and a net unrealized loss of $11.8 million as at December 31, 2004 and 2005, respectively.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Related Notes	Page

Consolidated Balance Sheets as at December 31, 2005 and 2004	110
Consolidated Statements of Income and Comprehensive Income for the years ended
December 31, 2005, 2004 and 2003	111
Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2005, 2004 and 2003	112
Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003	113
Notes to Consolidated Financial Statements for the years ended
December 31, 2005, 2004 and 2003	115

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2005 AND 2004

A S S E T S
(U.S. dollars in thousands, except share amounts)	2005	2004

Investments:
Fixed maturities at fair value (amortized cost: 2005, $31,984,076; 2004, $24,452,348)	$32,309,565	$25,100,194
Equity securities, at fair value (cost: 2005, $696,858; 2004, $ 778,117)	868,801	962,920
Short-term investments, at fair value (amortized cost: 2005, $2,552,589; 2004, $1,738,845)	2,546,073	1,760,714

Total investments available for sale	35,724,439	27,823,828
Investments in affiliates	2,046,721	1,936,852
Other investments (cost: 2005, $372,546; 2004, $ 404,303)	399,417	405,737

Total investments	38,170,577	30,166,417
Cash and cash equivalents	3,693,475	2,203,726
Accrued investment income	391,660	326,510
Deferred acquisition costs	866,200	845,422
Prepaid reinsurance premiums	1,067,556	992,260
Premiums receivable	3,799,041	3,838,228
Reinsurance balances receivable	1,043,013	1,095,739
Unpaid losses and loss expenses recoverable	6,441,522	6,971,356
Goodwill and other intangible assets	1,814,544	1,827,782
Deferred tax asset, net	318,399	288,599
Other assets	848,914	689,430

Total assets	$58,454,901	$49,245,469

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$23,767,672	$19,837,669
Deposit liabilities	8,240,987	5,974,726
Future policy benefit reserves	5,606,461	4,335,056
Unearned premiums	5,388,996	5,191,368
Notes payable and debt	3,412,698	2,721,431
Reinsurance balances payable	1,414,752	1,565,689
Net payable for investments purchased	639,034	273,535
Other liabilities	1,438,234	1,533,860
Minority interest	74,256	73,440

Total liabilities	$49,983,090	$41,506,774

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01
Issued and outstanding: (2005 and 2004 9,200,000)	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01
Issued and outstanding: (2005 and 2004 11,500,000)	115	115
Class A ordinary shares, 999,990,000 authorized, par value $0.01
Issued and outstanding: (2005, 179,528,593; 2004, 138,932,481)	1,795	1,389
Additional paid in capital	6,472,839	3,950,175
Accumulated other comprehensive income	268,243	460,273
Deferred compensation	(95,464)	(69,988)
Retained earnings	1,824,191	3,396,639

Total shareholders’ equity	$8,471,811	$7,738,695

Total liabilities and shareholders’ equity	$58,454,901	$49,245,469

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(U.S. dollars in thousands, except share and per share amounts)	2005	2004	2003

Revenues:
Net premiums earned – general operations	$6,873,638	$6,987,940	$6,089,578
Net premiums earned – life and annuity operations	2,237,721	1,365,176	708,994
Net premiums earned – financial operations	254,136	228,898	195,344
Net investment income	1,475,039	1,035,012	815,487
Net realized gains on investments	241,882	246,547	120,195
Net realized and unrealized gains on
derivative instruments	28,858	73,493	6,073
Net income from investment affiliates	154,844	124,008	119,200
Fee income and other	19,297	35,317	41,744

Total revenues	$11,285,415	$10,096,391	$8,096,615

Expenses:
Net losses and loss expenses incurred – general
and financial operations	$7,465,001	$4,911,488	$4,696,427
Claims and policy benefits – life and annuity operations	2,479,364	1,480,535	791,454
Acquisition costs	1,195,344	1,264,864	1,167,186
Operating expenses	982,059	1,053,135	797,826
Foreign exchange losses (gains)	10,954	(40,678)	(38,619)
Interest expense	403,849	292,234	233,929
Amortization of intangible assets	10,752	15,827	4,637

Total expenses	$12,547,323	$8,977,405	$7,652,840

(Loss) income before minority interest, income tax and net income
from operating affiliates	$(1,261,908)	$1,118,986	$443,775
Minority interest in net income of subsidiary	8,210	8,387	9,264
Income tax expense	49,284	91,343	31,455
Net income from operating affiliates	67,426	147,357	8,923

Net (loss) income	$(1,251,976)	$1,166,613	$411,979

Preference share dividends	(40,322)	(40,321)	(40,321)

Net (loss) income available to ordinary shareholders	$(1,292,298)	$1,126,292	$371,658

Net (loss) income	$(1,251,976)	$1,166,613	$411,979
Change in net unrealized appreciation (depreciation) of investments,
net of tax	(314,719)	198,912	352,719
Derivative gain (loss) on cash flow hedge	630	(6,118)	–-
Net unrealized gain or loss on future policy benefit reserves	(46,743)	(49,250)	(10,487)
Foreign currency translation adjustments	168,802	(173,466)	(36,851)

Comprehensive (loss) income	$(1,444,006)	$1,136,691	$717,360

Weighted average ordinary shares and ordinary share equivalents
outstanding – basic	141,406	137,903	136,906
Weighted average ordinary shares and ordinary share equivalents
outstanding – diluted	141,406	138,582	138,187

(Loss) Earnings per ordinary share and ordinary share equivalent – basic	$(9.14)	$8.17	$2.71

(Loss) Earnings per ordinary share and ordinary share equivalent – diluted	$(9.14)	$8.13	$2.69

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(U.S. dollars in thousands)	2005	2004	2003

Series A and B Preference Ordinary Shares:
Balance – beginning of year	$207	$207	$207
Issue of shares	–	–	–

Balance – end of year	$207	$207	$207

Ordinary Shares:
Balance – beginning of year	$1,389	$1,373	$1,360
Issue of shares	398	7	5
Exercise of stock options	9	10	8
Repurchase of shares	(1)	(1)	–

Balance – end of year	$1,795	$1,389	$1,373

Additional paid in capital:
Balance – beginning of year	$3,950,175	$3,949,421	$3,979,979
Issue of shares	2,504,872	59,407	34,103
Stock option expense	20,457	14,575	5,590
Exercise of stock options	36,293	34,796	42,103
Repurchase of shares	(2,036)	(3,558)	(424)
Equity units / debt value	(36,922)	(104,466)	–
Contingent capital costs	–	–	(111,930)

Balance – end of year	$6,472,839	$3,950,175	$3,949,421

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$460,273	$490,195	$184,814
Net change in unrealized gains (losses) on investment portfolio,
net of tax	(340,156)	211,933	356,137
Net change in unrealized (losses) gains on affiliate
and other investments	25,437	(13,021)	(3,418)
Derivative loss on cash flow hedge	630	(6,118)	–
Net unrealized gain or loss on future policy benefit reserves	(46,743)	(49,250)	(10,487)
Foreign Currency translation adjustments	168,802	(173,466)	(36,851)

Balance – end of year	$268,243	$460,273	$490,195

Deferred Compensation:
Balance – beginning of year	$(69,988)	$(46,124)	$(31,282)
Issue of restricted shares	(58,480)	(52,257)	(32,757)
Amortization	33,004	28,393	17,915

Balance – end of year	$(95,464)	$(69,988)	$(46,124)

Retained Earnings:
Balance – beginning of year	$3,396,639	$2,541,843	$2,434,511
Net (loss) income	(1,251,976)	1,166,613	411,979
Dividends on Class A ordinary shares	(276,655)	(270,452)	(263,176)
Dividends on Series A and B preference ordinary shares	(40,322)	(40,321)	(40,321)
Repurchase of shares	(3,495)	(1,044)	(1,150)

Balance – end of year	$1,824,191	$3,396,639	$2,541,843

Total shareholders’ equity	$8,471,811	$7,738,695	$6,936,915

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(U.S. dollars in thousands)	2005	2004	2003

Cash Flows (used in) Provided by Operating Activities:
Net (loss) income	$(1,251,976)	$1,166,613	$411,979
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Net realized (gains) losses on sales of investments	(241,882)	(246,547)	(120,195)
Net realized and unrealized (gains) losses on derivative instruments	(28,858)	(73,493)	(6,073)
Amortization of discounts on fixed maturities	50,206	80,740	44,792
Amortization of intangible assets	10,752	15,827	4,637
Amortization of deferred compensation	33,004	28,393	17,915
Accretion of convertible debt	976	21,775	25,512
Accretion of deposit liabilities	227,743	148,587	123,750
Equity in net income of investment, and operating affiliates	(222,270)	(271,365)	(128,123)
Unpaid losses and loss expenses	3,930,003	3,074,545	3,430,622
Unearned premiums	197,628	461,379	701,690
Premiums receivable	39,187	(350,906)	105,391
Unpaid losses and loss expenses recoverable	529,834	(926,335)	(935,055)
Future policy benefit reserves	1,271,405	1,284,531	691,107
Prepaid reinsurance premiums	(75,296)	(14,665)	(20,559)
Reinsurance balances receivable	52,726	263,747	(119,516)
Reinsurance balances payable	(150,937)	39,950	(398,411)
Deferred acquisition costs	(20,778)	(67,540)	(89,601)
Deferred tax asset	(29,800)	21,478	10,547
Other	(72,231)	(212,676)	(374,832)

Total adjustments	$5,501,412	$3,277,425	$2,963,598

Net cash provided by operating activities	$4,249,436	$4,444,038	$3,375,577

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$22,113,395	$23,346,159	$27,235,169
Proceeds from redemption of fixed maturities and
short-term investments	2,415,467	3,976,544	11,462,093
Proceeds from sale of equity securities	1,125,801	771,943	1,224,420
Purchases of fixed maturities and short-term investments	(32,738,114)	(33,935,292)	(44,732,460)
Purchases of equity securities	(946,373)	(805,235)	(909,414)
Investments in affiliates, net of dividends received	106,610	88,997	(56,004)
Acquisition of subsidiaries, net of cash acquired	–	–	(91,470)
Other investments	19,070	(27,666)	(27,847)
Fixed assets and other	–	–	(3,338)
Net proceeds from purchase and sale of leasehold property	–	–	45,307

Net Cash Used in Investing Activities	$(7,904,144)	$(6,584,550)	$(5,853,544)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (Continued)
(U.S. dollars in thousands)	2005	2004	2003

Cash Flows Provided by Financing Activities:
Proceeds from exercise of stock options and issue of common shares	$2,478,065	$41,480	$42,113
Repurchase of common shares	(5,532)	(4,602)	(1,574)
Dividends paid on common shares	(276,655)	(270,452)	(263,176)
Dividends paid on preference shares	(40,322)	(40,321)	(40,321)
Proceeds from notes payable and debt	790,291	1,742,317	–
Repayment of notes payable and debt	(100,000)	(974,384)	–
Deposit liabilities	2,023,601	1,452,493	1,551,041
Net cash flow on securities lending	274,582	(324,470)	313,861

Net cash provided by financing activities	5,144,030	1,622,061	1,601,944

Effects of exchange rate changes on foreign currency cash	427	(228)	2,646
Increase (Decrease) in cash and cash equivalents	1,489,749	(518,679)	(873,377)
Cash and cash equivalents – beginning of year	2,203,726	2,722,405	3,595,782

Cash and cash equivalents – end of year	$3,693,475	$2,203,726	$2,722,405

Net taxes (paid) received	$(34,500)	$(30,861)	$(3,154)
Interest paid	$(143,437)	$(79,848)	$(62,929)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

     On July 25, 2001, the Company acquired certain Winterthur International insurance operations (the “Winterthur Business”) to extend its predominantly North American-based large corporate business globally. Effective July 1, 2001, the Company’s results include the Winterthur Business. See Note 5 for additional information. In 2003, the Company re-branded “XL Winterthur International” to “XL Insurance Global Risk”.

     In 1999, XL Capital Ltd merged with NAC Re Corp (“NAC”), a Delaware corporation. NAC was organized in 1985 and wrote property and casualty insurance and reinsurance in the U.S., Canada and Europe.

2. Significant Accounting Policies

     (a) Basis of Preparation and Consolidation

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2004 and 2003 have been reclassified to conform to the current year presentation.

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

     (b) Premiums and Acquisition Costs

     Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guaranty installment premiums are recorded as premiums written when due.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (b) Premiums and Acquisition Costs (continued)

     Premiums are earned on a pro-rata basis over the period the coverage is provided. Financial guaranty insurance premiums are earned pro-rata to the amount of risk outstanding over the life of the exposure. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded, as applicable.

     Reinstatement premiums are recognized and earned at the time a loss event occurs.

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

     Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of commissions paid to brokers and cedents and certain underwriting costs and are deferred and amortized over the period that the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

     (c) Reinsurance

     In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recorded at the time a loss event occurs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provisions are made for estimated unrecoverable reinsurance.

     (d) Fee Income and Other

     Fee income and other includes fees received for insurance and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

     (e) Other Than Temporary Declines in Investments

     The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in fair value below carrying value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that declines in fair values are other than temporary, the cost of the security is written down to fair value below carrying value and the previously unrealized loss is therefore realized in the period such determination is made.

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

     The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated and recorded at fair value with changes in fair value recognized in earnings.

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

     Short-term investments comprise investments with a remaining maturity less than one year. Equity securities include investments in open end mutual funds.

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

     Investment In Affiliates

     Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheets and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLC’s or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (g) Total Investments (continued)

     The determination of whether an entity is classified as an affiliate for GAAP accounting purposes may be different from the determination of whether such entity would constitute an affiliate for any other purposes, including regulatory purposes. The income from affiliates is shown separately between net income from operating affiliates and net income from investment affiliates. Any decline in value of an affiliate investment considered by management to be other than temporary is charged to income in the period that it is determined.

     Other investments

     The Company accounts for its other investments which do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

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

     (i) Foreign Currency Translation

     Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the forseeable future, are included in “accumulated other comprehensive income (loss).”

     Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the exchange rate on the date the transaction occurs with the resulting foreign exchange gains and losses recognized in income.

     (j) Intangible Assets

     Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant it. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to income at that time.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (j) Intangible Assets (continued)

     Intangible assets with an indefinite life and goodwill are not amortized. The Company continues to review the carrying value of goodwill related to all of its investments for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined. See Note 4 for further information.

     (k) Losses and Loss Expenses

     Unpaid losses and loss expenses include reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company’s general and financial operations is established by management based on amounts reported from insureds or ceding companies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

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

     Certain workers’ compensation, long-term disability liabilities and financial guaranty case reserve contracts are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

     For the Company’s financial guaranty reserves, a case basis reserve for unpaid losses and loss adjustment expenses is recorded at the net present value of an estimated loss when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at a balance sheet date. The Company also maintains an unallocated reserve on its financial guaranty business which is based on actuarial reserving analysis. This reserve is available to be applied to new case basis reserves that may be established for claims on current outstanding insured principal and interest in the future. This non-specific reserve is established for expected levels of losses associated with currently insured issues and is based on a portion of premiums earned to date. The Company, on an ongoing basis, monitors these reserves and may periodically adjust such reserves based on the Company’s actual loss experience, its future mix of business, and its view of future economic conditions.

     Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company’s total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting there from are reflected in income of the year in which the adjustments are made.

     (l) Deposit Liabilities

     Contracts entered into by the Company with cedents which are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at an amount equal to the assets received. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (l) Deposit Liabilities (continued)

     The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the “best estimate” of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as adjustments to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

     (o) Stock Plans

     The Company accounts for stock compensation plans in accordance with the fair value recognition provisions of FAS 123 “Accounting for Stock-Based Compensation”. This method was adopted as of January 1, 2003 using the prospective method allowed under FAS 148, “Accounting for Stock-Based Compensation – Transition and

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (o) Stock Plans (continued)

Disclosure” for options and employee stock purchase Plan shares granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for these plans under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of grant. Awards under the Company’s stock plans vest over periods ranging from three to four years. If the fair value-based method had been applied to all awards since the original effective date of FAS 123, the cost related to employee stock-based compensation included in the determination of net income would have been higher. FAS 148 amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table illustrates the net effect on net income and earnings per ordinary share if the fair value method had been applied to all outstanding and unvested awards for each of the three years ended December 31, 2005, 2004 and 2003:

(U.S. dollars in thousands, except per share amounts)	2005	2004	2003

Net (loss) income available to ordinary shareholders – as reported	$(1,292,298)	$1,126,292	$371,658
Add: Stock-based employee compensation expense included in
reported net income, net of related tax.	17,485	14,575	5,590
Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards
net of related tax effects	(21,513)	(43,404)	(49,473)

Pro forma net (loss) income available to ordinary shareholders	$(1,296,326)	$1,097,463	$327,775

Earnings (loss) per ordinary share:
Basic – as reported	$(9.14)	$8.17	$2.71
Basic – pro forma	$(9.17)	$7.96	$2.39
Diluted – as reported	$(9.14)	$8.13	$2.69
Diluted – pro forma	$(9.17)	$7.92	$2.37

     (p) Per Share Data

     Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.

     (q) Fair Value of Financial Instruments

     Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues or estimates of fair values determined by the Company. See Notes 2, 6, 14 and 15 for further information on other financial instruments.

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

     In December 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement is effective as of January 1, 2006. The Company adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FAS 148. FAS 123 (Revised) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. However, had we adopted FAS 123 (Revised) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 (o) – Stock Plans to our consolidated financial statements. Statement 123 (Revised) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increased net financing cash flows in periods after adoption.

     In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R) (“FSP FIN 46(R)-5”), which requires an enterprise to consider whether it holds an implicit variable interest in a Variable Interest Entity (“VIE”) and what effect this may have on the calculation of expected losses and residual returns of the VIE and the determination of which party, if any, is considered the primary beneficiary of the VIE. FSP FIN 46(R)-5 was effective for the first reporting period beginning after March 3, 2005 and did not have a material impact on the Company’s financial condition or results of operations.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (r) Recent Accounting Pronouncements (continued)

     In July 2005, the FASB issued FSP APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method In Accordance With APB Opinion No. 18 upon a Loss of Significant Influence (“FSP APB 18-1”), to provide guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence. The FASB believes that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investments at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. FSP APB 18-1 became effective during the fourth quarter of 2005 and did not have a material impact on the Company’s financial condition or results of operations.

     In August 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP FAS 123(R)-1”), to defer the requirement of FAS 123(R) that a freestanding financial instrument originally subject to FAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee of the entity. This FSP notes that these instruments should continue to be subject to the recognition and measurement provisions of FAS 123(R) throughout the life of the instrument, unless their terms are modified when the holder is no longer an employee. Following modification, recognition and measurement should be determined through reference to other applicable GAAP. FSP FAS 123(R)-1 became effective during the fourth quarter of 2005 and did not have a material impact on the Company’s financial condition or results of operations.

     In November 2005, the FASB issued FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to finalize the guidance which was initially provided in EITF 03-1, on (1) when an investment is considered impaired, (2) whether that impairment is “other-than-temporary,” (3) how to measure the impairment loss, and (4) disclosures related to impaired securities. Because of concerns about the application of EITF 03-1’s guidance that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of EITF 03-1’s guidance. This FSP now officially nullifies EITF 03-1’s guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area. The FSP generally carries forward EITF 03-1’s guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. The guidance is applicable as of January 1, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

     In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide a practical transition election related to accounting for the tax effects of share-based payment awards to employees. This FSP stated that either the method outlined previously in FAS 123(R) or the “Short-Cut Method” outlined in the FSP, should be followed to calculate the historical pool of windfall tax benefits upon adoption of FAS 123R. The Short-Cut Method could be used to calculate the beginning balance of the APIC pool related to employee stock options. This FSP is effective as of November 10, 2005 and the Company must decide on whether to make the one-time accounting policy election to calculate the historical pool of windfall tax benefits available using the “short-cut” method as discussed in the FSP or the “long-form” method as outlined in FAS 123R, prior to January 1, 2007. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

     (r) Recent Accounting Pronouncements (continued)

     The Company is aware of the SEC’s recent review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. In June 2005, the FASB undertook a project to review this matter and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. The Company will continue its loss reserving methodology as noted in Note 2 (k) until further guidance is provided by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $173.7 million and $145.3 million at December 31, 2005 and 2004, respectively.

3. Segment Information

     The Company operates through three business segments: Insurance, Reinsurance and Financial Products and Services. These business segments were determined in accordance with Statement of Financial Accounting Standards (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

  Political risk insurance business units now report to executive management of the Financial Products and Services segment and, as such, future earnings from this business are no longer reported in the Insurance segment but included with financial operations.

  All operations of business units within the Financial Products and Services segment, including guaranteed investment contracts and funding agreements, are now reported under financial operations in order to consolidate businesses with similar operating characteristics and risks.

  All net investment income and net income from affiliates generated by assets and interest expense incurred on liabilities of the business units within the Financial Products and Services segment is reported under financial operations. This income and expense is included in financial operations as it relates to interest on portfolios of separately identified and managed assets and deposit liabilities. Management believes this change better reflects the nature of spread focused business.

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

     Insurance Operations

     General insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, U.S. workers’ compensation, property catastrophe, and primary property and liability coverages. Specialty lines products include the following lines of business: professional liability, environmental liability, political risk insurance, aviation and satellite, marine and offshore energy insurance, equine and other insurance coverages including program business.

     Reinsurance Operations

     Reinsurance general business written includes treaty and facultative reinsurance to primary insurers of casualty and property risks, principally: general liability; professional liability; accident and health; automobile and workers’ compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. While the Company’s life and annuity reinsurance business is primarily European term assurance, group life, critical illness cover, immediate annuities in payment and disability income business, it is developing a U.S. platform.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

     The following is an analysis of results by segment together with a reconciliation to net income or loss:

			Financial
Year Ended December 31, 2005:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$4,102,697	$2,770,941	$–	$6,873,638
Fee income and other	4,223	(278)	–	3,945
Net losses and loss expenses	4,595,551	2,763,378	–	7,358,929
Acquisition costs	505,636	600,615	–	1,106,251
Operating expenses (4)	517,800	155,095	–	672,895
Exchange gains (losses)	(25,472)	33,144	–	7,672

Underwriting (loss)	$(1,486,595)	$(781,569)	–	$(2,268,164)

Life and Annuity Operations:
Net premiums earned	–	$2,237,721	–	$2,237,721
Fee income and other	–	320	–	320
Claims and policy benefits	–	2,479,364	–	2,479,364
Acquisition costs	–	59,018	–	59,018
Operating expenses (4)	–	18,664	–	18,664
Exchange loss	–	1,421	–	1,421
Net investment income	–	290,517	–	290,517

Net (loss) from life and annuity operations	$–	$(29,909)	$–	$(29,909)

Financial Operations:
Net premiums earned			$254,136	$254,136
Fee income and other			15,032	15,032
Net losses and loss expenses			106,072	106,072
Acquisition costs			30,075	30,075
Operating expenses (4)			70,912	70,912
Exchange losses			1,861	1,861

Underwriting profit			$60,248	$60,248
Net investment income – financial guarantee			71,781	71,781
Net investment income – structured product			313,936	313,936
Interest expense – structured products			216,392	216,392
Operating expenses – structured products			42,679	42,679
Net income from financial and investment affiliates			10,866	10,866
Minority interest			8,431	8,431
Net results from derivatives			45,433	45,433

Contribution from financial operations			$234,762	$234,762

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2005:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Investment income, general operations				$798,805
Net realized and unrealized gains on investments and
investment derivatives (1)				225,307
Net income from investment and operating affiliates				211,404
Interest expense (2)				187,457
Amortization of intangible assets				10,752
Corporate operating expenses				176,909
Minority interest				(221)
Income tax				49,284

Net loss				$(1,251,976)

Ratios – General operations (3):
Loss and loss expense ratio	112.0%	99.7%		107.1%
Underwriting expense ratio	25.0%	27.3%		25.8%

Combined ratio	137.0%	127.0%		132.9%

(1)	This includes net realized gains on investments of $241.9 million and net realized and unrealized losses on investment derivatives of $(16.6) million.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	Ratios are based on net premium earned from general operations excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.
(4)	Operating expenses exclude corporate operating expenses, shown separately.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

     The following is an analysis of results by segment together with a reconciliation to net income or loss:

			Financial
Year Ended December 31, 2004:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$4,054,795	$2,933,145	$–	$6,987,940
Fee income and other	23,461	223	–	23,684
Net losses and loss expenses	2,859,854	1,937,001	–	4,796,855
Acquisition costs	537,106	648,430	–	1,185,536
Operating expenses (4)	531,502	190,750	–	722,252
Exchange gains	(9,907)	(27,102)	–	(37,009)

Underwriting profit	$159,701	$184,289	$–	$343,990

Life and Annuity Operations:
Life premiums earned	$–	$1,365,176	$–	$1,365,176
Fee income and other	–	293	–	293
Claims and policy benefits	–	$1,480,535	–	1,480,535
Acquisition costs	–	48,830	–	48,830
Operating expenses (4)	–	14,071	–	14,071
Exchange gains	–	(499)	–	(499)
Net investment income	–	205,863	–	205,863
Interest expense	–	(6)	–	(6)

Net income from life and annuity operations	$–	$28,401	$–	$28,401

Financial Operations:
Net premiums earned			$228,898	$228,898
Fee income and other			11,340	11,340
Net losses and loss expenses			114,633	114,633
Acquisition costs			30,498	30,498
Operating expenses (4)			69,934	69,934
Exchange gains			(3,170)	(3,170)

Underwriting profit			$28,343	$28,343
Net investment income – financial guarantee			40,780	40,780
Net investment income – structured products			174,241	174,241
Interest expense – structured products			113,523	113,523
Operating expenses – structured products (4)			50,230	50,230
Net income from financial affiliates			20,668	20,668
Minority interest			8,708	8,708
Net results from derivatives			49,481	49,481

Contribution from financial operations			$141,052	$141,052

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2004:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Net investment income – general operations				$614,128
Net realized and unrealized gains on investments and
derivative instruments (1)				270,559
Net income from investment and operating affiliates				250,697
Interest expense (2)				178,717
Amortization of intangible assets				15,827
Corporate operating expenses				196,648
Minority interest				(321)
Income tax				91,343

Net income				$1,166,613

Ratios – General operations (3):
Loss and loss expense ratio	70.5%	66.0%		68.6%
Underwriting expense ratio	26.4%	28.6%		27.3%

Combined ratio	96.9%	94.6%		95.9%

(1)	This includes net realized gains on investments of $246.5 million and net realized and unrealized gains on investment derivatives of $24.0 million.
(2)	Interest expense excludes interest expense related to life and annuity operations shown separately.
(3)	Ratios are based on net premium earned from general operations excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.
(4)	Operating expenses exclude corporate operating expenses, shown separately.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

General Operations:
Net premiums earned	$3,611,444	$2,478,134	$–	$6,089,578
Fee income and other	13,103	2,121	–	15,224
Net losses and loss expenses	2,371,195	2,224,797	–	4,595,992
Acquisition costs	536,293	566,873	–	1,103,166
Operating expenses (4)	409,406	147,667	–	557,073
Exchange (gains)	(8,042)	(30,793)	–	(38,835)

Underwriting profit (loss)	$315,695	$(428,289)	$–	$(112,594)

Life and Annuity Operations:
Life premiums earned	$–	$708,994	$–	$708,994
Fee income and other	–	1,368	–	1,368
Claims and policy benefits	–	791,454	–	791,454
Acquisition costs	–	36,636	–	36,636
Operating expenses (4)	–	7,674	–	7,674
Exchange gains	–	(387)	–	(387)
Net investment income	–	138,267	–	138,267

Net income from life and annuity operations	$–	$13,252	$–	$13,252

Financial Operations:
Net premiums earned			$195,344	$195,344
Fee income and other			25,153	25,153
Net losses and loss expenses			100,435	100,435
Acquisition costs			27,384	27,384
Operating expenses (4)			47,209	47,209
Exchange losses			603	603

Underwriting profit			$44,866	$44,866
Net investment income – financial guarantee			$23,273	$23,273
Net investment income – structured products			111,873	111,873
Interest expense – structured products			98,022	98,022
Operating expenses – structured products			40,785	40,785
Net income from financial and investment affiliates			47,478	47,478
Minority interest			11,424	11,424
Net results from derivatives			7,983	7,983

Contribution from financial operations			$85,242	$85,242

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

			Financial
Year Ended December 31, 2003:			Products and
(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Services	Total

Corporate and other:
Net investment income – general operations				$542,074
Net realized and unrealized gains on investments and
derivative instruments (1)				118,285
Net income from investment and operating affiliates				80,644
Interest expense (2)				135,907
Corporate operating expenses				145,085
Income tax and other				33,932

Net income				$411,979

Ratios – General operations (3):
Loss and loss expense ratio	65.7%	89.8%		75.5%
Underwriting expense ratio	26.2%	28.8%		27.3%

Combined ratio	91.9%	118.6%		102.8%

(1)	This includes net realized gains on investments of $120.2 million and net realized and unrealized losses on investment derivatives of $1.9 million.
(2)	Interest expense excludes interest expense related to life and annuity operations.
(3)	Ratios are based on net premiums earned from general operations, excluding fee income and other. The underwriting expense ratio excludes exchange gains and losses.
(4)	Operating expenses exclude corporate operating expenses, shown separately.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

     The following tables summarize the Company’s net premiums earned by line of business:

Insurance	For the year ended
	December 31,
(U.S. dollars in thousands)	2005	2004	2003

General Operations:
Professional liability	$1,451,183	$1,361,013	$937,317
Other casualty	1,081,994	1,001,376	1,018,471
Property catastrophe	57,027	40,713	–
Other property	557,080	594,867	505,154
Marine, energy, aviation and satellite	739,841	889,170	784,885
Accident and health	1,692	11,235	55,893
Other (1)	213,880	156,421	309,724

Total General Operations	$4,102,697	$4,054,795	$3,611,444
Life and Annuity Operations	–	–	–
Financial Operations	–	–	–

Total	$4,102,697	$4,054,795	$3,611,444

(1) Other, includes political risk, surety, bonding, warranty and other lines.

Reinsurance	For the year ended
	December 31,
(U.S. dollars in thousands)	2005	2004	2003

General Operations:
Professional liability	$356,937	$375,582	$213,555
Other casualty	858,651	871,155	757,602
Property catastrophe	302,291	304,057	245,860
Other property	701,459	783,502	761,768
Marine, energy, aviation and satellite	194,646	204,500	191,344
Accident and health	31,399	42,706	30,628
Other (1)	325,558	351,643	277,377

Total General Operations	$2,770,941	$2,933,145	$2,478,134
Life and Annuity Operations	$2,237,721	$1,365,176	708,994
Financial Operations	–	–	–

Total	$5,008,662	$4,298,321	$3,187,128

(1)      Other, includes workers compensation, political risk, surety, bonding, warranty and other lines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (continued)

     The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

General and financial operations:	2005	2004	2003

Bermuda	$1,005,017	$1,137,543	$1,427,246
United States	3,498,113	3,640,460	3,246,547
Europe and other	2,877,426	2,817,393	2,240,255

Total general and financial operations	$7,380,556	$7,595,396	$6,914,048

Life and annuity operations:
Bermuda	$266,433	$278,448	$84,089
Europe and other	1,970,470	1,084,683	618,018

Total life and annuity operations	$2,236,903	$1,363,131	$702,107

Total	$9,617,459	$8,958,527	$7,616,155

4. Goodwill and Other Intangible Assets

     The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2005, 2004 and 2003:

		Intangible	Intangible
		assets with an	assets with a
(U.S. dollars in thousands)	Goodwill	indefinite life	definite life	Total

Balance at December 31, 2002	$1,598,136	$26,961	$28,603	$1,653,700
Additions	179,391	–	15,945	195,336
Amortization	–	–	(4,637)	(4,637)
Foreign Currency Translation	1,108	–	–	1,108

Balance at December 31, 2003	$1,778,635	$26,961	$39,911	$1,845,507
Amortization (1)	–	–	(18,544)	(18,544)
Foreign Currency Translation	819	–	–	819

Balance at December 31, 2004	$1,779,454	$26,961	$21,367	$1,827,782
Amortization	–	–	(10,752)	(10,752)
Foreign Currency Translation	(2,486)	–	–	(2,486)

Balance at December 31, 2005	$1,776,968	$26,961	$10,615	$1,814,544

(1)      Amortization of intangible assets includes $2.7 million related to an acquired block of business expensed through acquisition costs

     As at December 31, 2005 goodwill and other intangible assets related to the insurance segment was $450.0 million, the reinsurance segment was $1.38 billion and the financial products and services segment was $4.6 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The cost of the acquisition for the increase in ownership from 49% to 67% in 2002 was approximately $188.5 million. Goodwill arising from the acquisition was approximately $52.6 million. The Company recognized goodwill in excess of the fair value of XL Re Europe’s net assets to increase its European franchise for its reinsurance operations. Cash paid, net of cash acquired, amounted to $45.5 million during the year ended December 31, 2002.

     Pro forma financial information and condensed balance sheet information are not presented for the acquisition of XL Re Europe because the results of XL Re Europe’s operations are not significant to the consolidated balance sheet or consolidated results of operations of the Company.

     (b) Winterthur International

     On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) primarily to extend its predominantly North American-based large corporate insurance business globally. The Company provisionally paid to Winterthur Swiss Insurance Company (“WSIC”) $405.6 million at closing for the Winterthur Business based on the audited U.S. GAAP financial statements of the Winterthur Business as at December 31, 2000 and the price was subject to final determination based on the audited U.S. GAAP financial statements of the acquired Winterthur Business operations as at June 30, 2001. In December 2003, the Company reached an agreement with WSIC as to the final purchase price, which was $330.2 million. As a result, $75.4 million in cash was returned to the Company.

     Under the terms of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and WSIC, (the “SPA”) WSIC provided the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of reserves and premium Winterthur Business. This protection was based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA included a process for determining the amount due from WSIC by an independent actuarial process whereby the Independent Actuary develops a value of the seasoned net reserves. The actual final seasoned amount is the submission that is closest to the number developed by the Independent Actuary.

     As the Company and WSIC were unable to come to an agreement, the Company submitted to WSIC notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and WSIC made submissions for the independent actuarial process. The Company’s submission would have resulted in a net payable to the Company of approximately $1.4 billion in aggregate and WSIC submission would have resulted in a net payable to the Company of $541 million in aggregate.

     On December 6, 2005 the Company received the report from the Independent Actuary in connection with the Company’s post-closing protection. The Independent Actuary’s report concluded that WSIC submitted Seasoned Net

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Combinations (continued)

     (b) Winterthur International (continued)

Reserve Amount (“SNRA”) and Net Premium Receivable Amount (“NPRA”) were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $808.9 million, net of interest, was recorded in the fourth quarter of 2005.

     In addition, WSIC provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business, which were $1.6 billion in the aggregate as of December 31, 2005. There are two levels of protection from WSIC for these balances:

1.	At the time of the Winterthur International acquisition, WSIC provided to the Company a liquidity facility. At the time of the payment of the net reserve seasoned amount on December 12, 2005, the Company exercised its right to repay up to the balances outstanding on this facility by assignment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables.

2.	Under two retrocession agreements the Company has reinsurance protection on the reinsurance recoverables with respect to the SNRA determined as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

     At December 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

     The acquisition was accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of the Winterthur Business were recorded at their estimated fair value on June 30, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management’s estimates and independent valuations. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives.

     This information primarily related to loss reserves, adjustment and reinstatement premiums, reinsurance balances payable and receivable and other assets and liabilities. Once the final excess purchase price was known, the Company amended the amount attributed to goodwill by $171.0 million. The agreement reached with WSIC as to the final purchase price and related adjustments represents the completion of the Company’s allocations to the fair value of net assets. Any subsequent adjustments to the carrying value will be reflected in income in the year in which the adjustments are made.

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

     Allocation of the purchase price was as follows:

(U.S. dollars in thousands)
Fair value of assets acquired	$5,011,162
Fair value of liabilities acquired	4,873,327

Fair value of tangible net assets acquired	$137,835
Fair value of intangible assets acquired	29,800
Goodwill related to the acquisition	185,023

$352,658

Revised purchase price	$330,158
Other costs of acquisition	22,500

$352,658

     The Company recognized goodwill in excess of the fair value of the net assets of the acquired Winterthur International insurance operations to increase its global platform for its insurance operations.

     The Company estimated the total value of intangible assets acquired at $29.8 million, including $14.7 million for insurance licenses and sales force, which have an indefinite life and are not therefore subject to amortization. The remaining $15.1 million relates to the value of business in force, which is estimated to have a finite life of up to nine years and is being amortized over that period.

6. Investments

     Net investment income is derived from the following sources:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Fixed maturities, short-term investments and cash equivalents	$1,420,557	$1,032,936	$806,656
Equity securities and other investments	94,974	31,502	21,948
Funds withheld	19,722	23,196	23,596

Total gross investment income	1,535,253	1,087,634	852,200
Investment expenses	(60,214)	(52,622)	(36,713)

Net investment income	$1,475,039	$1,035,012	$815,487

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (continued)

     The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$401,163	$414,918	$451,967
Gross realized losses	(250,839)	(265,854)	(344,831)

Net realized gains	150,324	149,064	107,136
Equity securities:
Gross realized gains	145,659	146,711	183,705
Gross realized losses	(54,081)	(48,793)	(162,556)

Net realized gains	91,578	97,918	21,149
Write-down of other investments (see Note 8)	(20)	(435)	(8,090)

Net realized gains (losses) on investments	241,882	246,547	120,195
Net realized and unrealized (losses) gains
on investment derivative instruments	(16,575)	24,012	(1,910)

Net realized gains (losses) on investments and net realized and
unrealized gains (losses) on investment derivative instruments	225,307	270,559	118,285

Change in unrealized appreciation (depreciation):
Fixed maturities and short-term investments	(350,742)	165,377	139,321
Equity securities	(12,860)	74,465	196,705
Affiliates and other investments	25,437	(13,021)	(3,418)

Net change in unrealized appreciation (depreciation)
on investments, gross of tax	(338,165)	226,821	332,608
Change in deferred income tax liability (benefit)	23,446	(27,909)	20,111

Net change in unrealized appreciation (depreciation)
on investments, net of tax	(314,719)	198,912	352,719

Total net realized (losses) gains and change in
unrealized appreciation (depreciation) on investments
and investment derivative instruments, gross of tax	$(112,858)	$497,380	$450,893

     Net realized gains and losses in 2005 and 2004 included a loss of $53.2 million and $6.4 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

     The total amount of other than temporary declines in value in 2005 related to $47.2 million on fixed income securities and $6.0 million on equity securities.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (continued)

     The cost (amortized cost for fixed maturities and short-term investments), market value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

	Cost or	Gross	Gross
December 31, 2005	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$4,508,821	$31,042	$(42,859)	$4,497,004
Corporate	13,036,950	372,414	(116,472)	13,292,892
Mortgage and asset-backed securities	11,744,565	27,587	(120,046)	11,652,106
U.S. States and political subdivisions of the States	71,237	968	(1,012)	71,193
Non-U.S. Sovereign Government	2,622,503	196,037	(22,170)	2,796,370

Total fixed maturities	$31,984,076	$628,048	$(302,559)	$32,309,565

Total short-term investments	$2,552,589	$3,646	$(10,162)	$2,546,073

Total equity securities	$696,858	$180,763	$(8,820)	$868,801

	Cost or	Gross	Gross
December 31, 2004	Amortized	Unrealized	Unrealized	Market
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$4,087,004	$52,104	$(27,033)	$4,112,075
Corporate	10,945,675	449,437	(45,265)	11,349,847
Mortgage and asset-backed securities	6,922,506	47,228	(41,176)	6,928,558
U.S. States and political subdivisions of the States	61,987	1,380	(311)	63,056
Non-U.S. Sovereign Government	2,435,176	212,546	(1,064)	2,646,658

Total fixed maturities	$24,452,348	$762,695	$(114,849)	$25,100,194

Total short-term investments	$1,738,845	$26,686	$(4,817)	$1,760,714

Total equity securities	$778,117	$192,019	$(7,216)	$962,920

     The Company has gross unrealized losses which it considers to be temporary impairments. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors. At December 31, 2005, there were $312.7 million of gross unrealized losses on fixed income and short-term investments, and $8.8 million of gross unrealized losses on equity securities. At December 31, 2004, there were $119.7 million of gross unrealized losses on fixed income and short-term investments, and $ 7.2 million of gross unrealized losses on equity securities. At December 31, 2005, approximately 2.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. At December 31, 2004, approximately 4.6% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 4.3% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2005 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at December 31, 2005 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (continued)

     The following is an analysis of how long each of those securities at December 31, 2005 had been in a continual unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months

		Gross		Gross
December 31, 2005		Unrealized		Unrealized
(U.S. dollars in thousands)	Market Value	Losses	Market Value	Losses

Fixed maturities (including short-term investments)
U.S. Government and Government agency	$3,298,196	$27,478	$683,317	$14,348
Corporate	4,613,170	97,099	886,439	21,716
Mortgage and asset-backed securities	6,070,695	83,077	1,601,167	45,340
U.S. States and political subdivisions of the States	12,233	145	29,483	814
Non-U.S. Sovereign Government	894,682	21,779	31,159	925

Total fixed maturities	$14,888,976	$229,578	$3,231,565	$83,143

Total equity securities	$103,185	$8,820	$–	$–

     The following is an analysis of how long each of those securities at December 31, 2004 had been in a continual unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months

		Gross		Gross
December 31, 2004		Unrealized		Unrealized
(U.S. dollars in thousands)	Market Value	Losses	Market Value	Losses

Fixed maturities (including short-term investments)
U.S. Government and Government agency	$2,633,868	$15,861	$283,225	$13,350
Corporate	2,630,379	38,463	242,146	7,753
Mortgage and asset backed securities	3,458,073	34,498	310,427	8,390
U.S. States and political subdivisions of the States	21,888	232	423	5
Non-U.S. Sovereign Government	126,846	942	12,983	172

Total fixed maturities	$8,871,054	$89,996	$849,204	$29,670

Total equity securities	$86,251	$5,354	$10,531	$1,862

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (continued)

     The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004

	Amortized	Market	Amortized	Market
(U.S. dollars in thousands)	Cost	Value	Cost	Value

Due after 1 through 5 years	$7,479,627	$7,425,344	$6,651,255	$6,781,511
Due after 5 through 10 years	5,892,285	5,905,123	4,948,847	5,130,622
Due after 10 years	6,867,599	7,326,992	5,929,740	6,259,503
Mortgage and asset-backed securities	11,744,565	11,652,106	6,922,506	6,928,558

	$31,984,076	$32,309,565	$24,452,348	$25,100,194

     At December 31, 2005 and 2004, approximately $377.4 million and $109.8 million, respectively, of securities included in investments available for sale were loaned to various counter-parties through the Company’s securities lending program. At December 31, 2005 and 2004, approximately $386.5 million and $111.8 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

     At December 31, 2005 and 2004, approximately $603.8 million and $463.2 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

     The Company has three facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $904.9 million at December 31, 2005 and $1.3 billion at December 31, 2004. At December 31, 2005 and 2004, approximately $182.9 million and $198.5 million, respectively, of letters of credit were issued and outstanding under these facilities.

     The fair values of securities on loan at December 31, 2005 and 2004 are detailed below.

(U.S. dollars in thousands)	2005	2004

Fixed maturities	$349,131	$100,007
Equities	28,307	9,839

Total	$377,438	$109,846

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Affiliates

     The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

	December 31, 2005		December 31, 2004		December 31, 2003

		Equity in		Equity in		Equity in
		Net Income		Net Income		Net Income
	Carrying	(Loss) for	Carrying	(Loss) for	Carrying	(Loss) for
(U.S. dollars in thousands)	Value	the Year	Value	the Year	Value	the Year

Investment affiliates	$1,727,612	$154,844	$1,671,091	$124,008	$1,590,530	$119,200
Operating affiliates:
Financial affiliates	122,162	5,055	111,987	12,822	147,281	36,754
Insurance affiliates	22,490	9,823	17,471	55,575	42,600	(42,533)
Investment management affiliates .	174,457	52,548	136,303	78,960	122,930	14,702

Total	$2,046,721	$222,270	$1,936,852	$271,365	$1,903,341	$128,123

     The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment management affiliates. At December 31, 2005 and 2004, investments in affiliates were $1.7 billion of which $1.5 billion was included in the alternative investment portfolio and $0.2 billion consisted of private investments.

     The Company’s significant financial affiliate investments at December 31, 2005 included Primus Guaranty, Ltd. with ownership of 31%.

     The Company’s insurance affiliate investments at December 31, 2005 included American Strategic Holdings, with ownership in this entity at 48.5% .

     During 2005, the Company recorded other than temporary loss in the value of One Capital Management Partners of $2.5 million. The net income from insurance affiliates in 2004 included other than temporary declines in the values of Insurance Vianet and Venturion Noodle LLC of $19.0 million and $2.0 million, respectively. The net loss from insurance affiliates in 2003 included an other than temporary decline of $40.9 million in the first quarter of 2003 in the value of the Company’s investment in Annuity & Life Re (Holdings), Ltd. (“ANNRF”). The investment was written down to its fair market value.

     The significant investment management affiliates include Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, FrontPoint Partners LLC, an integrated alternative asset firm, Stanfield Capital Partners, a credit-oriented asset management firm specializing in event-driven strategies and Clo’s, Stanfield Global Strategies, a structured investment vehicle and conduit manager, One Capital Management Partners, an alternative strategy distribution business firm, Banquo Credit Management LLC, a European credit based asset management firm, and Artemis Advisor LLC, a U.S. focused equity firm. During 2004, the Company sold its interest in Pareto Partners L.P. and its affiliated entities, a currency overlay and fixed income manager, resulting in income of $35.4 million.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Investments

     Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in non-rated collateralized debt/equity instruments. Income from other investments was $55.0 million and $16.2 million for the years ended December 31, 2005 and 2004, respectively. Unrealized gains from these limited partnerships was $7.5 million and $0.2 million as at December 31, 2005 and 2004 respectively. Income on unrated tranches of collateral debt obligations is reflected only to the extent the Company’s principal has been fully recovered. Income on alternative investments included in other investments is realized only on ultimate sale of these investments. The Company had unrealized gains of $19.3 million and $1.2 million, respectively, at December 31, 2005 and 2004, related to these alternative investments.

See Note 18(b) for further information.

     The Company regularly reviews the performance of these other investments.

     The Company recorded losses of $0.02 million, $0.4 million and $8.1 million in the years ended December 31, 2005, 2004 and 2003, respectively, due to other than temporary declines in values of these other investments.

9. Losses and Loss Expenses

     Unpaid losses and loss expenses for the Company’s general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Reserve for reported losses and loss expenses	$10,612,878	$9,714,708	$8,606,722
Reserve for losses incurred but not reported	13,154,794	10,122,961	8,156,402

Unpaid losses and loss expenses	$23,767,672	$19,837,669	$16,763,124

     Net losses and loss expenses incurred for general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Loss and loss expenses payments	$4,839,737	$4,918,268	$3,921,985
Change in unpaid losses and loss expenses	4,751,802	2,959,412	2,940,610
Change in unpaid losses and loss expenses recoverable	103,433	(1,114,261)	(853,467)
Paid loss recoveries	(2,229,971)	(1,851,931)	(1,039,701)

Net losses and loss expenses incurred	$7,465,001	$4,911,488	$4,969,427

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (continued)

     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Unpaid losses and loss expenses at beginning of year	$19,837,669	$16,763,124	$13,332,502
Unpaid losses and loss expenses recoverable	6,962,131	(6,042,505)	(5,019,311)

Net unpaid losses and loss expenses at beginning of year	12,875,538	10,720,619	8,313,191
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,351,281	4,643,894	3,759,142
Prior years	1,113,720	267,594	937,285

Total net incurred losses and loss expenses	7,465,001	4,911,488	4,696,427
Exchange rate effects	(375,749)	309,768	394,121
Net loss reserves acquired	–	–	199,164
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	602,153	1,081,547	360,767
Prior years	2,007,613	1,984,790	2,521,517

Total net paid losses	2,609,766	3,066,337	2,882,284
Net unpaid losses and loss expenses at end of year	17,355,024	12,875,538	10,720,619
Unpaid losses and loss expenses recoverable	6,412,648	6,962,131	6,042,505

Unpaid losses and loss expenses at end of year	$23,767,672	$19,837,669	$16,763,124

Prior year net losses incurred

     The following table presents the net adverse (favorable) development of reserves analyzed by each of the Company’s operating segments:

(U.S. dollars in millions)	2005	2004	2003

Insurance Segment	$1,020	$292	$153
Reinsurance Segment	94	(24)	799
Financial Products and Services Segment	–	–	(15)

Total	$1,114	$268	$937

     The significant developments in prior year loss reserve year estimates for each the years indicated within each of the Company’s operating segments are discussed below.

     Insurance Segment

     During 2005, the insurance segment’s net adverse prior year development of $1.02 billion includes $834.2 million of incurred loss related to the conclusion of the independent actuarial process with WSIC. Excluding this development the remaining $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (continued)

Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $112.5 million for global risks lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe.

     During 2004, the Company’s net adverse prior year development of $292 million was affected by increases in reported case reserves for excess professional liability, excess casualty liability and specialty lines. These increases in reported case reserves exceeded the Company’s expected losses based on historical patterns of loss development.

     Strengthening of $144 million in professional lines was caused by a few large directors’ and officers’ claims in pre-2002 business, while changes in errors and omissions reserves were caused by large accounting firms and exposure to insurance/reinsurance brokers. For specialty lines, strengthening of $135 million was caused by reported loss increased in discontinued programs business with workers’ compensation exposure environmental related coverages, and Lloyd’s; as well as high severity claims on the surety book.

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

     The Company did not change its methodology or key assumptions used in 2005, 2004 or 2003 to determine ultimate loss reserves for any line of insurance business written.

     There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

Reinsurance Segment

     During 2005, net prior year reserves across the reinsurance segment developed adversely by $94 million. Reserve strengthening of $267 million in casualty and professional lines was partially offset by releases in other lines of business of $173 million. The casualty strengthening is primarily attributable to workers’ compensation, umbrella liability and certain professional lines of business written in the Company’s North American operations. The reserve releases relate primarily to the property line where releases of $136.0 million occurred across all business units globally in the 2002 to 2004 underwriting years. Releases also occurred in the marine and aviation classes of business across the reinsurance segment.

     The majority of the workers’ compensation reserve increase during 2005 was related to an XLRA working layer program written across multiple underwriting years with a single cedent. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer workers’ compensation business. The remaining source of the Workers’ Compensation reserve strengthening relates to an update of the mortality tables used in our tabular reserving methodology.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (continued)

     The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors and officers lines of business in the 1997-2001 underwriting years. The professional lines claims activity arises largely from a limited number of cedents. This reserve increase was partially offset by favorable development in the 1997-2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

     During 2004, net prior year reserves across the Reinsurance Segment developed favorably by $24 million. Releases of $144 million net in the property, aviation, marine and other lines of business were partially offset by strengthening of casualty and accident and health reserves amounted to approximately $120 million. Property catastrophe and property other reserve releases totaled approximately $95 million net related primarily to the 2002 and 2003 underwriting years where loss experience has been exceptionally good for the property line. The strengthening of casualty reserves totaled $75 million and related most significantly to professional liability reserves in the London branch which were strengthened by $32 million for Enron and Worldcom claims. The accident & health reserve strengthening of $45 million relates to a portfolio of business underwritten by certain of the Company’s Lloyd’s syndicates

     In the fourth quarter 2003, the Company reduced aviation loss reserves related to the September 11 event by $197.0 million. This reduction was due to higher than expected levels of participation (97%) in the September 11 Victim Compensation Fund, a no-fault compensation scheme funded by the U.S. Government which closed on December 22, 2003. This resulted in a reduction in the estimated ultimate losses by the Company for this event.

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

     The main lines of business affected by this adverse development included general liability, medical malpractice, professional and surety lines. As previously noted, the Company’s expected loss development is actuarially determined based on historical claims analysis and projected trends. Actual reported losses may vary from expected loss development from quarter to quarter. Generally, as an underwriting year matures, the level of newly reported claims decreases and typically, unless the Company receives additional reported claims that are significantly higher or lower than expected, estimated ultimate loss reserves are not adjusted prior to a full actuarial review. In the third quarter of 2003, the Company received a significant increase in reported claims that were in excess of the Company’s expected claims development. In addition, the Company completed an actuarial review for the longer-tail lines of this book of business, using data evaluated at March 31, 2003. As a result, the Company recorded an increase in loss reserves of $184.0 million in the third quarter of 2003. This adverse development has been due to several factors—competitive market pressures on pricing during these underwriting years caused premium rates for excess casualty business to decline industry wide and there has been an increase in the number and size of claims reported in recent years as a result of increases in court filings, corporate scandals, rising tort costs and settlement awards.

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

     As a result of the new information obtained in the claims audit review, the Company performed a supplemental analysis of its North American casualty reinsurance lines of business specific to the nature of individual cedent’s circumstances. The Company separately reviewed the historical loss development of its major cedents using several actuarial methodologies; where the analysis of a cedent’s experience concluded that the experience was worse than the Company’s historical loss development experience, the Company projected that cedent’s ultimate loss based on the cedent’s own experience. In addition, the Company assumed that the more recent experience was more indicative of future loss development by selecting development patterns that were based on the most recent experience rather than on the Company’s or cedent’s longer term historical experience.

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

Financial Products and Services Segment

     The Company commenced writing financial guaranty business in 1998 and had relied entirely upon industry data to establish reserves until the end of 2001. The Company takes into account its actual historical loss experience and revised its estimated claim reporting pattern for the unallocated losses that the Company records during each loss year. The Company uses this expected loss reporting pattern, combined with changes in reported losses, to determine any prior year development amount.

Other loss information

     The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2005 and 2004, the reserve for potential non-recoveries from reinsurers was $260.7 million and $279.0 million, respectively.

     Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Losses and Loss Expenses (continued)

5% (2004: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The Company decreased the interest rate from 7% to 5% in 2003. The effect of the decrease in the interest rate resulted in an increase in loss reserves of approximately $35.0 million in 2003. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2005 and 2004 were $716.7 million and $578.6 million, respectively. The related discounted unpaid losses and loss expenses were $322.2 million and $290.0 million as of December 31, 2005 and 2004, respectively.

     The nature of the Company’s high excess of loss liability and catastrophe business can result in loss events that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. Conditions and trends that have affected development of liability in the past may not continue in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience.

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

     A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31,
(U.S. dollars in thousands)	2005	2004	2003

Net unpaid losses and loss expenses at beginning of year	$57,400	$60,525	$66,130
Net incurred losses and loss expenses	–	–	(1,000)
Less net paid losses and loss expenses	6,140	3,125	4,605

Net decrease in unpaid losses and loss expenses	(6,140)	(3,125)	(5,605)
Net unpaid losses and loss expenses at end of year	51,260	57,400	60,525
Unpaid losses and loss expenses recoverable at end of year	72,741	82,922	86,576

Gross unpaid losses and loss expenses at end of year	$124,001	$140,322	$147,101

     Incurred but not reported losses, net of reinsurance, included in the above table was $16.7 million in 2005, $22.5 million in 2004 and $27.0 million in 2003. Unpaid losses recoverable are net of potential uncollectible amounts.

     The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Losses and Loss Expenses (continued)

     As of December 31, 2005, the Company had approximately 878 open claim files for potential asbestos exposures and 414 open claim files for potential environmental exposures on business written prior to 1986. Approximately 49% of the open claim files in both 2005 and 2004 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos	Environmental
	Claims	Claims

Total number of claims outstanding at December 31, 2002	537	515
New claims reported in 2003	205	49
Claims resolved in 2003	38	74

Total number of claims outstanding at December 31, 2003	704	490
New claims reported in 2004	171	38
Claims resolved in 2004	43	82

Total number of claims outstanding at December 31, 2004 (1)	832	446
New claims reported in 2005	152	31
Claims resolved in 2005	106	63

Total number of claims outstanding at December 31, 2005 (1)	878	414

(1) Includes certain precautionary claims not considered in 2003.

     The Company’s exposure to asbestos and environmental claims arises from policies written, both on a proportional and excess basis, after 1972. The Company discontinued writing policies with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s reported asbestos claims related to both traditional products and premises and operations coverage.

     The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2005, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

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

     The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

	Premiums Written			Premiums Earned
	Year Ended December 31,			Year Ended December 31,

(U.S. dollars in thousands)	2005	2004	2003	2005	2004	2003

Direct	$5,720,536	$5,733,247	$5,000,371	$5,446,521	$5,335,948	$4,969,084
Assumed	3,476,301	3,648,215	3,636,321	3,503,830	3,853,147	3,262,847
Ceded	(2,172,726)	(2,111,728)	(2,073,489)	(2,076,713)	(2,201,155)	(2,142,353)

Net	$7,024,111	$7,269,734	$6,563,203	$6,873,638	$6,987,940	$6,089,578

     The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.7 billion, $3.0 billion and $1.9 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.1 billion at December 31, 2005, collateralizing reinsurance recoverables with respect to certain reinsurers.

     The following table presents an analysis of total unpaid losses and loss expenses recoverable between general, life and annuity, and financial operations for the year ended December 31:

(U.S. dollars in thousands)	2005	2004

General operations	$6,401,855	$6,952,472
Life and annuity operations	28,874	8,291
Financial operations	10,793	10,593

Total unpaid losses and loss expenses recoverable	$6,441,522	$6,971,356

     At December 31, 2005, the total reinsurance assets of $7.5 billion included reinsurance recoverables for paid losses and loss expenses of $1.1 billion and $6.4 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to the Company.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Reinsurance (continued)

     At December 31, 2005, the provision for uncollectible reinsurance was $260.7 million. To estimate this provision, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

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

     At December 31, 2005, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

     Included in unpaid loss and loss expenses recoverable at December 31, 2004, was an unsecured reinsurance recoverable from Winterthur Swiss Insurance Company (the “WSIC”) of $1.45 billion, related to certain contractual arrangements in the sale and purchase agreement (“SPA”), as amended, relating to the Company’s acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) in July 2001. The conclusion of the Independent actuarial process resulted in the Company receiving a net lump sum payment for 2005, in the amount of approximately $575.0 million, net of interest.

     In addition, WSIC provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business, which are $1.6 billion in the aggregate as of December 31, 2005. There are two levels of protection from WSIC for these balances:

1.	At the time of the Winterthur International acquisition, WSIC provided to the Company a liquidity facil- ity. At the time of the payment of the net reserve seasoned amount on December 12, 2005, the Company exercised its right to repay up to the balances outstanding on this facility by assignment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables.

2.	Under two retrocession agreements the Company has reinsurance protection on the reinsurance recover- ables with respect to the Seasoned Net Reserves Amount determined as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agree- ment providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Deposit Liabilities

     At December 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the acquired Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

     The Company has entered into certain contracts with cedents that transfer insufficient risk to be accounted for as insurance or reinsurance transactions. These contracts have been recorded as deposit liabilities and are matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity. Guaranteed investment contracts are initially recorded at an amount equal to the assets received. The Company also has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the estimated ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is based on the contractual payment schedule.

Total deposit liabilities are comprised of the following:

Year ended December 31,
(U.S. dollars in thousands)	2005	2004

Reinsurance and insurance deposit liabilities	$1,647,928	$1,744,412
Guaranteed investment contract deposit liabilities	6,593,059	4,230,314

Total deposit liabilities	$8,240,987	$5,974,726

     Interest expense of $227.7 million, $143.6 million and $105.1 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2005, 2004 and 2003, respectively.

12. Future Policy Benefit Reserves

     During 2005 and 2004, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.8% and 5.1% at December 31, 2005 and 2004, respectively. Total future policy benefit reserves for the year ended December 31, 2005 and 2004 were $5.6 and $4.3 billion, respectively. Substantially all of these reserves relate to closed blocks of annuities.

13. Notes Payable and Debt and Financing Arrangements

     As at December 31, 2005, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $4.6 billion (2004: $3.4 billion) of which $3.4 billion (2004: $2.7 billion) of debt was outstanding. In addition, the Company has letter of credit facilities totaling $5.5 billion available of which $3.5 billion (2004: $3.0 billion) were outstanding as at December 31, 2005, 5.3% (2004: 6.6%) of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. Of these amounts, $1.0 billion is available in the form of revolving credit or letters of credit.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (continued)

The financing structure at December 31, 2005 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day Revolver	$100,000	$–
5 and 3-year Revolvers	1,000,000	45,000
5-year Revolver	100,000	–
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	598,368	598,368
5.25% Senior Notes due 2014	594,330	594,330
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$4,567,698	$3,412,698

Letters of Credit:
8 facilities-total	$5,481,437	$3,459,760

(1) “Commitment” and “In Use” data represent December 31, 2005 accreted values.

The financing structure at December 31, 2004 was as follows:

Facility		In Use/
(U.S. dollars in thousands)	Commitment (1)	Outstanding (1)

Debt:
364-day Revolver	$660,000	$–
7.15% Senior Notes due 2005	100,000	100,000
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	597,761	597,761
5.25% Senior Notes due 2014	593,670	593,670
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$3,381,431	$2,721,431

Letters of Credit:
8 facilities-total	$4,371,167	$2,991,676

(1) “Commitment” and “In Use” data represent December 31, 2004 accreted values.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (continued)

     $45 million was drawn under the syndicated revolving credit facility at December 31, 2005 at an average interest rate in 2005 of 4.5%, and this amount was repaid in January 2006. There were no borrowings or repayments under the Company’s revolving credit facilities during 2004.

     In December 2005, the Company created a new $100 million unsecured bilateral credit facility that was unutilized during 2005 and at December 31, 2005. The full amount of $100 million is available as both revolving credit and letters of credit, with the combined total not to exceed $100 million.

     In December 2005, the Company issued 29.8 million 7.0% Equity Security Units (the “7.0% Units”) in a public offering. The Company received approximately $722.7 million in net proceeds from the sale of the 7.0% Units after deducting underwriting discounts. Each 7.0% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on February 15, 2009 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due February 15, 2011 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 1.75% and 5.25% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In February 2009, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the 7.0% Unit holders’ obligations under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy, in full, the 7.0% Unit holders’ obligations to purchase its ordinary shares under the purchase contracts.

     In connection with this transaction, $36.9 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid in capital” and a corresponding liability was established. Of the $23.9 million total costs associated with the issuance of the 7.0% Units, $21.1 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt.

     The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11.5 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 7.0% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $80.6 per share. Because the average market price of the Company’s ordinary shares during the period the 7.0% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and twelve month periods ended December 31, 2005.

     In November 2005, the Company repaid its 7.15% senior notes on maturity.

     In September 2005, the Company renewed an unsecured bilateral credit facility of $150 million (previously $200 million) that was fully utilized at December 31, 2005.

     In August 2005, the Company created a new unsecured bilateral credit facility of $100 million that was unutilized at December 31, 2005.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (continued)

     In June 2005, the Company replaced its $1.0 billion 364-day credit and letter of credit facility with a $2.35 billion facility with a tenor of 5 years. Of the aggregate amount of $2.35 billion, $1.0 billion is available as revolving credit and up to $2.25 billion is available in the form of letters of credit, with the combined total not to exceed $2.35 billion. As at December 31, 2005, approximately $2.1 billion of the 5-year facility was in use in the form of letters of credit.

     In June 2004, the Company replaced its principal revolving credit and letter of credit facility that had amounted to $2.5 billion with two facilities – one $2.0 billion facility with a tenor of 3 years and a $1.0 billion facility with a tenor of 364 days. Of the aggregate amount of $3.0 billion, $600 million was available as revolving credit and up to $3.0 billion was available in the form of letters of credit, with the combined total not to exceed $3.0 billion. As at December 31, 2004 approximately $1.9 billion of the 3-year facility was in use in the form of letters of credit while the 364-day facility was unutilized at that date.

     In September 2004, the Company created a new $100 million unsecured bilateral credit facility that was unutilized during 2004 and at December 31, 2004. Of the aggregate amount of $100 million, $60 million was available as revolving credit and up to $100 million is available in the form of letters of credit, with the combined total not to exceed $100 million. This facility was replaced in December 2005.

     In November 2004, the Company renewed its unsecured syndicated letter of credit facility that supports its operations at Lloyd’s. The renewed facility is denominated in U.K. sterling and was £450 million (approximately $863 million) at December 31, 2004.

     In November 2004, the Company issued the second tranche of $300 million aggregate principal amount of 5.25% Senior Notes due September 2014. The bonds were issued at 98.419% and gross proceeds were $298.7 million. Related expenses of the offering amounted to approximately $2.0 million. Proceeds of these notes, together with proceeds from the issuance of the 2024 senior notes described below, were used to redeem the Zero Coupon Convertible Debentures (“CARZ”) as described below.

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

     In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. The Company received approximately $800.2 million in net proceeds from the sale of the Units after deducting underwriting discounts. Each 6.5% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (continued)

rate of the Company. The Company will make quarterly payments at the annual rate of 3.97% and 2.53% under the purchase contracts and senior notes, respectively. The Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In May 2007, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contract. If the senior notes are not successfully remar-keted, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy, in full, the 6.5% Unit holders’ obligations to purchase its ordinary shares under the purchase contracts.

     In connection with this transaction, $88.6 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid in capital” and a corresponding liability was established. Of the $26.9 million total costs associated with the issuance of the 6.5% Units, $23.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt.

     The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 6.5% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the 6.5% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the twelve month periods ended December 31, 2004 and 2005.

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

     In September 2001, the Company issued $508.8 million principal amount at maturity (subsequently increased to $514.6 million under the provisions of an upward interest adjustment provision) of LYONs. The accretion rate on the LYONs was originally 2.875% per annum on a semi-annual basis or 2.896% per annum on an annual basis. The accretion rate for the year to September 7, 2004, was increased by 0.645% per annum on a semi-annual basis to 3.52% on a semi-annual basis and 3.551% per annum on an annual basis as a result of the Company’s ordinary share price in the 30-day period leading up to the second put date in September 2003. On September 7, 2004, the Company redeemed the entire issue of LYONs at their accreted value of approximately $317 million, using proceeds from the issuance of the first tranche of Senior Notes due 2014, as described above.

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

     The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal during 2006 through 2010. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedents with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Debt and Financing Arrangements (continued)

things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

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

     Under the Company’s 364-day facilities, 3-year credit facility, five-year credit facilities placement notes described above, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur. The Company currently has an “A+ (stable)” rating from A.M. Best.

     Under the Company’s ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A” from S&P, an event of default would occur. The Company and its subsidiaries currently have an “A+” (stable) rating from A.M. Best and “A+” (stable) from S&P.

     The 6.5% Guaranteed Senior Notes indentures contain a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under both the 6.5% Guaranteed Senior Notes indentures.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Derivative Instruments (continued)

     The following table summarizes these instruments and the effect on net income in the years ended December 31, 2005, 2004 and 2003:

(U.S. dollars in thousands)	2005	2004	2003

Credit default swaps	$10,522	$48,371	$7,828
Weather and energy derivatives	17,824	1,997	1,103
Other non-investment derivatives	17,087	(887)	(948)
Investment derivatives	(16,575)	24,012	(1,910)

Net realized and unrealized (losses) gains on derivatives	$28,858	$73,493	$6,073

(a) Credit Derivatives

     Credit derivatives are recorded at fair value. In determining the fair value of credit derivatives, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade appropriate market indices are not readily available. Accordingly, the Company uses an alternative fair value methodology.

     Under this methodology, the fair value is determined using a cash flow model developed by the Company which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In general, the Company holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. For the years ended December 31, 2005, 2004 and 2003 the change in the fair value of credit derivatives issued in connection with the Company’s financial guaranty business was a gain of $10.5 million, $48.3 million and $7.8 million, respectively.

     The following table summarizes insurance activities related to credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

Year Ended December 31,
(U.S. dollars in thousands)	2005	2004	2003

Statement of Income:
Net earned premiums	$27,712	$32,482	$24,766
Net losses and loss expenses	$2,295	$27,955	$58,381
Net realized and unrealized gains (losses) on credit derivatives	$10,522	$48,371	$7,828

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.	Derivative Instruments (continued)

(a) Credit Derivatives (continued)

	As at	As at
	December 31,	December 31,

(U.S. dollars in thousands)	2005	2004

Balance Sheet:
Unpaid losses and loss expenses recoverable	$471	$419
Other assets	$15,768	$16,475
Unpaid losses and loss expenses	$27,562	$26,090
Other liabilities	$20,142	$28,982

(b) Weather and Energy Derivatives

     Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

     The change in fair value recorded for the weather and energy derivatives was a gain of $17.8 million, $2.0 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(c) Investment Derivatives, Including Embedded Derivatives

     The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity securities investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less. In addition, certain of the Company’s investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist. The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts was $603.0 million and 3.8 million as at December 31, 2005 and 2004, respectively, with a net unrealized gain of $15.9 million as at December 31, 2005 and a net unrealized loss of $11.8 million as at December 31, 2004.

     The Company also uses foreign exchange forward contracts, in certain cases to hedge net investments in foreign operations against adverse movements in exchange rates. The Company manages its consolidated net foreign exchange exposure and from time to time hedges specific net in foreign operations. The Company measures ineffectiveness based upon the change in forward rates. For the year ended December 31, 2005, $30.3 million of net realized and unrealized losses related to these foreign exchange forward contracts and were included in the cumulative translation adjustment. As at December 31, 2005 the net unrealized gain position of these contracts was $13.4 million on a total contract value of $141.2 million. For the same period, no net losses were recorded in earnings representing the amount of the hedges’ ineffectiveness as the change in the value of the forward contract was fully offset by a corresponding change in the underlying investment.

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

     At December 31, 2005, contracts designated as fair value and cash flow hedges were in a $23.5 million net unrealized gain position. As a result of the fair value hedges, deposit liabilities were increased by $27.6 million at December 31, 2005. The ineffective portion of the hedge amounted to $5.0 million as part of net realized losses. The interest rate swap hedges resulted in a reduction in interest expense and a reduction in net investment income of $6.7 million and $4.5 million, respectively, for the year ended December 31, 2005.

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

     In 2002, the Company entered into a treasury rate lock agreement with the underwriters of the 6.50% Guaranteed Senior Notes due 2012 (2001: 6.58% Guaranteed Senior Notes due 2011). The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company’s debt that would have resulted from an increase in the yield of the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. The total cost of the hedge was $4.2 million. In 2001, a loss of $5.6 million was recorded in net realized and unrealized

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Instruments (continued)

     (d) Interest Rate Exposure (continued)

gains and losses related to the cancellation of the treasury lock agreement relating to the 6.58% notes due 2011 due to the September 11, 2001 event.

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

     The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings.

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

17. Exposures under Guaranties

     The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non- payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The future value of installment premiums for such guarantees totaled approximately $652.0 million and $505.8 million at December 31, 2005 and 2004, respectively. The range of maturity of the insured obligations is one to thirty-five years. The Company does not record a carrying value for future installment premiums as they are recognized over the term of the contract.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Exposures Under Guaranties (continued)

     The following tables presents financial guaranty aggregate insured portfolios at December 31, 2005 where the net par outstanding was $88.3 billion, which includes credit default swap exposures of $14.7 billion. The net principal and interest insured, as of December 31, 2005 and 2004 was $130.8 billion and $108.3 billion, respectively. The liability for these credit derivatives had a carrying value of $31.5 million and $38.2 million at December 31, 2005 and 2004, respectively.

	Net Par
(U.S. dollars in millions)	Outstanding	% of Total

Credit Quality:
AAA	$23,548	26.7%
AA	12,071	13.7%
A	28,516	32.3%
BBB	23,286	26.3%
BB and below	847	1.0%

Total	$88,268	100.0%

	Net Par
(U.S. dollars in millions)	Outstanding	% of Total

Geographic:
United States	$74,249	84.1%
United Kingdom	6,450	7.3%
Brazil	4,733	5.5%
Mexico	744	0.8%
Other (1)	1,443	1.6%
International (2)	649	0.7%

Total	$88,268	100.0%

(1)	Other includes Canada, France, Germany, Korea, Chile, Australia, Japan, Portugal, El Salvador, Jamaica, Panama, Costa Rica, Qatar, New Zealand and Spain.

(2)	International includes multi-country transactions where there is no majority exposure to any single country.

	Net Par
(U.S. dollars in millions)	Outstanding	% of Total

Sector Allocation:
Collateralized Debt Obligations	$14,693	16.6%
Consumer Assets	9,884	11.2%
Public Finance	42,618	48.3%
Other Single Risk	14,322	16.3%
Other Structured Finance	710	0.8%
Commercial Assets	6,041	6.8%

Total	$88,268	100.0%

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies

     (a) Concentrations of Credit Risk

     The creditworthiness of any counterparty is evaluated by the Company, taking into account credit ratings assigned by rating agencies. The credit approval process involves an assessment of factors including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.

     The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”), investments and cash and cash equivalent balances. The Company’s reinsurance assets at December 31, 2005 and 2004 amounted to $7.5 billion and $7.8 billion respectively and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

     In addition, the Company underwrites a significant amount of its general insurance and reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2005, 2004 and 2003, approximately 21%, 22% and 24%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2005, 2004 and 2003, approximately 17%, 17% and 17%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from general operations in any of the three years ended December 31, 2005, 2004, or 2003.

     The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2005, 2004, or 2003.

     On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) primarily to extend its predominantly North American-based large corporate insurance business globally.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

(a) Concentrations of Credit Risk (continued)

     As a part of this transaction the WSIC provides protection to the Company with respect to third party reinsurance receivables and recoverables related to the Winterthur Business, which are $1.6 billion in the aggregate as of December 31, 2005. There are two levels of protection from WSIC for these balances:

1.	At the time of the Winterthur International acquisition, the seller provided to the Company a liquidity facil- ity. At the time of the payment of the net reserve seasoned amount on December 12, 2005, as described above, the Company exercised its right to repay up to the balances outstanding on this facility by assign- ment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables.

2.	Under two retrocession agreements the Company has reinsurance protection on reinsurance recoverables with respect to the seasoned net reserved amount as of June 30, 2004 to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001 and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

     At December 31, 2005, certain reinsurers responsible for some portions of the reinsurance of the Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

     (b) Other Investments

     The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. As of December 31, 2005, the Company has commitments which include potential additional add-on clauses, to invest a further $1.8 million over the next five years.

     (c) Investments in Affiliates

     The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $33.0 million over the next five years.

     (d) Properties

     The Company rents space for certain of its offices under leases that expire up to 2022. Total rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $34.9 million, $31.2 million and $42.3 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31,
(U.S. dollars in thousands)
2006	$36,397
2007	33,707
2008	27,876
2009	24,981
2010	18,574
2011-2022	101,574

Total minimum future rentals	$243,109

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

     (d) Properties (continued)

     During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $152.9 million and $185.2 million, and deferred a gain of $46.5 million and $54.5 million related to this lease at December 31, 2005 and 2004, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $319.5 million and annually for the next five years are as follows:

Year Ended December 31:
(U.S. dollars in thousands)
2006	$10,754
2007	11,023
2008	11,299
2009	11,581
2010	11,871

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

(f) Letters of Credit

     At December 31, 2005 and 2004, $3.5 billion and $3.0 billion of letters of credit, respectively, were outstanding, 5.3% and 6.6% of which were collateralized by the Company’s investment portfolio, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital

     (a) Authorized and Issued

     The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. All ordinary shares in issue at December 31, 2005 are Class A ordinary shares.

The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31
(in thousands)	2005	2004	2003

Balance – beginning of year	138,932	137,343	136,063
Exercise of options	738	819	734
Issue of restricted shares	896	661	500
Issue of shares – Employee stock purchase plan	114	168	67
Repurchase of shares	(74)	(59)	(21)
Issue of shares	38,923	–	–

Balance – end of year	179,529	138,932	137,343

     In December 2005, the Company issued 38.9 million ordinary shares at a price of $65.0 per share to support capital requirements subsequent to the insured hurricane losses during the 2005 Atlantic hurricane season and the conclusion of the loss related to the independent actuarial process with Winterthur Swiss Insurance Company. The net proceeds from this issuance was $2.4 billion.

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

     (b) Share Repurchases

     The Company has had several stock repurchase plans as part of its capital management program. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500.0 million. During 2001, the Company repurchased 1.5 million ordinary shares at a total cost of $116.9 million, or an average cost of $76.40 per ordinary share. During 2000, the Company repurchased 5.1 million ordinary shares at a total cost of $247.7 million, or an average cost of $48.82 per ordinary share. During 2005, 2004 and 2003 no share repurchases took place under the January 9, 2000 authorization. The Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

     (c) Stock Plans

     The Company’s 1991 Performance Incentive Program, as amended and restated effective March 7, 2003, provides for grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by the Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from date of grant.

     The Company's 1999 Performance Incentive Program for Employees (the “1999 Program”) provides for grants of non-statutory stock options, restricted stock, performance shares and performance units to employees of the Company and its subsidiaries who are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The 1999 Program is administered by the Board of Directors of the Company or the Compensation Committee, as determined from time to time by the Board of Directors.

     Restricted stock awards issued under the 1991 and 1999 Performance Incentive Program, vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. Restricted stock issued under these plans totaled 895,484 shares, 660,535 shares, and 500,432 shares in 2005, 2004, and 2003, respectively.

     Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. In 2004, these options were granted under the Directors Stock & Option Plan. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments are credited in the form of ordinary share units calculated by dividing 110% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 3,814, 3,819, and 3,153 in 2005, 2004 and 2003, respectively.

     A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by the market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

     (c) Stock Plans (continued)

10,027, 8,351, and 8,598 were issued in 2005, 2004 and 2003, respectively. Total units are granted as shares upon retirement from the Board.

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

     The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002; however, the Company has discontinued the ESPP effective January 1, 2006. The ESPP was administered by a committee which consisted of members of the Compensation Committee of the Company’s Board of Directors. The ESPP had two offering periods a year. The first period commenced on July 1, 2002. All employees of the Company and its designated participating subsidiaries, were eligible to participate in the ESPP provided they have been employed at least one month prior to the start of the offering period and they do not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees could invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value (measured on the first day of the offering period) of U.S. $25,000. The total number of shares purchased in any offering period cannot exceed 1,000 shares. Employees who enrolled in the ESPP may purchase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six month offering period. Once purchased, employees can sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP are eligible to receive dividends on the Company’s shares. A total of 1,255,000 ordinary shares may be issued under the ESPP. The number of share issued during the years ended December 31, 2005 and 2004 were 114,177 and 167,890, respectively.

     (d) FAS 123

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Dividend yield	2.60%	2.54%	2.80%
Risk free interest rate	4.00%	3.00%	2.81%
Expected volatility	25.0%	27.0%	30.0%
Expected lives	5.5 years	6.0 years	5.0 years

     Total stock-based compensation expensed, which related to amortization of restricted stock, was $33.0 million, $28.4 million, and $17.9 million in 2005, 2004, and 2003, respectively.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Share Capital (continued)

     (e) Options

Following is a summary of stock options and related activity:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding – beginning of year	12,109,540	74.19	11,781,228	$72.13	11,198,066	$71.31
Granted	1,894,704	75.47	1,883,072	$78.81	1,805,871	$68.85
Exercised	(731,113)	48.89	(821,624)	$49.43	(698,895)	$47.13
Cancelled	(527,841)	82.41	(733,136)	$82.23	(523,814)	$75.01

Outstanding – end of year	12,745,290	75.35	12,109,540	$74.19	11,781,228	$72.13

Options exercisable	9,091,308		8,443,215		7,278,812

Options available for grant	4,557,447		6,866,681		8,707,681

Available for grant includes shares that may be granted as either stock options or restricted stock.

     The exercise price of the Company’s options granted is the market price of the Company’s Class A ordinary shares on the grant date, except as noted below.

     During 2004, 295,000 options were granted with an exercise price of $88.00 and the market price was $77.10.

     The following table summarizes information about the Company’s stock options (including stock appreciation rights) for options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

			Average
		Weighted	Remaining		Weighted
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Options	Exercise Price	Life	Options	Exercise Price

$24.95 – $39.62	258,103	$37.86	0.9 years	259,783	$37.86
$41.40 – $61.50	1,855,288	$53.04	3.0 years	1,864,254	$53.64
$64.69 – $96.56	10,631,899	$80.17	6.6 years	6,967,271	$82.59

$24.95 – $96.56	12,745,290	$75.35	6.0 years	9,091,308	$75.25

(1)	Includes 1,601 options outstanding and exercisable, with an average exercise price of $30.59 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

(2)	Includes 14,455 options outstanding and exercisable, with an average exercise price of $40.89 that have no expiration date. These options are not included in the calculation of the average remaining contractual life.

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

     The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over 5 years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $40.9 million, $38.8 million and $27.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.

     A qualified non-contributory defined benefit pension plan exists to cover a number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan with accumulated benefit obligations in excess of plan assets were $29.4 million, $29.4 million and $14.2 million, respectively, as of December 31, 2005, and $27.0 million, $27.0 million and $13.8 million, respectively, as of December 31, 2004.

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

21. Accumulated Other Comprehensive Income (Loss)

     The related tax effects allocated to each component of the change in accumulated other comprehensive income were as follows:

	Before Tax	Tax Expense	Net of Tax
(U.S. dollars in thousands)	Amount	(Benefit)	Amount

Year Ended December 31, 2005:
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during year	$(96,343)	$(13,672)	$(82,671)
Less reclassification for gains realized in income	241,822	9,774	232,048

Net unrealized gains (losses) on investments	(338,165)	(23,446)	(314,719)
Derivative gain on cash flow hedge	630	–	630
Impact of net unrealized gain or loss on
Future policy benefit reserves	(46,743)	–	(46,743)
Foreign currency translation adjustments	198,270	29,468	168,802

Change in accumulated other comprehensive income	$(186,008)	$6,022	$(192,030)

Year Ended December 31, 2004:
Unrealized gains on investments:
Unrealized gains arising during year	$473,368	$40,921	$432,447
Less reclassification for gains realized in income	246,547	13,012	233,535

Net unrealized gains on investments	226,821	27,909	198,912
Derivative loss on cash flow hedge	(6,118)	–	(6,118)
Impact of net unrealized gain or loss on
Future policy benefit reserves	(49,250)	–	(49,250)
Foreign currency translation adjustments	(203,808)	(30,342)	(173,466)

Change in accumulated other comprehensive income	$(32,355)	$(2,433)	$(29,922)

Year Ended December 31, 2003:
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during year	$452,804	$(6,659)	$459,463
Less reclassification for gains realized in income	120,195	13,451	106,744

Net unrealized gains (losses) on investments	332,609	(20,110)	352,719
Impact of net unrealized gain or loss on
Future policy benefit reserves	(10,487)	–	(10,487)
Foreign currency translation adjustments	(36,380)	471	(36,851)

Change in accumulated other comprehensive income	$285,742	$(19,639)	$305,381

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22. Dividends

     In 2005 and 2004, the Company paid dividends of $40.3 million, respectively, to Series A and Series B preference shareholders.

     In 2005, four quarterly dividends were paid at $0.50 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8.

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

     The income tax provisions for the years ended December 31, 2005, 2004 and 2003 are as follows:

Year Ended December 31
(U.S. dollars in thousands)	2005	2004	2003

Current Expense:
U.S.	$30,535	$16,605	$8,657
Non U.S.	69,072	34,678	12,372

Total current expense	$99,607	$51,283	$21,029

Deferred Expense (Benefit):
U.S.	$24,784	$41,673	$(97,382)
Non U.S.	(75,107)	(1,613)	107,808

Total deferred (benefit) expense	$(50,323)	$40,060	$10,426

Total Tax Expense	$49,284	$91,343	$31,455

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Taxation (continued)

     The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2005 and 2004 is provided below:

(U.S. dollars in thousands)	2005	2004

Expected tax provision at weighted average rate	$50,809	$99,420
Permanent differences:
Non taxable investment income	(11,569)	(1,619)
Non taxable income	(9,718)	(3,260)
Prior year adjustments	(19,342)	(7,358)
State, local and other taxes	19,090	14,051
Valuation allowance	66,184	50,240
Tax attributable to other comprehensive income	(226)	50
Transfer pricing adjustments	(44,484)	(65,513)
Stock options	(1,907)	—
Non deductible expenses	5,361	8,630
Contingency reserve	3,597	(2,450)
Depreciation	(8,100)	—
Other	(411)	(848)

Total tax expense (benefit)	$49,284	$91,343

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

(U.S. dollars in thousands)	2005	2004

Deferred Tax Asset:
Net unpaid loss reserve discount	$85,688	$69,555
Net unearned premiums	38,091	26,868
Compensation liabilities	3,110	2,786
Net operating losses	238,071	230,610
Alternative minimum tax credits	24,374	16,881
Investment adjustments	30,648	23,878
Deferred commission	45,317	32,528
Pension	3,898	2,558
Bad Debt Reserve	3,073	6,502
Guaranty fund recoupment	3,643	3,643
Currency translation adjustments	23,228	11,453
Net unrealized depreciation on investments	20,616	—
Stock options	5,806	—
Depreciation	7,562	—
Capital losses	7,728	—
Other	13,188	21,704

Deferred tax asset, gross of valuation allowance	554,041	448,966
Valuation allowance	154,465	68,556

Deferred tax asset, net of valuation allowance	399,576	380,410

Deferred Tax Liability:
Net unrealized appreciation on investments	9,395	25,243
Deferred acquisition costs	52,194	37,769
Currency translation adjustments	3,394	1,611
Other	16,194	27,188

Deferred tax liability	81,177	91,811

Net Deferred Tax Asset	$318,399	$288,599

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Taxation (continued)

     The valuation allowance at December 31, 2005 and December 31, 2004 of $154.5 million and $68.6 million, respectively, relates to net operating loss carry forwards in Switzerland and Australia and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2005, the Company has net unrealized capital losses and realized capital loss carry forwards of approximately $56.2 million and $22 million respectively in the U.S., against which a valuation allowance of $23.7 million has been established. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

     U.S. net operating loss carry forwards at December 31, 2005 were approximately $18.4 million and will expire in future years through 2024. As of December 31, 2005, net operating loss carry forwards in the U.K. were approximately $332 million and have no expiration. As of December 31, 2005, net operating loss carry forwards in Switzerland were approximately $554 million and will expire in future years through 2012.

     Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.S. group and UK group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for its U.S. group and its UK group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.S. group, management has determined that the projected U.S. consolidated taxable income will be sufficient to utilize the net operating losses of approximately $18.4 million within a reasonable period. With regard to the UK group, management has determined that the projected UK group taxable income (using UK rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $332 million. Management will continue to evaluate income generated in future periods by the U.S. group and the UK group in determining the reasonableness of its position. If management determines that future income generated by the U.S. group or UK group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.S. portion of the net deferred tax asset, in the amount of $6.4 million and for the UK portion of the net deferred tax asset, in the amount of $99.6 million.

     Effective as of January 1, 2004, XL Re America Inc (“XLRA”), a member of the U.S. group, entered into an adverse development reinsurance treaty with another non U.S. reinsurance subsidiary of the Company. The treaty related to the 1985 through (and including) 2000 underwriting years covering any adverse development on reserves calculated as of December 31, 2003 between January 1, 2004 and December 31, 2005. The treaty has a limit of $500 million and will limit future loss development at XLRA relating to these underwriting years. Any commutation of this treaty requires the prior approval of the New York Department of Insurance. There is no impact of this treaty on the consolidated financial statements of the Company; however as part of management’s continuing evaluation of its deferred tax asset, the treaty is critical in evaluating the future income position of the U.S. group of companies. Management believes that the treaty will protect the U.S. group from unexpected prior loss development. Absent unexpected loss development from the 2000 and prior underwriting years, management has concluded that there is sufficient positive evidence of future profitability in the U.S. and that a valuation allowance as a charge against the deferred tax asset is not required at this time.

     Shareholders’ equity at December 31, 2005 and 2004 reflected tax benefits of $1.8 million and $3.6 million, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. Statutory Financial Data

     The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus, based on draft unaudited filings for the principal operating subsidiaries of the Company for the year ended December 31, 2005 was as follows. The comparative figures at December 31, 2004 are the final audited figures submitted to the regulators.

	Bermuda		U.S. (1)		U.K., Europe and Other

(U.S. dollars in thousands)	2005	2004	2005	2004	2005	2004

Required statutory capital and surplus	$3,078,127	$2,912,713	$634,747	$569,193	$397,248	$375,675
Actual statutory capital and surplus	$11,032,266	$8,306,039	$1,943,034	$1,861,928	$950,549	$1,150,441

(1) Required statutory capital and surplus represents 100% RBC level for principle U.S. operating subsidiaries.

     The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

     Except as noted below, there are no statutory restrictions on the payment of dividends from retained earnings by any of the Company’s subsidiaries as applicable minimum levels of solvency and liquidity have been met and all regulatory requirements and licensing rules complied with. At December 31, 2005, and 2004 (XLRA), the Company’s lead property and casualty subsidiary in the United States, had a statutory deficit of $3.6 million and $84.4 million, respectively. As a result, XLRA cannot declare or distribute any dividends to shareholders during any twelve month period that exceeds the lesser of 10% of surplus of 100% of net investment income, without obtaining prior approval of the New York Insurance Department. Similarly, three of the seven property and casualty subsidiaries directly or indirectly owned by XLRA also had statutory deficits ranging from $13.2 million to $46.9 million at December 31, 2005 and four of the seven had statutory deficits ranging from $0.2 million to $57.4 million at December 31, 2004. As a result, these subsidiaries are similarly unable to currently make a dividend distribution under the insurance law of their respective states of domicile without obtaining prior approval from the domicile insurance department, which include Delaware, New York and North Dakota. At December 31, 2005 and 2004, XL Insurance Company Limited (previously known as Winterthur International Insurance Company Limited) had a statutory earned deficit and is restricted from making a dividend distribution at this time under U.K. Company law.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(U.S. dollars in thousands, except per share amounts)	2005	2004	2003

Basic Earnings Per Ordinary Share:
Net (loss) income available to ordinary shareholders	$(1,292,298)	$1,126,292	$371,658
Weighted average ordinary shares outstanding	141,406	137,903	136,906
Basic (loss) earnings per ordinary share	$(9.14)	$8.17	$2.71

Diluted Earnings Per Ordinary Share:
Net (loss) income available to ordinary shareholders	$(1,292,298)	$1,126,292	$371,658

Weighted average ordinary shares outstanding – basic	141,406	137,903	136,906
Average stock options outstanding (1)	–	679	1,281

Weighted average ordinary shares outstanding – diluted	141,406	138,582	138,187

Diluted (loss) earnings per ordinary share	$(9.14)	$8.13	$2.69

(1) Net of shares repurchased under the treasury stock method.

26. Related Party Transactions

     At December 31, 2005, the Company owned minority stakes in eight independent investment management companies (“Investment Management Affiliates”). These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Management Affiliates.

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

27. XL Capital Finance (Europe) plc

     XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $4.1 billion as of December 31, 2005.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Unaudited Quarterly Financial Data

     The following is a summary of the unaudited quarterly financial data for 2005 and 2004:

	First	Second	Third	Fourth
(U.S. dollars in thousands, except per share amount)	Quarter	Quarter	Quarter	Quarter

2005
Net premiums earned – general operations (1)	$1,766,269	$1,727,561	$1,655,329	$1,724,479
Net premiums earned – life operations	81,471	1,933,215	87,964	135,071
Net premiums earned – financial operations	51,695	51,992	56,761	93,688
Underwriting profit (loss) – general operations (1)	175,440	45,368	(1,363,809)	(1,125,082)
Net income (loss) available to ordinary shareholders	442,945	135,895	(1,049,201)	(821,937)
Net income (loss) per ordinary share and
ordinary share equivalent – basic	$3.21	$0.98	$(7.53)	$(5.51)
Net income (loss) per ordinary share and
ordinary share equivalent – diluted	$3.18	$0.97	$(7.53)	$(5.51)
2004
Net premiums earned – general operations (1)	$1,593,246	$1,826,215	$1,862,748	$1,705,732
Net premiums earned – life operations	91,808	986,930	93,111	193,326
Net premiums earned – financial operations	47,748	56,970	70,383	53,797
Underwriting profit (loss) – general operations (1)	191,190	222,518	(162,440)	92,973
Net income available to ordinary shareholders	452,169	363,604	22,471	288,048
Net income per ordinary share and
ordinary share equivalent – basic	$3.29	$2.64	$0.16	$2.08
Net income per ordinary share and
ordinary share equivalent – diluted	$3.25	$2.62	$0.16	$2.07

(1)	Certain reclassifications have been made relating to the Company’s change in presentation of financial operations. There was no effect on net income from this change in presentation.
(2)	Average stock options outstanding have been excluded where anti-dilutive to earnings per share. Consequently, where there is a net loss, basic weighted average ordinary shares outstanding are used to calculate net loss per share.

     In the third quarter of 2005, the Company recorded net loss and loss expenses of $1.5 billion in relation to Hurricanes Katrina and Rita and other natural catastrophes. In the fourth quarter of 2005 that loss estimate was increased by $165.1 million. In addition a loss of $808.9 million was recorded in the fourth quarter of 2005 in relation to the conclusion of the independent actuarial process with Winterthur Swiss Insurance Company.

     In the third quarter at 2004, the Company recorded net loss and loss expenses of $446.8 million in relation to the 2004 Atlantic hurricane season, which resulted in four insured hurricanes aggregating to the largest seasonal loss in history. In the fourth quarter of 2004 that loss estimate was increased by $69.8 million. In addition, the Company incurred net loss and loss expenses of $74.6 million in relation to the tsunami in South Asia in December of 2004.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2005.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the Framework criteria.

     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, have issued an audit report on the Company’s assessment of its internal control over financial reporting. This report appears on page 191. See Item 8, “Financial Statements and Supplementary Data.”

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes the Company’s equity compensation plan information as of December 31, 2005:

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column a)

Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	12,291,908	$76.31	14,994,117 (1)

Equity compensation plans not
approved by security holders (2)	316,353	$50.00	100,783

Total	12,608,261		15,004,900

(1) Of such maximum number of ordinary shares 3.9 million can be issued as stock options or SARs, 100,000 can be issued as Restricted Stock, Restricted Stock Units or Performance Shares, and the remaining 10.5 million ordinary shares can be issued as any form of Award, except that, in the case of Awards granted out of such 10.5 million ordinary shares allotment for each Restricted Stock, Restricted Stock Unit, Stock Appreciation Right, or Performance Share Award issued, the number of ordinary shares available under the Program will be reduced by three ordinary shares.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

		Page

Report of Independent Auditors		192

1. Financial Statements

Included in Part II – See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:
	Schedule
	Number	Page

Consolidated Summary of Investments – Other than Investments in
Related Parties, as at December 31, 2005	I	194

Condensed Financial Information of Registrant, as at December 31, 2005
and for the years ended December 31, 2005, 2004, and 2003	II	195

Reinsurance, for the years ended December 31, 2005, 2004, and 2003	IV	198

Supplementary Information Concerning Property/Casualty Insurance
Operations for the years ended December 31, 2005, 2004 and 2003	VI	199

Other Schedules have been omitted as they are not applicable to the Company

     3. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy
Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

3.2	Articles of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

4.1	Rights Agreement, dated as of September 11, 1998, between EXEL Limited and ChaseMellon Shareholder
Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 1998.

4.2	Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd and State
Street Bank and Trust Company, incorporated by reference to Exhibit 4.16(a) to the Company’s Current Report on Form 8-K filed on January 14, 2002.

4.3	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the
Company’s Current Report on Form 8-K filed on January 14, 2002.

4.4	Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc,
dated January 7, 2002, incorporated by reference to Exhibit 4.16(b) to the Company’s Current Report on Form
8-K filed on January 14, 2002.

4.5	Form of Note Purchase Agreement, dated as of April 12, 2001, relating to the 6.58% Guaranteed Senior Notes due April 12, 2011 of X.L. America, Inc., incorporated by reference to Exhibit 10.14.43 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2001.

4.6	Form of Indenture between NAC Re Corp. and Shawmut Bank Connecticut, National Association, relating to the 7.15% Notes due November 15, 2005 of NAC Re Corp., incorporated by reference to Exhibit 4.1 to
Amendment No. 1 to the Registration Statement on Form S-3 of NAC Re Corp. (No. 33-97878) filed on
November 3, 1995.

4.7	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29,
2002, incorporated by reference to Exhibit 4.16(c) to the Company’s Current Report on Form 8-K filed on
August 14, 2002.

4.8	Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated
November 6, 2002, incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K
filed on November 14, 2002.

4.9	Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as
Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration
Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

4.10	First Supplemental Indenture, dated as of March 23, 2004, to the Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit
4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.11	Purchase Contract Agreement, dated as of March 23, 2004, between XL Capital Ltd and U.S. Bank National
Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current
Report on Form 8-K filed on March 24, 2004.

4.12	Pledge Agreement, dated as of March 23, 2004, among XL Capital Ltd and U.S. Bank Trust National
Association, as Collateral Agent, Custodial Agent and Securities Intermediary, and U.S. Bank National
Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current
Report on Form 8-K filed on March 24, 2004.

Exhibit	Description

4.13	Form of Normal Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.14	Form of Stripped Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.15	Form of 2.53% Senior Note due 2009 (included in Exhibit 4.10 hereto), incorporated by reference to Exhibit
4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.16	Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorpo-
rated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.17	First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between
XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the
Company’s Current Report on Form 8-K filed on August 23, 2004.

4.18	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit
4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004.

4.19	Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the
Company’s Current Report on Form 8-K filed on November 15, 2004.

4.20	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.19 hereto), incorporated by reference to Exhibit
4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004.

4.21	Third Supplemental Indenture, dated as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the
Company’s Current Report on Form 8-K filed on December 12, 2005.

4.22	Purchase Contract Agreement, dated as of December 9, 2005, between XL Capital Ltd and The Bank of New
York, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.23	Pledge Agreement, dated as of December 9, 2005, by and among XL Capital Ltd and The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase
Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.24	Form of Normal Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.25	Form of Stripped Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.26	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit
4.8 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

10.1	1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.

10.2	1991 Performance Incentive Program (as amended and restated effective April 29, 2005), incorporated by ref-
erence to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2005.

10.3	Retirement Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.5 to the Company’s
Annual Report on Form 10-K for the year ended November 30, 1996.

Exhibit	Description

10.4	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the
Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.

10.5	Stock Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.7 to the Company’s Annual
Report on Form 10-K for the year ended November 30, 1996.

10.6	Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit
10.9.1 to the Company’s Annual Report on form 10-K for the year ended November 30, 1998.

10.7	Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by refer-
ence to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.8	Mid Ocean Limited Stock & Deferred Compensation Plan for Nonemployee Directors, incorporated by refer-
ence to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.9	NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual
Report on Form 10-K for the year ended December 31, 2003.

10.10	First Amendment to NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.11	Dividend Reinvestment and Share Purchase Plan, incorporated by reference to the Company’s Registration
Statement on Form S-3 (No. 333-76988) filed on January 18, 2002.

10.12	Dividend Reinvestment and Share Purchase Plan, incorporated by reference to the Company’s Registration
Statement on Form S-3 (No. 333-130537) filed on December 21, 2005.

10.13	Ronald L. Bornhuetter Consulting Agreement, dated July 1, 1999, incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.14	Nicholas M. Brown, Jr. Employment Agreement, dated April 1, 2002, incorporated by reference to Exhibit
10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.15	Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.16	Nicholas M. Brown, Jr. Supplemental Retirement Benefit Agreement, dated March 26, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31,
2004.

10.17	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.18	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2005.

10.19	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano, incorpo-
rated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended
March 31, 2005.

10.20	First Amendment to the Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and
Paul S. Giordano, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed on September 14, 2005.

10.21	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Henry C.V. Keeling, incor-
porated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended
March 31, 2005.

Exhibit	Description

10.22	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Fiona E. Luck, incorpo-
rated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended
March 31, 2005.

10.23	Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Clive Tobin, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31,
2005.

10.24	Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit
10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.25	Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit
10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.26	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.27	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly
Report on Form 10-Q for the period ended June 30, 2004.

10.28	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.29	Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30,
2004.

10.30	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.31	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.32	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.33	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.34	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.35	Insurance Letters of Credit — Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration
Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.36	Sellers Retrocession Agreement (in respect of the period to 31 December 2000), dated July 24, 2001, between
Winterthur International, as Principal Reinsured, and Winterthur Swiss Insurance Company, as Reinsurer,
incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10,
2005.

10.37	Amended and Restated Sellers Retrocession Agreement (in respect of the period to 30 June 2001), dated
February 8, 2002, between XL Winterthur International Re, as Principal Reinsured, and Winterthur Swiss
Insurance Company, as Reinsurer, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

Exhibit	Description

10.38	SRA Amendment Letter, dated December 24, 2003, between XL Insurance (Bermuda) Ltd, Vitodurum
Reinsurance Company and Winterthur Swiss Insurance Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.39	Limited Recourse Receivables Financing Facility Agreement, dated July 24, 2001, between Winterthur Swiss
Insurance Company and Winterthur International, incorporated by reference to Exhibit 10.4 to the Company’s
Current Report on Form 8-K filed on February 10, 2005.

10.40	Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance
(Bermuda) Ltd (including the Schedules thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to
Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.41	Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of
February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly
XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K
filed August 9, 2001.

10.42	Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL
Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase
of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.16 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.43	Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL
Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2002.

10.44	Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance
(Bermuda) Ltd (including Schedule B thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to
Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.45	Letter of Credit Facility and Reimbursement Agreement, dated as of December 29, 2003, by and between XL
Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and X.L. America, Inc. and Mellon Bank, N.A., as
Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the
period ended March 31, 2004.

10.46	Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance
(Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.47	Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL
Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favour of
Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on
Form 10-Q for the period ended September 30, 2003.

10.48	Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incor-
porated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2001.

10.49	Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated as of May 31,
2001, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit	Description

10.50	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited
Partnership, dated as of May 31, 2001, of XL Capital Partners I, L.P., incorporated by reference to Exhibit
10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.51	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited
Partnership, dated as of May 31, 2001 of XL Capital Partners I, L.P., incorporated by reference to Exhibit
10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.52	Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28,
2001, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.53	First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit
10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.54	Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit
10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.55	364-Day Credit Agreement, dated as of June 25, 2003, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd. as Account Parties and as Guarantors, the Lenders
party thereto and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.56	364-Day Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and
JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.57	Letter of Credit Facility and Reimbursement Agreement, dated November 14, 2003, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as
Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorpo-
rated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2003.

10.58	Letter of Credit Facility and Reimbursement Agreement, dated November 17, 2004, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as
Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorpo-
rated by reference to Exhibit 10.5% to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2004.

10.59	Amendment No. 1, dated as of December 23, 2005, to the Letter of Credit Facility and Reimbursement
Agreement, dated as of November 17, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance
(Bermuda) Ltd and XL Re Ltd, as Obligors, the Lenders party thereto, and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed on December 23, 2005.

10.60	Standby Letter of Credit Agreement, dated January 31, 2003, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd, XL Europe Ltd and XL Re Ltd, as Applicant, and National Australia Bank Limited,
New York Branch, as Bank, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2002.

Exhibit	Description

10.61	Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties,
and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on October 5, 2005.

10.62	Amendment Agreement, dated as of December 30, 2005, to the Master Standby Letter of Credit and
Reimbursement Agreement dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America,
Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited,
New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed on January 18, 2006.

10.63	Standby Letter of Credit Agreement, dated July 25, 2003, between National Australia Bank Limited, New York
Branch, as Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Europe Ltd and
XL Re Ltd as Applicants, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on
Form 10-Q for the period ended June 30, 2003.

10.64	Standby Letter of Credit Agreement, dated February 27, 2004, by and among Keybank National Association, as Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Applicants,
incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2003.

10.65	Amended and Restated Standby Letter of Credit Agreement, dated June 30, 2004, between XL Capital Ltd,
X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia
Bank Limited, New York Branch, as Bank, incorporated by reference to Exhibit 10.58 to the Company’s
Annual Report on Form 10-K for the year ended December 31, 2004.

10.66	Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower,
Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, Charta Corporation and Ciesco,
L.P., as Lenders, and Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as
Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.67	Agreement of Amendment, dated as of February 23, 2004, to the Revolving Credit and Security Agreement,
dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset
Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC
(formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A.
and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North
America, Inc., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on February 23, 2005.

10.68	Agreement of Amendment, dated as of May 10, 2004, to (i) the Revolving Credit and Security Agreement,
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
Borrower, Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorpo-
rated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended
June 30, 2004.

Exhibit	Description

10.69	Agreement of Amendment, dated as of February 18, 2005, to the Revolving Credit and Security Agreement,
dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset
Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC
(formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A.
and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North
America, Inc., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K filed on February 23, 2005.

10.70	Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit,
dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit
10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.71	First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By
Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.72	Control Agreement, dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc., as
Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.61 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.73	Offer Letter, dated as of April 12, 2004, for a U.S.$50,000,000 Committed Line of Credit between Credit
Lyonnais, New York Branch, as Lender, and XL Capital Ltd, X.L., America, Inc., XL Insurance (Bermuda) Ltd
and XL Re Ltd, as Account Parties, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly
Report on Form 10-Q for the period ended March 31, 2004.

10.74	Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and
JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.75	Amendment No. 1, dated as of June 22, 2005, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties
and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorpo-
rated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.76	364-Day Credit Agreement, dated as of September 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New
York Branch, as Lender, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q for the period ended September 30, 2004.

10.77	364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New
York Branch, as Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K filed on December 23, 2005.

10.78	Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs
Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
December 14, 2004.

10.79	Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial
Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed on December 14, 2004.

Exhibit		Description

10.80		Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance
(Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan
Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed on June 27, 2005.
10.81		Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance
(Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns
Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2005.
12	*	Statements regarding computation of ratios.
21	*	List of subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
31	*	Rule 13a-14(a)/15d-14(a) Certifications.
32	*	Section 1350 Certifications.
99.1	*	XL Capital Assurance Inc. audited consolidated financial statements as at and for the years ended
December 31, 2005 and 2004.
99.2	*	XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2005 and 2004.

*Filed herewith

REPORT OF INDEPENDENT AUDITORS
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of XL Capital Ltd:

     We have completed integrated audits of XL Capital Ltd’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

     Consolidated financial statements and financial statement schedules

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 7, 2006

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2005

			Amount
			Presented
	Cost or		in the
Type of Investment	Amortized	Market	Balance
(U.S. dollars in thousands)	Cost (1)	Value	Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$4,508,821	$4,497,004	$4,497,004
Corporate	13,036,950	13,292,892	13,292,892
Mortgage and asset-backed securities	11,744,565	11,652,106	11,652,106
U.S. States and political subdivisions of the States	71,237	71,193	71,193
Non-U.S. Sovereign Government	2,622,503	2,796,370	2,796,370

Total fixed maturities	$31,984,076	$32,309,565	$32,309,565

Equity Securities	$696,858	$868,801	$868,801

Short-term investments	$2,552,589	$2,546,073	$2,546,073

Other investments	$372,546	$399,417	$399,417

Total investments other than related parties	$35,606,069	$36,123,856	$36,123,856

(1)      Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2005 and 2004

(U.S. dollars in thousands)	2005	2004

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2005, $275,723; 2004, $99,781)	$275,437	$99,639
Equity securities at fair value (cost: 2005, $238; 2004, $237)	1,652	1,073
Short-term investments at fair value
(amortized cost: 2005, $314,051: 2004, $82,647)	313,982	82,648

Total investments available for sale	591,071	183,360
Cash and cash equivalents	833,431	43,961
Investments in subsidiaries on an equity basis	11,964,365	10,340,355
Investment in affiliates	2,280	6,723
Investments in limited partnerships	23,644	21,782
Accrued investment income	3,242	1,988
Other assets	83,594	72,266

Total assets	$13,501,627	$10,670,435

Liabilities
Amount due to subsidiaries	$2,227,320	$918,599
Notes payable and debt	2,514,329	1,768,678
Net payable for investments purchased	68,931	325
Accounts payable and accrued liabilities	219,236	244,138

Total liabilities	$5,029,816	$2,931,740

Shareholders’ Equity
Ordinary shares	$1,795	$1,389
Preference shares	207	207
Additional paid in capital	6,472,839	3,950,175
Accumulated other comprehensive income	268,243	460,273
Deferred compensation	(95,464)	(69,988)
Retained earnings	1,824,191	3,396,639

Total shareholders’ equity	$8,471,811	$7,738,695

Total liabilities and shareholders’ equity	$13,501,627	$10,670,435

XL CAPITAL LTD

SCHEDULE II

     CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2005, 2004 and 2003
(U.S. dollars in thousands)	2005	2004	2003

Net investment income	$4,944	$3,329	$1,883
Net realized gains on investments and derivative instruments	5,980	6,010	7,016
Equity in net (losses) earnings of subsidiaries
(Dividends were nil in 2005, $217,327 in 2004
and $157,837 in 2003)	(1,015,592)	1,436,389	528,914
Equity in net earnings of affiliates	854	526	(13,877)
Income from limited partnerships	–	2	268

Total revenues	(1,003,814)	1,446,256	524,204

Operating expenses	166,902	208,974	85,182
Interest expense	86,849	70,669	27,043

Total expenses	253,751	279,643	112,225

(Loss) income before income tax	(1,257,565)	1,166,613	411,979
Tax expense	(5,589)	–	–

Net (loss) income	(1,251,976)	1,166,613	411,979
Preference dividend	(40,322)	(40,321)	(40,321)

Net (loss) income available to ordinary shareholders	$(1,292,298)	$1,126,292	$371,658

Net (loss) income	$(1,251,976)	$1,166,613	$411,979
Change in net unrealized (depreciation) appreciation on investments, net of tax	(314,719)	198,912	352,719
Derivative gain (loss) on cash flow hedge	630	(6,118)	–
Impact of net unrealized gain or loss on
future policy benefit reserves	(46,743)	(49,250)	(10,487)
Foreign currency translation adjustments	168,802	(173,466)	(36,851)

Comprehensive (loss) income	$(1,444,006)	$1,136,691	$717,360

XL CAPITAL LTD SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2005, 2004 and 2003

(U.S. dollars in thousands)	2005	2004	2003

Cash flows provided by (used in) operating activities:
Net (loss) income	$(1,251,976)	$1,166,613	$411,979
Adjustments to reconcile net income to net cash provided
by operating activities:
Net realized (gains) losses on investments and derivative instruments	4,027	(6,010)	(7,016)
Net realized (losses) gains on MTM and derivatives	(10,007)	—	—
Equity in net earnings of subsidiaries, net of dividends	1,019,200	(1,434,919)	(532,339)
Equity in net loss (income) of affiliates, net of dividends	(854)	(526)	13,877
Amortization of deferred compensation	33,004	28,393	17,915
Amortization of discounts on fixed maturities	(3,224)	(1,509)	(999)
Accretion of notes payable and debt	651	21,457	25,196
Accrued investment income	(1,254)	55	1,728
Accounts payable and accrued liabilities	(58,726)	(15,804)	(7,873)
Other	16,471	16,009	(15,604)

Total adjustments	999,288	(1,392,854)	(505,115)

Net cash used in operating activities	(252,688)	(226,241)	(93,136)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	307,386	136,652	88,321
Proceeds from redemption of fixed maturities and
short-term investments	258,473	275,430	393,555
Purchases of fixed maturities and short term investments	(902,520)	(411,583)	(414,760)
Investment in subsidiaries	(2,841,000)	(718,195)	(1,153,515)
Investment in affiliates	5,297	8,371	(7,658)
Investment in limited partnerships	5,245	3,390	6,484

Net cash used in investing activities	(3,167,119)	(705,935)	(1,087,573)

Cash flows provided by financing activities:
Proceeds from exercise of options and issuance of common shares	2,478,065	41,480	42,113
Dividends paid	(316,977)	(310,773)	(303,497)
Amount due to from subsidiaries	1,308,721	201,920	1,062,597
Repurchase of shares	(5,532)	(4,602)	(1,574)
Dividends received from subsidiaries	—	217,327	157,837
Proceeds from loans	745,000	1,742,317	—
Repayment of loans	—	(974,384)	—

Net cash provided by financing activities	4,209,277	913,285	957,476

Net change in cash and cash equivalents	789,470	(18,891)	(223,233)

Cash and cash equivalents – beginning of year	43,961	62,852	286,085

Cash and cash equivalents – end of year	$833,431	$43,961	$62,852

     XL CAPITAL LTD

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2005, 2004 and 2003

		Ceded	Assumed
	Gross	to Other	from Other	Net
(U.S. dollars in thousands)	Amount	Companies	Companies	Amount

2005
Property and casualty	$5,720,536	$2,172,726	$3,476,301	$7,024,111
Life and annuity	–	37,617	2,274,520	2,236,903
Financial products & services	290,250	21,695	87,890	356,445

	$6,010,786	$2,232,038	$5,838,711	$9,617,459

2004
Property and casualty	$5,733,247	$2,111,728	$3,648,215	$7,269,734
Life and annuity	–	34,385	1,397,516	1,363,131
Financial products & services	296,520	19,573	48,715	325,662

	$6,029,767	$2,165,686	$5,094,446	$8,958,527

2003
Property and casualty	$5,000,371	$2,073,489	$3,636,321	$6,563,203
Life and annuity	–	31,542	733,649	702,107
Financial products & services	301,939	9,664	58,570	350,845

	$5,302,310	$2,114,695	$4,428,540	$7,616,155

XL CAPITAL LTD SCHEDULE VI

SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

								Losses and Loss Expenses
(U.S.				Reserves				incurred related to		Net Paid	Amortization
dollars			Deferred	For Losses	Reserves for		Net			Losses and	of Deferred	Net
in			Acquisition	and Loss	Unearned	Net Earned	Investment	Current	Prior	Loss	Acquisition	Premiums
thousands)			Costs	Expenses	Premiums	Premiums	Income	Year	Year	Expenses	Costs	Written

2005	(1)	.	$795,190	$23,767,672	$5,385,901	$7,127,774	$1,184,522	$6,351,281	$1,113,720	$2,609,766	$1,136,326	$7,380,556

2004	(1)	.	$760,597	$19,837,669	$5,188,845	$7,216,838	$829,149	$4,643,894	$267,594	$3,066,337	$1,216,034	$7,595,396

2003	(1)	.	$718,998	$16,763,124	$4,724,005	$6,284,922	$677,220	$3,759,142	$937,285	$2,882,284	$1,130,550	$6,914,048

(1)	The information presented above includes balances from the general and financial operations. The life and annuity operations have been excluded.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006

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

Signatures	Title	Date

/s/ BRIAN M. O’HARA	President, Chief Executive Officer and Director	March 7, 2006
(Principal Executive Officer)
Brian M. O’Hara

/s/ JERRY M. DE ST. PAER	Executive Vice President and Chief Financial Officer	March 7, 2006
(Principal Financial Officer and Principal
Jerry M. de St Paer	Accounting Officer)

/s/ MICHAEL P. ESPOSITO JR.	Director and Chairman of the Board of Directors	March 7, 2006

Michael P. Esposito, Jr.

/s/ DALE R. COMEY	Director	March 7, 2006

Dale R. Comey

/s/ JOSEPH MAURIELLO	Director	March 7, 2006

Joseph Mauriello

/s/ EUGENE M. MCQUADE	Director	March 7, 2006

Eugene M. McQuade

/s/ ROBERT S. PARKER	Director	March 7, 2006

Robert S. Parker

/s/ CYRIL E. RANCE	Director	March 7, 2006

Cyril E. Rance

/s/ ALAN Z. SENTER	Director	March 7, 2006

Alan Z. Senter

/s/ JOHN T. THORNTON	Director	March 7, 2006

John T. Thornton

/s/ ELLEN E. THROWER	Director	March 7, 2006

Ellen E. Thrower

/s/ JOHN W. WEISER	Director	March 7, 2006

John W. Weiser