Form 10-Q
period 2006-03-31
XL CAPITAL LTD
filed 2006-05-05
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     X         Accelerated filer _____     Non-accelerated filer _____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of May 1, 2006, there were 180,293,805 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at March 31, 2006 (Unaudited) and
	December 31, 2005	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

	Signatures	49

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)
	(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2006, $33,283,814;
2005, $31,984,076)	$33,134,263	$32,309,565
Equity securities, at fair value (cost: 2006, $764,267; 2005, $696,858)	959,989	868,801
Short-term investments, at fair value (amortized cost: 2006, $2,686,404;
2005, $2,552,589)	2,677,741	2,546,073

Total investments available for sale	36,771,993	35,724,439
Investments in affiliates	1,887,228	2,046,721
Other investments	452,263	399,417

Total investments	39,111,484	38,170,577
Cash and cash equivalents	2,262,824	3,693,475
Accrued investment income	375,068	391,660
Deferred acquisition costs.	955,284	866,200
Prepaid reinsurance premiums	1,231,940	1,067,556
Premiums receivable.	4,485,444	3,799,041
Reinsurance balances receivable	1,175,467	1,043,013
Unpaid losses and loss expenses recoverable	6,322,630	6,441,522
Goodwill and other intangible assets	1,806,425	1,814,544
Deferred tax asset, net	297,181	318,399
Other assets	732,072	848,914

Total assets	$58,755,819	$58,454,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$23,733,585	$23,767,672
Deposit liabilities	7,987,272	8,240,987
Future policy benefit reserves	5,674,221	5,606,461
Unearned premiums	6,392,319	5,388,996
Notes payable and debt	3,367,646	3,412,698
Reinsurance balances payable	1,271,488	1,414,752
Net payable for investments purchased	269,167	639,034
Other liabilities.	1,512,857	1,438,234
Minority interest.	56,684	74,256

Total liabilities	$50,265,239	$49,983,090

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2006	2005

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized,
par value $0.01 Issued and outstanding: 2006 and 2005, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized,
par value $0.01 Issued and outstanding: 2006 and 2005, 11,500,000;	115	115
Series C preference ordinary shares, 20,000,000 authorized,
par value $0.01 Issued and outstanding 2006 and 2005, nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01
Issued and outstanding: 2006, 180,284,555; 2005, 179,528,593	1,803	1,795
Additional paid in capital	6,397,208	6,472,839
Accumulated other comprehensive (loss) income	(122,113)	268,243
Deferred compensation	—	(95,464)
Retained earnings	2,213,475	1,824,191

Total shareholders’ equity	$8,490,580	$8,471,811

Total liabilities and shareholders’ equity	$58,755,819	$58,454,901

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in thousands, except per share amounts)
	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Revenues:
Net premiums earned	$1,818,549	$1,899,435
Net investment income	463,742	308,205
Net realized gains on investments	22,765	60,671
Net realized and unrealized gains on derivative instruments	48,851	45,178
Net income from investment affiliates	106,393	70,512
Fee income and other	12,962	17,160

Total revenues	$2,473,262	$2,401,161

Expenses:
Net losses and loss expenses incurred	$1,097,124	$1,143,061
Claims and policy benefits	142,880	125,627
Acquisition costs	267,087	294,394
Operating expenses	261,561	247,156
Exchange losses	30,749	10,922
Interest expense	127,869	88,286
Amortization of intangible assets	1,095	2,793

Total expenses	$1,928,365	$1,912,239

Income before minority interest in net income of subsidiary, income tax
(benefit) charge and net (income) from operating affiliates	$544,897	$488,922
Minority interest in net income of subsidiary	2,258	2,275
Income tax (benefit) charge	66,636	52,874
Net loss (income) from operating affiliates	7,420	(19,252)

Net income	468,583	453,025
Preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$458,503	$442,945

Weighted average ordinary shares and ordinary share equivalents
outstanding — basic	178,424	138,035

Weighted average ordinary shares and ordinary share equivalents
outstanding — diluted	179,158	139,147

Earnings per ordinary share and ordinary share equivalent — basic	$2.57	$3.21

Earnings per ordinary share and ordinary share equivalent — diluted	$2.56	$3.18

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Net income.	$468,583	$453,025
Change in net unrealized (depreciation) appreciation of investments,
net of tax	(399,238)	(344,140)
Foreign currency translation adjustments, net	11,236	18,070
Net unrealized gain (loss) on future policy benefit reserves	(2,509)	3,082
Amortization of loss on cash flow hedge	155	156

Comprehensive income	$78,227	$130,193

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	—	—

Balance — end of period	$207	$207

Class A Ordinary Shares:
Balance-beginning of year	$1,795	$1,389
Issue of ordinary shares	8	8
Exercise of stock options	1	4
Repurchase of ordinary shares	(1)	(1)

Balance — end of period	$1,803	$1,400

Additional Paid in Capital:
Balance — beginning of year	$6,472,839	$3,950,175
Issue of ordinary shares	49,769	61,629
Repurchase of ordinary shares	(1,715)	(3,837)
Exercise of stock options	3,027	16,238
Stock option expense	5,335	4,177
Equity reclassification impact of adopting FAS 123 (r)	(95,464)	—
Net change in deferred compensation	(36,583)	—

Balance — end of period	$6,397,208	$4,028,382

Accumulated Other Comprehensive Income:
Balance — beginning of year	$268,243	$460,273
Net change in unrealized (losses) on investment portfolio, net of tax	(416,805)	(347,320)
Net change in unrealized gains (losses) on investment
portfolio of affiliates	17,567	3,180
Amortization of loss on cash flow hedge	155	156
Net unrealized gain or loss on future policy benefit reserves	(2,509)	3,082
Currency translation adjustments	11,236	18,070

Balance — end of period	$(122,113)	$137,441

Deferred Compensation:
Balance — beginning of year	$(95,464)	$(69,988)
Net issue of restricted shares	—	(62,031)
Amortization	—	9,131
Equity reclassification impact of adopting FAS 123 (r)	95,464	—

Balance — end of period	$—	$(122,888)

Retained Earnings:
Balance — beginning of year	$1,824,191	$3,396,639
Net income	468,583	453,025
Dividends on Series A and B preference ordinary shares	(10,080)	(10,080)
Dividends on Class A ordinary shares.	(67,418)	(69,057)
Repurchase of ordinary shares	(1,801)	—

Balance — end of period	$2,213,475	$3,770,527

Total Shareholders’ Equity	$8,490,580	$7,815,069

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Cash flows provided by operating activities:
Net income	$468,583	$453,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized (gains) on investments.	(22,765)	(60,671)
Net realized and unrealized (gains) on derivative instruments	(48,851)	(45,178)
Amortization of premiums on fixed maturities	5,394	17,191
Net (income) from investment, insurance and financial affiliates	(98,973)	(89,764)
Amortization of deferred compensation	18,975	9,131
Accretion of debt	239	241
Accretion of deposit liabilities	79,329	46,327
Unpaid losses and loss expenses	(34,087)	70,034
Future policy benefit reserves	67,760	(112,007)
Unearned premiums	1,003,323	1,140,169
Premiums receivable.	(686,312)	(1,080,957)
Unpaid losses and loss expenses recoverable	118,892	226,578
Prepaid reinsurance premiums	(164,384)	(114,779)
Reinsurance balances receivable	(132,454)	(108,074)
Deferred acquisition costs.	(89,084)	(161,302)
Reinsurance balances payable	(143,264)	38,022
Deferred tax asset	21,218	11,511
Other	191,468	31,072

Total adjustments	$86,424	$(182,456)

Net cash provided by operating activities	$555,007	$270,569

Cash flows used in investing activities:
Proceeds from sales of fixed maturities and short-term investments	$4,898,089	$5,430,909
Proceeds from redemptions of fixed maturities
and short-term investments	423,270	391,782
Proceeds from sales of equity securities	259,413	242,684
Purchases of fixed maturities and short-term investments	(7,011,699)	(6,387,489)
Purchases of equity securities	(344,557)	(243,666)
Investments in affiliates, net of dividends received	255,380	18,159
Other investments	(40,078)	18,092
Acquisition of subsidiary, net of cash acquired	(12,600)	—
Other assets	4,097	—

Net cash used in investing activities	$(1,568,685)	$(529,529)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	$2,546	$16,242
Repurchase of shares	(3,516)	(3,837)
Dividends paid	(77,498)	(79,137)
Repayment of loans	(45,291)	—
Deposit liabilities	(301,785)	379,549
Net cash flow from securities lending	9,780	(69,725)

Net cash (used in) provided by financing activities	$(415,764)	$243,092
Effects of exchange rate changes on foreign currency cash	(1,209)	(1,482)

Decrease in cash and cash equivalents	$(1,430,651)	$(17,350)
Cash and cash equivalents — beginning of period	3,693,475	2,203,726

Cash and cash equivalents — end of period	$2,262,824	$2,186,376

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

2.   Significant Accounting Policies

(a) Stock-based compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At March 31, 2006, the Company has several stock based Performance Incentive Programs, which are described more fully in Note 19 to the consolidated financial statements filed on Form 10-K for the year ended December 31, 2005. Stock based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from the date of grant.

     In 2004, the FASB issued SFAS No.123 (revised 2004) (“FAS 123(r)”), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(r) superseded FAS 123, APB 25 and amended SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in FAS 123(r) is similar to the approach described in FAS 123, which, the Company adopted on a prospective basis in 2003. However, FAS 123(r) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values.

     The Company adopted FAS 123(r) effective January 1, 2006 using the modified-prospective method to account for share-based payments made to employees. The modified-prospective method is similar to the modified-prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(r) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123(r) for all awards granted to employees prior to the effective date of FAS 123(r) that remain unvested on the effective date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (Continued)

	2006	2005

Dividend yield	2.10%	2.6%
Risk free interest rate	4.70%	4.00%
Expected volatility	25.0%	25.0%
Expected lives	5.5 years	5.5 years

     In first quarter 2006 and 2005, the Company granted 155,300 and 1,852,500 options, respectively, of its common stock to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $17.39 and $17.06, respectively. During the three-month periods ended March 31, 2006 and 2005, The Company recognized $4.6 million and $4.2 million, respectively, of compensation expense, net of tax, related to its stock option plans. Total intrinsic value of stock options exercised during the three-month periods ended March 31, 2006 and 2005 was $1.3 million and $6.4 million, respectively.

     The following is a summary of stock options as of March 31, 2006 and related activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000s)

Outstanding – beginning of period	12,745,290	75.35	6.0 years
Granted	155,300	67.97
Exercised	(60,319)	45.99
Cancelled	(70,626)	78.59

Outstanding – end of period	12,769,645	75.39	5.8 years	$26,357

Options exercisable	10,174,402		5.1 years	$26,357

Options available for grant	12,769,789 *

* Available for grant includes shares that may be granted as either stock options or restricted stock.

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between XL’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $42.3 million as of the end of March 31, 2006, related to approximately 12.8 million options, which is expected to be recognized over a weighted-average period of 1.8 years.

     In the first quarter of 2006, the Company incurred no additional stock based compensation due to the adoption of FAS 123(r) related to the vesting in 2006 of options granted prior to January 1, 2003, as all options granted prior to that date had been fully vested by March 31, 2006.

     For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, the Company accounted for stock option grants under the recognition and measurement principles of APB 25 and related interpretations and accordingly, recognized no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings per share for the three-month period ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (Continued)

(Unaudited)
Three Months Ended
(U.S. dollars in thousands, except per share amounts)	March 31, 2005

Net income available to ordinary shareholders—
as reported	$442,945
Add: Stock based employee compensation expense included in reported net
income, net of related tax	4,177
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related
tax effects	(8,129)

Pro forma net income available to ordinary shareholders	$438,993

Earnings per share:
Basic – as reported	$3.21
Basic – pro forma	$3.18
Diluted – as reported	$3.18
Diluted – pro forma	$3.15

     Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

     In first quarter 2006 and 2005, the Company granted 750,112 and 815,550 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $66.60 and $75.48, respectively. During the three-month periods ended March 31, 2006 and 2005, $19.0 million and $9.1 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $132.0 million as of the end of March 31, 2006, dated to approximately 2.0 million restricted stock awards which is expected to be recognized over 3.0 years. Non-vested restricted stock awards as of March 31, 2006 and for the three months then ended were as follows:

	Number of	Weighted-
	shares	Average Grant
	(thousands)	Date Fair Value

Unvested at December 31, 2005	1,529	$62.43
Granted	750	$66.60
Vested	(277)	$75.40
Forfeited	(3)	$74.12

Unvested at March 31, 2006	1,999	$66.03

     FAS 123(r) requires that compensation costs be recognized for unvested stock based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company has adopted this policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. In the first quarter of 2006, the Company incurred $6.4 million of additional stock based compensation expense due to the adoption of FAS 123(r) related to this treatment of retirement eligible employees as compared to the previous attribution methodology.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements

     In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, and clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.

4.   Segment Information

     The Company is organized into four operating segments — Insurance, General Reinsurance, Life and Annuity Reinsurance and Financial Products and Services — in addition to a Corporate segment that includes the general investment and financing operations of the Company. Following changes in executive management responsibilities the Company now considers the Life and Annuity Reinsurance business as a separate operating segment. General operations include property and casualty lines of business.

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

     The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended March 31, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$1,031,297	$635,127	$—	$1,666,424
Fee income and other	7,395	2,926	—	10,321
Net losses and loss expenses	677,507	387,088	—	1,064,595
Acquisition costs	127,694	123,039	—	250,733
Operating expenses (1)	138,078	39,576	—	177,654
Exchange losses	30,711	3,414	—	34,125

Underwriting profit	$64,702	$84,936	$—	$149,638

Life and Annuity Operations:
Life premiums earned	$—	$90,665	$—	$90,665
Fee income and other	—	66	—	66
Claims and policy benefits	—	142,880	—	142,880
Acquisition costs	—	9,275	—	9,275
Operating expenses (1)	—	6,478	—	6,478
Exchange (gains)	—	(3,374)	—	(3,374)
Net investment income	—	78,623	—	78,623

Net income from life and annuity operations	$—	$14,095	$—	$14,095

Financial Operations:
Net premiums earned			$61,460	$61,460
Fee income and other			2,575	2,575
Net losses and loss expenses			32,529	32,529
Acquisition costs			7,079	7,079
Operating expenses (1)			18,283	18,283
Exchange (gains)			(2)	(2)

Underwriting profit			$6,146	$6,146

Net investment income — financial guarantee			$17,077	$17,077
Net investment income — structured products			105,675	105,675
Interest expense — structured products			77,519	77,519
Operating expenses — structured products (1)			10,004	10,004
Net income from financial and investment
affiliates			6,449	6,449
Minority interest			2,258	2,258
Net results from derivatives (2)			18,928	18,928

Contribution from financial operations			$64,494	$64,494

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended March 31, 2006: (continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$262,367
Net realized and unrealized gains on investments
and derivative instruments (3)				52,688
Net income from investment and operating
affiliates				92,524
Interest expense (4)				50,350
Amortization of intangible assets				1,095
Corporate operating expenses				49,142
Income tax				66,636

Net Income				$468,583

General Operations:
Loss and loss expense ratio (5)	65.7%	60.9%		63.9%
Underwriting expense ratio (5)	25.8%	25.7%		25.7%

Combined ratio (5)	91.5%	86.6%		89.6%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized losses on credit derivatives of $1.2 million and on structured financial derivatives of $0.8 million and gains on weather and energy derivatives of $21.0 million.
(3)	This includes net realized gains on investments of $22.8 million and net realized and unrealized gains on investment derivatives of $29.9 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

     The following is an analysis of results by segment together with a reconciliation to net income:

Three months ended March 31, 2005:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$1,082,518	$683,751	$—	$1,766,269
Fee income and other	3,927	17	—	3,944
Net losses and loss expenses	725,515	410,350	—	1,135,865
Acquisition costs	138,743	142,190	—	280,933
Operating expenses (1)	125,868	41,406	—	167,274
Exchange losses (gains)	14,315	(3,614)	—	10,701

Underwriting profit	$82,004	$93,436	$—	$175,440

Life and Annuity Operations:
Life premiums earned	$—	$81,471	$—	$81,471
Fee income and other	—	65	—	65
Claims and policy benefits	—	125,627	—	125,627
Acquisition costs	—	6,351	—	6,351
Operating expenses (1)	—	4,183	—	4,183
Exchange losses	—	270	—	270
Net investment income	—	59,903	—	59,903
Interest expense	—	—	—	—

Net income from life and annuity operations	$—	$5,008	$—	$5,008

Financial Operations:
Net premiums earned			$51,695	$51,695
Fee income and other			13,151	13,151
Net losses and loss expenses			7,196	7,196
Acquisition costs			7,110	7,110
Operating expenses (1)			17,556	17,556
Exchange gains			(49)	(49)

Underwriting profit			$33,033	$33,033
Net investment income — financial guarantee			$14,518	$14,518
Net investment income — structured products			61,854	61,854
Interest expense — structured products			42,410	42,410
Operating expenses — structured products (1)			9,758	9,758
Net income from financial and investment
affiliates			6,628	6,628
Minority interest			2,275	2,275
Net results from derivatives (2)			16,078	16,078

Contribution from financial operations			$77,668	$77,668

See footnotes on following page

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended March 31, 2005: (continued)
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$171,930
Net realized and unrealized gains on investments
and derivative instruments (3)				89,771
Net income from investment and operating
affiliates				83,136
Interest expense (4)				45,876
Amortization of intangible assets				2,793
Corporate operating expenses				48,385
Income tax expense				52,874

Net Income				$453,025

General Operations:
Loss and loss expense ratio (5)	67.0%	60.0%		64.3%
Underwriting expense ratio (5)	24.5%	26.9%		25.4%

Combined ratio (5)	91.5%	86.9%		89.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.
(2)	Includes net realized and unrealized gains on credit derivatives of $10.3 million, losses on structured financial derivatives of $0.2 million and gains on weather and energy derivatives of $6.0 million.
(3)	This includes net realized gains on investments of $60.7 million and net realized and unrealized gains on investment derivatives of $29.1 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income”.
(4)	Interest expense excludes interest expense related to life and annuity and financial operations, shown separately.
(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

     The following tables summarize the Company’s net premiums earned by line of business:

Three months ended March 31, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Professional liability	$367,294	$82,368	$—	$449,662
Casualty	241,254	178,334	—	419,588
Property catastrophe	19,463	54,044	—	73,507
Other property	175,348	184,456	—	359,804
Marine, energy, aviation and satellite	172,642	35,430	—	208,072
Accident and health	(12)	6,909	—	6,897
Other (1)	55,308	93,586	—	148,894

Total general operations	$1,031,297	$635,127	$—	$1,666,424
Life and annuity operations	—	$90,665	—	$90,665
Financial operations	—	—	$61,460	$61,460

Total	$1,031,297	$725,792	$61,460	$1,818,549

(1)      Other includes surety, bonding, warranty and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (Continued)

Three months ended March 31, 2005:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Professional liability	$365,268	$90,593	$—	$455,861
Casualty	285,655	225,983	—	511,638
Property catastrophe	19,880	65,963	—	85,843
Other property	161,608	183,110	—	344,718
Marine, energy, aviation and satellite	206,865	41,275	—	248,140
Accident and health	58	9,053	—	9,111
Other (1)	43,184	67,774	—	110,958

Total general operations	$1,082,518	$683,751	$—	$1,766,269
Life and annuity operations	$—	$81,471	$—	$81,471
Financial operations	$—	$—	$51,695	$51,695

Total	$1,082,518	$765,222	$51,695	$1,899,435

(1)      Other includes surety, bonding, warranty and other lines.

5.   Notes Payable and Debt and Financing Arrangements

     The Company replaced its letter of credit facility utilized to support the capital requirements of its syndicates at Lloyd’s of London (“Lloyd’s”), with a new £500 million credit facility that closed on March 14, 2006. Commitments from the participating banks expire on November 30, 2007, which will enable the Company to use this facility to meet its letter of credit needs for the 2008 year of account at Lloyd’s.

     The Company is negotiating a new $500 million syndicated letter of credit facility. The new facility will have a tenor of 364-days and is expected to close in early May 2006.

6.   Exposures under Guaranties

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

     At March 31, 2006, the Company’s net outstanding par exposure under its in-force financial guaranty insurance and reinsurance policies and contracts aggregated to $96.4 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $165.6 million at such date. In addition, at March 31, 2006, the Company’s notional exposure under credit default swaps aggregated to $16.2 billion and the net liability for these credit default swaps reflected in the Company’s balance sheet at March 31, 2006 was $21.4 million.

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

     The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income:

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands)	March 31,

	2006	2005

Credit derivatives	$(1,262)	$10,249
Weather and energy risk management derivatives	20,988	6,054
Other non-investment derivatives	(798)	(225)

Net results from derivatives financial operations	$18,928	$16,078
Investment derivatives	29,923	29,100

Net realized and unrealized gains on derivative instruments	$48,851	$45,178

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

     The following table summarizes the reporting of investment grade credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

	(Unaudited)
	Three Months Ended
(U.S. dollars in thousands)	March 31,

	2006	2005

Statement of Income:
Net earned premiums	$5,798	$8,177
Net losses and loss expenses	$112	$2,126
Net realized and unrealized (losses) gains on credit derivatives	$(1,262)	$10,249

	(Unaudited)
	As at	As at
	March 31,	December 31,

(U.S. dollars in thousands)	2006	2005

Balance Sheet:
Unpaid losses and loss expenses recoverable	$863	$787
Other assets	$14,601	$15,768
Unpaid losses and loss expenses	$15,894	$27,562
Other liabilities	$20,965	$20,347

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

9.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited)
	Three Months Ended
(U.S. dollars and shares in thousands, except per share amounts)	March 31,

	2006	2005

Basic earnings per ordinary share:
Net income	$468,583	$453,025
Less: preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$458,503	$442,945

Weighted average ordinary shares outstanding	178,424	138,035
Basic earnings per ordinary share	$2.57	$3.21

Diluted earnings per ordinary share:
Net income.	$468,583	$453,025
Less: preference share dividends	(10,080)	(10,080)

Net income available to ordinary shareholders	$458,503	$442,945

Weighted average ordinary shares outstanding — basic	178,424	138,035
Average stock options outstanding (1) (2)	734	1,112

Weighted average ordinary shares outstanding — diluted	179,158	139,147

Diluted earnings per ordinary share	$2.56	$3.18

Dividends per ordinary share	$0.38	$0.50

(1)	Net of shares repurchased under the treasury stock method.
(2)	Average stock options outstanding excluded where anti-dilutive to the loss per ordinary share.

10. Subsequent Events

     On April 7, 2006, Security Capital Assurance Ltd (“SCA”) filed a registration statement on Form S-1 for an initial public offering. SCA is a wholly owned subsidiary of the Company, formed to hold the Company’s financial guarantee insurance and reinsurance businesses conducted through XL Capital Assurance Inc (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”). Under the registration statement, a portion of SCA’s shares will be issued and sold by SCA and a portion will be sold by XL Insurance (Bermuda) Ltd, as selling shareholder. After the consummation of the offering, the Company will beneficially own approximately 65% of SCA’s outstanding common shares which will be reduced if the underwriters’ option to purchase additional common shares is exercised.

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

     This discussion and analysis should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto, presented under Item 1A, Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2005.

Executive Overview

     See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Results of Operations

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below):

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Net income available to ordinary shareholders	$458,503	$442,945

Earnings per ordinary share — basic	$2.57	$3.21
Earnings per ordinary share — diluted	$2.56	$3.18
Weighted average number of ordinary shares and ordinary share
equivalents — basic	178,424	138,035
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	179,158	139,147

     The Company’s net income and other financial measures for the three months ended March 31, 2006 have been affected by, among other things, the following significant items:

1)	Underwriting environment and risk management initiatives; and

2)	Growing asset base, higher investment yields and positive performance from investment affiliates.

1.   Underwriting environment and risk management initiatives

     Overall market conditions have emerged in line with the Company’s expectations and remain attractive across most property and casualty lines. The Company continues to decrease capacity in areas where the Company believes that risk assumption is not being adequately rewarded such as U.K. motor lines. Given the differing dynamics of the markets in which the Company operates, moderation of pricing is taking place at different paces in different markets. As an example, the European property business, which largely renews in January, continued to see rate decreases while U.S. property catastrophe rates have continued to increase following the impact of the 2005 hurricanes.

     The Company’s results have also been impacted during the first quarter of 2006 by the overall risk management initiatives put in place to reduce catastrophe exposure to property and marine and offshore energy lines of business. The Company has reduced its aggregate catastrophe exposure in the three months ended March 31, 2006 through selective underwriting in areas such as the Gulf of Mexico and the exclusion of certain risks where possible. The Company has also generally made higher reinsurance cessions on most short tail lines, in particular to Cyrus Reinsurance Limited, which covers property catastrophe reinsurance and retrocessional business. The impact of these initiatives was most notable in net premiums written in the first quarter of 2006 and it is expected to be earned over the balance of the year.

2.   Growing asset base, higher investment yields and positive performance from investment affiliates.

     Net investment income was $463.7 million for the three months ended March 31, 2006, compared to $308.2 million, for the same period in 2005. This increase resulted from a larger investment base combined with higher investment yields primarily due to increases in U.S. short-term and intermediate-term interest rates. The increase in the size of the investment portfolio resulted from equity raised in the fourth quarter of 2005, growth in structured and spread balances and positive cash flows from operations.

     Net income from investment affiliates was $106.4 million for the three months ended March 31, 2006, compared to $70.5 million for the same period in 2005. These results reflect strong returns from the Company’s alternative fund investments during the first quarter of 2006, as well as strong results from certain private equity investments.

Financial Measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Underwriting profit — general operations	$149,638	$175,440
Combined ratio — general operations	89.6%	89.7%
Investment income — general operations	$262,367	$171,930
Annualized return on average ordinary shareholders’ equity	23.0%	24.4%

Book value per ordinary share	$44.23	$52.13

Underwriting (loss) profit — general operations

     One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profit in the three months ended March 31, 2006 is primarily reflective of a lower earned premium base combined with the same factors that impact the combined ratio discussed below as a well as the impact of adverse foreign exchange movements.

Combined ratio — general operations

     The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The small decrease in the Company’s combined ratio for the three months ended March 31, 2006, compared to the same period in the previous year, was primarily a result of a lower loss and loss expense ratio partially offset by a higher underwriting expense ratio. The decrease in the loss and loss expense ratio was primarily due to lower net prior year loss development, and the mix of business written.

Net investment income — general operations

     Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also overall market interest rates. The average size of the investment portfolio outstanding during the three months ended March 31, 2006 increased as compared to the same period in 2005 due to the issuance of ordinary shares and equity units in the fourth quarter of 2005 and the positive operating cash flow. Total investments as at March 31, 2006 were $39.1 billion as compared to $30.6 billion as at March 31, 2005. Interest rates in the United States have risen since the first quarter of 2005, which has also contributed to the increase in investment income.

Book value per ordinary share

     Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss) and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has decreased by $0.08 over the first three months of 2006 and $7.90 since the same time in 2005. The factors noted above created $458.5 million in net income for the three months ended March 31, 2006, which increases book value, however, the net unrealized gains associated with the Company’s investment portfolio have decreased by $401.0 million net of tax for the first three months of 2006. These changes in net unrealized portfolio gains were driven primarily by increasing interest rates in the U.S., U.K. and the Euro zone. While these items create a net positive impact on book value, the average number of shares outstanding has increased significantly after the common share offering in the fourth quarter of 2005, thereby reducing the book value per share.

Annualized return on average ordinary shareholders’ equity

     Annualized return on average ordinary shareholders’ equity (“ROE”) is a widely used measure of a company’s profitability. It is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes target ROEs for its total operations, segments and lines of business. If the Company’s ROE return targets are not met with respect to any line of business over time, the Company seeks to re-evaluate these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value, including ROE. The decline in this financial measure in the first three months of 2006 as compared to the same period in 2005 was due to the issuance of ordinary shares and equity security units in the fourth quarter of 2005 and the increase in average outstanding common shareholders equity as a result of such issuance.

Other Key Focuses of Management

     See the discussion of the “Other Key Focuses of Management” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005. That discussion is updated with the disclosures set forth below.

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

     In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company is actively working to address these needs with several key business initiatives.

     To address these needs, management entered into a strategic initiative intended to augment the Company’s overall underwriting capacity to take advantage of opportunities in certain catastrophe exposed lines of business. Management has entered into a quota share reinsurance treaty with Cyrus Reinsurance Limited. Under this agreement, the Company cedes specified portions of the Company’s property catastrophe reinsurance and retrocessional lines of business to this new company.

Initial Public Offering of Financial Guarantee Business

     On April 7, 2006, Security Capital Assurance Ltd (“SCA”) filed a registration statement on Form S-1 for an initial public offering. SCA is a wholly owned subsidiary of the Company formed to hold The Company’s financial guarantee insurance and reinsurance businesses conducted through XL Capital Assurance Inc. (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”). Under the registration statement, a portion of SCA’s shares will be issued and sold by SCA and a portion will be sold by XL Insurance (Bermuda) Ltd, as selling shareholder. After the consummation of the offering, the Company will beneficially own approximately 65% of SCA’s outstanding common shares, which will be reduced if the underwriters’ option to purchase additional common shares is exercised.

Critical Accounting Policies and Estimates

     See the discussion of the Company’s “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Segment Results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

     The Company operates through four business segments: Insurance, General Reinsurance, Life and Annuity Reinsurance and Financial Products and Services. These business segments were determined in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Insurance

     General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’

and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, marine, equine and certain other insurance coverages including program business.

     A large portion of the Company’s insurance business written has loss experience that is characterized as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by using strict underwriting guidelines and various reinsurance arrangements.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Gross premiums written	$1,558,823	$1,677,775	(7.1)%
Net premiums written	1,153,163	1,280,150	(9.9)%
Net premiums earned	1,031,297	1,082,518	(4.7)%
Fee income and other	7,395	3,927	88.3%
Net losses and loss expenses	677,507	725,515	(6.6)%
Acquisition costs	127,694	138,743	(8.0)%
Operating expenses	138,078	125,868	9.7%
Exchange losses	30,711	14,315	114.5%

Underwriting profit	$64,702	$82,004	(21.1)%

* NM — Not Meaningful

     Gross and net premiums written decreased by 7.1% and 9.9%, respectively, in the three months ended March 31, 2006 compared with the three months ended March 31, 2005. The decrease in gross premiums written was primarily due to fewer multi-year contracts, foreign exchange movements and the discontinuation of the segment’s surety business. In addition, the majority of the January 1 property renewals relate to European business, where rates have decreased more than in other regions, which had a disproportionate impact on premiums written in the quarter. The decrease in net premiums written both in total and as a percentage of gross premiums written compared to the same period in 2005 was primarily a combined result of lower gross premiums written in global risk and lower net retentions in specialty and professional lines.

     Net premiums earned decreased by 4.7% in the three months ended March 31, 2006 compared with the three months ended March 31, 2005. This decrease was due to the factors affecting net premiums written, noted above.

     Exchange losses in the three months ended March 31, 2006 were primarily due to the impact of the weakening of the U.S. dollar against the U.K. sterling, Swiss franc and the Euro during the quarter in operations with U.S. dollars as a functional currency and exposure to foreign currency denominated liabilities.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Loss and loss expense ratio	65.7%	67.0%
Underwriting expense ratio	25.8%	24.5%

Combined ratio	91.5%	91.5%

     The loss and loss expense ratio includes net losses incurred for both the current period and any adverse or favorable prior period development of loss and loss expense reserves held at the beginning of the period. The loss and loss expense ratio for the three months ended March 31, 2006 decreased compared with the three months ended March 31, 2005, primarily as a result of higher net adverse development in the same period of the prior year. Prior year net adverse development totaled $12.0 million in the first quarter of 2006 related to strengthening of the 2005 hurricane reserves. Adverse development during the first quarter of 2005 was $43.0 million.

     The underwriting expense ratio for the three months ended March 31, 2006 increased compared with the same period in 2005. An increase in the operating expense ratio of 1.7 percentage points (13.4% as compared to 11.7%) was due primarily to compensation costs associated with certain restructuring activities in the segment and also as a result of reduced compensation related accruals and a relatively flat acquisition expense ratio in 2005.

General Reinsurance Operations

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

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Gross premiums written	$1,482,555	$1,694,202	(12.5)%
Net premiums written	1,288,999	1,567,870	(17.8)%
Net premiums earned	635,127	683,751	(7.1)%
Fee income and other	2,926	17	NM
Net losses and loss expenses	387,088	410,350	(5.7)%
Acquisition costs	123,039	142,190	(13.5)%
Operating expenses	39,576	41,406	(4.4)%
Exchange losses (gains)	3,414	(3,614)	NM

Underwriting profit	$84,936	$93,436	(9.1)%

* NM — Not Meaningful

     Gross and net premiums written decreased by 12.5% and 17.8%, respectively, in the first quarter of 2006 as compared to the first quarter of 2005. This decrease related primarily to the net reduction in catastrophe exposure and restructuring of the Company’s marine and energy exposures as a part of the Company’s aggregate risk reduction initiatives. Additionally, selective underwriting in certain motor and casualty lines contributed to the decrease. On a net premiums written basis, the decrease largely reflected the significant new catastrophe quota share reinsurance agreement with Cyrus Reinsurance Limited.

     Net premiums earned in the first quarter of 2006 decreased 7.1% compared to the first quarter of 2005. This decrease is a reflection of the impact of the items noted above and continued pricing pressures over the last 24 months.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005

Loss and loss expense ratio	60.9%	60.0%
Underwriting expense ratio	25.7%	26.9%

Combined ratio.	86.6%	86.9%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The segment loss and loss expense ratio in the three months ended March 31, 2006 was impacted by a single large property loss in Latin America of $23.5 million combined with limited net adverse development on prior year reserves. The quarter ended March 31, 2005 included $44.0 million of net losses related to Windstorm Erwin. Adverse development on the 2005 hurricanes of $22.3 million was partially offset by $15.6 million of favorable development in the remainder of the portfolio for a net adverse impact of $6.7 million in the first quarter of 2006. This compares to $20.0 million in net favorable development in the same period in 2005.

     The small decrease in the underwriting expense ratio in the three months ended March 31, 2006, as compared with the three months ended March 31, 2005, was due to a decrease in the acquisition expense ratio from 20.8% to 19.4% for the three months ended March 31, 2005 and 2006, respectively, offset by a small increase in the operating expense ratio from 6.1% to 6.2% for the three months ended March 31, 2005 and 2006, respectively. The decrease in the acquisition expense ratio was due to the impact of commissions received on the Cyrus Reinsurance Limited quota share reinsurance agreement. The operating expense ratio increase was primarily due to lower earned premium levels.

     Exchange losses in the three months ended March 31, 2006 were mainly attributable to an overall weakening, during that period, in the value of the U.S. dollar against U.K. Sterling, Swiss Franc and the Euro in those operations with the U.S. dollar as their functional currency and net U.K. Sterling and Euro liabilities.

Life and Annuity Reinsurance Operations

     Life and annuity reinsurance business written is primarily European life reinsurance. This includes term assurance, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Products and Services segment were transferred to the Reinsurance segment in the first quarter of 2005, as management of these contracts was transferred to the traditional life reinsurance business units in order to centralize management of mortality based life and annuity reinsurance business.

     The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Gross premiums written	$99,642	$91,009	9.5%
Net premiums written	90,468	81,256	11.3%
Net premiums earned	90,665	81,471	11.3%
Fee income and other	66	65	1.5%
Claims and policy benefits	142,880	125,627	13.7%
Acquisition costs	9,275	6,351	46.0%
Operating expenses	6,478	4,183	54.9%
Net investment income	78,623	59,903	31.3%
Exchange (gains) losses	(3,374)	270	NM

Net income	$14,095	$5,008	181.4%

* NM — Not Meaningful

     Gross premiums written increased in the first quarter of 2006 as compared to the first quarter of 2005. This increase was primarily a result of the growing portfolio of regular renewal premium business partially offset by unfavorable exchange rate impacts.

     Claims and policy benefits also increased in the first quarter of 2006 compared to the first quarter of 2005 in line with the growth in the underlying business. Changes in claims and policy benefits also include the movement in policy benefit reserves related to contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

     Acquisition costs increased in the first quarter of 2006, as compared to the first quarter of 2005, due to the mix of business earning in the period as newer blocks of term life business have had higher acquisition costs. Operating expenses increased in the first quarter of 2006 compared to the same period in 2005, reflecting the build up of the new life operations in the U.S.

     Net investment income is included in the calculation of net income from life and annuity reinsurance operations, as it relates to income earned on portfolios of separately identified, managed life investment assets and other allocated assets. Several new large annuity contracts have been written since March 31, 2005, which have significantly increased the invested assets relating to these operations, together with an increase in yields.

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

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Gross premiums written	$101,493	$60,947	66.5%
Net premiums written	96,306	52,629	83.0%
Net premiums earned	61,460	51,695	18.9%
Fee income and other	2,575	13,151	(80.4)%
Net losses and loss expenses	32,529	7,196	NM
Acquisition costs	7,079	7,110	(0.4)%
Operating expenses	18,283	17,556	4.1%
Exchange (gains)	(2)	(49)	NM

Underwriting profit	$6,146	$33,033	(81.4)%

Net investment income — financial guarantee	$17,077	$14,518	17.6%
Net investment income — structured products	105,675	61,854	70.8%
Interest expense — structured products	77,519	42,410	82.8%
Operating expenses — structured products	10,004	9,758	2.5%
Net income from financial and investment affiliates	6,449	6,628	(2.7)%
Minority interest	2,258	2,275	(0.7)%
Net results from derivatives	18,928	16,078	17.7%

Contribution from financial operations	$64,494	$77,668	(17.0)%

* NM — Not Meaningful

     Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for the three months ended March 31, 2006 and do not include the present value of future cash receipts expected from installment premium policies and contracts written in the period. In addition to the financial guaranty premiums, segment premiums also include amounts received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 66.5% and 83.0%, respectively, in the first quarter of 2006, as compared to the same period in 2005, were primarily due to the growth in in-force installment business and several large upfront public finance policies written during the first quarter of 2006, as compared to the same period in 2005. In addition, several new structured property and casualty policies and weather and energy insurance policies were bound in the quarter.

     Net premiums earned increased 18.9% in the first quarter of 2006 as compared to the same period in 2005. This increase related primarily to the continued growth in financial guaranty in force business.

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Financial Guaranty	$46,013	$39,607	16.2%
Political Risk	6,029	7,051	(14.5)%
Other (1)	9,418	5,037	87.0%

(1)      Other includes structured financial and alternative risk transfer products and weather and energy risk management products.

     Net losses and loss expenses include first quarter 2006 net losses incurred and adverse or favorable development of prior years net losses and loss expense reserves. Net losses and loss expenses for the three months ended March 31, 2006 increased compared to the same period in 2005 primarily due to a loss reserve of $21.5 million established in respect of a structured finance transaction policy.

     Operating expenses for the segment have increased for the three months ended March 31, 2006 compared to the same period in 2005 due to increased compensation costs.

     Net investment income related to the financial guaranty business increased by 17.6% in the three months ended March 31, 2006 compared to the same period in 2005, due primarily to higher average invested assets resulting from net cash inflows from operations combined with improved yields during the three months ended March 31, 2005.

     Net investment income related to structured products increased by 70.8% in the three months ended March 31, 2006, as compared to the same period in 2005, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $3.7 billion to $6.0 billion for the three months ended March 31, 2005 and 2006, respectively, together with increased yields.

     Interest expense on structured products relates to deposit liabilities associated with funding agreements, guaranteed investment contracts and certain structured property and casualty contracts. The increase in interest expense during the three months ended March 31, 2006 as compared to the same period in 2005 related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances for the three months ended March 31, 2006, as compared to the same period in 2005, off-set by reduced interest expense during the three months ended March 31, 2006 on certain structured property and casualty contracts resulting from a change in the timing of estimated cash outflows from such contracts.

     Net income from financial and investment affiliates includes earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates, which are accounted for under the equity method. During the first quarter of 2006, earnings from the Company’s investment in Primus decreased, as compared to the same period in 2005, while investment affiliate performance was stronger in the first quarter of 2006. The decrease in earnings from Primus relates to a negative mark to market in their credit derivative portfolio during the first quarter of 2006, as compared to the same period in 2005.

     Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended March 31, 2006 included realized gains from European frost day weather derivative contracts for the 2005/2006 winter, partially offset by negative movements in certain investment grade credit derivative exposures and the amortization of prior mark-to-market gains.

Investment Activities

     The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment derivative instruments:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Net investment income — general operations	$262,367	$171,930	52.6%
Net income from investment affiliates — general operations	99,974	67,914	47.2%
Net realized gains on investments	22,765	60,671	(62.5)%
Net realized and unrealized gains on investment derivative
instruments — general operations	29,923	29,100	2.8%

     Net investment income related to general operations increased in the first quarter of 2006 as compared to the first quarter of 2005 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the issuance of ordinary shares and equity units in the fourth quarter of 2005 and the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 5.1% at March 31, 2006, as compared to 4.3% at March 31, 2005 due primarily to higher interest rates in the U.S.

     Net income from investment affiliates increased in the first quarter of 2006 compared to the first quarter of 2005 due primarily to stronger performance in alternative fund affiliates and private equity fund affiliates.

     The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios:

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006 (1)	March 31, 2005 (1)

Asset/Liability portfolios
USD fixed income portfolio	0.2%	(0.2)%
Non USD fixed income portfolio	(0.9)%	(0.1)%

Risk Asset portfolios
Alternative portfolio (2)	4.3%	2.9%
Equity portfolio	8.6%	(0.7)%
High-Yield fixed income portfolio	2.0%	(1.4)%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the weighted average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars
(2)	Performance on the alternative portfolio reflects the three months ended February 28, 2006 and February 28, 2005, respectively.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

     Net realized gains on investments in the first quarter of 2006 included net realized gains of $33.5 million from sales of investments and net realized losses of approximately $10.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

     Net realized gains on investments in the first quarter of 2005 included net realized gains of $83.9 million from sales of investments and net realized losses of approximately $23.2 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

     The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

     Net realized and unrealized gains on investment derivatives for the three months ended March 31, 2006 resulted from the Company’s investment strategy to hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Unrealized Gains and Losses on Investments

     At March 31, 2006, the Company had net unrealized losses on fixed income and short term securities of $158.2 million and net unrealized gains on equities of $195.7 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $550.5 million and $8.8 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2006 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.S., U.K. and the Euro zone interest rates increased during the quarter, which was the primary reason for the decline in net unrealized gains on fixed income securities.

     At March 31, 2006, approximately 11,100 fixed income securities out of a total of approximately 17,300 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $4.5 million. Approximately 300 equity securities out of a total of approximately 1,800 securities were in an unrealized loss position at March 31, 2006 with the largest individual loss being $1.1 million.

     The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2006 had been in a continual unrealized loss position:

(U.S. dollars in thousands)		(Unaudited)	(Unaudited)
		Amount of	Fair Value of Securities
	Length of time in a continual	unrealized loss at	in unrealized loss position
Type of Securities	unrealized loss position	March 31, 2006	at March 31, 2006

Fixed Income and
Short-Term	Less than six months	$161,442	$10,821,404
	At least 6 months but less than 12 months	264,139	6,341,075
	At least 12 months but less than 2 years	75,933	5,469,511
	2 years and over	49,021	1,044,738

	Total	$550,535	$23,676,728

Equities	Less than six months	$6,433	$135,954
	At least 6 months but less than 12 months	2,392	18,229

	Total	$8,825	$154,183

     At March 31, 2006, the following was the maturity profile of the fixed income securities that were in a gross unrealized loss position:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
Maturity profile in years of fixed	Amount of	Fair value of securities
income securities in a continual	unrealized loss at	in unrealized loss positions
unrealized loss position	March 31, 2006	at March 31, 2006

Less than 1 year remaining	$9,494	$1,820,169
At least 1 years but less than 5 years remaining	135,110	4,829,898
At least 5 years but less than 10 years remaining	134,190	4,946,982
At least 10 years but less than 20 years remaining	14,181	853,950
At least 20 years or more remaining	50,724	1,861,195
Mortgage and asset backed securities	206,836	9,364,534

Total	$550,535	$23,676,728

     The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.3% of the total fixed income portfolio market value at March 31, 2006. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at March 31, 2006, $10.0 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)	(Unaudited)	(Unaudited)
	Amount of	Fair value of securities
Length of time in a continual	unrealized loss at	in unrealized loss position
unrealized loss position	March 31, 2006	at March 31, 2006

Less than six months	$3,687	$193,863
At least 6 months but less than 12 months	3,500	186,700
At least 12 months but less than 2 years	804	28,038
2 years and over	2,006	96,054

Total	$9,997	$504,655

Other Revenues and Expenses

     The following table sets forth other revenues and expenses:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005	% Change

Net (loss) income from operating affiliates —
general operations	$(7,450)	$15,222	NM
Amortization of intangible assets	1,095	2,793	(60.8)%
Corporate operating expenses	49,142	48,385	1.6%
Interest expense	50,350	45,876	9.8%
Income tax expense	66,636	52,874	26.0%

*NM — Not Meaningful

     Net income from operating affiliates decreased for the three months ended March 31, 2006 as compared to the same period in 2005 primarily as a result of the impairment in value of two operating affiliates as a result of expected restructuring activities.

     Corporate operating expenses in the three months ended March 31, 2006 were relatively unchanged compared to the three months ended March 31, 2005.

     The increase in interest expense primarily reflected the increase in outstanding debt since March 31, 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

     The income tax expense reported for the three months ended March 31, 2006 increased principally due to the increased profitability in the Company’s U.S. and European operations.

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

     At March 31, 2006 and December 31, 2005, total investments, cash and cash equivalents and net payable for investments purchased were $41.1 billion and $41.2 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)		(Unaudited)
		Market Value at		Market Value at
		March 31,	Percent of	December 31,	Percent of
		2006	Total	2005	Total

Cash and cash equivalents		$2,262,824	5.5%	$3,693,475	9.0%
Net payable for investments purchased		(269,167)	(0.6)%	(639,034)	(1.6)%
Fixed maturities		33,134,263	80.6%	32,309,565	78.4%
Short-term investments		2,677,741	6.5%	2,546,073	6.2%
Equity securities		959,989	2.3%	868,801	2.1%
Investments in affiliates		1,887,228	4.6%	2,046,721	5.0%
Other investments		452,263	1.1%	399,417	0.9%

Total investments and cash and cash equivalents	.	$41,105,141	100%	$41,225,018	100%

     The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At March 31, 2006 and December 31, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”. Approximately 54.4% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.3% was below investment grade or not rated.

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

     Unpaid losses and loss expenses relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $23.7 billion at March 31, 2006, and $23.8 billion at December 31, 2005.

     The table below represents a reconciliation of the Company’s general and financial operations net unpaid losses and loss expenses for the year ended March 31, 2006:

(U.S. dollars in thousands)
	(Unaudited)
	Three Months Ended
	March 31, 2006

		Unpaid	Net unpaid
	Gross unpaid	losses and	losses
	losses and loss	loss expenses	and loss
	expenses	recoverable	expenses

Balance as at December 31, 2005	$23,767,672	$(6,412,648)	$17,355,024
Losses and loss expenses incurred	1,404,962	(307,837)	1,097,125
Losses and loss expenses paid /recovered	1,397,687	(349,182)	1,048,505
Foreign exchange and other	(41,362)	65,095	23,733

Balance as at March 31, 2006	$23,733,585	$(6,306,208)	$17,427,377

     While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Risk Factors” in Item 1A, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 9 to the Consolidated Financial Statements, each in the Company’s Form 10-K for the year ended December 31, 2005, for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

     In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring with other insurers or reinsurers certain levels of risk assumed in various areas of exposure. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to its insureds. Accordingly, the loss and loss expense reserves on the balance sheet represent the Company’s total unpaid gross losses. Unpaid losses and loss expenses recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

     Unpaid losses and loss expenses recoverables, net of bad debt reserve, were $6.3 billion at March 31, 2006 and $6.4 billion at December 31, 2005. The table below presents the Company’s net reinsurance recoverable:

(U.S. dollars in thousands)	(Unaudited)
	As at	As at
	March 31,	December 31,
	2006	2005

Reinsurance balances receivable	$1,196,819	$1,069,402
Reinsurance recoverable on future policy benefits	16,421	28,874
Unpaid losses and loss expenses recoverable	6,536,120	6,646,972
Bad debt reserve on unpaid losses and loss expenses
and reinsurance balances receivable	(251,263)	(260,713)

Net paid and unpaid losses and loss expenses recoverable and
reinsurance balances receivable	$7,498,097	$7,484,535

     Under the terms of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and Winterthur Swiss Insurance Company (the “SPA”), Winterthur Swiss Insurance Company (“WSIC”) provides the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”), which were approximately $1.6 billion, in the aggregate, as of March 31, 2006. There are two levels of protection for these balances:

1.	At the time of the Winterthur International acquisition, WSIC provided to the Company a liquidity facility. At the time of the payment of the seasoned net reserves amount on December 12, 2005, the Company exercised its right to repay up to the balances outstanding on this facility by assignment to WSIC of an equal amount of receivables relating to reinsurance recoverables selected by the Company. During December 2005, the Company assigned $265.4 million of receivables to WSIC under this arrangement, although WSIC has disputed the assignment of certain of these receivables.

2.	Under two retrocession agreements, the Company has reinsurance protection on the reinsurance recoverables with respect to the seasoned net reserves amount determined as of June 30, 2004, to the extent that the Company does not receive payment of such amounts from applicable reinsurers with one agreement providing a limit of $1.3 billion for the insurance written in the period to June 30, 2001, and the other agreement providing a limit of $1.3 billion for the insurance written in the period to December 31, 2000.

     At March 31, 2006, certain reinsurers responsible for some portions of the reinsurance of the acquired Winterthur Business have raised issues as to whether amounts claimed are due and discussions are currently ongoing to achieve a resolution.

Liquidity and Capital Resources

     As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various coun-

tries the Company operates in including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

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

     New cash from operations was approximately $555.0 million in the first three months of 2006 compared with $270.6 million in the same period in 2005. This increase was due primarily to higher investment income from the growth of the Company’s investment portfolio.

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flow. Cash flow for the quarter ended March 31, 2006 included approximately $250 million related to the 2005 hurricanes. The Company has reviewed the anticipated cash flows from these events and believes it has sufficient liquidity to meet its obligations.

Capital Resources

     At March 31, 2006, the Company had total shareholders’ equity of $8.5 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

     The Company does not intend, subject to the terms and conditions of the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplements, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

     As at March 31, 2006, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.6 billion of which $3.4 billion in debt was outstanding. In addition, the Company had letters of credit facilities amounting to $5.6 billion of which $4.1 billion was utilized to provide for letters of credit in issue at March 31, 2006, 4.9% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

Debt

     The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at March 31, 2006:

				Payments Due By Period

Notes Payable and Debt			Year of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$100,000	$—	2006	$—	$—	$—
5 and 3-year revolvers	1,000,000	—	2007/2010	—	—	—	$—
5-year revolver	100,000	—	2010	—	—	—	—
2.53% Senior Notes	825,000	825,000	2009	—	—	825,000	—
5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed
Senior Notes	255,000	255,000	2011	—	—	—	255,000
6.50% Guaranteed
Senior Notes	598,153	598,153	2012	—	—	—	600,000
5.25% Senior Notes	594,493	594,493	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

Total	$4,567,646	$3,367,646		$—	$—	$1,570,000	$1,805,000

     “Commitment” and “In Use” data represent March 31, 2006 accreted values. “After 5 years” data represent ultimate redemption values.

Credit facilities, contingent capital and other sources of collateral.

     The Company replaced its letter of credit facility utilized to support the capital requirements of its syndicates at Lloyds of London (“Lloyds“), with a new £500 million credit facility that closed on March 14, 2006. Commitments from the participating banks expire on November 30, 2007, which will enable the Company to use this facility to meet its letter of credit needs for the 2008 year of account at Lloyd’s.

     The Company is negotiating a new $500 million syndicated letter of credit facility. The new facility will have a tenor of 364-days and is expected to close in early May 2006.

     At March 31, 2006, the Company had eight letter of credit facilities in place with total availability of $5.6 billion, of which $4.1 billion was utilized.

				Amount of Commitment
				Expiration Per Period
Other Commercial
Commitments			Year of	Less Than	1 To 3	3 To 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of credit
facility	$200,000	$191,178	Continuous	$200,000	$—	$—	$—
2 Letter of credit
facilities	5,976	5,976	2006	5,976
Letter of credit
facility (1)	100,000	—	2006	100,000	—	—	—
Letter of credit
facility	150,000	150,000	2006	150,000	—	—	—
Letter of credit
facility	869,500	687,736	2007	—	869,500	—	—
Letter of credit
facility (1)	2,000,000	1,187,791	2007	—	2,000,000	—	—
Letter of credit
facility (1)	2,250,000	1,833,498	2010	—	—	2,250,000	—

8 Letter of credit
facilities	$5,575,476	$4,056,179		$455,976	$2,869,500	$2,250,000	$—

(1)      Of the total letter of credit facilities above, $1.0 billion is also included in the revolvers under “Notes Payable and Debt”.

     The Company has several letter of credit facilities provided both on a syndicated and bilateral basis from commercial banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and loss experience of such business.

     In addition to funded debt transactions, the Company and a majority-owned subsidiary XL Financial Assurance Ltd. (“XLFA”) have entered into contingent capital transactions. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company or XLFA, as applicable.

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

     The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating
Standard & Poor’s	A+ (Stable)
Fitch	AA- (Stable)
A.M. Best	A+ (Stable)
Moody’s Investor Services	Aa3 (Stable)

     The following are the current financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating
Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

     In addition, XL Capital Ltd had the following long term debt ratings as at March 31, 2006: “a-” (Stable) from A.M. Best, “A-” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

     For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the three months ended March 31, 2006, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to Hurricanes Katrina, Rita and Wilma and other natural catastrophes; (iii) the Company’s ability to realize the expected benefits of the collateralized quota share reinsurance treaty that it entered into in the fourth quarter of 2005 with respect to specified portions of its property catastrophe and retrocessional lines of business; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company, including, without limitation, amounts due to the Company from WSIC in connection with the Company’s acquisition of the Winterthur Business; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the size of the Company’s claims relating to the hurricane and tsunami losses described herein may change; (vii) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (viii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (ix) increased competition on the basis of pricing, capacity, coverage terms or other factors; (x) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except as described below, there have been no material changes in the Company’s market risk exposures, or how those exposures are managed, since December 31, 2005. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2005.

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

     This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events or losses. See generally “Cautionary Note Regarding Forward-Looking Statements” in Item 2.

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

     The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the three months ended March 31, 2006:

(Unaudited)
Three Months Ended
(U.S. dollars in thousands)	March 31, 2006

Fair value of contracts outstanding, beginning of the year	$(4,345)
Option premiums received, net of premiums realized (1)	1,172
Reclassification of settled contracts to realized (2)	(2,626)
Other changes in fair value (3)	23,707

Fair value of contracts outstanding, end of period	$17,908

(1)	For the three months ended March 31, 2006, the Company collected $2.1 million of paid premiums and realized $3.3 million of premiums on expired transactions for a net decrease in the balance sheet derivative liability of $1.2 million.
(2)	The Company paid $2.6 million to settle derivative positions during the three months ended March 31, 2006, resulting in a reclassification of this amount from unrealized to realized and a decrease in the balance sheet derivative liability.
(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $23.7 million on the Company’s derivative positions.

     The change in fair value of contracts outstanding at March 31, 2006, as compared to the beginning of the year was primarily a result of realized gains from European frost day weather derivative contracts for the 2005/2006 winter.

     The following table summarizes the maturity of contracts outstanding as of March 31, 2006:

(U.S. dollars in thousands)
(Unaudited)	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	3-5 Years	5 Years	Fair Value

Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other
valuation methods	14,840	1,129	1,939	—	17,908

Total fair value of contracts
outstanding	$14,840	$1,129	$1,939	$—	$17,908

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

     The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended March 31, 2006 were $40.3 million, $18.8 million and $56.3 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended March 31, 2005 were $108.9 million, $101.5 million and $115.1 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $15.0 million in any one season.

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

Investment Value-At-Risk

     The VaR of the Company’s investment portfolio at March 31, 2006, based on a 95% confidence level with a one month holding period, was approximately $529.8 million as compared to $489.0 million as at December 31, 2005. The VaR of all investment related derivatives excluding investments in affiliates and other investments was $18.9 million as at March 31, 2006 as compared to $26.3 million as at December 31, 2005. The Company’s investment portfolio VaR as at March 31, 2006 is not necessarily indicative of future VaR levels.

     To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at March 31, 2006, the Company would expect to lose approximately 5.0% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.2% at December 31, 2005. Given the investment portfolio allocations as at March 31, 2006, the Company would expect to gain approximately 17.6% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 17.3% at December 31, 2005. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at March 31, 2006, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $37.8 billion as compared to approximately $37.9 billion as at December 31, 2005. As at March 31, 2006, the fixed income portfolio consisted of approximately 91.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.1% as at December 31, 2005.

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at March 31, 2006.

Total

AAA	54.4%
AA	15.2%
A	16.9%
BBB	11.2%
BB & BELOW	2.1%
NR	0.2%

Total	100.0%

     At March 31, 2006 and at December 31, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at March 31, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 3.8% of the total fixed income portfolio and approximately 11.2% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings	Fixed Income Portfolio (1)
Wells Fargo & Co.	0.4%
Bank of America Corporation	0.4%
Merrill Lynch & Co Inc	0.4%
General Electric Company	0.4%
Citigroup Inc	0.4%
HSBC Holdings plc	0.4%
Lloyds TSB Group plc	0.4%
HBOS plc	0.4%
Royal Bank of Scotland Group plc	0.3%
Banco Santander Central Hispano SA	0.3%

(1)      Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond yield curves as at March 31, 2006 would decrease the fair value of the Company’s fixed income portfolio by approximately 3.9% or $1.5 billion. Based on historical observations, it is unlikely that all global bond yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

     As at March 31, 2006, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $960 million as compared to $869 million as at December 31, 2005. As at March 31, 2006, the Company’s allocation to equity securities was approximately 2.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.1% as at December 31, 2005.

     As at March 31, 2006, approximately 59% of the equity portfolio was invested in U.S. companies as compared to approximately 53% as at December 31, 2005. As at March 31, 2006, the top ten equity holdings represented approximately 5.9% of the Company’s total equity portfolio as compared to approximately 5.8% as at December 31, 2005.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $96.0 million as at March 31, 2006 as compared to $86.9 million as at December 31, 2005.

Alternative Investment Portfolio

     The Company’s alternative investment portfolio had approximately 60 separate fund investments at March 31, 2006 with a total exposure of $1.6 billion representing approximately 3.8% of the total investments as compared to December 31, 2005 where the Company had approximately 80 separate fund investments with a total portfolio of $1.7 billion representing approximately 4.1% of the total investment portfolio.

     As at March 31, 2006, the alternative investment style allocation was 39% in Directional/tactical strategies, 29% in Event-driven strategies, 22% in Arbitrage strategies, and 10% in Multi-strategy strategies. As at December 31, 2005, the alternative investment style allocation was 43% in Directional/tactical strategies, 31% in Event-driven strategies, 18% in Arbitrage strategies, and 8% in Multi-strategy strategies.

Private Investment Portfolio

     As at March 31, 2006, the Company’s exposure to private investments was approximately $330.6 million compared to $252.2 million as at December 31, 2005. As at March 31, 2006, the Company’s exposure to private investments comprised approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2005.

Bond and Stock Index Futures Exposure

     As at March 31, 2006, bond and stock index futures outstanding had a net short position of $104.0 million as compared to a net long position of $46.4 million as at December 31, 2005. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized losses or realized gains of $10.4 million as at March 31, 2006 and realized gains or realized losses of $4.6 million as at December 31, 2005, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

     The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at March 31, 2006 was $87.2 million as compared to $603.0 million as at December 31, 2005, with a net unrealized loss of $2.7 million as compared to a net unrealized gain of $15.9 million as at December 31, 2005.

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

Credit Risk on Forward Contracts

     The Company is exposed to credit risk in the event of non-performance by the other parties to the forward contracts, however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

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

     On April 4, 2006 a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc., Aon, Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Ltd, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. The Complaint appears to make a number of allegations similar to the In re Insurance Brokerage Antitrust Litigation and asserts statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud.

     See also discussion of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and Winterthur Swiss Insurance Company, in “Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 above.

     The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 1A. RISK FACTORS

     Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases by the Company during the three months ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

January 1-31, 2006	5,960	$67.45	—	$135.4 million
February 1-28, 2006	—	$—	—	$135.4 million
March 1-31, 2006	45,757	$68.07	—	$135.4 million

Total	51,717	$68.00	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or nine months ended March 31, 2006. As of March 31, 2006, the Company may repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 6.       EXHIBITS

10.1	Amendment Agreement to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2006.

10.2	Agreement of Amendment, dated as of February 16, 2006, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006.

10.3	Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99.1	XL Capital Assurance Inc. and Subsidiary condensed consolidated financial statements (unaudited) for the three month periods ended March 31, 2006 and 2005.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three month periods ended March 31, 2006 and 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: May 5, 2006	/s/ BRIAN M. O’HARA
Brian M. O’Hara
President and Chief Executive Officer

Date: May 5, 2006	/s/ JERRY DE ST. PAER
Jerry de St. Paer
Executive Vice President and
Chief Financial Officer