Form 10-Q
period 2006-06-30
XL CAPITAL LTD
filed 2006-08-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer |X|    Accelerated filer _____    Non-accelerated filer _____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of August 2, 2006, there were 180,409,046 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I — FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at June 30, 2006 (Unaudited) and
	December 31, 2005	3

	Consolidated Statements of Income for the Three Months Ended
	June 30, 2006 and 2005 (Unaudited) and the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended June 30, 2006 and 2005 (Unaudited) and
	the Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Six Months
	Ended June 30, 2006 and 2005 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	71

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 4.	Submission of Matters to a Vote of Security Holders	74

Item 6.	Exhibits	75

	Signatures	76

See accompanying Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)
	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2006, $33,247,738;
2005, $31,984,076)	$32,792,886	$32,309,565
Equity securities, at fair value (cost: 2006, $707,118; 2005, $696,858)	838,364	868,801
Short-term investments, at fair value (amortized cost: 2006, $2,776,907;
2005, $2,552,589)	2,772,074	2,546,073

Total investments available for sale	36,403,324	35,724,439
Investments in affiliates	2,021,256	2,046,721
Other investments	442,797	399,417

Total investments	38,867,377	38,170,577
Cash and cash equivalents	2,566,768	3,693,475
Accrued investment income	398,552	391,660
Deferred acquisition costs.	972,655	866,200
Prepaid reinsurance premiums	1,260,633	1,067,556
Premiums receivable	4,432,477	3,799,041
Reinsurance balances receivable	1,026,890	1,043,013
Unpaid losses and loss expenses recoverable	6,148,443	6,441,522
Goodwill and other intangible assets	1,817,503	1,814,544
Deferred tax asset, net	344,527	318,399
Other assets	691,528	848,914

Total assets	$58,527,353	$58,454,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$23,733,500	$23,767,672
Deposit liabilities	7,559,896	8,240,987
Future policy benefit reserves	6,069,691	5,606,461
Unearned premiums	6,372,442	5,388,996
Notes payable and debt	3,367,887	3,412,698
Reinsurance balances payable	1,038,022	1,414,752
Net payable for investments purchased	450,548	639,034
Other liabilities	1,331,236	1,438,234
Minority interest	56,847	74,256

Total liabilities	$49,980,069	$49,983,090

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2006	2005

Commitments and Contingencies
Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized,
par value $0.01 Issued and outstanding: 2006 and 2005, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized,
par value $0.01 Issued and outstanding: 2006 and 2005, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized,
par value $0.01 Issued and outstanding 2006 and 2005, nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01
Issued and outstanding: 2006, 180,394,236; 2005, 179,528,593	1,804	1,795
Additional paid in capital	6,426,468	6,472,839
Accumulated other comprehensive (loss) income	(403,842)	268,243
Deferred compensation	—	(95,464)
Retained earnings	2,522,647	1,824,191

Total shareholders’ equity	$8,547,284	$8,471,811

Total liabilities and shareholders’ equity	$58,527,353	$58,454,901

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Net premiums earned	$1,984,590	$3,712,768	$3,803,139	$5,612,203
Net investment income	473,622	367,401	937,364	675,606
Net realized (losses) gains on investments	(23,604)	90,055	(839)	150,726
Net realized and unrealized gains (losses) on
derivative instruments	29,238	(47,941)	78,089	(2,763)
Net income (loss) from investment affiliates	28,849	(10,774)	135,242	59,738
Fee income and other	6,630	(3,048)	19,592	14,112

Total revenues	$2,499,325	$4,108,461	$4,972,587	$6,509,622

Expenses:
Net losses and loss expenses incurred	$1,119,561	$1,261,707	$2,216,685	$2,404,768
Claims and policy benefits	232,453	2,020,664	375,333	2,146,291
Acquisition costs	295,512	310,988	562,599	605,382
Operating expenses	279,464	248,950	541,025	496,106
Exchange losses (gains)	22,693	(10,693)	53,442	229
Interest expense	134,632	97,766	262,501	186,052
Amortization of intangible assets	420	3,043	1,515	5,836

Total expenses	$2,084,735	$3,932,425	$4,013,100	$5,844,664

Income before minority interest, income tax and
equity in net (income) of insurance and
financial affiliates	$414,590	$176,036	$959,487	$664,958
Minority interest in net income of subsidiary	—	2,079	2,258	4,354
Income tax	66,437	41,776	133,073	94,650
Net (income) from operating affiliates	(39,016)	(13,794)	(31,596)	(33,046)

Net income	387,169	145,975	855,752	599,000
Preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$377,089	$135,895	$835,592	$578,840

Weighted average ordinary shares and ordinary
share equivalents outstanding — basic	178,728	138,948	179,631	138,488

Weighted average ordinary shares and ordinary
share equivalents outstanding — diluted	179,198	140,404	180,069	139,841

Earnings per ordinary share and ordinary share
equivalent — basic	$2.11	$0.98	$4.65	$4.18

Earnings per ordinary share and ordinary share
equivalent — diluted	$2.10	$0.97	$4.64	$4.14

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$387,169	$145,975	$855,752	$599,000
Change in net unrealized (depreciation)
appreciation of investments, net of tax	(357,247)	388,243	(756,485)	44,103
Amortization of derivative loss on cash flow hedge	157	157	312	313
Foreign currency translation adjustments, net	85,762	61,252	96,998	79,322
Net unrealized (loss) gain on future policy
benefit reserves	(10,401)	2,508	(12,910)	5,590

Comprehensive income	$105,440	$598,135	$183,667	$728,328

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	—	—

Balance — end of period	$207	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,795	$1,389
Issue of shares	8	8
Exercise of stock options	2	8
Repurchase of shares	(1)	(1)

Balance — end of period	$1,804	$1,404

Additional Paid in Capital:
Balance — beginning of year	$6,472,839	$3,950,175
Issue of shares	51,122	60,306
Repurchase of ordinary shares	(2,199)	(1,630)
Stock option expense	11,856	9,685
Exercise of stock options	8,422	34,515
Equity reclassification impact of adopting FAS 123(r)	(95,464)	—
Net change in deferred compensation	(20,108)	—

Balance — end of period	$6,426,468	$4,053,051

Accumulated Other Comprehensive Income:
Balance — beginning of year	$268,243	$460,273
Net change in unrealized gains (losses) on investment portfolio, net of tax	(774,908)	41,125
Net change in unrealized gains (losses) on investment portfolio
of affiliates	18,423	2,978
Amortization of derivative loss on cash flow hedge	312	313
Net unrealized gains (losses) on future policy benefit reserves	(12,910)	5,590
Currency translation adjustments	96,998	79,322

Balance — end of period	$(403,842)	$589,601

Deferred Compensation:
Balance — beginning of year	$(95,464)	$(69,988)
Issue of restricted shares	—	(57,604)
Amortization	—	20,477
Equity reclassification impact of adopting FAS 123(r)	95,464	—

Balance — end of period	$—	$(107,115)

Retained Earnings:
Balance — beginning of year	$1,824,191	$3,396,639
Net income	855,752	599,000
Dividends on Series A and B preference ordinary shares	(20,160)	(20,160)
Dividends on Class A ordinary shares	(134,885)	(138,186)
Repurchase of ordinary shares	(2,251)	(2,765)

Balance — end of period	$2,522,647	$3,834,528

Total Shareholders’ Equity	$8,547,284	$8,371,676

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Cash flows provided by operating activities:
Net income	$855,752	$599,000
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Net realized losses (gains) on investments	839	(150,726)
Net realized and unrealized (gains) losses on derivative instruments	(78,089)	2,763
Amortization of (discounts) premiums on fixed maturities	(1,206)	30,380
Net income from investment, insurance and financial affiliates	(166,838)	(92,784)
Amortization of deferred compensation	30,004	20,477
Accretion of convertible debt	481	485
Accretion of deposit liabilities	160,203	105,219
Unpaid losses and loss expenses	(34,172)	(62,259)
Future policy benefit reserves	463,230	1,414,229
Unearned premiums	983,446	872,918
Premiums receivable.	(633,345)	(604,522)
Unpaid losses and loss expenses recoverable	293,079	507,337
Prepaid reinsurance premiums	(193,077)	(110,969)
Reinsurance balances receivable	16,123	137,835
Deferred acquisition costs	(106,455)	(102,483)
Reinsurance balances payable	(376,730)	(104,847)
Deferred tax asset	(26,128)	86,899
Other assets	109,188	(90,027)
Other	(14,824)	172,125

Total adjustments	$425,729	$2,032,050

Net cash provided by operating activities	$1,281,481	$2,631,050

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$10,714,847	$11,209,810
Proceeds from redemption of fixed maturities and short-term investments	650,275	646,697
Proceeds from sale of equity securities	615,546	555,622
Purchases of fixed maturities and short-term investments	(12,740,595)	(15,407,239)
Purchases of equity securities	(723,646)	(555,142)
Investments in affiliates, net of dividends received	186,884	2,291
Acquisition of subsidiaries, net of cash acquired	(12,600)	—
Other investments	(39,319)	24,443
Other assets	4,097	—

Net cash used in investing activities	$(1,344,511)	$(3,523,518)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	7,941	40,446
Repurchase of shares	(4,451)	(4,396)
Dividends paid	(155,045)	(158,348)
Repayment of loans	(45,291)	—
Deposit liabilities	(784,742)	1,259,848
Net cash flow on securities lending	(81,112)	(71,834)

Net cash (used in) provided by financing activities	(1,062,700)	1,065,716
Effects of exchange rate changes on foreign currency cash	(977)	(1,634)

(Decrease) increase in cash and cash equivalents	(1,126,707)	171,614
Cash and cash equivalents — beginning of period	3,693,475	2,203,726

Cash and cash equivalents — end of period	$2,566,768	$2,375,340

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

2.   Significant Accounting Policies

(a) Stock-Based compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At June 30, 2006, the Company had several stock based Performance Incentive Programs, which are described more fully in Note 19 to the consolidated financial statements filed on Form 10-K for the year ended December 31, 2005. Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from the date of grant.

     In 2004, the FASB issued SFAS No.123 (revised 2004) (“FAS 123(r)”), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(r) superseded FAS 123, APB 25 and amended SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in FAS 123(r) is similar to the approach described in FAS 123, which the Company adopted on a prospective basis in 2003. However, FAS 123(r) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2.   Significant Accounting Policies (continued)

	Three and Six	Three and Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005

Dividend yield	2.1%	2.6%
Risk free interest rate	4.7%	4.0%
Expected volatility	25.0%	25.0%
Expected lives	5.5 years	5.5 years

     In the first six months of 2006 and 2005, the Company granted 182,800 and 1,877,500 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $17.33 and $17.04, respectively. During the three-month periods ended June 30, 2006 and 2005, the Company recognized $5.7 million and $5.5 million, respectively, of compensation expense, net of tax, related to its stock option plans. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $10.4 million and $9.7 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the six-month periods ended June 30, 2006 and 2005 was $2.7 million and $14.8 million, respectively.

     The following is a summary of stock options as of June 30, 2006, and related activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000s)

Outstanding — beginning of period	12,745,290	75.35	6.0 years
Granted	182,800	67.58
Exercised	(163,657)	49.92
Cancelled	(380,892)	78.32

Outstanding — end of period	12,383,541	75.48	5.4 years	$19,480

Options exercisable	9,888,823		4.8 years	$19,480

Options available for grant*	12,850,862

* Available for grant includes shares that may be granted as either stock options or restricted stock.

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between XL’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $39.1 million as of the end of June 30, 2006, related to approximately 12.4 million options, which is expected to be recognized over a weighted-average period of 1.6 years.

     In the first six-months of 2006, the Company incurred no additional stock based compensation due to the adoption of FAS 123(r) related to the vesting in 2006 of options granted prior to January 1, 2003, as all options granted prior to that date had been fully vested by June 30, 2006.

     For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, the Company accounted for stock option grants under the recognition and measurement principles of APB 25 and related interpretations and accordingly, recognized no compensation expense for these stock options granted to employees. The following table

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    Significant Accounting Policies (continued)

illustrates the effect on earnings per share for the three-month and six-month periods ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation:

	(Unaudited)	(Unaudited)
	Three Months	Six Months
	Ended	Ended
(U.S. dollars in thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net income available to ordinary shareholders — as reported	$135,895	$578,840
Add: Stock based employee compensation expense included in reported net
income, net of related tax	5,508	9,685
Deduct: Total stock based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(6,189)	(14,318)

Pro forma net income available to ordinary shareholders	$135,214	574,207

Earnings per share:
Basic — as reported	$0.98	$4.18
Basic — pro forma	$0.97	$4.15
Diluted — as reported	$0.97	$4.14
Diluted — pro forma	$0.96	$4.11

     Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

     In first six months of 2006 and 2005, the Company granted 758,362 and 864,686 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $66.59 and $75.47, respectively. During the three-month periods ended June 30, 2006 and 2005, $11.0 million and $11.3 million, respectively, was charged to compensation expense related to restricted stock awards. During the six-month periods ended June 30, 2006 and 2005, $30.0 million and $20.5 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $115.6 million as of the end of June 30, 2006, related to approximately 1.9 million restricted stock awards, which is expected to be recognized over 2.8 years. Non-vested restricted stock awards as of June 30, 2006 and for the six months then ended were as follows:

	Number of	Weighted-
	shares	Average Grant
	(thousands)	Date Fair Value

Unvested at December 31, 2005	1,529	$62.43
Granted	758	$66.59
Vested	(333)	$74.91
Forfeited	(89)	$73.97

Unvested at June 30, 2006	1,865	$72.06

     FAS 123(r) requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company has adopted this policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. In the first six months of 2006, the Company incurred $6.4 million of additional stock based compensation expense due to the adoption of FAS 123(r) related to this treatment of retirement eligible employees as compared to the previous attribution methodology.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements

     In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations. As at June 30, 2006 the Company has not elected to apply the fair value option for any hybrid financial instruments.

     In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46(R), which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity, which entails analyzing the nature of the risks in the entity, determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The guidance in this FSP must be applied as of July 1, 2006, and is not expected to have a material impact on the Company’s financial condition or results of operations but will form an important part of the Company’s evaluation of any relevant structures going forward.

     In June 2006, the FASB issued proposed FSP FAS 123(R)-e, Amendment of FASB Staff Position FAS 123(R)-1, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement (due to a change in classification) of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments (for example, stock options) are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have a significant impact on the Company’s financial condition or results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition where the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements (continued)

processes, based on the technical merits of the position. The second step is measurement where a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. The provisions of FIN 48 must be applied beginning January 1, 2007. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

4.   Segment Information

     The Company is organized into four operating segments — Insurance, General Reinsurance, Life and Annuity Reinsurance and Financial Products and Services — in addition to a Corporate segment that includes the general investment and financing operations of the Company. Following changes in executive management responsibilities in 2006, the Company now considers the Life and Annuity Reinsurance business as a separate operating segment. General operations include property and casualty lines of business.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$1,029,135	$671,871	$—	$1,701,006
Fee income and other	7,099	(2,109)	—	4,990
Net losses and loss expenses	681,728	372,613	—	1,054,341
Acquisition costs	113,555	159,485	—	273,040
Operating expenses (1)	157,604	45,077	—	202,681
Exchange (gains) losses	46,324	(21,083)	—	25,241

Underwriting profit	$37,023	$113,670	$—	$150,693

Life and Annuity Operations:
Life premiums earned	$—	$179,894	$—	$179,894
Fee income and other	—	128	—	128
Claims and policy benefits	—	232,453	—	232,453
Acquisition costs	—	12,279	—	12,279
Operating expenses (1)	—	5,446	—	5,446
Exchange losses (gains)	—	(2,864)	—	(2,864)
Net investment income	—	85,371	—	85,371
Interest expense	—	—	—	—

Net income from life and annuity operations	$—	$18,079	$—	$18,079

Financial Operations:
Net premiums earned			$103,690	$103,690
Fee income and other			1,512	1,512
Net losses and loss expenses			65,220	65,220
Acquisition costs			10,193	10,193
Operating expenses (1)			20,399	20,399
Exchange losses			316	316

Underwriting profit			$9,074	$9,074

Net investment income — financial guarantee			$18,323	$18,323
Net investment income — structured products			108,487	108,487
Interest expense — structured products			80,521	80,521
Operating expenses — structured products (1)			11,625	11,625
Net income from financial and
investment affiliates			12,255	12,255
Minority interest			—	—
Net results from derivatives (2)			3,887	3,887

Contribution from financial operations			$59,880	$59,880

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2006 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$261,441
Net realized and unrealized gains on investments
and derivative instruments (3)				1,747
Net income from investment and operating
affiliates				55,610
Interest expense (4)				54,111
Amortization of intangible assets				420
Corporate operating expenses				39,313
Income tax				66,437

Net Income				$387,169

General Operations:
Loss and loss expense ratio (5)	66.2%	55.5%		62.0%
Underwriting expense ratio (5)	26.4%	30.4%		28.0%

Combined ratio (5)	92.6%	85.9%		90.0%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Includes net realized and unrealized gains on credit derivatives of $2.7 million, and weather and energy derivatives of $1.9 million and losses on structured financial derivatives of $0.7 million.

(3)	This includes net realized losses on investments of $23.6 million and net realized and unrealized gains on investment derivatives of $25.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

(4)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$1,054,360	$673,201	$—	$1,727,561
Fee (loss) income and other	(2,916)	(463)	—	(3,379)
Net losses and loss expenses	676,374	568,154	—	1,244,528
Acquisition costs	119,032	149,049	—	268,081
Operating expenses (1)	140,261	38,153	—	178,414
Exchange (gains) losses	(34,104)	21,895	—	(12,209)

Underwriting profit (loss)	$149,881	$(104,513)	$—	$45,368

Life and Annuity Operations:
Life premiums earned	$—	$1,933,215	$—	$1,933,215
Fee income and other	—	114	—	114
Claims and policy benefits	—	2,020,664	—	2,020,664
Acquisition costs	—	35,058	—	35,058
Operating expenses (1)	—	5,068	—	5,068
Exchange losses	—	403	—	403
Net investment income	—	71,963	—	71,963
Interest expense	—	—	—	—

Net loss from life and annuity operations	$—	$(55,901)	$—	$(55,901)

Financial Operations:
Net premiums earned			$51,992	$51,992
Fee income and other			217	217
Net losses and loss expenses			17,179	17,179
Acquisition costs			7,849	7,849
Operating expenses (1)			17,338	17,338
Exchange losses			1,113	1,113

Underwriting profit			$8,730	$8,730

Net investment income — financial guarantee			$14,986	$14,986
Net investment income — structured products			70,725	70,725
Interest expense — structured products			54,134	54,134
Operating expenses — structured products (1)			13,439	13,439
Net loss from financial and investment affiliates			(7,437)	(7,437)
Minority interest			2,300	2,300
Net results from derivatives (2)			17,487	17,487

Contribution from financial operations			$34,618	$34,618

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$209,727
Net realized and unrealized gains on investments
and derivative instruments (3)				24,627
Net income from investment and operating
affiliates				10,457
Interest expense (4)				43,632
Amortization of intangible assets				3,043
Corporate operating expenses				34,691
Minority interest				(221)
Income tax				41,776

Net Income				$145,975

General Operations:
Loss and loss expense ratio (5)	64.2%	84.4%		72.0%
Underwriting expense ratio (5)	24.5%	27.8%		25.9%

Combined ratio (5)	88.7%	112.2%		97.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Includes net realized and unrealized losses on credit derivatives of $4.0 million, and gains on weather and energy derivatives of $4.1 million and structured financial derivatives of $17.4 million.

(3)	This includes net realized gains on investments of $90.1 million and net realized and unrealized losses on investment derivatives of $65.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

(4)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$2,060,432	$1,306,998	$—	$3,367,430
Fee income and other	14,494	817	—	15,311
Net losses and loss expenses	1,359,235	759,701	—	2,118,936
Acquisition costs	241,249	282,524	—	523,773
Operating expenses (1)	295,682	84,653	—	380,335
Exchange losses (gains)	77,035	(17,669)	—	59,366

Underwriting profit	$101,725	$198,606	$—	$300,331

Life and Annuity Operations:
Life premiums earned	$—	$270,559	$—	$270,559
Fee income and other	—	194	—	194
Claims and policy benefits	—	375,333	—	375,333
Acquisition costs	—	21,554	—	21,554
Operating expenses (1)	—	11,924	—	11,924
Exchange losses (gains)	—	(6,238)	—	(6,238)
Net investment income	—	163,994	—	163,994

Net income from life and annuity operations	$—	$32,174	$—	$32,174

Financial Operations:
Net premiums earned			$165,150	$165,150
Fee income and other			4,087	4,087
Net losses and loss expenses			97,749	97,749
Acquisition costs			17,272	17,272
Operating expenses (1)			38,682	38,682
Exchange losses			314	314

Underwriting profit			$15,220	$15,220

Net investment income — financial guarantee			$35,400	$35,400
Net investment income — structured products			214,162	214,162
Interest expense — structured products			158,040	158,040
Operating expenses — structured products (1)			21,629	21,629
Net income from financial and investment affiliates			18,704	18,704
Minority interest			2,258	2,258
Net results from structured derivatives (2)			22,815	22,815

Contribution from financial operations			$124,374	$124,374

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2006 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$523,808
Net realized and unrealized gains on investments
and derivative instruments (3)				54,435
Net income from investment and operating
affiliates				148,134
Interest expense (4)				104,461
Amortization of intangible assets				1,515
Corporate operating expenses				88,455
Income tax				133,073

Net Income				$855,752

General Operations:
Loss and loss expense ratio (5)	66.0%	58.1%		62.9%
Underwriting expense ratio (5)	26.0%	28.1%		26.9%

Combined ratio (5)	92.0%	86.2%		89.8%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Includes net realized and unrealized gains on credit derivatives of $1.4 million, weather and energy derivatives of $22.9 million and losses on structured financial derivatives of $1.5 million.

(3)	This includes net realized losses on investments of $0.8 million, net realized and unrealized gains on investment derivatives of $55.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

(4)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

General Operations:
Net premiums earned	$2,136,878	$1,356,952	$—	$3,493,830
Fee income (loss) and other	1,011	(446)	—	565
Net losses and loss expenses	1,401,889	978,504	—	2,380,393
Acquisition costs	257,775	291,239	—	549,014
Operating expenses (1)	266,129	79,559	—	345,688
Exchange (gains) losses	(19,789)	18,281	—	(1,508)

Underwriting profit (loss)	$231,885	$(11,077)	$—	$220,808

Life and Annuity Operations:
Life premiums earned	$—	$2,014,686	$—	$2,014,686
Fee income and other	—	179	—	179
Claims and policy benefits	—	2,146,291	—	2,146,291
Acquisition costs	—	41,409	—	41,409
Operating expenses (1)	—	9,251	—	9,251
Exchange losses	—	673	—	673
Net investment income	—	131,866	—	131,866

Net loss from life and annuity operations	$—	$(50,893)	$—	$(50,893)

Financial Operations:
Net premiums earned			$103,687	$103,687
Fee income and other			13,368	13,368
Net losses and loss expenses			24,375	24,375
Acquisition costs			14,959	14,959
Operating expenses (1)			34,894	34,894
Exchange losses			1,064	1,064

Underwriting profit			$41,763	$41,763

Net investment income — financial guarantee			$29,504	$29,504
Net investment income — structured products			132,579	132,579
Interest expense — structured products			96,544	96,544
Operating expenses — structured products (1)			23,197	23,197
Net loss from financial and investment affiliates			(809)	(809)
Minority interest			4,575	4,575
Net results from derivatives (2)			33,565	33,565

Contribution from financial operations			$112,286	$112,286

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2005 (continued):
(U.S. dollars in thousands, except ratios)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services	Total

Net investment income — general operations				$381,657
Net realized and unrealized gains on investments
and derivative instruments (3)				114,398
Net income from investment and operating
affiliates				93,593
Interest expense (4)				89,508
Amortization of intangible assets				5,836
Corporate operating expenses				83,076
Minority interest				(221)
Income tax				94,650

Net Income				$599,000

General Operations:
Loss and loss expense ratio (5)	65.6%	72.1%		68.1%
Underwriting expense ratio (5)	24.5%	27.3%		25.6%

Combined ratio (5)	90.1%	99.4%		93.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	Includes net realized and unrealized gains on credit derivatives of $6.2 million, weather and energy derivatives of $10.2 million and structured financial derivatives of $17.2 million.

(3)	This includes net realized gains on investments of $150.7 million and net realized and unrealized losses on investment derivatives of $36.3 million, but does not include unrealized appreciation or depreciation on investments, which are included in “accumulated other comprehensive income (loss)”.

(4)	Interest expense excludes interest expense related to life and annuity operations, shown separately.

(5)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

     The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$435,284	$96,088	$—
Casualty	242,748	199,212	—
Property catastrophe	28,748	68,758	—
Other property	160,707	167,699	—
Marine, energy, aviation and satellite	130,395	38,601	—
Other (1)	31,253	101,513	—

Total general operations	$1,029,135	$671,871	$—
Life and annuity operations	—	179,894	—
Financial operations	—	—	103,690

Total	$1,029,135	$851,765	$103,690

(1) Other, includes bonding, warranty, accident and health and other lines of business.

Three months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$348,743	$90,755	$—
Casualty	275,811	226,405	—
Property catastrophe	23,300	70,273	—
Other property	149,308	149,588	—
Marine, energy, aviation and satellite	184,747	43,997	—
Other (1)	72,451	92,183	—

Total general operations	$1,054,360	$673,201	$—
Life and annuity operations	—	1,933,215	—
Financial operations	—	—	51,992

Total	$1,054,360	$2,606,416	$51,992

(1) Other, includes bonding, warranty, accident and health and other lines of business.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)
			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$802,578	$178,456	$—
Casualty	484,002	377,546	—
Property catastrophe	48,211	122,802	—
Other property	336,055	352,155	—
Marine, energy, aviation and satellite	303,037	74,031	—
Other (1)	86,549	202,008	—

Total general operations	$2,060,432	$1,306,998	$—
Life and Annuity Operations	—	270,559	—
Financial Operations	—	—	165,150

Total	$2,060,432	$1,577,557	$165,150

(1) Other, includes bonding, warranty, accident and health and other lines of business.

Six months ended June 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

			Financial
			Products
	Insurance	Reinsurance	and Services

General Operations:
Professional liability	$714,011	$181,348	$—
Casualty	561,466	452,388	—
Property catastrophe	43,180	136,236	—
Other property	310,916	332,698	—
Marine, energy, aviation and satellite	391,612	85,272	—
Other (1)	115,693	169,010	—

Total general operations	$2,136,878	$1,356,952	$—
Life and annuity operations	—	2,014,686	—
Financial operations	—	—	103,687

Total	$2,136,878	$3,371,638	$103,687

(1) Other, includes bonding, warranty, accident and health and other lines of business.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Derivative Instruments

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

     The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three and six months ended June 30, 2006 and 2005:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(U.S. dollars in thousands)	2006	2005	2006	2005

Credit derivatives	$2,644	$(4,011)	$1,382	$6,238
Weather and energy risk management derivatives	1,938	4,112	22,926	10,166
Other non-investment derivatives	(695)	17,386	(1,493)	17,161

Net results from derivatives financial operations	$3,887	$17,487	$22,815	$33,565
Investment derivatives	25,351	(65,428)	55,274	(36,328)

Net realized and unrealized gains (losses) on derivatives	$29,238	$(47,941)	$78,089	$(2,763)

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(U.S. dollars in thousands)	2006	2005	2006	2005

Statement of Income:
Net earned premiums	$5,951	$6,269	$11,749	$14,446
Net losses and loss expenses	$503	$(10,154)	$615	$(8,028)
Net realized and unrealized gains (losses)
on credit derivatives	$2,644	$(4,011)	$1,382	$6,238

	(Unaudited)
	As at	As at
(U.S. dollars in thousands)	June 30, 2006	December 31, 2005

Balance Sheet:
Unpaid losses and loss expenses recoverable	$865	$471
Other assets	$13,994	$15,768
Unpaid losses and loss expenses	$16,397	$27,562
Other liabilities	$17,482	$20,142

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Notes Payable and Debt and Financing Arrangements

     The Company closed a new $500 million syndicated credit facility on May 9, 2006. The new facility has a tenor of 364-days and is available for letters of credit only.

7.   Exposures under Guaranties

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

     At June 30, 2006, the Company’s net outstanding par exposure under its in-force financial guaranty insurance and reinsurance policies and contracts aggregated to $104.5 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $167.3 million at such date. In addition, at June 30, 2006, the Company’s notional exposure under credit default swaps aggregated to $17.7 billion and the net liability for these credit default swaps reflected in the Company’s balance sheet at June 30, 2006 was $19.0 million.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Basic earnings per ordinary share:
Net income	$387,169	$145,975	$855,752	$599,000
Less: preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$377,089	$135,895	$835,592	$578,840

Weighted average ordinary shares outstanding	178,728	138,948	179,631	138,488
Basic earnings per ordinary share	$2.11	$0.98	$4.65	$4.18

Diluted earnings per ordinary share:
Net income	$387,169	$145,975	$855,752	$599,000
Less: preference share dividends	(10,080)	(10,080)	(20,160)	(20,160)

Net income available to ordinary shareholders	$377,089	$135,895	$835,592	$578,840

Weighted average ordinary shares outstanding — basic	178,728	138,948	179,631	138,488
Average stock options outstanding (1)	470	1,456	438	1,353

Weighted average ordinary shares outstanding — diluted	179,198	140,404	180,069	139,841

Diluted earnings per ordinary share	$2.10	$0.97	$4.64	$4.14

Dividends per ordinary share	$0.38	$0.50	$0.76	$1.00

(1) Net of shares repurchased under the treasury stock method.

10.  Subsequent event — sale of financial guaranty business

     On August 1, 2006, the Company completed the sale of approximately 35 percent of its financial guaranty insurance and reinsurance businesses (the “transferred business”) through the initial public offering (“IPO”) of 22.4 million common shares of Security Capital Assurance Company Ltd. (“SCA”) at $20.50 per share. SCA was incorporated in Bermuda during March 2006 for the purpose of becoming a holding company for the transferred business. Subsequent to the IPO, the Company owns 42.2 million common shares, or approximately 65 percent of SCA’s outstanding common shares. If the underwriters of the IPO fully exercise their option to purchase an additional 2.2 million common shares at the IPO price of $20.50 per share less the underwriting discount, the Company will ultimately retain 39.4 million common shares, or approximately 61% of SCA. Such option is exercisable through September 1, 2006.

     In addition, as part of the overall structuring of the IPO transaction, certain formation transactions occurred in order to move all units included in the IPO under SCA. In addition, in connection with the IPO, the Company has entered into reinsurance agreements with SCA to retain certain insurance risks along with the related liabilities. At their inception, these contracts had no effect on the Company’s income. In addition, the Company has entered into arrangements to provide adverse development protection to SCA related to certain limited risks where the Company would pay up to the limits of the underlying coverages. The Company has also entered into a number of agreements with SCA that will govern certain aspects of the relationship after the IPO, including service agreements under which the Company will provide certain services to SCA for a limited period of time.

     Upon completion of the IPO, the Company received proceeds, of approximately $85.5 million. The Company expects the transaction to result in an estimated after tax loss in the range of $40.0 million to $60.0 million, representing the difference between the carrying value of 100% of SCA immediately prior to the IPO and the sum of the proceeds and remaining carrying value of XL Capital’s ownership interest in SCA subsequent to the IPO. The ultimate loss within this range is dependent upon the equity of SCA as of the date of the IPO and will be reflected in the Company’s operating results for the third quarter of 2006.

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

Executive Overview

     See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Results of Operations

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2006 and 2005:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005

Net income available to ordinary shareholders	$377,089	$135,895

Earnings per ordinary share — basic	$2.11	$0.98
Earnings per ordinary share — diluted	$2.10	$0.97
Weighted average number of ordinary shares and ordinary share
equivalents — basic	178,728	138,948
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	179,198	140,404

     The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2006 and 2005.

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Net income available to ordinary shareholders	$835,592	$578,840

Earnings per ordinary share — basic	$4.65	$4.18
Earnings per ordinary share — diluted	$4.64	$4.14
Weighted average number of ordinary shares and ordinary share
equivalents — basic	179,631	138,488
Weighted average number of ordinary shares and ordinary share
equivalents — diluted	180,069	139,841

     The Company’s net income and other financial measures as shown below for the three and six months ended June 30, 2006 have been affected, among other things, by the following significant items:

1)	Continuing competitive underwriting environment.

Overall market conditions remain attractive across most property and casualty lines.

In the insurance segment competitive forces have varied in different markets. Primary Casualty is competitive in all geographies, while the Excess Casualty market is generally flat on retained business, with certain lines of business, including healthcare, showing some price increases.

In Property insurance lines, the Company has significantly reduced overall catastrophe exposure while maintaining portfolio premium on a gross basis. However, increased reinsurance costs during the July 1, 2006 renewals will impact the Company’s net results as they earn through the remainder of the year.

D&O rates are down approximately 6% across the year to date renewed book, with the market less competitive in the U.S. than in Europe. Other Professional Liability pricing has been relatively stable with certain specialty lines showing improved pricing fundamentals following an overall industry capacity reduction.

Pricing on the Company’s program business increased by over 50% on renewed business, heavily impacted by catastrophe covers. The Company expects that the impact of these increases will diminish going forward, as risk management efforts will continue to reduce certain catastrophe exposures.

In the reinsurance segment, July 1, 2006 property lines renewals have had premium rate increases in excess of 100% on programs impacted by the 2005 natural catastrophes and other U.S. property lines had rate increases of between 20% and 100% depending on whether or not they are hurricane exposed. A few large European property programs renew mid year and these programs have had 15% to 25% rate increases.

U.S. Casualty reinsurance rates remain attractive, with treaty rates flat to slightly down but facultative rates still rising approximately 5%.

The Company’s results have also been impacted during the first six months of 2006 by the overall risk management initiatives put in place to reduce catastrophe exposure to property and marine and offshore energy lines of business. The Company has reduced its aggregate catastrophe exposure in the six months ended June 30, 2006 through selective underwriting in areas such as the Gulf of Mexico and the exclusion of certain risks where possible. The Company has also generally made higher reinsurance cessions on most short tail lines, in particular to Cyrus Reinsurance Limited, which covers property catastrophe reinsurance and retrocessional business. The impact of these initiatives was most notable in net premiums written in the first half of 2006 and these initiatives are expected to negatively impact net premiums earned over the balance of the year.

2)	Growing asset base and positive contribution from investment affiliates.

Net investment income was $937.4 million for the six months ended June 30, 2006 compared to $675.6 million for the same period in 2005. This increase resulted from a larger investment base combined with higher investment yields primarily due to increases in U.S. interest rates. The increase in the size of the investment portfolio resulted from equity raised in the fourth quarter of 2005, growth in structured and spread balances and positive cash flows from operations.

Net income from investment affiliates was $135.2 million for the six months ended June 30, 2006, compared to $59.7 million for the same period in 2005. These results reflect strong returns from the Company’s alternative fund investments during the first half of 2006, as well as strong results from certain private equity investments.

Financial Measures

     The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)
	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005

Underwriting profit — general operations	$150,693	$45,368
Combined ratio — general operations	90.0%	97.9%
Investment income — general operations	$261,441	$209,727

	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Underwriting profit — general operations	$300,331	$220,808
Combined ratio — general operations	89.8%	93.7%
Investment income — general operations	$523,808	$381,657
Annualized return on average ordinary shareholders’ equity	20.9%	15.4%

	(Unaudited)
	June 30,	December 31,
	2006	2005

Book value per ordinary share	$44.51	$44.31

Underwriting profit — general operations

     One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and six month periods ended June 30, 2006 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

     The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. Decreases in the Company’s combined ratio for the three and six months ended June 30, 2006, compared to the same periods in the previous year, were primarily a result of a lower loss and loss expense ratio partially offset by an increasing underwriting expense ratio. The decrease in the loss and loss expense ratio was primarily due to the absence of the U.S. casualty reinsurance charge which took place in the second quarter of 2005, partially offset by continued pricing pressures across most lines of business. The increased underwriting expanse ratio has been driven largely by the reduced earned premium levels.

Net investment income — general operations

     Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also overall market interest rates. The average size of the investment portfolio outstanding during the three and six months ended June 30, 2006 increased as compared to the same periods in 2005 due to the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and its positive operating cash flow. Total investments as at June 30, 2006 were $38.9 billion as compared to $33.9 billion as at June 30, 2005. Interest rates in the United States have risen since the second quarter of 2005, which also contributed to the increase in investment income.

Book value per ordinary share

     Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss) and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $0.20 in the first half of 2006 as compared to an increase of $3.97 in the first half of 2005. The factors noted above have created $835.6 million in net income for the six months ended June 30, 2006, which increases book value. However, the net unrealized gains associated with the Company’s investment portfolio as at December 31, 2005 have decreased by $756.5 million net of tax for the first six months of 2006 resulting in a net unrealized loss position. This decline was driven primarily by increasing interest rates in the U.S., U.K. and the Euro zone. Book value declined as at June 30, 2006, compared with that as at June 30, 2005, due to the net positive impact of the above items being more than offset by the increased average number of shares outstanding following the Company’s issuance of common shares in the fourth quarter of 2005.

Other Key Focuses of Management

     See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005. That discussion is updated with the disclosures set forth below.

Initial Public Offering of Financial Guarantee Business

     On August 1, 2006, the Company completed the sale of approximately 35 percent of its financial guaranty insurance and reinsurance businesses (the “transferred business”) through the initial public offering (“IPO”) of 22.4 million common shares of Security Capital Assurance Company Ltd (“SCA”) at $20.50 per share. SCA was incorporated in Bermuda during March 2006 for the purpose of becoming a holding company for the transferred business. Subsequent to the IPO, the Company owns 42.2 million common shares, or approximately 65 percent of SCA’s outstanding common shares. If the underwriters of the IPO fully exercise their option to purchase an additional 2.2 million common shares at the IPO price of $20.50 per share less the underwriting discount, the Company will ultimately retain 39.4 million common shares, or approximately 61% of SCA. Such option is exercisable through September 1, 2006.

     In addition, as part of the overall structuring of the IPO transaction, certain formation transactions occurred in order to move all units included in the IPO under SCA. In addition, in connection with the IPO, the Company has entered into reinsurance agreements with SCA to retain certain insurance risks along with the related liabilities. At their inception, these contracts had no effect on the Company’s income. In addition, the Company has entered into arrangements to provide adverse development protection to SCA related to certain limited risks where the Company would pay up to the limits of the underlying coverages. The Company has also entered into a number of agreements with SCA that will govern certain aspects of the relationship after the IPO, including service agreements under which the Company will provide certain services to SCA for a limited period of time.

     Upon completion of the IPO the Company received proceeds, of approximately $85.5 million. The Company expects the transaction to result in an estimated after tax loss in the range of $40.0 million to $60.0 million, representing the difference between the carrying value of 100% of SCA immediately prior to the IPO and the sum of the proceeds and remaining carrying value of XL Capital’s ownership interest in SCA subsequent to the IPO. The ultimate loss within this range is dependent upon the equity of SCA as of the date of the IPO and will be reflected in the Company’s operating results for the third quarter of 2006.

Ratings and Capital Management

     The Company’s ability to underwrite business is dependent upon the quality of its claim paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating was downgraded, its ability to write business may be adversely affected.

     In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claim paying and financial strength ratings. The Company is actively working to address these needs with several key business initiatives.

     To address these needs, management entered into certain catastrophe risk reduction measures and strategic initiatives intended to reduce volatility while, at the same time, improving the quality of the Company’s risk adjusted returns. These measures include the Company’s cessions to Cyrus Reinsurance Limited and reducing the Company’s catastrophe exposures in the Company’s Global Risk Property Insurance book, the International Catastrophe Insurance Managers, LLC portfolio (“iCAT”), the Reinsurance Property Risk book and our Offshore Marine & Energy books in both Insurance and Reinsurance.

Management Structure

     A new Office of the Chief Executive Officer (“OCEO”) has been formed effective July 1, 2006. It is comprised of five senior executive functions including the Company’s Chief Financial Officer, Chief Investment Officer (designate), Chief Executive - Global Business Services and two newly-created roles, Chief Operating Officer and Chief of Staff. This new structure is designed to provide a focused, enterprise-wide framework to allow the Company’s business leaders to leverage strategic opportunities and execute on business priorities.

     Henry C.V. Keeling, formerly Global Head of Business Services and Chief Executive of Reinsurance Life Operations, has been appointed Chief Operating Officer. Mr. Keeling assumes broad strategic responsibility for the Company’s underwriting risk assumption businesses, including insurance, general reinsurance, life reinsurance and financial products. Clive Tobin, Chief Executive Officer Insurance, and Jamie Veghte, Chief Executive Officer Reinsurance General Operations, continue in those roles, as members of the Company’s Executive Management Board and as the key leaders of the Company’s property and casualty segments, reporting to Mr. Keeling.

     Fiona E. Luck, formerly Global Head of Corporate Services, has been appointed Chief of Staff. In her new position, Ms. Luck is responsible for management of the Company’s Legal and Corporate Actuarial functions in addition to her existing role managing a wide range of other holding company functions including Corporate Strategy, Human Resources, Corporate Communications, Marketing and Corporate Social Responsibility.

     Jerry de St. Paer and Sarah E. Street continue in their roles as Chief Financial Officer and Chief Investment Officer (designate), respectively, and will become part of the OCEO.

     Mr. Michael C. Lobdell, a former Managing Director of New York-based JPMorganChase, will join the Company in September to serve as Chief Executive - Global Business Services. Mr. Lobdell will be responsible for overall execution and service delivery across the entire company and will oversee infrastructure and project management, including IT systems and technology, procurement, real estate, facilities, outsourcing and offshoring.

Winterthur International

     Under the terms of the Sale and Purchase Agreement (the “SPA”), as amended, between XL Insurance (Bermuda) Ltd (“XLI”) and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of reserves and premium on certain Winterthur International Insurance business. This protection was based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA included a process for determining the amount due from WSIC by an independent actuarial process whereby the Independent Actuary developed a value of the seasoned net reserves. The actual final seasoned net reserves amount was the submission that was closest to the number developed by the Independent Actuary.

     As the Company and WSIC were unable to come to an agreement, the Company submitted to WSIC notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and WSIC made submissions for the independent actuarial process. There were two separate numbers submitted - that for the Seasoned Net Reserves Amount (“SNRA”) and that for the Net Premium Receivable Amount (“NPRA”). Subsequent to this date neither party had the opportunity to submit revised figures to the Independent Actuary.

     On November 23, 2005 the Company received the draft report from the Independent Actuary in connection with the Company’s post-closing protection. The final report was received on December 6, 2005. The Independent Actuary’s report concluded that WSIC submitted SNRA and NPRA were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $834.2 million was recorded in the fourth quarter of 2005.

     Under the terms of the SPA, WSIC provided the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”), which were approximately $1.6 billion, in the aggregate, as of June 30, 2006. Such protections were in the form of Sellers Retrocession Agreements and a Liquidity Facility.

     On June 7, 2006, subsidiaries of the Company entered into an agreement (the “Agreement”) with WSIC. The purpose of this Agreement is to release all actual or potential disputes, claims or issues arising out of or related in any way to: (i) the Liquidity Facility and the Sellers Retrocession Agreements, as well as (ii) subject to certain exceptions, the SPA. The Agreement further provides for a four-year term, collateralized escrow arrangement (the “Fund”) of up to $185 million (plus interest) to protect subsidiaries of the Company from future nonperforming third party reinsurance related to the Winterthur Business. The Fund has been structured to align the parties’ interests by providing for any sums remaining in the Fund at the end of its term to be shared in agreed percentages.

     The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above, and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Foreign Exchange Exposure

     In the normal course of business, the Company is exposed to foreign exchange fluctuations on various items on its financial statements, in particular investments and unpaid losses and loss expenses. This exposure also exists on certain inter-company balances which are eliminated for consolidation purposes. The Company attempts to manage this economic exposure through matching foreign currency denominated liabilities with foreign currency denominated assets. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as separate component of shareholders’ equity. This results in an accounting mismatch, which will result in foreign exchange gains or loss depending on the movement in certain currencies. In order improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during the first half of 2006. Management will continue to focus on attempting to limit this type of exposure in the future.

Critical Accounting Policies and Estimates

     See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005. That discussion is updated for disclosures set forth below.

Unpaid Losses and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

     As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves or unpaid losses and loss expenses are established due to the significant periods of time that may lapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a)	Case reserves — reserves for reported losses and loss expenses that have not yet been settled and,

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

     With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance general operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2005, the Company did not have any significant back-log related to our processing of assumed reinsurance information.

     Since the Company relies on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist it in estimating its liability for unpaid losses and LAE, the Company maintains certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, the Company’s claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

     With respect to the Company’s financial products and services operations, financial guaranty claims incurred on policies written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims incurred on policies written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

     IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, the Company believes that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by the Company’s actuaries and determines its best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures.

     IBNR reserves are estimated by the Company’s actuaries using several standard actuarial methodologies including the loss ratio method, the loss development method, the Bornhuetter-Ferguson (“BF”) method and frequency and severity approaches. IBNR related to a specific event may be based on the Company’s estimated exposure to an industry loss and may include the use of catastrophe modeling software. On a quarterly basis, IBNR reserves are reviewed by the Company’s actuaries, and are adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.

     The Company’s actuaries utilize one set of assumptions in determining its single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards appropriate to the jurisdictions where the business is written. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

     When estimating IBNR reserves, each of the Company’s insurance and reinsurance business units segregate business into exposure classes (over 200 classes are reviewed in total). Within each class, the business is further segregated by either the year in which the contract incepted (“underwriting year”), the year in which the claim occurred (“accident year”), or the year in which the claim is reported (“report year”). The majority of the insurance segment is reviewed on an accident year basis. The majority of the reinsurance segment is reviewed on an underwriting year basis.

     Generally, initial actuarial estimates of IBNR reserves not related to a specific event are based on the loss ratio method applied to each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR reserves. The initial expected ultimate losses involve management judgment and are based on historical information for that class of business; which includes loss ratios, market conditions, underwriting changes, changes in claims emergence, and other factors that may influence expected ultimate losses.

     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the BF and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for many, but not all, of the Company’s (200+) classes of business for each year of loss experience. The Company’s actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the Company’s actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.

     The pattern of loss emergence is determined using actuarial analysis, including judgment, and is based on the historical patterns of the recording of paid and reported losses by the Company, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For Property, Marine and Aviation insurance, losses are general reported within 2 to 3 years from the beginning of the accident year. For Casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For Other insurance, loss emergence patterns fall between the Property and Casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes by at least one quarter due to the need for loss information to flow from the ceding companies to the Company generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing the Company’s reserves

     Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, claim frequency, and other issues. In the process of estimating IBNR reserves, provisions for economic inflation and changes in the social and legal environment are considered, but involve considerable judgment.

     Due to the low frequency and high severity nature of some of the business underwritten by the Company, the Company’s reserve estimates are highly dependent on actuarial and management judgment and are therefore uncertain. In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in IBNR reserve estimates is particularly pronounced for casualty coverages, such as excess liability, professional liability coverages, and workers compensation, where information emerges relatively slowly over time.

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

     As noted above, management reviews the IBNR estimates produced by the Company’s actuaries and determines its best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Management believes that the actuarial methods utilized adequately provide for loss development. Management does not build in a provision for uncertainty outside of the estimates prepared by the Company’s actuaries.

     The Company’s net unpaid loss and loss expense general and financial reserves broken down by operating segment and line of business at December 31, 2005 were as follows:

(U.S. dollars in millions)	December 31, 2005

Insurance	$9,860
Reinsurance	7,212
Financial products and services	283

Net unpaid loss and loss expense reserves	$17,355

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2005

	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty	$3,629	$4,022	$7,651
Property Catastrophe	427	631	1,058
Other Property	563	287	850
Marine & Aviation	167	134	301

Total	$4,786	$5,074	$9,860

Reinsurance General
Casualty	$1,780	$2,452	$4,232
Property Catastrophe	577	120	697
Other Property	313	510	823
Marine & Aviation	558	109	667
Other	317	476	793

Total	$3,545	$3,667	$7,212

Financial Operations	$83	$200	$283

Total	$8,414	$8,941	$17,355

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

     The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2005:

(U.S. dollars in millions)	Recorded	High	Low

Casualty Insurance	$7,388	$8,059	$6,739
Casualty Reinsurance	4,141	4,705	3,606
Property Catastrophe	914	1,080	758
Other Property	1,724	1,947	1,513
Marine and Aviation Reinsurance and Insurance	1,628	1,852	1,416
Other (1)	1,043	1,141	950

Total	$16,838
Financial Operations	283
Provision for potential non recoveries	234

Total	$17,355

(1) Other consists of several products, including accident and health, political risk, surety and bonding.

     With the exception of the adverse development associated with the unfavorable conclusion of the independent actuarial process, actual development of recorded reserves as of December 31, 2004 during 2005 was within the estimated reserve range.

     There are factors that would cause reserves to increase or decrease within the context of the range provided. The magnitude of any change in ultimate losses would be determined by the magnitude of any changes to our assumptions or combined impact of changes in assumptions. Factors that would increase reserves include, but are not limited to, increases in claim severity, increases in expected level of reported claims, changes to the regulatory environment which expand the exposure insured by the Company, changes in the litigation environment that increase claim awards, filings or verdicts, unexpected increases in loss inflation, and/or new types of claims being pursued against the Company. Factors that would decrease reserves include, but are not limited to, decreases in claim severity, reductions in the expected level of reported claims, changes to the regulatory environment which contract the exposure insured by the Company, changes in the litigation environment that decrease claim awards, filings or verdicts, and/or unexpected decreases in loss inflation.

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

     The Company is not aware of any generally accepted model to perform the reserve range analysis described above, however, other models may be employed to develop these ranges.

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

     See further discussion under “—Segments” below for prior year development of loss reserves.

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

     Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable. For further discussion see the Consolidated Financial Statements. As noted above, case reserves for the Company’s reinsurance general operations are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the Company’s estimated ultimate cost of a loss. In addition to information received from ceding companies on reported claims, the Company also utilizes information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate the Company’s ultimate liability related to these hurricane loss events. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. The Company actively requests loss updates from cedants periodically for the first year following an event. The Company’s claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.

     While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property reinsurance. First, for large events such as Hurricane Katrina, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, the Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in its estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

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

     On proportional contracts, written premiums are estimated to expected ultimate premiums based on information provided by the ceding companies. An estimate of premium is recorded at the inception of the contract. The ceding company’s premium estimate may be adjusted based on their history of providing accurate premium estimates. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded in the period in which they are determined.

     Written premiums on excess of loss contracts are earned in accordance with the loss occurring period defined within the treaty, normally 12 months following inception of the contract. Written premiums on proportional contracts are earned over the risk periods of the underlying policies issued and renewed, normally 24 months. For both excess of loss and proportional contracts, the earned premium is recognized ratably over the earning period, namely 12 - 24 months. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.

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

     The amount premiums receivable related to reinsurance operation amounted to $1.8 billion as at December 31, 2005.

     A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable at December 31, 2005 of $11.0 million.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Segment Results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

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

Insurance

     General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, marine, equine and certain other insurance coverages including program business. The Company discontinued writing surety business in 2005.

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

     The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$1,372,084	$1,414,389	(3.0)%
Net premiums written	1,107,265	1,112,212	(0.4)%
Net premiums earned	1,029,135	1,054,360	(2.4)%
Fee income and other	7,099	(2,916)	NM
Net losses and loss expenses	681,728	676,374	0.8%
Acquisition costs	113,555	119,032	(4.6)%
Operating expenses	157,604	140,261	12.4%
Exchange losses (gains)	46,324	(34,104)	NM

Underwriting profit	$37,023	$149,881	(75.3)%

* NM — Not Meaningful

     Gross and net premiums written decreased by 3.0% and 0.4%, respectively, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The decrease in gross premium written was primarily due to continued competitive pressures and price decreases across most non-catastrophe exposed lines, reduced exposures in property and marine and offshore energy business, and the discontinuation of the segment’s surety business. Decreases were partially offset by increased volume in professional lines. The decrease in net premiums written compared to the same period in 2005 was in line with that of gross premiums due to lower net retentions in certain lines of business combined with returned ceded premiums associated with a professional lines commutation.

     Net premiums earned decreased by 2.4% in the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The decrease was due to the factors affecting net premiums written noted above. The ceded premium impact of the commutation noted above increased net premium earned by $65.0 million in the current quarter.

     Exchange losses in the three months ended June 30, 2006 were primarily due to the impact of the strengthening of the U.K. Sterling, Euro, and Swiss Franc against the U.S. dollar during the quarter on Euro and U.K. Sterling loss reserves in units with U.S. dollar functional currencies.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005

Loss and loss expense ratio	66.2%	64.2%
Underwriting expense ratio	26.4%	24.5%

Combined ratio.	92.6%	88.7%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended June 30, 2006 increased compared with the three months ended June 30, 2005, primarily due to loss ratios recorded on current quarter business earned being slightly higher than prior year because of recent price reductions and the impact of losses recaptured upon the commutation, noted above. The three months ended June 30, 2006 included only approximately $2.0 million in net prior period reserve strengthening.

     The increase in the underwriting expense ratio in the three months ended June 30, 2006 compared to the same period in 2005 was due primarily to an increase in the operating expense ratio of 1.9 points (15.3% as compared to 13.4%). The increase in the operating expense ratio was due primarily to increased compensation costs compared to the same quarter in the prior year, combined with the reduction in net earned premiums described above.

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

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$582,353	$506,250	15.0%
Net premiums written	439,664	347,492	26.5%
Net premiums earned	671,871	673,201	(0.2)%
Fee income and other	(2,109)	(463)	NM
Net losses and loss expenses	372,613	568,154	(34.4)%
Acquisition costs	159,485	149,049	7.0%
Operating expenses	45,077	38,153	18.1%
Exchange (gains) losses	(21,083)	21,895	NM

Underwriting profit (loss)	$113,670	$(104,513)	NM

* NM — Not Meaningful

     Gross and net premiums written increased by 15.0% and 26.5%, respectively, in the second quarter of 2006 as compared to the second quarter in 2005. The growth in gross premiums written was due primarily to certain premium adjustments of $54.7 million in the current quarter related to prior underwriting years. Net premiums written reflected the above changes in gross premiums written combined with the new catastrophe reinsurance agreement with Cyrus Reinsurance Limited and timing changes on certain segment reinsurance programs.

     Net premiums earned in the second quarter of 2006 decreased 0.2% as compared to the second quarter of 2005. This decrease is a reflection of the premium adjustments noted above as well as an overall reduction of net premiums written over the last 24 months.

     The following table presents the ratios for this segment:

	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005

Loss and loss expense ratio	55.5%	84.4%
Underwriting expense ratio	30.4%	27.8%

Combined ratio.	85.9%	112.2%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the three months ended June 30, 2006, compared to the same three months ended in 2005, primarily reflected adverse prior year development relating to North American Reinsurance operations of $190.6 million recorded in 2005. This increase resulted from the Company’s scheduled semi-annual 2005 reserve review. There was limited development as noted below resulting from the 2006 review. Net prior year loss development represented a release of $20.9 million during the quarter ended June 30, 2006. This development consists of $42.9 million adverse development on the 2005 hurricanes, which was more than offset by $63.8 million favorable development on the remainder of the portfolio. This compares to $157.6 million in total net adverse development in the second quarter of 2005.

     The $63.8 million favorable development experienced in the quarter is comprised of $12.8 million adverse on Casualty lines more than offset by $76.6 million favorable on non-casualty lines, primarily property risk. The casualty development includes adverse on a specific Workers’ Compensation program written in our North American Reinsurance operations and deterioration on claims related to Enron, partially offset by favorable developments on Medical Malpractice. Professional lines continue to develop within expectations.

     The increase in the underwriting expense ratio in the three months ended June 30, 2006, as compared with the three months ended June 30, 2005, was due to increases in the both acquisition expense ratio and operating expense ratio to 23.7% and 6.7%, respectively, as compared to 22.1% and 5.7%, respectively, in the second quarter of 2005. The increase in the acquisition expense ratio was due to increased profit commissions that resulted from favorable loss development compared to prior periods. The operating expense ratio increase was primarily due to compensation expenses.

     Exchange gains in the three months ended June 30, 2006 were mainly attributable to an overall weakening, during the quarter, in the value of the U.S. dollar against U.K. Sterling and the Euro in those operations with U.S. dollar as their functional currency and net U.K. sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     Life business written by the reinsurance operations is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Products and Services segment are now included in the Reinsurance segment as management of these contracts was transferred to the traditional life reinsurance business units in 2005 in order to centralize management of mortality-based life and annuity reinsurance business.

     The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$189,174	$1,942,748	(90.3)%
Net premiums written	179,678	1,933,008	(90.7)%
Net premiums earned	179,894	1,933,215	(90.7)%
Fee income and other	128	114	12.3%
Claims and policy benefits	232,453	2,020,664	(88.5)%
Acquisition costs	12,279	35,058	(65.0)%
Operating expenses	5,446	5,068	7.5%
Exchange (gains) losses	(2,864)	403	NM
Net investment income	85,371	71,963	18.6%

Net income (loss) from life and annuity operations	$18,079	$(55,901)	NM

* NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits decreased significantly in the second quarter of 2006 as compared to the second quarter of 2005. These decreases were primarily the result of a large U.K. immediate annuity portfolio contract written in the second quarter of 2005, representing $1.8 billion in net premiums written and earned. The underlying portfolio of installment premium term assurance business continues to grow predominantly in the U.K. and Europe. Ceded premiums remained consistent with the prior year.

     Claims and policy benefits also decreased significantly as a result of the annuity payout liabilities assumed under the contract noted above during 2005. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, during the second quarter of 2005, $37.4 million in claims and policy benefits were recorded related to certain novated blocks of U.S.-based term-life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected, which were not repeated in 2006.

     Acquisition costs decreased in the second quarter of 2006, as compared to the second quarter of 2005, due to the write-off of certain deferred costs related to the U.S. mortality business of $25.9 million, which took place in the second quarter of 2005 as then current profit projections did not support the recovery of deferred costs. Operating expenses increased in the second quarter of 2006 compared to the same period in 2005, reflecting reduced compensation costs offset by increased corporate allocations and the start-up costs of new life operations in the U.S.

     Net investment income is included in the calculation of net income from life and annuity operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The continued build-up of the business has significantly increased the invested assets relating to these operations since 2005.

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

     The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$152,570	$102,450	48.9%
Net premiums written	148,220	100,386	47.7%
Net premiums earned	103,690	51,992	99.4%
Fee income and other	1,512	217	NM
Net losses and loss expenses	65,220	17,179	279.6%
Acquisition costs	10,193	7,849	29.9%
Operating expenses	20,399	17,338	17.7%
Exchange losses	316	1,113	(71.6)%

Underwriting profit	$9,074	$8,730	3.9%

Net investment income — financial guarantee	$18,323	$14,986	22.3%
Net investment income — structured products	108,487	70,725	53.4%
Interest expense — structured products	80,521	54,134	48.7%
Operating expenses — structured products	11,625	13,439	(13.5)%
Net income (losses) from financial and investment affiliates	12,255	(7,437)	NM
Minority interest	—	2,300	NM
Net results from derivatives	3,887	17,487	(77.8)%

Net contribution from financial operations	$59,880	$34,618	73.0%

* NM — Not Meaningful

     Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the periods presented and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. In addition to financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 48.9% and 47.7%, respectively, in the second quarter of 2006, as compared to the comparable period in 2005 were primarily due to additional premiums written as a result of losses reported and a change of control cancellation of a structured property and casualty reinsurance contract. In addition, the financial guarantee business reported continued growth in its public finance in-force portfolio.

     Net premiums earned increased in the second quarter of 2006, as compared to the same period in 2005. The increase primarily resulted from earnings attributable to the additional premium written relating to the structured property and casualty reinsurance contract discussed above, as well as to earnings from the early termination of certain financial guaranty insurance contracts (e.g. as a result of issuers refinancing such obligations).

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Financial Guaranty	$59,794	$40,850	46.4%
Political Risk	9,578	6,352	50.8%
Other (1)	34,318	4,790	NM

(1)   Includes structured financial and alternative risk transfer products and weather and energy risk management products
*      NM — Not Meaningful

     Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the three months ended June 30, 2006 increased by 279.6% compared to the three months ended June 30, 2005. This increase was primarily a result of adverse development on 2005 hurricane losses and a structured property and casualty contract of aggregating $26.0 million, as well as an increase of $28.0 million in a case reserve on a structured finance transaction which guaranteed a certain amount of revenue from a pool of equipment leases. The second quarter of 2005 included approximately $9.5 million of net provisions for case reserves related to certain financial guaranty contracts, as well as a provision for unallocated reserves on our financial guaranty business of approximately $2.4 million.

     For the three months ended June 30, 2006, acquisition costs as a percentage of net premiums earned decreased as compared to the same period in 2005 as there were no acquisition costs associated with the additional premiums earned discussed above.

     Operating expenses increased in the second quarter of 2006, as compared to the second quarter of 2005, due to increases in certain segment management costs.

     Net investment income related to the financial guaranty business increased by 22.3% in the three months ended June 30, 2006, as compared to the same period in 2005, due primarily to higher average invested assets resulting from net cash inflows from operations combined with higher yields on new investments during the three months ended June 30, 2006.

     Net investment income related to structured products increased by 53.4% in the three months ended June 30, 2006, as compared to the same period in 2005, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $4.7 billion to $5.9 billion for the three months ended June 30, 2005 and 2006, respectively, together with increased yields.

     Interest expenses on structured products relate to the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expense during the three months ended June 30, 2006, as compared to the same period in 2005, related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances for the three months ended June 30, 2006, as compared to the period in 2005.

     Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended June 30, 2006 primarily related to small gains on certain weather derivatives and a larger gain in 2005, related to the early termination of a structured derivative product tied to appreciation in a housing price index.

     Net income from financial and investment affiliates include earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates. The increase in the second quarter of 2006, as compared to the second quarter of 2005, was due primarily to increased earnings from Primus. Primus spe-

cializes in providing credit risk protection through credit derivatives. Primus had a positive mark-to-market adjustment in the quarter related to such derivatives.

Investment Activities

     The following table illustrates the change in net investment income from general operations, net income (loss) from investment affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended June 30, 2006 and 2005.

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Net investment income — general operations	$261,441	$209,727	24.7%
Net income (loss) from investment affiliates — general operations	27,800	(7,936)	NM
Net realized (losses) gains on investments	(23,604)	90,055	NM
Net realized and unrealized gains (losses) on investment
derivative instruments — general operations	25,351	(65,428)	NM

* NM — Not Meaningful

     Net investment income related to general operations increased 24.7% in the second quarter of 2006 as compared to the second quarter of 2005 due primarily to a higher investment base, as well as increases in the yield of the portfolio. Excluding the non-recurring $28.6 million of income associated with the unwind of a collateralized debt obligation in the second quarter of 2005, the increase in net investment income related to general operations was 44.3%. The growth in the investment base reflected the issuance of ordinary shares and equity units in the fourth quarter of 2005 and the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 5.4% at June 30, 2006, as compared to 4.1% at June 30, 2005 due primarily to higher interest rates in the U.S.

     Net income from investment affiliates increased in the second quarter of 2006 compared to a net loss for the second quarter of 2005 due primarily to stronger performance in alternative fund affiliates.

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

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2006 (1)	June 30, 2005 (1)

Asset/Liability portfolios
USD fixed income portfolio	0.6%	2.3%
Non USD fixed income portfolio	0.1%	3.0%
Risk Asset portfolios
Alternative portfolio (2)	1.5%	(0.7)%
Equity portfolio	(3.2)%	1.3%
High-Yield fixed income portfolio	0.5%	2.9%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income (loss) from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2006 and May 31, 2005, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

     Net realized losses on investments in the second quarter of 2006 included net realized losses of $11.3 million from sales of investments and net realized losses of approximately $12.3 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

     Net realized gains on investments in the second quarter of 2005 included net realized gains of $101.3 million from sales of investments and net realized losses of approximately $11.2 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

     Net realized and unrealized gains on investment derivatives for the three months ended June 30, 2006, as well as the losses for the corresponding period in 2005, resulted from the Company’s investment strategy to hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Unrealized Gains and Losses on Investments

     At June 30, 2006, the Company had net unrealized losses on fixed income and short term securities of $459.7 million and net unrealized gains on equities of $131.2 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $699.2 million and $12.7 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2006 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.S., U.K. and the Euro zone interest rates increased during the three months ended June 30, 2006, which was the primary reason for the decline in net unrealized gains on fixed income securities.

     At June 30, 2006, approximately 11,400 fixed income securities out of a total of approximately 17,400 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $6.5 million. Approximately 300 equity securities out of a total of approximately 1,700 securities were in an unrealized loss position at June 30, 2006 with the largest individual loss being $1.3 million.

     The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2006 had been in a continual unrealized loss position:

(U.S. dollars in thousands)		(Unaudited)	(Unaudited)
		Amount of	Fair Value of Securities
	Length of time in a continual	unrealized loss at	unrealized loss position
Type of Securities	unrealized loss position	June 30, 2006	at June 30, 2006

Fixed Income and
Short-Term	Less than six months	$204,172	$9,112,947
	At least 6 months but less than 12 months	308,829	8,699,510
	At least 12 months but less than 2 years	137,912	4,579,046
	2 years and over	48,251	823,492

	Total	$699,164	$23,214,995

Equities	Less than six months	$9,827	$104,176
	At least 6 months but less than 12 months	2,903	40,478

	Total	$12,730	$144,654

     The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at June 30, 2006:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
Maturity profile in years of fixed	Amount of	Fair value of securities
income securities in a continual	unrealized loss at	in unrealized loss positions
unrealized loss position	June 30, 2006	at June 30, 2006

Less than 1 year remaining	$4,727	$838,159
At least 1 year but less than 5 years remaining	130,938	6,570,555
At least 5 years but less than 10 years remaining	175,711	3,885,236
At least 10 years but less than 20 years remaining	38,282	1,874,183
At least 20 years or more remaining	100,198	930,839
Mortgage and asset backed securities	249,308	9,116,023

Total	$699,164	$23,214,995

     The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.2% of the total fixed income portfolio market value at June 30, 2006. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at June 30, 2006, $18.1 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
	(Unaudited)	(Unaudited)
	Amount of	Fair value of securities
Length of time in a continual	unrealized loss at	in unrealized loss position
unrealized loss position	June 30, 2006	at June 30, 2006

Less than six months	$8,363	$414,111
At least 6 months but less than 12 months	7,192	131,319
At least 12 months but less than 2 years	2,233	33,255
2 years and over	278	2,481

Total	$18,066	$581,166

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the three months ended June 30, 2006 and 2005:

(U.S. dollars in thousands)	(Unaudited)
	Three Months Ended
	June 30,

	2006	2005	% Change

Net income from operating affiliates — general operations	$27,810	$18,393	51.2%
Amortization of intangible assets	420	3,043	(86.2)%
Corporate operating expenses	39,313	34,691	13.3%
Interest expense	54,111	43,632	24.0%
Income tax expense	66,437	41,776	59.0%

     Net income from operating affiliates was higher for the three months ended June 30, 2006 as compared to the same period in 2005 due to higher income from the Company’s investment manager affiliates.

     Corporate operating expenses in the three months ended June 30, 2006 increased compared to the three months ended June 30, 2005 primarily reflecting increased compensation costs partially offset by favorable foreign exchange impacts.

     The increase in interest expense primarily reflected the increase in outstanding debt since June 30, 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

     The increase in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations.

Segment Results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$2,930,907	$3,092,164	(5.2)%
Net premiums written	2,260,430	2,392,362	(5.5)%
Net premiums earned	2,060,432	2,136,878	(3.6)%
Fee income and other	14,494	1,011	NM
Net losses and loss expenses	1,359,235	1,401,889	(3.0)%
Acquisition costs	241,249	257,775	(6.4)%
Operating expenses	295,682	266,129	11.1%
Exchange (gains) losses	77,035	(19,789)	NM

Underwriting profit	$101,725	$231,885	(56.1)%

* NM — Not Meaningful

     Gross and net premiums written decreased by 5.2% and 5.5%, respectively, in the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The decrease in gross premiums written was primarily due to corporate risk management initiatives, continued competitive pressures, fewer multi-year contracts, foreign exchange movements and the discontinuation of the segment’s surety line of business. These decreases were partially offset by increased volume in professional lines. The decrease in net written premiums as a percentage of gross premiums is primarily a result of decreasing net retentions in certain lines partially offset by the return premium associated with the commutation of a ceded reinsurance policy in professional lines of business.

     Net premiums earned decreased by 3.6% in the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The decline in net premium earned is primarily as a result of the earn out of net premiums written in 2005, and the factors impacting gross and net premiums noted above.

     Exchange losses in the six months ended June 30, 2006 were primarily due to the strengthening of the U.K. sterling and the Euro against the U.S. dollar during the period.

      The following table presents the ratios for this segment:

	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Loss and loss expense ratio	66.0%	65.6%
Underwriting expense ratio	26.0%	24.5%

Combined ratio.	92.0%	90.1%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss and loss expense ratio for the six months ended June 30, 2006 increased compared with the six months ended June 30, 2005, primarily as a result of higher net adverse development in the same period of the prior year. Prior year net adverse development totaled approximately $16.4 million in the first half of 2006. Net adverse development during the first half of 2005 was $60.0 million largely in professional lines.

     The underwriting expense ratio in the six months ended June 30, 2006 increased compared to the same period in 2005, as a result of an increase in the operating expense ratio of 1.9 points (14.4% as compared to 12.5%) partially offset by a lower acquisition expense ratio. The increase in the operating expense ratio was due primarily to increased compensation costs combined with the lower earned premiums.

Reinsurance

Reinsurance — General Operations

     The following table summarizes the underwriting results for the general operations of this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$2,064,908	$2,200,452	(6.2)%
Net premiums written	1,728,663	1,915,362	(9.7)%
Net premiums earned	1,306,998	1,356,952	(3.7)%
Fee income and other	817	(446)	NM
Net losses and loss expenses	759,701	978,504	(22.4)%
Acquisition costs	282,524	291,239	(3.0)%
Operating expenses	84,653	79,559	6.4%
Exchange (gains) losses	(17,669)	18,281	NM

Underwriting profit (loss)	$198,606	$(11,077)	NM

* NM — Not Meaningful

     Gross and net premiums written decreased 6.2% and 9.7%, respectively, in the first half of 2006 as compared to the first half of 2005. This decrease related primarily to the net reduction in catastrophe exposure and restructuring of the Company’s marine and energy exposures as a part of the Company’s aggregate risk reduction initiatives, partially offset by certain premium adjustments of $54.7 million reflected in the second quarter of 2006. Additionally, selective underwriting in certain motor and casualty lines of business contributed to the decrease. On a net premiums written basis, the decrease largely reflected the significant new catastrophe quota share reinsurance treaty with Cyrus Reinsurance Limited.

     Net premiums earned in the first half of 2006 decreased 3.7% as compared to the first half of 2005, due primarily to the earn out of the impact of rate pressures seen in gross premiums written over the last 12 months.

     The following table presents the ratios for this segment:

	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005

Loss and loss expense ratio	58.1%	72.1%
Underwriting expense ratio	28.1%	27.3%

Combined ratio	86.2%	99.4%

     The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the six months ended June 30, 2006 compared to the same period in 2005, primarily reflected higher than expected development in the second quarter of 2005 relating to U.S. casualty business of $190.6 million noted above. During the six months ended June 30, 2006, net prior year reserve releases totaled $14.2 million largely in property and professional lines of business.

     The increase in the underwriting expense ratio in the first half of 2006 as compared with the first half of 2005, was due to an increase in the operating expense ratio to 6.5%, as compared to 5.9%, in the first half of 2005. Acquisition costs remained flat.

     The operating expense ratio increase reflects additional compensation expenses particularly offset by corporate cost reduction efforts.

     Exchange gains in the six months ended June 30, 2006 were mainly attributable to an overall weakening in the value of the U.S. dollar against the U.K. Sterling and the Euro in those operations with U.S. dollars as their functional currency and net U.K. Sterling and Euro assets.

Reinsurance — Life and Annuity Operations

     The following summarizes net income from life and annuity operations:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$288,816	$2,033,757	(85.8)%
Net premiums written	270,146	2,014,264	(86.6)%
Net premiums earned	270,559	2,014,686	(86.6)%
Fee income and other	194	179	8.4%
Claims and policy benefits	375,333	2,146,291	(82.5)%
Acquisition costs	21,554	41,409	(47.9)%
Operating expenses	11,924	9,251	28.9%
Exchange (gains) losses	(6,238)	673	NM
Net investment income	163,994	131,866	24.4%

Net profit (loss) from life and annuity operations	$32,174	$(50,893)	(163.2)%

* NM — Not Meaningful

     Gross and net premiums written as well as net premiums earned and claims and policy benefits decreased significantly in the first half of 2006 as compared to the first half of 2005 primarily as a result of several large immediate annuity portfolio contracts bound in the second quarter of 2005. In addition, the underlying portfolio of installment premium term assurance business continues to grow.

     Claims and policy benefits also decreased significantly as a result of the annuity payout liabilities accepted under the contracts noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. In addition, during the second quarter of 2005, $37.4 million in losses were recorded related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected.

     Acquisition costs decreased in the first half of 2006 as compared to the first half of 2005 reflecting the write-off of certain deferred costs related to the U.S. mortality business during the prior year noted above, as then current profit projections did not support the recovery of the deferred costs product commissions booked in the prior year. Operating expenses increased in the first half of 2006 compared to the same period in 2005 due to build out of existing operations and start-up costs of new life operations in the U.S.

     Net investment income increased in the first half of 2006 compared to the first half of 2005 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since June 30, 2005.

Financial Products and Services

     The following table summarizes the contribution for this segment:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Gross premiums written	$254,063	$163,397	55.5%
Net premiums written	244,526	153,015	59.8%
Net premiums earned	165,150	103,687	59.3%
Fee income and other	4,087	13,368	(69.4)%
Net losses and loss expenses	97,749	24,375	301.0%
Acquisition costs	17,272	14,959	15.5%
Operating expenses	38,682	34,894	10.9%
Exchange (gains) losses	314	1,064	(70.5)%

Underwriting profit	$15,220	$41,763	(63.6)%

Net investment income — financial guarantee	$35,400	$29,504	20.0%
Net investment income — structured products	214,162	132,579	61.5%
Interest expense — structured products	158,040	96,544	63.7%
Operating expenses — structured products	21,629	23,197	(6.8)%
Net (loss) income from financial and investment affiliates	18,704	(809)	NM
Minority interest	2,258	4,575	(50.6)%
Net results from derivatives	22,815	33,565	(32.0)%

Net contribution from financial operations	$124,374	$112,286	10.8%

* NM — Not Meaningful

     Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the period and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. In addition to financial guaranty premiums, segment premiums also include premiums received from political risk and other structured property and casualty business lines. Increases in gross and net premiums written of 55.5% and 59.8%, respectively, for the six month period ended June 30, 2006, as compared to the comparable period in 2005, were primarily due to the growth in financial guaranty in-force installment business and several large up front financial guaranty public finance policies written in 2006, as well as additional premiums associated with a structured property and casualty reinsurance contract.

     Net premiums earned increased during the six months end June 30, 2006, as compared to the comparable prior year period. The increase primarily resulted from earnings attributable to the additional premium written relating to the structured property and casualty reinsurance contract discussed above, as well as to earnings from the early termination of certain financial guaranty insurance contracts (e.g. as a result of the issuers refinancing such obligations).

     The following table provides a line of business breakdown of the Financial Products and Services segment’s net premiums earned:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Financial Guaranty	$105,807	$80,457	31.5%
Political Risk	15,607	13,403	16.4%
Other (1)	43,736	9,827	NM

(1)   Includes structured financial and alternative risk transfer products and weather and energy risk management products.
*      NM — Not Meaningful

     Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the six months ended June 30, 2006 increased by 301.0%, as compared to the comparable period in 2005. This increase was primarily a result of case reserve provisions relating to a structured finance transaction which guaranteed a certain amount of revenue from a pool of equipment leases of $49.5 million combined with hurricane losses on a structured property and casualty contract partially offset by a small decrease in financial guaranty reserves.

     For the six months ended June 30, 2006, acquisition costs as a percentage of net premiums earned decreased as there were no acquisition costs relating to the additional earned structural property and casualty premiums discussed above.

     Total operating expenses in the six months ended June 30, 2006 were consistent with the same period in 2005.

     Net investment income related to financial guaranty business increased by 20.0% in the six months ended June 30, 2006 as compared to the same period in 2005, due primarily to higher invested assets resulting from net cash inflows from operations combined with higher investment yields during the period.

     Net investment income related to structured products increased by 61.5% as compared to the same period in 2005 as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $4.2 billion to $6.0 billion, combined with increased yields in 2006.

     Interest expenses on structured products are comprised of the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expenses in the six months ended June 30, 2006 compared to the same period in 2005 related primarily to the increase in the number of funding agreements noted above, partially offset by reduced interest expenses on certain deposit liabilities resulting from a change in the timing of estimated cash outflows.

     Net results from derivatives represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the six months ended June 30, 2006 included realized gains from European frost day weather derivative contracts for the 2005/2006 winter, partially offset by negative movements in certain investment grade credit derivative exposures and the amortization of prior mark-to-market gains.

     Net income (loss) from financial and investment affiliates includes, earnings on the Company’s investment in Primus Guaranty, Ltd (“Primus”) and certain of the Company’s investment affiliates. The increase in the six months ended June 30, 2006 as compared to the same period in 2005 was due primarily to a large positive mark-to-market during the second quarter of 2006 for Primus combined with continued strong performance of certain investment affiliates.

Investment Activities

     The following table illustrates the change in net investment income from general operations, net income from investment affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the six months ended June 30, 2006 and 2005.

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Net investment income — general operations	$523,808	$381,657	37.2%
Net income from investment affiliates — general operations	127,774	59,978	113.0%
Net realized (losses) gains on investments	(839)	150,726	NM
Net realized and unrealized gains (losses) on investment
derivative instruments — general operations	55,274	(36,328)	NM

* NM — Not Meaningful

     Net investment income related to general operations increased in the first half of 2006 as compared to the first half of 2005 due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the issuance of ordinary shares and equity units in the fourth quarter at 2005 and the Company’s cash flow from operations. The market yield to maturity on the general account portion of the fixed income portfolio was 5.4% at June 30, 2006 as compared to 4.1% at June 30, 2005, due primarily to higher interest rates in the U.S.

     Net income from investment affiliates increased in the first half of 2006 compared to the first half of 2005 due primarily to stronger performance in alternative fund affiliates and private equity fund affiliates in the first half of 2006.

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

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2006 (1)	June 30, 2005 (1)

Asset/Liability portfolios
USD fixed income portfolio	0.8%	2.3%
Non USD fixed income portfolio	(0.8%)	3.2%
Risk Asset portfolios
Alternative portfolio (2)	5.9%	2.2%
Equity portfolio	5.1%	0.8%
High-Yield fixed income portfolio	2.4%	1.5%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net (loss) from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

(2)	Performance on the alternative portfolio reflects the six months ended May 31, 2006 and May 31, 2005, respectively.

     Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2006, as well as losses for the corresponding period in 2005, resulted from the Company’s investment strategy to hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

     Net realized losses on investments in the first six months of 2006 included net realized gains of $22.2 million from sales of investments and net realized losses of approximately $23.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

     Net realized gains on investments in the first six months of 2005 included net realized gains of $184.5 million from sales of investments and net realized losses of approximately $33.8 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

Other Revenues and Expenses

     The following table sets forth other revenues and expenses for the six months ended June 30, 2006 and 2005:

(U.S. dollars in thousands)	(Unaudited)
	Six Months Ended
	June 30,

	2006	2005	% Change

Net income from operating affiliates — general operations	$20,360	$33,615	(39.4)%
Amortization of intangible assets	1,515	5,836	(74.0)%
Corporate operating expenses	88,455	83,076	6.5%
Interest expense	104,461	89,508	16.7%
Income tax expense	133,073	94,650	40.6%

     Net income from operating affiliates for the six months ended June 30, 2006 decreased by 39.4% compared to the same period in 2005. This decrease related primarily to the impairment in value of certain operating affiliates during the first quarter of 2006.

     Corporate operating expenses in the six months ended June 30, 2006 increased compared to the six months ended June 30, 2005 due to certain increased compensation costs partially offset by favorable foreign exchange movements.

     The increase in interest expense primarily reflected the increase in outstanding debt since June 30, 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

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

     At June 30, 2006 and December 31, 2005, total investments, cash and cash equivalents and net payable for investments purchased were $41.0 billion and $41.2 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)	(Unaudited)
	Market Value at		Market Value at
	June 30,	Percent of	December 31,	Percent of
	2006	Total	2005	Total

Cash and cash equivalents	$2,566,768	6.3%	$3,693,475	9.0%
Net payable for investments purchased	(450,548)	(1.1)%	(639,034)	(1.6)%
Short-term investments	2,772,074	6.8%	2,546,073	6.2%
Fixed maturities	32,792,886	80.0%	32,309,565	78.4%
Equity securities	838,364	2.0%	868,801	2.1%
Investments in affiliates	2,021,256	4.9%	2,046,721	5.0%
Other investments	442,797	1.1%	399,417	0.9%

Total investments and cash and cash equivalents	$40,983,597	100%	$41,225,018	100%

     The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At June 30, 2006 and December 31, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”. Approximately 54.4% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.2% was below investment grade or not rated.

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

     Unpaid losses and loss expenses relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $17.6 billion at June 30, 2006, and $17.4 billion at December 31, 2005.

     The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the six months ended June 30, 2006:

		(Unaudited)	(Unaudited)
(U.S. dollars in thousands)	(Unaudited)	Unpaid	Net unpaid
	Gross unpaid	losses and	losses
	losses and loss	loss expenses	and loss
	expenses	recoverable	expenses

Balance as at December 31, 2005	$23,767,672	$(6,412,648)	$17,355,024
Losses and loss expenses incurred	2,738,295	(521,610)	2,216,685
Losses and loss expenses paid /recovered	978,442	(769,713)	2,208,729
Foreign exchange and other	205,975	31,663	237,638

Balance as at June 30, 2006	$23,733,500	$(6,132,882)	$17,600,618

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

     As a significant portion of the Company’s net premium written incepts in the first six months ended of the year, certain assets and liabilities have increased at June 30, 2006 compared to December 31, 2005. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

     Unpaid losses and loss expenses recoverables were $6.3 billion at June 30, 2006 and $6.6 billion at December 31, 2005. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2006 and December 31, 2005.

(U.S. dollars in thousands)	(Unaudited)
	June 30,	December 31,
	2006	2005

Reinsurance balances receivable	$1,046,991	$1,069,402
Reinsurance recoverable on future policy benefits	15,954	28,874
Unpaid losses and loss expenses recoverable	6,341,949	6,646,972
Bad debt reserve on unpaid losses and loss expenses
and reinsurance balances recoverable	(229,561)	(260,713)

Net paid and unpaid losses and loss expenses recoverable
and reinsurance balances receivable	$7,175,333	$7,484,535

     Under the terms of the Sale and Purchase Agreement (the “SPA”), as amended, between XL Insurance (Bermuda) Ltd (“XLI”) and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection determined as of June 30, 2004 with respect to, among other things, adverse development of reserves and premium on certain Winterthur International Insurance business. This protection was based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA included a process for determining the amount due from WSIC by an independent actuarial process whereby the Independent Actuary developed a value of the seasoned net reserves. The actual final seasoned net reserves amount was the submission that was closest to the number developed by the Independent Actuary.

     As the Company and WSIC were unable to come to an agreement, the Company submitted to WSIC notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and WSIC made submissions for the independent actuarial process. There were two separate numbers submitted - that for the Seasoned Net Reserves Amount (“SNRA”) and that for the Net Premium Receivable Amount (“NPRA”). Subsequent to this date neither party had the opportunity to submit revised figures to the Independent Actuary.

     On November 23, 2005 the Company received the draft report from the Independent Actuary in connection with the Company’s post-closing protection. The final report was received on December 6, 2005. The Independent Actuary’s report concluded that WSIC submitted SNRA and NPRA were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $834.2 million was recorded in the fourth quarter of 2005.

     As noted above the independent actuarial process followed a “baseball-type” arbitration whereby there were only two possible outcomes, not a range of outcomes. The nature of the process was that the final SNRA was either the SNRA submitted by the Company or the SNRA submitted by WSIC. Accordingly, until the receipt of the Independent Actuary’s report in the fourth quarter of 2005, the Company’s best estimate was the SNRA it had submitted, as it could only ever have been either that number or the number that WSIC submitted.

     For financial statement purposes, at each reporting period end subsequent to the SNRA and NPRA submissions being made in February of 2005, the Company assessed the two possible outcomes regarding the SNRA and after considering any new or changed information arising from the process, determined whether it continued to be probable that the Company’s SNRA would become the final SNRA as a result of the Independent Actuarial process. If at any time during the process management had concluded, based on the then current information, that the Independent Actuary would calculate an SNRA closer to WSIC’s SNRA submission, then a loss amounting to the entire difference between the two values would have been recorded. Management did not conclude that this was appropriate at any time prior to the receipt of the Independent Actuary’s draft report on November 23, 2005. Specifically, during the third quarter of 2005, further detailed internal analysis was conducted by management to re-evaluate the probability that the Company would be successful in the Independent Actuarial process. All areas where there was a potential that WSIC’s SNRA submission may have been accepted over the Company’s were examined, effectively estimating a reasonable worst-case scenario outcome from the Company’s point of view. This was compared to the midpoint of the difference between the two submissions. Management continued to believe the Company would be successful in the process.

     There were many individual differences between the Independent Actuary’s calculation of the SNRA and that of the Company attributable to different judgment calls, different actuarial methodologies and sources of data. These related primarily to the following five areas:

     (i)       The Independent Actuary made downwards and upwards adjustments to the Company’s established case reserves and then used the revised reserves as source data for his actuarial analysis and the related calculation of the resultant IBNR. The Company’s established case reserves previously had been reviewed both internally and by independent claims analysts (which were outside legal counsel in most instances).

     (ii)      The Independent Actuary selected projection methodologies different than the Company’s. Most significantly the Independent Actuary’s weighting of paid loss projection versus incurred loss projection was different from the Company’s which gave rise to differing conclusions regarding future loss development. The Company continues to believe that its methodology, which was adopted by in-house actuaries and reviewed by both outside actuaries and included in the financial statements audited by the Company’s outside auditors, is appropriate and has not changed its loss projections based on the Independent Actuary’s report. The methodology used by the Company’s actuaries for these reserves is consistent with that used by the Company’s actuaries for similar risks written in other business units of the Company.

     (iii)      The Independent Actuary adopted a methodology different from that of the Company to estimate the application of reinsurance treaties against loss reserves across underwriting years and types of business.

     (iv)      The conversion into U.S. dollars of the underlying reserve development in local currency between July 2001 and June 2004 also generated a difference. The impact of the decrease in the value of the U.S. dollar on the Independent Actuary’s lower levels of local currency adverse development was to increase the difference between XL and the Independent Actuary in U.S. dollars. This was an issue peculiar to the interpretation of the SPA and does not affect the conversions of the loss reserves under U.S. GAAP.

     (v)       The Independent Actuary made different assumptions than the Company regarding the classification of data used in the actuarial analysis. For example, the Independent Actuary characterized losses as large losses for purposes of separate treatment in his actuarial analysis at a level that was different from the Company. The Company’s loss reserves and actuarial methodologies were reviewed both internally and externally by outside actuaries and included in the financial statements audited by the Company’s outside auditors.

     The differences between the Independent Actuary’s and the Company’s evaluations of the factors described above were the result of the application of judgments in, the application of actuarial methodology, assessment of loss on individual claims events and/or interpretation of the provisions of the SPA. Because these factors are interdependent, quantification of a single factor’s individual contribution to the overall difference is not always possible. The quantification of certain reasonably discrete items has been given below. The Company’s loss reserves and actuarial methodologies were reviewed both internally and externally by outside actuaries and claims analysts throughout the seasoning period up to the date of our submission to the Independent Actuary and thereafter. Any adjustments to the underlying carried reserves (both upward and downward) since that date have been the result of new information and have been recorded in the period during which the information became available. In particular during our ongoing assessments of unpaid losses in 2005 it was noted that in certain instances reported experience indicated that the distribution of gross losses to existing reinsurance treaties had developed such that net losses were reduced by approximately $90 million. In addition certain claim settlements and new claim emergence resulted in positive development of approximately $110 million as required by the application of actuarial methodologies on a basis consistent with historical practices. As a result, changes in estimates were recorded as the new information and other developments became available contributing to the net positive development for global risk lines of business during 2005 noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These developments did not change the Company’s assessment of the outcome of the Independent Actuarial process.

     The difference between the independent actuary’s conclusion on the Net Premium Receivable Amount (“NPRA”) and that of the Company related almost exclusively to an interpretation of the SPA with respect to the application of certain accruals for premiums payable at the closing of the purchase in 2001. The Company accordingly has not made any adjustment to its current premiums receivable balances.

     The losses resulting from the determinations of the Independent Actuary were recorded in the fourth quarter of 2005 as it was at this time that the draft and final reports of the Independent Actuary were released and sufficient new information was available to support recording a loss for uncollectible reinsurance based on the baseball-type arbitration which allowed for only one of two outcomes. At no time before the release of that report did the Company believe that recognition of a loss under FAS 5 was appropriate.

     Under FAS 5, paragraph 8, a loss contingency shall be accrued to income if information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact that of the loss. At no time prior to the Company’s receipt of the draft actuarial report did this condition exist.

     Under the terms of the SPA, WSIC also provided the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”).

     On June 7, 2006, subsidiaries of the Company, entered into an agreement (the “Agreement”) with WSIC. The purpose of this Agreement is to release all actual or potential disputes, claims or issues arising out of or related in any way to: (i) the Liquidity Facility and the Sellers Retrocession Agreements, as well as (ii) subject to certain exceptions, the SPA.

     The Agreement further provides for a four-year term, collateralized escrow arrangement (the “Fund”) of up to $185 million (plus interest) to protect certain subsidiaries from future nonperforming third party reinsurance related to the Winterthur Business. The Fund has been structured to align the parties’ interests by providing for any sums remaining in the Fund at the end of its term to be shared in agreed percentages.

     The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

     New cash from operations was approximately $1.3 billion in the first six months of 2006 compared with $2.6 billion in the same period in 2005. New cash in the first six months of 2005 included a large immediate annuity portfolio of $1.8 billion. Net new cash in 2006 was due primarily to higher investment income in the period, offset by payments related to the 2005 hurricanes of approximately $590 million. In addition net cash from structured and spread transactions was negative $784.7 million, substantially due to ordinary course net redemptions in the muni-GIC's and funding agreements.

Capital Resources

     At June 30, 2006, the Company had total shareholders’ equity of $8.5 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

     The Company does not intend, subject to the terms and conditions of the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplements, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

     As at June 30, 2006, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.6 billion of which $3.4 billion in debt was outstanding. In addition, the Company had letters of credit facilities amounting to $6.1 billion of which $4.1 billion was utilized to provide letters of credit in issue at June 30, 2006, 4.8% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

Debt

     The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at June 30, 2006:

				Payments Due by Period

Notes Payable and Debt			Year of	Less than	1 to 3	3 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

364-day revolver	$100,000	$—	2006	$—	$—	$—
5 and 3-year revolvers	1,000,000	—	2007/2010	—	—	—	$—
5-year revolver	100,000	—	2010	—	—	—	—
2.53% Senior Notes	825,000	825,000	2009	—	825,000	—	—
5.25% Senior Notes	745,000	745,000	2011	—	745,000	—	—
6.58% Guaranteed
Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed
Senior Notes	598,237	598,237	2012	—	—	—	600,000
5.25% Senior Notes	594,650	594,650	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

Total	$4,567,887	$3,367,887		$—	$1,570,000	$255,000	$1,550,000

     “Commitment” and “In Use” data represent June 30, 2006 accreted values. “Payments Due by Period” data represent ultimate redemption values.

Credit facilities, contingent capital and other sources of collateral.

     The Company closed a new $500 million syndicated credit facility on May 9, 2006. The new facility has a tenor of 364-days and is available for letters of credit only.

     At June 30, 2006, the Company had eight letter of credit facilities in place with total availability of $6.1 billion, of which $4.1 billion was utilized.

				Amount of Commitment
				Expiration Per Period
Other Commercial
Commitments			Year of	Less than	1 to 3	3 to 5	After 5
(U.S. dollars in thousands)	Commitment	In Use	Expiry	1 Year	Years	Years	Years

Letter of credit
facility	$200,000	$192,421	Continuous	$200,000	$—	$—	$—
2 Letter of credit
facilities	5,979	5,979	2006	5,979	—	—	—
Letter of credit
facility (1)	100,000	—	2006	100,000	—	—	—
Letter of credit
facility	150,000	150,000	2006	150,000	—	—	—
Letter of credit
facility	500,000	471,238	2007	500,000	—	—	—
Letter of credit
facility	913,250	742,282	2008	—	913,250	—	—
Letter of credit
facility (1)	2,000,000	737,793	2007	—	2,000,000	—	—
Letter of credit
facility (1)	2,250,000	1,824,684	2010	—	—	2,250,000	—

8 Letter of credit
facilities	$6,119,229	$4,124,397		$955,979	$2,913,250	$2,250,000	$—

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

     In addition, XL Capital Ltd had the following long term debt ratings as at June 30, 2006: “a-” (Stable) from A.M. Best, “A-” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

     For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

     The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the six months ended June 30, 2006, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to Hurricanes Katrina, Rita and Wilma and other natural catastrophes; (iii) the Company’s ability to realize the expected benefits of the collateralized quota share reinsurance treaty that it entered into in the fourth quarter of 2005 with respect to specified portions of its property catastrophe and retrocessional lines of business; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the size of the Company’s claims relating to the hurricane and tsunami losses described herein may change; (vii) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (viii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (ix) increased competition on the basis of pricing, capacity, coverage terms or other factors; (x) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

     The following table summarizes the movement in the fair value of weather and energy contracts outstanding during the six months ended June 30, 2006.

(Unaudited)
Six Months Ended
(U.S. dollars in thousands)	June 30, 2006

Fair value of contracts outstanding, beginning of the period	$(4,345)
Net option premiums realized (1)	(4,627)
Reclassification of settled contracts to realized (2)	(13,176)
Other changes in fair value (3)	16,169

Fair value of contracts outstanding, end of period	$(5,979)

(1)	The Company received $11.6 million of premiums and realized $7.0 million of premiums on expired transactions for a net increase in the balance sheet derivative asset of $4.6 million.

(2)	The Company paid $13.2 million to settle derivative positions during the period resulting in a reclassification of this amount from unrealized to realized and an increase in the derivative asset on the balance sheet.

(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments.

     The change in the fair value of contracts outstanding at June 30, 2006 as compared to the beginning of the period, is primarily a result of realized gains from European frost day weather derivative contracts for the 2005/06 winter, and favorable weather development in the European weather portfolio and the impact on seasonal contracts that are at the end of their risk periods.

     The following table summarizes the maturity of contracts outstanding as of June 30, 2006:

(U.S. dollars in thousands)
(Unaudited)
	Less Than			Greater Than	Total
Source Of Fair Value	1 Year	1-3 Years	3-5 Years	5 Years	Fair Value

Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other
valuation methods	(5,557)	(4,032)	3,610	—	(5,979)

Total fair value of contracts
outstanding	$(5,557)	$(4,032)	$3,610	$—	$(5,979)

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

     The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended June 30, 2006 were $39.6 million, $37.3 million and $51.8 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended June 30, 2005 were $100.8 million, $86.0 million and $115.1 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $15.0 million in any one season.

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

Investment Value-At-Risk

     The VaR of the Company’s total investment portfolio at June 30, 2006, based on a 95% confidence level with a one month holding period, was approximately $666.3 million as compared to $489.0 million as at December 31, 2005. The VaR of all investment related derivatives as at June 30, 2006 was approximately $19.9 million as compared to $26.3 million as at December 31, 2005. The Company’s investment portfolio VaR as at June 30, 2006 is not necessarily indicative of future VaR levels.

     To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders’ equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at June 30, 2006, the Company would expect to lose approximately 5.0% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.2% at December 31, 2005. Given the investment portfolio allocations as at June 30, 2006, the Company would expect to gain approximately 17.3% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 17.3% at December 31, 2005. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

     The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     As at June 30, 2006, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $37.7 billion as compared to approximately $37.9 billion as at December 31, 2005. As at June 30, 2006, the fixed income portfolio consisted of approximately 91.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.1% as at December 31, 2005.

     The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at June 30, 2006.

Total

AAA	54.4%
AA	15.2%
A	16.9%
BBB	11.3%
BB & BELOW	2.0%
NR	0.2%

Total	100.0%

     At June 30, 2006, the average credit quality of the Company’s total fixed income portfolio was “AA”.

     As at June 30, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 3.9% of the Company’s total fixed income portfolio and approximately 11.4% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents and excludes any reduction to this exposure through credit default swaps, if applicable.

Percentage of Total
Top 10 Corporate Holdings	Fixed Income Portfolio (1)

Bank of America Corporation	0.5%
KFW Bankengruppe	0.5%
Lloyds TSB Group plc	0.4%
The Royal Bank of Scotland	0.4%
General Electric Company	0.4%
Wells Fargo & Company	0.4%
Merrill Lynch & Co., Inc	0.4%
HSBC Holdings plc	0.3%
Citigroup Inc	0.3%
Wal-Mart Stores, Inc	0.3%

(1)     Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

     The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond yield curves as at June 30, 2006 would decrease the fair value of the Company’s fixed income portfolio by approximately 3.9% or $1.5 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

     As at June 30, 2006, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $838.4 million as compared to $868.8 million as at December 31, 2005. As at June 30, 2006, the Company’s allocation to equity securities was approximately 2.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.1% as at December 31, 2005.

     As at June 30, 2006, approximately 44% of the equity portfolio was invested in U.S. companies as compared to approximately 53% as at December 31, 2005. As at June 30, 2006, the top ten equity holdings represented approximately 6.2% of the Company’s total equity portfolio as compared to approximately 5.8% as at December 31, 2005.

     The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $83.8 million as at June 30, 2006 as compared to $86.9 million as at December 31, 2005.

Alternative Investment Portfolio

     The Company’s alternative investment portfolio had approximately 60 separate fund investments at June 30, 2006 with a total exposure of $1.6 billion representing approximately 3.9% of the total investment portfolio as compared to December 31, 2005 where the Company had approximately 80 separate fund investments with a total exposure of $1.7 billion representing approximately 4.1 % of the total investment portfolio.

     As at June 30, 2006, the alternative investment style allocation was 38% in Directional/tactical strategies, 29% in Event-driven strategies, 24% in Arbitrage strategies, and 9% in Multi-strategy strategies. As at December 31, 2005, the alternative investment style allocation was 43% in Directional/tactical strategies, 31% in Event-driven strategies, 18% in Arbitrage strategies, and 8% in Multi-strategy strategies.

Private Investment Portfolio

     As at June 30, 2006, the Company’s exposure to private investments was approximately $347.4 million compared to $252.2 million as at December 31, 2005. As at June 30, 2006, the Company’s exposure to private investments comprised approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2005.

Bond and Stock Index Futures Exposure

     As at June 30, 2006, bond and stock index futures outstanding had a net long position of $11.2 million as compared to a net long position of $46.4 million as at December 31, 2005. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $1.1 million as at June 30, 2006 and $4.6 million as at December 31, 2005, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

     The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated payable on foreign exchange contracts as at June 30, 2006 was $120.9 million as compared to $603.0 million as at December 31, 2005, with a net unrealized loss of $3.8 million as compared to a net unrealized gain of $15.9 million as at December 31, 2005.

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

     On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc. (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants asserted claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants sought $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On February 21, 2006, the AAA panel issued a final award in favor of the Company with respect to the major disputes at issue. On June 21, 2006 the parties reached a settlement in principle of all remaining issues in dispute, and the settlement is in the process of being finalized.

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

     In August 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants, in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs have asserted various claims purportedly, on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL continues. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. On or about February 13, 2006, plaintiffs filed a motion seeking class certification. Defendants filed an opposition to the class certification motion, as well as a separate motion seeking to exclude the testimony of the expert witness upon whom plaintiffs have relied in seeking class certification. These motions are presently pending before the Court. Discovery has been proceeding since the fall of 2005.

     On April 4, 2006 a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Complaint, which makes the same basic allegations as those alleged in the MDL Amended Complaint, asserts statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The Judicial Panel on Multidistrict Litgation (the “JPML”) issued a Conditional Transfer Order directing that the New Cingular Lawsuit be transferred to the U.S. District Court for the District of New Jersey so that it can be coordinated and/or consolidated with the MDL. Certain parties in the New Cingular Lawsuit have filed motions seeking to vacate the JPML’s Conditional Transfer Order; the JPML has not yet ruled on such motions.

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

ITEM 1A.      RISK FACTORS

     Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

     The following table provides information about purchases by the Company during the three months ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer purchases of equity securities

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

April 1-30, 2006	10,263	64.62	—	$135.4 million
May 1-31, 2006	4,087	63.43	—	$135.4 million
June 1-30, 2006	158	64.06	—	$135.4 million

Total	14,508	64.28	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.

(2)	The price paid per share is the closing price of the shares on the vesting date.

(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or six months ended June 30, 2006. As of June 30, 2006, the Company could repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual General Meeting of holders (the “Shareholders”) of Class A Ordinary Shares held on April 28, 2006 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the Shareholders approved the following:

     1. The election of three Class II Directors to hold office until 2009:

	Votes in Favor	Votes Withheld

Dale R. Comey	152,559,822	3,872,130
Brian M. O’Hara	152,997,967	3,433,985
John T. Thornton	151,526,208	4,905,744

     In addition, the terms of the following Directors continued after the Annual General Meeting: J. Mauriello, E.M. McQuade, R.S. Parker, A.Z. Senter, M.P. Esposito, Jr., C. Rance and E.E. Thrower. Mr. Weiser retired from the Board of Directors on April 28, 2006, immediately prior to the Company’s Annual General Meeting of Shareholders. On June 8, 2006, the Company’s board, acting upon the recommendation of its Nominating and Governance Committee, elected Herbert Haag to the board effective immediately.

     2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2006:

Votes In Favor	Votes Against	Abstentions

155,427,262	860,588	144,102

ITEM 6.      EXHIBITS

10.1	Amendment No. 2, dated as of May 5, 2006, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.2	Amendment No. 1, dated as of May 5, 2006, to the Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.3	Credit Agreement, dated as of May 9, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.4	Amendment No. 1 to the Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc. as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.5	Amendment No. 1, dated as of May 15, 2006, to the 364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.6	Letter of Amendment, dated as of May 16, 2006, to the Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.7	Amendment No. 2, dated as of May 26, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.8	Amendment No. 1, dated as of May 31, 2006, to the Note Purchase Agreement, dated as of April 12, 2001, relating to XLA’s 6.58% guaranteed senior notes due April 12, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99.1	XL Capital Assurance Inc. and Subsidiary condensed consolidated financial statements (unaudited) for the three and six month periods ended June 30, 2006 and 2005.

99.2	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and six month periods ended June 30, 2006 and 2005.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: August 9, 2006	/s/ BRIAN M. O’HARA
Brian M. O’Hara
President and Chief Executive Officer

Date: August 9, 2006	/s/ JERRY DE ST. PAER
Jerry de St. Paer
Executive Vice President and
Chief Financial Officer