Form 10-K/A
period 2005-12-31
XL CAPITAL LTD
filed 2006-11-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 7, 2006 (the “Original Filing”). XL Capital Ltd has filed this Amendment to correct certain errors in the Consolidated Statements of Cash Flows as described in Note 29 of the Notes to the Consolidated Financial Statements, Restatement of Consolidated Statements of Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add related information in Item 9A, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents and reports that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such documents and reports updates and supersedes certain information contained in this Amendment. More current information with respect to XL Capital Ltd is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

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

     As further described in Note 29 to the Consolidated Financial Statements, the Company has determined that certain adjustments are required to restate the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003. On November 5, 2006, management of XL Capital Ltd (the “Company”) determined that the Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities,” “Cash flows provided by financing activities,” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement is required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries from those financial statements.

      As a result of the restatement, “Net cash provided by operating activities” for 2003 will be reduced to $2.8 billion (from $3.4 billion previously reported), for 2004 has been reduced to $3.9 billion (from $4.4 billion previously reported), for 2005 has been increased to $5.0 billion (from $4.2 billion previously reported) and for the first six months of 2006 will be reduced to $0.8 billion (from $1.3 billion previously reported). No change will occur with respect to “Cash and cash equivalents” at the end of any period, and no restatement of the income statements or balance sheets is required.

     The restatement of the Company’s Consolidated Statements of Cash Flows will not impact the Company’s previously reported Consolidated Statements of Income or Consolidated Balance Sheets and, in particular, “Cash and cash equivalents” reported at the end of any period in the Company’s Consolidated Statements of Cash Flows remains unchanged.

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

     As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $x.x billion and $x.x billion in 2005 and 2004, respectively.

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

     The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $38.8 billion at December 31, 2005 as compared to $29.8 billion at December 31, 2004. This increase of $9.0 billion includes (i) cash flow from financing activities of $3.2 billion in the fourth quarter of

2005, (ii) cash flow of $2.0 billion from spread product transactions and (iii) cash flow from operations of $x.x billion. The annualized effective yield of the total investment portfolio (excluding non-recurring items) was 4.1% for 2005 as compared to 3.8% for 2004, a 0.3% increase. The increase in the effective yield of the total investment portfolio was primarily due to general interest rate increases in the U.S.

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

     Cash flow from operations was $5.0 billion in 2005, as compared to $3.9 billion in 2004. The increase in 2005 is due primarily to the receipt of a net lump sum payment of $575.0 million from WSIC, related to the conclusion of the independent actuarial process and an increase in the receipt of investment income in line with increasing interest rates and the growth of the investment portfolio, partially offset by the cash payments on catastrophe losses during 2005.

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

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(U.S. dollars in thousands)	2005 (as restated)	2004 (as restated)	2003 (as restated)

Cash Flows (used in) Provided by Operating Activities:
Net (loss) income	$(1,251,976)	$1,166,613	$411,979
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Net realized (gains) losses on sales of investments	(241,882)	(246,547)	(120,195)
Net realized and unrealized (gains) losses on derivative instruments	(28,858)	(73,493)	(6,073)
Amortization of discounts on fixed maturities	50,206	80,740	44,792
Amortization of intangible assets	10,752	15,827	4,637
Amortization of deferred compensation	33,004	28,393	17,915
Accretion of convertible debt	976	21,775	25,512
Accretion of deposit liabilities	227,743	148,587	123,750
Equity in net income of investment, and operating affiliates	(222,270)	(271,365)	(128,123)
Unpaid losses and loss expenses	4,663,911	2,860,920	2,939,736
Unearned premiums	334,392	410,001	641,399
Premiums receivable	(148,432)	(266,040)	214,396
Unpaid losses and loss expenses recoverable	284,256	(1,116,964)	(765,183)
Future policy benefit reserves	1,785,895	958,270	320,649
Prepaid reinsurance premiums	(101,064)	1,725	(947)
Reinsurance balances receivable	(35,612)	331,069	(57,632)
Reinsurance balances payable	(70,855)	(6,778)	(428,700)
Deferred acquisition costs	(44,242)	(57,771)	(76,047)
Deferred tax asset	(3,122)	(7,790)	28,561
Other	(205,472)	(69,140)	(388,513)

Total adjustments	$6,289,326	$2,741,419	$2,389,934

Net cash provided by operating activities	$5,037,350	$3,908,032	$2,801,913

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$21,672,519	$23,446,569	$27,841,749
Proceeds from redemption of fixed maturities and
short-term investments	2,416,539	3,965,764	11,684,082
Proceeds from sale of equity securities	1,179,866	574,253	1,329,149
Purchases of fixed maturities and short-term investments	(33,115,344)	(33,433,519)	(45,157,859)
Purchases of equity securities	(947,538)	(690,781)	(843,073)
Investments in affiliates, net of dividends received	108,174	95,576	(56,004)
Acquisition of subsidiaries, net of cash acquired	–	–	(91,470)
Other investments	15,768	(20,205)	(27,847)
Fixed assets and other	–	–	(3,338)
Net proceeds from purchase and sale of leasehold property	–	–	45,307

Net Cash Used in Investing Activities	$(8,670,016)	$(6,062,343)	$(5,279,304)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (Continued)
(U.S. dollars in thousands)	2005 (as restated)	2004 (as restated)	2003 (as restated)

Cash Flows Provided by Financing Activities:
Proceeds from exercise of stock options and issue of common shares	$2,478,065	$41,480	$42,113
Repurchase of common shares	(5,531)	(4,602)	(1,574)
Dividends paid on common shares	(276,655)	(270,452)	(263,176)
Dividends paid on preference shares	(40,322)	(40,321)	(40,321)
Proceeds from notes payable and debt	790,291	1,742,317	–
Repayment of notes payable and debt	(100,000)	(974,384)	–
Deposit liabilities	2,043,125	1,469,156	1,576,559
Net cash flow on securities lending	274,582	(324,470)	313,861

Net cash provided by financing activities	5,163,555	1,638,724	1,627,462

Effects of exchange rate changes on foreign currency cash	(41,140)	(3,092)	(23,448)
Increase (Decrease) in cash and cash equivalents	1,489,749	(518,679)	(873,377)
Cash and cash equivalents – beginning of year	2,203,726	2,722,405	3,595,782

Cash and cash equivalents – end of year	$3,693,475	$2,203,726	$2,722,405

Net taxes (paid) received	$(34,500)	$(30,861)	$(3,154)
Interest paid	$(143,437)	$(79,848)	$(62,929)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. History

     XL Capital Ltd together with its subsidiaries (the “Company” or “XL”), is a holding company organized under the laws of the Cayman Islands. XL Capital Ltd was incorporated on March 16, 1998, as the successor to EXEL Limited, a Cayman Islands corporation organized in 1986, in connection with EXEL Limited’s merger with Mid Ocean Limited, a Cayman Islands corporation. XL Capital Ltd operated under the name EXEL Limited from completion of the merger until February 1, 1999, when its current name was approved by the requisite vote of the Company’s shareholders. The Company provides insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. In November 2006 the Company restated the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 29 for additional information.

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

29. RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 have been restated. The Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities,” “Cash flows provided by financing activities” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement was required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries.

     The following Condensed Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003 set forth the effects of these restatements:

	Year Ended December 31, 2005

	As Previously	Adjustments	As Restated
	Reported

Net cash provided by operating activities	$4,249,436	$787,914	$5,037,350

Net cash used in investing activities	(7,904,144)	(765,872)	(8,670,016)

Net cash provided by financing activities	5,144,030	19,525	5,163,555

Effects of exchange rate changes on foreign currency cash	427	(41,567)	(41,140)

Net change in cash and cash equivalents	1,489,749	—	1,489,749

Cash and cash equivalents at the beginning of year	2,203,726	—	2,203,726

Cash and cash equivalents at the end of year	$3,693,475	$—	$3,693,475

	Year Ended December 31, 2004

	As Previously	Adjustments	As Restated
	Reported

Net cash provided by operating activities	$4,444,038	$(536,006)	$3,908,032

Net cash used in investing activities	(6,584,550)	522,207	(6,062,343)

Net cash provided by financing activities	1,622,061	16,663	1,638,724

Effects of exchange rate changes on foreign currency cash	(228)	(2,864)	(3,092)

Net change in cash and cash equivalents	$(518,679)	$—	$(518,679)

Cash and cash equivalents at the beginning of year	$2,722,405	$—	$2,722,405

Cash and cash equivalents at the end of year	$2,203,726	$—	$2,203,726

	Year Ended December 31, 2003

	As Previously	Adjustments	As Restated
	Reported

Net cash provided by operating activities	$3,375,577	$(573,664)	$2,801,913

Net cash used in investing activities	(5,853,544)	574,240	(5,279,304)

Net cash provided by financing activities	1,601,944	25,518	1,627,462

Effects of exchange rate changes on foreign currency cash	2,646	(26,094)	(23,448)

Net change in cash and cash equivalents	$(873,377)	$—	$(873,377)

Cash and cash equivalents at the beginning of year	$3,595,782	$—	$3,595,782

Cash and cash equivalents at the end of year	$2,722,405	$—	$2,722,405

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

     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, have issued an audit report on the Company’s assessment of its internal control over financial reporting. This report appears on page 193. See Item 8, “Financial Statements and Supplementary Data.”

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

     In November 2006, the Company discovered certain errors in its Consolidated Statements of Cash Flows. These errors resulted from a misapplication of the accounting standards relating to Consolidated Statements of Cash Flows. The Company brought the errors to the attention of its independent auditor and determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, 2006, June 30, 2006, and the years ending December 31, 2005, 2004 and 2003, respectively. See Note 29 to the Consolidated Financial Statements. Management and the Company’s independent auditors have concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness. The Company has taken steps to remediate the significant deficiency in the processes surrounding the preparation of the Consolidated Statements of Cash Flows.

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
(formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A.
and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North
America, Inc., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K filed on February 23, 2005.

10.70	Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit,
dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit
10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.71	First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By
Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.72	Control Agreement, dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc., as
Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.61 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.73	Offer Letter, dated as of April 12, 2004, for a U.S.$50,000,000 Committed Line of Credit between Credit
Lyonnais, New York Branch, as Lender, and XL Capital Ltd, X.L., America, Inc., XL Insurance (Bermuda) Ltd
and XL Re Ltd, as Account Parties, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly
Report on Form 10-Q for the period ended March 31, 2004.

10.74	Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and
JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.75	Amendment No. 1, dated as of June 22, 2005, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties
and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorpo-
rated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.76	364-Day Credit Agreement, dated as of September 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New
York Branch, as Lender, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q for the period ended September 30, 2004.

10.77	364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL
Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New
York Branch, as Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K filed on December 23, 2005.

10.78	Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs
Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
December 14, 2004.

10.79	Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial
Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed on December 14, 2004.

Exhibit		Description

10.80		Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance
(Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan
Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed on June 27, 2005.
10.81		Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance
(Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns
Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s
Quarterly Report on Form 10-Q for the period ended June 30, 2005.
12	**	Statements regarding computation of ratios.
21	**	List of subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
31	*	Rule 13a-14(a)/15d-14(a) Certifications.
32	*	Section 1350 Certifications.
99.1	**	XL Capital Assurance Inc. audited consolidated financial statements as at and for the years ended
December 31, 2005 and 2004.
99.2	**	XL Financial Assurance Ltd. audited financial statements as at and for the years ended December 31, 2005 and 2004.

*	Filed herewith
**	Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 7, 2006, and herein incorporated by reference.

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

Consolidated financial statements and financial statement schedules

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As described in Notes 1 and 29 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 6, 2006, except with respect to Notes 1 and 29 of the consolidated financial statements, as to which the date is November 8, 2006

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

Date: November 8, 2006

XL CAPITAL LTD
(Registrant)

By	/s/ BRIAN M. O’HARA

Name: Brian M. O’Hara
Title: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN M. O’HARA	President, Chief Executive Officer and Director	November 8, 2006
(Principal Executive Officer)
Brian M. O’Hara

/s/ JERRY M. DE ST. PAER	Executive Vice President and Chief Financial Officer	November 8, 2006
(Principal Financial Officer and Principal
Jerry M. de St Paer	Accounting Officer)

/s/ MICHAEL P. ESPOSITO JR.*	Director and Chairman of the Board of Directors	November 8, 2006

Michael P. Esposito, Jr.

/s/ DALE R. COMEY*	Director	November 8, 2006

Dale R. Comey

/s/ JOSEPH MAURIELLO*	Director	November 8, 2006

Joseph Mauriello

/s/ EUGENE M. MCQUADE*	Director	November 8, 2006

Eugene M. McQuade

/s/ ROBERT S. PARKER*	Director	November 8, 2006

Robert S. Parker

/s/ CYRIL E. RANCE*	Director	November 8, 2006

Cyril E. Rance

/s/ ALAN Z. SENTER*	Director	November 8, 2006

Alan Z. Senter

/s/ JOHN T. THORNTON*	Director	November 8, 2006

John T. Thornton

/s/ ELLEN E. THROWER*	Director	November 8, 2006

Ellen E. Thrower

* By: /s/ KIRSTIN R. GOULD

Kirstin Romann Gould
Attorney-in-fact