Form 10-Q/A
period 2006-03-31
XL CAPITAL LTD
filed 2006-11-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A
(Amendment No. 1)
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

     As of May 1, 2006, there were 180,293,805 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at March 31, 2006 (Unaudited) and
	December 31, 2005	4

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	6

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

	Consolidated Statements of Shareholders’ Equity for the
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	8

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	9

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	46

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	49

	Signatures	50

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 5, 2006 (the “Original Filing”). XL Capital Ltd has filed this Amendment to correct certain errors in the Unaudited Consolidated Statement of Cash Flows as described in Note 11, Restatement of Consolidated Statements of Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents and reports that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such documents and reports updates and supersedes certain information contained in this Amendment. More current information with respect to XL Capital Ltd. is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

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

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2006	2005
	(as restated)	(as restated)

Cash flows provided by operating activities:
Net income	$468,583	$453,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized (gains) on investments.	(22,765)	(60,671)
Net realized and unrealized (gains) on derivative instruments	(48,851)	(45,178)
Amortization of premiums on fixed maturities	5,394	17,191
Equity in net (income) from investment, insurance and financial affiliates	(98,973)	(89,764)
Amortization of deferred compensation	18,975	9,131
Accretion of debt	239	241
Accretion of deposit liabilities	79,329	46,327
Unpaid losses and loss expenses	(110,333)	303,165
Future policy benefit reserves	2,422	8,908
Unearned premiums	988,516	1,172,582
Premiums receivable.	(664,996)	(1,135,110)
Unpaid losses and loss expenses recoverable	136,994	143,029
Prepaid reinsurance premiums	(161,462)	(121,712)
Reinsurance balances receivable	(124,829)	(139,699)
Deferred acquisition costs.	(86,325)	(166,999)
Reinsurance balances payable	(152,546)	63,697
Deferred tax asset	25,888	42,871
Other	234,943	44,402

Total adjustments	$21,620	$92,411

Net cash provided by operating activities	$490,203	$545,436

Cash flows used in investing activities:
Proceeds from sales of fixed maturities and short-term investments	$5,261,030	$5,209,091
Proceeds from redemptions of fixed maturities
and short-term investments	423,270	391,707
Proceeds from sales of equity securities	320,399	264,389
Purchases of fixed maturities and short-term investments	(7,376,452)	(6,450,796)
Purchases of equity securities	(344,557)	(243,823)
Investments in affiliates, net of dividends received	255,465	18,120
Other investments	(40,027)	17,889
Acquisition of subsidiary, net of cash acquired	(12,600)	—
Other assets	4,097	—

Net cash used in investing activities	$(1,509,375)	$(793,423)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	$2,546	$16,242
Repurchase of shares	(3,516)	(3,837)
Dividends paid	(77,498)	(79,137)
Repayment of loans	(45,291)	—
Deposit liabilities	(302,377)	381,227
Net cash flow from securities lending	9,780	(69,725)

Net cash (used in) provided by financing activities	$(416,356)	$244,770
Effects of exchange rate changes on foreign currency cash	4,877	(14,133)

Decrease in cash and cash equivalents	$(1,430,651)	$(17,350)
Cash and cash equivalents — beginning of period	3,693,475	2,203,726

Cash and cash equivalents — end of period	$2,262,824	$2,186,376

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

2.   Significant Accounting Policies

(a) Stock-based compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At March 31, 2006, the Company has several stock based Performance Incentive Programs, which are described more fully in Note 19 to the consolidated financial statements filed on Form 10-K/A for the year ended December 31, 2005. Stock based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from the date of grant.

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

11. Restatement of Unaudited Consolidated Statements of Cash Flows

     The Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 have been restated. The Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities,” “Cash Flows provided by financing activities” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement was required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries from those financial statements

     The following Condensed Statements of Consolidated Cash Flows for the three month periods ended March 31, 2006 and 2005 set forth the effects of these restatements:

	Three Months Ended March 31, 2006

	As Previously	Adjustments	As Restated
	Reported

Net cash provided by operating activities	$ 555,007	$ (64,804)	$ 490,203

Net cash used in investing activities	(1,568,685)	59,310	(1,509,375)

Net cash provided by financing activities	(415,764)	(592)	(416,356)

Effects of exchange rate changes on foreign currency cash	(1,209)	6,086	4,877

Net change in cash and cash equivalents	$ (1,430,651)	$ —	$ (1,430,651)

Cash and cash equivalents at the beginning of period	$ 3,693,475	$ —	$ 3,693,475

Cash and cash equivalents at the end of period	$ 2,262,824	$ —	$ 2,262,824

	Three Months Ended March 31, 2005

	As Previously	Adjustments	As Restated
	Reported

Net cash provided by operating activities	$ 270,569	$ 274,867	$ 545,436

Net cash used in investing activities	(529,529)	(263,894)	(793,423)

Net cash provided by financing activities	243,092	1,678	244,770

Effects of exchange rate changes on foreign currency cash	(1,482)	(12,651)	(14,133)

Net change in cash and cash equivalents	$ (17,350)	$ —	$ (17,350)

Cash and cash equivalents at the beginning of period	$ 2,203,726	$ —	$ 2,203,726

Cash and cash equivalents at the end of period	$ 2,186,376	$ —	$ 2,186,376

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

Restatements

     As further described in Note 11 to the Unaudited Consolidated Financial Statements, the Company has determined that certain adjustments are required to restate the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and the three and six month periods ended March 31, and June 30, 2006, respectively. On November 5, 2006, management of XL Capital Ltd (the “Company”) determined that the Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities,” “Cash Flows provided by financing activities” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement is required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries from those financial statements.

      As a result of the restatement, “Net cash provided by operating activities” for the three months ended March 31 ,2006 has been reduced to $490.2 million (from $555.0 million previously reported), and for the first three months of 2005 has been increased to $545.4 million (from $270.6 million previously reported). No change will occur with respect to “Cash and cash equivalents” at the end of any period, and no restatement of the income statements or balance sheets is required.

     The re-presentation of the Company’s Consolidated Statements of Cash Flows will not impact the Company’s previously reported Consolidated Statements of Income or Consolidated Balance Sheets and, in particular, “Cash and cash equivalents” reported at the end of any period in the Company’s Consolidated Statements of Cash Flows remains unchanged.

     This discussion and analysis should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto, presented under Item 1A, Item 7 and Item 8, respectively, of the Company’s Form 10-K/A for the year ended December 31, 2005.

Executive Overview

     See “Executive Overview” in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

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

Other Key Focuses of Management

     See the discussion of the “Other Key Focuses of Management” in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005. That discussion is updated with the disclosures set forth below.

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

Critical Accounting Policies and Estimates

     See the discussion of the Company’s “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

     See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

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

     While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Risk Factors” in Item 1A, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 9 to the Consolidated Financial Statements, each in the Company’s Form 10-K/A for the year ended December 31, 2005, for further discussion.

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

     New cash from operations was approximately $490.2 million in the first three months of 2006 compared with $545.4 million in the same period in 2005. The slight decrease was due primarily to higher paid losses in 2006 stemming from the catastrophes in 2005, partially offset by higher investment income from the growth of the Company’s investment portfolio.

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

Other

     For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except as described below, there have been no material changes in the Company’s market risk exposures, or how those exposures are managed, since December 31, 2005. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” presented under Item 7A of the Company’s Form 10-K/A for the year ended December 31, 2005.

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

     In November 2006, the Company discovered certain errors in its Consolidated Statements of Cash Flows. These errors resulted from a misapplication of the accounting standards relating to Statements of Cash Flows. The Company brought the errors to the attention of its independent auditor and determined that it would restate its Consolidated Statements of Cash Flows for the periods ending March 31, 2006, June 30, 2006 and the years ended December 31, 2003, 2004, and 2005, respectively. See Note 11 to the Consolidated Financial Statements. Management, and our independent auditors have concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness. The Company has taken steps to remediate the significant deficiency in the processes surrounding the preparation of the Consolidated Statements of Cash Flows.

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

ITEM 1A. RISK FACTORS

     Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the period ended December 31, 2005 for further information.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases by the Company during the three months ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share (2)	or Programs	or Programs (3)

January 1-31, 2006	5,960	$67.45	—	$135.4 million
February 1-28, 2006	—	$—	—	$135.4 million
March 1-31, 2006	45,757	$68.07	—	$135.4 million

Total	51,717	$68.00	—	$135.4 million

(1)	All of the shares included in each period were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.
(2)	The price paid per share is the closing price of the shares on the vesting date.
(3)	On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or nine months ended March 31, 2006. As of March 31, 2006, the Company may repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 6.       EXHIBITS

10.1	Amendment Agreement to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2006.

10.2	Agreement of Amendment, dated as of February 16, 2006, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006.

10.3	Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

99.1**	XL Capital Assurance Inc. and Subsidiary condensed consolidated financial statements (unaudited) for the three month periods ended March 31, 2006 and 2005.

99.2**	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three month periods ended March 31, 2006 and 2005.

*	Filed herewith

**	Previously filed with the original Quarterly Report on Form 10-Q for the period ended March 31, 2006, as filed on May 5, 2006, and herein incorporated by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: November 8, 2006	/s/ BRIAN M. O’HARA
Brian M. O’Hara
President and Chief Executive Officer

Date: November 8, 2006	/s/ JERRY DE ST. PAER
Jerry de St. Paer
Executive Vice President and
Chief Financial Officer