Form 10-Q/A
period 2006-06-30
XL CAPITAL LTD
filed 2006-11-09
CIK 875159

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

     As of August 2, 2006, there were 180,409,046 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I — FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at June 30, 2006 (Unaudited) and
	December 31, 2005	4

	Consolidated Statements of Income for the Three Months Ended
	June 30, 2006 and 2005 (Unaudited) and the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	6

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended June 30, 2006 and 2005 (Unaudited) and
	the Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

	Consolidated Statements of Shareholders’ Equity for the Six Months
	Ended June 30, 2006 and 2005 (Unaudited)	8

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	9

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	72

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 4.	Submission of Matters to a Vote of Security Holders	75

Item 6.	Exhibits	76

	Signatures	77

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 9, 2006 (the “Original Filing”). XL Capital Ltd has filed this Amendment to correct certain errors in the Unaudited Consolidated Statements of Cash Flows as described in Note 11, Retatement of Consolidated Statements of Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents and reports that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such documents and reports updates and supersedes certain information contained in this Amendment. More current information with respect to XL Capital Ltd. is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

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

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,

	2006 (as restated)	2005 (as restated)

Cash flows provided by operating activities:
Net income	$855,752	$599,000
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Net realized losses (gains) on investments	839	(150,726)
Net realized and unrealized (gains) losses on derivative instruments	(78,089)	2,763
Amortization of (discounts) premiums on fixed maturities	(1,206)	30,380
Equity in net income from investment, insurance and financial affiliates	(166,838)	(92,784)
Amortization of deferred compensation	30,004	20,477
Accretion of convertible debt	481	485
Accretion of deposit liabilities	160,203	105,219
Unpaid losses and loss expenses	(440,853)	518,186
Future policy benefit reserves	59,806	1,806,417
Unearned premiums	888,142	985,440
Premiums receivable.	(543,051)	(761,279)
Unpaid losses and loss expenses recoverable	415,205	311,612
Prepaid reinsurance premiums	(177,704)	(130,415)
Reinsurance balances receivable	40,543	66,666
Deferred acquisition costs	(89,499)	(121,351)
Reinsurance balances payable	(380,239)	(43,852)
Deferred tax asset	1,990	75,411
Other assets	197,670	(160,757)
Other	(11,017)	145,873

Total adjustments	$(93,613)	$2,607,765

Net cash provided by operating activities	$762,139	$3,206,765

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$11,074,558	$10,900,166
Proceeds from redemption of fixed maturities and short-term investments	650,275	647,275
Proceeds from sale of equity securities	789,977	603,350
Purchases of fixed maturities and short-term investments	(12,778,203)	(15,688,895)
Purchases of equity securities	(723,646)	(556,562)
Investments in affiliates, net of dividends received	186,969	2,252
Acquisition of subsidiaries, net of cash acquired	(12,600)	—
Other investments	(39,155)	24,240
Other assets	4,097	—

Net cash used in investing activities	$(847,728)	$(4,068,174)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	7,941	40,446
Repurchase of shares	(4,451)	(4,396)
Dividends paid	(155,045)	(158,348)
Repayment of loans	(45,291)	—
Deposit liabilities	(786,898)	1,260,109
Net cash flow on securities lending	(81,112)	(71,834)

Net cash (used in) provided by financing activities	(1,064,856)	1,065,977
Effects of exchange rate changes on foreign currency cash	23,738	(32,954)

(Decrease) increase in cash and cash equivalents	(1,126,707)	171,614
Cash and cash equivalents — beginning of period	3,693,475	2,203,726

Cash and cash equivalents — end of period	$2,566,768	$2,375,340

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

11. Restatement of Unaudited Consolidated Statements of Cash Flows

     The Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 have been restated. The Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities”, “Cash flows provided by financing activities” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement was required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries from those financial statements

     The following Condensed Statements of Consolidated Cash Flows for the six month periods ended June 30, 2006 and 2005 set forth the effects of these restatements:

	Six Months Ended June 30, 2006

	As Previously
	Reported	Adjustments	As Restated

Net cash provided by operating activities	$1,281,480	$(519,341)	$762,139

Net cash used in investing activities	(1,344,510)	496,782	(847,728)

Net cash used in financing activities	(1,062,700)	(2,156)	(1,064,856)

Effects of exchange rate changes on foreign currency cash	(977)	24,715	23,738

Net change in cash and cash equivalents	$(1,126,707)	$--	$(1,126,707)

Cash and cash equivalents at the beginning of
year	$3,693,475	$--	$3,693,475

Cash and cash equivalents at the end of year	$2,566,768	$--	$2,566,768

	Six Months Ended June 30, 2005

	As Previously
	Reported	Adjustments	As Restated

Net cash provided by operating activities	$2,631,050	$575,715	$3,206,765

Net cash used in investing activities	(3,523,519)	(544,655)	(4,068,174)

Net cash provided by financing activities	1,065,717	260	1,065,977

Effects of exchange rate changes on foreign currency cash	(1,634)	(31,320)	(32,954)

Net change in cash and cash equivalents	$171,614	$--	$171,614

Cash and cash equivalents at the beginning of
year	$2,203,726	$--	$2,203,726

Cash and Cash Equivalents at the end of the year	$2,375,340	$--	$2,375,340

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

Restatements

     As further described in Note 11 to the Unaudited Consolidated Financial Statements, the Company has determined that certain adjustments are required to restate the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and the three and six month periods ended March 31 and June 30, 2006, respectively. On November 5, 2006, management of XL Capital Ltd (the “Company”) determined that the Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities,”“Cash flows provided by financing activities” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement is required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries from those financial statements.

      As a result of the restatement, “Net cash provided by operating activities” for the six months ended June 30, 2006 has been reduced to $762.1 million (from $1.3 billion previously reported), and for the first six months of 2005 has been increased to $3.2 billion (from $2.6 billion previously reported). No change will occur with respect to “Cash and cash equivalents” at the end of any period, and no restatement of the income statements or balance sheets is required.

     The re-presentation of the Company’s Consolidated Statements of Cash Flows will not impact the Company’s previously reported Consolidated Statements of Income or Consolidated Balance Sheets and, in particular, “Cash and cash equivalents” reported at the end of any period in the Company’s Consolidated Statements of Cash Flows remains unchanged.

     This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K/A for the year ended December 31, 2005.

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

Other Key Focuses of Management

     See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005. That discussion is updated with the disclosures set forth below.

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

     The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above, and described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

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

Critical Accounting Policies and Estimates

     See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005. That discussion is updated for disclosures set forth below.

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

     The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above and described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

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

     New cash from operations was approximately $762.1 million in the first six months of 2006 compared with $3.2 billion in the same period in 2005. New cash in the first six months of 2005 included a large immediate annuity portfolio of $1.8 billion. Net new cash in 2006 was due primarily to higher investment income in the period, offset by payments related to the 2005 hurricanes of approximately $590 million. In addition net cash from structured and spread transactions was negative $784.7 million, substantially due to ordinary course net redemptions in the muni-GIC's and funding agreements.

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

      In November 2006, the Company discovered certain errors in its Consolidated Statements of Cash Flows. These errors resulted from a misapplication of the accounting standards relating to Statements of Cash Flows. The Company brought the errors to the attention of its independent auditor and determined that it would restate its Consolidated Statements of Cash Flows for the periods ending March 31, 2006, June 30, 2006 and the years ended December 31, 2003, 2004, and 2005, respectively. See Note 11 to the Consolidated Financial Statements. Management and the Company's independent auditors have concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness. The Company has taken steps to remediate the significant deficiency in the processes surrounding the preparation of the Consolidated Statements of Cash Flows.

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

     2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2006:

Votes In Favor	Votes Against	Abstentions

155,427,262	860,588	144,102

ITEM 6.      EXHIBITS

10.1	Amendment No. 2, dated as of May 5, 2006, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.2	Amendment No. 1, dated as of May 5, 2006, to the Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.3	Credit Agreement, dated as of May 9, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.4	Amendment No. 1 to the Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc. as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.5	Amendment No. 1, dated as of May 15, 2006, to the 364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.6	Letter of Amendment, dated as of May 16, 2006, to the Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.7	Amendment No. 2, dated as of May 26, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.8	Amendment No. 1, dated as of May 31, 2006, to the Note Purchase Agreement, dated as of April 12, 2001, relating to XLA’s 6.58% guaranteed senior notes due April 12, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

99.1**	XL Capital Assurance Inc. and Subsidiary condensed consolidated financial statements (unaudited) for the three and six month periods ended June 30, 2006 and 2005.

99.2**	XL Financial Assurance Ltd. condensed financial statements (unaudited) for the three and six month periods ended June 30, 2006 and 2005.

*	Filed herewith

**	Previously filed with the original Quarterly Report on Form 10-Q for the period ended June 30, 2006, as filed on August 9, 2006, and herein incorporated by reference.

77

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