Form 10-Q/A
period 2006-09-30
XL CAPITAL LTD
filed 2006-11-14
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of October 30, 2006, there were 180,573,133 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q/A

		Page No

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2006 and 2005 (Unaudited) and the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2006 and 2005 (Unaudited) and the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	76

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 6.	Exhibits	80

	Signatures	81

Explanatory Note.

This Form 10-Q/A amends the XL Capital Ltd Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006, (the "original filing") and is being filed solely to correct a typographical error in the "Other Liabilities" and "Total Liabilities" line items contained in the December 31, 2005 Consolidated Balance Sheet. The Other Liabilities balance at December 31, 2005 was incorrectly shown as $1,414,496(000). The correct amount is $1,461,972(000). Total Liabilities at December 31, 2005 was incorrectly shown as $49,885,096(000). The correct amount is $49,932,572(000). The Consolidated Financial Statements included in this Form 10-Q/A have not changed in any other respect. Exhibit Numbers 31 and 32 are being included with this Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) September 30, 2006	December 31, 2005

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2006, $34,564,249; 2005, $31,984,076)	$34,765,259	$32,309,565
Equity securities, at fair value (cost: 2006, $694,175; 2005, $696,858)	847,308	868,801
Short-term investments, at fair value (amortized cost: 2006, $3,105,784; 2005, $2,552,589)	3,099,684	2,546,073

Total investments available for sale	38,712,251	35,724,439
Investments in affiliates	2,112,353	2,046,721
Other investments	500,155	399,417

Total investments	41,324,759	38,170,577
Cash and cash equivalents	2,128,221	3,693,475
Accrued investment income	432,176	391,660
Deferred acquisition costs	940,881	866,200
Prepaid reinsurance premiums	1,357,649	1,067,556
Premiums receivable	4,082,824	3,799,041
Reinsurance balances receivable	1,237,011	1,043,013
Unpaid losses and loss expenses recoverable	5,532,054	6,441,522
Goodwill and other intangible assets	1,817,229	1,814,544
Deferred tax asset, net	296,985	318,399
Other assets	630,210	848,914

Total assets	$59,779,999	$58,454,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$23,292,278	$23,767,672
Deposit liabilities	8,103,553	8,240,987
Future policy benefit reserves	6,075,259	5,606,461
Unearned premiums	6,088,306	5,388,996
Notes payable and debt	3,368,132	3,412,698
Reinsurance balances payable	1,272,934	1,414,752
Net payable for investments purchased	246,593	639,034
Other liabilities	1,259,642	1,461,972

Total liabilities	$49,706,697	$49,932,572

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) September 30, 2006	December 31, 2005

Commitments and Contingencies

Minority interest in equity of consolidated subsidiaries	$549,327	$50,518

Shareholders’ Equity:
Series A preference ordinary shares, 9,200,000 authorized, par value $0.01 Issued and outstanding: 2006 and 2005, 9,200,000	$92	$92
Series B preference ordinary shares, 11,500,000 authorized, par value $0.01 Issued and outstanding: 2006 and 2005, 11,500,000	115	115
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding 2006 and 2005, nil	—	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: 2006, 180,508,133; 2005, 179,528,593	1,805	1,795
Additional paid in capital	6,411,090	6,377,375
Accumulated other comprehensive (loss) income	240,556	268,243
Retained earnings	2,870,317	1,824,191

Total shareholders’ equity	$9,523,975	$8,471,811

Total liabilities and shareholders’ equity	$59,779,999	$58,454,901

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues:
Net premiums earned	$1,855,064	$1,800,054	$5,658,203	$7,412,257
Net investment income	518,281	366,692	1,455,645	1,042,298
Net realized (losses) gains on investments	(52,656)	53,223	(53,495)	203,949
Net realized and unrealized gains on derivative instruments	611	17,982	78,700	15,219
Net income from investment affiliates	39,370	56,735	174,612	116,473
Fee income and other	3,494	1,621	23,086	15,733

Total revenues	$2,364,164	$2,296,307	$7,336,751	$8,805,929

Expenses:
Net losses and loss expenses incurred	$1,040,167	$2,590,969	$3,256,852	$4,995,737
Claims and policy benefits	156,028	142,957	531,361	2,289,248
Acquisition costs	260,877	296,018	823,476	901,400
Operating expenses	276,425	262,315	817,450	758,421
Exchange losses	21,943	5,159	75,385	5,388
Interest expense	150,388	89,748	412,889	275,800
Amortization of intangible assets	420	2,668	1,935	8,504

Total expenses	$1,906,248	$3,389,834	$5,919,348	$9,234,498

Income (loss) before minority interest, income tax charge (benefit) and equity in net (income) of insurance and financial affiliates	$457,916	$(1,093,527)	$1,417,403	$(428,569)
Minority interest in net income of subsidiary	8,355	2,411	10,613	6,765
Income tax charge (benefit)	43,655	(47,338)	176,728	47,312
Net (income) from operating affiliates	(19,964)	(9,479)	(51,560)	(42,525)

Net income (loss)	425,870	(1,039,121)	1,281,622	(440,121)
Preference share dividends	10,081	10,080	30,241	30,240

Net income (loss) available to ordinary shareholders	$415,789	$(1,049,201)	$1,251,381	$(470,361)

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	178,818	139,266	178,662	138,823

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	179,439	139,266	179,298	138,823

Earnings (loss) per ordinary share and ordinary share equivalent — basic	$2.33	$(7.53)	$7.00	$(3.39)

Earnings (loss) per ordinary share and ordinary share equivalent — diluted	$2.32	$(7.53)	$6.98	$(3.39)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income (loss)	$425,870	$(1,039,121)	$1,281,622	$(440,121)
Change in net unrealized appreciation (depreciation) of investments, net of tax	641,548	(271,073)	(114,937)	(226,970)
Amortization of derivative loss on cash flow hedge	159	159	471	471
Foreign currency translation adjustments, net	(2,172)	36,528	94,826	115,850
Net unrealized (loss) gain on future policy benefit reserves	(1,685)	3,458	(14,595)	9,049
Minority interest share in change in accumulated other comprehensive loss in SCA	(7,676)	—	(7,676)	—
Realization of loss on sale of SCA	14,224	—	14,224	—

Comprehensive income (loss)	$1,070,268	$(1,270,049)	$1,253,935	$(541,721)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

	2006	2005

Series A and B Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	—	—

Balance — end of period	$207	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,795	$1,389
Issue of shares	8	9
Exercise of stock options	3	8
Repurchase of shares	(1)	(1)

Balance — end of period	$1,805	$1,405

Additional Paid in Capital:
Balance — beginning of year	$6,377,375	$3,880,187
Issue of shares	53,011	69,871
Repurchase of ordinary shares	(2,830)	(1,776)
Stock option expense	17,354	15,345
Exercise of stock options	13,772	33,864
Net change in deferred compensation	(6,492)	(34,397)
Net loss on sale of SCA	(30,100)	—
Realization of Accumulated Other Comprehensive Loss on sale of SCA	(11,000)	—

Balance — end of period	$6,411,090	$3,963,094

Accumulated Other Comprehensive Income:
Balance — beginning of year	$268,243	$460,273
Net change in unrealized gains (losses) on investment portfolio, net of tax	(134,263)	(232,086)
Net change in unrealized gains (losses) on investment portfolio of affiliates	19,326	5,116
Amortization of derivative loss on cash flow hedge	471	471
Impact of net unrealized gain (losses) on future policy benefit reserves	(14,595)	9,049
Currency translation adjustments	94,826	115,850
Realization of loss on sale of SCA	14,224	—
Minority interest share in charge in accumulated other comprehensive loss in SCA	(7,676)	—

Balance — end of period	$240,556	$358,673

Retained Earnings:
Balance — beginning of year	$1,824,191	$3,396,639
Net income (loss)	1,281,622	(440,121)
Dividends on Series A and B preference ordinary shares	(30,241)	(30,240)
Dividends on Class A ordinary shares	(202,471)	(207,344)
Repurchase of ordinary shares	(2,784)	(3,013)

Balance — end of period	$2,870,317	$2,715,921

Total Shareholders’ Equity	$9,523,975	$7,039,300

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,

		2005
	2006	(restated)*

Cash flows provided by operating activities:
Net income (loss)	$1,281,622	$(440,121)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	53,495	(203,949)
Net realized and unrealized (gains) losses on derivative instruments	(78,700)	(15,219)
Amortization of (discounts) premiums on fixed maturities	(18,359)	38,914
Equity in net income from investment, insurance and financial affiliates	(226,172)	(158,998)
Amortization of deferred compensation	45,923	27,993
Accretion of convertible debt	725	731
Accretion of deposit liabilities	261,494	151,953
Unpaid losses and loss expenses	(851,837)	3,456,112
Future policy benefit reserves	22,666	1,776,599
Unearned premiums	608,718	794,826
Premiums receivable	(194,175)	(340,953)
Unpaid losses and loss expenses recoverable	1,015,037	(846,198)
Prepaid reinsurance premiums	(278,054)	(147,951)
Reinsurance balances receivable	(179,951)	(14,139)
Deferred acquisition costs	(57,465)	(98,978)
Reinsurance balances payable	(142,448)	(16,960)
Deferred tax asset	34,191	15,795
Other assets	303,907	(76,069)
Other	(88,482)	48,676

Total adjustments	$230,513	$4,392,185

Net cash provided by operating activities	$1,512,135	$3,952,064

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$16,618,562	$16,455,068
Proceeds from redemption of fixed maturities and short-term investments	897,854	812,582
Proceeds from sale of equity securities	1,048,623	950,790
Purchases of fixed maturities and short-term investments	(20,207,649)	(22,853,444)
Purchases of equity securities	(971,591)	(777,904)
Net acquisitions less dispositions of affiliates	177,695	13,954
Acquisition of subsidiaries, net of cash acquired	(12,600)	—
Net proceeds on sale of shares of SCA	104,650	—
Other investments	(96,396)	44,880
Other assets	4,087	—

Net cash used in investing activities	$(2,436,765)	$(5,354,074)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	13,293	40,297
Repurchase of shares	(5,616)	(4,790)
Dividends paid	(232,711)	(237,584)
Proceeds from notes payable and issuance of equity units	—	—
Repayment of loans	(45,291)	—
Deposit liabilities	(398,553)	1,563,157
Net cash flow on securities lending	(335,661)	(70,773)
Proceeds from issuance of shares of SCA	342,227	—

Net cash (used in) provided by financing activities	$(662,312)	$1,290,307
Effects of exchange rate changes on foreign currency cash	21,688	(35,434)

(Decrease) increase in cash and cash equivalents	(1,565,254)	(147,137)
Cash and cash equivalents — beginning of period	3,693,475	2,203,726

Cash and cash equivalents — end of period	$2,128,221	$2,056,589

* See Note 1

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

Statement of Cash Flows

          The Statement of Consolidated Cash Flows for the nine-month period ended September 30, 2005 has been restated. On November 5, 2006, management of the Company determined that the Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities”, “Cash flows provided by financing activities, and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement would be required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries.

          The following Condensed Statement of Consolidated Cash Flows for the nine months ended September 30, 2005 sets forth the effects of this restatement:

	Nine Months Ended September 30, 2005

	As Previously
	Reported	Adjustments	As Restated

Net cash provided by operating activities	$3,182,762	$769,302	$3,952,064
Net cash used in investing activities	(4,601,015)	(753,059)	(5,354,074)
Net cash provided by financing activities	1,273,146	17,161	1,290,307
Effects of exchange rate changes on foreign currency cash	(2,030)	(33,404)	(35,434)

Net change in cash and cash equivalents	$(147,137)	$—	$(147,137)
Cash and cash equivalents at the beginning of year	2,203,726	—	2,203,726
Cash and cash equivalents at the end of year	$2,056,589	$—	$2,056,589

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies

(a) Stock-Based compensation

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At September 30, 2006, the Company had several stock based Performance Incentive Programs, which are described more fully in Note 19 to the consolidated financial statements filed on Form 10-K/A for the year ended December 31, 2005. Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock options and restricted stock on a straight-line basis over the requisite service period for each award.

          In 2004, the FASB issued SFAS No.123 (revised 2004) (“FAS 123(r)”), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(r) superseded FAS 123 and APB 25, and amended SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in FAS 123(r) is similar to the approach described in FAS 123, which the Company adopted on a prospective basis in 2003. However, FAS 123(r) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values.

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

          Effective August 4, 2006, the Board of Directors of Security Capital Assurance Ltd (“SCA”) a consolidated subsidiary of the Company as discussed in Note 4, adopted the 2006 Long-Term Incentive and Share Award Plan, which is referred to as the “SCA Plan”. The SCA Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (“Awards”). An aggregate of 3,848,182 common shares has been reserved for issuance under the SCA Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. Shares issued pursuant to the SCA Plan will be either authorized but unissued shares or treasury shares.

          The SCA Plan will be administered by SCA’s Compensation Committee or such other Board committee (or the entire Board) as may be designated by SCA’s Board, which is referred to as the “Committee.” The Committee will determine which eligible employees, consultants and directors receive Awards, the types of Awards to be received and the terms and conditions thereof. However, the exercise price of options and SARs will not be less than the fair market value of the shares on the date of grant, and the term will not be longer than ten years from the date of grant. In the event of a change in control (as defined in the SCA Plan), all awards granted under the SCA Plan then outstanding but not then exercisable (or subject to restrictions) shall become immediately exercisable, all restrictions shall lapse, and any performance criteria shall be deemed satisfied, unless otherwise provided in the applicable Award agreement.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)

	XL Capital Ltd (Unaudited)		SCA (Unaudited)

	Three and Nine Months Ended September 30, 2006	Three and Nine Months Ended September 30, 2005	Three and Nine Months Ended September 30, 2006

Dividend yield	2.1%	2.6%	0.0%
Risk free interest rate	4.7%	4.0%	5.0%
Expected volatility	25.0%	25.0%	25.0%
Expected lives	5.5 years	5.5 years	4.4 years

          The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

          In the first nine months of 2006 and 2005, the Company granted 187,800 and 1,877,500 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $17.34 and $17.04, respectively. During the three-month periods ended September 30, 2006 and 2005, the Company recognized $4.8 million and $4.9 million, respectively, of compensation expense, net of tax, related to its stock option plans. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $15.0 million and $13.3 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was $4.1 million and $16.2 million, respectively.

          The following is a summary of stock options as of September 30, 2006, and related activity for the nine months ended September 30, 2006 for the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding — beginning of period	12,745,290	$75.35	6.0 years
Granted	187,800	67.18
Exercised	(266,789)	50.68
Cancelled	(641,420)	79.36

Outstanding — end of period	12,024,881	$75.56	5.2 years	$32,437

Options exercisable	9,569,846	$75.60	4.5 years	$32,298

Options available for grant*	13,058,111

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $33.3 million as of September 30, 2006, related to approximately 12.0 million options, that is expected to be recognized over a weighted-average period of 1.5 years.

          In the first nine months of 2006, the Company incurred no additional stock based compensation due to the adoption of FAS 123(r) related to the vesting in 2006 of options granted prior to January 1, 2003, as all options granted prior to that date had been fully vested by September 30, 2006.

          At the effective date of the initial public offering (“IPO”) of SCA, SCA awarded 647,963 stock options (the “IPO Awards”) to directors and employees at an exercise price of $20.50. Of the total stock options awarded, 200,000 were granted to directors, of which 50,000 relate to directors, who as officers of the Company, pledged such options to the Company. There were no other stock option awards made through September 30, 2006. The Awards vest as set forth in the applicable Award agreements and the requisite service period is equivalent to the vesting period. The IPO Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The IPO Awards awarded had a weighted average grant-date fair value of $6.06, a weighted average remaining contractual term of 7.65 years, and an aggregate intrinsic value of $2.2 million. None of these options were exercisable at September 30, 2006. During the three and nine months ended September 30, 2006, SCA recognized approximately $0.2 million of compensation expense, net of tax, related to its stock option awards. There were no stock options exercised or cancelled dur-

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)

ing the nine months ended September 30, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $3.6 million as of the end of September 30, 2006, related to 647,963 options, which is expected to be recognized over a weighted-average period of 2.4 years.

          For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, the Company accounted for stock option grants under the recognition and measurement principles of APB 25 and related interpretations and accordingly, recognized no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings per share for the three-month and nine-month periods ended September 30, 2005, if the Company had applied the fair value recognition to all of its stock-based employee compensation:

(U.S. dollars in thousands, except per share amounts)	(Unaudited) Three Months Ended September 30, 2005	(Unaudited) Nine Months Ended September 30, 2005

Net income (loss) available to ordinary shareholders — as reported	$(1,049,201)	$(470,361)
Add: Stock based employee compensation expense included in reported net income, net of related tax	5,659	15,390
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,689)	(20,007)

Pro forma net income (loss) available to ordinary shareholders	$(1,049,231)	$(474,978)

Earnings (loss) per ordinary share:
Basic — as reported	$(7.53)	$(3.39)
Basic — pro forma	$(7.53)	$(3.39)
Diluted — as reported	$(7.53)	$(3.39)
Diluted — pro forma	$(7.53)	$(3.39)

          Restricted stock awards issued under the 1991 Performance Incentive Program and under the SCA Plan vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          In first nine months of 2006 and 2005, the Company granted 786,862 and 901,050 shares, respectively, of its restricted common shares to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $66.48 and $75.38, respectively. During the three-month periods ended September 30, 2006 and 2005, $15.4 million and $7.5 million, respectively, was charged to compensation expense related to restricted stock awards. During the nine-month periods ended September 30, 2006 and 2005, $45.9 million and $28.0 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $102.9 million as of the end of September 30, 2006, related to approximately 1.9 million restricted stock awards, which is expected to be recognized over 2.6 years. Non-vested restricted stock awards as of September 30, 2006 and for the nine months then ended for the Company were as follows:

	Number of shares (thousands)	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2005	1,529	$62.43
Granted	787	$66.48
Vested	(405)	$74.97
Forfeited	(11)	$72.49

Unvested at September 30, 2006	1,900	$71.89

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

          At the effective date of the SCA IPO, SCA awarded 500,428 shares of restricted stock with a weighted average grant date fair value of $20.50. All awards were made to directors and employees. There were no other restricted stock awards made through September 30, 2006. The awards vest as set forth in the applicable award agreements. During the three and nine months ended September 30, 2006, SCA recognized approximately $0.5 million of compensation expense related to its restricted stock awards. There were no restricted stock vested or forfeited during the nine months ended September 30, 2006. Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $9.8 million as of September 30, 2006, related to 500,428 options, which is expected to be recognized over a weighted-average period of 4.3 years.

          FAS 123(r) requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company has adopted this policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. In the first nine months of 2006, the Company incurred $8.2 million of additional stock based compensation expense due to the adoption of FAS 123(r) related to this treatment of retirement eligible employees as compared to the previous attribution methodology.

3. Recent Accounting Pronouncements

          In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations. As at September 30, 2006 the Company has not elected to apply the fair value option for any hybrid financial instruments.

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

          In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for the Company in the first quarter of our fiscal year 2007. The Company is in the process of evaluating the impact of this EITF on disclosures relating to presentation of such taxes on the statement of operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Recent Accounting Pronouncements (continued)

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 must be applied beginning January 1, 2007. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

          In September 2006, the FASB issued proposed FSP FAS 123(R)-e, Amendment of FASB Staff Position FAS 123(R)-1, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement (due to a change in classification) of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments (for example, stock options) are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have a significant impact on the Company’s financial condition or results of operations.

          In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS 158 will be required to be adopted as of December 31, 2006. This guidance it is not expected to have a material impact on on the Company’s financial condition and results of operations.

          In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

          In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the impact of FAS 157; however, it is not expected to have a material impact on on the Company’s financial condition and results of operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Sale of Financial Guaranty Business

          On August 7, 2006, the Company completed the sale of approximately 37% of its financial guaranty reinsurance and insurance businesses (the “Transferred Business”) through an initial public offering (“IPO”) of 23.4 million common shares of SCA at $20.50 per share. SCA was incorporated in Bermuda in March 2006 for the sole purpose of becoming the parent company for the Transferred Business.

          As part of the overall structuring of the IPO, certain formation transactions occurred in order to move all units included in the IPO under SCA. Also in connection with the IPO, the Company has entered into reinsurance agreements with SCA to retain certain insurance risks along with the related liabilities. At their inception, these contracts had no effect on the Company’s income. In addition, the Company has entered into arrangements to provide adverse development protection to SCA related to certain limited risks where the Company would pay up to the limits of the underlying coverages. The Company has also entered into a number of agreements with SCA that govern certain aspects of the relationship, including service agreements under which the Company will provide certain services to SCA for a limited period of time. For further details on related party transactions with SCA, see SCA’s reports filed with the SEC.

          In addition, the Company has committed to provide a capital contribution to SCA currently estimated to be between $8.0 million and $12.0 million relating to certain unvested long-term compensation previously awarded by the Company to newly transferred SCA employees under its long-term compensation plans. The ultimate amount and timing of such contribution is expected to be finalized by the managements’ and boards of directors of SCA and the Company by the end of the current fiscal year.

          Subsequent to the completion of the IPO, the Company owns 63% of the outstanding common shares of SCA, although there are certain limitations on the Company’s voting rights. These limitations were put into place in response to increased rating agency desire for greater independence of XL Capital Assurance Inc. (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”), in order to address the differential between the triple-A ratings of these two companies and the remaining affiliated companies within the XL Capital Ltd group. The principal two limitations are as follows:

i.

Pursuant to SCA’s bye-laws, the votes conferred by the common shares owned by the Company may not exceed, with respect to any matter presented to SCA’s shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matters, except with respect to elections of all directors (including independent directors) where the votes conferred by the common shares owned by the Company may not exceed 50.1% of the aggregate voting power of all common shares entitled to vote. In this respect, it is relevant that for all matters, the aggregate voting power of any other individual shareholder is limited to a maximum of 9.5% of the aggregate voting power of all common shares entitled to vote. It is further relevant that none of these voting restrictions shall apply to up to three non-affiliated transferees of shares from the Company.

ii.

The Company has the right to appoint 4 out of the 9 directors of SCA, and pursuant to formation agreements is required to maintain a majority of directors on the board of SCA who are independent under applicable New York Stock Exchange Rules, and are neither a director nor an officer of any member of the XL Capital Ltd group.

          From an accounting perspective, these limitations did not result in a loss of control and as such, the Company continues to consolidate SCA based upon the aggregate impact of its retained controlling interest established through the Company’s economic interests and voting rights as well as through its level of participation in certain committees of the SCA board of directors, including its majority representation on SCA’s Finance and Risk Oversight Committee. The voting limitations noted above can be reduced or eliminated upon receipt by SCA of written confirmation from each nationally recognized rating agency, then providing a financial strength rating for SCA, that such financial strength rating is or will be determined without reference to the ratings of any member of the XL Capital Ltd group or

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Sale of Financial Guaranty Business (continued)

that the then financial strength rating issued by it will not at the time of such confirmation be adversely affected by the elimination or adjustment of such limitations. The 37% ownership interest in SCA held by the public and SCA management is recorded as a minority interest in the Company’s financial statements.

          Upon completion of the IPO, the Company received proceeds, net of offering costs, of approximately $104.7 million. The transaction resulted in a pre-tax reduction of shareholders’ equity of $33.7 million, representing the difference between the carrying value of 100% of SCA immediately prior to the IPO and the sum of the proceeds and the remaining carrying value of the Company’s ownership interest in SCA subsequent to the IPO; as well as, other costs and taxes incurred on the transaction. The portion of the reduction related to the primary offering of shares by SCA of $30.1 million was recorded as a direct reduction to shareholders’ equity, while the portion of the reduction related to the shares sold in the secondary offering of $3.6 million was included in realized gains (losses) in the accompanying statement of operations. In addition, the Company incurred income tax expenses of $6.0 million principally related to the transfer of XLCA to XL Insurance (Bermuda) Ltd, prior to the contribution of XLCA to SCA.

          The Company has also realized portions of SCA’s accumulated other comprehensive loss as a result of the primary and secondary offerings of $11.0 million and $3.2 million, respectively. These amounts have no impact on total net shareholders equity and have been recorded in a manner consistent with the losses above.

          The combined impact of the sale on net income was a pre and post-tax loss of $6.8 million and $12.8 million, respectively.

5. Segment Information

          Following the IPO of SCA and changes in certain executive management responsibilities in 2006, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes. All periods presented reflect these changes. The Company is now organized into five operating segments: Insurance, Reinsurance, Life Operations, SCA, and Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company.

          The Financial Lines segment was formed following the IPO of SCA. Following the IPO, the Financial Products and Services segment has been divided into Financial Lines and SCA. The Financial Lines segment includes (i) structured indemnity and structured credit products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) guaranteed investment contracts and funding agreements, (iii) political risk insurance, (iv) weather and energy management products, (v) the earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and (vi) legacy financial guaranty business and other transactions not transferred to SCA. The SCA segment includes the triple-A rated financial guaranty insurance and reinsurance business.

          The Company evaluates the performance of each segment based on underwriting results for general operations, and contribution from both life and financial operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations and contribution from financial operations, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Three months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

General Operations:
Gross premium written	$1,290,796	$758,060				$2,048,856
Net premium written	787,921	492,689				1,280,610
Net premium earned	1,015,048	684,149				1,699,197
Fee income and other	2,799	(199)				2,600
Net losses and loss expenses	639,160	387,885				1,027,045
Acquistion costs	116,152	130,428				246,580
Operating expenses (1)	153,282	48,380				201,662
Exchange losses (gains)	23,666	(2,382)				21,284

Underwriting profit	$85,587	$119,639				$205,226
Life Operations:
Gross premium written			$107,413			$107,413
Net premium written			97,604			97,604
Net premium earned			97,818			97,818
Fee income and other			66			66
Claims and policy benefits			156,028			156,028
Acquisiton costs			6,066			6,066
Operating expenses (1)			7,945			7,945
Exchange losses			595			595
Net investment income			87,993			87,993

Contribution from life operations			$15,243			$15,243
Financial Operations:
Gross premium written				$5,944	$85,570	$91,514
Net premium written				(3,176)	100,478	97,302
Net premium earned				12,594	45,455	58,049
Fee income and other				769	59	828
Net losses and loss expenses				8,128	4,994	13,122
Acquistion costs				2,407	5,824	8,231
Operating expenses (1)				1,101	20,780	21,881
Exchange (gains) losses				(17)	81	64

Underwriting profit				$1,744	$13,835	$15,579
Net investment income — financial guaranty				2,264	21,835	24,099
Net investment income — structured products				123,332	—	123,332
Interest expense — structured products				99,934	—	99,934
Operating expenses — structured products (1)				9,734	—	9,734
Net income from financial and investment affiliates				3,900	—	3,900
Minority interest				—	1,139	1,139
Net realized and unrealized gains (losses) from derivatives				6,215	(3,216)	2,999

Contribution from financial operations				$27,787	$31,315	$59,102

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Three months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

Corporate and other:
Net investment income — general operations						$282,857
Net realized and unrealized (losses) on investments and derivative instruments (2)					$(156)	(55,044)
Net income from investment and other operating affiliates						55,434
Amortization of intangible benefits						420
Corporate operating expenses						35,203
Interest expense (3)						50,454
Minority interest					7,830	7,216
Income tax charge					2,747	43,655

Net income					$20,582	$425,870

General Operations:
Loss and Loss expense Ratio (4)	63.0%	56.7%				60.4%
Underwriting Expense Ratio (4)	26.5%	26.2%				26.4%

Combined Ratio(4)	89.5%	82.9%				86.8%

(1)	Operating expenses exclude corporate operating expenses, shown separately;

(2)

This includes net realized losses on investments of $52.7 million, net realized and unrealized losses on investment derivates of $2.4 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss);

(3)	Interest expense excludes interest expense related to life operations, shown separately;

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Three months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

General Operations:
Gross premium written	$1,329,271	$855,300				$2,184,571
Net premium written	834,650	576,832				1,411,482
Net premium earned	933,026	722,303				1,655,329
Fee income and other	310	140				450
Net losses and loss expenses	1,314,386	1,245,282				2,559,668
Acquistion costs	119,133	161,399				280,532
Operating expenses (1)	133,598	41,564				175,162
Exchange (gains) losses	(8,130)	12,437				4,307

Underwriting (loss)	$(625,651)	$(738,239)				$(1,363,890)
Life Operations:
Gross premium written			$96,870			$96,870
Net premium written			87,762			87,762
Net premium earned			87,964			87,964
Fee income and other			74			74
Claims and policy benefits			142,957			142,957
Acquisiton costs			9,063			9,063
Operating expenses (1)			4,079			4,079
Exchange losses			252			252
Net investment income			79,481			79,481

Contribution from life operations			$11,168			$11,168
Financial Operations:
Gross premium written				$23,328	$76,109	$99,437
Net premium written				23,471	72,086	95,557
Net premium earned				16,759	40,002	56,761
Fee income and other				1,097	—	1,097
Net losses and loss expenses				31,445	(144)	31,301
Acquistion costs				2,324	4,099	6,423
Operating expenses (1)				217	17,662	17,879
Exchange losses				221	379	600

Underwriting (loss) profit				$(16,351)	$18,006	$1,655
Net investment income — financial guaranty				2,868	13,508	16,376
Net investment income — structured products				86,780	—	86,780
Interest expense — structured products				45,799	—	45,799
Operating expenses — structured products (1)				8,780	—	8,780
Net income from financial and investment affiliates				1,027	—	1,027
Minority interest				—	2,411	2,411
Net realized and unrealized gains (losses) from derivatives				4,290	(1,831)	2,459

Contribution from financial operations				$24,035	$27,272	$51,307

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Three months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

Corporate and other:
Net investment income — general operations						$184,055
Net realized and unrealized (losses) gains on investments and derivative instruments (2)					$(769)	68,746
Net income from investment and other operating affiliates						65,187
Amortization of intangible benefits						2,668
Corporate operating expenses						56,415
Interest expense (3)						43,949
Income tax (benefit)					(194)	(47,338)

Net income (loss)					$26,697	$(1,039,121)
General Operations
Loss and Loss expense Ratio (4)	140.9%	172.4%				154.6%
Underwriting Expense Ratio (4)	27.1%	28.1%				27.6%

Combined Ratio (4)	168.0%	200.5%				182.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately;

(2)

This includes net realized gains on investments of $53.2 million, and net realized and unrealized gains on investment derivates of $15.5 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss);

(3)	Interest expense excludes interest expense related to life operations, shown separately;

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Nine months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

General Operations:
Gross premium written	$4,221,703	$2,822,968				$7,044,671
Net premium written	3,048,351	2,221,352				5,269,703
Net premium earned	3,075,480	1,991,147				5,066,627
Fee income and other	17,293	618				17,911
Net losses and loss expenses	1,998,395	1,147,586				3,145,981
Acquistion costs	357,401	412,952				770,353
Operating expenses (1)	448,964	133,033				581,997
Exchange losses (gains)	100,701	(20,051)				80,650

Underwriting profit	$187,312	$318,245				$505,557
Life Operations:
Gross premium written			$396,229			$396,229
Net premium written			367,750			367,750
Net premium earned			368,377			368,377
Fee income and other			260			260
Claims and policy benefits			531,361			531,361
Acquisiton costs			27,620			27,620
Operating expenses (1)			19,869			19,869
Exchange losses (gains)			(5,643)			(5,643)
Net investment income			251,987			251,987

Contribution from life operations			$47,417			$47,417
Financial Operations:
Gross premium written				$73,270	$272,307	$345,577
Net premium written				60,081	281,747	341,828
Net premium earned				74,719	148,480	223,199
Fee income and other				2,607	2,308	4,915
Net losses and loss expenses				99,469	11,402	110,871
Acquistion costs				9,824	15,679	25,503
Operating expenses (1)				1,725	58,838	60,563
Exchange (gains) losses				201	177	378

Underwriting (loss) profit				$(33,893)	$64,692	$30,799
Net investment income — financial guaranty				5,849	53,650	59,499
Net investment income — structured products				337,494	—	337,494
Interest expense — structured products				257,974	—	257,974
Operating expenses — structured products (1)				31,363	—	31,363
Net income from financial and investment affiliates				22,604	—	22,604
Minority interest				—	3,397	3,397
Net realized and unrealized gains (losses) from derivatives				32,216	(6,402)	25,814

Contribution from financial operations				$74,933	$108,543	$183,476

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Nine months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

Corporate and other:
Net investment income — general operations						$806,665
Net realized and unrealized (losses) gains on investments and derivative instruments (2)					$(16,556)	(609)
Net income from investment and other operating affiliates						203,568
Amortization of intangible benefits						1,935
Corporate operating expenses						123,658
Interest expense (3)						154,915
Minority interest					7,830	7,216
Income tax charge					2,559	176,728

Net income					$81,598	$1,281,622

General Operations:
Loss and Loss expense Ratio (4)	65.0%	57.6%				62.1%
Underwriting Expense Ratio (4)	26.2%	27.5%				26.7%

Combined Ratio	91.2%	85.1%				88.8%

(1)	Operating expenses exclude corporate operating expenses, shown separately;

(2)

This includes net realized losses on investments of $53.5 million, and net realized and unrealized gains on investment derivates of $52.9 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss);

(3)	Interest expense excludes interest expense related to life operations, shown separately;

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Nine months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

General Operations:
Gross premium written	$4,421,435	$3,055,752				$7,477,187
Net premium written	3,227,012	2,492,194				5,719,206
Net premium earned	3,069,904	2,079,255				5,149,159
Fee income and other	1,321	(306)				1,015
Net losses and loss expenses	2,716,275	2,223,786				4,940,061
Acquistion costs	376,908	452,638				829,546
Operating expenses (1)	399,727	121,123				520,850
Exchange (gains) losses	(27,919)	30,718				2,799

Underwriting (loss)	$(393,766)	$(749,316)				$(1,143,082)
Life Operations:
Gross premium written			$2,130,627			$2,130,627
Net premium written			2,102,026			2,102,026
Net premium earned			2,102,650			2,102,650
Fee income and other			253			253
Claims and policy benefits			2,289,248			2,289,248
Acquisiton costs			50,472			50,472
Operating expenses (1)			13,330			13,330
Exchange losses			925			925
Net investment income			211,347			211,347

Contribution from life operations			$(39,725)			$(39,725)
Financial Operations:
Gross premium written				$55,634	$207,200	$262,834
Net premium written				55,375	193,197	248,572
Net premium earned				49,863	110,585	160,448
Fee income and other				13,692	773	14,465
Net losses and loss expenses				30,358	25,318	55,676
Acquistion costs				9,103	12,279	21,382
Operating expenses (1)				2,065	50,708	52,773
Exchange losses				42	1,622	1,664

Underwriting profit				$21,987	$21,431	$43,418
Net investment income — financial guaranty				8,336	37,544	45,880
Net investment income — structured products				219,359	—	219,359
Interest expense — structured products				142,343	—	142,343
Operating expenses — structured products (1)				31,977	—	31,977
Net income from financial and investment affiliates				218	—	218
Minority interest				—	6,986	6,986
Net realized and unrealized gains (losses) from derivatives				39,822	(3,798)	36,024

Contribution from financial operations				$115,402	$48,191	$163,593

See footnotes on following page.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Nine months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

Corporate and other:
Net investment income — general operations						$565,712
Net realized and unrealized (losses) gains on investments and derivative instruments (2)					$(2,140)	183,144
Net income from investment and other operating affiliates						158,780
Amortization of intangible benefits						8,504
Corporate operating expenses						139,491
Interest expense (3)						133,457
Minority interest						(221)
Income tax charge					(1,062)	47,312

Net income (loss)					$47,113	$(440,121)

General Operations:
Loss and Loss expense Ratio (4)	88.5%	107.0%				95.9%
Underwriting Expense Ratio (4)	25.3%	27.6%				26.3%

Combined Ratio (4)	113.8%	134.6%				122.2%

(1)	Operating expenses exclude corporate operating expenses, shown separately;

(2)

This includes net realized gains on investments of $203.9 million, and net realized and unrealized losses on investment derivates of $20.8 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss);

(3)	Interest expense excludes interest expense related to life operations, shown separately;

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total

General Operations:
Professional liability	$364,035	$87,213	$451,248
Casualty	256,254	183,901	440,155
Property catastrophe	18,483	63,736	82,219
Other property	170,195	213,863	384,058
Marine, energy, aviation and satellite	153,101	40,407	193,508
Other (1)	52,980	95,029	148,009

Total general operations	$1,015,048	$684,149	$1,699,197
Life operations	—	97,818	97,818
Financial lines	—	—	12,594
SCA	—	—	45,455

Total	$1,015,048	$781,967	$1,855,064

(1)	Other, includes bonding, warranty, accident and health and other lines of business.

Three months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total

General Operations:
Professional liability	$365,866	$95,277	$461,143
Casualty	265,282	208,319	473,601
Property catastrophe	3,297	89,056	92,353
Other property	103,973	186,661	290,634
Marine, energy, aviation and satellite	153,951	58,644	212,595
Other (1)	40,657	84,346	125,003

Total general operations	$933,026	$722,303	$1,655,329
Life operations	—	87,964	87,964
Financial lines	—	—	16,759
SCA	—	—	40,002

Total	$933,026	$810,267	$1,800,054

(1)	Other, includes bonding, warranty, accident and health and other lines of business.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment Information (continued)

Nine months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total

General Operations:
Professional liability	$1,166,613	$265,669	$1,432,282
Casualty	740,256	561,447	1,301,703
Property catastrophe	66,694	186,538	253,232
Other property	506,250	566,018	1,072,268
Marine, energy, aviation and satellite	456,138	114,438	570,576
Other (1)	139,529	297,037	436,566

Total general operations	$3,075,480	$1,991,147	$5,066,627
Life operations	—	368,377	368,377
Financial lines	—	—	74,719
SCA	—	—	148,480

Total	$3,075,480	$2,359,524	$5,658,203

(1)	Other, includes bonding, warranty, accident and health and other lines of business.

Nine months ended September 30, 2005:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total

General Operations:
Professional liability	$1,079,877	$276,625	$1,356,502
Casualty	826,748	660,707	1,487,455
Property catastrophe	46,477	225,292	271,769
Other property	414,889	519,359	934,248
Marine, energy, aviation and satellite	545,563	143,916	689,479
Other (1)	156,350	253,356	409,706

Total general operations	$3,069,904	$2,079,255	$5,149,159
Life operations	—	2,102,650	2,102,650
Financial lines	—	—	49,863
SCA	—	—	110,585

Total	$3,069,904	$4,181,905	$7,412,257

(1)	Other, includes bonding, warranty, accident and health and other lines of business.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Derivative Instruments

          The Company enters into investment, structured financial and weather and energy derivative instruments for both risk management and trading purposes. The Company also enters into credit derivatives in connection with its operations within the Financial Lines and SCA segments. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. All these derivative instruments are carried at fair value.

          The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three and nine months ended September 30, 2006 and 2005:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	2006	2005

Credit derivatives	$1,832	$(2,223)	$3,214	$4,015
Weather and energy risk management derivatives	2,394	4,931	25,320	15,097
Other non-investment derivatives	(1,227)	(249)	(2,720)	16,912

Net results from derivatives financial operations	$2,999	$2,459	$25,814	$36,024
Investment derivatives	(2,388)	15,523	52,886	(20,805)

Net realized and unrealized gains on derivative instruments	$611	$17,982	$78,700	$15,219

          The Company records premiums received from sales of investment grade credit derivatives in gross premiums written and establishes loss reserves for this derivative business. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts. Net realized and unrealized gains and losses on derivative instruments are computed as the difference between fair value and the net of unpaid losses and loss expenses and unpaid losses and loss expenses recoverable. Changes in unrealized gains and losses on derivative instruments are reflected in the consolidated statements of income. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the Company’s consolidated balance sheet. Net realized and unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors.

          The following table summarizes insurance activities related to credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	2006	2005

Statement of Income:
Net earned premiums	$6,106	$6,708	$17,855	$21,154
Net losses and loss expenses	$7,598	$(507)	$8,213	$(8,536)
Net realized and unrealized gains (losses) on credit derivatives	$1,832	$(2,223)	$3,214	$4,015

(U.S. dollars in thousands)	(Unaudited) As at September 30, 2006	As at December 31, 2005

Balance Sheet:
Unpaid losses and loss expenses recoverable	$1,007	$471
Other assets	$12,501	$15,768
Unpaid losses and loss expenses	$23,492	$27,562
Other liabilities	$15,073	$20,142

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Notes Payable and Debt and Financing Arrangements

          SCA closed a new $500 million syndicated credit facility on August 1, 2006. The new facility has a tenor of 5-years and is only available for Security Capital Assurance Ltd and its subsidiaries. $250 million is available in the form of revolving credit and the remaining $250 million is available for letters of credit. At September 30, 2006, the revolving credit portion of the facility was undrawn while letters of credit amounting to $133 million were in issue.

          The Company closed a new $500 million syndicated credit facility on May 9, 2006, which has a tenor of 364-days and is available for letters of credit only.

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

          At September 30, 2006, the Company’s net outstanding par exposure under its in-force financial guaranty insurance and reinsurance policies and contracts aggregated to $92.2 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $167.2 million at such date. In addition, at September 30, 2006, the Company’s notional exposure under credit default swaps aggregated to $21.1 billion and the net liability for these credit default swaps reflected in the Company’s balance sheet at September 30, 2006 was $25.2 million.

9. XL Capital Finance (Europe) plc

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

	2006	2005	2006	2005

Basic earnings per ordinary share:
Net income (loss)	$425,870	$(1,039,121)	$1,281,622	$(440,121)
Less: preference share dividends	(10,081)	(10,080)	(30,241)	(30,240)

Net income available to ordinary shareholders	$415,789	$(1,049,201)	$1,251,381	$(470,361)

Weighted average ordinary shares outstanding	178,818	139,266	178,662	138,823
Basic earnings (loss) per ordinary share	$2.33	$(7.53)	$7.00	$(3.39)

Diluted earnings per ordinary share:
Net income (loss)	$425,870	$(1,039,121)	$1,281,622	$(440,121)
Less: preference share dividends	(10,081)	(10,080)	(30,241)	(30,240)

Net income available to ordinary shareholders	$415,789	$(1,049,201)	$1,251,381	$(470,361)

Weighted average ordinary shares outstanding — basic	178,818	139,266	178,662	138,823
Average stock options outstanding (1)	621	—	636	—

Weighted average ordinary shares outstanding — diluted	179,439	139,266	179,298	138,823

Diluted earnings (loss) per ordinary share	$2.32	$(7.53)	$6.98	$(3.39)

Dividends per ordinary share	$0.38	$0.50	$1.14	$1.50

(1)	Net of shares repurchased under the treasury stock method.

11. Minority interest in equity of consolidated subsidiaries

          Minority interest in equity of consolidated subsidiaries includes common shares in SCA and preferred stock issued by XLFA. The balance is summarized as follows:

	September 30, 2006	December 31, 2005

Minority interest in common shares of SCA	$495,311	$—
Minority interest in preferred shares of XLFA (1)	54,016	50,518

Total	$549,327	$50,518

(1)

In April 2006, the Company completed a restructuring of the terms of the redeemable preferred shares as defined in its Bye-laws. The restructuring effectively eliminated the participating dividend, which was based on a financial guaranty industry average dividend rate, and increased the fixed dividend rate from 5% to 8.25%.

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

          During the third quarter of 2006, the Company’s internal controls identified several immaterial items relating to prior periods which have been adjusted in the current quarter. Further discussion is provided in the relevant sections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

Results of Operations

          The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the three months ended September 30, 2006 and 2005:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars and shares in thousands, except per share amounts)	2006	2005

Net income (loss) available to ordinary shareholders	$415,789	$(1,049,201)

Earnings (loss) per ordinary share — basic	$2.33	$(7.53)
Earnings (loss) per ordinary share — diluted	$2.32	$(7.53)

Weighted average number of ordinary shares and ordinary share equivalents — basic	178,818	139,266
Weighted average number of ordinary shares and ordinary sharee equivalents — diluted	179,439	139,266

          The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the nine months ended September 30, 2006 and 2005.

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars and shares in thousands, except per share amounts)	2006	2005

Net income (loss) available to ordinary shareholders	$1,251,381	$(470,361)

Earnings (loss) per ordinary share — basic	$7.00	$(3.39)
Earnings (loss) per ordinary share — diluted	$6.98	$(3.39)
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,662	138,823
Weighted average number of ordinary shares and ordinary share equivalents — diluted	179,298	138,823

          The Company’s net income and other financial measures as shown below for the three and nine months ended September 30, 2006 have been affected, among other things, by the following significant items:

1) Limited catastrophic event activity during the first nine months of 2006 as compared to 2005

          The Atlantic hurricane season of June through November has traditionally represented the most significant catastrophe exposure period for the Company. While catastrophe exposure exists throughout the year, the absence of significant catastrophic activity in 2006 through the date of this report has been a significant driver of profitability for the first nine months of 2006 in comparison to the same period in 2005.

          During the third quarter 2005, there was an unprecedented quantum of natural catastrophes. Collectively, Hurricanes Katrina, Rita and certain other third quarter 2005 natural catastrophes had a substantial impact on the Company’s results of operations and financial condition. This impact should be considered when reviewing comparative results.

          The following is an analysis of the financial impact on the Company’s results of operations for the three and nine months ended September 30, 2005, from natural catastrophes:

	(Unaudited) Three and Nine Months Ended September 30, 2005

(U.S. dollars in millions, except ratios)	Insurance	Reinsurance	Financial Lines	Total

Operating Data:
Net reinstatement premiums earned
Hurricane Katrina	$(70.3)	$11.5	$—	$(58.8)
Hurricane Rita	(11.1)	3.9	—	(7.2)
Other Third Quarter 2005 Natural Catastrophes *	—	3.4	—	3.4

Total net premiums earned	$(81.4)	$18.8	$—	$(62.6)

Gross losses and loss expenses:
Hurricane Katrina	$1,096.0	$1,080.0	$21.4	$2,197.4
Hurricane Rita	285.1	198.5	—	483.6
Other Third Quarter 2005 Natural Catastrophes *	40.2	51.2	—	91.4

Total gross losses and loss expenses	$1,421.3	$1,329.7	$21.4	$2,772.4

Losses and loss expenses recoverable:
Hurricane Katrina	$598.9	$439.7	$—	$1,038.6
Hurricane Rita	151.1	68.9	—	220.0
Other Third Quarter 2005 Natural Catastrophes *	1.7	—	—	1.7

Total losses and loss expenses recoverable	$751.7	$508.6	$—	$1,260.3

Underwriting loss	$751.0	$802.3	$21.4	$1,574.7
Income tax benefit				$100.3

Net loss				$1,474.4

Loss ratio impact for the three months ended September 30, 2005				92.4%

Combined ratio impact for the three months ended September 30, 2005				93.5%

Loss ratio impact for the nine months ended September 30, 2005				29.7%

Combined ratio impact for the nine months ended September 30, 2005				30.0%

*	Other Third Quarter 2005 Natural Catastrophes includes European and Mumbai floods, Hurricanes Dennis, Emily and Ophelia and Typhoon Mawar.

2) Continuing competitive underwriting environment

Insurance

          In our global risk business, property premiums written for the quarter reflect the impact of increasing U.S. pricing since Europe is dominated by January 1 renewals. The shortage of U.S. catastrophe capacity and resultant price movement has allowed growth in premiums in the quarter while aggressively reducing catastrophe exposures. The Company’s property catastrophe treaties renewed on July 1, with a material increase in reinsurance costs, driven not only by rate movements but an increase in limits purchased, although management expects less limits will be needed next year as certain U.S. catastrophe programs run off. Property results for the quarter and year to date have also reflected exceptionally low recent loss activity. In casualty lines, the Company is continuing to see pricing pressures, particularly in Europe and U.S. primary business. Management continues to monitor these lines closely for price and term movements.

          In insurance other lines, the Company has seen pricing in U.S. professional lines remain adequate across Directors’ and Officers’ (“D&O”), Design Professional and Select Professional lines of business. The Company’s recent entry into the private D&O market has shown significant growth. The Company views this market as an important future growth opportunity. While D&O pricing has been more aggressive in Europe, there have been reducing claim trends. In the environmental line, underwriting actions implemented in recent years are generating growth in new business production, while in marine and offshore energy lines of business, despite risk management initiatives which have reduced our catastrophe exposures significantly, we have benefited from overall market price increases.

Reinsurance

          In the Reinsurance operations, there are pricing trends similar to those noted in Insurance above. In the property catastrophe business, management sees no reason that pricing will weaken following a benign catastrophe season and would expect to see a continuation of last July’s momentum right through the January 2007 U.S. renewals and, at the same time, see incremental price improvement in Continental Europe. In casualty reinsurance lines, pricing pressure has been noted similar to those described in Insurance above.

3) Growing asset base and positive contribution from investment affiliates

          Net investment income was $1,455.6 million for the nine months ended September 30, 2006 compared to $1,042.3 million for the same period in 2005. This increase resulted from a larger investment base combined with higher investment yields primarily due to increases in U.S. interest rates. The increase in the size of the investment portfolio resulted from the Company’s issuance of ordinary shares and equity units raised in the fourth quarter of 2005, growth in structured and spread balances and positive cash flows from operations.

          Net income from investment affiliates was $174.6 million for the nine months ended September 30, 2006, compared to $116.5 million for the same period in 2005. These results reflect strong returns from the Company’s alternative fund investments during the first nine months of 2006, as well as strong results from certain private equity fund investments.

Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars and shares in thousands, except ratios and per share amounts)	2006	2005

Underwriting profit (loss) — general operations	$205,226	$(1,363,890)
Combined ratio — general operations	86.8%	182.2%
Investment income — general operations	$282,857	$184,055

	(Unaudited) Nine Months Ended September 30,

	2006	2005

Underwriting profit (loss) — general operations	$505,557	$(1,143,082)
Combined ratio — general operations	88.8%	122.2%
Investment income — general operations	$806,665	$565,712
Annualized return on average ordinary shareholders’ equity	19.5%	NM

	(Unaudited) September 30, 2006	December 31, 2005

Book value per ordinary share	$49.90	$44.31

Underwriting profit — general operations

          One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and nine month periods ended September 30, 2006 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

          The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. Decreases in the Company’s combined ratio for the three and nine months ended September 30, 2006, compared to the same periods in the previous year, were primarily a result of a lower loss and loss expense ratio partially offset by an increasing underwriting expense ratio. The decrease in the loss and loss expense ratio was primarily due to the absense of significant natural catastrophic activity during the third quarter of 2006 compared to the same period in 2005, combined with the absence of the U.S. casualty reinsurance charge which took place in the second quarter of 2005, partially offset by continued pricing pressures across longer-tail lines of business. The increased underwriting expense ratio has been driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium writings, and partially offset by decreased net acquisition costs due in part to ceding commissions earned on catastrophic retrocessions.

Net investment income — general operations

          Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also overall market interest rates. The average size of the investment portfolio outstanding during the three and nine months ended September 30, 2006 increased as compared to the same periods in 2005 due to the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and its positive operating cash flow. Total investments as at September 30, 2006 were $41.3 billion as compared to $34.9 billion as at September 30, 2005. Interest rates in the U.S., U.K., and the Euro Zone have risen since the third quarter of 2005, which also contributed to the increase in investment income.

Book value per ordinary share

          Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss) and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $5.59 in the first nine months of 2006 as compared to a decrease of $5.57 in the first nine months of 2005. The factors noted above have created $1.2 billion in net income for the nine months ended September 30, 2006, which increased book value. However, the net unrealized gains associated with the Company’s investment portfolio have decreased by $114.9 million net of tax for the first nine months of 2006. This represents decreases of $756.5 million, net of tax in the first six months of 2006, partially offset by an increase of $641.6 million, net of tax in the third quarter of 2006. These movements were primarily driven by movements in interest rates in the U.S., U.K., and the Euro zone. Book value per share as at September 30, 2006, compared with that as at September 30, 2005, was due to the above factors and offset partially by the increased average number of shares outstanding following the Company’s issuance of common shares in the fourth quarter of 2005.

Other Key Focuses of Management

          See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10 K/A for the year ended December 31, 2005. That discussion is updated with the disclosures set forth below.

Initial Public Offering of Financial Guaranty Business

          On August 7, 2006, the Company completed the sale of 37% of its financial guaranty reinsurance and insurance businesses (the“Transferred Business”) through the IPO of 23.4 million common shares of SCA at $20.50 per share. SCA was formed in Bermuda during March 2006 for the sole purpose of being the holding company for the Transferred Business.

          As part of the overall structuring of the IPO, certain formation transactions occurred in order to move all units included in the IPO under SCA. In addition, in connection with the IPO, the Company has entered into reinsurance agreements with SCA to retain certain insurance risks along with the related liabilities. At their inception, these contracts had no effect on the Company’s income. In addition, the Company has entered into arrangements to provide adverse development protection to SCA related to certain limited risks where the Company would pay up to the limits of the underlying coverages. The Company has also entered into a number of agreements with SCA that govern certain aspects of the relationship after the IPO, including service agreements under which the Company will provide certain services to SCA for a limited period of time.

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

          To address these needs, management entered into certain catastrophe risk reduction measures and strategic initiatives intended to reduce volatility while, at the same time, improving the quality of the Company’s risk adjusted returns. These measures include the Company’s cessions to Cyrus Reinsurance Limited (“Cyrus Re”) and reducing the Company’s catastrophe exposures in the Company’s Global Risk Property Insurance book, the International Catastrophe Insurance Managers, LLC portfolio, the Reinsurance Property Risk book and the Company’s Offshore Marine & Energy books in both the Insurance and Reinsurance segments.

Management Changes

          During the first nine months of 2006, there have been a number of changes in segment and management structure.

          A new Office of the Chief Executive Officer (“OCEO”) has been formed effective July 1, 2006. It is comprised of five senior executive functions including the Company’s Chief Financial Officer, Chief Investment Officer, Chief Executive - Global Business Services and two newly-created roles, Chief Operating Officer and Chief of Staff. This new structure is designed to provide a focused, enterprise-wide framework to allow the Company’s business leaders to leverage strategic opportunities and execute on business priorities.

          Henry C.V. Keeling, formerly Global Head of Business Services and Chief Executive of Reinsurance Life Operations, has been appointed Chief Operating Officer. Mr. Keeling assumes broad strategic responsibility for the Company’s underwriting risk assumption businesses, including insurance, general reinsurance, life reinsurance and financial products. Clive Tobin, Chief Executive Officer Insurance, and Jamie Veghte, Chief Executive Officer Reinsurance Operations, continue in those roles, as members of the Company’s Executive Management Board and as the key leaders of the Company’s property and casualty segments, reporting to Mr. Keeling.

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

          Michael C. Lobdell, a former Managing Director of New York-based JPMorganChase, joined the Company in September to serve as Chief Executive - Global Business Services. Mr. Lobdell is responsible for overall execution and service delivery across the entire Company and will oversee infrastructure and project management, including IT systems and technology, procurement, real estate, facilities, outsourcing and offshoring.

          Additionally, during 2006 the Company announced the promotions of Sarah E. Street to the position of Chief Investment Officer, Kirstin Romann Gould to the newly-formed position of General Counsel of Corporate Affairs and Celia R. Brown to the position of Head of Global Human Resources.

          At the segment executive management level, the Company also announced the appointment of Jamie Veghte to the position of Chief Executive of Reinsurance Operations, Robert Douglas to the position of Chief Executive of Life Operations and Daniel Sussman, to the position of Chief Executive of Financial Lines Operations. Messrs. Douglas, Veghte and Sussman report to the Company’s Chief Operating Officer, Henry C.V. Keeling.

          Following the SCA IPO and the changes in executive management responsibilities noted above, the Company is now organized into 5 operating segments: Insurance, Reinsurance, Life Operations, SCA, and Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company.

Winterthur International

          Under the terms of the Sale and Purchase Agreement (the “SPA”), as amended, between XL Insurance (Bermuda) Ltd (“XLI”) and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection determined as of September 30, 2004 with respect to, among other things, adverse development of reserves and premium on certain Winterthur International Insurance business. This protection was based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experi-

ence, collectible reinsurance and certain other factors set forth in the SPA. The SPA included a process for determining the amount due from WSIC by an independent actuarial process whereby the Independent Actuary developed a value of the seasoned net reserves. The actual final seasoned net reserves amount was the submission that was closest to the number developed by the Independent Actuary.

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

          Under the terms of the SPA, WSIC provided the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”), which were approximately $1.6 billion, in the aggregate, as of September 30, 2006. Such protections were in the form of Sellers Retrocession Agreements and a Liquidity Facility.

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

Foreign Exchange Exposure

          In the normal course of business, the Company is exposed to foreign exchange fluctuations on various items on its financial statements, in particular investments and unpaid losses and loss expenses. This exposure also exists on certain inter-company balances, which are eliminated for consolidation purposes. The Company attempts to manage this economic exposure through matching foreign currency denominated liabilities with foreign currency denominated assets. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity. This results in an accounting mismatch, that will result in foreign exchange gains or loss depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during the second quarter of 2006. Management will continue to focus on attempting to limit this type of exposure in the future.

Integrated European Reinsurance Platform

          On October 18, 2006, the Company received approval for a new fully licensed European reinsurance company, XL Re Europe Ltd, based in Dublin, Ireland. XL Re Europe Ltd will be the headquarters of the Company’s European reinsurance platform with branch offices in France, U.K., Spain, and Germany. Accordingly, XL Re Europe Ltd has formed two new branches in the U.K. and France to facilitate the assumption of business previously underwritten by the U.K. branch of XL Re Ltd and XL Re Europe S.A. The non-life business of the U.K. branch of XL Re Ltd will be transferred into XL Re Europe Ltd on January 1, 2007 under Part VII of the Financial Services & Markets Act 2000. The business of XL Re Europe S.A. has been transferred to XL Re Europe Ltd under the “Transmission Universelle Du Patrimoine” (TUP) process.

Critical Accounting Policies and Estimates

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005. That discussion is updated for disclosures set forth below.

Unpaid Losses and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

          As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves or unpaid losses and loss expenses are established due to the significant periods of time that may lapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

          a) Case reserves — reserves for reported losses and loss expenses that have not yet been settled; and

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

          With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2005, the Company did not have any significant back-log related to our processing of assumed reinsurance information.

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

          With respect to the Company’s financial lines operations, financial guaranty claims incurred on policies written on an insurance basis are established consistent with the Company’s insurance operations and financial guaranty claims incurred on policies written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

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

          The pattern of loss emergence is determined using actuarial analysis, including judgment, and is based on the historical patterns of the recording of paid and reported losses by the Company, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For Property, Marine and Aviation insurance, losses are general reported within 2 to 3 years from the beginning of the accident year. For Casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For Other insurance, loss emergence patterns fall between the Property and Casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes by at least one quarter due to the need for loss information to flow from the ceding companies to the Company generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing the Company’s reserves.

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

          The Company’s net unpaid loss and loss expense general and financial reserves broken down by operating segment and line of business at December 31, 2005 were as follows:

(U.S. dollars in millions)	December 31, 2005

Insurance	$9,860
Reinsurance	7,212
Financial lines and SCA	283

Net unpaid loss and loss expense reserves	$17,355

	Net Unpaid Losses and Loss Expenses as at December 31, 2005

(U.S. dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty	$3,629	$4,022	$7,651
Property Catastrophe	427	631	1,058
Other Property	563	287	850
Marine & Aviation	167	134	301

Total	$4,786	$5,074	$9,860

Reinsurance
Casualty	$1,780	$2,452	$4,232
Property Catastrophe	577	120	697
Other Property	313	510	823
Marine & Aviation	558	109	667
Other	317	476	793

Total	$3,545	$3,667	$7,212

Financial Lines and SCA	$83	$200	$283

Total	$8,414	$8,941	$17,355

          While the proportion of unpaid loss and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerating business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns.

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

          The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2005:

(U.S. dollars in millions)	Recorded	High	Low

Casualty Insurance	$7,388	$8,059	$6,739
Casualty Reinsurance	4,141	4,705	3,606
Property Catastrophe	914	1,080	758
Other Property	1,724	1,947	1,513
Marine and Aviation Reinsurance and Insurance	1,628	1,852	1,416
Other (1)	1,043	1,141	950

Total	$16,838
Financial Lines and SCA	283
Provision for potential non recoveries	234

Total	$17,355

(1)	Other consists of several products, including accident and health, political risk, surety and bonding.

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

          As shown in the table above and as previously noted, the Company developed a methodology for calculating reserve ranges around its single point reserve estimates for all its lines of business. Similar to Value At Risk (“VAR”) models commonly used to evaluate risk, the Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

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

          The Company is not aware of any generally accepted model to perform the reserve range analysis described above, however, and other models may be employed to develop these ranges.

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

          Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2005, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

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

          While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property reinsurance. First, for large natural catastrophe events such as Hurricane Katrina, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, the Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in its estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

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

          The amount of premiums receivable related to reinsurance operation amounted to $1.8 billion as at December 31, 2005.

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

Segment Results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

          Following the IPO of SCA and changes in certain executive management responsibilities in 2006, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes. All periods presented reflect these changes. The Company is now organized into five operating segments: Insurance, Reinsurance, Life Operations, SCA, and Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company.

          The Company evaluates the performance of each segment based on underwriting results for general operations, net income from life operations and contribution from financial operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations and contribution from financial operations, respectively.

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

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$1,290,796	$1,329,271	(2.9)%
Net premiums written	787,921	834,650	(5.6)%
Net premiums earned	1,015,048	933,026	8.8%
Fee income and other	2,799	310	NM
Net losses and loss expenses	639,160	1,314,386	(51.4)%
Acquisition costs	116,152	119,133	(2.5)%
Operating expenses	153,282	133,598	14.7%
Exchange losses (gains)	23,666	(8,130)	NM

Underwriting profit (loss)	$85,587	$(625,651)	NM

*	NM — Not Meaningful

          Gross and net premiums written decreased by 2.9% and 5.6%, respectively, in the three months ended September 30, 2006 compared with the three months ended September 30, 2005. The decrease in gross premium written was primarily due to continued competitive pressures leading to price decreases across most non-catastrophe exposed lines, reduced exposures in property and marine and offshore energy business, and the discontinuation of the segment’s surety business. In particular, in casualty and excess professional lines of business, maintaining underwriting discipline has led to cancellations and non-renewals. The decrease in net premiums written compared to the same period in 2005 was greater than that of gross premiums written due to higher reinsurance costs combined with lower net retentions in certain lines of business.

          Net premiums earned increased by 8.8% in the three months ended September 30, 2006 compared with the three months ended September 30, 2005. The increase was primarily attributable to hurricane related ceded reinstatement premiums recognized and earned in the third quarter of 2005. Excluding such reinstatement premiums net premiums earned were essentially flat.

          Exchange losses in the three months ended September 30, 2006 were primarily due to the impact of the strengthening of the U.K. Sterling against the U.S. dollar during the third quarter 2006 on U.K. Sterling loss reserves in units with U.S. dollar functional currencies, and also included $7.5 million in additional foreign exchange losses related to intercompany transactions in prior quarters.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2006	2005

Loss and loss expense ratio	63.0%	140.9%
Underwriting expense ratio	26.5%	27.1%

Combined ratio	89.5%	168.0%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended September 30, 2006 decreased compared with the three months ended September 30, 2005, primarily due to the absence of large natural catastrophe events such as hurricanes Katrina and Rita that occurred during the third quarter of 2005. The three months ended September 30, 2006 included approximately $9.5 million in net prior period reserve releases made up of positive development on Property and Casualty lines of business, offset by prior period reserve strengthening within the Professional and Specialty lines of business, and certain European accident and health programs, as well as $26.0 million in respect of an unrecoverable balance from a reinsurer.

          The decrease in the underwriting expense ratio in the three months ended September 30, 2006 compared to the same period in 2005 was due to a decrease in the acquisition expense ratio of 1.4 points (11.4% as compared to 12.8%), partially offset by an increase in the operating expense ratio of 0.7 points (15.1% as compared to 14.4%). The decrease in the acquistion expense ratio was largely a result of the adverse impact of reinstatement premiums on net earned premiums in 2005, combined with certain brokerage benefits recorded in the third quarter of 2006. The increase in the operating expense ratio was due primarily to increased compensation and legal costs compared to the same quarter in the prior year.

Reinsurance

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

          The following table summarizes the underwriting results for the general operations of this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$758,060	$855,300	(11.4)%
Net premiums written	492,689	576,832	(14.6)%
Net premiums earned	684,149	722,303	(5.3)%
Fee income and other	(199)	140	NM
Net losses and loss expenses	387,885	1,245,282	(68.9)%
Acquisition costs	130,428	161,399	(19.2)%
Operating expenses	48,380	41,564	16.4%
Exchange (gains) losses	(2,382)	12,437	NM

Underwriting profit (loss)	$119,639	$(738,239)	NM

*	NM — Not Meaningful

          Gross and net premiums written decreased by 11.4% and 14.6%, respectively, in the third quarter of 2006 as compared to the third quarter in 2005. Absent hurricane related reinstatement premiums in the third quarter of 2005 and a change in accrual methodology for certain U.S. property programs in the third quarter of 2006, gross written premium decreased in the three months ended September 30, 2006, primarily due to a customer merger and reduced pricing in casualty lines of business, resulting in selective non-renewals and reduced shares. This is combined with reduced business written in catastrophe exposed geographies and is partially offset by pricing increases in property and property catastrophe lines of business. Net premiums written reflect the above changes in gross premiums written, combined with the catastrophe quota share reinsurance treaty with Cyrus Re and timing changes on certain segment reinsurance programs.

          Net premiums earned in the third quarter of 2006 decreased 5.3% as compared to the third quarter of 2005. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2006	2005

Loss and loss expense ratio	56.7%	172.4%
Underwriting expense ratio	26.2%	28.1%

Combined ratio	82.9%	200.5%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the three months ended September 30, 2006, compared to the same three months ended in 2005, primarily reflects the lack of large natural catastrophe events such as hurricanes Katrina and Rita that occurred during the third quarter of 2005. Excluding the impact of the 2005 hurricanes, the loss and loss expense ratio is slightly lower in 2006 due to favorable pricing terms on catastrophic exposed business. Net positive prior year loss development represented a release of $24.3 million during the quarter ended September 30, 2006 spread across all lines of business, partially offset by a correction in the current quarter of $18.8 million to prior period reserves in certain Lloyds whole account business.

          The decrease in the underwriting expense ratio in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, was due to a decrease in the acquisition expense ratio to 19.1%, as compared to 22.3% in the third quarter of 2005. The decrease in acquisition expenses was partially offset by an increase in the operating expense ratio from 5.8% at September 30, 2005 to 7.1% at September 30, 2006. The decrease in the acquisition expense ratio was due to inward ceding commission received from Cyrus Re in 2006. The operating expense ratio increase was primarily due to compensation expenses and various strategic initiatives within the Segment, including the establishment of an integrated reinsurance platform in Europe.

          Exchange gains in the three months ended September 30, 2006 were mainly attributable to an overall weakening, during the quarter, in the value of the U.S. dollar against U.K. Sterling in those operations with U.S. dollar as their functional currency and net U.K. Sterling assets. These gains were partially offset by a loss of $7.0 million for the true-up of foreign exchange losses recorded in the second quarter of 2006.

Life Operations

          Business written by the life operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period. In addition, certain closed block U.S. life and annuity reinsurance contracts previously included in the Financial Lines (previously Financial Products and Services) segment are now included in the Life Operations segment as management of these contracts was transferred to the traditional life reinsurance business units in 2005 in order to centralize management of mortality-based life and annuity reinsurance business.

          The following summarizes net income from life operations:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$107,413	$96,870	10.9%
Net premiums written	97,604	87,762	11.2%
Net premiums earned	97,818	87,964	11.2%
Fee income and other	66	74	(10.8)%
Claims and policy benefits	156,028	142,957	9.1%
Acquisition costs	6,066	9,063	(33.1)%
Operating expenses	7,945	4,079	94.8%
Exchange (gains) losses	595	252	136.1%
Net investment income	87,993	79,481	10.7%

Net income from life operations	$15,243	$11,168	36.5%

          Gross and net premiums written as well as net premiums earned and claims and policy benefits increased in the third quarter of 2006 as compared to the third quarter of 2005. These increases were primarily as a result of the growing portfolio of regular installment premium term assurance business predominantly in the U.K. and Europe. Ceded premiums remained consistent with the prior year.

          Net premiums earned in the third quarter of 2006 increased 11.2% as compared to the third quarter of 2005. This increase was consistent with the increase in gross and net premiums written as described above.

          Increases in claims and policy benefits are consistent with the increase in gross and net premiums written. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          Acquisition costs decreased in the third quarter of 2006, as compared to the third quarter of 2005, due primarily to certain adjustments made to a life reinsurance treaty based on information received during the quarter. Operating expenses increased in the third quarter of 2006 compared to the same period in 2005, due to the build out of existing operations and start-up costs of new life operations such as the U.S. life reinsurance platform and the U.K. life fund integration team, partially offset by reduced professional fees.

          Net investment income is included in the calculation of net income from life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 10.7% in the three months ended September 30, 2006, as compared to the same period in 2005 due primarily to higher average invested assets of $6.3 billion to $6.7 billion for the three months ended September 30, 2005 and 2006, and improved yields on the asset annuity portfolios.

Financial Lines

          Financial Lines products include (i) a wide range of structured indemnity and structured credit products, (ii) municipal investment and funding agreements, (iii) political risk insurance, (iv) weather and energy risk management products, (v) the earnings on the Company’s investment in Primus and (vi) legacy financial guaranty business and other transactions not transferred to SCA. Many of the products offered by Financial Lines are unique and tailored to the specific needs of the insured or user.

          Structured indemnity and structured credit products cover complex financial risks, including property and casualty insurance and reinsurance, business enterprise risk management products and structured transactions covering credit and other financial risks.

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

          In addition, as part of the sale of the Transferred Business to SCA, the Company retained certain legacy financial guaranty business and other transactions written prior to the sale.

          The following table summarizes the contribution for this newly defined segment for the third quarter of 2006 along with comparative results for the same operations for the third quarter of 2005:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$5,944	$23,328	(74.5)%
Net premiums written	(3,176)	23,471	NM
Net premiums earned	12,594	16,759	(24.9)%
Fee income and other	769	1,097	(29.9)%
Net losses and loss expenses	8,128	31,445	(74.2)%
Acquisition costs	2,407	2,324	3.6%
Operating expenses	1,101	217	NM
Exchange (gains) losses	(17)	221	NM

Underwriting loss	$1,744	$(16,351)	NM

Net investment income — financial lines	$125,596	$89,648	40.1%
Interest expense — financial lines	99,934	45,799	118.2%
Operating expenses — structured products	9,734	8,780	10.9%
Net income from financial and investment affiliates	3,900	1,027	NM
Net realized and unrealized gains on derivative instruments	6,215	4,290	44.9%

Net contribution from financial operations	$27,787	$24,035	15.6%

*	NM — Not Meaningful

          Decreases in gross and net premiums written of 74.5% in the third quarter of 2006, as compared to the comparable period in 2005 were primarily due to an inter-segment portfolio transfer of in-force financial guaranty contracts with the SCA segment, partially offset by growth in certain weather and energy books of business including power outage products.

          Net premiums earned decreased in the third quarter of 2006, as compared to the same period in 2005. The decrease was primarily due to the impact of the inter-segment portfolio transfer combined with a portion of the political risk book entering into run-off in the first quarter of 2006 following the sale of the Company’s investment in Sovereign Risk Insurance Ltd. The decrease was partially offset by the earnings on the premium growth noted above.

          Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the third quarter of 2006 decreased by 74.2% primarily due to catastrophe losses in 2005 associated with a structured property and casualty policy, which was partially offset by a $6.8 million current year loss on certain legacy credit exposures.

          For the three months ended September 30, 2006, acquisition costs were consistent with the prior year.

          Operating expenses increased in the third quarter of 2006, as compared to the third quarter of 2005, due to reallocations of certain costs resulting from the restructuring of the Company’s segments.

          Net investment income related to financial lines increased by 40.1% in the three months ended September 30, 2006, as compared to the same period in 2005, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $4.7 billion to $5.9 billion for the three months ended September 30, 2005 and 2006, respectively, together with increased yields.

          Interest expense for financial lines operations arise from the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expense during the three months ended September 30, 2006, as compared to the same period in 2005, related primarily to the increase in the combined average funding agreement and guaranteed investment contracts noted above, combined with favourable effective yield adjustments recorded in the prior year on certain structured property and casualty contract deposit liabilities.

          Net realized and unrealized gains on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended September 30, 2006 primarily related to positive mark to market adjustments on certain legacy credit default swap risks.

          Net income from financial and investment affiliates include earnings on the Company’s investment in Primus and certain of the Company’s investment affiliates. The increase in the third quarter of 2006, as compared to the third quarter of 2005, was due primarily to increased earnings from Primus. Primus specializes in providing credit risk protection through credit derivatives.

SCA

          SCA provides financial guaranty insurance and reinsurance products that generally guarantee payments of interest and principal on an issuer’s obligations when due. Obligations guaranteed or enhanced by the Company range in duration and premiums are received either on an instalment basis or upfront. Guaranties written in credit default swap form provide coverage for losses upon the occurance of specified credit events set forth in the swap documentation.

          The following table summarizes the contribution from SCA for the third quarter of 2006 along with comparative results for the same operations for the third quarter of 2005:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$85,570	$76,109	12.4%
Net premiums written	100,478	72,086	39.4%
Net premiums earned	45,455	40,002	13.6%
Fee income and other	59	—	NM
Net losses and loss expenses	4,994	(144)	NM
Acquisition costs	5,824	4,099	42.1%
Operating expenses	20,780	17,662	17.7%
Exchange losses	81	379	(78.6)%

Underwriting profit	$13,835	$18,006	(23.2)%

Net investment income — SCA	$21,835	$13,508	61.6%
Minority interest	1,139	2,411	(52.8)%
Net realized and unrealized losses on derivative instruments	(3,216)	(1,831)	(75.6)%

Net contribution from SCA	$31,315	$27,272	14.8%

          Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the periods presented and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. Gross and net premiums written increased in the third quarter of 2006 as compared to the third quarter of 2005. These increases were primarily as a result of an increase in the volume and mix of financial guaranty installment contracts written throughout the quarter, offset by a decrease in the volume of public finance financial guaranty contracts written throughout the quarter. In addition, net premiums written increased as a result of the inter-segment portfolio transfer.

          Net premiums earned increased by 13.6% in the three months ended September 30, 2006, as compared to the same period in 2005, primarily as a result of earnings associated with the inter-segment portfolio transfer combined with an increase in installment premiums earned from new business in structured single risk products.

          Consistent with the third quarter of 2005, net losses and loss expenses for the third quarter of 2006 were limited to normal movements in the unallocated reserve with no case reserve movement.

          Acquisition costs increased by 42.1% in the three months ended September 30, 2006, as compared to the same period in 2005. This increase was primarily due to a change in the mix of business written in the quarter.

          Operating expenses increased by 17.7% in the third quarter of 2006, as compared to the third quarter of 2005, due to various expenses related to the SCA IPO in August 2006.

          Net investment income related to the financial guaranty business increased by 61.6% in the three months ended September 30, 2006, as compared to the same period in 2005, primarily as a result of increases in the average investment asset balances from $1.3 billion to $1.8 billion for the three months ended September 30, 2005 and 2006, respectively, combined with increased yields. The source of these additional assets included operating cash flows and the issuance of $341.5 million of third party share capital.

          Net realized and unrealized losses on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio. The net losses from derivatives for the three months ended September 30, 2006 primarily relate to an increase in the volume of insured interest rate swaps combined with a decrease in long-term interest rates declined during this period.

          Minority interest expense represents the minority preferred share interest in the income of SCA’s financial guaranty reinsurance subsidiary.

Investment Activities

          The following table illustrates the change in net investment income from general operations, net income from investment affiliates from general operations, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments from general operations for the three months ended September 30, 2006 and 2005.

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Net investment income — general operations	$282,857	$184,055	53.7%
Net income from investment affiliates — general operations	39,737	52,772	(24.7)%
Net realized (losses) gains on investments	(52,656)	53,223	NM
Net realized and unrealized (losses) gains on investment derivative instruments — general operations	(2,388)	15,523	NM

*	NM — Not Meaningful

          Net investment income related to general operations increased in the third quarter of 2006 as compared to the third quarter of 2005 due primarily to increases in the yield of the portfolio and a higher investment base. The growth in the investment base reflected the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 5.2% at September 30, 2006, as compared to 4.5% at September 30, 2005 due primarily to higher interest rates in the U.S.

          Net income from investment affiliates decreased in the third quarter of 2006 compared to the third quarter of 2005 due primarily to weaker performance in alternative fund affiliates, which was partially offset by stronger performance in the private equity affiliates.

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

	(Unaudited) Three Months Ended September 30,

	2006 (1)	2005 (1)

Asset/Liability portfolios
USD fixed income portfolio	2.7%	(0.2)%
Non USD fixed income portfolio	3.2%	0.8%
Risk Asset portfolios
Alternative portfolio (2)	0.7%	0.2%
Equity portfolio	4.4%	(0.5)%
High-Yield fixed income portfolio	2.6%	2.5%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2006 and August 31, 2005, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the third quarter of 2006 included net realized losses of $7.2 million from sales of investments, net realized losses of $6.8 million related to the SCA IPO, and net realized losses of approximately $38.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

          Net realized gains on investments in the third quarter of 2005 included net realized gains of $59.1 million from sales of investments and net realized losses of approximately $5.9 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

          Net realized and unrealized losses on investment derivatives for the three months ended September 30, 2006, as well as the gains for the corresponding period in 2005, resulted from the Company’s investment strategy to hedge certain interest, credit and foreign exchange risks within the investment portfolio.

Net Unrealized Gains and Losses on Investments

          At September 30, 2006, the Company had net unrealized gains on fixed income and short term securities of $194.9 million and net unrealized gains on equities of $153.1 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $245.3 million and $6.7 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2006, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.S., U.K. and the Euro zone interest rates decreased during the three months ended September 30, 2006, which was the primary reason for the improvement in the net unrealized position on fixed income securities.

          At September 30, 2006, approximately 8,800 fixed income securities out of a total of approximately 17,300 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $1.6 million. Approximately 300 equity securities out of a total of approximately 1,300 securities were in an unrealized loss position at September 30, 2006, with the largest individual loss being $0.4 million.

          The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2006 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2006	(Unaudited) Fair Value of Securities in an unrealized loss position at September 30, 2006

Fixed Income and Short-Term	Less than six months	$22,074	$3,560,573
	At least 6 months but less than 12 months	63,763	5,656,731
	At least 12 months but less than 2 years	136,025	7,002,314
	2 years and over	23,456	660,245

	Total	$245,318	$16,879,863

Equities	Less than six months	$4,612	$62,212
	At least 6 months but less than 12 months	2,101	32,889

	Total	$6,713	$95,101

          The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at September 30, 2006:

(U.S. dollars in thousands) Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2006	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2006

Less than 1 year remaining	$9,496	$1,641,717
At least 1 year but less than 5 years remaining	44,979	3,903,201
At least 5 years but less than 10 years remaining	59,000	2,768,307
At least 10 years but less than 20 years remaining	10,226	462,448
At least 20 years or more remaining	29,333	998,675
Mortgage and asset backed securities	92,284	7,105,515

Total	$245,318	$16,879,863

          The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.2% of the total fixed income portfolio market value at September 30, 2006. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at September 30, 2006, $8.3 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands) Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2006	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2006

Less than six months	$4,115	$400,295
At least 6 months but less than 12 months	2,227	81,749
At least 12 months but less than 2 years	1,612	63,860
2 years and over	367	2,687

Total	$8,321	$548,591

Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended September 30, 2006 and 2005:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Net income from operating affiliates — general operations	$15,697	$12,415	26.4%
Amortization of intangible assets	420	2,668	(84.3)%
Corporate operating expenses	35,203	56,415	(37.6)%
Interest expense	50,454	43,949	14.8%
Income tax expense (benefit)	43,655	(47,338)	NM
Minority interest	7,216	—	NM

          Net income from operating affiliates was higher for the three months ended September 30, 2006, as compared to the same period in 2005, due to higher income from the Company’s operating affiliate in the Florida homeowners insurance market.

          Corporate operating expenses in the three months ended September 30, 2006 decreased compared to the three months ended September 30, 2005 primarily reflecting lower consulting and legal fees at the corporate level. Furthermore, allocations to operating segments are generally higher in 2006.

          The increase in interest expense primarily reflected the increase in outstanding debt since September 30, 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

          The increase in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations. The Company’s effective tax rate for the third quarter of 2006 decreased slightly from that in recent quarters due to $30.0 million of tax benefits associated with a correcton in the current quarter to reserves ceded to its Bermuda reinsurance entities. In addition, the Company recorded a tax charge in the current quarter of $6.0 million in connection with the IPO of SCA.

          Minority interest expense has increased following the inititial public offering of SCA IPO and primarily represents the 37% ownership interest in SCA common shares held by the public.

Segment Results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$4,221,703	$4,421,435	(4.5)%
Net premiums written	3,048,351	3,227,012	(5.5)%
Net premiums earned	3,075,480	3,069,904	0.2%
Fee income and other	17,293	1,321	NM
Net losses and loss expenses	1,998,395	2,716,275	(26.4)%
Acquisition costs	357,401	376,908	(5.2)%
Operating expenses	448,964	399,727	12.3%
Exchange losses (gains)	100,701	(27,919)	NM

Underwriting profit (loss)	$187,312	$(393,766)	NM

* NM — Not Meaningful

          Gross and net premiums written decreased by 4.5% and 5.5%, respectively, in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The decrease in gross premiums written was primarily due to continued competitive pressures across most non-catastrophe exposed lines, corporate risk management initiatives, fewer multi-year contracts, and foreign exchange movements. Decreases in casualty premiums and the discontinuation of the segment’s surety business were partially offset by volume increases in certain professional, environmental and aerospace lines of business. The decrease in net premiums written as a percentage of gross premiums written was primarily a result of higher reinsurance costs and decreasing net retentions in certain lines partially offset by the return premium in the second quarter associated with the commutation of a ceded reinsurance policy in professional lines of business.

          Net premiums earned increased marginally by 0.2% in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The increase over the prior year was primarily attributable to 2005 hurricane ceded reinstatement premiums recognized and earned in the first nine months of 2005. Excluding such reinstatement premiums, net premiums earned decreased over prior year, following the decreases in net premiums written.

          Exchange losses in the nine months ended September 30, 2006 were primarily due to the impact of the strengthening of U.K. Sterling against the U.S. dollar during this period on U.K. Sterling loss reserves in units with U.S. dollar functional currencies.

          The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,

	2006	2005

Loss and loss expense ratio	65.0%	88.5%
Underwriting expense ratio	26.2%	25.3%

Combined ratio	91.2%	113.8%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss and loss expense ratio for the nine months ended September 30, 2006 decreased compared with the nine months ended September 30, 2005, primarily as a result of the lack of large natural catastrophe events such as hurricanes Katrina and Rita that occurred during the third quarter of 2005. Net prior year reserve development for the first nine months of 2006, is relatively modest with only $6.9 million in adverse movement. Adverse professional lines development as well as $26.0 million in respect of an unrecoverable balance from a reinsurer was partially offset by loss reserve releases within property lines of business. The corresponding net reserve development was $48.1 million for the first nine months of 2005.

          The underwriting expense ratio in the nine months ended September 30, 2006 increased compared to the same period in 2005, as a result of an increase in the operating expense ratio of 1.6 points (14.6% as compared to 13.0%) partially offset by a lower acquisition expense ratio. The increase in the operating expense ratio was due primarily to increased compensation costs. The lower acquisition expense ratio related primarily to net savings in certain brokerage costs in 2006 combined with the adverse impact of reinstatement premiums earned on expense ratios in 2005.

Reinsurance

          The following table summarizes the underwriting results for the reinsurance operations:

	(Unaudited) Nine Months Ended September 30,

((U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$2,822,968	$3,055,752	(7.6)%
Net premiums written	2,221,352	2,492,194	(10.9)%
Net premiums earned	1,991,147	2,079,255	(4.2)%
Fee income and other	618	(306)	NM
Net losses and loss expenses	1,147,586	2,223,786	(48.4)%
Acquisition costs	412,952	452,638	(8.8)%
Operating expenses	133,033	121,123	9.8%
Exchange (gains) losses	(20,051)	30,718	NM

Underwriting profit (loss)	$318,245	$(749,316)	NM

* NM — Not Meaningful

          Gross and net premiums written decreased 7.6% and 10.9%, respectively, in the first nine months of 2006 as compared to the first nine months of 2005. The decrease in gross and net premiums written is primarily attributable to rate and volume reductions within the casualty line of business, and hurricane gross and net reinstatement premiums of $115.8 million and $19.4 million, respectively, recorded in third quarter of 2005. These decreases were partially offset by a change in accrual methodology and both written and ceded premiums adjustments for certain U.S. property programs in the third quarter of 2006. On a net premiums written basis, the decrease is also attributable to the significant catastrophe quota share reinsurance treaty with Cyrus Re. In addition, as part of the Company’s aggregate risk reduction initiatives, there has been a net reduction in catastrophe exposure and a restructuring of the Company’s marine and energy exposures.

          Net premiums earned in the first nine months of 2006 decreased 4.2% as compared to the first nine months of 2005, due primarily to the earn out of the impact of rate pressures seen in gross premiums written over the last 24 months.

          The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,

	2006	2005

Loss and loss expense ratio	57.6%	107.0%
Underwriting expense ratio	27.5%	27.6%

Combined ratio	85.1%	134.6%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the nine months ended September 30, 2006 compared to the same period in 2005, primarily reflected the lack of large natural catastrophe events such as hurricanes Katrina and Rita that occurred during the third quarter of 2005. In addition, during the nine months ended September 30, 2006, net prior year reserve releases totaled $38.5 million largely in property and professional lines of business, and was partially offset by a correction in the current period of $18.8 million to prior period reserves in certain Lloyds whole account business. This compared to net reserve strengthening of $114.9 million during the nine months ended September 30, 2005.

          The decrease in the underwriting expense ratio in the nine months of 2006, as compared with the first nine months of 2005, was due to a decrease in the acquisition expense ratio ratio to 20.7%, as compared to 21.8% in the first nine months of 2005. The decrease in acquisition expenses was offset by an increase in the operating expense ratio from 5.8% during the first nine months of 2005 to 6.7% in the first nine months of 2006. The decrease in the acquisition expense ratio was due to commissions received from Cyrus Re related to the Property Catastrophe retrocession. The operating expense ratio increase was primarily due to compensation expenses and costs related to various strategic initiatives within the Reinsurance segment including the establishment of an integrated reinsurance platform in Europe.

          Exchange gains in the nine months ended September 30, 2006 were mainly attributable to an overall weakening in the value of the U.S. dollar against the U.K. Sterling in those operations with U.S. dollars as their functional currency and net U.K. Sterling assets.

Life Operations

          The following summarizes net income from life operations:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$396,229	$2,130,627	(81.4)%
Net premiums written	367,750	2,102,026	(82.5)%
Net premiums earned	368,377	2,102,650	(82.5)%
Fee income and other	260	253	2.8%
Claims and policy benefits	531,361	2,289,248	(76.8)%
Acquisition costs	27,620	50,472	(45.3)%
Operating expenses	19,869	13,330	49.1%
Exchange (gains) losses	(5,643)	925	NM
Net investment income	251,987	211,347	19.2%

Net profit (loss) from life operations	$47,417	$(39,725)	NM

* NM — Not Meaningful

          Gross and net premiums written as well as net premiums earned and claims and policy benefits decreased significantly in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of a large immediate annuity portfolio contract bound in the second quarter of 2005. Offsetting this effect, the underlying portfolio of installment premium term assurance business continues to grow.

          Claims and policy benefits also decreased significantly as a result of the annuity payout liabilities accepted under the contracts noted above. Changes in claims and policy benefits also included the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Offsetting this effect, incurred losses from the growing installment premium term assurance portfolio increased by roughly $35.0 million compared to 2005. Furthermore, during the first nine months of 2005, $37.4 million in losses were recorded related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected.

          Acquisition costs decreased in the first nine months of 2006 as compared to the first nine months of 2005. This decrease was due to the write-off of certain deferred costs related to the U.S. mortality business during the prior year noted above, and partially offset by increased acquisition expenses on higher volume of intallment premium term assurance business. Operating expenses increased in the first nine months of 2006 compared to the same period in 2005 due to build out of existing operations and start-up costs of new life operations such as the U.S. life reinsurance platform and the U.K. life fund integration team, partially offset by reduced professional fees.

          Net investment income increased in the first nine months of 2006 compared to the first nine months of 2005 reflecting the increase in life business invested assets primarily arising from new large annuity contracts written during 2005.

Financial Lines

          The following table summarizes the contribution for this segment:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$73,270	$55,634	31.7%
Net premiums written	60,081	55,375	8.5%
Net premiums earned	74,719	49,863	49.8%
Fee income and other	2,607	13,692	NM
Net losses and loss expenses	99,469	30,358	227.7%
Acquisition costs	9,824	9,103	7.9%
Operating expenses	1,725	2,065	(16.5)%
Exchange (gains) losses	201	42	NM

Underwriting (loss)	$(33,893)	$21,987	NM

Net investment income — financial lines	$343,343	$227,695	50.8%
Interest expense — financial lines	257,974	142,343	81.2%
Operating expenses — structured products	31,363	31,977	(1.9)%
Net income from financial and investment affiliates	22,604	218	NM
Net realized and unrealized gains on derivative instruments	32,216	39,822	(19.1)%

Net contribution from financial operations	$74,933	$115,402	(35.1)%

* NM — Not Meaningful

          Gross and net premiums written relating to the financial lines include premiums from structured financial and alternative risk transfer products, political risk insurance products, weather and energy risk management products, and legacy financial guaranty business. Gross premiums written increased by 31.7% for the nine month period ended September 30, 2006, as compared to the comparable period in 2005. This increase was primarily due to additional premiums associated with a structured property and casualty reinsurance contract and growth in certain weather and energy books of business including power outage products. Increases in net premiums written of 8.5% for the first nine months of 2006, as compared to the same period of 2005, were primarily due the factors affecting gross premiums written noted above, partially offset by the inter-segment portfolio transfer of in-force financial guaranty contracts in connection with the SCA initial public offering.

          Net premiums earned increased during the nine months end September 30, 2006, as compared to the same period in 2005. The increase primarily resulted from the factors affecting gross premiums written noted above, and offset by the impact of the inter-segment portfolio transfer.

          Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the nine months ended September 30, 2006 increased by 227.7%, as compared to the comparable period in 2005. This increase was primarily a result of case reserve provisions relating to a structured finance transaction which guaranteed a certain amount of revenue from a pool of equipment leases of $51.1 million combined with adverse Hurricane Rita development on a structured property and casualty contract.

          For the nine months ended September 30, 2006, acquisition costs increased by 7.9% as a result of new business written as described above.

          Operating expenses decreased in the third quarter of 2006, as compared to the third quarter of 2005, due to reallocations of certain costs resulting from the restructuring of the Company’s segments.

          Net investment income related to financial lines increased by 50.8% in the nine months ended September 30, 2006, as compared to the same period in 2005, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances for the nine months ended September 30, 2005 and 2006, respectively, together with increased yields.

          Interest expenses related to financial lines are comprised of the accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expenses in the nine months ended September 30, 2006 compared to the same period in 2005 related primarily to the increase in the combined average funding agreement and guaranteed investment contract balances noted above, partially offset by favourable effective yield adjustments on certain structured property and casualty contract deposit liabilities.

          Net realized and unrealized gains on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net gains from derivatives for the nine months ended September 30, 2006 included realized gains from certain weather derivative contracts for the 2005/2006 winter, positive mark to market adjustments on certain credit default swap risks, and partially offset by negative movements in certain investment grade credit derivative exposures and the amortization of prior mark-to-market gains.

          Net income from financial and investment affiliates includes, earnings on the Company’s investment in Primus and certain of the Company’s investment affiliates. The increase in the nine months ended September 30, 2006 as compared to the same period in 2005 was due primarily to a large positive mark-to-market during the nine months of 2006 for Primus combined with continued strong performance of certain investment affiliates.

SCA

          The following table summarizes the contribution for this segment:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Gross premiums written	$272,307	$207,200	31.4%
Net premiums written	281,747	193,197	45.8%
Net premiums earned	148,480	110,585	34.3%
Fee income and other	2,308	773	NM
Net losses and loss expenses	11,402	25,318	(55.0)%
Acquisition costs	15,679	12,279	27.7%
Operating expenses	58,838	50,708	16.0%
Exchange losses	177	1,622	NM

Underwriting profit	$64,692	$21,431	201.9%

Net investment income — SCA	$53,650	$37,544	42.9%
Minority interest	3,397	6,986	(51.4)%
Net realized and unrealized losses on derivative instruments	(6,402)	(3,798)	(68.6)%

Net contribution from SCA	$108,543	$48,191	125.2%

* NM — Not Meaningful

          Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the periods presented and do not include the present value of future cash receipts expected from financial guaranty installment premium policices and contracts written in the period. Gross and net premiums written increased by 31.4% and 45.8%, respectively, in the first nine months of 2006 as compared to the same period in 2005. These increases were primarily as a result of an increase in the volume and mix of financial guaranty installment contracts written throughout this time period, as the book of par amounts guaranteed grows. Net premiums written also increased as a result of the inter-segment portfolio transfer of in-force financial guaranty contracts with the financial lines segment.

          The increase in net premiums earned is primarily due to an inter-segment portfolio transfer of in-force financial guaranty contracts with the financial lines segment, combined with increased upfront premiums earned from new Public Finance business. The increase was partially offset by fewer refundings compared to the same period in 2005.

          Net losses and loss expenses for the first nine months of 2006 decreased by 55.0% compared to the same period in 2005. The decrease was a result of adverse development on certain project finance risks in 2005 not repeated in 2006.

          Acquisition costs increased by 27.7% in the nine months ended September 30, 2006, as compared to the same period in 2005. This increase was primarily due to a change in the mix of business written during the period.

          Operating expenses increased by 16.0% in the first nine months of 2006, as compared to the first nine months of 2005, due to compensation expenses related to the transfer of additional employees and other costs associated with the SCA IPO.

          Net investment income related to the financial guaranty business increased by 42.9% in the nine months ended September 30, 2006, as compared to the same period in 2005, primarily as a result of increases in the investment asset balances for the nine months ended September 30, 2006, together with increased yields.

          Net realized and unrealized losses on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio. The net losses from derivatives for the nine months ended September 30, 2006 primarily relate to an increase in the volume of insured interest rate swaps combined with a decrease in long-term interest rates declined during this period.

          Minority interest expense represents the minority preferred share interest in the income of SCA’s financial guaranty reinsurance subsidiary.

Investment Activities

          The following table illustrates the change in net investment income from general operations, net income from investment affiliates from general operations, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments from general operations for the nine months ended September 30, 2006 and 2005.

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	% Change

Net investment income — general operations	$806,665	$565,712	42.6%
Net income from investment affiliates — general operations	167,511	112,750	48.6%
Net realized (losses) gains on investments	(53,495)	203,949	NM
Net realized and unrealized gains (losses) on investment derivative instruments — general operations	52,886	(20,805)	NM

* NM — Not Meaningful

          Net investment income related to general operations increased in the first nine months of 2006 as compared to the first nine months of 2005, due primarily to a higher investment base as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s issuance of ordinary shares and equity units in the fourth quarter at 2005 and the Company’s cash flow from operations. The market yield to maturity on the fixed income portfolio was 5.2% at September 30, 2006 as compared to 4.5% at September 30, 2005, due primarily to higher interest rates in the U.S.

          Net income from investment affiliates increased in the first nine months of 2006 compared to the first nine months of 2005 due primarily to stronger performance in private equity fund affiliates.

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

	(Unaudited) Nine Months Ended September 30,

	2006 (1)	2005 (1)

Asset/Liability portfolios
USD fixed income portfolio	3.4%	2.0%
Non USD fixed income portfolio	2.3%	4.1%
Risk Asset portfolios
Alternative portfolio (2)	6.7%	5.7%
Equity portfolio	9.8%	8.9%
High-Yield fixed income portfolio	5.0%	2.5%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

(2)	Performance on the alternative portfolio reflects the nine months ended August 31, 2006 and August 31, 2005, respectively.

Net Realized Gains and Losses and Other Than Temporary Declines in the Value of Investments

          Net realized losses on investments in the first nine months of 2006 included net realized gains of $15.0 million from sales of investments, net realized losses of $6.8 million related to the SCA IPO, and net realized losses of approximately $61.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

          Net realized gains on investments in the first nine months of 2005 included net realized gains of $243.7 million from sales of investments and net realized losses of approximately $39.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the nine months ended September 30, 2006 and 2005:

	(Unaudited) Nine Months Ended September 30,

((U.S. dollars in thousands)	2006	2005	% Change

Net income from operating affiliates — general operations	$36,057	$46,030	(21.7)%
Amortization of intangible assets	1,935	8,504	(77.2)%
Corporate operating expenses	123,658	139,491	(11.4)%
Interest expense	154,915	133,457	16.1%
Income tax expense	176,728	47,312	NM
Minority interest	7,216	(221)	NM

          Net income from operating affiliates for the nine months ended September 30, 2006 decreased by 21.7% compared to the same period in 2005. This decrease related primarily to the impairment in value of certain investment management affiliates during the first nine months of 2006, partially offset by increased earnings for certain insurance affiliates.

          Corporate operating expenses in the nine months ended September 30, 2006 decreased compared to the nine months ended September 30, 2005 primarily reflecting lower consulting and legal fees at the corporate level. Furthermore, allocations to operating segments are generally higher in 2006.

          The increase in interest expense primarily reflected the increase in outstanding debt since September 30, 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources”.

          The increase in the Company’s income taxes arose principally from an improvement in the profitability of the Company’s U.S. and European operations.

          Minority interest expense has increased following the SCA IPO and primarily represents the 37% ownership interest in SCA common shares held by the public.

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

          At September 30, 2006 and December 31, 2005, total investments, cash and cash equivalents and net payable for investments purchased were $43.2 billion and $41.2 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)	(Unaudited) Fair Value at September 30, 2006	Fair Value at Percent of Total	December 31, 2005	Percent of Total

Cash and cash equivalents	$2,128,221	4.9%	$3,693,475	9.0%
Net payable for investments purchased	(246,593)	(0.6)%	(639,034)	(1.6)%
Short-term investments	3,099,684	7.2%	2,546,073	6.2%
Fixed maturities	34,765,259	80.5%	32,309,565	78.4%
Equity securities	847,308	1.9%	868,801	2.1%
Investments in affiliates	2,112,353	4.9%	2,046,721	5.0%
Other investments	500,155	1.2%	399,417	0.9%

Total investments and cash and cash equivalents	$43,206,387	100%	$41,225,018	100.0%

          The Company reviews, on a regular basis, its corporate debt concentration, credit quality and compliance with established guidelines. At September 30, 2006 and December 31, 2005, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at September 30, 2006, approximately 54.7% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.2% was below investment grade or not rated.

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

          Unpaid losses and loss expenses relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $17.8 billion at September 30, 2006, and $17.4 billion at December 31, 2005.

          The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the nine months ended September 30, 2006:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance as at December 31, 2005	$23,767,672	$(6,412,648)	$17,355,024
Losses and loss expenses incurred	3,854,781	(597,928)	3,256,853
Losses and loss expenses paid /recovered	4,537,289	(1,492,705)	3,044,583
Foreign exchange and other	207,114	1,487	208,601

Balance as at September 30, 2006	$23,292,278	$(5,516,383)	$17,775,894

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first nine months of the year, certain assets and liabilities have increased at September 30, 2006 compared to December 31, 2005. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expenses recoverables were $5.7 billion at September 30, 2006 and $6.6 billion at December 31, 2005.

          The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2006 and December 31, 2005.

(U.S. dollars in thousands)	(Unaudited) September 30, 2006	December 31, 2005

Reinsurance balances receivable	$1,258,798	$1,069,402
Reinsurance recoverable on future policy benefits	15,670	28,874
Unpaid losses and loss expenses recoverable	5,723,979	6,646,972
Bad debt reserve on unpaid losses and loss expenses and reinsurance balances recoverable	(229,382)	(260,713)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,769,065	$7,484,535

          Under the terms of the Sale and Purchase Agreement (the “SPA”), as amended, between XL Insurance (Bermuda) Ltd (“XLI”) and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection determined as of September 30, 2004 with respect to, among other things, adverse development of reserves and premium on certain Winterthur International Insurance business. This protection was based upon net loss experience and development over a three-year, post-closing seasoning period based on actual loss development experience, collectible reinsurance and certain other factors set forth in the SPA. The SPA included a process for determining the amount due from WSIC by an independent actuarial process whereby the Independent Actuary developed a value of the seasoned net reserves. The actual final seasoned net reserves amount was the submission that was closest to the number developed by the Independent Actuary.

          As the Company and WSIC were unable to come to an agreement, the Company submitted to WSIC notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and WSIC made submissions for the independent actuarial process. There were two separate numbers submitted - that for the Seasoned Net Reserves Amount (“SNRA”) and that for the Net Premium Receivable Amount (“NPRA”).Subsequent to this date neither party had the opportunity to submit revised figures to the Independent Actuary.

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

          (iv) The conversion into U.S. dollars of the underlying reserve development in local currency between July 2001 and September 2004 also generated a difference. The impact of the decrease in the value of the U.S. dollar on the Independent Actuary’s lower levels of local currency adverse development was to increase the difference between XL and the Independent Actuary in U.S. dollars. This was an issue peculiar to the interpretation of the SPA and does not affect the conversions of the loss reserves under U.S. GAAP.

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

          New cash from operations was approximately $1.5 billion in the first nine months of 2006 compared with $3.9 billion in the same period in 2005. New cash in the first nine months of 2005 included a large immediate annuity portfolio of $1.8 billion. The decrease in net operating cash flow in 2006 was due to the absence of large annuity portfolio receipts, combined with and partially offset by higher investment income in the period. In addition, net cash flow from structured and spread transactions was negative, and positive financing cash flows were received as a result of the SCA IPO.

Capital Resources

          At September 30, 2006, the Company had total shareholders’ equity of $9.5 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

          The Company does not intend, subject to the terms and conditions of the Series A or Series B preference ordinary shares as set forth in the relevant prospectus supplements, to redeem either the Series A or Series B preference ordinary shares unless replaced with capital having at least the equivalent credit.

          As at September 30, 2006, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.8 billion of which $3.4 billion in debt was outstanding. In addition, the Company had letter of credit facilities amounting to $6.4 billion of which $3.9 billion was utilized to provide letters of credit in issue at September 30, 2006, 5.0% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

Debt

          The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at September 30, 2006:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

364-day revolver	$100,000	$—	2006	$—	$—	$—
5 and 3-year revolvers	1,000,000	—	2007/2010	—	—	—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5-year revolver–SCA	250,000	—	2011	—	—	—	—
2.53% Senior Notes	825,000	825,000	2009	—	825,000	—	—
5.25% Senior Notes	745,000	745,000	2011	—	745,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed
Senior Notes	598,315	598,315	2012	—	—	—	600,000
5.25% Senior Notes	594,817	594,817	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

Total	$4,818,132	$3,368,132		$—	$1,570,000	$255,000	$1,550,000

          “Commitment” and “In Use” data represent September 30, 2006 accreted values. “Payments Due by Period” data represent ultimate redemption values.

Credit facilities, contingent capital and other sources of collateral

          SCA closed a new $500 million syndicated credit facility on August 1, 2006. The new facility has a tenor of 5-years and is only available for Security Capital Assurance Ltd and its subsidiaries. $250 million is available in the form of revolving credit and the remaining $250 million is available for letters of credit. At September 30, 2006, the revolving credit portion of the facility was undrawn while letters of credit amounting to $133 million were in issue.

          At September 30, 2006, the Company had ten letter of credit facilities in place with total availability of $6.4 billion, of which $3.9 billion was utilized.

				Amount of Commitment Expiration Per Period
Other Commercial
Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of credit facility	$200,000	$189,501	Continuous	$200,000	$—	$—	$—
2 Letter of credit facilities	5,880	5,880	2006	5,880	—	—	—
Letter of credit facility (1)	100,000	—	2006	100,000	—	—	—
Letter of credit facility	150,000	150,000	2006	150,000	—	—	—
Letter of credit facility	500,000	467,488	2007	500,000	—	—	—
Letter of credit facility	947,400	770,039	2008	—	947,500	—	—
Letter of credit facility (1)	2,000,000	425,821	2007	2,000,000	—	—	—
Letter of credit facility (1)	2,250,000	1,751,382	2010	—	2,250,000	—	—
Letter of credit facility-SCA	250,000	133,061	2011	—	—	250,000	—

10 Letter of credit facilities	$6,403,280	$3,893,172		$2,955,880	$3,197,500	$250,000	$—

(1)	Of the total letter of credit facilities above, $1,000 million is also included in the revolvers under notes payable and debt.

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

          In addition to funded debt transactions, the Company and an indirect majority-owned subsidiary XLFA have entered into contingent capital transactions. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company or XLFA, as applicable.

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

          The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	A+	(Stable	)
Fitch	AA-	(Stable	)
A.M. Best	A+	(Stable	)
Moody’s Investor Services	Aa3	(Stable	)

          The following are the current financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating

Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

          In addition, XL Capital Ltd had the following long term debt ratings as at September 30, 2006: “a-” (Stable) from A.M. Best, “A-” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

          For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2005.

          The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. Under this plan, the Company has purchased 6.6 million shares at an aggregate cost of $364.6 million or an average cost of $55.24 per share. The Company has $135.4 million remaining in its share repurchase authorization. During the nine months ended September 30, 2006, no shares were repurchased in the open market. The Company has repurchased shares from employees and directors in relation to withholding tax on restricted stock. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, below.

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

          The following table summarizes the movement in the fair value of weather and energy derivative contracts outstanding during the nine months ended September 30, 2006.

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2006

Fair value of contracts outstanding, beginning of the period	$(4,345)
Net option premiums realized (1)	(4,400)
Reclassification of settled contracts to realized (2)	(11,734)
Other changes in fair value (3)	18,366

Fair value of contracts outstanding, end of period	$(2,133)

(1)

For the period ended September 30, 2006, the Company collected $11.3 million of paid premiums and realized $6.9 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $4.4 million.

(2)

The Company received $11.7 million to settle derivative positions during the period ended September 30, 2006, resulting in a reclassification of this amount from unrealized to realized and a decrease in the balance sheet derivative liability.

(3)	This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $18.4 million on the Company’s derivative positions.

          The change in fair value of contracts outstanding at September 30, 2006, as compared to the beginning of the period is primarily due to the settlement of positive fair value positions during the first half of the year.

          The following table summarizes the maturity of contracts outstanding at September 30, 2006:

Source of Fair Value (U.S. dollars in thousands)	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total Fair Value

Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other valuation methods	2,656	(4,605)	(164)	—	(2,113)

Total fair value of contracts outstanding	$2,656	$(4,605)	$(164)	$—	$(2,113)

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

          The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the period ended September 30, 2006 were $36.2 million, $27.7 million and $51.8 million, respectively. The corresponding levels for the weather risk management portfolio during the period ended September 30, 2005 were $91.7 million, $65.3 million and $115.1 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore greatly reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season. At present, the Company’s VaR calculation does not exceed $15.0 million in any one season.

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

Investment Value-At-Risk

          The VaR of the Company’s total investment portfolio at September 30, 2006, based on a 95% confidence level with a one month holding period, was approximately $571.1 million as compared to $489.0 million as at December 31, 2005. The VaR of all investment related derivatives as at September 30, 2006 was approximately $14.6 million as compared to $26.3 million as at December 31, 2005. The Company’s investment portfolio VaR as at September 30, 2006 is not necessarily indicative of future VaR levels.

          To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders’ equity, market conditions and the Company’s total risk tolerance. Given the investment portfolio allocations as at September 30, 2006, the Company would expect to lose approximately 5.1% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.2% at December 31, 2005. Given the investment portfolio allocations as at September 30, 2006, the Company would expect to gain approximately 16.2% on the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 17.3% at December 31, 2005. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

          The Company’s fixed income portfolio is exposed to credit and interest rate risk. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

          As at September 30, 2006, the value of the Company’s fixed income portfolio, including cash and cash equivalents and net payable for investments purchased, was approximately $39.7 billion as compared to approximately $37.9 billion as at December 31, 2005. As at September 30, 2006, the fixed income portfolio consisted of approximately 91.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.1% as at December 31, 2005.

          The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at September 30, 2006.

Total

AAA	54.7%
AA	14.7%
A	17.2%
BBB	11.2%
BB & BELOW	2.0%
NR	0.2%

Total	100.0%

          At September 30, 2006, the average credit quality of the Company’s total fixed income portfolio was “AA”.

          As at September 30, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.2% of the Company’s total fixed income portfolio and approximately 12.0% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents and excludes any reduction to this exposure through credit default swaps, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)

Morgan Stanley	0.6%
General Electric Company	0.6%
Citigroup Inc	0.5%
Merrill Lynch & Co., Inc	0.4%
HSBC Holdings plc	0.4%
Lloyds TSB Group plc	0.4%
Wells Fargo & Company	0.4%
Bank of America Corporation	0.3%
Barclays plc	0.3%
The Royal Bank of Scotland Group plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond yield curves as at September 30, 2006 would decrease the fair value of the Company’s fixed income portfolio by approximately 3.8% or $1.5 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

          As at September 30, 2006, the Company’s equity portfolio, which for financial reporting purposes includes certain fixed income mutual fund investments that do not have the risk characteristics of equity investments, was $847.3 million as compared to $868.8 million as at December 31, 2005. As at September 30, 2006, the Company’s allocation to equity securities was approximately 1.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 2.1% as at December 31, 2005.

          As at September 30, 2006, approximately 42% of the equity holdings was invested in U.S. companies as compared to approximately 53% as at December 31, 2005. As at September 30, 2006, the top ten equity holdings represented approximately 5.7% of the Company’s total equity portfolio as compared to approximately 5.8% as at December 31, 2005.

          The Company’s equity portfolio is exposed to price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $84.7 million as at September 30, 2006 as compared to $86.9 million as at December 31, 2005.

Alternative Investment Portfolio

          The Company’s alternative investment portfolio had approximately 60 separate fund investments at September 30, 2006 with a total exposure of $1.8 billion representing approximately 4.0% of the total investment portfolio as compared to December 31, 2005 where the Company had approximately 80 separate fund investments with a total exposure of $1.7 billion representing approximately 4.1 % of the total investment portfolio.

          As at September 30, 2006, the alternative investment style allocation was 39% in Directional/tactical strategies, 27% in Event-driven strategies, 26% in Arbitrage strategies, and 8% in Multi-strategy strategies. As at December 31, 2005, the alternative investment style allocation was 43% in Directional/tactical strategies, 31% in Event-driven strategies, 18% in Arbitrage strategies, and 8% in Multi-strategy strategies.

Private Investment Portfolio

          As at September 30, 2006, the Company’s exposure to private investments was approximately $296.2 million compared to $252.2 million as at December 31, 2005. As at September 30, 2006, the Company’s exposure to private investments comprised approximately 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), as compared to 0.6% as at December 31, 2005.

Bond and Stock Index Futures Exposure

          As at September 30, 2006, bond and stock index futures outstanding had a net short position of $846.6 million as compared to a net long position of $46.4 million as at December 31, 2005. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $84.7 million as at September 30, 2006 and $4.6 million as at December 31, 2005, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Foreign Currency Exchange Risk

          The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net foreign currency denominated receivable on foreign exchange contracts as at September 30, 2006 was $191.8 million as compared to a payable of $603.0 million as at December 31, 2005, with a net unrealized loss of $2.8 million as compared to a net unrealized gain of $15.9 million as at December 31, 2005.

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

      In November 2006, the Company discovered certain errors in its Consolidated Statements of Cash Flows. These errors resulted from a misapplication of the accounting standards relating to Statements of Cash Flows. The Company brought the errors to the attention of its independent auditor and determined that it would restate its Consolidated Statements of Cash Flows for the periods ending March 31, 2006, June 30, 2006 and the years ended December 31, 2003, 2004, and 2005, respectively. See Note 1 to the Consolidated Financial Statements. Management and the Company's independent auditors have concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness. The Company has taken steps to remediate the significant deficiency in the processes surrounding the preparation of the Consolidated Statements of Cash Flows.

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

          On June 17, 2004, William Kronenberg, III, Frank A. Piliero and David M. Rosenberg (together, the “Claimants”) commenced an arbitration against the Company before the American Arbitration Association (“AAA”) in New York, New York. The Claimants and the Company were parties to a stock purchase agreement dated June 1, 1999, pursuant to which the Company acquired the outstanding capital stock of ECS, Inc. (the “Stock Purchase Agreement”). In their AAA arbitration demand, the Claimants asserted claims of fraud and deceitful conduct, negligent misrepresentation, and breach of contract and a covenant of good faith and fair dealing, all relating to the allegation that the Company failed to make certain contingent payments allegedly due to the Claimants under the Stock Purchase Agreement. Claimants sought $85 million (the maximum amount payable under the contingent payment provision at issue), plus punitive damages, interest, costs and attorneys’ fees. On February 21, 2006, the AAA panel issued a final award in favor of the Company with respect to the major disputes at issue. On June 21, 2006 the parties reached a settlement in principle of all remaining issues in dispute and the settlement was finalized in a settlement agreement, which became effective on September 26, 2006.

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

          In August 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants, in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs have asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL continues. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006. In accordance with the Court’s October 3, 2006 Order, defendants anticipate filing responses to plaintiffs’ supplemental pleadings. On or about February 13, 2006, plaintiffs filed a motion seeking class certification. Defendants filed an opposition to the class certification motion, as well as a separate motion seeking to exclude the testimony of the expert witness upon whom plaintiffs have relied in seeking class certification. It is anticipated that oral argument in connection with plaintiffs’ class certification motion will not be held before sometime in 2007. Discovery has been underway since the fall of 2005.

          On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Complaint, which makes the same basic allegations as those alleged in the MDL Amended Complaint, asserts statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The Judicial Panel on Multidistrict Litgation (the “JPML”) issued a Conditional Transfer Order directing that the New Cingular Lawsuit be transferred to the U.S. District Court for the District of New Jersey so that it can be coordinated and/or consolidated with the MDL. Certain parties in the New Cingular Lawsuit filed motions seeking to vacate the JPML’s Conditional Transfer Order. By Order entered on October 16, 2006, the JPML denied those motions and directed that the New Cingular Lawsuit be coordinated or consolidated with the MDL for pretrial purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2006	12,539	61.48	—	$135.4 million
August 1-31, 2006	6,358	62.10	—	$135.4 million
September 1-30, 2006	—	—	—	$135.4 million

Total	18,897	61.69	—	$135.4 million

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

(3)

On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the share repurchase program during the three or nine months ended September 30, 2006. As of September 30, 2006, the Company could repurchase up to approximately $135.4 million of its equity securities under the share repurchase program.

ITEM 6. EXHIBITS

10.1*	Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street.

10.2*	Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and James H. Veghte.

10.3*	Consulting Agreement, dated as of September 15, 2006, between XL Capital Ltd and Christopher V.
Greetham.

10.4*	Employment Agreement, dated as of September 1, 2006, between XL Capital Ltd and Michael C. Lobdell.

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certification.

* Previously filed with the original Quarterly Report on Form 10-Q for the period ended September 30, 2006, as filed on November 9, 2006, and herein incorporated by reference.

** Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD
(Registrant)

Date: November 14, 2006	/s/ BRIAN M. O’HARA

Brian M. O’Hara
President and Chief Executive Officer

Date: November 14, 2006	/s/ JERRY DE ST. PAER

Jerry de St. Paer
Executive Vice President and
Chief Financial Officer