Form 10-K
period 2006-12-31
XL CAPITAL LTD
filed 2007-03-01
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____ to _____
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

XL House, One Bermudiana Road Hamilton, Bermuda HM 11 (Address of principal executive offices and zip code)	(441) 292-8515 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series A 8.00% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
Series B 7.625% Preference Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
6.50% Equity Security Units	New York Stock Exchange, Inc.
7.00% Equity Security Units	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on February 26, 2007 was approximately $13.1 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on that date. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

          As of February 26, 2007, there were outstanding 181,050,543 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

          The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 27, 2007 is incorporated by reference into Part III of this Form 10-K.

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

History

          XL Capital Ltd, through its subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages, and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the Company was named EXEL Limited on that date.

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

          On July 25, 2001, the Company acquired certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American-based large corporate insurance business globally. Results of operations of Winterthur International have been included from July 1, 2001, the date from which the economic interest was transferred to the Company. In 2003, the Company re-branded “XL Winterthur International” to “XL Insurance Global Risk.”

          Effective January 1, 2002, the Company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. On September 3, 2003, the Company exercised its option to buy the remaining 33% from MMA and changed the name of Le Mans Ré to XL Re Europe S.A. On October 18, 2006, the Company received approval to form a new European company, XL Re Europe Ltd, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business. XL Re Europe Ltd is the headquarters of the Company’s European reinsurance platform with branch offices in France and the U.K.

          On August 4, 2006, the Company completed the sale of 37% of XL Capital Assurance Ltd (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”) through the initial public offering (“IPO”) of Security Capital Assurance (“SCA”). XLCA and XLFA represented the Company’s financial guaranty insurance and financial guaranty reinsurance platforms, respectively.

          See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 to the Consolidated Financial Statements, “Business Combinations.”

Segments

          Following the IPO of SCA and changes in certain executive management responsibilities in 2006, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes. All periods presented in this report reflect these changes. The Company is now organized into five operating segments: Insurance, Reinsurance, Life operations, Financial lines, and SCA—in addition to a corporate segment that includes the general investment and financing operations of the Company.

          Following the IPO of SCA, the Financial Products and Services segment was divided into Financial lines and SCA. The Financial Lines segment includes (i) structured indemnity and structured credit products managed through the Company’s financial solutions operations, as well as, (ii) guaranteed investment contracts and funding agreements, (iii)

political risk insurance, (iv) weather and energy management products, (v) the earnings on the Company’s investment in Primus Guaranty, Ltd. (“Primus”) and (vi) legacy financial guaranty business and other transactions not transferred to SCA. The SCA segment comprises the triple-A rated financial guaranty insurance and reinsurance business.

          The Company evaluates the performance of each segment based on underwriting results for general insurance and reinsurance operations, and contribution from both life and financial operations that includes Financial lines and SCA. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations and contribution from financial operations, respectively.

          The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2006, 2005 and 2004. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2006 Gross Premiums Written	Percentage Change	2005 Gross Premiums Written	Percentage Change	2004 Gross Premiums Written

Insurance	$5,570,145	(3.7)%	$5,785,750	(2.3)%	$5,924,951
Reinsurance	3,084,733	(9.6)%	3,411,087	(1.3)%	3,456,511
Life operations	597,025	(73.8)%	2,274,520	62.8%	1,397,516
Financial lines	128,434	29.4%	99,272	33.0%	74,656
SCA	405,910	45.6%	278,868	3.1%	270,579

	$9,786,247	(17.4)%	$11,849,497	6.5%	$11,124,213

Insurance

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

          Specialty lines products include professional liability insurance, environmental liability insurance, aviation and satellite insurance, marine and offshore energy insurance, equine, excess and surplus lines and other insurance coverages including program business.

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

          Excess and surplus lines products include both general liability and property coverages. For general liability, most Insurance Services Office, Inc. products are written. For property, limits are relatively low and coverages exclude flood, earthquake and difference in conditions.

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

          The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty, intellectual property and trademark infringement, and other property and casualty coverage. The Company implemented an exit strategy for its small commercial property catastrophe coverage program in 2006.

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

          U.S. Terrorism

          The U.S. Terrorism Risk Insurance Act of 2002, as amended, (“TRIA”) became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George Bush signed a bill extending TRIA for two more years, continuing the program through 2007. TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e., those arising from international, not domestic acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified in TRIA, for each year this program is in effect, the Company is eligible for reimbursement by the Federal Government for up to 90% of its covered terrorism-related losses arising from a certified terrorist attack in 2005 and 2006, and up to 85% of such losses in 2007. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year.

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

          The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2006:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$1,558,746	$1,490,896	$1,483,518
Casualty	1,304,245	799,957	847,834
Property catastrophe	165,234	75,956	67,672
Other property	943,144	588,674	574,408
Marine, energy, aviation and satellite	942,974	695,391	676,009
Other specialty lines (1)	656,765	489,322	415,749
Other (2)	(963)	5,039	35,415

Total	$5,570,145	$4,145,235	$4,100,605

(1)	Other specialty lines includes environmental, programs, equine, warranty and excess and surplus lines of business.

(2)	Other includes political risk, accident & health, surety and other discontinued lines of business.

          Additional discussion and financial information about the Company’s Insurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

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

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

          Marketing and Distribution

          Clients (insureds) are referred to the Company through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, the Company has also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business. In general, the Company has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 19(a) to the Consolidated Financial Statements for information on the Company’s major brokers, “Commitments and Contingencies – Concentrations of Credit Risk.”

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

          Certain of the Company’s product lines have arrangements with third party administrators (“TPAs”) to provide claims handling services to the Company in respect of such product lines. These agreements set forth the duties of the TPA, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance. These arrangements are also subject to audit review by the Company’s claim department.

Reinsurance

          General

          The Company provides casualty, property, property catastrophe, marine, aviation, short-term life, accident and health, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis. Business written on a non-proportional basis generally provides for an indemnification by the Company to the ceding company for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. For business written on a proportional or “quota share” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of each/all incurred loss. For proportional business, the ceding company often receives a ceding commission based upon premiums ceded and may also, under certain circumstances, receive a profit commission. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The treaty business is mainly underwritten using reinsurance intermediaries while the individual risk business is generally underwritten directly with the ceding companies.

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

          The Company’s property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis and includes property catastrophe, property excess of loss and property proportional. A significant portion of the property business underwritten consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

          The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological, radiological and chemical, has also been excluded in many territories and classes. The Company’s predominant exposure under such coverage is to property damage.

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

          Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, trade credit, and political risk.

          The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., together with the Terrorism Risk Insurance Extension Act of 2005 (TRIEA),, the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., in addition to nuclear, biological, radiological and chemical (“NBCR”) acts, the Company generally excludes coverage included under TRIA from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBCR, or a similar clause that excludes terrorism completely. There are a limited number of classes underwritten where no terrorism exclusion exists.

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

          Underwriting

          Underwriting risks for the general reinsurance business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedant’s underwriting and claims experience, the cedant’s financial condition and claims paying rating, the exposure and/or experience with the cedant, and the line of business to be reinsured.

          Other factors assessed by the Company include the reputation of the proposed cedant, the geographic area in which the cedant does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedant where available and for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages. On-site underwriting reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedant’s underwriting operations, with particular emphasis on proportional and working excess of loss placements.

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

          Reinsurance Retroceded

          The Company uses third party reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as seeking to limit the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposures. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions and the credit worthiness of the counterparty.

          The Company’s property catastrophe exposures are subject to a detailed review twice a year following the main January and July renewal seasons. Following the increased frequency of Atlantic hurricanes in 2004 and 2005, significant changes have been made to the proprietary models used by the Company to both price and monitor catastrophe risk accumulations. In order to maximize the benefit from the new market environment, while limiting our net risk appetite, the Company utilized capacity available from a new reinsurance vehicle Cyrus Reinsurance Limited (“Cyrus Re”), to which the Company cedes a share of our property catastrophe risks. In so doing, the Company has been able to reduce its net retained risk and shares in the profitability of the reinsurance business ceded to this new vehicle in the form of market based profit commissions and other commissions for business ceded by the Company to this facility.

          The traditional catastrophe retrocession program that was originally placed in May and July 2004 was renewed in June and July 2006 to cover certain of the Company’s exposures net of Cyrus Re cessions. These covers give protection in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. The Company bought an additional structure with a restricted territorial scope for 12 months at August 2005. The Company continued to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

          The Company’s casualty reinsurance program included cover for multiple claims arising from three or more risks from a single occurrence or event. The economic benefit of the continued transfer of this risk did not merit the renewal of this program in October 2006.

          The Company continues to buy specific reinsurances on its property and aviation portfolios to manage its net exposures in these classes.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements “Reinsurance” for further information.

         Premiums

          The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2006:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

General Operations:
Professional liability	$297,962	$296,221	$346,870
Casualty	660,455	613,056	723,854
Property catastrophe	449,347	234,724	234,965
Other property	1,044,316	730,445	749,714
Marine, energy, aviation and satellite	176,928	139,748	154,313
Other (1)	455,725	386,920	381,587

Total	$3,084,733	$2,401,114	$2,591,303

(1)	Other includes political risk, surety, warranty, accident and health, and other lines of business.

          Additional discussion and financial information about the Reinsurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

          Competition

          The Company competes globally in the property and casualty markets.

          The Company’s major geographical markets for its property and casualty general reinsurance operations are North America, Europe and Bermuda (see also “Restructure of European Operations” below). The main competitors in each of these markets include the following:

North America – General Re Corporation, American Re Corporation, Swiss Re America Corporation,
Transatlantic Re, Everest Re Group Ltd, Hannover Re, and PartnerRe Ltd.

Europe – Munich Re, Swiss Re, Lloyd’s, General Cologne Re, SCOR Reinsurance Company, and PartnerRe Ltd.

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and Partner Reinsurance Company Ltd.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

          Marketing and Distribution

          See Insurance Operations – “Marketing and Distribution” and Item 8, Note 19(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk”, for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

          Restructure of European Operations

          During 2006, the Company established a licensed reinsurance company in Dublin, Ireland with new regulated branches in the U.K. and France to consolidate all the existing European reinsurance operations into one legal entity. The Company’s reinsurance operations are now established geographically into Bermuda operations, North America operations, European operations and Emerging Markets operations (covering Asia/Pacific and South America).

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

Life Operations

          General

          Life operations include life reinsurance business written from other life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

          Products offered cover a broad range of underlying lines of life assurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., and Continental Europe. In addition, a specialized “Life Fund Integration” team actively seeks to acquire closed life companies or blocks of closed life assurance business for run-off, principally in the U.K.

          The portfolio has two particularly significant components:

          1) The portfolio includes a small number of large contracts relating to portfolios of closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, the Company receives cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long term in nature, and the expected claims payout period can span 30 to 40 years with average duration of around 10 years. The Company is exposed to investment and survivorship risk over the life of these arrangements; and

          2) A growing element of the portfolio relates to life (in the U.S. and U.K.) and critical illness (in the U.K.) where the Company is exposed to the mortality, morbidity and lapse experience from the underlying business, again over the medium to long term.

          Underwriting & Claims Administration

          Life reinsurance transactions fall into two distinct forms. The first relates to the reinsurance of an existing and closed block of risks (“in-force deal”), where the precise nature of the underlying exposure is known at the date of execution. The second relates to the reinsurance of liabilities which are yet to be written by the ceding company (“new business treaty”) where, provided the subsequent risks are within the agreed treaty parameters, these risks may be added to the portfolio.

          The underwriting of an in-force deal is highly actuarial in nature, requiring detailed analytical appraisal of the key parameters which drive the ultimate profitability of the deal. This includes analysis of historic experience (claims, lapses, etc.) as well as the projection of these assumptions into the future. In addition to writing an in-force transaction through reinsurance, it is also possible to structure a transaction as the acquisition of a legal entity and its existing insurance business. This “closed fund” business may require additional non-insurance liabilities to be assumed and the Company has specialized team currently investigating opportunities in this field.

          For a new business treaty, in addition to the actuarial analysis required to set the terms, there is also a requirement to establish medical underwriting criteria which will apply to the new risks which may be added to the treaty. Once a treaty is accepted, there is then an ongoing need to monitor the risk selection by the medical underwriters at the ceding company and to ensure that the criteria are being met.

          The team includes many members with specialized actuarial and medical underwriting knowledge. Claims administration also relies on experience and specific medical expertise.

          The Company maintains comprehensive “terms of trade” guidelines for all core product lines, which are regularly monitored and refined. These guidelines describe the approach to be taken in assessing and underwriting opportunities, including the approach to be taken to the setting of core parameters and to determine appropriate pricing levels. The “terms of trade” are overseen by a separate team from the new business underwriters.

          In addition, the Company maintains a medical underwriting manual which sets out the approach to be taken to underwriting specific medical impairments when setting terms for a new business treaty.

          Reinsurance Retroceded

          The Company purchases limited retrocession capacity on a “per-life” basis in order to cap the maximum claim arising from the death of a single individual. Cover is purchased from professional retrocessionaires which meet the Company’s criteria for counterparty exposures. Limited retrocession of fixed annuity business has also been used to manage aggregate longevity capacity on specific deals.

          Premiums

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

Traditional Life	$246,647	$244,494	$245,341
Annuity	350,378	314,054	314,054

Total	$597,025	$558,548	$559,395

          Additional discussion and financial information about the life operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

          Competition

          While the Life Operations have a global remit, at the present time the core activity is in the U.S., U.K. and Continental Europe.

          Within the “new business treaty” arena, competition includes amongst others Reinsurance Group of America; Transamerica Re; Munich Re; Swiss Re; General Re and Hannover Re.

          For the fixed annuity business, competition mainly comes from less traditional reinsurance entities. Recent transactions in the U.K. have been executed by insurance entities such as Canada Life and Prudential (U.K.). In addition, new entities have recently been established (Paternoster, Synesis, PIC) which are expressing an interest in this line of business.

          Marketing and Distribution

          The Company predominantly markets its products directly to clients, with a smaller element sourced through reinsurance intermediaries. The marketing hinges on relationships developed by key officers and underwriters with their counterparts within client companies – particularly through professional contacts within the actuarial and underwriting communities.

          The Company is also open to opportunities presented by reinsurance intermediaries, and it maintains good relations with the broking community as well as with a wide range of professional advisory firms (actuarial and accounting) from whom opportunities may be referred.

          The Company’s distribution strategy is to avoid any undue concentration on any single client or market. For treaties relating to new business, there is an effort to target ceding companies which are themselves strong and growing in their target segments. This prioritization of potential clients is based on analysis of public, market information.

Financial Lines

          General

          Following the IPO of SCA on August 4, 2006, the operations of the former Financial Products and Services segment were split into two, SCA and Financial lines. The third quarter of 2006 represented the first instance of separate disclosure of the Financial Lines and SCA segments. All financial information and analysis for prior periods has been represented.

          The Financial lines segment includes (i) structured indemnity and structured credit products managed through the Company’s financial solutions operations, as well as, (ii) guaranteed investment contracts and funding agreements, (iii) political risk insurance, (iv) weather and energy management products, (v) the earnings on the Company’s investment in Primus and (vi) legacy financial guaranty business and other transactions not transferred to SCA.

          Structured indemnity products cover a range of insurance risks including property and casualty insurance and reinsurance risks, certain types of residual value exposures and other market risk management products. Structured finance products include credit protection covers for financial institutions and industrial companies, and may be executed on an insurance, risk participation, derivative or funded basis. Exposures include performance risk from certain types of pools of asset-backed securities as well as trade and project finance structured financings.

          Guaranteed investment contracts (GICs) are customized financial products that offer a guaranteed investment return to the purchaser. GIC issuance is driven by municipal and structured finance bond issuers needing to reinvest bond proceeds. For example, a municipal entity that raises funds for a particular project may invest such funds in a GIC pending their drawdown to complete the project. Funding agreements (FAs) are very similar to GICs, are issued from a life insurance company and have known cash flows. FAs are sold to institutional investors, typically through medium term note programs. GICs and funding agreements provide users guaranteed rates of interest on amounts invested with the Company. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of its estimated ultimate liability on such agreements.

          Political and credit risk insurance generally covers risks arising from expropriation, currency inconvertibility, contract frustration, non-payment and war on land or political violence (including terrorism) largely in developing regions of the world. Political and credit risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in connection with investments and contracts in emerging market countries. Through December 31, 2005, the majority of such insurance was written through a managing general agent, Sovereign Risk Insurance Ltd. (“Sovereign”), in which the Company was a joint venture partner. On February 1, 2006, the Company sold its interest in Sovereign and is no longer writing the business produced by it. The in-force business written by the Company through January 31, 2006 is being run-off by the Company with claims management handled by Sovereign. The Company’s own political and credit risk underwriting team continues to underwrite such business subsequent to February 1, 2006.

          The Company’s weather and energy risk management products are customized solutions designed to assist corporate customers, primarily energy companies and utilities, to manage their financial exposure to variations in underlying weather conditions and related energy markets. Weather risk management contracts generally average one season (five months) in duration. The Company uses the capital markets to hedge portions of the risks it has underwritten. The Company continues to grow its contingent power generator outage insurance business. The outage insurance product protects utilities so that in the event of a generator failure, the cost of purchasing replacement electricity above a previously established strike price in the power markets is covered. The Company utilizes markets in electricity, but does not actively trade weather or energy derivatives.

          Also included within the results of the segment is the earnings on the Company’s investment in Primus, which specializes in credit risk protection through credit derivatives, and the run-off of certain financial guaranty contracts and credit default swaps.

          Underwriting

          With respect to the structured indemnity products business, the Company underwrites the liability risks, as well as any asset liability matching requirements, by contract. The Company typically utilizes cash flow based models to assess the risks and pricing terms relative to established underwriting criteria.

          With respect to the GIC business, the Company underwrites the cash flow risks associated with each contract and continually monitors each contract’s performance. The Company utilizes underwriting guidelines to assess risks, internal cash flow, and asset liability models to price each contract. The Company focuses on reinvestment opportunities associated with municipal and structured finance bond issuers. Individual funding agreements are issued in the context of the overall cash flow structure of the asset/liability portfolio, taking into consideration the impact of each new funding agreement offering on the overall risk position of the Company. No liability specific underwriting is required.

          For the weather and energy business, the Company has seasonal value at risk (“VaR”) limits for weather and electricity generator outage exposures. For business written by the Company’s Political Risk Insurance unit, there are specified risk, obligor and country limits as part of explicit underwriting guidelines.

          Reinsurance Ceded

          Similar to the Company as a whole, the financial lines operations utilize outwards reinsurance for single risk and portfolio management purposes. For the weather and energy risk management business, the Company uses derivatives as well as reinsurance to hedge or mitigate its primary exposure. For the political risk and structured indemnity businesses, the Company has retroceded certain risks on a facultative basis to reduce overall exposure to large market events.

          Premiums

          The following table is an analysis of the Financial lines gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

Structured Indemnity	$86,685	$86,685	$81,471
Political Risk	17,818	17,339	22,708
Other (1)	23,931	7,399	21,250

Total	$128,434	$111,423	$125,429

(1)	Other includes weather and energy risk management products, alternative risk transfer products, and financial guaranty.

          Competition

          With respect to the structured finance and structured indemnity business, competition is encountered from a broad range of financial institutions and multiline reinsurers including Swiss Re, AIG, Berkshire Hathaway and Zurich. Other political risk reinsurers include Axis, AIG, Zurich, Chubb and ACE.

          With respect to the Company’s weather and energy risk management business, competition is encountered in both the U.S. and on a worldwide basis from companies within the energy, insurance and, to an increasing extent, the financial services sector. In the weather market the primary competitors are Swiss Re, White Mountains, Merrill Lynch, Renaissance Re and GuaranteedWeather.

          With respect to the Company’s municipal reinvestment contract business, competitors include financial institutions in the banking, investment banking, life insurance and financial guaranty industries. These include Aegon, AIG, Financial Security Assurance Holding Ltd (“FSA”), IXIS, MBIA, Inc. (“MBIA”), Pallas Funding, Rabobank, and Wells Fargo.

          Marketing and Distribution

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

          GIC business is mainly originated through specialized intermediaries including brokers, financial advisors, and investment banks. Funding agreements are typically sold through and distributed by investment banks.

          With respect to the Company’s weather and energy risk management business, new clients are primarily acquired through direct marketing but may also be referred through a number of specialist intermediaries. The Company’s main clients are in the energy and financial services sector.

          Claims Administration

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

          The claims management of the run-off Sovereign portfolio is handled by Sovereign, while all other political risk business is administered internally using the same guidelines as detailed within the Insurance segment operations.

          Claims administration and notification for structured and alternative risk business is principally handled by third party administrators, and claims are settled following a review of the claim detail and verification of its validity.

SCA

          General

          SCA, through its subsidiaries, provides credit protection through the issuance of financial guaranty insurance policies and credit default swaps, as well as the reinsurance thereof.

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

          Reinsurance Ceded

          Similar to the Company as a whole, SCA operations utilize outwards reinsurance for single risk and portfolio management purposes. The Company has retroceded risks on a facultative basis to third party reinsurers to provide greater flexibility to manage large single risks and reduce concentrations in specific bond sectors or geographic regions.

          Premiums

          The following table is an analysis of SCA’s gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006:

	Gross	Net	Net
	Premiums	Premiums	Premiums
(U.S. dollars in thousands)	Written	Written	Earned

Financial Guaranty Insurance	$351,816	$347,033	$166,678
Financial Guaranty Reinsurance	54,094	54,094	26,108

Total	$405,910	$401,127	$192,786

          Additional discussion and financial information about the SCA segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

          Competition

          The principal competitors in the municipal and asset-backed insured markets include other triple-A rated and, to a lesser extent, double-A rated monoline financial guarantors and multiline insurance companies and banks. The principal triple-A monoline insurers include MBIA, Ambac Financial Group, Inc. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”) and FSA. There are also many means by which issuers may borrow money without using third party credit enhancement. For example, structured financings may be executed by issuing senior and subordinated tranches of debt that effectively substitute for third party enhancement. Additionally, issuers may raise debt financing by issuing corporate debt or by borrowing from banks. Such alternatives effectively constitute a form of competition for financial guaranty insurance companies.

          Marketing and Distribution

          Marketing of SCA’s financial guaranty business is targeted based on the type and stage of completion of the transaction. Targeted parties include investment bankers, issuers of, and investors in, credit-enhanced transactions and concessionaires in certain transactions. Other financial guaranty insurers or reinsurers or other counterparties may also be a source of new business, particularly with respect to reinsurance.

          Claims Administration

          Claims management for SCA includes the identification of potential claims through systematic surveillance of the insured portfolio, the establishment of reserves for losses that are both probable and estimable, the accounting for loss adjustment expenses, the receipt of claims, the approval of claim payments and the notification to reinsurers. Surveillance also involves proactive efforts to prevent or mitigate potential claims once they are identified. If a claim is paid, recoveries will be sought based on the security pledged under the policy.

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

(U.S. dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$3,166	$3,609	$4,303	$4,537	$4,207	$7,004	$8,313	$10,721	$12,875	$17,355	$18,068
LIABILITY RE-ESTIMATED AS OF:
One year later	2,843	3,354	4,016	4,142	4,382	7,404	9,250	10,989	13,989	17,244
Two years later	2,704	3,038	3,564	4,085	4,345	8,423	9,717	12,032	13,879
Three years later	2,407	2,737	3,580	4,120	5,118	8,653	10,723	12,038
Four years later	2,227	2,658	3,461	4,624	5,294	9,727	10,738
Five years later	2,144	2,505	3,742	4,747	5,435	9,674
Six years later	2,026	2,663	3,774	4,858	5,419
Seven years later	2,115	2,704	3,872	4,872
Eight years later	2,146	2,793	3,833
Nine years later	2,198	2,828
Ten years later	2,233
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	933	781	470	(335)	(1,212)	(2,670)	(2,425)	(1,317)	(1,004)	111
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$234	$458	$812	$1,252	$1,184	$2,011	$2,521	$1,985	$2,008	$3,437
Two years later	576	932	1,594	1,828	1,920	3,984	3,800	2,867	3,884
Three years later	932	1,404	1,928	2,306	2,683	4,703	4,163	4,380
Four years later	1,235	1,525	2,249	2,824	3,038	4,641	5,365
Five years later	1,313	1,732	2,555	3,035	3,290	5,526
Six years later	1,466	1,903	2,741	2,807	3,774
Seven years later	1,603	2,085	2,856	3,110
Eight years later	1,749	2,187	3,059
Nine years later	1,826	2,311
Ten years later	1,907

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Consolidated Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$3,623	$3,972	$4,897	$5,369	$5,668	$11,807	$13,333	$16,763	$19,838	$23,768	$23,080
LIABILITY RE-ESTIMATED AS OF:
One year later	3,221	3,763	4,735	5,266	6,118	12,352	15,204	18,399	20,209	23,379
Two years later	3,164	3,496	4,352	5,147	6,105	14,003	16,994	18,730	19,755
Three years later	2,902	3,243	4,316	5,176	6,909	15,377	17,210	18,534
Four years later	2,753	3,139	4,232	5,663	7,086	15,441	17,048
Five years later	2,663	2,979	4,508	5,798	7,240	15,267
Six years later	2,564	3,132	4,568	5,890	7,223
Seven years later	2,650	3,181	4,658	5,881
Eight years later	2,673	3,266	4,629
Nine years later	2,714	3,273
Ten years later	2,752
CUMULATIVE REDUNDANCY (DEFICIENCY)	871	699	268	(512)	(1,555)	(3,460)	(3,715)	(1,771)	83	389

          The following table presents an analysis of paid, unpaid and incurred losses and loss expenses for the Company’s general and financial operations and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2006	2005	2004

Unpaid losses and loss expenses at beginning of year	$23,767,672	$19,837,669	$16,763,124
Unpaid losses and loss expenses recoverable	(6,412,648)	(6,962,131)	(6,042,505)

Net unpaid losses and loss expenses at beginning of year	17,355,024	12,875,538	10,720,619
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,349,242	6,351,281	4,643,894
Prior years	(110,604)	1,113,720	267,594

Total net incurred losses and loss expenses	4,238,638	7,465,001	4,911,488
Exchange rate effects	371,580	(375,749)	309,768
Net loss reserves acquired	40,184	—	—
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	500,552	602,153	1,081,547
Prior years	3,437,208	2,007,613	1,984,790

Total net paid losses	3,937,760	2,609,766	3,066,337
Net unpaid losses and loss expenses at end of year	18,067,666	17,355,024	12,875,538
Unpaid losses and loss expenses recoverable	5,012,476	6,412,648	6,962,131

Unpaid losses and loss expenses at end of year	$23,080,142	$23,767,672	$19,837,669

          The Company’s net unpaid losses and losses expense reserves broken down by operating segment at December 31, 2006 and 2005 was as follows:

(U.S. dollars in millions)	December 31, 2006	December 31, 2005

Insurance	$10,454	$9,860
Reinsurance	7,175	7,212
Financial Lines	285	144
SCA	154	139

Net unpaid loss and loss expense reserves	$18,068	$17,355

Current year net losses incurred

          Current year net losses incurred in 2006 decreased from 2005 due primarily to the lack of natural catastrophes such as Hurricanes Katrina, Rita and Wilma that occurred in 2005. Net losses incurred in 2004 also included significant losses due to hurricane activity, however, the losses were substantially less than those experienced in 2005.

          Collectively, Hurricanes Katrina, Rita, Wilma and other smaller natural catastrophes in the third and fourth quarters of 2005 had a substantial impact on the results of the Company for the year ended December 31, 2005. The Company incurred in 2005 net losses of $1.27 billion, $357.9 million, $247.1 and $96.0 million, net of reinsurance recoveries, related to Hurricane Katrina, Rita, Wilma, and the combined impact of the other natural catastrophes, respectively, based on estimates of loss and damage.

          The 2004 Atlantic hurricane season resulted in four insured hurricane losses aggregating to $516.6 million, net of reinsurance recoverables.

Prior year net losses incurred

          The following tables present the development of the Company’s gross and net, losses and loss expense reserves for its general and financial operations. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$23,768	$19,838	$16,763
Net (favorable) adverse development of those reserves during the year	(389)	371	1,636

Unpaid losses and loss expense reserves re-estimated one year later	$23,379	$20,209	$18,399

Net

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$17,355	$12,875	$10,721
Net (favorable) adverse development of those reserves during the year	(111)	1,114	268

Unpaid losses and loss expense reserves re-estimated one year later	$17,244	$13,989	$10,989

          As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2005, net adverse development on net unpaid losses and loss expense reserves was significantly greater than the net adverse development on gross unpaid losses and loss expense reserves due to the unfavorable conclusion of the independent actuarial process with Winterthur Swiss Insurance Company, as $834.2 million of reinsurance recoverables related to post closing protection on the acquired Winterthur Business were rendered uncollectible. In 2004, gross adverse development related primarily to the acquired Winterthur International insurance operations (the “Winterthur Business”), which was reinsured through the post closing protection referred to below.

          The following table presents the net (favorable) adverse prior years loss development of the Company’s loss and loss expense reserves for its general and financial operations by each operating segment for each of the years indicated:

(U.S. dollars in millions)	2006	2005	2004

Insurance	$(13)	$1,020	$292
Reinsurance	(126)	94	(24)
Financial Lines and SCA	28	—	—

Total	$(111)	$1,114	$268

          Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006, was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $3.0 million and $72.8 million of prior year adverse development in certain professional, marine and aviation, and other lines of business, respectively. Property reserve releases resulted from favorable experience in the 2005 accident year for both attritional and catastrophe losses. Casualty releases were noted largely in Europe including $69.2 million related to casualty business acquired from Winterthur combined with continued favorable development of the business re-underwritten post acquisition. The professional adverse development relates primarily to the Bermuda portfolio. This development is split into the 2002 and prior periods for D&O and 2004 and subsequent periods for employment practices liability as new types of actions based on employment demographics have emerged. Adverse development from the 2005 hurricanes impacted marine, but was offset by favorable development in aviation reserves. Other adverse development resulted primarily from discontinued lines such as surety and political risk, combined with an unrecoverable reinsurance balance from an accident and health line reinsurer. The gross prior year development for the Insurance segment was $371.4 million favorable. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty have developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

          Within the Reinsurance segment, net overall favorable prior year reserve development for the year ended 2006 was $125.7 million. This overall favorable development was made up of releases of $190.2 million in property and other shorter-tail lines of business and $10.9 million in casualty lines, partially offset by $75.4 million in adverse development specifically related to the 2005 catastrophes. Net releases in casualty lines reflect positive claims experience in the core U.S. reinsurance and primary books including those years subject to the Company’s detailed casualty claims review (“CAR”) review in 2003 partially offset by some older asbestos and environmental development and $18.0 million related to a disputed claim impacting underwriting years 1996-2000 that settled during the year. The gross prior year development for the Reinsurance segment was $46.0 million favorable. This gross favorable development is less than the corresponding net development as net strengthening on the 2005 catastrophes was lower than the gross strengthening due to reinsurance recoveries.

          Within the Financial lines segment, net adverse development for the year ended December 31, 2006 was $28.3 million which primarily related to adverse Hurricane Rita development on a structured property and casualty contract.

          Prior years net adverse development in 2005 was impacted by the unfavorable conclusion of the independent actuarial process with Winterthur Swiss Insurance Company, as $834.2 million of reinsurance recoverables related to post closing protection on the acquired Winterthur Business were rendered uncollectible. In addition, the Company incurred higher than expected development relating to U.S. casualty and professional reinsurance businesses of $267.0 million and excess professional liability insurance lines of business of $259.5 million. Partially offsetting this adverse development were releases of $211.6 million in reinsurance and insurance property lines of business globally and to a lesser degree, casualty insurance business written on the Company’s European global risk platform.

          Prior years net adverse development in 2004, related primarily to increases in reported insurance case reserves for excess professional liability, excess casualty and specialty lines.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves acquired

          During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract written by the Financial lines segment, of which $18.3 million in losses related to asbestos and environmental claims. Given the nature of the policy, the combined aggregate limit on the total acquired reserves is $60.0 million, not including coverage for claims handling costs over a defined period.

          There were no net loss reserves acquired in 2005 or 2004.

Exchange rate effects

          Exchange rate effects on net loss reserves in each of the three years ended December 31, 2006 related to the global operations of the Company where reporting units have a functional currency that is not the U.S. dollar. The decrease in the value of the U.S. dollar in 2006 and 2004, combined with the increase in the value of the U.S. dollar during 2005 mainly compared to the Swiss franc, U.K. sterling and the Euro has given rise to translation and revaluation exchange movements related to carried loss reserve balances of $371.6 million, $(375.7) million and $309.8 million in 2006, 2005 and 2004, respectively.

Net paid losses

          Total net paid losses were $3.9 billion, $2.6 billion and $3.1 billion in 2006, 2005 and 2004, respectively. For 2006, the increase in net paid losses is due to payments for catastrophes that occurred in 2005. For 2005, the decrease in net paid losses over 2004 related primarily to the recovery received from Winterthur Swiss Insurance Company upon conclusion of the independent actuarial process, partially offset by payments for catastrophes in both 2004 and 2005. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other loss related information

          The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2006 and 2005, the reserve for potential non-recoveries from reinsurers was $218.3 million and $260.7 million, respectively.

          Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2005: 5%). The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2006 and 2005 were $812.1 million and $716.7 million, respectively. The related discounted unpaid losses and loss expenses were $367.1 million and $322.2 million as of December 31, 2006 and 2005, respectively.

Investments

Investment structure and strategy

          The Company’s investment operations are managed centrally by the Company’s investment department, with the exception of SCA which oversees its own portfolio, which also provides certain investment advice and support for the rest of the Company’s operations. The Finance Committee of the Board of Directors of the Company, and the Finance and Risk Oversight Committee of SCA, approves the respective investment policies and guidelines, and reviews the implementation of the investment strategies on a regular basis. The Company’s financial reporting consolidates all of the investment assets of SCA, which are managed by SCA.

          The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and build book value for the Company over the longer term. The strategy strives to maximize investment returns while taking into account market and credit risk. Market risk may arise due to interest rate variability and exposure to foreign denominated currencies, which the Company seeks to manage through asset/liability management, and due to the allocation to risk assets, including global equity securities and alternative investments, which the Company seeks to manage through diversification. Credit risk arises from investments in fixed income securities and is managed with aggregate and portfolio limits and by establishing minimum credit quality guidelines. The Company guidelines require a minimum Aa3/AA- weighted-average rating for its fixed income portfolio.

          The Company’s investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2006 and 2005, total investments, cash and cash equivalents and accrued investment income, less net payable for investments purchased, was $44.7 billion and $41.6 billion, respectively.

          Functionally, the Company’s investment portfolio is divided into three principal components. The largest component is the asset/liability portfolio which consists of general account and structured and spread fixed income assets.

          General account fixed income assets, supporting property and casualty and financial guaranty liabilities, together with part of the future policy benefit reserves, was approximately $26.0 billion and $23.7 billion at

December 31, 2006 and 2005, respectively. The key focus for this component is asset and liability management and it is used to provide liquidity to settle claims arising from the Company’s general and financial guaranty operations. The general account portfolio is made up of investment grade fixed income securities.

          Structured and spread fixed income assets, supporting deposit liabilities and the majority of the future policy benefit reserves, was approximately $14.1 billion and $13.7 billion at December 31, 2006 and 2005, respectively. This portfolio consists of highly structured actively managed investment portfolios that support specific insurance and reinsurance transactions. Many of these transactions have underlying liabilities that pay out over many years. As a result, asset and liability management is also a key focus for this portfolio.

          The second component of the investment portfolio is the risk asset portfolio, which was approximately $4.1 billion and $3.8 billion at December 31, 2006 and 2005, respectively. The risk asset portfolio is that portion of the Company’s surplus that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The Company utilizes a risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio currently includes four core diversified total return strategy portfolios incorporating: (i) alternative investment strategies; (ii) high yield fixed income; (iii) public equities; and (iv) private investments, which include private equity and mezzanine funds and non-rated tranches of collateralized debt obligations.

          The alternative investment portfolio, part of the risk asset portfolio, is a diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund generally pursuing absolute return investment mandates. These funds are typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets. For the majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and are included in the Consolidated Balance Sheet under “Investments in affiliates.” The objective of the alternative investment portfolio is to attain a high risk-adjusted total return while maintaining a moderate to low level of sensitivity to the movements in traditional asset classes and realizing a low volatility. This portfolio was $1.9 billion and $1.7 billion at December 31, 2006 and 2005, respectively.

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

          The third component of the Company’s total investment portfolio, valued at $0.5 billion and $0.4 billion at December 31, 2006 and 2005, respectively, is related to insurance and financial affiliates and investments in investment management companies. At December 31, 2006, the Company owned minority stakes in nine independent investment management companies. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

          Where the Company maintains significant influence over the decisions of the investment management organization, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investors access to a wide array of asset classes and investment strategies. It is a strategic objective of the Company to continue to expand the diversification of investment products offered by its affiliates by assisting existing affiliates in launching new products and new lines of business as well as by making additional ownership investments in other specialty asset managers. See Item 8, Note 7 to the Consolidated Financial Statements, “Investments.”

Implementation of investment strategy

          Although the Company’s management is responsible for implementation of the investment strategy, the day-today management of the investment portfolio is outsourced to investment management service providers. External investment managers are selected and monitored using a disciplined due diligence process. Each investment manager may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk parameters, and diversification requirements that fall within the Company’s overall guidelines discussed above. Compliance with investment guidelines is monitored on a regular basis by management.

Investment performance

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Credit ratings, duration and maturity profile

          It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the weighted average rating of securities. The highest credit rated fixed income securities are held within the asset/liability portfolio. Sub-investment grade (high yield) fixed income securities are held within the risk asset portfolio. The weighted average credit rating of the fixed income portfolio was AA at December 31, 2006 and 2005.

          The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2006 or 2005.

          The aggregate duration and currency of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years and currency of the main components of the fixed income portfolio at December 31, 2006 and 2005:

Investment Portfolio Duration in Years	December 31, 2006	December 31, 2005

Fixed income portfolio by Liability Type
General Account	3.4	3.2
Structured and Spread	5.0	5.1
Total Fixed income portfolio	3.9	3.9
Fixed income portfolio by Liability Currency
U.S. Dollar	2.7	2.5
U.K. Sterling	8.2	8.8
Euro	6.3	7.2
Other	3.7	3.1
Total Fixed income portfolio	3.9	3.9

          The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 7 to the Consolidated Financial Statements, “Investments.”

Ratings

          The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent agencies.

          In March of 2006, Fitch upgraded the long-term debt ratings for XL Capital Ltd and XL Capital Finance (Europe) plc to “A” from “A-.” The outlooks remain stable.

          In the fourth quarter of 2005, Standard & Poor’s, lowered the Company’s core property and casualty operating companies’ financial strength ratings to “A+” from “AA-” and affirmed them with a stable outlook. During this period, Moody’s Investors Service, Inc. also lowered the insurance financial strength ratings of the Company’s leading insurance operating subsidiaries to “Aa3” from “Aa2” and confirmed the insurance financial strength ratings of its leading reinsurance operating subsidiaries at “Aa3.” In October 2005, Fitch Ratings Inc. lowered the insurance financial strength ratings of the Company’s lead insurance and reinsurance operating subsidiaries to “AA-” from “AA.” A.M. Best Company, Inc. affirmed the Company’s financial strength rating of “A+” and its operating subsidiaries’ issuer credit ratings of “aa-” in December 2005. The Company subsequently raised $3.2 billion through the issuance of ordinary shares and equity security units in December 2005.

          The following are the financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at December 31, 2006 and 2005:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating

Standard & Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	A+ (Outlook Stable)	“Strong” financial security characteristics.

The “A” grouping is the third highest out of nine main ratings. Main ratings from AA to CCC are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “–” indicating the lower end of the main rating.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AA- (Outlook Stable)	“Very strong” capacity to meet policyholder and contract obligations.

The “AA” rating is the second highest out of twelve ratings categories. AA insurers are viewed as possessing very strong capacity to meet policyholder and contract obligations. “+” or “–” may be appended to a rating to indicate the relative position of a credit within the rating category.

A.M. Best	“An opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A+ (Outlook Stable)	“Superior” ability to meet its obligations to policyholders.

The “A+” grouping is the second highest ratings category out of fifteen. It is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders.

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	Aa3 (Outlook Stable)	“Excellent” financial security.

The “Aa” grouping is the second highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

          The following are the financial strength ratings from internationally recognized rating agencies currently and as of December 31, 2006 and 2005 in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating

Standard & Poor’s	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	AAA	“Extremely strong” financial security characteristics.	This is the highest out of nine main ratings groupings.

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligation.”	Aaa	“Exceptional” financial security	This is the highest out of nine main ratings categories.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	AAA	“Exceptionally strong” capacity to meet policyholder and contract obligations.	This is the highest out of twelve main ratings categories.

          In addition, XL Capital Ltd currently has the following long term debt ratings: “a-” (stable) from A.M. Best, “A-” (stable) from Standard and Poor’s, “A3” (stable) from Moody’s and “A” (stable) from Fitch.

          The Company believes that the primary users of ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors.

Tax Matters

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 25 to the Consolidated Financial Statements, “Taxation.”

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

          United States

          Within the United States, the Company’s insurance and reinsurance subsidiaries are subject to regulation and supervision by their respective states of incorporation and by other jurisdictions in which they do business. The methods of regulation vary, but in general have their source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations. All transactions between or among the insurance and reinsurance company subsidiaries must be fair and equitable. In general, such regulation is for the protection of policyholders rather than shareholders.

          Regulations generally require insurance and reinsurance companies to furnish information to their domestic state insurance department concerning activities that may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. A reinsurance company is not generally required to have an insurance license to reinsure a U.S. ceding company from outside the U.S. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedant’s state of domicile or another U.S. state with equivalent insurance regulation or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that the form and rate of reinsurance contracts and the market conduct of reinsurers are not subject to regulator approval.

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

          Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company’s U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. The Company’s U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of net investment income to the extent that it has not previously been distributed.

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

          International Operations

          A substantial portion of the Company’s general insurance business and a majority of its life reinsurance business is carried on in foreign countries. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where countries may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

          In addition to these requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and limitations on the share of profits to be returned to policyholders on participating policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers full compensation. For further information see Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data.”

          European Union

          Financial services including insurance, reinsurance, securities and Lloyd’s in the United Kingdom are regulated by the Financial Services Authority (“FSA”). The FSA’s Handbook of Rules and Guidance (the “FSA Rules”) covers all aspects of regulation including capital adequacy, financial and non-financial reporting and certain activities of U.K.-regulated firms. The Company’s subsidiaries carrying out regulated activities in the U.K. comply with the FSA Rules. The Company’s Lloyd’s managing agency, its managed syndicates and its associated corporate capital vehicles are subject to additional Lloyd’s requirements.

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

Employees

          At December 31, 2006, the Company had 3,772 employees. At that date, 313 of the Company’s employees were represented by workers’ councils and 398 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

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

          The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Governance Committee of the Board of Directors, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

          The Company intends to post on its website at http://www.xlcapital.com any amendment to, or waiver of, a provision of its Code of Business Conduct & Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.

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

          In the fourth quarter of 2005, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) lowered XL Capital’s core property and casualty operating companies’ financial strength ratings to “A+” from “AA-” and affirmed them with a stable outlook. During this period, Moody’s Investors Service, Inc. (“Moody’s”) also lowered the insurance financial strength ratings of XL Capital’s leading insurance operating subsidiaries to “Aa3” from “Aa2” and confirmed the insurance financial strength ratings of XL Capital’s leading reinsurance operating subsidiaries at “Aa3.” In October 2005, Fitch Ratings Inc. (“Fitch”) lowered the insurance financial strength ratings of XL Capital’s lead insurance and reinsurance operating subsidiaries to “AA-” from “AA.” A.M. Best Company, Inc. (“A.M. Best”) affirmed XL Capital’s financial strength rating of “A+” and XL Capital’s operating subsidiaries’ issuer credit ratings of “aa-” in December 2005.

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

          S&P, Moody’s and Fitch have assessed “triple-A” (outlook stable) financial strength ratings to our SCA financial guaranty companies, XL Capital Assurance Inc. (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”). A downgrade, rating watch or outlook change of the financial strength ratings of XLCA or XLFA by one or more rating agencies would have an adverse effect on the competitive position of XLCA and XLFA and reduce their future business opportunities. Such a downgrade would reduce the value of the reinsurance offered by XLFA, as financial guaranty primary insurers usually must obtain triple-A-rated reinsurance to qualify for a 100% reinsurance credit on the rating agencies’ capital adequacy models. Also, certain of XLFA’s reinsurance agreements contain provisions that allow the ceding primary insurer to terminate the agreement in the event of a downgrade in XLFA’s credit ratings or other event that would result in the reinsurance credit provided by XLFA to the ceding primary insurer being diminished.

A decline in our ratings may allow many of our clients to terminate their contracts with us.

          The majority of our assumed reinsurance contracts contain provisions that would allow our clients to cancel the contract in the event of a downgrade in our ratings below specified levels by one or more rating agencies. Based on premium value, approximately 70% of our reinsurance contracts that incepted at January 1, 2006 contained provisions allowing clients additional rights upon a decline in our ratings.

          Typically, the cancellation provisions in our assumed reinsurance contracts would be triggered if S&P or A.M. Best were to downgrade our financial strength ratings below “A-”, which is equivalent to more than two levels below our current S&P rating of “A+” and more than two levels below our current A.M. Best rating of “A+.” Whether a client would exercise its cancellation rights after such a downgrade would likely depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would have a material adverse effect on our financial condition or future prospects.

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

          Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense (“LAE”) liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the factual information on which the estimates were based, especially as this develops, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on the ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of loss and LAE liabilities will vary, perhaps materially, from any estimate. Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves, in particular, the future mortality improvements on the blocks of in-payment annuities. We have an actuarial staff in each of our operating segments that regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

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

          In particular, we have outsourced the day-to-day management, custody and record-keeping of our investment portfolio to third-party managers and custodians that we believe to be reputable. A major defect in those investment managers’ investment management strategy, information and technology systems, internal controls or decision-making could result in management distraction and/or significant financial loss. A major defect in custodian internal controls or information and technology systems could result in management distraction or significant financial loss.

          We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology, application systems, investment management and custody and record-keeping, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

The effects of emerging claim and coverage issues on our business are uncertain.

          As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending cover-

age beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. For example, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

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

          We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2006, we had approximately $6.1 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

          We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries provided approximately 18% and 16%, respectively, of our gross written premiums from general operations for the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

          Our assets are invested by a number of professional investment advisory management firms under the direction of our management team in accordance, in general, with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.

          We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

          Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would reduce the net unrealized gain position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized gain position of our investment portfolio, offset by lower rates of return on assets reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of estimated future paid liabilities. However, our estimate of future paid liabilities may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

          Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, as part of our risk asset portfolio, we invest in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.

          We invest a portion of our portfolio in common stock or equity-related securities such as hedge funds and private equity. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital, and cash flows. In addition, certain of the products offered by our Life operations segment offer guaranteed benefits which increase our potential benefit exposure should equity markets decline.

          The functional currencies of the Company’s principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc, and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position and results of operations. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different to their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process. While we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure, it is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, certain finite risk reinsurance products and related products, and the municipal guaranteed investment contract market could adversely affect our business, financial condition and results of operations. In addition lawsuits, including putative class action lawsuits, have been filed against us by policyholders and security holders the ultimate outcome of which could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

          Contingent commission arrangements and finite-risk reinsurance have been a focus of investigations by the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Attorney’s Offices, certain state Attorneys General and insurance departments.

          Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements (“PSAs”). As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of contingent commissions will develop in the future. Any such additional expense could have a material adverse effect on our financial conditions or results.

          In May and June of 2005, we received a subpoena from the SEC and a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, respectively, in each case for documents and information relating to certain finite risk and loss mitigation insurance products. We are fully cooperating with, and responding to, these requests. Accounting issues relating to, and/or regulatory concern about the use of, finite-risk reinsurance and certain loss mitigation products could cause the market for the purchase or sale of such products to shrink or cease, which could adversely affect us.

          A subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Attorney’s Office for the Southern District of New York seeking documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. Another subsidiary of the Company received a subpoena from the SEC as part of its investigation entitled In the Matter of Certain GIC Brokers. The Company is fully cooperating with these investigations. It is possible that these investigations could have an adverse effect on the sale of such products in the market and thus have an adverse effect on our sales of such products.

          At this time, we are unable to predict the potential effects, if any, that these investigations may have upon us, the insurance and reinsurance markets in general or industry and reinsurance business practices or what, if any, changes may be made to laws and regulations regarding the industry. Any of the foregoing could also result in litigation or otherwise adversely affect our business, financial condition, or results of operations.

          The Company is subject to lawsuits and arbitrations in the regular course of its business. In addition, lawsuits have been filed against the Company as detailed in “Legal Proceedings.” The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

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

          In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, TRIA was enacted in 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S.. This law established a federal assistance program through the end of 2005 (as amended, through the end of 2007) to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. The extended bill reduced the protections of the act. For example, as extended, the insurer deductible was increased from 15% in 2005 to 17.5% in 2006 and 20% in 2007. In addition, the extended TRIA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for losses resulting from a certified act which occurs on or after January 1, 2007. We believe TRIA has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. We cannot assure you that TRIA will be extended beyond 2007, and its expiration could have an adverse effect on our clients, industry or us.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

          Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	Providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of a state or federal catastrophe funds such as those in Florida;

•	Requiring our participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies, e.g., following large disasters such as Hurricanes Katrina and Rita;

•	Regulating the terms of insurance and reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

          The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency & severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

Consolidation in the insurance industry could adversely impact us.

          Insurance industry participants may seek to expand through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and as such, we may experience rate declines and possibly write less business.

Risks Related to Regulation

The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.

          Our insurance and reinsurance subsidiaries operate in 28 countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

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

          We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

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

          XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

•	maintain a minimum level of capital and surplus;

•	maintain solvency margins and liquidity ratios;

•	restrict dividends and distributions;

•	obtain prior approval regarding the ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda;

•	file an annual statutory financial return; and

•	allow for the performance of certain periodic examinations of XL Insurance (Bermuda) Ltd and XL Re Ltd and their respective financial conditions.

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

          The process of obtaining licenses is very time consuming and costly and XL Insurance (Bermuda) Ltd and XL Re Ltd may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subjecting us to penalties and fines.

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

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

          Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.

          Furthermore, rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including SCA.

          For further details regarding risks related to financial guaranty insurance and reinsurance, refer to SCA’s reports filed with the SEC.

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

          On June 27, 2005 the Organisation for Economic Co-operation and Development (“OECD”) issued a discussion draft, “Attribution of Profits to a Permanent Establishment—Release of Discussion Draft of Part IV (Insurance)” (the “Draft”), which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 (“Article 7”) of the OECD Model Tax Convention on Income and on Capital. Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Section C of the Draft discusses the application of the 1995 OECD Transfer Pricing Guidelines to insurance business conducted between associated enterprises and, if adopted in its current form, might change the manner in which we are taxed and could therefore impact our future after-tax profitability. We cannot predict the effect of any such changes. On December 21 2006, the OECD published new versions of Parts I, II and III. They also announced that work on Part IV is ongoing and that the intention is to publish a new version of Part IV as soon as possible. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself.

If you acquire ten percent or more of XL Capital Ltd’s shares, you may be subject to taxation under the “controlled foreign corporation” (the CFC) rules.

          Under certain circumstances, a U.S. person who owns ten percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which ten percent U.S. shareholders own more than 50 percent of the voting power of the foreign corporation or more than 25 percent of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10 percent U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of our shares on the last day of our taxable year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

          We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. Person or U.S. Partnership who acquires our shares directly or indirectly through one or more foreign entities should be required to include our “subpart F income” in income under the CFC rules of the Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case your investment could be materially adversely affected, if you own ten percent or more of our stock.

U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.

          If the Company is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of the Company will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if the Company were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

          Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, Section 845 of the Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “source, character and amount” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under Section 845, our financial condition and results of operations could be materially adversely affected.

There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.

          If (i) the related person insurance income, which we refer to as “RPII,” of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any ordinary shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, we cannot assure you that we will not exceed the RPII threshold in any taxable year.

          The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and met the 25% threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our ordinary shares because the Company is not itself directly engaged in the insurance business. We cannot assure you, however, that the IRS will not successfully assert that these rules apply to dispositions of our ordinary shares.

Changes in U.S. tax law might adversely affect an investment in our shares.

          The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would treat a non-U.S. corporation as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be materially adversely affected.

          Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. holders would be required to include in their gross income “subpart F income” or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Risks Related to Our Ordinary Shares

The price and trading volume of our ordinary shares may be subject to significant fluctuations.

          The price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors, including:

•	catastrophes or other events that may impact or be perceived by investors as impacting the insurance and reinsurance industries;

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning us or the insurance and reinsurance industries generally;

•	changes in the credit ratings assigned to our claims-paying ability by S&P, A.M. Best or other independent rating agencies;

•	operating and stock price performance of other companies that investors may deem comparable to us;

•	news reports relating to our business and trends in the markets in which we operate;

•	changes in the laws and regulations affecting our business;

•	acquisitions and financings by us or others in our industry; and

•	sales or acquisitions of a substantial number of our ordinary shares by our directors and executive officers or significant shareholders, or the perception that such sales could occur.

          In addition, in recent years stock markets around the world have experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the price of our ordinary shares, regardless of our operating results.

Provisions in our Articles of Association may reduce the voting rights of our ordinary shares.

          Our Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10% or more of the voting power conferred by our ordinary shares. Under these limitations, some shareholders may have less than one vote for each ordinary share held by them. Moreover, these limitations could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to such limitations by virtue of their direct share ownership.

Provisions in our Articles of Association may restrict the ownership and transfer of our ordinary shares.

          Our Articles of Association provide that our Board of Directors shall decline to register a transfer of shares if it appears to our Board of Directors, whether before or after such transfer, that the effect of such transfer would be to increase the number of shares owned or controlled by any person to 10% or more of any class of voting shares, the total issued shares of XL Capital Ltd or the voting power of XL Capital Ltd. In addition, our Articles of Association also provide that if, and for so long as, the votes conferred on any person by the ownership or control of our shares (including any preference ordinary shares) constitute 10% or more of the votes conferred by our issued shares, each such share held by such person shall confer only a fraction of the vote that would otherwise be conferred, as determined by the formula described in our Articles of Association, and such voting rights will continue to be readjusted until no shareholder’s voting rights exceed this limitation as a result of such reduction. Notwithstanding the foregoing, our Board of Directors may make such final adjustments to the aggregate number of votes conferred on any person by the ownership or control of shares that they consider fair and reasonable, in the light of all applicable circumstances, to ensure that such votes represent less than 10% of the aggregate voting power of the votes conferred by all our issued shares. For these purposes, references to ownership or control of our shares mean ownership within the meaning of Section 958 of the Code and Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Certain provisions in our charter documents and Rights Agreement could, among other things, impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our ordinary shares.

          Our articles of association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on our ordinary shares. In addition, certain provisions in our Rights Agreement could delay or prevent a change of control that a shareholder might consider favorable. These provisions may prevent a shareholder from receiving the benefit of any premium over the market price of our ordinary shares offered by a bidder in connection with a potential takeover. Even in the absence of a takeover attempt or an attempt to effect a change in management, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging takeover attempts in the future. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our ordinary shares.

It may be difficult for you to enforce judgments against XL Capital Ltd or its directors and executive officers.

          XL Capital Ltd is incorporated pursuant to the laws of the Cayman Islands and our principal executive offices are in Bermuda. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or them, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised by Cayman counsel that there is doubt as to whether the courts of the Cayman Islands would enforce:

•

judgments of U.S. courts based upon the civil liability provisions of U.S. federal securities laws obtained in actions against XL Capital Ltd or its directors and officers who reside outside the United States; or

•	original actions brought in the Cayman Islands against these persons or XL Capital Ltd predicated solely upon U.S. federal securities laws.

          We have also been advised that there is no treaty in effect between the United States and the Cayman Islands providing for such enforcement and there are grounds upon which Cayman Islands courts may not enforce judgments of United States courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be allowed in Cayman Islands courts as contrary to public policy.

U.S. persons who own our ordinary shares may have more difficulty protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

          The law applicable to companies established in the Cayman Islands, under which we are governed, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest and their ability to vote notwithstanding a conflict of interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          The Company operates in Bermuda, the United States, Europe and various other locations around the world. In 1997, the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million.

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

          Total rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $35.8 million, $34.9 million and $31.2 million, respectively. See Item 8, Note 19(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

          On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege “loss causation,” but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed a second amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiff’s motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

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

          In May and June of 2005, the Company received a subpoena from the SEC and a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, respectively, in each case seeking documents and information relating to certain finite-risk and loss mitigation insurance products. The Company provided the requested documents in 2005, and will continue to cooperate with any additional requests that may be received.

          In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Attorney’s Office for the Southern District of New York seeking documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. Another subsidiary of the Company received a subpoena from the SEC as part of its investigation entitled In the Matter of Certain GIC Brokers. The Company is fully cooperating with these investigations.

          From time to time, the Company has also received and responded to additional requests from Attorneys General and state insurance regulators for information relating to the Company’s contingent commission arrangements with brokers and agents and the Company’s insurance and reinsurance practices in connection with certain finite-risk and loss mitigation products. Similarly, the Company’s affiliates outside the United States have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices regarding contingent commissions or finite-risk and loss mitigation products. The Company has fully cooperated with the regulators in these matters.

          In August 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants, in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs have asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL continues. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, defendants filed motions to dismiss plaintiffs’ supplemental pleadings. On or about February 13, 2006, plaintiffs filed a motion seeking class certification. Defendants filed an opposition to the class certification motion, as well as a separate motion seeking to exclude the testimony of the expert witness upon whom plaintiffs have relied in seeking class certification. The Court has scheduled oral argument for March 1, 2007 in connection with defendants’ motions to dismiss. The Court has not yet scheduled oral argument in connection with plaintiffs’ class certification motion.

          On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular Complaint, which makes the same basic allegations as those alleged in the MDL Amended Complaint, asserts statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The New Cingular Lawsuit has been consolidated with the MDL for pretrial purposes. In or about December 2006, the three Lloyds Syndicates managed by a subsidiary of the Company including a Company-owned syndicate, were dismissed from the New Cingular Lawsuit in connection with a settlement reached between the plaintiffs and several of the Lloyds syndicates that were named as defendants therein. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. No schedule has yet been set by the Court for the briefing of motions by defendants to dismiss the Amended Complaint.

          By Order dated December 13, 2006, the Judge in the MDL advised the parties that she had discovered a potential conflict of interest through her ownership of shares of one of the defendants and by Order dated February 16, 2007, the matter was reassigned to Chief Judge Garrett Brown.

          Discovery in the MDL’s putative class action has been underway since the fall of 2005; fact discovery therein is currently scheduled to close on May 15, 2007. Fact discovery in the New Cingular Lawsuit is scheduled to close on September 5, 2007.

          See also discussion of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and Winterthur International in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

          The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “XL.”

          The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape.

		High	Low	Close

2006:
	1st Quarter	$71.97	$63.80	$64.11
	2nd Quarter	67.30	60.67	61.30
	3rd Quarter	69.33	59.82	68.70
	4th Quarter	72.90	68.25	72.02
2005:
	1st Quarter	$79.80	$70.89	$72.37
	2nd Quarter	76.05	67.40	74.42
	3rd Quarter	74.99	64.95	68.03
	4th Quarter	74.44	60.03	67.38

          Each Class A ordinary share has one vote, except if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued Class A ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Company’s Articles of Association. “Controlled Shares” includes, among other things, all Class A ordinary shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or Section 958 of the Internal Revenue Code of 1986, as amended).

          The number of record holders of Class A ordinary shares as of December 31, 2006 was 406. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

          In 2006, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 12, September 11 and December 11. In 2005, four quarterly dividends were paid at $0.50 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8.

          On January 26, 2007, the Board of Directors declared a quarterly dividend of $0.38 per share payable on March 30, 2007 to shareholders of record on March 15, 2007.

          The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

          As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the United States and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data”, for further discussion.

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

          Purchases of Equity Securities by the Issuer and Affiliate Purchases

          The following table provides information about purchases by the Company during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October	479	$68.70	—	$135.4 million
November	—	—	—	$135.4 million
December	—	—	—	$135.4 million

Total	479	$68.70	—	$135.4 million

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

(3)

On January 7, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. The Company did not repurchase any equity securities under the program during the year ended December 31, 2006. As of December 31, 2006 the Company could repurchase up to approximately $135.4 million of the Company’s equity securities under the Company’s share repurchase program. On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. The new program includes the unused amounts allocated to the share repurchase program authorized in January 2000.

          Class A Ordinary Share Performance Graph

          Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a ten-year period on the Company's Class A ordinary shares from December 31, 1996 through December 31, 2006 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. This graph assumes an equal measurement point of $100 invested value on December 31, 2001, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

          The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2006	2005	2004	2003	2002

	(U.S. dollars in thousands, except share and per share amounts and ratios)

Income Statement Data:
Net premiums earned – general operations	$6,691,908	$6,873,638	$6,987,940	$6,089,578	$4,889,867
Net premiums earned – life operations	559,395	2,237,721	1,365,176	708,994	990,736
Net premiums earned – financial operations	318,215	254,136	228,898	195,344	162,357
Net investment income	1,978,184	1,475,039	1,035,012	815,487	758,358
Net realized (losses) gains on investments	(116,458)	241,882	246,547	120,195	(214,160)
Net realized and unrealized gains (losses) on derivative instruments	101,183	28,858	73,493	6,073	(41,546)
Net income from investment affiliates (1)	269,036	154,844	124,008	119,200	54,143
Fee income and other	31,732	19,297	35,317	41,744	54,963
Net losses and loss expenses incurred – general operations	4,060,977	7,358,929	4,796,855	4,595,992	3,358,955
Net losses and loss expenses incurred – financial operations	177,661	106,072	114,633	100,435	69,477
Claims and policy benefits – life operations	769,811	2,479,364	1,480,535	791,454	1,031,704
Acquisition costs, operating expenses and foreign exchange gains and losses	2,374,358	2,188,357	2,277,321	1,926,393	1,549,440
Interest expense	552,275	403,849	292,234	233,929	190,442
Amortization of intangible assets	2,355	10,752	15,827	4,637	6,187
Income (loss) before minority interests, net income from operating affiliates and income tax expense	1,895,758	(1,261,908)	1,118,986	443,775	448,513
Preference share dividends	40,322	40,322	40,321	40,321	9,620
Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292	$371,658	$395,951

Per Share Data:
Net income (loss) per ordinary share – basic (2)	$9.63	$(9.14)	$8.17	$2.71	$2.92
Net income (loss) per ordinary share – diluted (2)	$9.60	$(9.14)	$8.13	$2.69	$2.88
Weighted average ordinary shares
Outstanding – diluted (2)	179,450	141,406	138,582	138,187	137,388
Cash dividends per ordinary share	$1.52	$2.00	$1.96	$1.92	$1.88

	2006	2005	2004	2003	2002

	(U.S. dollars in thousands, except share and per share amounts and ratios)

Balance Sheet Data:
Total investments available for sale	$39,350,983	$35,724,439	$27,823,828	$20,775,256	$16,059,733
Cash and cash equivalents	2,223,748	3,693,475	2,203,726	2,722,405	3,595,782
Investments in affiliates	2,308,781	2,046,721	1,936,852	1,903,341	1,750,005
Unpaid losses and loss expenses recoverable	5,027,772	6,441,522	6,971,356	6,045,025	5,223,966
Premiums receivable	3,591,238	3,799,041	3,838,228	3,487,322	3,592,713
Total assets	59,308,870	58,454,901	49,245,469	41,455,745	35,971,325
Unpaid losses and loss expenses	23,080,142	23,767,672	19,837,669	16,763,124	13,332,502
Unearned premiums	5,652,897	5,388,996	5,191,368	4,729,989	4,028,299
Notes payable and debt	3,368,376	3,412,698	2,721,431	1,905,483	1,877,957
Shareholders’ equity	10,131,166	8,471,811	7,738,695	6,936,915	6,569,589
Book value per ordinary share	$53.12	$44.31	$51.98	$46.74	$44.48

Operating Ratios:
Loss and loss expense ratio (3)	60.7%	107.1%	68.6%	75.5%	68.6%
Underwriting expense ratio (4)	27.8%	25.8%	27.3%	27.3%	28.9%
Combined ratio (5)	88.5%	132.9%	95.9%	102.8%	97.5%

(1)

Net income from investment affiliates in 2003 includes income on the alternative investment portfolio for eleven months ended November 30, 2003 as compared to the twelve months ended December 31, 2002 and the twelve months ended November 30 in subsequent years. The fair market values of certain of these alternative investments often take longer to obtain as compared to our other investments and the Company records the investment fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for us to meet the accelerated filing deadlines as specified by the SEC.

(2)

Net income per ordinary share is based on the basic and diluted weighted average number of Class A ordinary shares and share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.

(3)	The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(4)

The underwriting expense ratio is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information”, for further information.

(5)

The combined ratio is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

(6)	Certain reclassifications to prior period information have been made to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

          Background

          The Company operates on a global basis primarily in the property and casualty industry and, to a lesser extent, the financial services industry. The Company serves the insurance, reinsurance and financial services needs of institutional and corporate clients, typically the global equivalent of the Fortune 2000. The Company operates in markets where it believes its underwriting expertise and financial strength represent a relative advantage.

          The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Ré in 2002. All acquisitions have supported the Company’s strategic plan to develop a global platform in insurance and reinsurance. Other business developments include XL Weather & Energy Inc., XL Life Insurance & Annuity Company and SCA which offers financial guaranty insurance and reinsurance products through XL Capital Assurance Inc. and XL Financial Assurance Ltd., respectively. As a result of these combined developments, the Company now competes as an integrated global business with more than 3,700 employees in 28 countries.

          Underwriting Environment

          The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to the Company (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable to the Company (a “soft market”). Market conditons are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing its property and casualty book of business and exposures if and when rates deteriorate to unprofitable levels. As part of its long-term strategy, the Company also looks to its Life operations, Financial lines, and SCA segments to provide a diversified stream of earnings that are not directly tied to the property and casualty cycle.

          The Company earns its revenue primarily from net premiums written and earned. In 2004 and 2005, pricing for most property and casualty lines of business experienced moderate declines as market conditions weakened following hard market conditions that had developed from 2000 through 2003. More specifically, in 2004, property and casualty market conditions overall remained attractive although price competition increased throughout the year, most notably in regards to property and professional lines. Accordingly, the Company continued to focus on disciplined risk selection. In 2005, downward pressure on rates across most non-catastrophe exposed lines continued throughout the year although the impact of the 2004 storm season, the backdrop of continued emergence of adverse development related to the market of the late 1990s and concerns about reinsurer financial strength, all served to reinforce a sense of discipline in the market.

          Following the significant natural catastrophes of 2005, additional competitors were formed in the marketplace which had the effect of increasing the available capacity within the insurance and reinsurance markets. Although rates within some lines of business have experienced increases such as catastrophe exposed property lines of business, the entrance of these new competitors and an overall increasingly competitive environment, has had a dampening effect on rates within certain property and casualty lines of business, which ultimately has contributed to reducing gross and net premiums written in 2006.

          During 2006, premium rates across most lines of business within the Insurance segment have generally been flat to down, however, the shortage of U.S. catastrophe capacity and resultant price movement has allowed growth in the Company’s catastrophe exposed property premiums during 2006 while it aggressively worked to reduce catastrophe exposures. The Company’s insurance property catastrophe reinsurance treaties renewed on July 1, with a material increase in reinsurance costs, driven not only by rate movements but an increase in limits purchased, although management expects less limits will be needed next year as certain U.S. catastrophe exposures run off. Property results for 2006 also reflect exceptionally low recent loss activity. In casualty lines, the Company experienced pricing pressures throughout 2006, particularly in Europe and U.S. primary business. Management continues to monitor these lines closely for price and term movements.

          In other lines of the Company’s Insurance segment, the Company has seen pricing in U.S. professional lines remain adequate across Directors’ and Officers’ (“D&O”), Design Professional and Select Professional lines of business. The Company’s recent entry into the private D&O market has shown significant growth. The Company views this market as an important future growth opportunity. While D&O pricing has been more aggressive in Europe, there have been reducing claim trends. In the environmental line, underwriting actions implemented in recent years are generating growth in new business production. In marine and offshore energy lines of business, despite risk management initiatives which have reduced our catastrophe exposures significantly, the Company has benefited from overall market price increases.

          Generally, the Reinsurance segment has experienced pricing trends similar to those noted in the Insurance segment. With regards to U.S. property catastrophe business, significant rate increases were experienced in 2006 despite the increase in available capacity, while modest rate increases were also experienced in continental Europe. In casualty reinsurance lines, pricing pressure has been noted similar to that described in the Insurance segment.

          Investment Environment

          The Company also generates revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term. During 2006, interest rates have increased in the U.S., U.K., and Euro-zone. The benchmark 90-day treasury rose from 4.08% to 5.02%, the 5-year treasury rose from 4.35% to 4.69%, and the 30-year treasury rose from 4.54% to 4.81%. Interest rates also increased in the U.K., where the yield on the benchmark 5-year Gilt rose from 4.17% to 5.06%, as well as in the Euro-zone, where the yield on the benchmark 5-year German Bund rose from 3.07% to 3.92%.

          In 2006, the Company’s net investment income increased primarily due to the increase in the size of the investment portfolio and also a rise in the level of the U.S., U.K., and Euro zone interest rates. In 2006, the Company generated net realized losses from its investment portfolio primarily due to other-than-temporary impairments. Net gains from the equity and non-U.S. dollar fixed income portfolios were offset by net losses on U.S. dollar fixed income portfolios, reflecting higher U.S. interest rates. In 2005, the Company generated net realized gains from both its equity and fixed income portfolios, reflecting the current and accumulated performance of the capital markets. In 2004, the Company generated net realized gains from both its equity and fixed income portfolios reflecting the overall performance of capital markets and the deterioration of the U.S. dollar relative to foreign currencies.

          Claims Environment

          The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported, or IBNR. The Company’s positive financial results for 2006 were partly a result of the lack of significant catastrophe events occurring throughout the year as well as net favorable development of prior year reserves, primarily in reinsurance property lines of business. The Company’s results for 2005 were significantly impacted by the unprecedented insured hurricane losses during the 2005 Atlantic hurricane season, the charge related to the conclusion of the independent actuarial process with Winterthur Swiss Insurance Company (“the Winterthur Decision”) and adverse development of prior year loss reserves in both insurance professional lines and reinsurance casualty lines. The Company’s results for 2004 were also significantly impacted by the catastrophe activity in that year, combined with adverse prior year development in certain lines of the Company’s Insurance segment. For a further discussion of these events see “Results of Operations” below.

Trends and Outlook

          Management intends to maximize the Company’s ability to achieve profitable growth by focusing on leveraging the Company’s operational platforms and building out the Company’s capabilities, teams and product offerings in its chosen markets. Such markets include Excess & Surplus, Private Company D&O, U.K. closed block life reinsurance, U.S. term life reinsurance and other lines and regions where management believes positive market indicators exist.

          The following sets forth potential trends relevant to the Company’s general operations in 2007:

          Insurance

          In the Insurance Segment, initial indications show a gradually softening market with variations by line and geography. In addition, competitive pressures are making new business more difficult to win. December and January rate changes range from flat to down 5% on the property and casualty global risk business, with perhaps as much as a 10% decrease in some other lines. Renewals in the U.S. for 2007 have shown that traditional D&O and E&O professional rates are down approximately 10% with flat to modest increases in the design and select professional books. Specialty lines pricing remains generally flat. Aviation and marine lines are the exceptions to this as they face increasing competition.

          Reinsurance

          Initial indications in the Reinsurance segment show that while peak zone U.S. property capacity is still at a premium, competitive pressures are impacting most reinsurance lines. Notwithstanding this, generally the market continues to demonstrate underwriting discipline. During the January renewals, rate increases were noted for U.S. wind exposures of approximately 30% and increases of up to 20% for U.S. earthquake. Ocean marine pricing remains flat, unless it is wind exposed where price increases are expected. There has been some modest softening in US non-catastrophe exposed property pricing and in non-U.S. property pricing in general.

          Casualty pricing trends in this segment are generally following those of the Insurance segment, with single digit price reductions, except for certain European casualty lines where there is some price improvement.

          In contrast, aviation is an example where pricing is falling on the primary insurance business, mostly as a result of continued good experience, but where the excess loss pricing is relatively higher.

Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s general operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2006	2005	2004

Underwriting profit (loss) – general operations	$698,541	$(2,268,164)	$343,990
Combined ratio – general operations	88.5%	132.9%	95.9%
Net investment income – general operations	$1,091,868	$798,805	$614,128
Book value per ordinary share	$53.12	$44.31	$51.98
Return on average ordinary shareholders’ equity	19.6%	NA	16.5%

          Underwriting profit (loss) – general operations

          One way that the Company evaluates the performance of its insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. As noted above, the Company’s positive results for 2006 were partly a result of the lack of significant catastrophe events occuring throughout the year and net favorable prior year loss development. In addition, underwriting profit also increased based on the addition of certain new business lines and the increase in premium rates within certain lines of business. The Company’s underwriting profit and loss in 2005 and 2004 was negatively impacted by net losses incurred from catastrophic events, the results of the Winterthur Decision and adverse development of prior year loss reserves. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period. See further discussion below.

          Combined ratio – general operations

          The combined ratio for general operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. The Company’s improved combined ratio in 2006 was primarily due to the lack of significant catastrophe events occuring throughout the year, while in 2005 and 2004 the combined ratio was negatively impacted by the factors affecting the underwriting profit (loss), noted above. Excluding the catastrophe losses and the impact of the Winterthur Decision, the combined ratio in 2005 was 92.1%. The relative decrease in 2006 is as a result of a decrease in the loss ratio due to the net favorable development on prior year reserves partially offset by an increased operating expense ratio.

          Net investment income – general operations

          Net investment income from general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also the level of market interest rates. The average size of the investment portfolio outstanding during the year ended December 31, 2006 increased as compared to 2005 due to the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and its positive operating cash flow. Total investments as at December 31, 2006 were $42.1 billion as compared to $38.2 billion as at December 31, 2005. In 2006, the U.S. yield curve shifted upwards with short-term U.S. interest rates increasing markedly while medium to long-term interest rates had a less dramatic rise. U.K. and the Euro zone interest rates also increased over the course of the year. In 2005, the U.S. yield curve flattened significantly with U.S. short to medium term interest rates increasing markedly while long term rates showed a small decline. U.K. rates declined, while in the Euro-zone short term rates rose while medium to long term rates declined.

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per ordinary share has increased by $8.81 in 2006 as compared to a decrease of $7.67 in 2005. The factors noted above have created $1.7 billion in net income throughout 2006, which has been the main contributor to the increase in the book value. However, the net unrealized gains associated with the Company’s investment portfolio have decreased by $103.8 million net of tax during 2006. These movements were generally due to interest rate increases, which were offset by the positive impact of equity and currency movements. The Company’s book value per ordinary share decreased in 2005 as a result of the underwriting losses incurred, partially offset by the significant capital-raising during December 2005, where ordinary shares were issued at a premium to the book value at that time. During 2005, book value per share also decreased as a result of a decrease in the unrealized gains on the Company’s investment portfolio. The decrease was primarily as a result of increasing short to medium term U.S. interest rates, partially offset by declining longer term U.K. interest rates.

          Return on average ordinary shareholders’ equity

          Return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE. In 2006, ROE was 19.6% due to solid underwriting results throughout its general and financial operations combined with investment and affiliate income. In 2005, the Company recorded a loss due to significant large catastrophe activity and losses related to the result of the Winterthur Decision.

Other Key Focuses of Management

          Initial Public Offering of Financial Guaranty Business

          On August 4, 2006, the Company completed the sale of approximately 37% of its financial guaranty reinsurance and insurance businesses (the “Transferred Business”) through the IPO of 23.4 million common shares of SCA at $20.50 per share. SCA was formed in Bermuda during March 2006 for the sole purpose of acting as the holding company for the Transferred Business.

          In connection with the primary IPO of SCA shares, SCA issued 18,009,119 common shares at $20.50 per share for proceeds to SCA, net of offering costs, of approximately $342.2 million. In addition, upon completion of the secondary public offering of 5,430,774 shares previously held by the XL Insurance (Bermuda) Ltd, the Company received proceeds, net of offering costs, of approximately $104.7 million. The transaction resulted in a pre-tax reduction of the Company’s shareholders’ equity of $33.7 million, representing the difference between the carrying value of 100% of SCA immediately prior to the IPO and the sum of the secondary proceeds and the remaining carrying value of the Company’s ownership interest in SCA subsequent to the IPO, as well as, other costs and taxes incurred on the transaction. The portion of the reduction related to the primary offering of shares by SCA of $30.1 million was recorded as a direct reduction to shareholders’ equity, while the portion of the reduction related to the shares sold in the secondary offering of $3.6 million was included in realized gains (losses) in the accompanying statement of operations. In addition, the Company incurred income tax expenses of $6.0 million principally related to the transfer of XLCA to XL Insurance (Bermuda) Ltd, prior to the contribution of XLCA to SCA.

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

          Ratings and Capital Management

          The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating is downgraded, its ability to write business will be adversely affected. During the third and fourth quarters of 2005 a number of ratings actions were taken by independent rating agencies including some downgrades of the Company’s principal insurance and reinsurance subsidiaries. The Company subsequently raised $3.2 billion through an issuance of a combination of ordinary shares and equity security units. Strong underwriting results and overall positive net income in 2006 has helped to maintain the Company’s ratings as noted in “Item 1 Business -Ratings” section above.

          To address rating agency requirements regarding the differential between the triple-A ratings of the Company’s financial guaranty companies and their affiliated companies, the Company completed the IPO of SCA as described above. The formation of SCA has helped to provide greater independence and stability to XLCA’s and XLFA’s ratings. Thus, the financial strength ratings of XLCA and XLFA remain “triple A” with a stable outlook (by Standard & Poor’s, Moody’s and Fitch Ratings). For a further discussion see “Item 1 Business - Ratings” above.

          In the normal course of business, the Company evaluates the efficiency of its capital structure and its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company addressed these needs during 2006 with several key business initiatives as described below.

          In 2006, management entered into certain catastrophe risk reduction measures and strategic initiatives intended to reduce volatility while, at the same time, improving the quality of the Company’s risk adjusted returns. These measures include the Company’s cessions to Cyrus Reinsurance Limited (“Cyrus Re”) and reducing the Company’s catastrophe exposures in the Company’s global risk property Insurance book, the International Catastrophe Insurance Managers, LLC portfolio, the reinsurance property risk book and the Company’s offshore marine & energy books in both the Insurance and Reinsurance segments.

          In addition, on December 5, 2006, the Company and certain operating subsidiaries entered into a securities issuance agreement and certain of its foreign insurance and reinsurance subsidiaries entered into an excess of loss reinsurance agreement with Stoneheath Re. The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a reinsurance collateral account in support of certain covered perils named in the reinsurance agreement. The initial covered perils include United States wind, European wind, California earthquake and terrorism worldwide.

          In May 2007, purchase contracts associated with the Company’s 6.5% equity security units mature and the related 2.53% senior notes will be remarketed and the interest rate reset. Management continues to review the impact and on-going implications of this liquidity event and more broadly, the efficiency of our capital structure.

          Collateral Management

          Another important matter on which management is focused (and which also affects the Company’s ability to underwrite business) is the availability of collateral. Collateral includes letters of credit, insurance trusts and other credit facilities required to provide security to cedants (which are companies who reinsure their liabilities to the Company), particularly as required by state insurance regulation in the U.S. and at Lloyd’s, and also to provide the Company with liquidity as required. These facilities are provided to the Company from commercial banks. Our principal credit facilities have tenors of two, three, and five years. The Company has also utilized “off balance sheet” transactions in order to obtain more collateral capacity (these transactions are described below under “Variable Interest Entities and Other Off Balance Sheet Arrangements”). As the Company writes more business, its collateral requirements will increase. A key challenge for management is to ensure that sufficient collateral capacity is available to support future writing of business.

          Management Changes

          During 2006, there have been a number of changes in the Company’s segment and management structure.

          A new Office of the Chief Executive Officer (“OCEO”) was formed effective July 1, 2006. It is comprised of five senior executive functions including the Company’s Chief Financial Officer, Chief Investment Officer, Chief Executive - Global Business Services and two newly-created roles, Chief Operating Officer and Chief of Staff.

This new structure is designed to provide a focused, enterprise-wide framework to allow the Company’s business leaders to leverage strategic opportunities and execute on business priorities.

          Henry C.V. Keeling, formerly Global Head of Business Services and Chief Executive of Reinsurance Life Operations, was appointed Chief Operating Officer. Mr. Keeling assumes broad strategic responsibility for the Company’s underwriting risk assumption businesses, including insurance, reinsurance, life operations and financial lines. Clive Tobin, Chief Executive Officer Insurance, and Jamie Veghte, Chief Executive Officer Reinsurance Operations, continue in those roles, as members of the Company’s Executive Management Board and as the key leaders of the Company’s property and casualty segments, reporting to Mr. Keeling.

          Fiona E. Luck, formerly Global Head of Corporate Services, was appointed Chief of Staff. As such, Ms. Luck is responsible for management of the Company’s legal and corporate actuarial functions in addition to her existing role managing a wide range of other holding company functions including Corporate Strategy, Human Resources, Corporate Communications, Marketing and Corporate Social Responsibility.

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

          At the segment executive management level, the Company also announced the appointment of Jamie Veghte to the position of Chief Executive of Reinsurance Operations, Robert Douglas to the position of Chief Executive of Life Operations and Daniel Sussman, to the position of Chief Executive of Financial Lines Operations. Messrs. Douglas, Veghte and Sussman report to the Company’s Chief Operating Officer, Mr. Keeling.

          In conjunction with the SCA IPO, Mr. Paul S. Giordano, formerly Executive Vice President and Chief Executive of XL’s Financial Products & Services segment, was appointed to the position of President and Chief Executive Officer of SCA and Chief Executive Officer of XLCA.

          Susan E. Cross, formerly Chief Actuarial Officer of the Company’s reinsurance operations, was appointed Global Chief Actuary. In her new role, Ms. Cross will lead and oversee all major actuarial functions for the Company, including the establishment of unpaid losses and loss expenses, pricing benchmarks and related financial provisions.

          In late 2006, Jerry de St. Paer, Chief Financial Officer, announced his decision to retire from the Company during 2007. Mr. de St. Paer will retire on March 5, 2007. The Company is in the process of an external search for a successor for Mr. de St. Paer. Ms. Luck will assume the role of interim CFO while the search is underway.

          Winterthur International

          Under the terms of the Sale and Purchase Agreement (the “SPA”), as amended, between XL Insurance (Bermuda) Ltd (“XLI”) and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection with respect to, among other things, adverse development of reserves and premium on certain Winterthur International Insurance business as well as protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”).

          On December 6, 2005, the Company received the final report from the Independent Actuary in connection with the resolution process in place to settle the Company’s post-closing protection related to adverse reserve and premium developments. The Independent Actuary’s determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $834.2 million was recorded in the fourth quarter of 2005.

          During 2006, management focused on resolving all remaining outstanding matters with WSIC including the remaining protection related to third party reinsurance receivables and recoverables.

          On June 7, 2006, subsidiaries of the Company, entered into an agreement (the “Agreement”) with WSIC, which the purpose of is to release all actual or potential disputes, claims or issues arising out of or related in any way to: (i) the Liquidity Facility and the Sellers Retrocession Agreements, as well as (ii) subject to certain exceptions, the SPA.

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

          The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements as described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

          Foreign Exchange Exposure

          In the normal course of business, the Company is exposed to foreign exchange fluctuations on various items on its financial statements, in particular investments, future policy benefit reserves and unpaid losses and loss expenses. This exposure also exists on certain inter-company balances, which are eliminated for consolidation purposes. The Company attempts to manage this economic exposure through matching foreign currency denominated liabilities with foreign currency denominated assets. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch, that will result in foreign exchange gains or loss depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during the second and fourth quarters of 2006. Management will continue to focus on attempting to limit this type of exposure in the future.

          Integrated European Reinsurance Platform

          On October 18, 2006, the Company received approval to form a new European company, XL Re Europe Ltd, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business. XL Re Europe Ltd is the headquarters of the Company’s European reinsurance platform and in 2006 it formed two new branches, one in the U.K. and one in France to facilitate the assumption of business previously underwritten by the U.K. branch of XL Re Ltd and XL Re Europe S.A. The non-life business of the U.K. branch of XL Re Ltd will be transferred into XL Re Europe Ltd on January 1, 2007 under Part VII of the Financial Services & Markets Act 2000. The business of XL Re Europe S.A. has been transferred to XL Re Europe Ltd under the “Transmission Universelle Du Patrimoine” (TUP) process.

          Emerging Markets

          The Company continues to identify opportunities for growth and profit within various emerging markets. On September 1, 2006 the Company announced that they had entered a definitive agreement to form a joint venture insurance company in Brazil. The new insurance company, ITAÚ XL Seguros Corporativos S.A. (“ITAÚ XL”), will combine the current Brazilian property, casualty and specialty commercial insurance business of Banco Itaú Holding Financeira S.A. (“ITAÚ”) and the Company and will operate in Brazil’s commercial lines insurance market. Given the recent decision by the Brazilian government to privatize the domestic reinsurance market, the Company should be well positioned in the future to grow both its insurance and reinsurance lines of business in Brazil.

          In early 2006, the Company opened a representative office in Beijing, China. The opening of the office, which is permitted to act as a liaison point, conduct research and perform other non-income generating activities, demonstrates the Company’s commitment to the China market and the Company’s view of that market’s long-term potential in the areas of insurance and reinsurance.

          Operational Efficiency and Effectiveness

          The Company’s ability to compete is influenced by its operational efficiency and effectiveness, including the development and retention of its people. In recognition of this, the Company has in place and continues to develop, programs and initiatives aimed at enhancing its position in these areas. For example, the Company continues to make significant investments in information technology in both the Insurance and Reinsurance segments, develop and implement a new framework for Financial Reporting and Controls, and continues to develop an operations center based in India. Each of these projects requires considerable investment and commitment of the Company’s resources in an effort to achieve the ultimate goals of increased operational efficiency and effectiveness.

          Corporate Culture and Values

          A key strategic focus of the Company is the continued development and enrichment of its corporate culture and core values. The Company believes that a strong underlying corporate culture is a key factor in differentiating itself among its competitors. The Company’s corporate culture is defined by its five core values of ethics, teamwork, excellence, development, and respect. The Company believes that an appropriate tone from the top is a primary factor in the success of developing its corporate culture. As such, the Company holds regular town hall meetings where senior management review key decisions, strategy, and operating results with the staff and management who are then encouraged to address questions in an open format. To support its corporate culture, the Company also promotes a strong control environment through the continued development of its Framework for Internal Controls, its legal Compliance program, and internal control sub-certifications that support control certifications signed by senior management on a quarterly basis.

          Talent Management and Succession Planning

          The Company believes that effective talent management and succession planning processes are key to the long-term success of the Company. As such, the Company has implemented various development programs and succession planning efforts across the Company. The Company’s development programs include the global development program for its high potential junior employees, the performance development program for its managers and team leaders, and the leadership development program for its senior managers. Succession planning efforts include identifying and monitoring the various talent pools within the Company to match the future needs and long-term strategy of the Company.

          Liquidity and Cash Flow

          As a property and casualty insurer, the Company must ensure that it has sufficient funds to settle claims promptly, especially upon the occurrence of a major catastrophic event. Management is focused on making sure that liquidity requirements are supported by having lines of credit facilities available to the Company as well as by the Company’s general investment portfolio, the majority of which is invested in high grade fixed income securities. The Company has had significant positive cash flow from operations in the three years ended December 31, 2006 generated from its underwriting activities (premiums less claim and expense settlements) as well as the receipt of investment income on its portfolio. During 2005, capital raising activity provided significant cash flows from financing activities. The Company expects cash flow from operations to be positive in 2007.

Results of Operations

          The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2006, 2005 and 2004:

(U.S. dollars in thousands, except share and per share amounts)	2006	2005	2004

Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292

Earnings (loss) per ordinary share – basic	$9.63	$(9.14)	$8.17
Earnings (loss) per ordinary share – diluted	$9.60	$(9.14)	$8.13
Weighted average number of ordinary shares and ordinary share equivalents – basic	178,793	141,406	137,903
Weighted average number of ordinary shares and ordinary share equivalents – diluted	179,450	141,406	138,582

          The Company’s net income (loss) and other financial measures as shown above for the three years ended December 31 have been affected by among other things, the following significant items:

1)	Limited number of natural catastrophes during 2006 as compared to 2005 and 2004;

2)	The impact of the unfavorable result of the Winterthur Decision;

3)	Prior year loss development;

4)	Growing asset base and positive performance from investments in affiliates.

          1. Limited number of natural catastrophes during 2006 as compared to 2005 and 2004

          During 2006, there were a limited number of natural catastrophes as compared to 2005 and 2004. Specifically, there were only five hurricanes in the Atlantic region in 2006 as compared to fifteen in 2005. More importantly, for the hurricanes that did make landfall in 2006, the resulting insured damage was minimal. Total property catastrophe losses for events in 2006 were insignificant, however, there was net adverse development on the 2005 catastrophes of $119.4 million. This overall low level of catastrophe losses was a significant factor in the successful results achieved by the Company in 2006.

          During 2005, there was an unprecedented quantum of natural catastrophes. Collectively, Hurricanes Katrina, Rita and Wilma had a substantial impact on the Company’s results of operations and financial condition. This impact should be considered when reviewing comparative results. In August 2005, Hurricane Katrina, a category 4 storm, hit the Gulf Coast of the United States and is estimated to have caused the largest ever insured loss from a natural disaster in the property and casualty insurance industry. In September 2005, Hurricane Rita, a Category 3 storm, hit the Gulf Coast on the United States and caused considerable damage, although Rita was less severe than Katrina. In October 2005, Hurricane Wilma hit South Florida after causing significant damage in Mexico and Cuba. In addition, there were several other natural loss events in the third and fourth quarter 2005, including hurricanes Dennis, Emily and Ophelia, the European and Mumbai Floods and Typhoon Mawar (collectively, the “Other Cats”). Collectively, Hurricanes Katrina, Rita, Wilma, and these Other Cats have had a substantial impact on the Company’s results of operations and financial condition. As a result of the substantial impact that Hurricanes Katrina, Rita, Wilma and the Other Cats had on the results of the Company for the year ended December 31, 2005, the Company incurred losses, net of reinsurance recoveries, of $1.27 billion, $357.9 million and $247.1 million and $96.0 million, respectively, as at year end December 31, 2005.

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

          The following are analyses of the financial impact on the Company’s results of operations for the years ended December 31, 2005 and 2004 from natural catastrophes:

	Year ended December 31, 2005
	(U.S. dollars in millions, except ratios)

	Insurance	Reinsurance	Financial Lines and SCA	Total

Operating Data:
Net premiums earned
Katrina	$(74.6)	$16.3	$23.6	$(34.7)
Rita	(13.3)	8.8	—	(4.5)
Wilma	(1.2)	6.2	—	5.0
Other natural catastrophes*	—	3.4	—	3.4

Total net premiums earned	$(89.1)	$34.7	$23.6	$(30.8)

Gross losses and loss expenses:
Katrina	$1,339.7	$1,128.0	$45.0	$2,512.7
Rita	521.9	232.4	—	754.3
Wilma	172.7	214.4	—	387.1
Other natural catastrophes*	40.2	57.5	—	97.7

Total gross losses and loss expenses	$2,074.5	$1,632.3	$45.0	$3,751.8

Losses and loss expenses recoverable:
Katrina	$748.6	$495.3	$—	$1,243.9
Rita	312.9	83.5	—	396.4
Wilma	64.3	75.7	—	140.0
Other natural catastrophes*	1.7	—	—	1.7

Total losses and loss expenses recoverable	$1,127.5	$654.5	$—	$1,782.0

Underwriting loss	$(1,036.1)	$(943.1)	$(21.4)	$(2,000.6)

Income tax benefit				$135.5

Net loss				$(1,865.1)

Loss ratio impact for the year ended December 31, 2005				28.7%

*	Other natural Catastrophes include European and Mumbai floods, Hurricanes Dennis, Emily and Ophelia and Typhoon Mawar.

**	The Life operations segment was unaffected by these catastrophes and hence has been excluded from the table above.

          During 2006, net reserves established for the events noted above adversely developed by $119.4 million primarily in the Reinsurance segment. These developments were partially offset by additional loss sensitive premium received.

	Year ended December 31, 2004
	(U.S. dollars in millions, except ratios)

	Insurance	Reinsurance	Total

Operating Data:
Net premiums earned:
Charley	$—	$7.7	$7.7
Frances	—	3.5	3.5
Ivan	(12.2)	(6.5)	(18.7)
Jeanne	—	2.7	2.7
South Asia Tsunami	—	—	—

Total net premiums earned	$(12.2)	$7.4	$(4.8)

Gross losses and loss expenses:
Charley	$72.8	$85.5	$158.3
Frances	93.4	83.2	176.6
Ivan	168.4	186.5	354.9
Jeanne	37.6	49.5	87.1
South Asia Tsunami	50.0	24.6	74.6

Total gross losses and loss expenses	$422.2	$429.3	$851.5

Losses and loss expenses recoverable:
Charley	$16.9	$10.8	$27.7
Frances	21.9	10.2	32.1
Ivan	77.7	111.5	189.2
Jeanne	7.4	3.9	11.3
South Asia Tsunami	—	—	—

Total losses and loss expenses recoverable	$123.9	$136.4	$260.3

Underwriting loss	$(310.5)	$(285.5)	$(596.0)

Income tax benefit			$37.7

Net loss			$(558.3)

Loss ratio impact for the year ended December 31, 2004			8.5%

*	The Life operations, Financial lines and SCA segments were unaffected by these catastrophes and hence have been excluded from the table above.

          During the two year period ended December 31, 2006, net reserves established for the events noted above have developed largely in line with expectations.

          2. The impact of the unfavorable result of the Winterthur Decision

          On December 6, 2005, the Company received the report from the Independent Actuary in connection with the Company’s post-closing protection for adverse development of net loss and unearned premium relating to the acquisition of certain Winterthur International insurance operations from WSIC in 2001.

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

          3. Prior year loss development

          Net prior year favorable loss development occurs when there is a decrease to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years that is less than expected loss development. Net prior year adverse loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development.

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its general and financial operations by operating segment for each of the years indicated:

((U.S. dollars in millions)	2006	2005	2004

Insurance segment	$(13)	$1,020	$292
Reinsurance segment	(126)	94	(24)
Financial Lines and SCA	28	—	—

Total	$(111)	$1,114	$268

          Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006 was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $3.0 million and $72.8 million of prior year adverse development in certain professional, marine and aviation, and other lines of business, respectively. Property reserve releases resulted from favorable experience in the 2005 accident year for both attritional and catastrophe losses. Casualty reserve releases were noted largely in Europe including $69.2 million related to casualty business acquired from Winterthur combined with continued favorable development of the business re-underwritten post acquisition. The professional adverse development relates primarily to the Bermuda portfolio. This development is split into the 2002 and prior periods for D&O and 2004 and subsequent periods for employment practices liability as new types of actions based on employment demographics have emerged. Adverse development from the 2005 hurricanes impacted marine, but was offset by favorable development in aviation reserves. Other adverse development resulted primarily from discontinued lines such as surety and political risk, combined with an unrecoverable reinsurance balance from an accident and health line reinsurer. The gross prior year favorable development for the Insurance segment was $371.4 million. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty have developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

          Within the Reinsurance segment, net overall favorable prior year reserve development for the year ended 2006 was $125.7 million. This overall favorable development was made up of releases of $190.2 million in property and other shorter-tail lines of business and $10.9 million in casualty lines, partially offset by $75.4 million in adverse development specifically related to the 2005 catastrophes. Net releases in casualty lines reflect positive claims experience in the core U.S. reinsurance and primary books including those years subject to the CAR review in 2003 partially offset by some older asbestos and environmental development and $18.0 million related to a disputed claim impacting underwriting years 1996-2000 that settled during the year. The gross prior year development for the Reinsurance segment totals $46.0 million favorable. This gross favorable development is less than the corresponding net development as net strengthening on the 2005 catastrophes was less significant than the gross strengthening due to reinsurance recoveries.

          Within the Financial lines segment, net adverse development for the year ended December 31, 2006 totaled $28.3 million which primarily related to adverse Hurricane Rita development on a structured property and casualty contract.

          During 2005, the Insurance segment’s net adverse prior year development of $1.02 billion includes the results of the independent actuarial process noted above. Excluding this development the remaining $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims. Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $108.4 million for global risks lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe including the Winterthur Business.

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

          The majority of the workers’ compensation reserve increase during 2005 was related to an XL Reinsurance America Inc. (“XLRA”) working layer program written across multiple underwriting years with a single cedant. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer workers’ compensation business. The remaining source of the workers’ compensation reserve strengthening relates to an update of the mortality tables used in our tabular reserving methodology.

          The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors’ and officers’ lines of business in the 1997-2001 underwriting years. The professional lines claims activity arose largely from a limited number of cedants. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

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

          See Item 8, Note 10 to the Consolidated Financial Statements and see further discussion under “Critical Accounting Policies and Estimates”.

          4. Growing asset base and positive performance from investments in affiliates

          Net investment income was $2.0 billion in 2006 as compared to $1.5 billion in 2005. This increase was primarily due to a larger investment base combined with higher investment yields. The increase in the size of the investment portfolio resulted from the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005, positive cash flows from operations, and growth in average structured and spread balances. Higher investment yields were primarily due to an increase in U.S. interest rates. Equity earnings from the Company’s affiliates also contributed pos-

itively to the year. Net income from both investment and operating affiliates was $380.7 million in 2006 compared to $222.3 million in 2005. This increase included a gain of $41.7 million on the sale of FrontPoint Partners LLC, an investment management affiliate, combined with good underlying alternative fund returns and strong results from certain private investment affiliates. See Item 8, Note 8 to the Consolidated Financial Statements, “Investments in Affiliates.”

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

          Other significant accounting policies are nevertheless important to an understanding of the Company’s Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies.”

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

          With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2006, the Company did not have any significant back-log related to our processing of assumed reinsurance information.

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

          IBNR reserves are estimated by the Company’s actuaries using several standard actuarial methodologies including the loss ratio method, the loss development or chain ladder method, the Bornhuetter-Ferguson (“BF”) method and frequency and severity approaches. IBNR related to a specific event may be based on the Company’s estimated exposure to an industry loss and may include the use of catastrophe modeling software. On a quarterly basis, IBNR reserves are reviewed by the Company’s actuaries, and are adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.

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

          Generally, initial actuarial estimates of IBNR reserves not related to a specific event are based on the loss ratio method applied to each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR reserves. The initial expected ultimate losses involve management judgment and are based on historical information for that class of business; which includes loss ratios, market conditions, changes in pricing and conditions, underwriting changes, changes in claims emergence, and other factors that may influence expected ultimate losses.

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

          Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, claim frequency, and other issues. In the process of estimating IBNR reserves, provisions for economic inflation and changes in the social and legal environment are considered, but involve considerable judgment. When estimating IBNR reserves, more judgement is typically required for lines of business with longer loss emergence patterns.

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

          Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2006, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

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

          The Company’s net unpaid losses and loss expenses for its general and financial operations broken down by operating segment and line of business at December 31, 2006 and December 31, 2005 were as follows:

(U.S. dollars in millions)	December 31, 2006	December 31, 2005

Insurance	$10,454	$9,860
Reinsurance	7,175	7,212
Financial lines and SCA	439	283

Net unpaid loss and loss expense reserves	$18,068	$17,355

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2006

	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty	$1,613	$2,198	$3,811
Professional liability	1,379	2,143	3,522
Property catastrophe (1)	57	33	90
Other property	548	238	786
Marine, energy, aviation, and satellite	609	473	1,082
Other specialty lines (2)	252	426	678
Other (3)	294	191	485

Total	$4,752	$5,702	$10,454

Reinsurance
Casualty	$1,847	$2,606	$4,453
Property catastrophe (1)	288	165	453
Other property	456	432	888
Marine, energy, aviation, and satellite	513	67	580
Other (3)	352	449	801

Total	$3,456	$3,719	$7,175

Financial Lines and SCA	$89	$350	$439

Total	$8,297	$9,771	$18,068

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2005

	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty	$1,906	$1,681	$3,587
Professional liability	1,127	1,778	2,905
Property catastrophe (1)	165	134	299
Other property	557	275	832
Marine, energy, aviation, and satellite	373	603	976
Other specialty lines (2)	280	445	725
Other (3)	378	158	536

Total	$4,786	$5,074	$9,860

Reinsurance
Casualty	$1,780	$2,452	$4,232
Property catastrophe (1)	577	120	697
Other property	313	510	823
Marine, energy, aviation and satellite	558	109	667
Other (3)	317	476	793

Total	$3,545	$3,667	$7,212

Financial Lines and SCA	$83	$200	$283

Total	$8,414	$8,941	$17,355

(1)	Property and catastrophe IBNR includes event specific reserves for losses that our insureds and cedants have informed us they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes environmental, programs, equine, warranty and excess and surplus lines.

(3)

Within the Insurance segment Other includes political risk, accident & health, surety, and other discontinued lines. Within the Reinsurance segment, Other includes political risk, surety, warranty, accident and health, and other lines.

          While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns.

          The ratio of IBNR to total reserves has increased in recent years due to the growth of casualty business written over that period. The ratio of IBNR to total reserves is higher for more recent years’ business because these immature years have relatively fewer claims reported and, as a result, a higher proportion of claims reserves are based on experience in respect of incurred but not reported losses. As each prior year of business matures and claims become known, the ratio of IBNR to total reserves will typically decline, all other factors remaining constant. Since the Company has experienced premium volume growth in recent years, the ratio of IBNR to total reserves has increased because the Company’s aggregate exposure has become relatively less mature. Conversely, in a situation of declining premium volume, this ratio will typically decline, all other factors remaining constant. The Company writes insurance and reinsurance business in many different lines. Typically, the ratio of IBNR to total reserves is greater for casualty lines (which are longer-tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting. In recent years, casualty lines have increased as a proportion of the Company’s business when compared to property lines (which are shorter-tail in nature).

          IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Prior to the year ended December 31, 2003, the outcomes of the Company’s actuarial reviews, consistent with historical practice, provided either (i) a single point reserve estimate or (ii) a range of reserve estimates from which the Company selected a best estimate. Since the year ended December 31, 2003, the Company adopted a methodol-

ogy that provided a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below. As a result, reserve ranges disclosed previously are not comparable to the reserve ranges disclosed herein.

          The following table shows the recorded estimate and the high and low ends of the range of reserves for each of the lines of business noted above at December 31, 2006:

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2006	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2006	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2006

		High	Low

Insurance
Casualty	$3,811	$4,248	$3,393
Professional liability	3,522	3,928	3,131
Property catastrophe (1)	90	112	71
Other property	786	923	659
Marine, energy, aviation, and satellite	1,082	1,195	975
Other specialty lines (2)	678	773	588
Other (3)	485	554	418

Total (4)	$10,454	$11,304	$9,629

Reinsurance
Casualty	$4,453	$4,929	$3,996
Property catastrophe (1)	453	528	383
Other property	888	1,006	777
Marine, energy, aviation, and satellite	580	668	497
Other (3)	801	910	698

Total (4)	$7,175	$7,861	$6,515

Financial Lines and SCA	$439

Total	$18,068

(1)	Property and catastrophe IBNR includes event specific reserves for losses that our insureds and cedants have informed us they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the insurance segment includes environmental, programs, equine, warranty and excess and surplus lines.

(3)

Within the insurance segment Other includes political risk, accident & health, surety, and other discontinued lines. Within the reinsurance segment, Other includes political risk, surety, warranty, accident and health, and other lines.

(4)

The range for the total Insurance and Reinsurance segment reserves is narrower than the sum of the ranges for the lines of business shown in the table due to diversification benefits across the lines of business.

          Actual development of recorded reserves as of December 31, 2005 during 2006 was within the estimated reserve range.

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

          Reserve volatility was analyzed for each line of business within each of the Reinsurance and Insurance segments’ general operations using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above, are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

          During 2006, the Company reviewed the correlation assumptions between our various lines of business. There has been growth in certain lines of business as well as changes in the groupings of the data used in the reserving process. These changes necessitated a review of the correlation matrix used to develop our reserve ranges. The Company took a simplified approach of assigning ratings of low, medium or high to our correlation assumptions for each line of business pairing based on the judgment of the reserving actuaries, as there was both limited historical experience within our portfolio and limited applicable industry data. However, our actual historical experience and industry data were used to judgmentally select a range of values for the low, medium and high correlations, respectively, of 15%, 30% and 50%. It should be noted that both our own experience and the industry data exhibit negative correlations in reserve developments between certain lines of business. However, as a measure of prudence in evaluating the reserve ranges, the Company has used a minimum of 15% correlation between any two lines of business. The analysis of correlations and the reflection of potential diversification benefits across lines of business represent another area of uncertainty in the development of estimated reserve ranges.

          The Company is not aware of any generally accepted model to perform the reserve range analysis described above, however, and other models may be employed to develop these ranges.

          See further discussion under “—Segments” below for prior year development of loss reserves.

Financial Guaranty Loss Reserving

          The financial guaranties that the Company issues insure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. Management establishes reserves for losses and loss adjustment expenses on such business based on management’s best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor.

Any estimate of future costs is subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

          Case basis reserves on financial guaranty insurance business written are established by the Company with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that the Company will incur can be reasonably estimated. As specific case basis reserves are established the Company considers whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. As case basis reserve activity to date has been limited, management has not adjusted the unallocated reserves assumptions due to such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on the Company’s investment portfolio during the period the case basis reserve is established. The Company believes this yield is an appropriate rate to discount the Company’s reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, the Company continues to record premium earnings on such policy over its remaining life, unless it has recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue.

          In assessing whether a loss is probable, management considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation such as an obligation supported by cash flows from a toll road would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, management will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit the Company’s loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of the Company’s risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. Management’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

          In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in the Company’s in-force business (consisting of both financial guaranty insurance and reinsurance business) that management expects to emerge in the future. The unallocated loss reserves represent management’s estimated ultimate liability from claims expected to be incurred in the future under in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. Unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, “Determination of Reasonable Provision.” The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in the Company’s selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in the Company’s selected expected ultimate loss ratio is consistent with management’s explicit consideration of collateral support in the establishment of its case basis reserves.

          The Company updates estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, the Company’s unallocated reserves are adjusted each period to reflect (i) revisions to management’s estimate of expected ultimate losses, if any, and (ii) the underlying par risk amortization of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, the Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity. Management has not viewed the Company’s case basis reserve and unallocated reserve activity to date to warrant a reduction of the Company’s unallocated reserves. In each quarterly period, there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on in-force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

          The initial selection of an initial expected loss ratio (and subsequent periodic updates thereof) is based on management’s judgment and considered: (i) the characteristics of the Company’s in-force financial guaranty insurance and reinsurance business (e.g., principally the mix of the Company’s in-force financial guaranty insurance and reinsurance business between public finance and structured finance business; however, management also considered the various bond sectors comprising the Company’s insured and reinsured in-force business, as well as the credit profile of the Company’s insured and reinsured portfolio of business), (ii) actual loss experience, (iii) the characteristics, discussed above, of the Company’s in-force financial guaranty insurance and reinsurance business in relation to the insured in-force business of companies comprising the financial guaranty industry and (iv) the actual loss experience of companies comprising the industry from the Company’s analysis referred to above. Other factors impacting market default levels and the assumptions important to the Company’s reserving methodology are implicit in the Company’s initial expected loss ratio. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, the Company adjusts its expected loss ratio, as management consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in the in-force business.

          The Company’s methodology applies the initial expected loss ratio to earned premium during the period from its entire in-force book of business (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on these related policies). Significant changes to any variables on which the Company’s initial expected loss ratio is based, over an extended period of time, will likely result in an increase or decrease in such ratio. For example, a shift in business written for sectors with high default rates would likely increase the Company’s expected loss ratio, while a shift for sectors with low default rates would likely decrease the expected loss ratio. Additionally, increases in default rates relative to the Company’s insured portfolio and in actual loss experience or decreases in statistical recovery rates and in actual recovery experience would increase the Company’s expected loss ratio, while the inverse would likely decrease the expected loss ratio.

          Since the selection of the initial expected loss ratio of 25%, management’s periodic update and analysis of the adequacy of such loss ratio resulted in no change to the ratio for each of the years ended December 31, 2002 and 2003. During the three months ended September 30, 2004 the Company adjusted the initial expected loss ratio to 20% in recognition of the cumulative experience of business to that point in time, as well as the increasing percentage of in-force business from public finance insurance which resulted from the decision of management in 2003 to expand its insurance business in that sector. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves, which decrease was substantially offset by a change in the estimated expected loss emergence pattern of the Company’s in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. Management also considered its industry studies described above as supportive of management’s change in the initial expected loss ratio in 2004, for the reasons described above. The Company’s updated analysis in 2005 indicated that no change was necessary in the expected loss ratio of 20% from that in 2004. During the third quarter of 2006 the aforementioned analysis was updated again. Based on this analysis management did not change the Company’s expected loss ratio and there was no material change to the loss emergence pattern.

          The Company’s expected loss emergence pattern is determined by underwriting year based on the par amortization schedules of the underlying insured and reinsured debt obligations comprising the Company’s in-force business. Management adjust or realign the expected loss emergence pattern each quarter to reflect the underlying changes in the Company’s in-force business (for example, changes in the average life of in-force business resulting from changes in the mix of business and risk or par expiration). Analysis of the risk demographic by underwriting year demonstrates that, while the proportionate mix of municipal versus structured finance business may fluctuate from year to year, the average outstanding life parameter within each product type remains fairly stable between underwriting years. Structured finance business will typically have an aggregate average life of 5 to 10 years and municipal finance business will typically have an aggregate average life of 15 to 20 years.

          The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that management will incur in the future as a result of credit deterioration in our in-force business but which have not yet been specifically identified. Management does not attempt to apportion unallocated reserves by type of product.

          The Company’s total reserves for losses and loss adjustment expenses represent a small fraction of its insured and reinsured in-force par outstanding, which reflects the nature of the business underwritten and the loss experience of the industry. Management believes that its reserves are adequate to cover the Company’s expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for loss and loss adjustment expenses, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material. Differences exist within the financial guaranty industry with regard to the methodology and measurement of such reserves. While management believes that the principles it applies are the most appropriate for its business and have applied them consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology currently used. Accounting practices in the financial guaranty insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including the Company, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.”

          The Company’s surveillance department is responsible for monitoring the performance of the in-force portfolio. They maintain a list of credits that they have determined need to be closely monitored and, for certain of those credits, they undertake remediation activities they determine to be appropriate in order to mitigate the likelihood and/or amount of any loss that the Company could incur with respect to such credits.

          The Company’s surveillance department also analyzes whether a claim on its policy is probable. In some cases, management will engage an outside consultant with appropriate expertise in the underlying collateral assets and respective industries to assist management in examining the underlying collateral and determining the projected loss frequency and loss severity. In such case, management will use that information to run a cash flow model, which includes enhancement levels and debt service to determine whether a claim is probable, possible or not likely.

          The activities of the Company’s surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that management determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where management do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where management have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,100 credits in the Company’s in-force portfolio only 23 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

          Management establishes reserves for losses and loss adjustment expenses following consultation with the Loss Reserve Committee, which is comprised of senior members of management, including senior management of the surveillance department. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor.

          Unpaid losses and loss expenses recoverable

          The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. See “Financial Condition and Liquidity” and Item 8, Note 11 to the Consolidated Financial Statements, “Reinsurance”, for further information.

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

          Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2006, 2005 and 2004, there were no adjustments to the locked-in assumptions for any of these contracts.

          The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $5.7 billion and $5.2 billion at December 31, 2006 and 2005, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in a $52 million increase in the value of future claims related to annuity portfolio reinsurance.

          As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $371 million and $310 million at December 31, 2006 and 2005, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $20 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

          The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to $79 million and $85 million at December 31, 2006 and 2005, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $0.7 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $0.7 million. No changes to the locked-in assumptions have been made in 2006, although changes were made in 2005 which resulted in the removal of the provisions for adverse deviation.

          The Company also provides reinsurance of term assurance and critical illness policies written in the U.K. and Ireland. The future policy benefit reserves for these contracts amounted to $135 million and $62 million at December 31, 2006 and 2005, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to $12 million and $5 million at December 31, 2006 and 2005, respectively.

          The liabilities relate to in-force blocks of business and to treaties accepting new business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick (where sickness is defined by the treaty conditions), i.e., the morbidity rates. A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $1.3 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $1.2 million.

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

          The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to $204 million and $184 million at December 31, 2006 and 2005, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience.

          The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $9 million. No changes to the locked-in assumptions have been made in 2006, although changes were made in 2005 which resulted in the removal of the provisions for adverse deviation.

          During 2006, the Company also began to provide reinsurance of U.S. based term assurance derived from new business written by client companies. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. As at December 31, 2006, the benefit reserves for these contracts were immaterial.

          For further information see Item 8, Note 13 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

3) Deposit Liabilities

          The Company’s deposit liabilities at December 31, 2006 reflect obligations assumed under funding agreements, municipal guaranteed reinvestment contracts, payment undertaking agreements and certain structured insurance and reinsurance agreements. For each of these contracts, the Company establishes a deposit liability equal to the net cash received at inception. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. The ultimate size of underlying losses, the impact of the contractual limits upon settlement of such losses, and the impact of the underlying loss settlement process on the timing of payments are considered as appropriate. Where uncertainty is present, an increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The interest expense reported due to the accretion of deposit liabilities associated with structured insurance and reinsurance contracts was $37.8 million, $49.8 million and $59.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. For some of the Company’s deposit liabilities, the accretion rate is recorded at its contractual maximum level. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $19.2 million on an annualized basis. See Item 8, Note 12 to the Consolidated Financial Statements, “Deposit Liabilities.”

4) Derivative Instruments

          The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. The estimate of fair value for credit derivatives and weather and energy derivatives requires management’s judgment. These two activities are discussed below:

a) Credit Derivatives

          The Company enters into credit derivatives in connection with its financial guaranty business and the Company intends to hold these contracts to maturity. In determining fair value, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade and therefore do not have a readily determinable market value, the Company uses an alternative fair value methodology. The fair value is determined using a cash flow model developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Installment premiums are also considered in the determination of discounted net cash flows. Other elements of the change in fair value are based upon pricing established at the inception of the contract. Changes in fair value are unrealized as the credit derivatives are not traded to realize this value. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 15 to the Consolidated Financial Statements, “Derivative Instruments.”

b) Weather and Energy Derivatives

          The fair value of weather and energy derivatives is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair value is estimated using available market data and internal pricing models using consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 15 to the Consolidated Financial Statements, “Derivative Instruments.”

5) Other Than Temporary Declines in Investments

          The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

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

          As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $2.4 billion and $5.0 billion in 2006 and 2005, respectively.

          There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “Investment Activities” for further information on other than temporary declines in the value of investments and unrealized loss on investments.

6) Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has capitalized net operating tax losses of $334.0 million and $238.1 million against which a valuation allowance of $198.9 million and $130.8 million at December 31, 2006 and 2005, respectively, was established. The Company has capitalized realized and unrealized capital losses of $11.3 million and $8.4 million, respectively, against which a valuation allowance of $19.7 million at December 31, 2006 was established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

          For further information see “– Other Revenues and Expenses” and Item 8, Note 25 to the Consolidated Financial Statements, “Taxation.”

7) Intangible Assets

          Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, and reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and related amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2006, intangible assets were $1.8 billion of which approximately $1.4 billion and $0.4 billion related to the Company’s Reinsurance and Insurance segments, respectively. See “ Other Revenue and Expenses” for further information.

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

          The amount of premiums receivable related to reinsurance operations amounted to $2.2 billion as at December 31, 2006.

          A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable at December 31, 2006 of $35.2 million.

          The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance general operations for each line of business for the years ended December 31, 2006, 2005 and 2004 was as follows:

	December 31, 2006		December 31, 2005		December 31, 2004

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Proportional Contracts:
Property catastrophe	$—	$—	$—	$—	$2,040	$386
Other property	774,984	205,362	766,823	183,114	829,437	194,871
Marine, energy, aviation, and satellite	56,866	11,092	88,485	16,087	95,730	19,015
Casualty and professional liability	429,313	106,070	654,477	171,943	642,242	174,016
Other (1)	403,566	99,394	399,667	85,210	347,412	90,440

Total Proportional contracts	$1,664,729	$421,918	$1,909,452	$456,354	$1,916,861	$478,728

	December 31, 2006		December 31, 2005		December 31, 2004

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Excess of loss Contracts:
Property catastrophe	$449,312	$39,368	$481,764	$24,989	$375,089	$35,066
Other property	274,875	21,361	241,511	22,825	229,915	18,164
Marine, energy, aviation, and satellite	120,061	13,002	152,560	12,021	153,049	15,210
Casualty and professional liability	529,103	90,879	553,394	87,555	703,032	126,356
Other (1)	46,653	4,920	72,406	8,446	78,565	7,426

Total Excess of loss contracts	$1,420,004	$169,530	$1,501,635	$155,836	$1,539,650	$202,222

(1)	Other includes political risk, surety, warranty, accident and health, and other lines of business.

Segments

          Following the IPO of SCA and changes in certain executive management responsibilities in 2006, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes. All periods presented reflect these changes. The Company is now organized into five operating segments: Insurance, Reinsurance, Life Operations, Financial Lines, and SCA—in addition to a corporate segment that includes the general investment and financing operations of the Company.

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

Income Statement Analysis

          Insurance

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

General:
Gross premiums written	$5,570,145	(3.7)%	$5,785,750	(2.3)%	$5,924,951
Net premiums written	4,145,235	(2.4)%	4,248,105	(3.4)%	4,395,619
Net premiums earned	4,100,605	(0.1)%	4,102,697	1.2%	4,054,795
Fee income and other	21,310	NM	4,223	(82.0)%	23,461
Net losses and loss expenses	2,634,173	(42.7)%	4,595,551	60.7%	2,859,854
Acquisition costs	486,908	(3.7)%	505,636	(5.9)%	537,106
Operating expenses	638,804	23.4%	517,800	(2.6)%	531,502
Foreign exchange losses (gains)	140,105	NM	(25,472)	157.1%	(9,907)

Underwriting profit (loss)	$221,925	NM	$(1,486,595)	NM	$159,701

*	NM — Not meaningful

          Gross and net premiums written decreased by 3.7% and 2.4%, respectively, in the year ended December 31, 2006 compared with the year ended December 31, 2005. The decrease in gross premiums written was primarily due to continued competitive pressures across most non-catastrophe exposed lines, corporate risk management initiatives to reduce catastrophe exposures, fewer multi-year contracts, and the impact of foreign exchange movements on premium. Decreases in casualty premiums and the discontinuation of the segment’s surety business were partially offset by volume increases in certain specialty lines of business such as environmental and aerospace. The decrease in net premiums written was primarily a result of the factors impacting gross premiums written, partially offset by return premium associated with the commutation of ceded reinsurance policies in professional lines of business, the cancellation of certain property catastrophe reinsurance programs and the absence of catastrophe related ceded reinstatement premiums.

          Gross and net premiums written decreased by 2.3% and 3.4%, respectively, in the year ended December 31, 2005 compared with the year ended December 31, 2004. These decreases were also primarily due to competitive pricing across most lines, most notably property. Decreases were partially offset by continued growth in the newer select and design professional and U.S. primary casualty units, and the impact of foreign exchange movements on premiums. Net premiums written declined in line with gross premiums written combined with increased ceded reinstatement premiums payable as a result of the catastrophe activity in the year.

          Net premiums earned decreased marginally by 0.1% in the year ended December 31, 2006 compared with the year ended December 31, 2005. The decrease over the prior year was primarily attributable to the reasons noted above affecting net premiums written and partially offset by 2005 hurricane ceded reinstatement premiums recognized and earned in 2005.

          Net premiums earned increased by 1.2% in 2005 compared with 2004. Growth in net premiums earned was primarily as a result of the earn-out of higher net premiums written in 2004, including the newer business initiatives mentioned above and increased net retentions. This growth was partially offset by the decreased volume in 2005, noted above, and net $89.1 million ceded reinstatement premiums as a result of the natural catastrophes in 2005.

          Fee income and other increased in 2006 compared to 2005 primarily due to a favorable legal settlement in relation to a U.K. contract.

          Fee income and other decreased in 2005 compared to 2004 primarily due to the income recorded on the sale of property in London in 2004, combined with fees generated by the Company’s professional lines start up businesses for administration of third party portfolios.

          Exchange losses (gains) are primarily generated by movement in foreign exchange rates applied to loss reserves held in currencies other than the functional currency of the reporting subsidiary.

          The increase in the underwriting profit in 2006 as compared with 2005 was reflective of the combined ratios, as shown below, and foreign exchange impacts. The following table presents the ratios for the Insurance segment for each of the last three years ended December 31:

	2006	2005	2004

Loss and loss expense ratio	64.2%	112.0%	70.5%
Underwriting expense ratio	27.5%	25.0%	26.4%

Combined ratio	91.7%	137.0%	96.9%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss reserves held at the beginning of the year.

          The Company did not change its methodology or key assumptions used in 2006, 2005 or 2004 to determine ultimate loss reserves for any line of insurance business written.

          The following tables present the prior year favorable or adverse development of the Company’s gross and net loss and loss expense reserves for its insurance general operations:

Gross

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$14,660	$12,396	$10,225
Net (favorable) adverse development of those reserves during the year	(371)	286	1,674

Unpaid losses and loss expense reserves re-estimated one year later	$14,289	$12,682	$11,899

Net

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$9,860	$6,975	$5,846
Net (favorable) adverse development of those reserves during the year	(13)	1,020	292

Unpaid losses and loss expense reserves re-estimated one year later	$9,847	$7,995	$6,138

          Within the Insurance segment, the loss and loss expense ratio for the year ended December 31, 2006 decreased compared with the year ended December 31, 2005, primarily as a result of the absence of large natural catastrophe events and the unfavorable result of Winterthur Decision during 2005. Excluding the impact of these events, the loss ratio in 2005 was 67.1%. The relative decrease in 2006 relates to net favorable prior year reserve releases. Net overall favorable prior year reserve development for the year ended 2006 was $13.2 million. This overall favorable develop-

ment included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $3.0 million and $72.8 million of prior year adverse development in certain professional, marine and aviation, and other lines of business, respectively. Property reserve releases resulted from favorable experience in the 2005 accident year for both attritional and catastrophe losses. Casualty releases were largely in Europe including $69.2 million related to casualty business acquired from Winterthur combined with continued favorable development of the business re-underwritten post acquisition. The professional adverse development relates primarily to the Bermuda portfolio. This development is split into the 2002 and prior periods for D&O and 2004 and subsequent periods for employment practices liability as new types of actions based on employment demographics have emerged. Adverse development from the 2005 hurricanes impacted marine, but was offset by favorable development in aviation reserves. Other adverse development resulted primarily from discontinued lines such as surety and political risk, combined with an unrecoverable reinsurance balance from an accident and health line reinsurer. The gross prior year favorable development for the Insurance segment was $371.4 million. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty have developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

          The loss and loss expense ratio for the Insurance segment for the year ended December 31, 2005 increased compared with the year ended December 31, 2004, primarily reflecting the net losses of $947.0 million incurred in the property catastrophe and property lines of business as a result of Hurricanes Katrina, Rita and Wilma and the Other Cats combined with the impact of overall continued softening market conditions in 2005, losses of $834.2 million representing the unfavorable outcome of the Winterthur Decision and net adverse prior year development.

          As noted above, net adverse prior year development in 2005 includes the loss associated with the Winterthur Decision. The Independent Actuary’s report concluded that WSIC’s submitted SNRA and NPRA were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, incurred losses of approximately $834.2 million were recorded in the fourth quarter of 2005.

          During 2005, the Insurance segment’s net adverse prior year development, excluding the impact of the result of the Winterthur Decision, of $185.8 million was driven primarily by increases in reported case reserves for excess professional liability. Strengthening of $259.5 million in professional lines was caused primarily by the establishment of case reserves on both directors’ and officers’ claims in pre-2002 business, and errors and omissions claims. Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $112.5 million for global risk lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe including business acquired from Winterthur.

          There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

          The underwriting expense ratio in the year ended December 31, 2006 increased compared to the same period in 2005, as a result of an increase in the operating expense ratio of 3.0 points (15.6 % as compared to 12.6%) partially offset by a lower acquisition expense ratio. The increase in the operating expense ratio was due primarily to increased performance-based compensation costs. The lower acquisition expense ratio related primarily to a reduction in certain ceded brokerage costs in 2006 combined with the impact on the expense ratio of reinstatement premiums earned in 2005.

          The underwriting expense ratio for the year ended December 31, 2005 decreased compared with the same period in 2004 as a result of a decrease in the operating expense ratio of 0.5 points (12.6% as compared to 13.1%)

combined with a decrease in the acquisition expense ratio of 0.8 points (12.4% as compared to 13.2%). The reduction in the operating expense ratio was due to productivity expense management initiatives and certain compensation cost adjustments. The reduction in the acquisition expense ratio was due primarily to a change in the commission structure with certain brokers, partially offset by the impact of ceded reinstatement premiums.

          Reinsurance

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

Gross premiums written	$3,084,733	(9.6)%	$3,411,087	(1.3)%	$3,456,511
Net premiums written	2,401,114	(13.5)%	2,776,006	(3.4)%	2,874,115
Net premiums earned	2,591,303	(6.5)%	2,770,941	(5.5)%	2,933,145
Fee income and other	3,053	NM	(278)	NM	223
Net losses and loss expenses	1,426,804	(48.4)%	2,763,378	42.7%	1,937,001
Acquisition costs	537,408	(10.5)%	600,615	(7.4)%	648,430
Operating expenses	196,545	26.7%	155,095	(18.7)%	190,750
Foreign exchange (gains) losses	(43,017)	NM	33,144	NM	(27,102)

Underwriting profit (loss)	$476,616	NM	$(781,569)	NM	$184,289

*	NM – Not meaningful

          Gross and net premiums written decreased 9.6% and 13.5%, respectively, in year ended December 31, 2006 as compared to year ended December 31, 2005. The decrease in gross and net premiums written is primarily attributable to rate and volume reductions within the casualty line of business, and catastrophe gross and net reinstatement premiums of $138.7 million and $34.7 million, respectively, recorded in 2005. These decreases were partially offset by a change in accrual methodology and both written and ceded premiums adjustments for certain U.S. property programs in 2006. On a net premiums written basis, the decrease is also attributable to the new catastrophe quota share reinsurance treaty with Cyrus Re. In addition, as part of the Company’s aggregate risk reduction initiatives, there has been a net reduction in catastrophe exposure and a restructuring of the Company’s marine and energy exposures.

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

          Net premiums earned in the year ended December 31, 2006 decreased 6.5% as compared to the year ended December 31, 2005, and 5.5% in 2005 as compared to the year ended December 31, 2004, due primarily to the earn out of the impact of rate pressures on gross premiums written over the last 24 months.

          The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2006	2005	2004

Loss and loss expense ratio	55.1%	99.7%	66.0%
Underwriting expense ratio	28.3%	27.3%	28.6%

Combined ratio	83.4%	127.0%	94.6%

          The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year.

          The following tables present the prior year favorable or adverse development of the Company’s gross and net loss and loss expense reserves for its reinsurance operations:

Gross

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$8,820	$7,226	$6,454
Net (favorable) adverse development of those reserves during the year	(46)	85	(38)

Unpaid losses and loss expense reserves re-estimated one year later	$8,774	$7,311	$6,416

Net

(U.S. dollars in millions)	2006	2005	2004

Unpaid losses and loss expense reserves at the beginning of the year	$7,212	$5,695	$4,813
Net (favorable) adverse development of those reserves during the year	(126)	94	(24)

Unpaid losses and loss expense reserves re-estimated one year later	$7,086	$5,789	$4,789

          Within the Reinsurance segment, the decrease in the loss and loss expense ratio in the year ended December 31, 2006, compared to the same period in 2005, primarily reflected the lack of large natural catastrophe events such as those that occurred during 2005. Excluding these events, the loss ratio for 2005 was 65.3%. The relative decrease in 2006 is largely due to favorable prior year reserve development. During the year ended December 31, 2006, net overall favorable prior year reserve development for the year ended 2006 was $125.7 million. This overall favorable development was made up of releases of $190.2 million in property and other shorter-tail lines of business and $10.9 million in casualty lines, partially offset by $75.4 million in adverse development specifically related to the 2005 catastrophes. Net releases in casualty lines reflect positive claims experience in the core U.S. reinsurance and primary books including those years subject to the CAR review in 2003 partially offset by some older asbestos and environmental development and $18.0 million related to a disputed claim impacting underwriting years 1996-2000 that settled during the year. The gross prior year favorable development for the Reinsurance segment was $46.0 million. This gross favorable development was less than the corresponding net development as net strengthening on the 2005 catastrophes was less significant than the gross strengthening due to reinsurance recoveries.

          The increase in the loss and loss expense ratio in the year ended December 31, 2005, compared to the same period in 2004, primarily reflected the effects of Hurricanes Katrina, Rita and Wilma combined with the Other Cats from which the Reinsurance segment incurred a combined $977.9 million of net losses. As noted above these natural catastrophes added 34.4% to the segment loss ratio for the year ended December 31, 2005.

          In addition, during 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million. Reserve strengthening of $266.9 million in casualty and professional lines was partially offset by releases in other lines of business of $173.4 million. The casualty strengthening is primarily attributable to workers’ compensation, umbrella liability and certain professional lines of business written in the Company’s North American operations. The reserve releases relate primarily to the property line where releases of $135.6 million occurred across all business units globally in the 2002 to 2004 underwriting years. Releases also occurred in the marine and aviation classes of business across the Reinsurance segment.

          The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors’ and officers’ lines of business in the 1997-2001 underwriting years. The professional lines claims activity arises largely from a limited number of cedants. This reserve increase was partially offset by favorable development in the 1997-2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

          The increase in the underwriting expense ratio in year ended December 31, 2006, compared to the same period in 2005, was due to an increase in the operating expense ratio to 7.6%, as compared to 5.6% in the year ended December 31, 2005. The operating expense ratio increase was primarily due to an increase in performance-based compensation expenses and costs related to various strategic initiatives within the Reinsurance segment including the establishment of an integrated reinsurance platform in Europe. The increase in operating expenses was offset by a decrease in the acquisition expense ratio from 21.7% during the year ended December 31, 2005 to 20.7% in the same period in 2006. The decrease in the net acquisition expense ratio was due primarily to commissions received from Cyrus Re related to the property catastrophe retrocession.

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

          Exchange gains in the year ended December 31, 2006 were mainly attributable to an overall weakening in the value of the U.S. dollar against the U.K. Sterling in those operations with U.S. dollars as their functional currency and net U.K. Sterling assets. Exchange losses in the year ended December 31, 2005 were mainly attributable to an overall strengthening in the value of the U.S. dollar against U.K. Sterling and the Euro.

          Life Operations

          The following table summarizes the net income for the Life operations segment:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

Gross premiums written	$597,025	(73.8)%	$2,274,520	62.8%	$1,397,516
Net premiums written	558,548	(75.0)%	2,236,903	64.1%	1,363,131
Net premiums earned	559,395	(75.0)%	2,237,721	63.9%	1,365,176
Fee income and other	327	2.2%	320	7.0%	299
Claims and policy benefits	769,811	(69.0)%	2,479,364	67.5%	1,480,535
Acquisition costs	45,990	(22.1)%	59,018	20.9%	48,830
Operating expenses	29,720	59.2%	18,664	32.6%	14,071
Net investment income	343,903	18.4%	290,517	41.1%	205,863
Foreign exchange (gains) losses	(8,158)	NM	1,421	NM	(499)

Net income (loss)	$66,262	NM	$(29,909)	NM	$28,401

*	NM – Not meaningful

          With respect to the Life operations, gross and net premiums written, net premiums earned and claims and policy benefits in each of the three years ended December 31, 2006, 2005 and 2004 included the assumption of the following long duration annuity portfolios:

1. Second and fourth quarters of 2006 - two Irish immediate annuity portfolios bound, for which net premium earned totaled $152.5 million.

          2. Second and fourth quarters of 2005 – A large U.K. immediate annuity portfolio contract bound representing $1.8 billion in net premiums earned and two Irish immediate annuity portfolios which totalled $96.2 million.

3. Second and fourth quarters of 2004 – Two large U.K. and Irish portfolio contracts, representing $995 million in net premiums earned and related claims and policy benefits.

          The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely continue to be irregular and their sizes will differ from transaction to transaction.

          Excluding these large contracts, net premiums earned in life operations increased in 2006 compared with 2005 and 2005 compared with 2004, as the Company expanded its life and annuity reinsurance operations in Europe, and has continued to bind additional regular premium term assurance contracts which generate ongoing premiums.

          Claims and policy benefits decreased significantly in 2006 as compared to 2005, and increased in 2005 as compared to 2004, as a result of the annuity payout liabilities accepted under the contracts noted above. Changes in claims and policy benefits included the movement in policy benefit reserves related to contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefits in all years also include incurred losses from the growing installment premium term assurance portfolio. Furthermore, in 2005, $37.4 million in losses were recorded related to certain novated blocks of U.S.-based term life mortality reinsurance business as a result of the actuarially modeled impact of actual paid losses being greater than expected. In accordance with U.S. GAAP treatment for life business, a loss recognition test process was carried out in 2005 to determine if expected future premiums would be sufficient to pay for expected future losses. This process led to management’s decision to unlock the then current policy benefit reserve basis and record a loss.

          Acquisition costs decreased in 2006 as compared to 2005 due to the write-off of certain deferred costs of $25.9 million related to the U.S. mortality business noted above during the prior year, and partially offset by increased acquisition expenses on higher volume of installment premium term assurance business. Operating expenses increased in 2006 as compared to 2005 due to build out of existing operations and start-up costs of new life operations including the U.S. life reinsurance platform and the U.K. life fund integration team, as well as an increase in professional fees related to these initiatives.

          Acquisition costs increased in 2005 as compared to 2004, reflecting the write-off of the deferred costs of $25.9 million, related to the U.S. mortality business noted above. Operating expenses increased in 2005 compared to 2004 due to build-out of existing operations and start-up costs of new life operations in the U.S.

          Net investment income has increased reflecting the increase in life business invested assets primarily arising from new large annuity contracts written since 2004, combined with increased yields. Net investment income is included in the calculation of net income from life operations as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The accretion of the related future policy benefit reserves is included in claims and policy benefits.

          Financial Lines

          The following table summarizes the net contribution for the Financial lines segment:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

Gross premiums written	$128,434	29.4%	$99,272	33.0%	$74,656
Net premiums written	111,423	19.0%	93,658	29.5%	72,325
Net premiums earned	125,429	32.3%	94,786	42.8%	66,384
Fee income and other	4,659	(67.3)%	14,239	27.3%	11,187
Net losses and loss expenses	162,623	105.9%	78,965	84.9%	42,716
Acquisition costs	12,869	(2.7)%	13,228	4.7%	12,639
Operating expenses	1,666	(37.2)%	2,652	NM	206
Foreign exchange losses (gains)	266	155.8%	104	NM	(2,688)

Underwriting profit	$(47,336)	NM	$14,076	(43.0)%	$24,698
Net investment income	464,065	39.1%	333,504	86.5%	178,776
Interest expense	345,209	59.5%	216,392	90.6%	113,523
Operating expenses – structured products	48,562	13.8%	42,679	(15.0)%	50,230
Net income from financial and investment affiliates	31,550	190.4%	10,866	(47.4)%	20,668
Net realized and unrealized gains on derivative instruments	37,614	(27.9)%	52,148	35.7%	38,438

Net contribution from financial lines	$92,122	(39.2)%	$151,523	53.3%	$98,827

*	NM – Not meaningful

          Gross and net premiums written relating to the Financial lines include premiums from structured financial and alternative risk transfer products, political risk insurance products, weather and energy risk management products, and legacy financial guaranty business. Gross premiums written increased by 29.4 % for the year ended December 31, 2006, as compared to the comparable period in 2005. This increase was due to a loss portfolio transfer contract written in 2006, additional premiums associated with a structured property and casualty reinsurance contract, and growth in certain weather and energy books of business including power outage products. Increases in net premiums written of 19.0% for 2006 as compared to the same period of 2005 were primarily due to the factors affecting gross premiums written noted above, partially offset by the inter-segment portfolio transfer to SCA of in-force financial guaranty contracts in connection with the SCA IPO.

          Increases in gross and net premiums written of 33.0% and 29.5%, respectively, in 2005, as compared to 2004, were primarily due to additional premiums due in 2005 on a structured property and casualty policy, which incurred a loss related to Hurricane Katrina, as well as premiums from several new structured property and casualty policies written during the year. Financial guaranty premiums remained relatively flat in 2005, as compared to 2004.

          The following table provides a line of business breakdown of the financial lines segment’s net premiums earned:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Structured Indemnity	$81,471	$37,606	$9,496
Political Risk	22,708	25,905	27,938
Other(1)	21,250	31,275	28,950

	$125,429	$94,786	$66,384

(1)	Other includes weather and energy risk management products, alternative risk transfer products, and financial guaranty.

          Net premiums earned increased during the year ended December 31, 2006, as compared to the same period in 2005. The increase primarily resulted from the factors affecting gross premiums written noted above as well as the earn-out of increased net premiums written over the past 24 months. These increases were offset by the impact of the inter-segment portfolio transfer.

          The increase in net premiums earned of 42.8% during 2005, as compared to 2004, primarily resulted from additional premiums due in 2005 on a structured property and casualty policy which incurred a loss related to Hurricane Katrina, as well as new structured property and casualty business production in 2005, offset in part by lower earned premium in the financial guaranty line of business in 2005, as compared to 2004.

          Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the year ended December 31, 2006 increased by 105.9%, as compared to the comparable period in 2005. This increase was a result of case reserve provisions relating to several structured finance transactions, including a $51.9 million loss on a contract which guaranteed a certain amount of revenue from a pool of equipment leases, losses assumed in relation to the loss portfolio transfer contract written in 2006, and adverse Hurricane Rita development on a structured property and casualty contract.

          Net losses and loss expenses during 2005 increased by 84.9%, as compared to 2004. This increase primarily resulted from losses incurred on structured property and casualty contracts related to Hurricanes Katrina and Rita.

          For the year ended December 31, 2006, acquisition costs decreased by 2.7% as a result of slightly lower average broker costs associated with earned premium. For 2005, acquisition costs increased by 4.7% as compared to 2004. This increase consisted of slightly higher acquisition expenses in the guaranteed investment contract and funding agreement businesses.

          Total operating expenses increased in 2006 as compared to 2005 due to higher performance-based compensation costs as well as reallocations of certain costs resulting from the restructuring of the Company’s segments. For 2005, operating expenses decreased as compared to 2004 due to a reduction in both compensation expense and professional fees.

          Net investment income increased by 39.1% for the year ended December 31, 2006, as compared to the same period in 2005, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $5.1 billion to $6.2 billion for the years ended December 31, 2005 and 2006, respectively, together with increased yields.

          Net investment income increased by 86.5% for the year ended December 31, 2005, as compared to the same period in 2004, primarily as a result of significant increases in the combined average funding agreement and guaranteed investment contract balances from $2.9 billion to $5.1 billion for the years ended December 31, 2004 and 2005, respectively, together with increased yields.

          Interest expense on structured products relates to deposit liabilities associated with funding agreements, guaranteed investment contracts and certain structured property and casualty contracts. The increase in interest expense during 2006 as compared to 2005, and 2005 as compared to 2004, related primarily to the increase in the average funding agreement and guaranteed investment contract deposits discussed above.

          Net income from financial and investment affiliates include earnings on the Company’s investment in Primus and certain of the Company’s investment affiliates. Primus specializes in providing credit risk protection through credit derivatives. The increase in the year ended December 31, 2006 as compared to the same period in 2005 was due primarily to the profitability of Primus which contributed $22.6 million in 2006 as compared with $4.6 million in 2005, combined with continued strong performance of certain investment affiliates. The decrease in such earnings in 2005, as compared to 2004, was due primarily to the lower earnings from Primus in 2005.

          Net realized and unrealized gains on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured deriv-

atives. The net gains from derivatives for the year ended December 31, 2006 included realized gains from certain weather derivative contracts for the 2005/2006 winter, positive mark to market adjustments on certain credit default swap risks, and partially offset by negative movements in certain investment grade credit derivative exposures and the amortization of prior mark-to-market gains.

          Net realized and unrealized gains on derivative instruments increased 35.7% in 2005, as compared to 2004. Results in 2005 were driven largely by an $18.6 million gain on the settlement of a structured market risk management derivative product tied to a housing price index, and $17.8 million net realized and unrealized gains in the weather and energy business. Results in 2004 primarily consisted of unrealized gains on certain credit derivatives.

          SCA

          The following table summarizes the net contribution and net income for SCA segment:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

Gross premiums written	$405,910	45.6%	$278,868	3.1%	$270,579
Net premiums written	401,127	52.6%	262,787	3.7%	253,337
Net premiums earned	192,786	21.0%	159,350	(1.9)%	162,514
Fee income and other	2,383	200.5%	793	NM	153
Net losses and loss expenses	15,038	(44.5)%	27,107	(62.3)%	71,917
Acquisition costs	18,871	12.0%	16,847	(5.7)%	17,859
Operating expenses	82,389	20.7%	68,260	(2.1)%	69,728
Foreign exchange losses (gains)	177	NM	1,757	NM	(482)

Underwriting profit	$78,694	70.4%	$46,172	NM	$3,645
Net investment income	78,348	50.1%	52,213	44.1%	36,245
Minority interest in preferred shares of XLFA	4,474	(46.9)%	8,431	(3.2)%	8,708
Net realized and unrealized (losses) gains on derivative instruments	(8,022)	(19.5)%	(6,715)	NM	11,043

Net contribution from SCA	$144,546	73.7%	$83,239	97.1%	$42,225
Net realized and unrealized (losses) on investments	(16,180)	NM	(3,221)	NM	(178)
Minority interest in common shares of SCA	20,656	NM	—	NM	—
Income tax charge (benefit)	3,133	NM	(1,278)	NM	1,920

Net income from SCA	$104,577	28.6%	$81,296	102.6%	$40,127

*	NM – Not meaningful

          Financial guaranty up-front premiums are earned over the life of the insured debt obligations based on par amount of risk outstanding. Financial guaranty installment premiums are earned over the installment period.

          Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the periods presented and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. Gross and net premiums written increased by 45.6% and 52.6%, respectively, in the year ended December 31, 2006 as compared to the same period in 2005. These increases were primarily as a result of an increase in the volume and mix of financial guaranty upfront contracts written throughout this time period. Net premiums written also increased as a result of the inter-segment portfolio transfer of in-force financial guaranty contracts with the Financial lines segment and the early retirement of certain guaranteed obligations.

          Gross premiums written increased by 3.1% in 2005 as compared to 2004. A decline in up-front premiums written was offset by an increase in installment premiums written. Upfront premiums declined due to tighter credit spreads and increased market competition across our business lines. The increase in installment premiums reflected the growth of the in-force book of installment business.

          The increase in net premiums earned in 2006, as compared to 2005, was primarily due to the growth of the in-force business (in particular, installment premium business written in prior periods) and earned premiums from the early retirement or refunding of insured securities of $27.4 million, as compared to $14.8 million in 2005.

          The decrease in net earned premiums in 2005, as compared to 2004, was primarily attributable to the inclusion in 2004 of $23.4 million in earned premiums related to a project financing loss noted below, partially offset by the growth of in-force business and earned premiums from the early retirement or refunding of insured securities of $14.8 million in 2005, as compared to $6.0 million in 2004.

          Net losses and loss expenses for the year ended December 31, 2006, decreased by 44.5% compared to the same period in 2005. Lower net losses and loss adjustment expenses during the year ended December 31, 2006 reflected nominal case basis provisions for net losses and loss adjustment expenses during the year ended December 31, 2006 relating to certain insured transactions, whereas the year ended December 31, 2005 included a provision for case basis reserves of $12.2 million, of which $12.1 million related to two insured transactions. There was an additional gross case basis reserve related to one of these transactions in the current year of $15.2 million, however this loss was reinsured by and was included in the Financial lines segment.

          The decrease in net losses and loss adjustment expenses in 2005, as compared to 2004, was primarily attributable to the inclusion of $41.7 million of incurred losses in 2004 relating to the subordinate layer of an insured project financing structure, combined with net favorable development in 2005 of unallocated loss reserves.

          Acquisition costs increased by 12.0% for the year ended December 31, 2006, as compared to the same period in 2005. The increase primarily reflects the impact of refundings noted above combined with higher direct and indirect acquisition costs resulting from the growth of in-force business. Acquisition costs decreased by 5.7% for the year ended December 31, 2005, as compared to the same period in 2004. This decrease was primarily due to a change in business mix to more installment-based policies, resulting in lower deferred costs associated with premium and excise taxes.

          Operating expenses increased by 20.7% in the year ended December 31, 2006, as compared to the same period in 2005, due to compensation expenses related to the transfer of additional employees and other costs associated with the SCA IPO. Operating expenses decreased by 2.1% in the year ended December 31, 2005, as compared to the same period in 2004, due to lower compensation costs.

          Net investment income increased by 50.1% in the year ended December 31, 2006, as compared to the same period in 2005, primarily as a result of increases in the investment asset balances in 2006, proceeds received from the IPO in August 2006, together with increased yields.

          Net realized and unrealized losses on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio. The net losses from derivatives for the year ended December 31, 2006 primarily related to an increase in the volume of insured interest rate swaps. During the year ended December 31, 2005, spreads widened slightly compared to prior years, decreasing the value of credit default swaps.

          Refer to “Investment Activities” below for an analysis of net realized and unrealized losses on investments and investment derivatives.

          Minority interest expense relating to the preferred shares of XLFA has decreased due to changes in the structure of the related dividends. Minority interest expense relating to the common shares of SCA has increased following the SCA IPO in August 2006 and primarily represents the 37% ownership interest in SCA common shares held by the public.

          Income tax charge (benefit) represents the taxes associated with the net income of SCA.

          Investment Activities

          The following table illustrates the change in net investment income from general operations, net income from investment affiliates from general operations, net realized (losses) gains on investments, and net realized and unrealized gains (losses) on investment derivative instruments from general operations for each of the three years ended December 31:

(U.S. dollars in thousands)	2006	% Change 06 vs 05	2005	% Change 05 vs 04	2004

Net investment income – general operations	$1,091,868	36.7%	$798,805	30.1%	$614,128
Net income from investment affiliates – general operations (1)	260,947	75.1%	149,032	28.3%	116,161
Net realized (losses) gains on investments	(116,458)	NM	241,882	(1.9% )	246,547
Net realized and unrealized gains (losses) on investment and other derivative instruments – general operations (2)	71,591	NM	(16,575)	NM	24,012

*	NM – Not meaningful

(1)

The Company records the income related to investment fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

(2)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 15 to the Consolidated Financial Statements, “Derivative Instruments.”

          Net investment income related to general operations increased in 2006 as compared to 2005 due primarily to increases in the yield of the portfolio and a higher investment base. The market yield to maturity on the fixed income portfolio was 5.2% at December 31, 2006, as compared to 4.7% at December 31, 2005, due primarily to higher interest rates in the U.S., U.K., and Euro-zone. The growth in the investment base reflected the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and the Company’s positive cash flow from operations.

          Net investment income related to general operations increased in 2005 as compared to 2004 primarily due to growth in the investment base, as well as increases in the yield of the portfolio. The growth in the investment base reflected the Company’s positive cash flow from operations. In 2005, the Company also received a distribution associated with the unwinding of a collateral debt obligation, which resulted in a one-time benefit to investment income of $31.0 million as well as $25.3 million related to the Winterthur Decision.

          The Company’s total investments available for sale and cash and cash equivalents less net pending payable for investments purchased was $41.5 billion at December 31, 2006 as compared to $38.8 billion at December 31, 2005. This increase of $2.7 billion includes cash flow from operations of $2.4 billion. The annualized effective yield of the total investment portfolio (excluding non-recurring items) was 5.1% for 2006 as compared to 4.4% for 2005, a 0.7% increase. The increase in the effective yield of the total investment portfolio was primarily due to general interest rate increases in the U.S, U.K., and Euro-zone.

          It is expected that net investment income in 2007 will increase due to projected increases in investments resulting from an increase in the average investment base, as well as anticipated increases in portfolio yields on reinvestment of existing assets and investment of new cash flows. However, actual market changes in interest rates could offset or supplement the effects of cash flow. For a further discussion see “Liquidity and Capital Resources.”

          Net income from investment affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are equity accounted. Net income from investment affiliates increased in 2006 as compared to 2005 primarily due to a strong result in private investment portfolios due to a series of positive liquidity events and fair value adjustments, with continued good returns on the alternative portfolios.

          Investment Performance

          The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the years ended December 31, 2006 and 2005 of the asset/liability portfolio and risk asset portfolios:

	2006(1)	2005(1)

Asset/Liability Portfolio
USD fixed income portfolio	4.6%	2.6%
Non-USD fixed income portfolio	2.9%	5.3%

Risk Asset Portfolio
Alternative portfolio	11.5%	7.5%
Equity portfolio	20.0%	13.9%
High-Yield fixed income portfolio	8.0%	3.1%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Non-U.S. dollar fixed income performance is measured in either the underlying currency or in U.S. dollars.

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

          In 2006, net realized losses on investments were $116.5 million which includes $390.4 million of gross realized losses on fixed income and $88.5 million of gross realized losses on equity securities. Gross realized losses in 2006 included $151.4 million of provisions for declines in fair value considered to be other than temporary. In the U.S., the general level of corporate defaults was lower than in recent years. For example, Moody’s Investors Service, Inc. (“Moody’s”) reported that 21 issuers defaulted in 2006 compared with 31 issuers in 2005 and 36 issuers in 2004. The Company’s exposure to these defaults was limited in both 2006 and 2005, resulting in a low level in the write-down for other than temporary declines related to credit events. As a percentage of the total fixed income portfolio, the write-down for other than temporary declines was 0.3% in 2006 as compared to 0.1% in 2005 and a negligible amount in 2004.

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

          With respect to those securities that were sold at a loss during the year ended December 31, 2006, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position (U.S. dollars in thousands)	Fixed Income Securities	Equity Securities

Less than 6 months	$168,462	$66,876
At least 6 months but less than 12 months	81,202	17,573
At least 12 months but less than 2 years	7,505	1,239
At least 2 years	73	—

Total gross realized loss from sales	257,242	85,688
Impairment charges for declines in value considered to be other than temporary	133,185	2,831

Total gross realized loss	$390,427	$88,519

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

          During the year ended December 31, 2006, the Company realized losses of $7.6 million and $1.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2005, the Company realized losses of $32.2 million and $2.1 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (these decisions were independent of the Company’s previously stated intent and ability to hold such securities).

          Net realized and unrealized gains on investment derivatives result from the Company’s investment strategy to economically hedge against interest and foreign exchange risk within the investment portfolio. For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

          Net Unrealized Gains and Losses on Investments

          At December 31, 2006, the Company had net (pre-tax) unrealized gains on fixed income and short-term securities of $139.8 million and net unrealized gains on equity securities of $185.6 million. Of these amounts, gross unrealized losses on fixed income and short-term securities and equities were $244.1 million and $5.4 million, respectively. At December 31, 2005, the Company had net unrealized gains on fixed income and short-term securities of $319.0 million and net unrealized gains on equity securities of $171.9 million. Of these amounts, gross unrealized losses on fixed income and short-term securities and equities were $312.7 million and $8.8 million, respectively. These losses include securities below investment grade, as discussed below.

          The information shown below about the unrealized losses on the Company’s investments at December 31, 2006 and 2005, concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

          The following is an analysis of how long each of those investment securities with an unrealized loss at December 31, 2006 and 2005 had been in a continual unrealized loss position:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2006	Amount of unrealized loss at December 31, 2005

Fixed Income and Short-Term	Less than six months	$88,199	$139,130
	At least 6 months but less than 12 months	44,555	90,448
	At least 12 months but less than 2 years	85,617	75,898
	2 years or more	25,720	7,245

	Total	$244,091	$312,721

Equities	Less than six months	$2,983	$6,545
	At least 6 months but less than 12 months	2,448	2,275

	Total	$5,431	$8,820

          At December 31, 2006, the total gross unrealized losses represented approximately 9,700 fixed income securities out of a total of approximately 17,300 and approximately 200 equity securities out of a total of approximately 1,300. At December 31, 2005, the total gross unrealized losses represented approximately 9,100 fixed income securities out of a total of approximately 17,300, and approximately 400 equity securities out of a total of approximately 1,800.

          As discussed under Item 1, “Investments – Investment Structure and Strategy,” the Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These securities are more sensitive to credit risk than investment grade securities. At December 31, 2006, approximately 2.3% of the Company’s fixed income investment portfolio was invested in securities that were below investment grade or not rated. Approximately 5.4% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2006, related to securities that were below investment grade or not rated. At December 31, 2005, approximately 2.4% of the Company’s fixed income investment portfolio was invested in securities that were below investment grade or not rated. Approximately 4.3% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2005, related to securities that were below investment grade or not rated. The following is an analysis of the length of time each of those below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated.

Length of time in a continual unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2006	Amount of unrealized loss at December 31, 2005

Less than six months	$12,398	$9,471
At least 6 months but less than 12 months	270	2,753
At least 12 months but less than 2 years	469	1,086
At least 2 years but less than 3 years	10	75

Total	$13,147	$13,385

          Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2006 of $244.1 million, approximately $122.5 million related to corporate fixed income securities. Within the cor-

porate fixed income securities, approximately 52.9% of the losses were in the financial sector, 11.9% in the communications sector, 8.8% in the consumer non-cyclical sector, 5.4% in the utilities sector and 5.1% in the industrial sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $1.8 million. No equity securities held by the Company at December 31, 2006 were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $0.5 million.

          Of the $312.7 million gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2005, approximately $118.8 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 55.3% of the losses were in the financial sector, 9.8% in the communications sector, 9.4% in the consumer, non-cyclical sector and 5.6% in the consumer cyclical sector. No other sector was greater than 5%. The largest individual unrealized loss in the fixed income portfolio was $5.0 million. No equity securities held by the Company at December 31, 2005, were in a continual unrealized loss position for at least 12 months. The largest individual unrealized loss in the equity portfolio was $0.3 million.

          At December 31, 2006 and 2005, the following table sets forth the maturity profile of the fixed income securities that were in a gross unrealized loss position:

Maturity profile in years of fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2006	Amount of unrealized loss at December 31, 2005

Less than 1 year remaining	$8,462	$10,162
At least 1 year but less than 5 years remaining	45,118	88,876
At least 5 years but less than 10 years remaining	61,283	69,844
More than 10 years but less than 20 years remaining	17,376	5,435
At least 20 years or more remaining	36,204	18,358
Mortgage and asset-backed securities	75,648	120,046

Total	$244,091	$312,721

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the general operations of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2006	% Change 2006 vs 2005	2005	% Change 2005 vs 2004	2004

Net income from operating affiliates (1)	$88,209	41.4%	$62,371	(53.6)%	$134,535
Amortization of intangible assets	2,355	(78.1)%	10,752	(32.1)%	15,827
Corporate operating expenses	185,253	4.7%	176,909	(10.0)%	196,648
Interest expense – general operations	207,066	10.5%	187,457	4.9%	178,717
Minority interest in the common shares of XL International (Bermuda) Ltd.	(114)	48.4%	(221)	31.2%	(321)
Income tax expense (2)	216,512	NM	50,562	(43.5)%	89,423

(1)	The Company records the income related to the operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

(2)	Income tax expense does not include SCA’s income tax charge (benefit).

*	NM – Not meaningful

          In 2006, the increase in net income from operating affiliates was primarily due to the gain on sale of the FrontPoint Partners LLC, an investment mangement affiliate, of $41.7 million. The results also include continued strong performance by the Company’s investment management affiliates driven by strong growth in assets managed by these minority-owned managers.

          In 2005, net income from operating affiliates declined over 2004, which resulted from the fact that the 2004 results included proceeds from the sale of two affiliates, as described below. The results of the Company’s investment management affiliates showed good underlying growth in 2005 due to good investment performance and growth in assets managed by these minority-owned managers.

          In 2004, net income from operating affiliates included strong performance by the Company’s investment management affiliates combined with income of $66.7 million on the sale of the Company’s investment in the Admiral Group Ltd. and $35.4 million of income from the sale of the Company’s stake in Pareto Partners L.P. and its affiliated companies, as well as strong growth in assets managed by these minority-owned managers.

          Amortization of intangible assets decreased in 2006 as a result of certain intangible assets that were fully amortized during the year.

          Corporate operating expenses in 2006 increased by 4.7% primarily as a result of increased performance-based compensation costs and increased legal costs.

          Interest expense from general operations includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion. The increase in interest expense primarily reflected the increase in average outstanding debt for the year ended December 31, 2006, compared to 2005. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          The change in the Company’s income taxes in each of the three years ended December 31, 2006, 2005 and 2004 principally reflects the effects of changes in the profitability of the U.S. and European operations for each year. Income tax expense for the year ended December 31, 2006 increased from 2005 principally from an improvement in the profitability of the Company’s U.S. and European operations. The Company’s effective tax rate for the year ended December 31, 2006 decreased slightly from that in 2005 due to $30.0 million of tax benefits associated with corrections in the year to reserves ceded to its Bermuda reinsurance entities. In addition, the Company recorded a tax charge in 2006 of $6.0 million in connection with the IPO of SCA. Income tax expense for the year ended December 31, 2005 decreased from 2004, due primarily to losses incurred in the Company’s U.S. operations as a result of the 2005 catastrophe activity. A significant proportion of the loss reserve increases were captured in non-U.S. subsidiaries where no tax relief is available.

         The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and, under current projections, the Company anticipates using this asset. The Company’s net deferred tax asset at December 31, 2006 was $346.1 million, which consists primarily of net operating losses generated by subsidiaries in the U.S. and U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 25 to the Consolidated Financial Statements, “Taxation.”

Balance Sheet Analysis

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

          At December 31, 2006 and 2005, total investments, cash and cash equivalents, and net payable for investments purchased were $44.3 billion and $41.2 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2006 and 2005:

(U.S. dollars in thousands)	Fair Value 2006	Percent of Total	Fair Value 2005	Percent of Total

Cash and cash equivalents	$2,223,748	5.0%	$3,693,475	9.0%
Net payable for investments purchased	(104,739)	(0.2)%	(639,034)	(1.6)%
Short-term investments	2,338,487	5.3%	2,546,073	6.2%
Fixed maturities:
U.S. Government and Government agency	$2,557,533	5.8%	$4,497,004	10.9%
Corporate	14,185,964	32.1%	13,292,892	32.2%
Mortgage and asset-backed securities	16,236,893	36.7%	11,652,106	28.3%
U.S. States and political subdivisions of the States	65,545	0.1%	71,193	0.2%
Non-U.S. Sovereign Government	3,075,423	6.9%	2,796,370	6.8%

Total fixed maturities	$36,121,358	81.6%	$32,309,565	78.4%
Equity securities	891,138	2.0%	868,801	2.1%
Investments in affiliates	2,308,781	5.2%	2,046,721	5.0%
Other investments	476,889	1.1%	399,417	0.9%

Total investments and cash and
cash equivalents	$44,255,662	100.0%	$41,225,018	100.0%

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At December 31, 2006 and 2005, the average credit quality of the Company’s total fixed income portfolio was “AA.” At December 31, 2006 approximately 55.5% of the fixed income portfolio was rated AAA by one or more of the principal ratings agencies. Approximately 2.3% was below investment grade or not rated.

         Unpaid Losses and Loss Expenses

          Unpaid losses and loss expenses include reserves on the Company’s general and financial operations and relates primarily to the casualty insurance and reinsurance business written by the Company. The balance was $23.1 billion at December 31, 2006, which is a decrease of $0.7 billion from December 31, 2005. The decrease was due primarily to the lack of significant catastrophe events in 2006, a reduction in reserves related to payments made in 2006 relating to 2005 catastrophe events, and favorable net prior year development of $110.6 million in 2006.

          The table below represents a reconciliation of the Company’s general and financial operations, unpaid losses and loss expenses for the year ended December 31, 2006:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2005	$23,767,672	$(6,412,648)	$17,355,024
Losses and loss expenses incurred	4,978,510	(739,872)	4,238,638
Losses and loss expenses paid/recovered	6,120,360	(2,182,600)	3,937,760
Other (including losses acquired and foreign exchange revaluation)	454,320	(42,556)	411,764

Balance at December 31, 2006	$23,080,142	$(5,012,476)	$18,067,666

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See Item 1, “Unpaid Losses and Loss Expenses”, “Critical Accounting Policies and Estimates” and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further discussion.

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

          Unpaid losses and loss expense recoverables were $5.0 billion and $6.4 billion at December 31, 2006, and 2005, respectively. At December 31, 2006 and 2005, reinsurance balances receivable were $1.1 and $1.0 billion, respectively. The table below presents the Company’s net reinsurance recoverable at December 31, 2006 and 2005.

(U.S. dollars in thousands)	December 31, 2006	December 31, 2005

Reinsurance balances receivable	$1,128,721	$1,069,402
Reinsurance recoverable on future policy benefits	15,296	28,874
Reinsurance recoverable on unpaid losses and loss expenses recoverable	5,208,749	6,646,972
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(218,343)	(260,713)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,134,423	$7,484,535

          The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $6.1 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2006, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.2 billion at December 31, 2006, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2006 and 2005, the Company had a reserve for potential non-recoveries from reinsurers of $218.3 million and $260.7 million, respectively.

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

          As the Company and WSIC were unable to come to an agreement, the Company submitted to WSIC notice to trigger the independent actuarial process as contemplated by the SPA. On February 3, 2005, both the Company and WSIC made submissions for the independent actuarial process. There were two separate numbers submitted, that for the Seasoned Net Reserves Amount (“SNRA”) and that for the Net Premium Receivable Amount (“NPRA”). Subsequent to this date neither party had the opportunity to submit revised figures to the Independent Actuary.

          On November 23, 2005, the Company received the draft report from the Independent Actuary in connection with the Company’s post-closing protection. The final report was received on December 6, 2005. The Independent Actuary’s report concluded that WSIC’s submitted SNRA and NPRA were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $834.2 million was recorded in the fourth quarter of 2005.

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

          The differences between the Independent Actuary’s and the Company’s evaluations of the factors described above were the result of the application of judgments in, the application of actuarial methodology, assessment of loss on individual claims events and/or interpretation of the provisions of the SPA. Because these factors are interdependent, quantification of a single factor’s individual contribution to the overall difference is not always possible. The quantification of certain reasonably discrete items has been given below. The Company’s loss reserves and actuarial methodologies were reviewed both internally and externally by outside actuaries and claims analysts throughout the seasoning period up to the date of our submission to the Independent Actuary and thereafter. Any adjustments to the underlying carried reserves (both upward and downward) since that date have been the result of new information and have been recorded in the period during which the information became available. In particular during our ongoing assessments of unpaid losses in 2005 it was noted that in certain instances reported experience indicated that the distribution of gross losses to existing reinsurance treaties had developed such that net losses were reduced by approximately $90 million. In addition certain claim settlements and new claim emergence resulted in positive development of approximately $110 million as required by the application of actuarial methodologies on a basis consistent with historical practices. As a result, changes in estimates were recorded as the new information and other developments became available contributing to the net positive development for global risk lines of business during 2005 noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These developments did not change the Company’s assessment of the outcome of the Independent Actuarial process.

          The difference between the independent actuary’s conclusion on the NPRA and that of the Company related almost exclusively to an interpretation of the SPA with respect to the application of certain accruals for premiums payable at the closing of the purchase in 2001. The Company accordingly has not made any adjustment to its current premiums receivable balances.

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

          Under the terms of the SPA, WSIC also provided the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of the Winterthur Business.

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

          The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above and described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

          Approximately 78% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2006, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2006, by reinsurers owing more than 3% of such total:

Name of reinsurer	Standard and Poor’s rating	% of total

Munich Reinsurance Company	AA-/Stable	8.81%
Swiss Reinsurance Company	AA-/Stable	7.03%
Lloyd’s Syndicates	A/Stable	6.47%
Employers Reinsurance Corporation	AA-/Stable	5.98%
Transatlantic Reinsurance Company	AA-/Negative	3.97%

          The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above.

Standard and Poor’s rating	% of total

AAA	6.5%
AA	43.9%
A	27.0%
BBB	1.2%
BB and below	0.5%
Captives	15.1%
Not Rated	1.0%
Other	4.8%
Total	100%

Liquidity and Capital Resources

        Liquidity

          Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.

          As a holding company, the Company’s assets consist primarily of its investments in subsidiaries and affiliates, and the Company’s future cash flows depend upon the availability of dividends or other statutorily permissible payments from its subsidiaries and affiliates. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland, the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. See

Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data”, for further discussion. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

          As an insurance company, one of our principal responsibilities to our clients is to ensure that the Company has ready access to funds to settle large unforeseen claims. The Company expects that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to unforeseen claims activity. Potential events causing such a liquidity strain could be several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, the Company may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

         Sources of Liquidity

          See Item 8 – “Consolidated Statement of Cash Flows.” There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

         Operating Cash Flows

          Cash flow from operations is derived from two main sources:

1)	The receipt of investment income on the Company’s total investment portfolio; and

2)	The net receipt of premiums less claims and expenses related to its underwriting activities in general, life, and financial operations.

          Cash flow from operations was $2.4 billion in 2006, as compared to $5.0 billion in 2005. The decrease in 2006 is due primarily to the large U.K. immediate annuity portfolio contract written in 2005 of $1.8 billion, cash payments on the 2005 catastrophe losses during 2006 combined with the receipt of a net lump sum payment of $575.0 million from WSIC, related to the Winterthur Decision in 2005.

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

          During 2006, 2005 and 2004, the total amounts of net losses paid for general and financial operations were $3.9 billion, $2.6 billion and $3.1 billion, respectively, whereas the amount of net losses incurred was $4.2 billion, $7.4 billion and $4.9 billion, respectively. The increase in losses paid in 2006 related primarily to payments on losses resulting from hurricanes Katrina, Rita, and Wilma. The decrease in net paid losses in 2005, is due to the receipt of a net lump sum payment of approximately $575 million related to the Winterthur Decision, partially offset by payments related to the 2005 and 2004 Atlantic hurricane losses. The payout of the Company’s casualty reserves at December

31, 2006, could be as long as a thirty year period. Property claims are generally reported and settled within a much shorter period, usually up to three years.

         Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries. Investing activities in 2006 and 2005, were primarily related to the renewal purchase and sale of portfolio investments. In addition to purchases and sales of the Company’s total investment portfolio, the Company sold a portion of its interest in SCA through a secondary offering for $104.7 million and its interests in Frontpoint Investment Managers in 2006 for $66.8 million. In 2004, the Company sold its interests in Admiral Group Ltd and Pareto Partners L.P. and its affiliated companies for $66.7 million and $45.1 million, respectively.

          If paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, the Company might need to either liquidate a portion of our investment portfolio or arrange for financing. To further ensure the sufficiency of funds to settle such claims, the Company holds a certain amount of invested assets in cash and short-term investments and maintains available credit facilities. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, the Company attempts to establish dedicated portfolios of assets that are duration-matched with the related liabilities.

         Financing Cash Flows

          Cash flows related to financing activities include the payment of dividends, share related transactions, the issue or repayment of debt and deposit liability transactions. In 2006, the Company had net payments of $734.2 million related to deposit liability contracts. In 2005, the Company received $2.0 billion of net cash relating to new deposit liability contracts. In 2006, dividends paid were $277.7 million for ordinary shares and $40.3 million for preferred shares. In 2006, the Company also received $342.2 million related to the sale of a portion of its interest in SCA through a primary offering.

          In addition, in the years ended December 31, 2006, 2005 and 2004 the Company executed a number of debt and equity transactions which affected the cash flow from financing activities described below in “Capital Resources,” below.

          In May 2007, purchase contracts associated with the Company’s 6.5% equity security units mature and the related 2.53% senior notes will be remarketed and the interest rate reset. Management continues to review the impact and on-going implications of this liquidity event and more broadly the efficiency of the Company’s capital structure.

          The Company is considered a Well Known Seasoned Issuer (“WKSI”) under the rules of the SEC. The Company maintains shelf registration statement and is eligible for automatically effective future registration statements for the potential offering and sale of an unlimited amount of debt and equity securities. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, (ii) preferred securities of any of one or more capital trusts organized by the Company and guarantees of such securities by the Company and (iii) debt securities of XL Capital Finance (Europe) plc and guarantees of such securities by the Company.

          In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	ordinary share capital,

b.	debt,

c.	preference shares,

d.	contingent capital, and

e.	letter of Credit Facilities and other sources of collateral.

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

          The Company’s principal credit facilities are multi-year transactions with maturities in 2008 and 2011, however, the Company has other credit facilities that will expire in 2007. The following risks are associated with the Company’s requirement to renew these facilities during 2007:

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

         a) Ordinary Share Capital

          In December 2005, the Company issued 38.9 million ordinary shares at a price of $65.0 per share to support capital requirements subsequent to the 2005 Atlantic hurricane losses and the loss related to the conclusion of the Winterthur Decision. The net proceeds from this issuance were $2.4 billion. See Item 8, Note 21, to the Consolidated Financial Statements, “Share Capital.”

         b) Debt

          At December 31, 2006, banks and investors provided the Company and its subsidiaries with $4.8 billion of debt capacity, of which $3.4 billion was utilized by the Company. These facilities consist of:

•

Revolving credit facilities of $1.45 billion in aggregate. These facilities were unutilized at December 31, 2006. In January 2006, the Company repaid $45 million that had been outstanding at December 31, 2005. The revolving credit facilities were not otherwise utilized during 2006. Of the $1.45 billion, $1.0 billion is provided by the Company’s $2.0 billion 3-year syndicated facility that matures in June 2007, and its $2.35 billion 5-year syndicated facility that matures in June 2010. Both facilities provide letters of credit in addition to the revolving credit sublimit. In addition, at December 31, 2006, the Company had two bilateral revolving credit facilities of $100 million each, of which one facility is a 364-day facility that matures in December 2007, and the other is a 5-year facility that matures in August 2007. SCA has a $250 million revolving credit facility that was unutilized during 2006 and at December 31, 2006.

At December 31, 2005, the Company had revolving credit facilities of $1.2 billion in aggregate of which $45 million was outstanding at that date. This borrowing was repaid in January 2006. Of the $1.2 billion, $1.0 billion was provided by the Company’s $2.0 billion 3-year syndicated facility that matures in June 2007, and its $2.35 billion 5-year syndicated facility that matures in June 2010. Both facilities provide letters of credit in addition to the revolving credit sublimit. In addition, at December 31, 2005, the Company had two bilateral revolving credit facilities of $100 million each, of which one facility was a 364-day facility that matured in December 2006, and the other is a 5-year facility that matures in August 2010.

•

Senior Unsecured Notes of approximately $3.4 billion. These notes require the Company to pay a fixed rate of interest during their lives. At December 31, 2006, there were six outstanding issues of senior unsecured notes:

•	$255 million senior notes due April 2011, with a fixed coupon of 6.58%. These notes were privately placed and are not traded on a public exchange.

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

•

$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.0% and gross proceeds were $350 million. Related expenses of the offering amounted to $2 million.

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

•

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

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2006:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

364-day revolver	$100,000	$—	2007	$—	$—	$—	$—
5 and 3-year revolvers	1,000,000	—	2007/10	—	—	—	—
5-year revolver	100,000	—	2010	—	—	—	—
5-year revolver (1)	250,000	—	2011	—	—	—	—
2.53% Senior Notes	825,000	825,000	2009	—	825,000	—	—
5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed Senior Notes	598,396	598,396	2012	—	—	—	600,000
5.25% Senior Notes	594,980	594,980	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

Total	$4,818,376	$3,368,376		$—	$825,000	$1,000,000	$1,550,000

          “Commitment” and “In Use” data represent December 31, 2006 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	Available for the SCA group only.

         c) Preferred shares

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

         d) Contingent Capital

          In addition to funded debt transactions, the Company and a majority-owned subsidiary of SCA (XL Financial Assurance Ltd. (“XLFA”)) have entered into contingent capital transactions. No up-front proceeds were received by the Company or XLFA under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to Stoneheath an amount of XL Capital Ltd Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR.

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

         e) Letter of Credit Facilities and other sources of collateral

          At December 31, 2006, the Company had ten letter of credit facilities in place with total availability of $6.4 billion, of which $3.8 billion was utilized.

				Amount of Commitment Expiration per period
Other Commercial Commitments (U.S. dollars in thousands)
	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of credit facility	$200,000	$167,469	Continuous	$200,000	$—	$—	$—
2 Letter of credit facilities	4,473	4,473	2007	4,473	—	—	—
Letter of credit facility (1)	100,000	—	2007	100,000	—	—	—
Letter of credit facility	150,000	150,000	2007	150,000	—	—	—
Letter of credit facility (2)	250,000	171,947	2011	—	—	250,000
Letter of credit facility	979,000	799,255	2007	979,000	—	—	—
Letter of credit facility	500,000	467,488	2007	500,000	—	—	—
Letter of credit facility (1)	2,000,000	526,588	2007	2,000,000	—	—	—
Letter of credit facility (1)	2,250,000	1,560,784	2010	—	—	2,250,000	—

10 Letter of credit facilities	$6,433,473	$3,848,004		$3,933,473	$—	$2,500,000	$—

(1)	Of the total letter of credit facilities above, $1,000 million is also included in the revolvers under notes payable and debt.

(2)	Available for the SCA group of companies only.

          It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company, or other financial institutions. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S.

          The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

          The following letter of credit facilities were originated or renewed during 2006:

•

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

•	The Company closed a new $500 million syndicated credit facility on May 9, 2006. The new facility has a tenor of 364-days and is available for letters of credit only.

•

SCA closed a new $500 million syndicated letter of credit facility on August 1, 2006. The new facility has a tenor of 5-years and is only available for SCA and its subsidiaries. This facility has $250 million available in the form of revolving credit and the remaining $250 million is available for letters of credit.

•

The Company replaced a $150 million letter of credit facility that matured in December 2006 with a new facility of the same amount. The new facility has a tenor of 364-days and closed on December 19, 2006.

•	The Company replaced a $100 million credit facility that matured in December 2006 with a new facility of the same amount. The new facility has a tenor of 364-days and closed on December 16, 2006.

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

Cross-Default and Other Provisions in Debt Instruments

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

          Under the Company’s 364-day facilities, 3-year credit facility, five-year credit facilities placement notes described above, in the event that the XL Capital Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur. The Company currently has an “A+ (stable)” rating from A.M. Best.

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

Long-Term Contractual Obligations

          The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2006, due by period. This table excludes further commitments of $177.8 million to the Company’s related investment funds, certain limited partnerships, insurance affiliates, collateralized debt/equity investments and letter of credit facilities of $3.8 billion. See Item 8, Note 15, “Derivative Instruments”, and Note 19, “Commitments and Contingencies”, to the Consolidated Financial Statements. See Item 8, Note 14, “Notes Payable and Debt and Financing Arrangements”, to the Consolidated Financial Statements for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations	$3,375,000	$—	$825,000	$1,000,000	$1,550,000
Interest on long-term debt	1,231,308	185,953	374,586	289,019	381,750
Contingent capital facilities (4)	126,849	20,370	44,799	38,960	22,720
Equity Units	45,711	29,414	16,297	—	—
Alternative Collateral	126,273	29,711	59,423	37,139	—
Operating lease obligations	206,841	32,528	53,090	35,868	85,355
Capital lease obligations	64,869	12,341	25,616	26,912	—
Deposit liabilities (1)	10,375,327	2,546,877	2,313,747	1,187,169	4,327,534
Future policy benefits (3)	10,604,557	412,955	857,130	875,497	8,458,975
Unpaid losses and loss expenses (2)	23,594,170	5,703,640	6,639,276	3,590,113	7,661,141

Total	$49,750,905	$8,973,789	$11,208,964	$7,080,677	$22,487,475

6

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2006 were $7,857,827. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 12 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

The unpaid loss and loss expenses were $23,080,142 on the Company’s Consolidated Balance Sheet at December 31, 2006. The timing and amounts of actual claims payments related to these reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

(3)

Future policy benefit reserves related to Life operations were $6,290,936 on the Company’s Consolidated Balance Sheet at December 31, 2006. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

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

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The Stoneheath preferred securities and, if issued, the XL Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR.

          The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk-based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in collateralized debt obligations, and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

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

Recent Accounting Pronouncements

          See Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies”, for a discussion on recent accounting pronouncements.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to Hurricanes Katrina, Rita and Wilma and other natural catastrophes; (iii) the Company’s ability to realize the expected benefits of the collateralized quota share reinsurance treaty that it entered into in the fourth quarter of 2005 with respect to specified portions of its property catastrophe and retrocessional lines of business; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the size of the Company’s claims relating to the hurricane and tsunami losses described herein may change; (vii) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (viii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (ix) increased competition on the basis of pricing, capacity, coverage terms or other factors; (x) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the SEC as well as management’s response to any of the aforementioned factors. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Market Sensitive Instruments and Risk Management

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is exposed to potential loss to various market risks, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates.

          The Company’s investment market risk arises from our investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates and credit spreads. The Company’s fixed income and equity securities are classified as available-for-sale, and as such changes in interest rates, equity prices or foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates and equity prices effect consolidated net income when, and if, a security is sold or impaired.

          The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc.. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

          The following is a discussion of our primary market risk exposures at December 31, 2006. Our policies to address these risks in 2006 were not materially different from 2005. The Company does not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Investment Market Risks

          The Company’s investment portfolio consists of exposures to fixed income securities, alternative investments, public equities, private investments, derivatives, other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies. Through the structure of the Company’s investment portfolio, the Company’s earnings and book value are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (e.g., changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads), credit quality, equity prices (e.g., changes in prices and volatilities of individual securities, equity baskets and equity indices) and foreign currency exchange rates (e.g., changes in spot prices, forward prices and volatilities of currency rates). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on the Company’s earnings.

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

          As described below, the Company measures investment market risk using VaR for the investment portfolio and stress testing for the 5% of the occurrences that the Company expects the VaR level to be exceeded. Further disclosure is also provided surrounding certain aspects of investment market risk for its fixed income portfolio, equity portfolio, alternative investment portfolio, private investment portfolio, and bond and stock futures exposure.

Investment Value-at-Risk (VaR)

          Central to the Company’s market risk management framework is VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the investment portfolio’s underlying securities and investments valuations.

          The Company calculates the VaR of the investment portfolio using a one month time horizon and a 95% level of confidence. This means that, on average, the Company could expect marked-to-market results greater than predicted by the VaR results 5% of the time, or once every 20 months. The calculation of VaR is performed monthly using a full valuation based on a Monte Carlo approach and it is expressed both in terms of U.S. dollars and as a percentage of the Company’s investment portfolio.

          The modeling of the risk of any portfolio, as measured by VaR, involves a number of assumptions and approximations. While the Company believes that its assumptions and approximations are appropriate, there is no uniform industry methodology for calculating VaR. The Company notes that different VaR results can be produced for the same portfolio dependent not only on the approach used but also on the assumptions employed when implementing the approach.

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

          Additionally, the Company acknowledges the fact that risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis, rather this is evaluated using the Company’s stress testing framework.

          The VaR of the investment portfolio at December 31, 2006 was approximately $602 million. The VaR of all investment relative derivatives excluding investments in affiliates and other investments was approximately $13 million at December 31, 2006.

          In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2006, approximately $20.4 billion used proxy time series data. Approximately $16.0 billion related to various fixed income portfolios, $2.4 billion to various cash portfolios, $1.5 billion to alternative investments, $341.8 million to private investments, $125.1 million to equity portfolios, and $1.5 million to derivatives. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

          The following two tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the total investment portfolio during the year ended December 31, 2006, based upon the VaR at quarter end dates. The two tables also include the Company’s VaR in percentage and dollar terms, respectively, for the total investment portfolio as at December 31, 2006. The Company’s investment portfolio VaR as at December 31, 2006 is not necessarily indicative of future VaR levels.

	Average VaR % VaR(1)	Minimum VaR % VaR(1)	Maximum VaR % VaR(1)	At December 31, 2006 % VaR(1)

Fixed Income	1.33%	1.12%	1.54%	1.33%
Alternatives (2)	0.08%	0.07%	0.09%	0.08%
Equity	0.07%	0.05%	0.11%	0.05%
Private Investments	0.05%	0.04%	0.08%	0.04%
Derivatives	0.04%	0.03%	0.07%	0.03%
Cash Equivalents	0.02%	0.01%	0.02%	0.02%
Total Undiversified VaR (3)	1.59%	1.38%	1.87%	1.55%
Diversification VaR (4)	(0.22)%	NA	NA	(0.17)%
Total Investment Portfolio VaR (5)	1.37%	1.13%	1.66%	1.38%

NA – not applicable

(U.S. dollars in millions)	Average VaR during 2006 $VaR(6)	Minimum VaR during 2006 $VaR(6)	Maximum VaR during 2006 $VaR(6)	VaR as at December 31, 2006 $VaR(6)

Total Investment Portfolio VaR (5)	573.3	458.5	666.3	602.1

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the total investment portfolio.

(2)

The majority of the Company’s alternative investment portfolio is accounted for as investments in affiliates. However, for purposes of monitoring and tracking the Company’s total investment market risk, the total alternative investment portfolio is included in these calculations.

(3)

Average Total Undiversified VaR for the year ended December 31, 2006 and Total Undiversified VaR at December 31, 2006 is the summation of the individual VaRs for each of the separate asset classes and, by construction, ignores any and all correlations between the different asset classes. The Total Undiversified VaR therefore ignores diversification benefits that exist in between these different asset classes. Maximum and Minimum Total Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate asset classes since the Maximum and Minimum VaRs for each of the asset classes and the Maximum and Minimum Total Undiversified VaR do not necessarily refer to the same point in time.

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

          The Company’s total undiversified VaR, which ignores any correlation and diversification benefits, at December 31, 2006 was 1.55% compared to a maximum of 1.87% and a minimum of 1.38% during 2006. The Company’s average diversification VaR during 2006 resulted in an average reduction of the Company’s total undiversified VaR of 0.22% and as at December 31, 2006 was 0.17%.

          The Company’s total investment portfolio VaR was on average 1.37% during 2006 and as at December 31, 2006, was 1.38%. The Company’s maximum and minimum total investment portfolio VaR during 2006 were 1.66% and 1.13%, respectively. The Company’s largest VaR exposure during the year ended December 31, 2006 was to fixed income securities. The average VaR for fixed income securities was 1.33%, compared to a maximum of 1.54% and a minimum of 1.12%. As at December 31, 2006, the fixed income VaR was 1.33%.

          At December 31, 2006, the ranking for the Company’s asset class risk, based on the individual asset class VaRs, was: fixed income, alternative investments, public equities, private investments, derivatives, and cash equivalents.

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

          The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at the quarters ended March 31, June 30, September 30 and December 31, 2006. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Stress Test	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Maximum loss impact on portfolio	(5.0)%	(5.0)%	(5.1)%	(5.3)%
Maximum gain impact on portfolio	17.6%	17.3%	16.2%	16.5%

          From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2006 was 5.3%, based on the investment portfolio as at December 31, 2006. The largest upside risk exposure during 2006 was 17.6% as at March 31, 2006.

          Given the investment portfolio allocations as at December 31, 2005, the Company would expect to lose approximately 5.3% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2006, the Company would expect to gain approximately 16.5% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

Fixed Income Portfolio

          The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

          As at December 31, 2006, the value of the Company’s fixed income portfolio including cash and cash equivalents and net payable for investments purchased was $40.6 billion as compared to $37.9 billion as at December 31, 2005. As at December 31, 2006, the fixed income portfolio consisted of approximately 90.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.1% as at December 31, 2005.

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

          The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2006.

Total

AAA	55.5%
AA	13.8%
A	17.0%
BBB	11.4%
BB & below	2.2%
NR	0.1%
Total	100.0%

          At December 31, 2006 and 2005, the average credit quality of the Company’s total fixed income portfolio was “AA.”

          As at December 31, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.3% of the total fixed income portfolio and approximately 12.2% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Top 10 Corporate Holdings (2)	Percentage of Total Fixed Income Portfolio (1)

General Electric Company	0.6%
Wachovia Corporation	0.5%
Morgan Stanley	0.5%
Bank of America Corporation	0.4%
Citigroup Inc	0.4%
The Goldman Sachs Group, Inc	0.4%
HSBC Holding plc	0.4%
Lloyds TSB Group plc	0.4%
Wells Fargo & Company	0.4%
Merrill Lynch & Co, Inc.	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2006, would decrease the fair value of the Company’s fixed income portfolio by approximately 3.9% or $1.6 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

         Equity Portfolio

          As at December 31, 2006, the Company’s equity portfolio was $699 million as compared to $704 million as at December 31, 2005. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at December 31, 2006, the Company’s allocation to equity securities was approximately 1.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.7% as at December 31, 2005.

          As at December 31, 2006, approximately 45% of the equity holdings was invested in U.S. companies as compared to approximately 53% as at December 31, 2005. As at December 31, 2006, the top ten equity holdings represented approximately 7.9% of the Company’s total equity portfolio as compared to approximately 7.2% as at December 31, 2005.

          The Company’s equity portfolio is exposed to equity price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $69.9 million as at December 31, 2006.

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

          Various strategies can be pursued and the Company classifies each fund allocation into four general style categories. The four styles are: Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities; and Multi-strategy, which includes strategies incorporating several aspects of the above.

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

          The Company’s alternative investment portfolio had approximately 80 separate investments in different funds at December 31, 2006 with a total exposure of $1.9 billion making up approximately 4.3% of total investments compared to December 31, 2005, where the Company had approximately 80 separate fund investments with a total exposure of $1.7 billion representing approximately 4.1% of total investments.

          At December 31, 2006, the alternative investment style allocation was 44% in Directional/tactical strategies, 24% in Event driven strategies, 24% in Arbitrage strategies, and 8% in Multi-strategy strategies. At December 31,

2005, the alternative investment style allocation was 43% in Directional/tactical strategies, 31% in Event driven strategies, 18% in Arbitrage strategies, and 8% in Multi-strategy strategies.

         Private Investment Portfolio

          A portion of the Company’s portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

          As at December 31, 2006, the Company’s exposure to private investments was $330.2 million compared to $252.2 million as at December 31, 2005. As at December 31, 2006, and 2005, the Company’s exposure to private investments consisted of approximately 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), compared to approximately 0.6% as at December 31, 2005.

         Bond and Stock Index Futures Exposure

          At December 31, 2006, bond and stock index futures outstanding had a net long position of $23.8 million as compared to a net long position of $46.4 million at December 31, 2005. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $2.4 million as at December 31, 2006 and $4.6 million as at December 31, 2005, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Other Market Risks

          CDS and Financial Guaranty Credit Risk

          Through it’s SCA segment, the Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. For further information relating to credit risk of our financial guaranty business, see Item 8, Note 18 to the Consolidated Financial Statements, “Exposures Under Guaranties.”

          In addition, the Company enters into swaps written under International Swaps and Derivatives Association (“ISDA”) forms as an extension of its financial guaranty business. The fair value is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, changes in credit quality, future expected recovery rates and other market factors. Other elements of the change in fair value are based upon pricing established at the inception of the contract. A change in the interest, default and recovery rate assumptions indicated below would cause the fair value associated with credit derivatives to decrease as follows:

Assumptions (U.S. dollars in thousands)	% Change	Decrease in Fair Value

Interest rate	1% decrease	$6,451
Default rate	10% increase	$665
Recovery rate	10% decrease	$2,066

         Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable Credit Risk

          With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settlement amounts due to the Company. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” and Item 8, Note 19 to the Consolidated Financial Statements, “Commitments and Contingencies.”

         Counterparty Risk

          The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

         Foreign Currency Exchange Risk

          Many of our non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign exchange rate risk arises where net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. Foreign exchange rate risk is reviewed as part of our risk management process. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment manager guidelines established by management. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net foreign currency denominated receivable on foreign exchange contracts was $211.5 million and payable of $603.0 million as at December 31, 2006 and 2005 respectively, with a net unrealized gain of $15.5 million and $15.9 million as at December 31, 2006 and 2005, respectively.

         Weather and Energy Risk

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

          The following table summarizes the movement in the fair value of contracts outstanding during the year ended December 31, 2006:

(U.S. dollars in thousands)	Unrealized gain (loss)

Fair value of contracts outstanding, beginning of the year	$(4,345)
Option premiums received, net of premiums realized (1)	(15,032)
Reclassification of settled contracts to realized (2)	(11,729)
Other changes in fair value (3)	6,830

Fair value of contracts outstanding, end of year	$(24,276)

(1)

For the year ended December 31, 2006, the Company collected $36.7 million of paid premiums and realized $21.7 million of premiums on expired transactions for a net increase in the balance sheet derivative liability of $15.0 million.

(2)

The Company received $11.7 million to settle derivative positions during the year ended December 31, 2006, resulting in a reclassification of this amount from unrealized to realized and an increase in the balance sheet derivative liability.

(3)

This represents the effects of changes in commodity prices, the time value of options, and other valuation adjustments of $6.8 million on the Company’s derivative positions, primarily attributable to the hedges of the positions that realized $21.7 million of premiums.

          The change in fair value of contracts outstanding at December 31, 2006, as compared to the beginning of the year is primarily due to the settlement of positive fair value positions during the first half of the year.

          The following table summarizes the maturity of contracts outstanding at December 31, 2006:

Source of Fair Value (U.S. dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total Fair Value

Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other valuation methods	(4,487)	(19,383)	(406)	—	(24,276)

Total fair value of contracts outstanding	$(4,487)	$(19,383)	$(406)	$—	$(24,276)

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

         VaR – Related to Weather and Energy Activities

          VaR is one of the tools used by management to measure, monitor and review the market risk exposures of the Company’s weather risk, natural gas and electricity price risk management portfolios. The Company’s VaR when applied to the weather and energy activities is calculated at the 99% confidence level.

          The Company’s aggregate average, low and high seasonal VaR amounts for its weather risk management portfolio, calculated at a 99% confidence level, during the year ended December 31, 2006, were $37.4 million, $27.7 million and $51.8 million, respectively. The corresponding levels for the weather risk management portfolio during the year ended December 31, 2005, were $82.5 million, $51.8 million and $115.1 million, respectively. The Company calculates its aggregate VaR by summing the VaR amounts for each of its seasonal portfolios. The Company’s aggregation methodology yields a conservative aggregate portfolio VaR, given that current weather events and patterns have an immaterial effect on expectations for future seasons and the Company could therefore reduce or eliminate its VaR on future seasons by selling its positions prior to the beginning of a season.

          For electricity price risk management products, including electricity generation outage products, VaR is calculated using an annual holding period. Management has established an annual VaR limit of $17 million for this book of business. The Company’s average, low and high annual VaR amounts, calculated at a 99% confidence level during the year ended December 31, 2006, were $21.3 million, $15.5 million and $30.5 million, respectively. The corresponding levels during the year ended December 31, 2005 were $26.6 million, $15.3 million, and $38.4 million, respectively.

          Since VaR statistics are estimates based on simulations of historical market data, VaR should not be viewed as an absolute, prognostic measurement gauge of future financial performance or as a way for the Company to predict risk. There can be no assurance that the Company’s actual future losses will not exceed its VaR amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2006 AND 2005

(U.S. dollars in thousands, except share amounts)	2006	2005

ASSETS

Investments:
Fixed maturities at fair value (amortized cost: 2006, $35,979,759; 2005, $31,984,076)	$36,121,358	$32,309,565
Equity securities, at fair value (cost: 2006, $705,517; 2005, $696,858)	891,138	868,801
Short-term investments, at fair value (amortized cost: 2006, $2,340,304; 2005, $2,552,589)	2,338,487	2,546,073

Total investments available for sale	39,350,983	35,724,439
Investments in affiliates	2,308,781	2,046,721
Other investments (cost: 2006 $417,762; 2005, $372,546)	476,889	399,417

Total investments	42,136,653	38,170,577
Cash and cash equivalents	2,223,748	3,693,475
Accrued investment income	432,618	391,660
Deferred acquisition costs	870,237	866,200
Prepaid reinsurance premiums	1,178,516	1,067,556
Premiums receivable	3,591,238	3,799,041
Reinsurance balances receivable	1,106,651	1,043,013
Unpaid losses and loss expenses recoverable	5,027,772	6,441,522
Goodwill and other intangible assets	1,818,096	1,814,544
Deferred tax asset, net	346,122	318,399
Other assets	577,219	848,914

Total assets	$59,308,870	$58,454,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss expenses	$23,080,142	$23,767,672
Deposit liabilities	7,857,827	8,240,987
Future policy benefit reserves	6,290,936	5,606,461
Unearned premiums	5,652,897	5,388,996
Notes payable and debt	3,368,376	3,412,698
Reinsurance balances payable	902,841	1,414,752
Net payable for investments purchased	104,739	639,034
Other liabilities	1,357,825	1,458,101

Total liabilities	$48,615,583	$49,928,701

Commitments and Contingencies

Minority interest in equity of consolidated subsidiaries	$562,121	$54,389

Shareholders’ Equity:
Series A preference ordinary shares, 23,000,000 authorized, par value $0.01 Issued and outstanding: (2006 and 2005 9,200,000)	$92	$92
Series B preference ordinary shares, 27,000,000 authorized, par value $0.01 Issued and outstanding: (2006 and 2005 11,500,000)	115	115
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2006, 180,983,611; 2005, 179,528,593)	1,810	1,795
Additional paid in capital	6,451,569	6,377,375
Accumulated other comprehensive income	411,405	268,243
Retained earnings	3,266,175	1,824,191

Total shareholders’ equity	$10,131,166	$8,471,811

Total liabilities and shareholders’ equity	$59,308,870	$58,454,901

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. dollars in thousands, except share and per share amounts)	2006	2005	2004

Revenues:
Net premiums earned – general operations	$6,691,908	$6,873,638	$6,987,940
Net premiums earned – life operations	559,395	2,237,721	1,365,176
Net premiums earned – financial operations	318,215	254,136	228,898
Net investment income	1,978,184	1,475,039	1,035,012
Net realized (losses) gains on investments	(116,458)	241,882	246,547
Net realized and unrealized gains on derivative instruments	101,183	28,858	73,493
Net income from investment affiliates	269,036	154,844	124,008
Fee income and other	31,732	19,297	35,317

Total revenues	$9,833,195	$11,285,415	$10,096,391

Expenses:
Net losses and loss expenses incurred – general and financial operations	$4,238,638	$7,465,001	$4,911,488
Claims and policy benefits – life operations	769,811	2,479,364	1,480,535
Acquisition costs	1,102,046	1,195,344	1,264,864
Operating expenses	1,182,939	982,059	1,053,135
Foreign exchange losses (gains)	89,373	10,954	(40,678)
Interest expense	552,275	403,849	292,234
Amortization of intangible assets	2,355	10,752	15,827

Total expenses	$7,937,437	$12,547,323	$8,977,405

Income (loss) before minority interest, income tax and net income from operating affiliates	$1,895,758	$(1,261,908)	$1,118,986
Minority interest in net income of consolidated subsidiaries	25,016	8,210	8,387
Income tax expense	219,645	49,284	91,343
Net income from operating affiliates	111,670	67,426	147,357

Net income (loss)	1,762,767	$(1,251,976)	$1,166,613

Preference share dividends	(40,322)	(40,322)	(40,321)

Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292

Net income (loss)	$1,762,767	$(1,251,976)	$1,166,613
Change in net unrealized (depreciation) appreciation of investments, net of tax	(103,834)	(314,719)	198,912
Additional pension liability	(9,809)	—	—
Change in value (loss) on cash flow hedge	630	630	(6,118)
Net unrealized gain (loss) on future policy benefit reserves	94,904	(46,743)	(49,250)
Foreign currency translation adjustments	153,610	168,802	(173,466)
Realization of loss on sale of SCA	14,224	—	—
Minority interest share in change in accumulated other comprehensive loss in SCA	(6,563)	—	—

Comprehensive income (loss)	$1,905,929	$(1,444,006)	$1,136,691

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	178,793	141,406	137,903
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	179,450	141,406	138,582

Earnings (Loss) per ordinary share and ordinary share equivalent – basic	$9.63	$(9.14)	$8.17

Earnings (Loss) per ordinary share and ordinary share equivalent – diluted	$9.60	$(9.14)	$8.13

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. dollars in thousands)	2006	2005	2004

Series A and B Preference Ordinary Shares:
Balance – beginning of year	$207	$207	$207
Issue of shares	—	—	—

Balance – end of year	$207	$207	$207

Ordinary Shares:
Balance – beginning of year	$1,795	$1,389	$1,373
Issue of shares	9	398	7
Exercise of stock options	7	9	10
Repurchase of shares	(1)	(1)	(1)

Balance – end of year	$1,810	$1,795	$1,389

Additional paid in capital:
Balance – beginning of year	$6,377,375	$3,880,187	$3,903,297
Issue of shares	56,308	2,504,872	59,407
Stock option expense	27,216	20,457	14,575
Exercise of stock options	33,062	36,293	34,796
Repurchase of shares	(2,846)	(2,036)	(3,558)
Equity units / debt value	—	(36,922)	(104,466)
Net change in deferred compensation	1,554	(25,476)	(23,864)
Net loss on sale of SCA	(30,100)	—	—
Realization of accumulated other comprehensive loss on sale of SCA	(11,000)	—	—

Balance – end of year	$6,451,569	$6,377,375	$3,880,187

Accumulated Other Comprehensive Income:
Balance – beginning of year	$268,243	$460,273	$490,195
Net change in unrealized (losses) gains on investment portfolio, net of tax	(136,090)	(340,156)	211,933
Net change in unrealized gains (losses) on affiliate and other investments, net of tax	32,256	25,437	(13,021)
Additional pension liability	(9,809)	—	—
Change in value (loss) of cash flow hedge	630	630	(6,118)
Impact of net unrealized gain (loss) on future policy benefit reserves	94,904	(46,743)	(49,250)
Currency translation adjustments	153,610	168,802	(173,466)
Realization of loss on sale of SCA	14,224	—	—
Minority interest share in change in accumulated other comprehensive loss in SCA	(6,563)	—	—

Balance – end of year	$411,405	$268,243	$460,273

Retained Earnings:
Balance – beginning of year	$1,824,191	$3,396,639	$2,541,843
Net income (loss)	1,762,767	(1,251,976)	1,166,613
Dividends on Class A ordinary shares	(277,682)	(276,655)	(270,452)
Dividends on Series A and B preference ordinary shares	(40,322)	(40,322)	(40,321)
Repurchase of shares	(2,779)	(3,495)	(1,044)

Balance – end of year	$3,266,175	$1,824,191	$3,396,639

Total shareholders’ equity	$10,131,166	$8,471,811	$7,738,695

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. dollars in thousands)	2006	2005	2004

Cash Flows (used in) Provided by Operating Activities:
Net income (loss)	$1,762,767	$(1,251,976)	$1,166,613
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized losses (gains) on sales of investments	116,458	(241,882)	(246,547)
Net realized and unrealized (gains) on derivative instruments	(101,183)	(28,858)	(73,493)
Amortization of (premiums) discounts on fixed maturity investments	(29,435)	50,206	80,740
Amortization of intangible assets	2,355	10,752	15,827
Amortization of deferred compensation	56,163	33,004	28,393
Accretion of convertible debt	969	976	21,775
Accretion of deposit liabilities	350,053	227,743	148,587
Equity in net income of investment, and operating affiliates	(380,706)	(222,270)	(271,365)
Unpaid losses and loss expenses	(1,275,576)	4,663,911	2,860,920
Unearned premiums	130,836	334,392	410,001
Premiums receivable	341,720	(148,432)	(266,040)
Unpaid losses and loss expenses recoverable	1,562,453	284,256	(1,116,964)
Future policy benefit reserves	90,131	1,785,895	958,270
Prepaid reinsurance premiums	(89,037)	(101,064)	1,725
Reinsurance balances receivable	(32,782)	(35,612)	331,069
Reinsurance balances payable	(528,697)	(70,855)	(6,778)
Deferred acquisition costs	21,479	(44,242)	(57,771)
Deferred tax asset	20,729	(3,122)	(7,790)
Other	419,958	(205,472)	(69,140)

Total adjustments	$675,888	$6,289,326	$2,741,419

Net cash provided by operating activities	$2,438,655	$5,037,350	$3,908,032

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$24,409,164	$21,672,519	$23,446,569
Proceeds from redemption of fixed maturities and short-term investments	1,451,695	2,416,539	3,965,764
Proceeds from sale of equity securities	1,130,234	1,179,866	574,253
Purchases of fixed maturities and short-term investments	(29,141,948)	(33,115,344)	(33,433,519)
Purchases of equity securities	(1,000,775)	(947,538)	(690,781)
Investments in affiliates, net of dividends received	155,358	108,174	95,576
Acquisition of subsidiaries, net of cash acquired	(12,600)	—	—
Net proceeds on sale of shares of SCA	104,650	—	—
Other investments	(72,190)	15,768	(20,205)
Fixed assets and other	4,087	—	—

Net cash used in investing activities	$(2,972,325)	$(8,670,016)	$(6,062,343)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (Continued)

(U.S. dollars in thousands)	2006	2005	2004

Cash Flows (Used in) Provided by Financing Activities:
Proceeds from exercise of stock options and issue of common shares	$31,972	$2,478,065	$41,480
Repurchase of common shares	(5,626)	(5,531)	(4,602)
Dividends paid on common shares	(277,682)	(276,655)	(270,452)
Dividends paid on preference shares	(40,322)	(40,322)	(40,321)
Proceeds from notes payable and debt	—	790,291	1,742,317
Repayment of notes payable and debt	(45,291)	(100,000)	(974,384)
Deposit liabilities	(734,185)	2,043,125	1,469,156
Net cash flow on securities lending	(239,281)	274,582	(324,470)
Net proceeds on sale of shares of SCA	342,227	—	—

Net cash (used in) provided by financing activities	$(968,188)	$5,163,555	$1,638,724

Effects of exchange rate changes on foreign currency cash	32,131	(41,140)	(3,092)
(Decrease) increase in cash and cash equivalents	(1,469,727)	1,489,749	(518,679)
Cash and cash equivalents – beginning of year	3,693,475	2,203,726	2,722,405

Cash and cash equivalents – end of year	$2,223,748	$3,693,475	$2,203,726

Net taxes paid	$194,217	$34,500	$30,861
Interest paid	$170,286	$143,437	$79,848

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. General

          XL Capital Ltd, through its operating subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages, and financial products to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 28 countries, through its five business segments: Reinsurance, Insurance, Life operations, Financial lines, and Security Capital Assurance (“SCA”). These segments are further discussed in Note 4 to the Consolidated Financial Statements, “Segment Information.”

2. Significant Accounting Policies

         (a) Basis of Preparation and Consolidation

          These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2005, 2004, and 2003 have been reclassified to conform to the current year presentation.

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

          On August 4, 2006, the Company completed the sale of approximately 37% of its financial guaranty insurance and reinsurance businesses (the “Transferred Business”) through an initial public offering (“IPO”) of 23.4 million common shares of SCA at $20.50 per share. SCA was incorporated in Bermuda in March 2006 for the sole purpose of becoming the parent company for the Transferred Business. Subsequent to the completion of the IPO, the Company owns 63% of the outstanding common shares of SCA, although there are certain limitations on the Company’s voting rights. From an accounting perspective, these limitations did not result in a loss of control and as such, the Company continues to consolidate SCA based upon the aggregate impact of its retained controlling interest. For further information see Note 3 to the Consolidated Financial Statements, “Sale of Financial Guaranty Business.”

          The Company restated its Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, 2003, each of the quarters in the years 2004 and 2005, and the quarters ended March 31, and June 30, 2006. On November 5, 2006, management of the Company determined that the Company had incorrectly included the impact of foreign exchange rate changes on “Cash flows provided by operating activities,” “Cash flows used in investing activities”, “Cash flows provided by financing activities,” and “Effects of exchange rate changes on foreign currency cash” in the Company’s Consolidated Statements of Cash Flows and, therefore, a restatement was required to eliminate the impact of those rate changes on balances held in certain foreign currency denominated subsidiaries. For additional information about this restatement see our Annual Report on Form 10-K/A for the year ended December 31, 2005 (Note 29 to the Consolidated Financial Statements, “Restatement of Consolidated Statements of Cash Flows”). All amounts included herein for the current and prior periods have been adjusted to reflect the restatement.

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

          The Company writes retroactive loss portfolio transfer (“LPT”) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

          Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of commissions paid to brokers and cedants and certain underwriting costs and are deferred and amortized over the period that the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

          (e) Other Than Temporary Declines in Investments

          The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in fair value below carrying value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that declines in fair values are other than temporary, the cost of the security is written down to fair value below carrying value and the previously unrealized loss is therefore realized in the period such determination is made.

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

         (f) Derivative Instruments and Weather Derivative Contracts

          The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Non-exchange traded weather products are recorded at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period.

          The Company conducts its derivative activities in three main areas: credit derivatives, weather and energy derivatives and investment related derivatives.

          Credit derivatives

          Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

          The Company presents certain credit derivative transactions in the consolidated statements of income to include certain components of the change in fair value in “gross premiums written,” “net premiums earned” and “net losses and loss expenses incurred”, and in the consolidated balance sheet, certain components of the fair value in “unearned premiums” and “unpaid loss and loss expenses.” This presentation is applicable only to credit default swaps issued by the Company that are investment grade and that the Company intends, and has the ability, to hold to maturity, and is consistent with practices in the financial guaranty insurance industry for reporting the results of such instruments.

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

          Investment derivatives

          The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company uses investment derivatives to manage duration and foreign currency exposure for its investment portfolio as well as to add value to the investment portfolio through speculation.

          The Company uses investment derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. All derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.

          Fair Value Hedges

          Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through “net realized and unrealized gains and losses on derivative instruments”) with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.

          Cash Flow Hedges

          Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and losses on derivative instruments.” Periodic derivative net coupon settlements are recorded in net investment income.

          Net Investment in a Foreign Operation Hedges

          Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

          (f) Derivative Instruments and Weather Derivative Contracts (continued)

“net realized and unrealized gains and losses on derivative instruments.” Periodic derivative net coupon settlements are recorded in net investment income.

          Hedge Documentation and Effectiveness Testing

          To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method,” the “Hypothetical Derivative Method” and the “Dollar Offset Method.”

          Discontinuance of Hedge Accounting

          The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is dedesignated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings through “net realized and unrealized gains and losses on derivative instruments.” When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.

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

          Short-term investments comprise investments with a remaining maturity less than one year. Equity securities include investments in open end mutual funds and shares on publicly traded alternative funds.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (i) Foreign Currency Translation

          Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are included in “accumulated other comprehensive income (loss).”

          Other monetary assets and liabilities denominated in currencies other than the functional currency of the applicable entity are revalued at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the exchange rate on the date the transaction occurs with the resulting foreign exchange gains and losses recognized in income.

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

          Intangible assets with an indefinite life and goodwill are not amortized. The Company continues to review the carrying value of goodwill related to all of its investments for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined. See Note 5 for further information, “Goodwill and Other Intangible Assets.”

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

         (k) Losses and Loss Expenses (continued)

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

          (o) Stock Plans

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2006, the Company had several stock based Performance Incentive Programs, which are described more fully in Note 21, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from the date of grant. The Company recognizes compensation costs for stock options and restricted stock on a straight-line basis over the requisite service period (usually the vesting period) for each award.

          In 2004, the FASB issued SFAS No.123 (revised 2004) (“FAS 123(r)”), “Share-Based Payment,” which is a revision of FAS 123. FAS 123(r) superseded FAS 123 and APB 25, and amended FAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in FAS 123(r) is similar to the approach described in FAS 123, which the Company adopted on a prospective basis in 2003. However, FAS 123(r) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values.

          The Company adopted FAS 123(r) effective January 1, 2006 using the modified-prospective method to account for share-based payments made to employees. The modified-prospective method is similar to the modified-prospective method described in FAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(r) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123(r) for all awards granted to employees prior to the effective date of FAS 123(r) that remain unvested on the effective date.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (o) Stock Plans (continued)

          During November 2005, the FASB issued FASB Staff Position No. FAS 123(r)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(r). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of FAS 123(r).

          For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, the Company accounted for stock option grants under the recognition and measurement principles of APB 25 and related interpretations and accordingly, recognized no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition to all of its stock-based employee compensation:

(U.S. dollars in thousands, except per share amounts)	Year Ended December 31, 2005	Year Ended December 31, 2004

Net (loss) income available to ordinary shareholders – as reported	$(1,292,298)	$1,126,292
Add: Stock based employee compensation expense included in reported net income, net of related tax	17,485	14,575
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,513)	(43,404)

Pro forma net income (loss) available to ordinary shareholders	$(1,296,326)	$1,097,463

(Loss) earnings per ordinary share:
Basic – as reported	$(9.14)	$8.17
Basic – pro forma	$(9.17)	$7.96
Diluted – as reported	$(9.14)	$8.13
Diluted – pro forma	$(9.17)	$7.92

          FAS 123(r) requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company has adopted this policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. During 2006, the Company incurred $6.4 million of additional stock based compensation expense due to the adoption of FAS 123(r) related to this treatment of retirement eligible employees as compared to the previous attribution methodology.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

          (q) Fair Value of Financial Instruments

          Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues or estimates of fair values determined by the Company. See Notes 2, 7, 15 and 16 for further information on other financial instruments.

          (r) Recent Accounting Pronouncements

          In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007. As at December 31, 2006 the Company has not elected to apply the fair value option for any hybrid financial instruments.

          In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46(R), which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity, which entails analyzing the nature of the risks in the entity, determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The guidance in this FSP was applied as of July 1, 2006, and did not have a material impact on the Company’s financial condition or results of operations but now forms an important part of the Company’s evaluation of any relevant structures.

          In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for the Company in the first quarter of our fiscal year 2007. The Company is in the process of evaluating the impact of this EITF on disclosures relating to presentation of such taxes on the statement of operations.

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 must be applied beginning

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (r) Recent Accounting Pronouncements (continued)

January 1, 2007. The effects of adoption cannot be reasonably estimated.

          In September 2006, the FASB issued FAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS 158 were adopted as of December 31, 2006. This guidance did not have a material impact on the Company’s financial condition and results of operations.

          In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and was adopted by the Company as of December 31, 2006. This guidance did not have a material impact on the Company’s financial condition and results of operations.

          In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the impact of FAS 157; however, it is not expected to have a material impact on the Company’s financial condition and results of operations.

          In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2007. The Company is currently evaluating the potential impact of this guidance.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (r) Recent Accounting Pronouncements (continued)

          In November 2006, the FASB issued FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement (due to a change in classification) of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments (for example, stock options) are treated in a similar manner. These provisions were applicable beginning in November after the date the final FSP was posted to the FASB’s website. This guidance did not have a significant impact on the Company’s financial condition or results of operations.

          In January 2007, the FASB issued FAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). This guidance clarifies circumstances under which a securitized interest in prepayable financial assets would not be subject to certain testing for embedded derivatives required under FAS 133. This guidance provides a narrow scope exception from paragraph 13(b) of FAS 133 for securitized interests that: (i) contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the right to accelerate the settlement of the interest cannot be controlled by the investor and (ii) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in Issue B40 must be applied as of January 1, 2007 (the adoption date of FAS 155 as previously discussed) except for the criteria outlined in (ii) above, which is not applicable to securitized interests that were issued before June 30, 2007, and that only include embedded derivatives (other than an embedded derivative that results solely from the embedded call options in the underlying financial assets) that have an extremely remote possibility of having greater than a trivial fair value at any time during the instrument’s life as determined at the later of the adoption date of FAS 155 or the purchase of the instrument. The Company is evaluating the impact of this guidance in conjunction with the guidance in FAS 155. The impact on the Company’s financial condition and results of operations will not be known until the evaluation of these standards is complete.

          During February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions; the fair value option is irrevocable (unless a new election date occurs); and the fair value option may be applied only to entire instruments and not to portions of instruments. FAS 159 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the potential impact of this guidance.

XL CAPITAL LTD

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (r) Recent Accounting Pronouncements (continued)

          The Company is aware of the SEC’s review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. In June 2005, the FASB undertook a project to review this matter and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. An exposure draft is expected to be issued by the FASB during the first quarter of 2007. The Company will continue its loss reserving methodology as noted in Note 2 (k) until further guidance is provided by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $262.7 million and $173.7 million at December 31, 2006 and 2005, respectively.

3. Sale of Financial Guaranty Business

          On August 4, 2006, the Company completed the sale of approximately 37% of its financial guaranty reinsurance and insurance businesses (the “Transferred Business”) through an initial public offering (“IPO”) of 23.4 million common shares of SCA at $20.50 per share. SCA was incorporated in Bermuda in March 2006 for the sole purpose of becoming the parent company for the Transferred Business.

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

          In addition, in 2006 the Company made a contribution to SCA of $6.2 million relating to certain long-term compensation previously awarded by the Company to newly transferred SCA employees under its long-term compensation plans.

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

XL CAPITAL LTD

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Sale of Financial Guaranty Business (continued)

47.5% of the aggregate voting power of all common shares entitled to vote on such matters, except with respect to elections of all directors (including independent directors) where the votes conferred by the common shares owned by the Company may not exceed 50.1% of the aggregate voting power of all common shares entitled to vote. In this respect, it is relevant that for all matters, the aggregate voting power of any other individual shareholder is limited to a maximum of 9.5% of the aggregate voting power of all common shares entitled to vote. It is further relevant that none of these voting restrictions shall apply to up to three non-affiliated transferees of shares from the Company; and

ii.

The Company has the right to appoint four out of the nine directors of SCA, and pursuant to formation agreements, SCA is required to maintain a majority of directors on its board who are independent under applicable New York Stock Exchange Rules, and are neither a director nor an officer of any member of the XL Capital group.

          From an accounting perspective, these limitations did not result in a loss of control and as such, the Company continues to consolidate SCA based upon the aggregate impact of its retained controlling interest established through the Company’s economic interests and voting rights as well as through its level of participation in certain committees of the SCA board of directors, including its majority representation on SCA’s Finance and Risk Oversight Committee. The voting limitations noted above can be reduced or eliminated upon receipt by SCA of written confirmation from each nationally recognized rating agency, then providing a financial strength rating for SCA, that such financial strength rating is or will be determined without reference to the ratings of any member of the XL Capital Ltd group or that the then financial strength rating issued by it will not at the time of such confirmation be adversely affected by the elimination or adjustment of such limitations. The 37% ownership interest in SCA held by the public and SCA management is recorded as a minority interest in the Company’s financial statements.

          In connection with the primary IPO of SCA shares, SCA issued 18,009,119 common shares at $20.50 per share for proceeds, net of offering costs, of approximately $342.2 million. In addition upon completion of the secondary public offering of 5,430,774 shares previously held by the XL Insurance (Bermuda) Ltd, the Company received proceeds, net of offering costs, of approximately $104.7 million. The transaction resulted in a pre-tax reduction of the Company’s shareholders’ equity of $33.7 million, representing the difference between the carrying value of 100% of SCA immediately prior to the IPO and the sum of the secondary proceeds and the remaining carrying value of the Company’s ownership interest in SCA subsequent to the IPO; as well as, other costs and taxes incurred on the transaction. The portion of the reduction related to the primary offering of shares by SCA of $30.1 million was recorded as a direct reduction to shareholders’ equity, while the portion of the reduction related to the shares sold in the secondary offering of $3.6 million was included in realized gains (losses) in the accompanying statement of operations. In addition, the Company incurred income tax expenses of $6.0 million principally related to the transfer of XLCA to XL Insurance (Bermuda) Ltd, prior to the contribution of XLCA to SCA.

          The Company has also realized portions of SCA’s accumulated other comprehensive loss as a result of the primary and secondary offerings of $11.0 million and $3.2 million, respectively. These amounts have no impact on total net shareholders’ equity and have been recorded in a manner consistent with the losses above.

          The combined impact of the sale on net income was a pre and post-tax loss of $6.8 million and $12.8 million, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information

          Following the IPO of SCA and changes in certain executive management responsibilities in 2006, the Company changed the reporting segments under which certain business units are reported in order to reflect these changes. All periods presented reflect these changes. The Company is now organized into five operating segments: Insurance, Reinsurance, Life Operations, Financial Lines, and SCA-in addition to a corporate segment that includes the general investment and financing operations of the Company.

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

          Life operations

          Life operations covers life reinsurance business written with life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks. This includes a broad range of underlying lines of life assurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. This also covers a range of geographic markets, with an emphasis on the U.K., U.S., and Continental Europe. In addition, a specialized “Life Fund Integration” team is actively seeking to acquire closed life companies or blocks of closed life assurance business for run-off, principally in the U.K.

          Financial lines

          The Financial lines segment includes (i) structured indemnity and structured credit products managed through the Company’s financial solutions operations, as well as, (ii) guaranteed investment contracts and funding agreements, (iii) political risk insurance, (iv) weather and energy management products, (v) the earnings on the

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Company’s investment in Primus Guaranty Ltd. (“Primus”) and (vi) legacy financial guaranty business and other transactions not transferred to SCA.

         SCA

          The SCA segment comprises the triple-A rated financial guaranty insurance and reinsurance business. SCA provides credit protection through the issuance of financial guaranty insurance policies and credit default swaps, as well as the reinsurance thereof. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts which offer credit protection relating to a particular security or pools of specified securities.

XL CAPITAL LTD

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

			Life	Financial
Year Ended December 31, 2006:	Insurance	Reinsurance	Operations	Lines	SCA	Total
(U.S. dollars in thousands, except ratios)

General Operations:
Gross premiums written	$5,570,145	$3,084,733				$8,654,878
Net premiums written	4,145,235	2,401,114				6,546,349
Net premiums earned	4,100,605	2,591,303				6,691,908
Fee income and other	21,310	3,053				24,363
Net losses and loss expenses	2,634,173	1,426,804				4,060,977
Acquistion costs	486,908	537,408				1,024,316
Operating expenses (1)	638,804	196,545				835,349
Exchange losses (gains)	140,105	(43,017)				97,088

Underwriting profit	$221,925	$476,616				$698,541

Life Operations:
Gross premiums written			$597,025			$597,025
Net premiums written			558,548			558,548
Net premiums earned			559,395			559,395
Fee income and other			327			327
Claims and policy benefits			769,811			769,811
Acquisition costs			45,990			45,990
Operating expenses (1)			29,720			29,720
Exchange (gains)			(8,158)			(8,158)
Net investment income			343,903			343,903

Contribution from life operations			$66,262			$66,262

Financial Operations:
Gross premiums written				$128,434	$405,910	$534,344
Net premiums written				111,423	401,127	512,550
Net premiums earned				125,429	192,786	318,215
Fee income and other				4,659	2,383	7,042
Net losses and loss expenses				162,623	15,038	177,661
Acquistion costs				12,869	18,871	31,740
Operating expenses (1)				1,666	82,389	84,055
Exchange losses				266	177	443

Underwriting (loss) profit				$(47,336)	$78,694	$31,358
Net investment income – financial guaranty				6,535	78,348	84,883
Net investment income – structured products				457,530	—	457,530
Interest expense – structured products				345,209	—	345,209
Operating expenses – structured products (1)				48,562	—	48,562
Net income from financial and investment affiliates				31,550	—	31,550
Minority interest				—	4,474	4,474
Net realized and unrealized gains (losses) from derivatives				37,614	(8,022)	29,592

Contribution from financial operations				$92,122	$144,546	$236,668

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year Ended December 31, 2006:	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
(U.S. dollars in thousands, except ratios)

Corporate and other:
Net investment income – general operations						$1,091,868
Net realized and unrealized (losses) on investments and investment and other derivatives (2)					(16,180)	(44,867)
Net income from investment and other operating affiliates						349,156
Amortization of intangible assets						2,355
Corporate operating expenses						185,253
Interest expense (3)						207,066
Minority interest					20,656	20,542
Income tax charge					3,133	219,645

Net income					$104,577	$1,762,767

General Operations
Loss and Loss expense Ratio (4)	64.2%	55.1%				60.7%
Underwriting Expense Ratio (4)	27.5%	28.3%				27.8%

Combined Ratio (4)	91.7%	83.4%				88.5%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized losses on investments of $116.5 million, net realized and unrealized gains on investment and other derivatives of $71.6 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to life operations, shown separately.

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year Ended December 31, 2005:	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
(U.S. dollars in thousands, except ratios)

General Operations:
Gross premiums written	$5,785,750	$3,411,087				$9,196,837
Net premiums written	4,248,105	2,776,006				7,024,111
Net premiums earned	4,102,697	2,770,941				6,873,638
Fee income and other	4,223	(278)				3,945
Net losses and loss expenses	4,595,551	2,763,378				7,358,929
Acquistion costs	505,636	600,615				1,106,251
Operating expenses (1)	517,800	155,095				672,895
Exchange (gains) losses	(25,472)	33,144				7,672

Underwriting (loss)	$(1,486,595)	$(781,569)				$(2,268,164)

Life Operations:
Gross premiums written			$2,274,520			$2,274,520
Net premiums written			2,236,903			2,236,903
Net premiums earned			2,237,721			2,237,721
Fee income and other			320			320
Claims and policy benefits			2,479,364			2,479,364
Acquisiton costs			59,018			59,018
Operating expenses (1)			18,664			18,664
Exchange losses			1,421			1,421
Net investment income			290,517			290,517

(Loss) from life operations			$(29,909)			$(29,909)

Financial Operations:
Gross premiums written				$99,272	$278,868	$378,140
Net premiums written				93,658	262,787	356,445
Net premiums earned				94,786	159,350	254,136
Fee income and other				14,239	793	15,032
Net losses and loss expenses				78,965	27,107	106,072
Acquistion costs				13,228	16,847	30,075
Operating expenses (1)				2,652	68,260	70,912
Exchange losses				104	1,757	1,861

Underwriting profit				$14,076	$46,172	$60,248
Net investment income – financial guaranty				19,568	52,213	71,781
Net investment income – structured products				313,936	—	313,936
Interest expense – structured products				216,392	—	216,392
Operating expenses – structured products (1)				42,679	—	42,679
Net income from financial and investment affiliates				10,866	—	10,866
Minority interest				—	8,431	8,431
Net realized and unrealized gains (losses) from derivatives				52,148	(6,715)	45,433

Contribution from financial operations				$151,523	$83,239	$234,762

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year Ended December 31, 2005:	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
(U.S. dollars in thousands, except ratios)

Corporate and other:
Net investment income – general operations						$798,805
Net realized and unrealized (losses) gains on investments and investment and other derivatives (2)					(3,221)	225,307
Net income from investment and other operating affiliates						211,404
Amortization of intangible assets						10,752
Corporate operating expenses						176,909
Interest expense (3)						187,457
Minority interest						(221)
Income tax (benefit) charge					(1,278)	49,284

Net income (loss)					$81,296	$(1,251,976)

General Operations
Loss and Loss expense Ratio (4)	112.0%	99.7%				107.1%
Underwriting Expense Ratio (4)	25.0%	27.3%				25.8%

Combined Ratio (4)	137.0%	127.0%				132.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately

(2)

This includes net realized gains on investments of $241.9 million, net realized and unrealized losses on investment and other derivatives of $16.6 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to life operations, shown separately.

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year Ended December 31, 2004:	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
(U.S. dollars in thousands, except ratios)
General Operations:
Gross premiums written	$5,924,951	$3,456,511				$9,381,462
Net premiums written	4,395,619	2,874,115				7,269,734
Net premiums earned	4,054,795	2,933,145				6,987,940
Fee income and other	23,461	223				23,684
Net losses and loss expenses	2,859,854	1,937,001				4,796,855
Acquistion costs	537,106	648,430				1,185,536
Operating expenses (1)	531,502	190,750				722,252
Exchange (gains)	(9,907)	(27,102)				(37,009)

Underwriting profit	$159,701	$184,289				$343,990

Life Operations:
Gross premiums written			$1,397,516			$1,397,516
Net premiums written			1,363,131			1,363,131
Net premiums earned			1,365,176			1,365,176
Fee income and other			293			293
Claims and policy benefits			1,480,535			1,480,535
Acquisiton costs			48,830			48,830
Operating expenses (1)			14,071			14,071
Exchange (gains)			(499)			(499)
Net investment income			205,863			205,863
Interest (income) expense			(6)			(6)

Contribution from life operations			$28,401			$28,401

Financial Operations:
Gross premiums written				$74,656	$270,579	$345,235
Net premiums written				72,325	253,337	325,662
Net premiums earned				66,384	162,514	228,898
Fee income and other				11,187	153	11,340
Net losses and loss expenses				42,716	71,917	114,633
Acquistion costs				12,639	17,859	30,498
Operating expenses (1)				206	69,728	69,934
Exchange (gains) losses				(2,688)	(482)	(3,170)

Underwriting profit				$24,698	$3,645	$28,343
Net investment income – financial guaranty				4,535	36,245	40,780
Net investment income – structured products				174,241	—	174,241
Interest expense – structured products				113,523	—	113,523
Operating expenses – structured products (1)				50,230	—	50,230
Net income from financial and investment affiliates				20,668	—	20,668
Minority interest				—	8,708	8,708
Net realized and unrealized gains (losses) from derivatives				38,438	11,043	49,481

Contribution from financial operations				$98,827	$42,225	$141,052

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year Ended December 31, 2004:	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total

(U.S. dollars in thousands, except ratios)

Corporate and other:
Net investment income – general operations						$614,128
Net realized and unrealized (losses) gains on investments and investment and other derivatives (2)					(178)	270,559
Net income from investment and other operating affiliates						250,697
Amortization of intangible assets						15,827
Corporate operating expenses						196,648
Interest expense (3)						178,717
Minority interest						(321)
Income tax charge					1,920	91,343

Net income					$40,127	$1,166,613

General Operations
Loss and loss expense ratio (4)	70.5%	66.0%				68.6%
Underwriting expense ratio (4)	26.4%	28.6%				27.3%

Combined ratio (4)	96.9%	94.6%				95.9%

(1)	Operating expenses exclude corporate operating expenses, shown separately

(2)

This includes net realized gains on investments of $246.5 million, net realized and unrealized gains on investment and other derivatives of $24.0 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to life operations, shown separately.

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2006:	Insurance	Reinsurance	Total
(U.S. dollars in thousands)
General Operations:
Professional liability	$1,483,518	$346,870	$1,830,388
Casualty	847,834	723,854	1,571,688
Property catastrophe	67,672	234,965	302,637
Other property	574,408	749,714	1,324,122
Marine, energy, aviation and satellite	676,009	154,313	830,322
Other specialty lines (1)	415,749	—	415,749
Other (2)	35,415	381,587	417,002

Total general operations	$4,100,605	$2,591,303	$6,691,908
Life operations	—	—	559,395
Financial lines	—	—	125,429
SCA	—	—	192,786

Total	$4,100,605	$2,591,303	$7,569,518

Year Ended December 31, 2005:	Insurance	Reinsurance	Total

General Operations:
Professional liability	$1,407,188	$356,937	$1,764,125
Casualty	919,268	858,651	1,777,919
Property catastrophe	57,027	302,291	359,318
Other property	561,135	701,459	1,262,594
Marine, energy, aviation and satellite	661,260	194,646	855,906
Other specialty lines (1)	435,662	—	435,662
Other (2)	61,157	356,957	418,114

Total general operations	$4,102,697	$2,770,941	$6,873,638
Life operations	—	—	2,237,721
Financial lines	—	—	94,786
SCA	—	—	159,350

Total	$4,102,697	$2,770,941	$9,365,495

Year Ended December 31, 2004:	Insurance	Reinsurance	Total

General Operations:
Professional liability	$1,295,326	$375,582	$1,670,908
Casualty	852,523	871,155	1,723,678
Property catastrophe	5,880	304,057	309,937
Other property	647,589	783,502	1,431,091
Marine, energy, aviation and satellite	749,034	204,500	953,534
Other specialty lines (1)	511,466	—	511,466
Other (2)	(7,023)	394,349	387,326

Total general operations	$4,054,795	$2,933,145	$6,987,940
Life operations	—	—	1,365,176
Financial lines	—	—	66,384
SCA	—	—	162,514

Total	$4,054,795	$2,933,145	$8,582,014

(1)	Other specialty lines within the Insurance segment includes environmental, programs, equine, warranty and excess and surplus lines.

(2)

Within the Insurance segment Other includes political risk, accident & health, surety, and other discontinued lines of business. Within the Reinsurance segment, Other includes political risk, surety, warranty, accident and health, and other lines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

          The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

General and financial operations:	2006	2005	2004
(U.S. dollars in thousands)
Bermuda	$751,593	$1,005,017	$1,137,543
United States	3,683,810	3,498,113	3,640,460
Europe and other	2,623,496	2,877,426	2,817,393

Total general and financial operations	$7,058,899	$7,380,556	$7,595,396

Life operations:
Bermuda	$329,969	$266,433	$278,448
United States	265	—	—
Europe and other	228,314	1,970,470	1,084,683

Total life operations	$558,548	$2,236,903	$1,363,131

Total	$7,617,447	$9,617,459	$8,958,527

5. Goodwill and Other Intangible Assets

          The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2006, 2005 and 2004:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total

Balance at December 31, 2003	$1,778,635	$26,961	$39,911	$1,845,507
Amortization (1)	—	—	(18,544)	(18,544)
Foreign Currency Translation	819	—	—	819

Balance at December 31, 2004	$1,779,454	$26,961	$21,367	$1,827,782
Amortization	—	—	(10,752)	(10,752)
Foreign Currency Translation	(2,486)	—	—	(2,486)

Balance at December 31, 2005	$1,776,968	$26,961	$10,615	$1,814,544
Addition and write-down	—	3,234	—	3,234
Amortization	—	—	(2,355)	(2,355)
Foreign Currency Translation	2,673	—	—	2,673

Balance at December 31, 2006	$1,779,641	$30,195	$8,260	$1,818,096

(1)	Amortization of intangible assets includes $2.7 million related to an acquired block of business expensed through acquisition costs.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (continued)

          As at December 31, 2006 goodwill and other intangible assets primarily related to the Insurance and Reinsurance segments, and was $408.5 million, $1.4 billion, respectively. As at December 31, 2005 goodwill and other intangible assets related to the Insurance and Reinsurance segments was $450.0 million and $1.38 billion, respectively.

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

          On December 6, 2005 the Company received the report from the Independent Actuary in connection with the Company’s post-closing protection. The Independent Actuary’s report concluded that WSIC submitted Seasoned Net Reserve Amount (“SNRA”) and Net Premium Receivable Amount (“NPRA”) were closest to the Independent Actuary’s determinations of SNRA and NPRA. These determinations resulted in the Company receiving a net lump sum payment in the amount of approximately $575.0 million (including interest receivable) from WSIC. As the Company had recorded $1.4 billion in unpaid losses and loss expenses recoverable related to this protection, a loss of approximately $808.9 million, net of interest, was recorded in the fourth quarter of 2005.

          Under the terms of the SPA, WSIC also provided the Company with protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”). Such protection was provided in the form of Sellers Retrocession Agreements and a Liquidity Facility.

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

          The Agreement replaces the protections provided to the Company from WSIC for reinsurance receivables and recoverables under the Liquidity Facility and Sellers Retrocession Agreements noted above and described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

          The acquisition was accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of the Winterthur Business were recorded at their estimated fair value on June 30, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, included management’s estimates and independent valuations. The purchase price was initially allocated to the acquired assets and liabilities based upon their estimated fair value at June 30, 2001. The excess of the purchase price over acquired tangible net assets was then applied to intangible assets with finite and indefinite lives.

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

7. Investments

          Net investment income is derived from the following sources:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Fixed maturities, short-term investments and cash equivalents	$2,000,296	$1,420,557	$1,032,936
Equity securities and other investments	24,884	94,974	31,502
Funds withheld	23,589	19,722	23,196

Total gross investment income	2,048,769	1,535,253	1,087,634
Investment expenses	(70,585)	(60,214)	(52,622)

Net investment income	$1,978,184	$1,475,039	$1,035,012

          The following represents an analysis of net realized gains (losses) and the change in unrealized appreciation on investments:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$182,916	$401,163	$414,918
Gross realized losses	(390,427)	(250,839)	(265,854)

Net realized (losses) gains	(207,511)	150,324	149,064
Equity securities:
Gross realized gains	189,971	145,659	146,711
Gross realized losses	(88,519)	(54,081)	(48,793)

Net realized gains	101,452	91,578	97,918

Other investments:
Gross realized gains	5,026	—	—
Write-down of other investments (see Note 9, “Other Investments”)	(15,425)	(20)	(435)

Net realized (losses) gains on investments	(116,458)	241,882	246,547
Net realized and unrealized gains (losses) on investment derivative instruments	60,992	(29,418)	16,235

Net realized (losses) gains on investments and net realized and unrealized (losses) gains on investment derivative instruments	(55,466)	212,464	262,782

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Other investments: (continued)
Change in unrealized (depreciation) appreciation:
Fixed maturities and short-term investments	(163,359)	(350,742)	165,377
Equity securities	13,678	(12,860)	74,465
Affiliates and other investments	32,256	25,437	(13,021)

Net change in unrealized (depreciation) appreciation on investments, gross of tax	(117,425)	(338,165)	226,821
Change in deferred income tax liability (benefit)	13,591	23,446	(27,909)

Net change in unrealized (depreciation) appreciation on investments, net of tax	(103,834)	(314,719)	198,912

Total net realized (losses) gains and change in unrealized (depreciation) appreciation on investments and investment derivative instruments, gross of tax	$(172,891)	$(125,701)	$489,603

          Net realized gains and losses in 2006 and 2005 included a loss of $151.4 million and $53.2 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

          The total amount of other than temporary declines in value in 2006 related to $133.2 million on fixed income securities and $2.8 million on equity securities, and $15.4 million on other investments.

          The total amount of other than temporary declines in value in 2005 related to $47.2 million on fixed income securities and $6.0 million on equity securities.

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

	Cost or	Gross	Gross
December 31, 2006	Amortized	Unrealized	Unrealized	Fair
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$2,569,734	$12,916	$(25,117)	$2,557,533
Corporate	14,111,548	192,654	(118,238)	14,185,964
Mortgage and asset-backed securities	16,262,489	50,052	(75,648)	16,236,893
U.S. States and political subdivisions of the States	65,388	727	(570)	65,545
Non-U.S. Sovereign Government	2,970,600	120,879	(16,056)	3,075,423

Total fixed maturities	$35,979,759	$377,228	$(235,629)	$36,121,358

Total short-term investments	$2,340,304	$6,645	$(8,462)	$2,338,487

Total equity securities	$705,517	$191,052	$(5,431)	$891,138

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

	Cost or	Gross	Gross
December 31, 2005	Amortized	Unrealized	Unrealized	Fair
(U.S. dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Government and Government agency	$4,508,821	$31,042	$(42,859)	$4,497,004
Corporate	13,036,950	372,414	(116,472)	13,292,892
Mortgage and asset-backed securities	11,744,565	27,587	(120,046)	11,652,106
U.S. States and political subdivisions of the States	71,237	968	(1,012)	71,193
Non-U.S. Sovereign Government	2,622,503	196,037	(22,170)	2,796,370

Total fixed maturities	$31,984,076	$628,048	$(302,559)	$32,309,565

Total short-term investments	$2,552,589	$3,646	$(10,162)	$2,546,073

Total equity securities	$696,858	$180,763	$(8,820)	$868,801

          The Company has gross unrealized losses totaling $249.5 million which it considers to be temporary impairments. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors. At December 31, 2006, there were $244.1 million of gross unrealized losses on fixed income and short-term investments, and $5.4 million of gross unrealized losses on equity securities. At December 31, 2005, there were $312.7 million of gross unrealized losses on fixed income and short-term investments, and $8.8 million of gross unrealized losses on equity securities. At December 31, 2006, approximately 2.3% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. At December 31, 2005, approximately 2.4% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 5.4% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2006 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at December 31, 2006 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

          The following is an analysis of how long each of those securities at December 31, 2006 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2006 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities (including short-term investments)
U.S. Government and Government agency	$1,205,081	$11,470	$1,032,586	$15,660
Corporate	4,250,650	78,928	2,806,375	43,531
Mortgage and asset-backed securities	4,534,790	26,529	3,698,578	50,239
U.S. States and political subdivisions of the States	37,384	564	30,158	407
Non-U.S. Sovereign Government	1,420,476	15,263	90,357	1,500

Total fixed maturities and short-term investments	$11,448,381	$132,754	$7,658,054	$111,337

Total equity securities	$54,386	$5,431	$—	$—

          The following is an analysis of how long each of those securities at December 31, 2005 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2005 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities (including short-term investments)
U.S. Government and Government agency	$3,298,196	$27,478	$683,317	$14,348
Corporate	4,613,170	97,099	886,439	21,716
Mortgage and asset backed securities	6,070,695	83,077	1,601,167	45,340
U.S. States and political subdivisions of the States	12,233	145	29,483	814
Non-U.S. Sovereign Government	894,682	21,779	31,159	925

Total fixed maturities and short-term investments	$14,888,976	$229,578	$3,231,565	$83,143

Total equity securities	$103,185	$8,820	$—	$—

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

          The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(U.S. dollars in thousands)	Cost	Value	Cost	Value

Due after 1 through 5 years	$6,744,180	$6,783,611	$7,479,627	$7,425,344
Due after 5 through 10 years	5,810,974	5,778,200	5,892,285	5,905,123
Due after 10 years	7,162,116	7,322,654	6,867,599	7,326,992
Mortgage and asset-backed securities	16,262,489	16,236,893	11,744,565	11,652,106

	$35,979,759	$36,121,358	$31,984,076	$32,309,565

          At December 31, 2006 and 2005, approximately $142.4 million and $377.4 million, respectively, of securities included in investments available for sale were loaned to various counter-parties through the Company’s securities lending program. At December 31, 2006 and 2005, approximately $147.2 million and $386.5 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

          At December 31, 2006 and 2005, approximately $698.1 million and $603.8 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

          The fair values of securities on loan at December 31, 2006 and 2005 are detailed below.

(U.S. dollars in thousands)	2006	2005

Fixed maturities	$117,007	$349,131
Equities	25,371	28,307

Total	$142,378	$377,438

          The Company has three facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $1,336.0 million at December 31, 2006 and $904.9 million at December 31, 2005. At December 31, 2006 and 2005, approximately $171.9 million and $182.9 million, respectively, of letters of credit were issued and outstanding under these facilities.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Affiliates

          The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

	December 31, 2006		December 31, 2005		December 31, 2004

		Equity in		Equity in		Equity in
		Net Income		Net Income		Net Income
	Fair	(Loss) for	Fair	(Loss) for	Fair	(Loss) for
(U.S. dollars in thousands)	Value	the Year	Value	the Year	Value	the Year

Investment affiliates	$1,884,609	$269,036	$1,727,612	$154,844	$1,671,091	$124,008
Operating affiliates:
Financial affiliates	151,795	23,461	122,162	5,055	111,987	12,822
Insurance affiliates	94,620	10,519	22,490	9,823	17,471	55,575
Investment management affiliates	177,757	77,690	174,457	52,548	136,303	78,960

Total	$2,308,781	$380,706	$2,046,721	$222,270	$1,936,852	$271,365

          The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment management affiliates. At December 31, 2006, investments affiliates totaled $1.9 billion of which $1.6 billion was invested in the alternative investment portfolio and $0.3 billion consisted of private investments. At December 31, 2005, investment affiliates totaled $1.7 billion of which $1.5 billion was included in the alternative investment portfolio and $0.2 billion consisted of private investments.

          The Company’s significant financial affiliate investments at December 31, 2006 included Primus Guaranty, Ltd. with ownership of 31.1%.

          The Company’s insurance affiliate investments at December 31, 2006 included American Strategic Holdings and ITAÚ XL, with ownership in these entities at 47.3% and 49.9%, respectively.

          During the years ended December 31, 2006, 2005, and 2004, the Company recorded other than temporary declines in the values of certain affiliates totaling $19.8 million, $2.5 million, and $21.0 million, respectively. 2006 and 2005 declines related primarily to investment management affiliates whereas 2004 declines related to certain insurance affiliates.

          The significant investment management affiliates are Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, Stanfield Capital Partners, a credit-oriented asset management firm specializing in CLO’s and event-driven strategies, Stanfield Global Strategies, a structured investment vehicle and conduit manager, OneCapital Management Partners, a diversified alternative investment management firm, Banquo Credit Management LLP, a European-based credit asset management firm, Artemis Advisor LLC, a U.S. focused equity firm, Polar Capital Holdings plc, an investment firm offering traditional and alternative products, and Cinnamon Capital Management LLP, an asset management firm that invests in the residuals of European asset backed securities.

          During 2006, the Company sold its interest in FrontPoint Partners LLC, an integrated alternative asset firm, resulting in equity earnings of $41.7 million. During 2004, the Company sold its interest in Pareto Partners L.P. and its affiliated entities, a currency overlay and fixed income manager, resulting in income of $35.4 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Affiliates (continued)

          In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The difference represents goodwill on acquisition.

          See Note 19(c), “Commitments and Contingencies – Investments in Affiliates” for further information regarding commitments related to investment in affiliates.

9. Other Investments

          Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in non-rated collateralized debt/equity instruments. Income from other investments was $9.1 million and $55.0 million for the years ended December 31, 2006 and 2005, respectively. Unrealized gains from these limited private investment partnerships was $10.0 million and $7.5 million as at December 31, 2006 and 2005 respectively.

          Income on unrated tranches of collateral debt obligations is reflected only to the extent the Company’s principal has been fully recovered. Income on alternative investments included in other investments is realized only on ultimate sale of these investments. The Company had net unrealized gains of $49.1 million and $19.3 million, respectively, at December 31, 2006 and 2005, related to these alternative investments. In 2006, the Company had realized gains related to the alternative investments of $5.0 million.

          See Note 19(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

          The Company regularly reviews the performance of these other investments. The Company recorded losses of $15.4 million, $0.02 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively, due to other than temporary declines in values of these other investments.

10. Losses and Loss Expenses

          Unpaid losses and loss expenses for the Company’s general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Reserve for reported losses and loss expenses	$10,984,331	$10,612,878	$9,714,708
Reserve for losses incurred but not reported	12,095,811	13,154,794	10,122,961

Unpaid losses and loss expenses	$23,080,142	$23,767,672	$19,837,669

          Net losses and loss expenses incurred for general and financial operations are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Loss and loss expenses payments	$6,120,361	$4,839,737	$4,918,268
Change in unpaid losses and loss expenses	(1,141,850)	4,751,802	2,959,412
Change in unpaid losses and loss expenses recoverable	1,442,727	103,433	(1,114,261)
Paid loss recoveries	(2,182,600)	(2,229,971)	(1,851,931)

Net losses and loss expenses incurred	$4,238,638	$7,465,001	$4,911,488

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

Year Ended December 31
(U.S. dollars in thousands)	2006	2005	2004

Unpaid losses and loss expenses at beginning of year	$23,767,672	$19,837,669	$16,763,124
Unpaid losses and loss expenses recoverable	6,412,648	6,962,131	6,042,505

Net unpaid losses and loss expenses at beginning of year	17,355,024	12,875,538	10,720,619

Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,349,242	6,351,281	4,643,894
Prior years	(110,604)	1,113,720	267,594

Total net incurred losses and loss expenses	4,238,638	7,465,001	4,911,488
Exchange rate effects	371,580	(375,749)	309,768
Net loss reserves acquired	40,184	—	—
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	500,552	602,153	1,081,547
Prior years	3,437,208	2,007,613	1,984,790

Total net paid losses	3,937,760	2,609,766	3,066,337
Net unpaid losses and loss expenses at end of year	18,067,666	17,355,024	12,875,538
Unpaid losses and loss expenses recoverable	5,012,476	6,412,648	6,962,131

Unpaid losses and loss expenses at end of year	$23,080,142	$23,767,672	$19,837,669

Prior year net losses incurred

          The following table presents the net (favorable) adverse development of reserves analyzed by each of the Company’s operating segments:

(U.S. dollars in millions)	2006	2005	2004

Insurance Segment	$(13)	$1,020	$292
Reinsurance Segment	(126)	94	(24)
Financial Lines and SCA	28	—	—

Total	$(111)	$1,114	$268

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          The significant developments in prior year loss reserve year estimates for each the years indicated within each of the Company’s operating segments are discussed below.

           Insurance Segment

          Within the Insurance segment, net overall favorable prior year reserve development for the year ended 2006 was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $3.0 million and $72.8 million of prior year adverse development in certain professional, marine and aviation, and other lines of business, respectively. Property reserve releases resulted from favorable experience in the 2005 accident year for both attritional and catastrophe losses. Casualty releases were noted largely in Europe including $69.2 million related to casualty business acquired from WSIC combined with continued favorable development of the business re-underwritten post acquisition. The professional adverse development relates primarily to the Bermuda portfolio. This development is split into the 2002 and prior periods for D&O and 2004 and subsequent periods for employment practices liability as new types of actions based on employment demographics have emerged. Adverse development from the 2005 hurricanes impacted marine, but was offset by favorable development in aviation reserves. Other adverse development resulted primarily from discontinued lines such as surety and political risk, combined with an unrecoverable reinsurance balance from an accident and health line reinsurer. The gross prior year favorable development for the Insurance segment was $371.4 million. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty have developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

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

          Strengthening of $34.7 million within other specialty lines was caused primarily by increases in reported losses for specialty lines of business currently in run-off including certain Lloyd’s business, discontinued programs business, and surety. A net release of $112.5 million for global risks lines of business was driven by the reduction in case reserves for pre-2002 claims primarily relating to casualty business written out of Europe including business acquired from Winterthur.

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

          The Company did not change its methodology or key assumptions used in 2006, 2005 or 2004 to determine ultimate loss reserves for any line of insurance business written.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

          Reinsurance Segment

          During 2006, net overall favorable prior year reserve development was $125.7 million. This overall favorable development was made up of releases of $190.2 million in property and other shorter-tail lines of business and $10.9 million in casualty lines, partially offset by $75.4 million in adverse development specifically related to the 2005 catastrophes. Net releases in casualty lines reflect positive claims experience in the core U.S. reinsurance and primary books including those years subject to the CAR review in 2003 partially offset by some older asbestos and environmental development and $18.0 million related to a disputed claim impacting underwriting years 1996-2000 that settled during the year. The gross prior year development for the Reinsurance segment totals $46.0 million favorable. This gross favorable development is less than the corresponding net development as net strengthening on the 2005 catastrophes was less significant than the gross strengthening due to reinsurance recoveries.

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

          The majority of the workers’ compensation reserve increase during 2005 was related to an XLRA working layer program written across multiple underwriting years with a single cedant. This program was not renewed at the end of 2001. Other than this program, XLRA has not written significant working layer workers’ compensation business. The remaining source of the Workers’ Compensation reserve strengthening relates to an update of the mortality tables used in our tabular reserving methodology.

          The remainder of the strengthening in the casualty and professional lines reserves was driven by a small number of increases in reported claims in the other liability and errors and omissions lines of business in the pre-1997 underwriting years as well as recently reported claims in umbrella liability, errors and omissions and directors and officers lines of business in the 1997-2001 underwriting years. The professional lines claims activity arises largely from a limited number of cedants. This reserve increase was partially offset by favorable development in the 1997- 2001 underwriting years in the medical malpractice business line. Activity in the post-2001 underwriting years relates primarily to certain large individual claims affecting a number of lines, including surety, umbrella liability and errors and omissions.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          The Company has experienced significant adverse development in the casualty reinsurance business for the last several years prior to 2006 and there can be no assurance that conditions and trends that have affected the development of liabilities in the past will not continue.

           Financial Lines Segment

           During 2006, net adverse development totaled $28.3 million which primarily related to adverse Hurricane Rita development on a structured property and casualty contract.

           Management believes that in the financial guaranty industry it is not appropriate to characterize revisions in loss estimates as development and therefore all reserve provisions are considered as current period reserves, because all changes in our reserve estimates are made to reflect conditions and events that have occurred in the current period. In property and casualty insurance, reserves are estimated for a particular underwriting year for events that have already occurred, whereas in financial guaranty insurance reserves are estimated for a particular underwriting year based on estimates of expected future economic and market events (e.g. events that continually conspire to affect the value of underlying collateral until such time a claim is paid and the collateral is liquidated and paid to the insurer as salvage).

           Total increases in previously identified financial guaranty case basis reserves during 2006 was $38.9 million.

           SCA Segment

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

           Total increases in previously identified financial guaranty case reserves during 2006 was $0.7 million.

           Other loss information

           The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2006 and 2005, the reserve for potential non-recoveries from reinsurers was $218.3 million and $260.7 million, respectively.

           Except for certain workers’ compensation and long-term disability liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation and long-term disability unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2005: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2006 and 2005 were $812.1 million and $716.7 million, respectively. The related discounted unpaid losses and loss expenses were $367.1 million and $322.2 million as of December 31, 2006 and 2005, respectively.

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

           A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims related to business written prior to 1986 for the years indicated is as follows:

Year Ended December 31, (U.S. dollars in thousands)	2006	2005	2004

Net unpaid losses and loss expenses at beginning of year	$51,260	$57,400	$60,525
Net incurred losses and loss expenses	54,570	—	—
Less net paid losses and loss expenses	11,153	6,140	3,125
Net losses and loss expenses acquired	18,286	—	—

Net increase (decrease) in unpaid losses and loss expenses	61,703	(6,140)	(3,125)
Net unpaid losses and loss expenses at end of year	112,963	51,260	57,400
Unpaid losses and loss expenses recoverable at end of year	98,998	72,741	82,922

Gross unpaid losses and loss expenses at end of year	$211,961	$124,001	$140,322

          Incurred but not reported losses, net of reinsurance, included in the above table was $24.1 million in 2006, $16.7 million in 2005 and $22.5 million in 2004. Unpaid losses recoverable are net of potential uncollectible amounts.

          During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract written by the Financial lines segment, of which $18.3 million in losses related to asbestos and environmental claims. Given the terms of the policy, the combined aggregate limit on the total acquired reserves is limited to $60.0 million, not including coverage for claims handling costs over a defined period.

          The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          As of December 31, 2006, the Company had approximately 1,447 open claim files for potential asbestos exposures and 589 open claim files for potential environmental exposures on business written prior to 1986. Approximately 56% of the open claim files in both 2006 and 2005 are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims

Total number of claims outstanding at December 31, 2003	704	490
New claims reported in 2004	171	38
Claims resolved in 2004	43	82

Total number of claims outstanding at December 31, 2004 (1)	832	446
New claims reported in 2005	152	31
Claims resolved in 2005	106	63

Total number of claims outstanding at December 31, 2005	878	414
New claims reported in 2006	113	33
Claims acquired through LPT in 2006 (2)	553	290
Claims resolved in 2006	97	148

Total number of claims outstanding at December 31, 2006 (1)	1,447	589

(1)	Includes certain precautionary claims not considered in 2003.

(2)

The claim count information included in the above table for the business acquired during 2006 was the claim count information relating to 80% of the acquired reserves. The claim count information for the other 20% of reserves was not available.

          The Company’s exposure to asbestos and environmental claims arises from contracts written, both on a proportional and excess basis, after 1972. The Company discontinued writing contracts with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s reported asbestos claims related to both traditional products and premises and operations coverage.

          The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2006, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

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

          The effect of reinsurance and retrocessional activity on premiums written and earned from general operations is shown below:

	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,

(U.S. dollars in thousands)	2006	2005	2004	2006	2005	2004

Direct	$5,615,773	$5,720,536	$5,733,247	$5,487,482	$5,446,521	$5,335,948
Assumed	3,039,105	3,476,301	3,648,215	3,218,404	3,503,830	3,853,147
Ceded	(2,108,529)	(2,172,726)	(2,111,728)	(2,013,978)	(2,076,713)	(2,201,155)

Net	$6,546,349	$7,024,111	$7,269,734	$6,691,908	$6,873,638	$6,987,940

          The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.8 billion, $1.7 billion and $3.0 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

          The following table presents an analysis of total unpaid losses and loss expenses recoverable between general, life, and financial operations for the year ended December 31:

(U.S. dollars in thousands)	2006	2005

General operations	$4,987,282	$6,401,855
Life operations	14,452	28,874
Financial operations	26,038	10,793

Total unpaid losses and loss expenses recoverable	$5,027,772	$6,441,522

          At December 31, 2006, the total reinsurance assets of $6.1 billion included reinsurance receivables for paid losses and loss expenses of $1.1 billion and $5.0 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to the Company.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Reinsurance (continued)

          At December 31, 2006 and 2005, the provision for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $218.3 million and $260.7 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

          The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.2 billion at December 31, 2006, collateralizing reinsurance recoverables with respect to certain reinsurers. In addition, the Company has a four year collateralized escrow agreement with WSIC for up to $185 million to protect certain subsidiaries from non-performing third party reinsurers related to the Winterthur Business. For further information see Note 6 to the Consolidated Financial Statements, “Business Combinations.” Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

          At December 31, 2006, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

12. Deposit Liabilities

          Deposit liabilities include both reinsurance deposits and guaranteed investment contract deposits. The Company has entered into certain reinsurance policies with cedants that transfer insufficient risk under FAS No. 113 to be accounted for as insurance or reinsurance transactions. The Company has also entered into investment contracts such as guaranteed investment contracts and funding agreements that do not meet the definition of an insurance contract under FAS No. 97. These contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts. These certain structured property and casualty reinsurance agreements, guaranteed investment contracts and funding agreements have been recorded as deposit liabilities and are matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. The Company establishes an initial accretion rate at inception of the contract, which is reviewed and adjusted periodically based on claims activity. Deposit liabilities are initially recorded at an amount equal to the assets received.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Deposit Liabilities (continued)

          Total deposit liabilities are comprised of the following:

Year ended December 31,

(U.S. dollars in thousands)	2006	2005

Reinsurance and insurance deposit liabilities	$1,635,497	$1,647,928
Guaranteed investment contract deposit liabilities	6,222,330	6,593,059

Total deposit liabilities	$7,857,827	$8,240,987

          Interest expense of $350.1 million, $227.7 million and $148.6 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Future Policy Benefit Reserves

          During 2006 and 2005, the Company entered into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.7% and 4.8% at December 31, 2006 and 2005, respectively. Total future policy benefit reserves for the year ended December 31, 2006 and 2005 were $6.3 billion and $5.6 billion, respectively.

          Future policy benefit reserves are comprised of the following:

Year ended December 31,

(U.S. dollars in thousands)	2006	2005

Traditional Life	$530,519	$417,377
Annuities	5,760,417	5,189,084

Total future policy benefit reserves	$6,290,936	$5,606,461

14. Notes Payable and Debt and Financing Arrangements

          As at December 31, 2006, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $4.8 billion (2005: $4.6 billion) of which $3.4 billion (2005: $3.4 billion) of debt was outstanding. In addition, the Company has letter of credit facilities totaling $6.4 billion available of which $3.8 billion (2005: $3.5 billion) were outstanding as at December 31, 2006, 4.5% (2005: 5.3%) of which were collateralized by certain of the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. Of these amounts, $1.0 billion is available in the form of revolving credit or letters of credit.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

          The financing structure at December 31, 2006 was as follows:

Facility

(U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)

Debt:
364-day Revolver	$100,000	$—
5 and 3-year Revolvers	1,000,000	—
5-year Revolver	100,000	—
5-year Revolver(2)	250,000	—
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	598,396	598,396
5.25% Senior Notes due 2014	594,980	594,980
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$4,818,376	$3,368,376

Letters of Credit:
10 facilities-total	$6,433,473	$3,848,004

(1)	“Commitment” and “In Use” data represent December 31, 2006 accreted values.
(2)	Available for SCA group only

          The financing structure at December 31, 2005 was as follows:

Facility

(U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)

Debt:
364-day Revolver	$100,000	$—
5 and 3-year Revolvers	1,000,000	45,000
5-year Revolver	100,000	—
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	598,368	598,368
5.25% Senior Notes due 2014	594,330	594,330
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$4,567,698	$3,412,698

Letters of Credit:
8 facilities-total	$5,481,437	$3,459,760

(1)	“Commitment” and “In Use” data represent December 31, 2005 accreted values.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

          The revolving credit facilities were unutilized at December 31, 2006.

          In March 2006, the Company replaced its letter of credit facility utilized to support the capital requirements of its syndicates at Lloyd’s of London (“Lloyd’s”), with a new £500 million credit facility that closed on March 14, 2006. Commitments from the participating banks expire on November 30, 2007, which will enable the Company to use this facility to meet its letter of credit needs for the 2008 year of account at Lloyd’s.

          In May 2006, the Company closed a new $500 million syndicated credit facility which has a tenor of 364-days and is available for letters of credit only.

          On August 4, 2006, SCA closed a new $500 million syndicated letter of credit facility. The new facility has a tenor of 5-years and is only available for SCA and its subsidiaries. $250 million is available in the form of revolving credit and the remaining $250 million is available for letters of credit.

          On December 19, 2006, the Company replaced a $150 million letter of credit facility that matured in December 2006 with a new 364-day facility of the same amount.

          On December 16, 2006, the Company replaced a $100 million credit facility that matured in December 2006 with a new 364-day facility of the same amount.

          At December 31, 2005, $45 million was drawn under the syndicated revolving credit facility at an average interest rate in 2005 of 4.5%, and this amount was repaid in January 2006.

          In December 2005, the Company issued 29.8 million 7.0% Equity Security Units (the “7.0% Units”) in a public offering. The Company received approximately $722.7 million in net proceeds from the sale of the 7.0% Units after deducting underwriting discounts. Each 7.0% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on February 15, 2009 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due February 15, 2011 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract. The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 1.75% and 5.25% under the purchase contracts and senior notes, respectively. For all periods reported, the Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In February 2009, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the 7.0% Unit holders’ obligations under the purchase contract. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy, in full, the 7.0% Unit holders’ obligations to purchase its ordinary shares under the purchase contracts.

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

          The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

contracts is approximately 11.5 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 7.0% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $80.6 per share. Because the average market price of the Company’s ordinary shares during the period the 7.0% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and twelve month periods ended December 31, 2006.

          In November 2005, the Company repaid its 7.15% senior notes on maturity.

          In August 2005, the Company created a new unsecured bilateral credit facility of $100 million that was unutilized at December 31, 2005.

          In June 2005, the Company replaced its $1.0 billion 364-day credit and letter of credit facility with a $2.35 billion facility with a tenor of five years. Of the aggregate amount of $2.35 billion, $1.0 billion is available as revolving credit and up to $2.25 billion is available in the form of letters of credit, with the combined total not to exceed $2.35 billion. As at December 31, 2005, approximately $2.1 billion of the 5-year facility was in use in the form of letters of credit.

          In June 2004, the Company replaced its principal revolving credit and letter of credit facility that had amounted to $2.5 billion with two facilities – one $2.0 billion facility with a tenor of three years and a $1.0 billion facility with a tenor of 364 days. Of the aggregate amount of $3.0 billion, $600 million was available as revolving credit and up to $3.0 billion was available in the form of letters of credit, with the combined total not to exceed $3.0 billion. As at December 31, 2004 approximately $1.9 billion of the 3-year facility was in use in the form of letters of credit while the 364-day facility was unutilized at that date.

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

          The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 6.5% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $93.99 per share. Because the average market price of the Company’s ordinary shares during the period the 6.5% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the twelve month periods ended December 31, 2006 and 2005.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal during 2007 through 2011. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

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

          Under the Company’s 364-day facilities, three-year credit facility, and five-year credit facilities described above, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur. The Company currently has an “A+ (stable)” rating from A.M. Best.

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

          The 6.5% Guaranteed Senior Notes indenture contain a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under both the 6.5% Guaranteed Senior Notes indentures.

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

          In addition, the Company maintains off-balance sheet financing arrangements in the form of contingent capital and alternative collateral facilities. For details of these facilities see Note 16, “Off-Balance Sheet Arrangements.”

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

          The following table summarizes these instruments and the effect on net income in the years ended December 31, 2006, 2005 and 2004:

(U.S. dollars in thousands)	2006	2005	2004

Credit default swaps—financial operations	$3,906	$10,522	$48,371
Weather and energy derivatives	28,746	17,824	1,997
Other non-investment derivatives	7,539	29,930	6,890
Investment derivatives (1)	60,992	(29,418)	16,235

Net realized and unrealized gains on derivatives	$101,183	$28,858	$73,493

(1)      Includes derivatives entered into by our investment portfolio managers.

          (a) Credit Derivatives

          Credit derivatives are entered into in both financial operations and the Company’s investment portfolio and are recorded at fair value. Valuation of investment related credit derivatives is based on portfolio manager valuations. In determining the fair value of credit derivatives written within financial operations, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non-investment grade appropriate market indices are not readily available. Accordingly, the Company uses an alternative fair value methodology.

          Under this methodology, the fair value is determined using a cash flow model developed by the Company which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In general, the Company holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. For the years ended December 31, 2006, 2005 and 2004 the change in the fair value of credit derivatives issued in connection with the Company’s financial guaranty business was a gain of $3.9 million, $10.5 million and $48.3 million, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

          (a) Credit Derivatives (continued)

          The following tables summarize insurance activities related to credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

Year Ended December 31,

(U.S. dollars in thousands)	2006	2005	2004

Statement of Income:
Net earned premiums	$25,412	$27,712	$32,482
Net losses and loss expenses	$11,247	$2,295	$27,955
Net realized and unrealized gains (losses) on credit derivatives	$3,906	$10,522	$48,371

	As at December 31,	As at December 31,
(U.S. dollars in thousands)	2006	2005

Balance Sheet:
Unpaid losses and loss expenses recoverable	$1,066	$471
Other assets	$15,268	$15,768
Unpaid losses and loss expenses	$24,971	$27,562
Other liabilities	$16,849	$20,142

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

          The change in fair value recorded for the weather and energy derivatives was a gain of $28.7 million, $17.8 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

          (c) Foreign Exchange Exposure

          The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity securities investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less. In addition, certain of the Company’s investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist. The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net foreign currency denominated receivable on foreign exchange contracts was $211.5 million and a payable of $603.0 million as at December 31, 2006 and 2005, respectively, with a net unrealized gain of $15.5 million and $15.9 million as at December 31, 2006 and 2005, respectively.

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

          A portion of the Company’s fixed debt is hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate. At December 31, 2006, 2005, and 2004, contracts designated as fair value hedges were in a net unrealized gain position of $28.1 million, $23.5 million, and $13.4 million, respectively. As a result of the fair value hedges, deposit liabilities were decreased by $13.6 million at December 31, 2006 and increased by $27.6 million and $19.9 million, at December 31, 2005, and 2004, respectively. These interest rate swap hedges resulted in a net increase in net investment income (net of interest expense) of $5.0 million for the year ended December 31, 2006, and a net decrease of $2.2 million and $10.4 million, for the years ended December 31, 2005 and 2004, respectively. The ineffective portion of the hedges amounted to $5.5 million as part of net realized gains at December 31, 2006, while the ineffective portion of the hedges amounted to $5.0 million and $1.8 million as part of net realized losses at December 31, 2005, and 2004, respectively.

          Interest rate swaps are used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a different floating rate basis to better match the cash receipts earned from the supporting investment portfolio. At December 31, 2006, 2005, and 2004, contracts designated as cash flow hedges were in a net unrealized gain position of $11.4 million, nil, and nil, respectively. These interest rate swap hedges resulted in a reduction in interest expense of $6.1 million, nil, and nil for the years ended December 31, 2006, 2005, and 2004, respectively. The ineffective portion of the hedges amounted to $3.5 million as part of net realized losses at December 31, 2006, while the ineffective portion of the hedges was nil and nil at December 31, 2005 and 2004, respectively.

          In August 2004, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of fixed-rate debt. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 (see Note 14 above). The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 10-year term of the related debt.

          In 2002, the Company entered into a treasury rate lock agreement with the underwriters of the 6.50% Guaranteed Senior Notes due 2012 (2001: 6.58% Guaranteed Senior Notes due 2011). The Notes were priced using a margin over the yield of a U.S. Treasury note with a similar maturity. The treasury rate lock agreement was designed to eliminate underlying pricing risk of the Company’s debt that would have resulted from an increase in the yield of

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

          (d) Interest Rate Exposure (continued)

the comparable U.S. Treasury issue between the initiation of the transaction and the pricing of the transaction. The total cost of the hedge was $4.2 million. In 2001, a loss of $5.6 million was recorded in net realized and unrealized gains and losses related to the cancellation of the treasury lock agreement relating to the 6.58% notes due 2011 due to the September 11, 2001 event.

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

          (f) Other Derivatives

          The Company holds warrants in conjunction with certain of its other investments. These warrants are recorded at fair value based on quoted market prices, where available.

          In addition, the Company enters into derivatives as part of its contingent capital facilities including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

          The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instrument.

16. Off-Balance Sheet Arrangements

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”) with Stoneheath Re (“Stoneheath” or the “Issuer”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Off-Balance Sheet Arrangements (continued)

amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. For the year ended December 31, 2006, a charge of $6.4 million was recorded in relation to this option. The Stoneheath Preferred Securities and, if issued, the XL Capital Ltd Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR.

          In December 2004, XL Financial Assurance Ltd. (“XLFA”) entered into a put option agreement and an asset trust expense reimbursement agreement with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares of XLFA are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The put option is recorded at fair value with changes in fair value recognized in earnings.

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

          In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company could face additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2008, if certain events were to occur, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. At maturity, the Company will be obligated to make payments in an amount equal to the principal and accrued interest outstanding under the Credit Facilities. The issued securities and the Company’s repayment obligations are recorded as a net balance on the Company’s balance sheet because the Company has a contractual legal right of offset. In the event that in the future

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Off-Balance Sheet Arrangements (continued)

the Company were to not have the right to offset such assets (as, for example, would be the case if the assets in the Trust were withdrawn in order to satisfy the Company’s reinsurance obligations or if lender-issued securities could not be held in the Trust because they did not qualify as permitted assets under the trust agreement), then all or a portion of the assets in the Trust and the Company’s repayment obligations under the Credit Facilities would be required to be included as assets and liabilities on a gross basis, respectively, on the Company’s balance sheet.

17. Variable Interest Entities

          The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company provides various forms of credit enhancement including financial guaranty insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. In synthetic transactions the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in equity tranches (or similar instruments) of collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”) and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio. Certain collateral facilities and contingent capital facilities are also structured using variable interest entities, in which the Company has a variable interest. The Company was not the primary beneficiary of any of these entities. In addition, the Company does not believe that any of such interests would be characterized as significant to XL. The Company believes that the significance of the variability absorbed by XL as contemplated in paragraph 24 of FIN 46(R) must be considered in the context of XL Capital’s consolidated financial statements. The Company considers the significance of its share of the entity’s expected losses and expected residual returns in relation to the Company’s consolidated results of operations, whether the Company holds a first loss portion in the entity, and the rating of its exposure and probability of loss.

18. Exposures under Guaranties

          The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranties are conditional commitments that guarantee the performance of an obligor to a third party, typically the timely repayment of principal and interest. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (“insurance in force”) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit derivatives. The future value of installment premiums for such guarantees totaled approximately $1,030.2 million and $652.0 million at December 31, 2006 and 2005, respectively. The range of maturity of the insured obligations is one to thirty-five years. The Company does not record a carrying value for future installment premiums as they are recognized over the term of the contract.

          The Company manages its exposures to underwriting risk on these transactions through a structured process which includes but is not limited to detailed credit analysis, review of and adherence to underwriting guidelines and the use of reinsurance. The Company has also implemented surveillance policies and procedures to monitor its exposure throughout the life of the transactions. In addition, the structures of the transactions are such that the insured

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Exposures under Guaranties (continued)

obligation is backed by a stream of cash flows, pools of assets or some other form of collateral. This collateral would typically become the Company’s upon the payment of a claim by the Company.

          The following tables presents financial guaranty aggregate insured portfolios at December 31, 2006 where the net par outstanding was $121.1 billion, which includes credit default swap exposures of $25.2 billion. The net principal and interest insured, as of December 31, 2006 and 2005 was $187.6 billion and $130.8 billion, respectively. The liability for these credit derivatives had a carrying value of $25.6 million and $31.5 million at December 31, 2006 and 2005, respectively.

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Credit Quality:
AAA	$35,281	29.1%
AA	18,491	15.3%
A	35,594	29.4%
BBB	31,185	25.8%
BB and below	545	0.4%

Total	$121,096	100.0%

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Geographic:
United States	$100,767	83.2%
Other (1)	8,891	7.3%
United Kingdom	8,785	7.3%
Brazil	376	0.3%
International (2)	1,671	1.4%
Mexico	606	0.5%

Total	$121,096	100.0%

(1)	Other includes Canada, France, Germany, South Korea, Chile, Australia, Japan, Portugal, El Salvador, Jamaica, Panama, Costa Rica, New Zealand, Spain, Italy, Norway, Mexico, and Turkey.

(2)	International includes multi-country transactions where there is no majority exposure to any single country.

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Sector Allocation:
Collateralized Debt Obligations	$25,216	20.8%
Public Finance	57,873	47.8%
Consumer Assets	10,762	8.9%
Other Single Risk	19,410	16.0%
Commercial Assets	7,206	6.0%
Other Structured Finance	629	0.5%

Total	$121,096	100.0%

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies

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

          The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”), investments and cash and cash equivalent balances. The Company’s reinsurance assets at December 31, 2006 and 2005 amounted to $6.1 billion and $7.5 billion respectively and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

          In addition, the Company underwrites a significant amount of its general insurance and reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2006, 2005 and 2004, approximately 18%, 21% and 22%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by Marsh & McLennan Companies. During 2006, 2005 and 2004, approximately 16%, 17% and 17%, respectively, of the Company’s consolidated gross written premiums from general operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from general operations in any of the three years ended December 31, 2006, 2005, or 2004.

          The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2006, 2005, or 2004.

         (b) Other Investments

          The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. As of December 31, 2006, the Company has commitments which include potential additional add-on clauses, to invest a further $4.2 million over the next five years.

         (c) Investments in Affiliates

          The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $173.6 million over the next five years.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (continued)

         (d) Properties

          The Company rents space for certain of its offices under leases that expire up to 2022. Total rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $35.8 million, $34.9 million and $31.2 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31,

(U.S. dollars in thousands)
2007	$32,528
2008	28,009
2009	25,081
2010	18,630
2011	17,238
2012-2022	85,355

Total minimum future rentals	$206,841

          During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $166.3 million and $152.9 million, and deferred a gain of $50.4 million and $46.5 million related to this lease at December 31, 2006 and 2005, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $344.7 million and annually for the next five years are as follows:

Year Ended December 31,

(U.S. dollars in thousands)
2007	$12,341
2008	12,650
2009	12,966
2010	13,290
2011	13,622

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (continued)

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

         (f) Letters of Credit

          At December 31, 2006 and 2005, $3.8 billion and $3.5 billion of letters of credit, respectively, were outstanding, 4.5% and 5.3% of which were collateralized by the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

20. Minority interest in equity of consolidated subsidiaries

          Minority interest in equity of consolidated subsidiaries includes third party interests in the common shares in SCA and XL International (Bermuda) Ltd., and preferred stock issued by XLFA. The balance is summarized as follows:

	December 31, 2006	December 31, 2005

Minority interest in common shares of SCA.	$505,612	$—
Minority interest in common shares of XL International (Bermuda) Ltd.	2,493	2,426
Minority interest in preferred shares of XLFA (1)	54,016	51,963

Total	$562,121	$54,389

(1)

In April 2006, the Company completed a restructuring of the terms of the redeemable preferred shares as defined in its Bye-laws. The restructuring effectively eliminated the participating dividend, which was based on a financial guaranty industry average dividend rate, and increased the fixed dividend rate from 5% to 8.25%. Amounts disclosed include all dividends payable to minority interest holders.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital

         (a) Authorized and Issued

          The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each, 23,000,000 Series A preference ordinary shares of par value $0.01 each, 27,000,000 Series B preference ordinary shares of par value $0.01 each, 20,000,000 Series C preference ordinary shares of par value $0.01 each and 350,000 Series D preference shares of par value $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. All ordinary shares in issue at December 31, 2006 are Class A ordinary shares.

          The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31

(in thousands)	2006	2005	2004

Balance – beginning of year	179,529	138,932	137,343
Exercise of options	684	738	819
Issue of restricted shares	860	896	661
Issue of shares – Employee stock purchase plan	(3)	114	168
Repurchase of shares	(86)	(74)	(59)
Issue of shares	—	38,923	—

Balance – end of year	180,984	179,529	138,932

          In December 2005, the Company issued 38.9 million ordinary shares at a price of $65.00 per share to support capital requirements subsequent to the insured hurricane losses during the 2005 Atlantic hurricane season and the conclusion of the loss related to the independent actuarial process with Winterthur Swiss Insurance Company. The net proceeds from this issuance was $2.4 billion.

          The Company issued 9.2 million shares during November 2001 at a price of $89.00 per share to support capital requirements subsequent to the September 11 event. Net proceeds received were $787.7 million.

          In August 2002, the Company issued 9.2 million 8.00% Series A Preference Ordinary Shares at $25.00 per share. Gross proceeds were $230.0 million and related expenses were $7.2 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after August 14, 2007, at a redemption price of $25.00 per share. The Company may, under certain circumstances, redeem the Preference Shares before August 14, 2007 at specified redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Preference Shares are entitled to a class vote ($26.00 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Preference Shares ($25.00 per share redemption price). The proceeds were used for general corporate purposes.

          In November 2002, the Company issued 11.5 million 7.625% Series B Preference Ordinary Shares at $25.00 per share. Gross proceeds were $287.5 million and related expenses were $9.1 million. Upon dissolution of the Company, the holders of the Preference Shares would be entitled to receive a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. Dividends on the Preference Shares are cumulative from the date of original issuance and are payable when declared. The Company may redeem the Preference Shares on or after November 18, 2007, at a redemption price of $25.00 per share. The Company may, under certain circumstances, redeem the Preference Shares before November, 2007 at specified redemption prices, plus accrued and unpaid dividends. These

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (a) Authorized and Issued (continued)

circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Preference Shares are entitled to a class vote ($26.00 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Preference Shares ($25.00 per share redemption price). The proceeds were used for general corporate purposes.

         (b) Share Repurchases

          The Company has had several stock repurchase plans as part of its capital management program. On January 9, 2000, the Board of Directors authorized the repurchase of shares up to $500.0 million. During 2001, the Company repurchased 1.5 million ordinary shares at a total cost of $116.9 million, or an average cost of $76.40 per ordinary share. During 2000, the Company repurchased 5.1 million ordinary shares at a total cost of $247.7 million, or an average cost of $48.82 per ordinary share. During 2006, 2005 and 2004 no share repurchases took place under the January 9, 2000 authorization. The Company has repurchased shares from employees and directors in relation to share swaps on option exercises and withholding tax on restricted stock.

          On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. The new program includes the unused amounts allocated to the share repurchase program authorized in January 2000.

         (c) Stock Plans

          The Company’s 1991 Performance Incentive Program, as amended and restated effective March 7, 2003, provides for grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by the Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from date of grant.

          The Company’s 1999 Performance Incentive Program for Employees (the “1999 Program”) provides for grants of non-statutory stock options, restricted stock, performance shares and performance units to employees of the Company and its subsidiaries who are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The 1999 Program is administered by the Board of Directors of the Company or the Compensation Committee, as determined from time to time by the Board of Directors. See Note 21(d), “Share Capital – Options”, for additional disclosures of stock option awards.

          Restricted stock awards issued under the 1991 and 1999 Performance Incentive Programs vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting, nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. See Note 21(e), “Share Capital – Restricted Stock”, for additional disclosures of restricted stock awards.

          Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. Since January 1, 2004, all options have been granted under the Directors Stock &

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (c) Stock Plans (continued)

Option Plan. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments are credited in the form of ordinary share units calculated by dividing 110% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 4,975, 3,814, and 3,819 in 2006, 2005 and 2004, respectively.

          A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by the market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 8,410, 10,027, and 8,351 were issued in 2006, 2005 and 2004, respectively. Total units are granted as shares upon retirement from the Board.

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

          The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002; however, the Company discontinued the ESPP effective January 1, 2006. The ESPP was administered by a committee which consisted of members of the Compensation Committee of the Company’s Board of Directors. The ESPP had two offering periods a year. The first period commenced on July 1, 2002. All employees of the Company and its designated participating subsidiaries, were eligible to participate in the ESPP provided they have been employed at least one month prior to the start of the offering period and they did not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees could invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value (measured on the first day of the offering period) of U.S. $25,000. The total number of shares purchased in any offering period could not exceed 1,000 shares. Employees who enrolled in the ESPP could purchase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six month offering period. Once purchased, employees could sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP were eligible to receive dividends on the Company’s shares. A total of 1,255,000 ordinary shares were authorized to be issued under the ESPP. The number of shares issued during the years ended December 31, 2005 and 2004 were 114,177 and 167,890, respectively.

          Effective August 4, 2006, the Board of Directors of Security Capital Assurance Ltd (“SCA”) a consolidated subsidiary of the Company as discussed in Note 4, adopted the 2006 Long-Term Incentive and Share Award Plan, which is referred to as the “SCA Plan”. The SCA Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (“Awards”). An aggregate of 3,848,182 common shares have been reserved for issuance under the SCA Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. Shares issued pursuant to the SCA Plan will be either authorized but unissued shares or treasury shares.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (c) Stock Plans (continued)

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

          In connection with the SCA IPO, XL Capital and SCA offered eligible employees of SCA the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital, which were awarded to such employees under the Company’s plans prior to the IPO, for a long term incentive plan award (the “SCA LTIP Award”) from SCA to be granted under SCA’s Plan (the “Exchange Offer”). An “SCA LTIP Award” is the right to receive a cash payment, or “base amount,” from SCA of no less than 75% of the “target amount” indicated in each offeree’s award letter. Such target amount will be adjusted higher or lower (but in no event lower than the base amount) based on the performance of SCA pursuant to the terms and conditions specified in the Award. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          Elections under the Exchange Offer became effective on December 12, 2006. Based on the final count of the depositary for the offer, 443,532 eligible options and 97,144 shares of eligible restricted stock of the Company were exchanged under the Exchange Offer and SCA issued SCA LTIP Awards with an aggregate target amount of $4.6 million and $6.8 million, respectively. These options and restricted stock exchanged under the Exchange Offer are included in the cancelled and forfeited line items in the continuity schedules disclosed below for stock options and unvested restricted stock, respectively. Approximately $2.5 million of eligible outstanding unvested restricted Class A Ordinary Shares of XL Capital and $1.6 million of options to purchase Class A Ordinary Shares of XL Capital were not exchanged under the Exchange Offer and remain outstanding under the Company’s plans.

          Apart from the Exchange Offer, awards of restricted stock and stock options under XL Capital plans to certain senior executives and officers of SCA were involuntarily converted to SCA options and restricted stock awards at the IPO date. The aggregate values of such awards at the IPO date were $2.6 million and $2.2 million for stock options and restricted stock, respectively.

         (d) Options

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Dividend yield	2.10%	2.60%	2.54%
Risk free interest rate	4.70%	4.00%	3.00%
Expected volatility	25.0%	25.0%	27.0%
Expected lives	5.5 years	5.5 years	6.0 years

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (d) Options (continued)

          The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

          During the years ended December 31, 2006, 2005 and 2004, the Company granted 187,804, 1,877,500 and 1,871,746 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $16.95, $17.17 and $19.04, respectively. During the years ended December 31, 2006, 2005, and 2004, the Company recognized $23.4 million, $17.6 million and $12.7 million, respectively, of compensation expense, net of tax, related to its stock option plan. As a result of the tender offer to employees of SCA, $0.6 million of this expense was transferred out of shareholders equity and established as a liability, as settlement of the SCA plan is not share based. Total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $14.7 million, $17.4 million and $22.0 million, respectively.

          The following is a summary of stock options as of December 31, 2006, and related activity for the year then ended for the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding – beginning of year	12,745,290	$75.35	6.0 years
Granted	187,804	67.59
Exercised	(670,514)	47.28
Cancelled	(1,333,954)	79.31

Outstanding – end of year	10,928,626	$76.45	5.1 years	$32,325

Options exercisable	8,589,337	$76.73	4.5 years	$30,801

Options available for grant*	13,968,904

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between XL’s closing stock price on the last trading day of the 2006 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $25.1 million as of the end of December 31, 2006, related to approximately 10.9 million options, which is expected to be recognized over a weighted-average period of 1.4 years. The Company received cash of $32.0 million from exercises of stock options and recorded associated tax benefits of $1.0 million on stock options exercised during the year ended December 31, 2006.

          During 2006, the Company incurred no additional stock based compensation due to the adoption of FAS 123(r) related to the vesting in 2006 of options granted prior to January 1, 2003, as all options granted prior to that date had been fully vested by December 31, 2006.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (d) Options (continued)

          The exercise price of the Company’s options granted is the market price of the Company’s Class A ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 and the market price was $77.10.

          At the effective date of the IPO of SCA, SCA awarded 647,963 stock options (the “IPO Awards”) to directors and employees at an exercise price of $20.50. Of the total stock options awarded, 200,000 were granted to directors, of which 50,000 relate to directors, who as officers of the Company, pledged such options to the Company. There were no other stock option awards made through December 31, 2006. The Awards vest as set forth in the applicable Award agreements and the requisite service period is equivalent to the vesting period. The IPO Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The IPO Awards awarded had a weighted average grant-date fair value of $6.06, a weighted average remaining contractual term of 7.65 years, and an aggregate intrinsic value of $4.7 million. The fair value of these awards was determined under the Black Scholes Model using assumptions consisting of a dividend yield of 0.0%, a risk free interest rate of 5.0%, expected volatility of 25.0%, and an expected life of 4.4 years. None of these options were exercisable at December 31, 2006. During the year ended December 31, 2006, SCA recognized approximately $0.6 million of compensation expense, net of tax, related to its stock option awards. There were no stock options exercised or cancelled during the year ended December 31, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $3.1 million as of the end of December 31, 2006, related to 647,963 options, which is expected to be recognized over a weighted-average period of 2.1 years.

         (e) Restricted Stock

          Restricted stock awards issued under the 1991 Performance Incentive Program and under the SCA Plan vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          During 2006, 2005, and 2004, the Company granted 798,862, 895,484 and 660,535 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $66.54, $75.38 and $77.00, respectively. During the years ended December 31, 2006, 2005, and 2004, $56.2 million, $33.0 million and $28.4 million, respectively, was charged to compensation expense related to restricted stock awards. As a result of the tender offer to employees of SCA, $1.9 million of this expense was transferred out of shareholders equity and established as a liability, as settlement of the SCA plan is not share based. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $93.8 million as of the end of December 31, 2006, related to approximately 1.8 million restricted stock awards, which is expected to be recognized over 2.4 years.

          Non-vested restricted stock awards as of December 31, 2006 and for the year then ended for the Company were as follows:

	Number of shares (thousands)	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2005	1,529	$75.47
Granted	799	$66.54
Vested	(408)	$74.98
Forfeited	(126)	$74.17

Unvested at December 31, 2006	1,794	$71.70

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Capital (continued)

         (e) Restricted Stock (continued)

          At the effective date of the SCA IPO, SCA awarded 500,428 shares of restricted stock with a weighted average grant date fair value of $20.50. All awards were made to directors and employees. There were no other restricted stock awards made through December 31, 2006. The awards vest as set forth in the applicable award agreements. During the year ended December 31, 2006, SCA recognized approximately $1.2 million of compensation expense related to its restricted stock awards. There were 2,500 shares of restricted stock forfeited and no shares vested during the year ended Dectember 31, 2006. Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $9.0 million as of December 31, 2006, related to 497,928 options, which is expected to be recognized over a weighted-average period of 4.0 years.

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

22. Retirement Plans

          The Company maintains both defined contribution and defined benefit retirement plans, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

          The Company has a qualified defined contribution plan which is managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $50.0 million, $40.9 million and $38.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Retirement Plans (continued)

         U.S. Plan

          A qualified non-contributory defined benefit pension plan exists to cover a number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes. The projected benefit obligation, accumulated benefit obligation and fair value of the assets for this plan were $28.6 million, $28.6 million and $15.9 million, respectively, as of December 31, 2006, and $29.4 million, $29.4 million and $14.2 million, respectively, as of December 31, 2005.

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

          U.K. Plan

          A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. Memership comprises six active participants, thirty pensioner participants (receiving payments), and seventy-five terminated and vested participants. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial fundings valuations, the next of which will be conducted in 2007. Current contribution rates are 14.9% and 3% of pensionable salary for employer and employee respectively. The projected benefit obligation, accumulated benefit obligation and fair value of assets for this plan were $10.8 million, $10.8 million and $9.2 million, respectively, as at December 31, 2006.

          Germany Plan

          A contributory defined benefit pension plan exists in Germany, but has been closed to new entrants since December 1996. Membership comprises fifty-one active participants, nine pensioner participants (receiving payments) and fourteen terminated and vested participants. Benefits are based on length of service and compensation defined in the trust deed. Specifically, after ten years of service, participants are entitled to 10% of the final pensionable earnings per year plus a 3% increase for each additional year of service. The maximum benefit after 30 years of service is 18% of pensionable earnings plus 60% above income threshold. Final earnings definition determined by average annual gross income of the last three years of service. The projected benefit obligation, accumulated benefit obligation and fair value of assets for this plan were $12.3 million, $10.3 million and nil, respectively, as at December 31, 2006.

          For all defined benefit plans the total amount of $9.8 million in pension liability has not yet been recognized as periodic benefit cost and is included in accumulated other comprehensive income as of December 31, 2006.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Accumulated Other Comprehensive Income (Loss)

          The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount

Year Ended December 31, 2006:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(233,883)	$(16,731)	$(217,152)
Less reclassification for (losses) realized in income	(116,458)	(3,140)	(113,318)

Net unrealized (losses) on investments	(117,425)	(13,591)	(103,834)
Change in value of cash flow hedge	630	—	630
Impact of net unrealized gain or loss on future policy benefit reserves	94,904	—	94,904
Realized loss on sale of SCA	14,224	—	14,224
SCA minority interest	(6,563)	—	(6,563)
Additional pension liability	(9,809)	—	(9,809)
Foreign currency translation adjustments	110,532	(43,078)	153,610

Change in accumulated other comprehensive income	$86,493	$(56,669)	$143,162

Year Ended December 31, 2005:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(96,343)	$(13,672)	$(82,671)
Less reclassification for gains realized in income	241,822	9,774	232,048

Net unrealized (losses) on investments	(338,165)	(23,446)	(314,719)
Change in value of cash flow hedge	630	—	630
Impact of net unrealized gain or loss on future policy benefit reserves	(46,743)	—	(46,743)
Foreign currency translation adjustments	198,270	29,468	168,802

Change in accumulated other comprehensive income	$(186,008)	$6,022	$(192,030)

Year Ended December 31, 2004:
Unrealized gains on investments:
Unrealized gains arising during year	$473,368	$40,921	$432,447
Less reclassification for gains realized in income	246,547	13,012	233,535

Net unrealized gains on investments	226,821	27,909	198,912
Change in value of cash flow hedge	(6,118)	—	(6,118)
Impact of net unrealized gain or loss on future policy benefit reserves	(49,250)	—	(49,250)
Foreign currency translation adjustments	(203,808)	(30,342)	(173,466)

Change in accumulated other comprehensive income	$(32,355)	$(2,433)	$(29,922)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Dividends

          In 2006, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 12, September 11 and December 11.

          In 2006 and 2005, the Company paid dividends of $40.3 million, respectively, to Series A and Series B preference shareholders.

          In 2005, four quarterly dividends were paid at $0.50 per share to all ordinary shareholders of record as of March 10, June 9, September 8 and December 8.

          In 2004, four regular quarterly dividends were paid at $0.49 per share to ordinary shareholders of record as of March 8, June 7, September 6 and December 6.

25. Taxation

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

          Deferred income taxes have not been accrued with respect to undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. Currently however, no withholding taxes are accrued with respect to the earnings, as it is the intention that such earnings will remain reinvested indefinitely.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Taxation (continued)

          The income tax provisions for the years ended December 31, 2006, 2005 and 2004 are as follows:

Year Ended December 31

(U.S. dollars in thousands)	2006	2005	2004

Current Expense:
U.S.	$93,336	$30,535	$16,605
Non U.S.	70,732	69,072	34,678

Total current expense	$164,068	$99,607	$51,283

Deferred Expense (Benefit):
U.S.	$(1,949)	$24,784	$41,673
Non U.S.	57,526	(75,107)	(1,613)

Total deferred expense (benefit)	$55,577	$(50,323)	$40,060

Total Tax Expense	$219,645	$49,284	$91,343

          The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2006 and 2005 is provided below:

(U.S. dollars in thousands)	2006	2005

Expected tax provision at weighted average rate	$224,588	$50,809
Permanent differences:
Non taxable investment income	673	(311)
Non taxable income	(72,300)	(9,718)
Prior year adjustments	7,336	(19,342)
State, local and other taxes	15,759	19,090
Valuation allowance	97	66,184
Transfer pricing adjustments	5,567	(55,742)
Stock options	2,526	(1,907)
Non deductible expenses	39,458	5,361
Contingency reserve	(5,500)	3,597
Depreciation	—	(8,100)
Other	1,441	(637)

Total tax expense	$219,645	$49,284

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Taxation (continued)

          Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

(U.S. dollars in thousands)	2006	2005

Deferred Tax Asset:
Net unpaid loss reserve discount	$53,039	$85,688
Net unearned premiums	67,132	38,091
Compensation liabilities	14,793	3,110
Net operating losses	274,710	238,071
Alternative minimum tax credits	—	24,374
Investment adjustments	17,465	32,194
Deferred commission	94,383	45,317
Pension	5,702	3,898
Bad Debt Reserve	4,089	3,073
Guaranty fund recoupment	6,165	3,643
Currency translation adjustments	59,367	23,228
Net unrealized depreciation on investments	19,946	20,616
Stock options	9,399	5,806
Depreciation	14,128	7,562
Capital losses	14,807	7,728
Other	9,746	15,540

Deferred tax asset, gross of valuation allowance	664,871	557,939
Valuation allowance	218,629	154,465

Deferred tax asset, net of valuation allowance	446,242	403,474

Deferred Tax Liability:
Net unrealized appreciation on investments	6,925	9,395
Deferred acquisition costs	6,419	7,612
Currency translation adjustments	795	3,394
Deferred gain on investments	1,613	1,546
Investment adjustments	272	—
Regulatory reserves	77,682	63,128
Other	6,414	—

Deferred tax liability	100,120	85,075

Net Deferred Tax Asset	$346,122	$318,399

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Taxation (continued)

          The valuation allowance at December 31, 2006 and December 31, 2005 of $218.6 million and $154.5 million, respectively, relates to net operating loss carry forwards in Switzerland and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2006, the Company has net unrealized capital losses and realized capital loss carry forwards of approximately $8.4 million and $11.3 million respectively in the U.S., against which a valuation allowance of $19.7 million has been established. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

          As of December 31, 2006, net operating loss carry forwards in the U.K. were approximately $531.0 million (inclusive of cumulative currency translation adjustments) and have no expiration. As of December 31, 2006, net operating loss carry forwards in Switzerland were approximately $908.2 million and will expire in future years through 2013.

          Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.K. group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.K. group, management has determined that the projected U.K. group taxable income (using U.K. rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $531.0 million. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset, in the amount of $159.3 million.

          Shareholders’ equity at December 31, 2006 and 2005 reflected tax benefits of $1.0 million and $1.8 million, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

26. Statutory Financial Data

          The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus, based on draft unaudited filings for the principal operating subsidiaries of the Company for the years ended December 31, 2006 and 2005 was as follows:

	Bermuda		U.S. (1)		U.K., Europe and Other

(U.S. dollars in thousands)	2006	2005	2006	2005	2006	2005

Required statutory capital and surplus	$2,880,029	$2,959,431	$722,833	$634,747	$1,910,273	$406,781
Actual statutory capital and surplus(2)	$12,821,902	$10,833,448	$2,441,550	$1,943,034	$2,669,573	$955,707

(1)	Required statutory capital and surplus represents 100% RBC level for principle U.S. operating subsidiaries.
(2)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported seperately herein.

          The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Statutory Financial Data (continued)

          Certain statutory restrictions on the payment of dividends from retained earnings by the Company's subsidiaries are further detailed below.

          U.S. Property and Casualty Operations

          Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2006, and 2005, XLRA had statutory earned surplus of $273.9 million and a statutory earned deficit of $3.6 million, respectively. As a result, XLRA could not declare or distribute any dividends to shareholders in 2006 without obtaining prior approval of the New York Insurance Department. At December 31, 2006, XLRA’s statutory policyholders’ surplus was $2.1 billion, and accordingIy, the maximum amount of dividends XLRA can declare and pay in 2007, without prior regulatory approval, is $213.4 million. At December 31, 2006, one of the seven property and casualty subsidiaries directly or indirectly owned by XLRA had a statutory earned deficit of $14.4 million and three of the seven subsidiaries had statutory deficits ranging from $13.2 million to $46.9 million at December 31,2005.

          U.S. Life Insurance Operations

          Dividends are non-cumulative and paid as declared by the Board of Directors of the XL Life Insurance and Annuity (XLLIA). Pursuant to regulatory requirements, the payment of dividends without prior approval from the Illinois Department of Insurance for life insurance companies is limited to the greater of 10 percent of XLLIA’s policyholder surplus as of the preceding December 31, or the net gain from operations for the preceding 12-month period ending December 31. The payment of dividends cannot be made except from the XLLIA’s surplus profits arising from its business. As at December 31, 2006, XLLIA’s surplus profits were negative. Under these restrictions, XLLIA cannot declare or distribute any dividends in 2007. Under these circumstances, XLLIA would need to request permission for an extraordinary dividend from the Illinois Department of Insurance.

          Bermuda Operations

          Unless permitted by the Registrar of Companies, the Company's significant Bermuda based subsidiaries may not pay dividends which would exceed 25% of their total statutory capital and surplus.

          International Operations

          The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements.

27. Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31

(U.S. dollars in thousands, except per share amounts)	2006	2005	2004

Basic Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292
Weighted average ordinary shares outstanding	178,793	141,406	137,903
Basic earnings (loss) per ordinary share	$9.63	$(9.14)	$8.17

Diluted Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292

Weighted average ordinary shares outstanding – basic	178,793	141,406	137,903
Average stock options outstanding (1)	657	—	679

Weighted average ordinary shares outstanding – diluted	179,450	141,406	138,582

Diluted earnings (loss) per ordinary share	$9.60	$(9.14)	$8.13

(1)	Net of shares repurchased under the treasury stock method.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Related Party Transactions

          At December 31, 2006, 2005 and 2004, the Company owned minority stakes in nine, eight and eight independent investment management companies (“Investment Management Affiliates”), respectively. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Management Affiliates.

          During the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain insurance affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

29. XL Capital Finance (Europe) plc

          XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $5.5 billion as of December 31, 2006.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. Unaudited Quarterly Financial Data

          The following is a summary of the unaudited quarterly financial data for 2006 and 2005:

(U.S. dollars in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Net premiums earned – general operations (1)	$1,666,424	$1,701,006	$1,699,197	$1,625,281
Net premiums earned – life operations	90,665	179,894	97,818	191,018
Net premiums earned – financial operations	61,460	103,690	58,049	95,016
Underwriting profit – general operations (1)	149,638	150,693	205,226	192,984
Net income available to ordinary shareholders	458,503	377,089	415,789	471,064
Net income per ordinary share and ordinary share equivalent – basic	$2.57	$2.11	$2.33	$2.63
Net income per ordinary share and ordinary share equivalent – diluted	$2.56	$2.10	$2.32	$2.62
2005
Net premiums earned – general operations (1)	$1,766,269	$1,727,561	$1,655,329	$1,724,479
Net premiums earned – life operations	81,471	1,933,215	87,964	135,071
Net premiums earned – financial operations	51,695	51,992	56,761	93,688
Underwriting profit (loss) – general operations (1)	175,440	45,368	(1,363,809)	(1,125,082)
Net income (loss) available to ordinary shareholders	442,945	135,895	(1,049,201)	(821,937)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$3.21	$0.98	$(7.53)	$(5.51)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$3.18	$0.97	$(7.53)	$(5.51)

(1)	Certain reclassifications have been made relating to the Company’s change in presentation of financial operations. There was no effect on net income from this change in presentation.

(2)

Average stock options outstanding have been excluded where anti-dilutive to earnings per share. Consequently, where there is a net loss, basic weighted average ordinary shares outstanding are used to calculate net loss per share.

          In the third quarter of 2005, the Company recorded net loss and loss expenses of $1.5 billion in relation to Hurricanes Katrina and Rita and other natural catastrophes. In the fourth quarter of 2005 that loss estimate was increased by $165.1 million. In addition a loss of $808.9 million was recorded in the fourth quarter of 2005 in relation to the Winterthur Decision.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2006.

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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the Framework criteria.

          PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, have issued an audit report on the Company’s assessment of its internal control over financial reporting. This report appears on page 224.

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

          In November 2006, the Company discovered certain errors in its Consolidated Statements of Cash Flows. These errors resulted from a misapplication of the accounting standards relating to Consolidated Statements of Cash Flows. The Company brought the errors to the attention of its independent auditor and determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, 2006, June 30, 2006, and the years ending December 31, 2005, 2004 and 2003, respectively. Management and the Company’s independent auditors concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness. The Company has remediated the significant deficiency in the processes surrounding the preparation of the Consolidated Statements of Cash Flows.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Certain of the information required by this item relating to the executive officers of the Company is listed below. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Executive Officers of the Company

          The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at December 31, 2006:

Name	Age	Position

Brian M. O’Hara	58	President, Chief Executive Officer and Director
Henry C.V. Keeling	51	Executive Vice President, Chief Operating Officer
Fiona E. Luck	49	Executive Vice President, Chief of Staff
Jerry M. de St. Paer	65	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Michael C. Lobdell	49	Executive Vice President, Chief Executive – Global Business Services
Sarah E. Street	44	Executive Vice President and Chief Investment Officer
Charles F. Barr	57	Executive Vice President, General Counsel
Clive R. Tobin	57	Executive Vice President, Chief Executive of Insurance Operations
James H. Veghte	50	Executive Vice President, Chief Executive of Reinsurance Operations
Kirstin M. Romann Gould	40	Executive Vice President, General Counsel of Corporate Affairs and Secretary

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

          Henry C.V. Keeling was appointed Executive Vice President, Chief Operating Officer in June 2006 having previously served as, Chief Executive of Reinsurance Operations from July 2000 until November 2004 when he was appointed Chief Executive of Reinsurance Operations and Global Head of Business Services, and January 2006 when he became Global Head of Business Services and Chief Executive, Reinsurance Life Operations. Mr. Keeling was Chief Executive Officer of XL Re Ltd since August 1998. Mr. Keeling was President and Chief Operating and Underwriting Officer of Mid Ocean Re (now known as XL Re Ltd) from 1992 to 1998. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for Syndicate 51 at Lloyd’s from 1984 through 1992.

          Fiona E. Luck was appointed Executive Vice President, Chief of Staff in June 2006 having previously served as Executive Vice President and Global Head of Corporate Services since November 2004 and Assistant Secretary since January 2002. From 1999 to 2004, Ms. Luck was Executive Vice President of Group Operations of the Company. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

          Jerry M. de St. Paer has been Executive Vice President and Chief Financial Officer of the Company since February 2001. Mr. de St. Paer was appointed Treasurer and Assistant Secretary of the Company in January 2002. Mr. de St. Paer was previously Managing Director of Hudson International Advisors in New York. Prior to forming

Hudson International in 1998, he served as Managing Director, Insurance at J.P. Morgan & Company, Inc. Mr. de St. Paer was previously employed at The Equitable (now AXA Financial Advisors), from 1986 until 1997, serving most recently as Senior Executive Vice President and Chief Financial Officer of The Equitable and as Executive Vice President of Strategic Studies and Development of the AXA Group. In late 2006, Mr. de St. Paer announced his decision to retire from the Company during 2007. Mr. de St. Paer will retire on March 5, 2007. The Company is in the process of an external search for a successor for Mr. de St. Paer. Ms. Luck will assume the role of interim CFO while the search is underway.

          Michael C. Lobdell was appointed Executive Vice President, Chief Executive – Global Business Services in July 2006. Prior to Joining XL, Mr. Lobdell held numerous leadership positions including Senior Partner of the global financial services firm’s Mergers & Acquisitions Group, Managing Director and Chief Operating Officer of Global Investment Banking, Chairman of JPMorgan North American Investment Banking Management Committee, Head of Risk Technology Operations for Europe, and most recently, Managing Director and Head of Chase Middle Market Treasury Service Integration Project.

          Sarah E. Street was appointed to the position of Executive Vice President and Chief Investment Officer in October 2006. Ms. Street is also the Chief Executive Officer of XL Capital Investment Partners. Prior to joining XL, Ms. Street held numerous leadership positions at JP Morgan Chase and its predecessor organizations, working in a number of corporate finance units as well as in the capital markets business of the bank.

          Charles F. Barr has been Executive Vice President and General Counsel of the Company since November 2004, having previously served as General Counsel of XL America, Inc. from 2002. Before joining the Company, Mr. Barr was General Counsel of Benfield Blanch from 2000 to 2002. Mr. Barr was previously Senior Vice President, Secretary and General Counsel of General Re Corporation from 1994 to 2000 and Assistant General Counsel from 1989 to 1994. Prior to that he was Senior Vice President and General Counsel of General Accident Insurance Company of America from 1987 to 1989.

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

          James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January, 2006. Mr Veghte was Chief Executive Officer of XL Reinsurance America Inc. (XLRA) having previously served as Chief Operating Officer of XL’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Previously held roles with the XL Capital group of companies include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe Ltd.), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corp of America.

          Kirstin M. Romann Gould was appointed to the position of Executive Vice President, General Counsel of Corporate Affairs in July, 2006. Ms. Gould has served as Associate General Counsel and was named Chief Corporate Legal Officer and Secretary of the Company in 2004. Prior to joining XL, Ms Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

ITEM 11.	EXECUTIVE COMPENSATION

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

          The following table summarizes the Company’s equity compensation plan information as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,673,155	$77.09	13,906,237	(1)

Equity compensation plans not approved by security holders (2)	255,471	$50.00	62,667

Total	10,928,626	$76.45	13,968,904

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          Financial Statements, Financial Statement Schedules and Exhibits.

Page

Report of Independent Registered Public Accounting Firm	224

1.	Financial Statements

          Included in Part II – See Item 8 of this report.

2.	Financial Statement Schedules

          Included in Part IV of this report:

3.	Exhibits

Exhibit	Description

3.1	Memorandum of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

3.2	Articles of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

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

4.6

Amendment No. 1, dated as of May 31, 2006, to the Note Purchase Agreement, dated as of April 12, 2001, relating to X.L. America, Inc.’s 6.58% guaranteed senior notes due April 12, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006.

4.7

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

4.9

Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated November 6, 2002, incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K filed on November 14, 2002.

4.10

Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

4.11

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

4.14	Form of Normal Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.15	Form of Stripped Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

4.16	Form of 2.53% Senior Note due 2009 (included in Exhibit 4.10 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2004.
4.17

Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.18

First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004.

4.19	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004.

4.20

Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004.

4.21	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.19 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004.
4.22

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

4.25	Form of Normal Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.26	Form of Stripped Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.27	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

10.1

1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.

Exhibit	Description

10.2

1991 Performance Incentive Program (as amended and restated effective April 29, 2005), incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2005.

10.3	Retirement Plan for Non-employee Directors, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

10.4	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003.

10.5	Stock Plan for Non-employee Directors, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

10.6	Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on form 10-K for the year ended November 30, 1998.

10.7

Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

10.8

Mid Ocean Limited Stock & Deferred Compensation Plan for Non-employee Directors, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998.

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

10.16	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.17	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2005.

10.18

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.19

First Amendment to the Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2005.

Exhibit		Description

10.20

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Henry C.V. Keeling, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.21

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Fiona E. Luck, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.22

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Clive Tobin, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.23

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

10.24

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and James H. Veghte, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

10.25

Consulting Agreement, dated as of September 15, 2006, between XL Capital Ltd and Christopher V. Greetham, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

10.26

Employment Agreement, dated as of September 1, 2006, between XL Capital Ltd and Michael C. Lobdell, incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

10.27	*	Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004.

10.28	*	First Amendment, dated as of July 21, 2004, to the Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004.

10.29		Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.30		Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.31		Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.32		Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.33		Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.34

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.35		Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.36		Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.37		Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit	Description

10.36	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.37	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.38

Insurance Letters of Credit – Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.39

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

10.42

Limited Recourse Receivables Financing Facility Agreement, dated July 24, 2001, between Winterthur Swiss Insurance Company and Winterthur International, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.43

Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including the Schedules thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.44

Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K filed August 9, 2001.

10.45

Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.46

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

10.48

Letter of Credit Facility and Reimbursement Agreement, dated as of December 29, 2003, by and between XL Insurance (Bermuda) Ltd, XL Capital Ltd, XL Re Ltd, and X.L. America, Inc. and Mellon Bank, N.A., as Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Exhibit	Description

10.49

Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.50

Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

10.51

Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.52

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

10.56

First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.57

Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.58

364-Day Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.59

Letter of Credit Facility and Reimbursement Agreement, dated November 17, 2004, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.5% to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.60

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

10.63

Second Amendment Agreement dated as of May 26, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.64

Third Amendment Agreement, dated as of December 19, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006.

10.65

Standby Letter of Credit Agreement, dated February 27, 2004, by and among Keybank National Association, as Bank, and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Applicants, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.66

Amended and Restated Standby Letter of Credit Agreement, dated June 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, as Bank, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.67

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

10.68

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

10.69

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

10.70

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

10.71

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

10.72

Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.73

First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.74

Control Agreement, dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.75

Offer Letter, dated as of April 12, 2004, for a U.S.$50,000,000 Committed Line of Credit between Credit Lyonnais, New York Branch, as Lender, and XL Capital Ltd, X.L., America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

10.76

Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.77

Amendment No. 1, dated as of June 22, 2005, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.78

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

10.79

364-Day Credit Agreement, dated as of September 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit	Description

10.80

364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2005.

10.81

Amendment No. 1, dated as of May 15, 2006, to the 364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.82

364-Day Credit Agreement, dated as of December 19, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2006.

10.83

Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2004.

10.84

Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2004.

10.85

Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.86

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

10.87

Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

10.88

Amendment No. 1, dated as of May 9, 2006, to the Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc. as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.89

Credit Agreement, dated as of May 9, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 11, 2006.

10.90

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

Exhibit	Description

10.91

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

10.92

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.

10.93

Excess of Loss Reinsurance Agreement, dated as of December 12, 2006, by and among XLIB, Insurance Switzerland, XL Europe Limited, XL Insurance Company Limited, XL Re Latin America Ltd, XL Insurance Argentina S.A. Compania de Seguros, XL Insurance Company Ltd, XL Re Ltd, XL Re Europe Limited, Vitodurum Reinsurance Company, Underwriting Members of Lloyd’s Syndicate #1209 and Stoneheath Re, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

10.94

Securities Insurance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

10.95

Trust Agreement, dated as of December 12, 2006 among The Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

12*	Statements regarding computation of ratios.

21*	List of subsidiaries of the Registrant.

23*	Consent of PricewaterhouseCoopers LLP.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Capital Ltd:

          We have completed integrated audits of XL Capital Ltd’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

          Consolidated financial statements and financial statement schedules

          In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 1, 2007

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2006

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Market Value	Amount Presented in the Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$2,569,734	$2,557,533	$2,557,533
Corporate	14,111,548	14,185,964	14,185,964
Mortgage and asset-backed securities	16,262,489	16,236,893	16,236,893
U.S. States and political subdivisions of the States	65,388	65,545	65,545
Non-U.S. Sovereign Government	2,970,600	3,075,423	3,075,423

Total fixed maturities (1)	$35,979,759	$36,121,358	$36,121,358

Equity Securities	$705,717	$891,138	$891,138

Short-term investments (1)	$2,340,304	$2,338,487	$2,338,487

Other investments	$417,762	$476,889	$476,889

Total investments other than related parties	$39,443,542	$39,827,872	$39,827,872

(1)     Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2006 and 2005

(U.S. dollars in thousands)	2006	2005

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2006, $352,390; 2005, $275,723)	$352,300	$275,437
Equity securities at fair value (cost: 2006, $238; 2005, $238)	1,586	1,652
Short-term investments at fair value
(amortized cost: 2006, $234,440: 2005, $314,051)	234,424	313,982

Total investments available for sale	588,310	591,071
Cash and cash equivalents	44,539	833,431
Investments in subsidiaries on an equity basis	14,075,057	11,964,365
Investment in affiliates	2,815	2,280
Investments in limited partnerships	21,668	23,644
Accrued investment income	2,165	3,242
Other assets	62,929	83,594

Total assets	$14,797,483	$13,501,627

Liabilities
Amount due to subsidiaries	$1,949,085	$2,227,320
Notes payable and debt	2,514,980	2,514,329
Net payable for investments purchased	9,558	68,931
Accounts payable and accrued liabilities	192,694	219,236

Total liabilities	$4,666,317	$5,029,816

Shareholders’ Equity
Series A preference shares, 23,000,000 authorized, par value $0.01 Issued and outstanding: (2006 and 2005 9,200,000)	$92	$92
Series B preference shares, 27,000,000 authorized, par value $0.01 Issued and outstanding: (2006 and 2005 11,500,000)	115	115
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2006, 180,983,611; 2005, 179,528,593)	1,810	1,795
Additional paid in capital	6,451,569	6,377,375
Accumulated other comprehensive income	411,405	268,243
Retained earnings	3,266,175	1,824,191

Total shareholders’ equity	$10,131,166	$8,471,811

Total liabilities and shareholders’ equity	$14,797,483	$13,501,627

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2006, 2005 and 2004

(U.S. dollars in thousands)	2006	2005	2004

Net investment income	$22,769	$4,944	$3,329
Net realized gains on investments and derivative instruments	2,833	5,980	6,010
Equity in net earnings (losses) of subsidiaries (Dividends were $500,000 in 2006, nil in 2005 and $217,327 in 2004)	2,011,554	(1,015,592)	1,436,389
Equity in net earnings of affiliates	4,113	854	526
Income from limited partnerships	—	—	2

Total revenues	2,041,269	(1,003,814)	1,446,256

Operating expenses	157,897	166,902	208,974
Interest expense	123,945	86,849	70,669

Total expenses	281,842	253,751	279,643

Income (loss) before income tax	1,759,427	(1,257,565)	1,166,613
Tax (benefit) expense	(3,340)	(5,589)	—

Net income (loss)	$1,762,767	$(1,251,976)	$1,166,613
Preference share dividends	(40,322)	(40,322)	(40,321)

Net income (loss) available to ordinary shareholders	$1,722,445	$(1,292,298)	$1,126,292

Net income (loss)	$1,762,767	$(1,251,976)	$1,166,613
Change in net unrealized (depreciation) appreciation on investments, net of tax	(103,834)	(314,719)	198,912
Additional pension liability	(9,809)	—	—
Change in value (loss) on cash flow hedge	630	630	(6,118)
Impact of net unrealized gain or loss on future policy benefit reserves	94,904	(46,743)	(49,250)
Foreign currency translation adjustments	153,610	168,802	(173,466)
Realization of loss on sale of SCA	14,224	—	—
Minority interest share in change in accumulated other comprehensive (loss) income in SCA	(6,563)	—	—

Comprehensive income (loss)	$1,905,929	$(1,444,006)	$1,136,691

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2006, 2005 and 2004

(U.S. dollars in thousands)	2006	2005	2004

Cash flows (used in) provided by operating activities:
Net income (loss)	$1,762,767	$(1,251,976)	$1,166,613
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and derivative instruments	(2,833)	(5,980)	(6,010)
Equity in net earnings of subsidiaries	(2,011,554)	1,019,200	(1,434,919)
Equity in net loss (income) of affiliates	(4,113)	(854)	(526)
Amortization of deferred compensation	56,163	33,004	28,393
Amortization of discounts on fixed maturities	(9,406)	(3,224)	(1,509)
Accretion of notes payable and debt	651	651	21,457
Accrued investment income	1,077	(1,254)	55
Accounts payable and accrued liabilities	(26,542)	(58,726)	(15,804)
Amounts due (to) from subsidiaries(1)	(278,235)	1,308,721	201,920
Dividends received from subsidiaries(1)	500,000	—	217,327
Other	52,931	16,471	16,009

Total adjustments	(1,721,861)	2,308,009	(973,607)

Net cash provided by operating activities	40,906	1,056,033	193,006

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	772,383	307,386	136,652
Proceeds from redemption of fixed maturities and short-term investments	330,155	258,473	275,430
Purchases of fixed maturities and short term investments	(1,146,727)	(902,520)	(411,583)
Investment in subsidiaries	(500,000)	(2,841,000)	(718,195)
Investment in affiliates	1,943	5,297	8,371
Investment in limited partnerships	4,106	5,245	3,390

Net cash used in investing activities	(538,140)	(3,167,119)	(705,935)

Cash flows (used in) provided by financing activities:
Proceeds from exercise of options and issuance of common shares	31,972	2,478,065	41,480
Dividends paid	(318,004)	(316,977)	(310,773)
Repurchase of shares	(5,626)	(5,532)	(4,602)
Proceeds from loans	—	745,000	1,742,317
Repayment of loans	—	—	(974,384)

Net cash (used in) provided by financing activities	(291,658)	2,900,556	494,038

Net change in cash and cash equivalents	(788,892)	789,470	(18,891)

Cash and cash equivalents – beginning of year	833,431	43,961	62,852

Cash and cash equivalents – end of year	$44,539	$833,431	$43,961

(1)	Dividends received from, and amounts due (to) from subsidiaries have been appropriately classified as operating activities in 2006, with conforming changes to 2005 and 2004 which were reported previously as financing activities.

XL CAPITAL LTD

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2006, 2005 and 2004

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2006
Life reinsurance in force(1)	$—	$710,169	$108,651,655	$107,941,486	100.7%

Premiums Earned:
General Operations	$5,487,482	$2,013,978	$3,218,404	$6,691,908	48.1%
Life Operations	—	38,478	597,873	559,395	106.9%
Financial Operations	320,955	27,806	25,066	318,215	7.9%

	$5,808,437	$2,080,262	$3,841,343	$7,569,518	50.7%

2005
Life reinsurance in force(1)	$—	$703,315	$81,763,465	$81,060,150	100.9%

Premiums Earned:
General Operations	$5,446,521	$2,076,713	$3,503,830	$6,873,638	51.0%
Life Operations	—	37,616	2,275,337	2,237,721	101.7%
Financial Operations	239,802	13,570	27,904	254,136	11.0%

	$5,686,323	$2,127,899	$5,807,071	$9,365,495	62.0%

2004
Life reinsurance in force(1)	$—	$687,779	$74,889,992	$74,202,213	100.9%

Premiums Earned:
General Operations	$5,335,948	$2,201,155	$3,853,147	$6,987,940	55.1%
Life Operations	—	34,405	1,399,581	1,365,176	102.5%
Financial Operations	208,409	12,324	32,813	228,898	14.3%

	$5,544,357	$2,247,884	$5,285,541	$8,582,014	61.6%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL CAPITAL LTD

SCHEDULE VI

SUPPLEMENTARY INFORMATION

CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

						Losses and Loss Expenses incurred related to
(U.S. dollars in thousands)		Reserves For Losses and Loss Expenses						Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs
	Deferred Acquisition Costs		Reserves for Unearned Premiums		Net Investment Income					Net Premiums Written
				Net Earned Premiums		Current Year	Prior Year

2006(1)	$774,995	$23,080,142	$5,652,036	$7,010,123	$1,634,281	$4,349,242	$(110,604)	$3,937,760	$1,056,056	$7,058,899

2005(1)	$795,190	$23,767,672	$5,385,901	$7,127,774	$1,184,522	$6,351,281	$1,113,720	$2,609,766	$1,136,326	$7,380,556

2004(1)	$760,597	$19,837,669	$5,188,845	$7,216,838	$829,149	$4,643,894	$267,594	$3,066,337	$1,216,034	$7,595,396

(1)	The information presented above includes balances from the general and financial operations. The life operations have been excluded.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 1, 2007

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

Signatures	Title	Date

/s/ BRIAN M. O’HARA	President, Chief Executive Officer and Director	March 1, 2007
(Principal Executive Officer)
Brian M. O’Hara

/s/ JERRY M. DE ST. PAER	Executive Vice President and Chief Financial Officer	March 1, 2007
(Principal Financial Officer and Principal Accounting
Jerry M. de St. Paer	Officer)

/s/ MICHAEL P. ESPOSITO JR.	Director and Chairman of the Board of Directors	March 1, 2007

Michael P. Esposito, Jr.

/s/ DALE R. COMEY	Director	March 1, 2007

Dale R. Comey

/s/ ROBERT R. GLAUBER	Director	March 1, 2007

Robert R. Glauber

/s/ HERBERT HAAG	Director	March 1, 2007

Herbert Haag

/s/ JOSEPH MAURIELLO	Director	March 1, 2007

Joseph Mauriello

/s/ EUGENE M. MCQUADE	Director	March 1, 2007

Eugene M. McQuade

/s/ ROBERT S. PARKER	Director	March 1, 2007

Robert S. Parker

/s/ CYRIL E. RANCE	Director	March 1, 2007

Cyril E. Rance

/s/ ALAN Z. SENTER	Director	March 1, 2007

Alan Z. Senter

/s/ JOHN T. THORNTON	Director	March 1, 2007

John T. Thornton

/s/ ELLEN E. THROWER	Director	March 1, 2007

Ellen E. Thrower