Form 10-Q
period 2007-03-31
XL CAPITAL LTD
filed 2007-05-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒
Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2007, there were 175,145,915 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XI. CAPITAL LTD

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2007, $36,958,062; 2006, $35,979,759)	$36,988,922	$36,121,358
Equity securities, at fair value (cost: 2007, $726,128; 2006, $705,517)	908,379	891,138
Short-term investments, at fair value (amortized cost: 2007, $1,898,436; 2006, $2,340,304)	1,898,587	2,338,487

Total investments available for sale	39,795,888	39,350,983
Investments in affiliates	2,571,862	2,308,781
Other investments	566,517	476,889

Total investments	42,934,267	42,136,653
Cash and cash equivalents	3,370,799	2,223,748
Accrued investment income	418,156	432,618
Deferred acquisition costs	1,001,405	870,237
Prepaid reinsurance premiums	1,288,839	1,178,516
Premiums receivable	4,393,952	3,591,238
Reinsurance balances receivable	1,017,977	1,106,651
Unpaid losses and loss expenses recoverable	4,876,126	5,027,772
Goodwill and other intangible assets	1,817,838	1,818,096
Deferred tax asset, net	356,517	346,122
Other assets	589,224	577,219

Total assets	$62,065,100	$59,308,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$22,806,023	$22,895,021
Deposit liabilities	8,029,059	7,857,827
Future policy benefit reserves	6,522,699	6,476,057
Unearned premiums	6,650,972	5,652,897
Notes payable and debt	3,368,615	3,368,376
Reinsurance balances payable	994,043	902,841
Net payable for investments purchased	550,000	104,739
Other liabilities	1,268,060	1,357,825

Total liabilities	$50,189,471	$48,615,583

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
Commitments and Contingencies
Minority interest in equity of consolidated subsidiaries	$563,082	$562,121

Shareholders’ Equity:
Series A preference ordinary shares, 23,000,000 authorized, par value $0.01. Issued and outstanding: 2007 and 2006, 9,200,000	$92	$92
Series B preference ordinary shares, 27,000,000 authorized, par value $0.01. Issued and outstanding: 2007 and 2006, 11,500,000	115	115
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01. Issued and outstanding: 2007 1,000,000 and 2006, nil	10	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01. Issued and outstanding: 2007, 178,252,037; 2006, 180,983,611	1,783	1,810
Additional paid in capital	7,344,411	6,451,569
Accumulated other comprehensive income	339,894	411,405
Retained earnings	3,626,242	3,266,175

Total shareholders’ equity	$11,312,547	$10,131,166

Total liabilities and shareholders’ equity	$62,065,100	$59,308,870

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues:
Net premiums earned	$1,791,044	$1,818,549
Net investment income	553,092	463,742
Net realized gains on investments	9,292	22,765
Net realized and unrealized gains on derivative instruments	7,741	48,851
Net income from investment affiliates	118,936	106,393
Fee income and other	3,337	12,962

Total revenues	$2,483,442	$2,473,262

Expenses:
Net losses and loss expenses incurred	$994,787	$1,088,505
Claims and policy benefits	188,343	151,499
Acquisition costs	259,951	267,087
Operating expenses	280,503	261,561
Exchange losses	23,569	30,749
Interest expense	142,791	127,869
Amortization of intangible assets	420	1,095

Total expenses	$1,890,364	$1,928,365

Income before minority interest, income tax charge (benefit) and equity in net (income) of insurance and financial affiliates	$593,078	$544,897
Minority interest in net income of subsidiary	14,898	2,258
Income tax charge	72,755	66,636
Net (income) loss from operating affiliates	(57,082)	7,420

Net income	562,507	468,583
Preference share dividends	(12,789)	(10,080)

Net income available to ordinary shareholders	$549,718	$458,503

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	178,772	178,424

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	179,601	179,158

Earnings per ordinary share and ordinary share equivalent — basic	$3.07	$2.57

Earnings per ordinary share and ordinary share equivalent — diluted	$3.06	$2.56

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Net income	$562,507	$468,583
(Decrease) in net unrealized appreciation on investments, net of tax	(102,568)	(399,238)
Additional pension liability	(188)	—
Change in value on cash flow hedge	4,231	155
Foreign currency translation adjustments	29,829	11,236
Net unrealized (loss) on future policy benefit reserves	(460)	(2,509)
Minority interest share in change in accumulated other comprehensive loss in SCA	(2,355)	—

Comprehensive income	$490,996	$78,227

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Series A, B and E Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	10	—

Balance — end of period	$217	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,810	$1,795
Issue of shares	5	8
Exercise of stock options	1	1
Repurchase of shares	(33)	(1)

Balance — end of period	$1,783	$1,803

Additional Paid in Capital:
Balance — beginning of year	$6,451,569	$6,377,375
Issuance of Class A ordinary shares	48,941	49,769
Issuance of Series E preference ordinary shares	983,786	—
Repurchase of Class A ordinary shares	(110,531)	(1,715)
Stock option expense	4,399	5,335
Exercise of stock options	4,485	3,027
Net change in deferred compensation	(38,238)	(36,583)

Balance — end of period	$7,344,411	$6,397,208

Accumulated Other Comprehensive Income:
Balance — beginning of year	$411,405	$268,243
Net change in unrealized (losses) on investment portfolio, net of tax	(119,231)	(416,805)
Net change in unrealized gains on affiliate and other investments, net of tax	16,663	17,567
Change in value on cash flow hedge	4,231	155
Impact of net unrealized (loss) on future policy benefit reserves	(460)	(2,509)
Foreign currency translation adjustments	29,829	11,236
Minority interest share in change in accumulated other comprehensive loss in SCA	(2,355)	—
Additional pension liability	(188)	—

Balance — end of period	$339,894	$(122,113)

Retained Earnings:
Balance — beginning of year	$3,266,175	$1,824,191
Net income	562,507	468,583
Dividends on Series A, B and E preference ordinary shares	(12,789)	(10,080)
Dividends on Class A ordinary shares	(68,381)	(67,418)
Repurchase of ordinary shares	(121,270)	(1,801)

Balance — end of period	$3,626,242	$2,213,475

Total Shareholders’ Equity	$11,312,547	$8,490,580

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$562,507	$468,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized (gains) on investments	(9,292)	(22,765)
Net realized and unrealized (gains) on derivative instruments	(7,741)	(48,851)
Amortization of (discounts) premiums on fixed maturities	(16,649)	5,394
Equity in net (income) from investment, insurance and financial affiliates	(176,018)	(98,973)
Amortization of deferred compensation	12,017	18,975
Accretion of convertible debt	239	239
Accretion of deposit liabilities	94,883	79,329
Unpaid losses and loss expenses	(128,954)	(116,145)
Future policy benefit reserves	8,963	8,234
Unearned premiums	982,002	988,516
Premiums receivable	(787,438)	(664,996)
Unpaid losses and loss expenses recoverable	156,706	136,994
Prepaid reinsurance premiums	(108,049)	(161,462)
Reinsurance balances receivable	89,864	(124,829)
Deferred acquisition costs	(128,634)	(86,325)
Reinsurance balances payable	90,000	(152,546)
Deferred tax asset	(14,279)	25,888
Other	(72,731)	234,943

Total adjustments	$(15,111)	$21,620

Net cash provided by operating activities	$547,396	$490,203

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$7,072,176	$5,261,030
Proceeds from redemption of fixed maturities and short-term investments	380,106	423,270
Proceeds from sale of equity securities	236,162	320,399
Purchases of fixed maturities and short-term investments	(7,553,727)	(7,376,452)
Purchases of equity securities	(221,797)	(344,557)
Net acquisitions less dispositions of affiliates	(75,535)	255,465
Acquisition of subsidiaries, net of cash acquired	—	(12,600)
Other investments	(75,129)	(40,027)
Other assets	—	4,097

Net cash used in investing activities	$(237,744)	$(1,509,375)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and issuance of common shares	4,486	2,546
Proceeds from issuance of preference shares	983,796	—
Repurchase of shares	(231,834)	(3,516)
Dividends paid	(78,462)	(77,498)
Repayment of loans	—	(45,291)
Deposit liabilities	76,052	(302,377)
Net cash flow on securities lending	97,003	9,780
Dividends paid to minority shareholders of SCA	(16,130)	—

Net cash provided by (used in) financing activities	$834,911	$(416,356)
Effects of exchange rate changes on foreign currency cash	2,488	4,877

Increase (decrease) in cash and cash equivalents	1,147,051	(1,430,651)
Cash and cash equivalents — beginning of period	2,223,748	3,693,475

Cash and cash equivalents — end of period	$3,370,799	$2,262,824

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

(a) Uncertain tax positions

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the major jurisdictions in which the Company operates for years prior to the following dates:

U.S. 2003

U.K. 2001

The U.K. taxation authority, HM Revenue and Customs, has currently ongoing examinations of the Company’s U.K. income tax returns for the years ended December 31, 2001 to December 31, 2004.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company did not have any accrued liabilities relating to interest and penalties as at March 31, 2007 or December 31, 2006, respectively.

3.  Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This standard permits fair value re- measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133; clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement was effective for all financial instruments acquired or issued after January 1, 2007. The Company has applied the fair value option to its investments in interest-only strips from the effective date of this standard. The fair value of interest only strips was $17.1 million and $17.3 million at March 31, 2007 and December 31, 2006, respectively. The application of the fair value option did not have a material impact on the Company’s financial condition and results of operations.

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

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2007. The Company will continue to evaluate the potential impact of this guidance.

During February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. FAS 159 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the potential impact of this guidance.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Recent Accounting Pronouncements (continued)

The Company is aware of the SEC’s review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. On April 18, 2007, the FASB issued its anticipated exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60”, which provides guidance for the accounting for financial guaranty insurance contracts under which it considers claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. This exposure draft was issued with a comment deadline of June 18, 2007. The Company is in the process of reviewing the exposure draft and will continue its loss reserving methodology as noted in Note 2 (k) of the Company’s Form 10-K for the year ended December 31, 2006, until further guidance is finalized by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $259.2 million and $262.7 million at March 31, 2007 and December 31, 2006, respectively.

4.  Segment Information

The Company is organized into five operating segments: Insurance, Reinsurance, Life Operations, SCA, and Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance of each segment based on underwriting results for insurance and reinsurance operations, and contribution from both life and financial operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate assets by segment for its general operations. Investment assets related to the Company’s life and financial operations are held in separately identified portfolios. Net investment income from these assets is included in net income from life operations and contribution from financial operations, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended March 31, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
General Operations:
Gross premiums written	$1,554,578	$1,356,786				$2,911,364
Net premiums written	1,222,930	1,134,392				2,357,322
Net premiums earned	1,038,604	527,489				1,566,093
Fee income and other	1,733	(100)				1,633
Net losses and loss expenses	637,868	336,797				974,665
Acquisition costs	123,964	108,989				232,953
Operating expenses (1)	163,920	45,068				208,988
Exchange losses	7,284	16,649				23,933

Underwriting profit	$107,301	$19,886				$127,187
Life Operations:
Gross premiums written			$213,275			$213,275
Net premiums written			202,938			202,938
Net premiums earned			146,994			146,994
Fee income and other			74			74
Claims and policy benefits			188,343			188,343
Acquisition costs			20,267			20,267
Operating expenses (1)			8,490			8,490
Exchange (gains)			(290)			(290)
Net investment income			92,834			92,834

Net income from life operations			$23,092			$23,092
Financial Operations:
Gross premiums written				$42,928	$104,958	$147,886
Net premiums written				40,685	84,725	125,410
Net premiums earned				31,578	46,379	77,957
Fee income and other				1,630	—	1,630
Net losses and loss expenses				20,923	(801)	20,122
Acquisition costs				2,761	3,970	6,731
Operating expenses (1)				214	24,070	24,284
Exchange (gains)				(74)	—	(74)

Underwriting profit				$9,384	$19,140	$28,524
Net investment income — financial guaranty				87	26,125	26,212
Net investment income — structured products				120,608	—	120,608
Interest expense — structured products				92,177	—	92,177
Operating expenses — structured products (1)				7,735	—	7,735
Net income from financial and investment affiliates				16,612	—	16,612
Minority interest				—	1,114	1,114
Net realized and unrealized gains (losses) from derivatives				9,989	(6,929)	3,060

Contribution from financial operations				$56,768	$37,222	$93,990

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended March 31, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Financial Lines	SCA	Total
Corporate and other:
Net investment income — general operations						$313,438
Net realized and unrealized gains (losses) on investments and investment and other derivative instruments (2)					$112	13,973
Net income from investment and other operating affiliates						159,406
Amortization of intangible assets						420
Corporate operating expenses						31,006
Interest expense (3)						50,614
Minority interest					13,784	13,784
Income tax charge					79	72,755

Net income					$23,471	$562,507

General Operations:
Loss and Loss expense Ratio (4)	61.4%	63.8%				62.2%
Underwriting Expense Ratio (4)	27.7%	29.2%				28.2%

Combined Ratio (4)	89.1%	93.0%				90.4%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $9.3 million, net realized and unrealized gains on investment and other derivatives of $4.7 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to financial operations, shown separately.

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended March 31, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance (5)	Life Operations (5)	Financial Lines	SCA	Total
General Operations:
Gross premiums written	$1,558,823	$1,410,437				$2,969,260
Net premiums written	1,153,163	1,217,643				2,370,806
Net premiums earned	1,031,297	617,156				1,648,453
Fee income and other	7,395	2,926				10,321
Net losses and loss expenses	677,507	378,469				1,055,976
Acquisition costs	127,694	117,246				244,940
Operating expenses (1)	138,078	38,076				176,154
Exchange losses	30,711	3,414				34,125

Underwriting profit	$64,702	$82,877				$147,579
Life Operations:
Gross premiums written			$171,760			$171,760
Net premiums written			161,824			161,824
Net premiums earned			108,636			108,636
Fee income and other			66			66
Claims and policy benefits			151,499			151,499
Acquisition costs			15,068			15,068
Operating expenses (1)			7,978			7,978
Exchange (gains)			(3,374)			(3,374)
Net investment income			80,631			80,631

Net income from life operations			$18,162			$18,162
Financial Operations:
Gross premiums written				$20,930	$80,563	$101,493
Net premiums written				17,259	79,047	96,306
Net premiums earned				17,883	43,577	61,460
Fee income and other				1,315	1,260	2,575
Net losses and loss expenses				28,401	4,128	32,529
Acquisition costs				3,177	3,902	7,079
Operating expenses (1)				284	17,999	18,283
Exchange losses (gains)				33	(35)	(2)

Underwriting (loss) profit				$(12,697)	$18,843	$6,146
Net investment income — financial guaranty				1,713	15,364	17,077
Net investment income — structured products				105,675	—	105,675
Interest expense — structured products				77,519	—	77,519
Operating expenses — structured products (1)				10,004	—	10,004
Net income from financial and investment affiliates				6,449	—	6,449
Minority interest				—	2,258	2,258
Net realized and unrealized gains (losses) from derivatives				22,415	(3,487)	18,928

Contribution from financial operations				$36,032	$28,462	$64,494

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended March 31, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance (5)	Life Operations (5)	Financial Lines	SCA	Total
Corporate and other:
Net investment income — general operations						$260,359
Net realized and unrealized (losses) gains on investments and investment and investment and other derivative instruments (2)					$(5,683)	52,688
Net income from investment and other operating affiliates						92,524
Amortization of intangible assets						1,095
Corporate operating expenses						49,142
Interest expense (3)						50,350
Income tax					15	66,636

Net income					$22,764	$468,583
General Operations
Loss and Loss expense Ratio (4)	65.7%	61.3%				64.1%
Underwriting Expense Ratio (4)	25.8%	25.2%				25.6%

Combined Ratio (4)	91.5%	86.5%				89.7%

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $22.8 million, and net realized and unrealized gains on investment and other derivatives of $29.9 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to financial operations, shown separately.

(4)	Ratios are based on net premiums earned from general operations. The underwriting expense ratio excludes exchange gains and losses.

(5)

To facilitate period to period comparisons, certain Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform with current segment management responsibilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended March 31, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total
General Operations:
Professional liability	$360,535	$52,564	$413,099
Casualty	210,545	170,174	380,719
Property catastrophe	18,736	71,319	90,055
Other property	165,120	142,342	307,462
Marine, energy, aviation and satellite	171,070	31,234	202,304
Other specialty lines (1)	110,937	—	110,937
Other (2)	1,661	59,856	61,517

Total general operations	$1,038,604	$527,489	$1,566,093
Life operations	—	—	146,994
Financial lines	—	—	31,578
SCA	—	—	46,379

Total	$1,038,604	$527,489	$1,791,044

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)

Within the Insurance segment, Other includes political risk, accident & health, surety, and other discontinued lines of business. Within the Reinsurance segment, Other includes political risk, surety, warranty, and other lines.

Three months ended March 31, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance (3)	Total
General Operations:
Professional liability	$361,260	$82,368	$443,628
Casualty	203,317	178,334	381,651
Property catastrophe	15,768	54,044	69,812
Other property	157,939	184,456	342,395
Marine, energy, aviation and satellite	175,966	35,430	211,396
Other specialty lines (1)	106,221	—	106,221
Other (2)	10,826	82,524	93,350

Total general operations	$1,031,297	$617,156	$1,648,453
Life operations	—	—	108,636
Financial lines	—	—	17,883
SCA	—	—	43,577

Total	$1,031,297	$617,156	$1,818,549

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)

Within the Insurance segment, Other includes political risk, accident & health, surety, and other discontinued lines of business. Within the Reinsurance segment, Other includes political risk, surety, warranty, and other lines.

(3)	To facilitate period to period comparisons, certain Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform with current segment management responsibilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Derivative Instruments

The Company enters into investment, structured financial, weather and energy and treasury related derivative instruments for both risk management and trading purposes. The Company also enters into credit derivatives in connection with its operations within the Financial Lines and SCA segments. The Company is exposed to potential loss from various market risks and manages its market risks based on guidelines established by senior management. All these derivative instruments are carried at fair value.

The following table summarizes the net realized and unrealized gains on derivative instruments included in net income for the three months ended March 31, 2007 and 2006:

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006
Credit derivatives — financial operations	$(11,381)	$(1,262)
Weather and energy derivatives	14,470	20,988
Other non-investment derivatives	3,840	18,896
Investment derivatives (1)	812	10,229

Net realized and unrealized gains on derivative instruments	$7,741	$48,851

(1)	Includes derivatives entered into by the Company’s external investment portfolio managers

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

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006
Statement of Income:
Net premiums earned	$7,326	$5,798
Net losses and loss expenses	$938	$112
Net realized and unrealized gains (losses) on credit derivatives	$(11,381)	$(1,262)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Derivative Instruments (continued)

(U.S. dollars in thousands)	(Unaudited) As at March 31, 2007	As at December 31, 2006
Balance Sheet:
Unpaid losses and loss expenses recoverable	$1,157	$1,066
Other assets	$9,132	$15,268
Unpaid losses and loss expenses	$18,189	$24,971
Other liabilities	$23,034	$16,849

6.  Notes Payable and Debt and Financing Arrangements

On February 15, 2007, the Company amended the letter of credit facility supporting its syndicates at Lloyd’s of London by reducing the aggregate commitments from the participating banks from £500 million to £450 million.

On March 22, 2007, the Company amended the $500 million letter of credit facility that originally closed on May 9, 2006, by extending the expiration date to June 22, 2007 which is the same expiration date as the company’s $2 billion credit facility that originally closed on June 23, 2004. The Company expects to replace these two facilities with a single syndicated credit facility on terms broadly similar to the expiring facilities.

7.  Share Capital

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.500% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends on the Series E Preference Shares, if declared, will be payable commencing on October 15, 2007. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

During the first quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of Class A ordinary shares. Under the program, the Company repurchased 3.2 million shares for $221.2 million in the first quarter of 2007. Subsequent to March 31, 2007 through May 9, 2007, the Company repurchased an additional 3.9 million shares for $284.3 million.

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

At March 31, 2007, the Company’s net outstanding par exposure under its in-force financial guaranty insurance and reinsurance policies and contracts (including credit default swaps) aggregated to $131.6 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $172.0 million at such date. In addition, at March 31, 2007, the Company’s notional exposure under credit default swaps aggregated to $33.6 billion and the net liability for these credit default swaps reflected in the Company’s balance sheet at March 31, 2007 was $13.9 million.

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

10.  Minority Interest in Equity of Consolidated Subsidiaries

Minority interest in equity of consolidated subsidiaries includes third party interests in the common shares in Security Capital Assurance Ltd and XL International (Bermuda) Ltd., and preferred stock issued by XL Financial Assurance Ltd (“XLFA”). The balance is summarized as follows:

	(Unaudited) March 31, 2007	December 31, 2006
Minority interest in common shares of Security Capital Assurance Ltd.	$521,589	$505,612
Minority interest in common shares of XL International (Bermuda) Ltd.	2,493	2,493
Minority interest in preferred shares of XLFA (1)(2)	39,000	54,016

Total	$563,082	$562,121

(1)

In April 2006, XLFA completed a restructuring of the terms of the redeemable preferred shares as defined in its bye-laws. The restructuring effectively eliminated the participating dividend, which was based on a financial guaranty industry average dividend rate, and increased the fixed dividend rate from 5% to 8.25%. Amounts disclosed include all dividends payable to minority interest holders.

(2)

On March 30, 2007, XLFA paid an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and reduced the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. There was no change in the voting interest of the holders of the Series A Redeemable Preferred shares as a result of the extraordinary dividend and reduction in the stated value of the Series A Redeemable Preferred Shares.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Minority Interest in Equity of Consolidated Subsidiaries (continued)

On March 29, 2007, Security Capital Assurance Ltd priced a $250.0 million private placement of Security Capital Assurance Ltd’s non-cumulative Fixed/Floating Series A Perpetual Preference Shares (the “SCA Series A Preference Shares”), which have a liquidation preference of $1,000 per preference share. Settlement of the net proceeds of $246.6 million did not occur until April 5, 2007, and as such are not reflected in these unaudited consolidated financial statements. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of Security Capital Assurance Ltd will pay a fixed dividend rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of Security Capital Assurance Ltd will pay dividends at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative.

11.  Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended March 31,
	2007	2006
Basic earnings per ordinary share:
Net income	$562,507	$468,583
Less: preference share dividends	(12,789)	(10,080)

Net income available to ordinary shareholders	$549,718	$458,503

Weighted average ordinary shares outstanding	178,772	178,424
Basic earnings per ordinary share	$3.07	$2.57

Diluted earnings per ordinary share:
Net income	$562,507	$468,583
Less: preference share dividends	(12,789)	(10,080)

Net income available to ordinary shareholders	$549,718	$458,503

Weighted average ordinary shares outstanding — basic.	178,772	178,424
Average stock options outstanding (1).	829	734

Weighted average ordinary shares outstanding — diluted	179,601	179,158

Diluted earnings per ordinary share	$3.06	$2.56

Dividends per ordinary share	$0.38	$0.38

(1)	Net of shares repurchased under the treasury stock method.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Subsequent Events

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agrees to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% Senior Note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes are pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts is adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. On May 15, 2007, the purchase contracts will mature and the Company will issue Class A ordinary shares therewith.

On April 23, 2007, the Company entered into the Remarketing Agreement in connection with the remarketing of $825.0 million aggregate principal amount of 2009 Senior Notes. The closing of the remarketing, is expected to occur on or about May 15, 2007. The Company intends to purchase all of the aggregate principal amount of the 2009 Senior Notes in the remarketing and retire all of the 2009 Senior Notes it purchases.

On May 2, 2007 the Company issued $325.0 million aggregate principal amount of 6.25% Senior Notes due 2027, (“2027 Senior Notes.”), The 2027 Senior Notes were issued at 99.805% and gross proceeds were approximately $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15, and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make-whole redemption price. The Company may also redeem the Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

In addition, during March 2007 the Company entered into an interest rate swap agreement in anticipation of the issuance of fixed-rate debt. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million will be credited to Accumulated Other Comprehensive Income and will be amortized to interest expense over the 20-year term of the related debt. At March 31, 2007 the unrealized gain associated with this transaction was $4.1 million.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward- Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2006.

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2007 and 2006:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,
	2007	2006
Net income available to ordinary shareholders	$549,718	$458,503
Earnings per ordinary share — basic	$3.07	$2.57
Earnings per ordinary share — diluted	$3.06	$2.56
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,772	178,424
Weighted average number of ordinary shares and ordinary share equivalents — diluted	179,601	179,158

The Company’s net income and other financial measures as shown below for the three months ended March 31, 2007 have been affected, among other things, by the following significant items:

1) Continuing competitive underwriting environment

Insurance

In the Insurance segment, January renewals have shown a gradually softening market with variations by line and geography. In addition, competitive pressures have made new business more difficult to obtain. December and January rate changes ranged from flat to down 5% on the property and casualty global risk business, with as much as a 10% decrease in certain other lines. Renewals in the U.S. for 2007 have shown that traditional D&O and E&O professional rates are down approximately 10% with flat to modest increases in the design and select professional books. Specialty lines pricing remained generally flat. Aviation and marine lines were the exceptions to this as they face increasing competition.

Reinsurance

Competitive pressures have continued to impact most reinsurance lines; however, the market continues to demonstrate underwriting discipline and peak zone U.S. property capacity continues to be at a premium. During the January renewals, rate increases were noted for U.S. wind exposures of approximately 30% and increases of up to 20% for U.S. earthquake. Ocean marine pricing remained flat, unless it was wind exposed where price increases were experienced. There was some modest softening experienced in U.S. non-catastrophe exposed property pricing and in non-U.S. property pricing in general.

Casualty pricing trends in the Reinsurance segment generally followed those of the Insurance segment, with single digit price reductions, except for certain European casualty lines where there was some price improvement. In contrast, pricing within the aviation market has fallen on the primary insurance business, mostly as a result of continued good experience; however, excess loss pricing has generally increased.

2) European Windstorm Kyrill

On January 18 and 19, 2007, European Windstorm Kyrill (“Kyrill”) caused widespread damage and loss of life across Northern and Western Europe, particularly in Ireland, the United Kingdom and Germany. As a result of Kyrill, the Company has recorded losses incurred, net of reinsurance recoveries, of $55.0 million, in the quarter ended March 31, 2007, based on preliminary reports and estimates of such loss and damage. The majority of the Company’s losses from Kyrill are within the Reinsurance segment.

3) Growing asset base and positive contribution from investment and operating affiliates

Net investment income was $553.1 million for the three months ended March 31, 2007 compared to $463.7 million for the same period in 2006. This increase resulted from a larger investment base combined with higher investment yields. The increase in the size of the investment portfolio resulted primarily from positive cash flow from operations for the twelve months ended March 31, 2007, along with proceeds received in August 2006 from the initial public offering of Security Capital Assurance Ltd (the “SCA IPO”).

Net income from investment affiliates was $118.9 million for the three months ended March 31, 2007 compared to $106.4 million for the same period in 2006. These results reflect very strong performance in the alternative portfolio and good results from private investments.

Net income from operating affiliates was $57.1 million for the three months ended March 31, 2007, compared to a loss of $7.4 million for the same period in 2006. Operating affiliates include investment manager affiliates, financial affiliates, and certain other strategic investments. These results reflect strong returns from the Company’s investments in investment manager companies during the fourth quarter of 2006, as well as strong results from certain financial affiliates.

4) Favorable prior year reserve development

During the first three months of 2007, the Company incurred net favorable prior year reserve development in general operations of $73.8 million compared to net adverse prior year reserve development of $18.3 million for the same period in 2006. Reinsurance favorable development accounted for $53.6 million of the release in 2007, with the balance coming from the Insurance segment. The Reinsurance segment released reserves primarily in property and other short-tail lines of business of $46.8 million, and $6.8 million in casualty and other lines. For further details see the segment results in the Income Statement Analysis below.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Three Months Ended March 31,
	2007	2006
Underwriting profit — general operations	$127,187	$147,579
Combined ratio — general operations.	90.4%	89.7%
Net investment income — general operations	$313,438	$260,359

	(Unaudited) March 31, 2007	December 31, 2006
Book value per ordinary share	$54.95	$53.12

Underwriting profit — general operations

One way the Company evaluates the performance of its property and casualty insurance and reinsurance general operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three month period ended March 31, 2007 are primarily reflective of the combined ratio discussed below.

Combined ratio — general operations

The combined ratio for general operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three months ended March 31, 2007, is slightly higher than the same period in the previous year, primarily as a result of an increasing underwriting expense ratio partially offset by a lower loss and loss expense ratio. The increased underwriting expense ratio has been driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium earned. The lower loss and loss expense ratio has resulted from net favorable prior year development in the first quarter of 2007 while the first quarter of 2006 included net adverse development primarily on the 2005 Hurricanes.

Net investment income — general operations

Net investment income from the Company’s general operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also the level of market interest rates. The average size of the investment portfolio during the three months ended March 31, 2007, increased as compared to the same period in 2006, mainly due to positive operating cash flow. Portfolio yields have increased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are higher than on securities previously held, as prevailing market interest rates, particularly in the U.S., have increased in recent years.

Book value per ordinary share

Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and also the impact of any share repurchase activity. Book value per ordinary share has increased by $1.83 in the first three months of 2007 as compared to a decrease of $0.08 in the first three months of 2006. The factors noted above have created $562.5 million in net income for the three months ended March 31, 2007, which increased book value. However, the net unrealized gains associated with the Company’s investment portfolio have decreased by $102.6 million net of tax for the first three months of 2007. This movement was primarily a result of increasing interest rates in the U.K. and Euro zone. In addition, the Company’s share repurchase activity has slightly reduced book value per share as the price paid for such shares is at a premium to book value.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006. That discussion is updated with the disclosures set forth below.

Ratings and Capital Management

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating was downgraded, its ability to write business may be adversely affected.

The Company regularly evaluates the efficiency of its capital structure and its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company continues to address these needs by monitoring various risk management measures and capital structuring initiatives intended to reduce volatility while, at the same time, improve the quality of the Company’s risk adjusted returns. The Company addressed these needs during the three months ended March 31, 2007 with several key transactions described below.

On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases are made from time to time in the open market or in privately negotiated transactions, and those repurchases are funded from cash and/or the proceeds from the issuance of securities such as the Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares described below. The timing and amount of the share repurchases under the program depends on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program includes the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the three months ended March 31, 2007, the Company repurchased and cancelled approximately 3.2 million Class A ordinary shares for $221.2 million. Subsequent to March 31, 2007 through May 9, 2007 the Company repurchased an additional 3.9 million shares for $284.3 million.

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.0 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares will be payable semi-annually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.500% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares will be payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends on the Series E Preference Shares, if declared, will be payable commencing on October 15, 2007. The Series E Preference Shares will be perpetual securities with no fixed maturity date and will not be convertible into any of the Company’s other securities.

On April 23, 2007, the Company entered into the Remarketing Agreement in connection with the remarketing of $825.0 million aggregate principal amount of 2.53% Senior Notes due 2009 (the “2009 Senior Notes”) that form part of the Company’s 6.5% Equity Security Units (the “6.5% Units”) issued in March of 2004. The closing of the remarketing, is expected to occur on or about May 15, 2007. The Company intends to purchase all of the aggregate principal amount of the 2009 Senior Notes in the remarketing and retire all of the 2009 Senior Notes it purchases. On May 15, 2007, the purchase contracts that form part of the 6.5% Units will mature and the Company will issue Class A ordinary shares therewith.

On May 2, 2007 the Company issued $325.0 million aggregate principal amount of 6.25% Senior Notes due 2027 (“2027 Senior Notes.”), The 2027 Senior Notes were issued at 99.805% and gross proceeds were approximately $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15 and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make-whole redemption price. The Company may also redeem the Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Segment Results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

The Company is organized into five operating segments: Insurance, Reinsurance, Life Operations, SCA, and Financial Lines — in addition to a corporate segment that includes the general investment and financing operations of the Company.

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

Income Statement Analysis

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006	% Change
Gross premiums written	$1,554,578	$1,558,823	(0.3)%
Net premiums written	1,222,930	1,153,163	6.1%
Net premiums earned	1,038,604	1,031,297	0.7%
Fee income and other	1,733	7,395	(76.6)%
Net losses and loss expenses	637,868	677,507	(5.9)%
Acquisition costs	123,964	127,694	(2.9)%
Operating expenses	163,920	138,078	18.7%
Exchange losses	7,284	30,711	(76.3)%

Underwriting profit	$107,301	$64,702	65.8%

Gross premiums written remained flat during the three months ended March 31, 2007 compared with the three months ended March 31, 2006, while net premiums written increased by 6.1% during the same period. Gross premiums written were primarily affected by decreases in aerospace and professional lines as a result of softening prices and premium adjustments combined with the runoff of certain property catastrophe exposures. These decreases were largely offset by increases in property and casualty lines resulting from increases in the number of long term agreements and favorable foreign exchange movements. The increase in net premiums written compared to the same period in 2006 was primarily due to the termination of certain programs and marine and energy ceded reinsurance treaties, combined with increased retention in certain casualty programs, and slight changes in the mix of business written.

Net premiums earned increased slightly by 0.7% in the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase primarily resulted from the factors affecting net premiums written noted above.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2007	2006
Loss and loss expense ratio	61.4%	65.7%
Underwriting expense ratio	27.7%	25.8%

Combined ratio	89.1%	91.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended March 31, 2007 decreased compared with the three months ended March 31, 2006, primarily due to net favorable prior period development of $20.2 million as compared to net adverse development of $11.6 million in the same period of the prior year. Net prior period reserve releases in the quarter ended March 31, 2007, were largely in casualty lines of business, partially offset by adverse prior period reserve development in certain specialty lines.

The increase in the underwriting expense ratio in the three months ended March 31, 2007, compared to the same period in 2006 was due to an increase in the operating expense ratio of 2.4 points (15.8% as compared to 13.4%), partially offset by a decrease in the acquisition expense ratio of 0.5 points (11.9% as compared to 12.4%). The increase in the operating expense ratio was due primarily to increased compensation costs and higher corporate expense allocations compared to the same quarter in the prior year as overall headcount has grown.

Foreign exchange losses in the first three months of 2007 relate to the weakening of the U.S. dollar against the U.K. Sterling and the Euro. This decrease is less than in prior periods due in part to decreases in foreign currency exposures related to certain intercompany transactions.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006 (1)	% Change
Gross premiums written	$1,356,786	$1,410,437	(3.8)%
Net premiums written	1,134,392	1,217,643	(6.8)%
Net premiums earned	527,489	617,156	(14.5)%
Fee income and other	(100)	2,926	NM
Net losses and loss expenses	336,797	378,469	(11.0)%
Acquisition costs	108,989	117,246	(7.0)%
Operating expenses	45,068	38,076	18.4%
Exchange losses	16,649	3,414	NM

Underwriting profit	$19,886	$82,877	(76.0)%

(1)

To facilitate period to period comparisons, certain Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform with current management responsibilities.

*	NM — Not Meaningful

Gross and net premiums written decreased by 3.8% and 6.8%, respectively, in the first quarter of 2007 as compared to the first quarter in 2006. These decreases resulted from competitive pressures driving rates below the Company’s acceptable underwriting levels, partially offset by favorable foreign exchange movements and certain timing adjustments. Premium rate decreases were most significant in U.S. Casualty lines. Net premiums written reflect the above changes in gross premiums written, combined with slight changes in the mix of business with increases in certain programs with a greater proportion of ceded reinsurance. Excluding the impact of timing adjustments, net premiums written decreased approximately 11.0% in the quarter ended March 31, 2007 compared to the first quarter 2006.

Net premiums earned in the first quarter of 2007 decreased 14.5% as compared to the first quarter of 2006. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2007	2006
Loss and loss expense ratio	63.8%	61.3%
Underwriting expense ratio	29.2%	25.2%

Combined ratio	93.0%	86.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any adverse or favorable prior year development of loss reserves held at the beginning of the year. The increase in the loss and loss expense ratio in the three months ended March 31, 2007, compared to the same three months ended in 2006, primarily reflects the impact of Windstorm Kyrill, which the Reinsurance segment estimated losses incurred, net of reinsurance recoveries of $45.0 million, combined with smaller natural catastrophes and pressures on pricing. Net favorable prior year loss development represented a release of $53.6 million during the quarter ended March 31, 2007 and was primarily driven by net reserve releases in property and other short-tail lines of business of

$46.8 million and in casualty and other lines of business of $6.8 million. This compares to $6.7 million net adverse prior year development in the first quarter of 2006, which primarily resulted from adverse development on the 2005 hurricanes.

The increase in the underwriting expense ratio in the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, was due to an increase in both acquisition expense and operating expense ratios to 20.7% and 8.5%, respectively, as compared with 19.0% and 6.2%, respectively, in the first quarter of 2006. The increase in acquisition expenses was primarily due to an adjustment related to the earning of acquisition expenses within the individual risk portfolio in the U.S. The operating expense ratio increase was primarily due to higher compensation expenses and a lower level of net premiums earned.

Foreign exchange losses in the first three months of 2007 include a loss of approximately $24 million related to updated currency information received on certain assumed Lloyd’s business.

Life Operations

Business written by the Life operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities and disability income business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes net income from life operations:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006 (1)	% Change
Gross premiums written	$213,275	$171,760	24.2%
Net premiums written	202,938	161,824	25.4%
Net premiums earned	146,994	108,636	35.3%
Fee income and other	74	66	12.1%
Claims and policy benefits	188,343	151,499	24.3%
Acquisition costs	20,267	15,068	34.5%
Operating expenses	8,490	7,978	6.4%
Exchange (gains)	(290)	(3,374)	(91.4)%
Net investment income	92,834	80,631	15.1%

Net income from life operations	$23,092	$18,162	27.1%

(1)

To facilitate period to period comparisons, certain Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform with current segment management responsibilities.

Gross and net premiums written as well as net premiums earned and claims and policy benefits increased in the first quarter of 2007 as compared to the first quarter of 2006. These increases were primarily as a result of favorable foreign exchange movements and the growing portfolio of regular installment premium term assurance business predominantly in the U.K. and Europe. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the first quarter of 2007 increased 35.3% as compared to the first quarter of 2006. This increase was consistent with the increase in gross and net premiums written as described above.

Increases in claims and policy benefits are consistent with the increase in gross and net premiums written. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended March 31, 2007, acquisition costs increased by 34.5% related to higher business volume from the book of regular term and critical illness business and higher costs related to short term accident and health business consistent with above earned premium variance. Operating expenses increased in the first quarter of 2007 compared to the same period in 2006, due to higher compensations costs, partially offset by reduced professional fees.

Net investment income is included in the calculation of net income from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 15.1% in the three months ended March 31, 2007, as compared to the same period in 2006, primarily as a result of increases in the average investment balances to $7.1 billion from $6.5 billion for the three months ended March 31, 2007 and 2006, respectively combined with improved yields on the asset annuity portfolios.

Financial Lines

Financial Lines products include (i) a wide range of structured indemnity and structured credit products, (ii) municipal investment and funding agreements, (iii) political risk insurance, (iv) weather and energy risk management products, (v) the earnings on the Company’s investment in Primus Guaranty, Ltd. (“Primus”) and (vi) legacy financial guaranty business and other transactions not transferred to Security Capital Assurance Ltd. Many of the products offered by Financial Lines are unique and tailored to the specific needs of the insured or user.

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

In addition, the Company retained certain legacy financial guaranty business and other transactions written prior to the SCA IPO.

The following table summarizes the contribution for the Financial Lines segment for the first quarter of 2007 along with comparative results for the same operations for the first quarter of 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006	%Change
Gross premiums written	$42,928	$20,930	105.1%
Net premiums written	40,685	17,259	135.7%
Net premiums earned	31,578	17,883	76.6%
Fee income and other	1,630	1,315	24.0%
Net losses and loss expenses	20,923	28,401	(26.3)%
Acquisition costs	2,761	3,177	(13.1)%
Operating expenses	214	284	(24.6)%
Exchange (gains) losses	(74)	33	NM

Underwriting profit (loss)	$9,384	$(12,697)	NM
Net investment income — financial lines	$120,695	$107,388	12.4%
Interest expense — financial lines	92,177	77,519	18.9%
Operating expenses — structured products	7,735	10,004	(22.7)%
Net income from financial and investment affiliates	16,612	6,449	157.6%
Net realized and unrealized gains on derivative instruments	9,989	22,415	(55.4)%

Net contribution from financial operations	$56,768	$36,032	57.5%

*	NM — Not Meaningful

Increases in gross and net premiums written of 105.1% and 135.7%, respectively, in the first quarter of 2007, as compared to the corresponding period in 2006 were primarily due to additional premiums of $16.8 million received upon a negotiated cancellation of an assumed structured property and casualty reinsurance contract.

Net premiums earned increased in the first quarter of 2007, as compared to the same period in 2006. The increase was primarily due to the factors affecting gross and net premiums written noted above.

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expense reserves. Net losses and loss expenses for the first quarter of 2007 decreased by 26.3% primarily due to the absence in 2007 of a $21.5 million structured finance transaction loss incurred during the first three months of 2006. This favorable variance was partially offset by $9.1 million in losses associated with the negotiated cancellation noted above, combined with certain residual value contract losses.

For the three months ended March 31, 2007, acquisition costs were consistent with the prior year.

Operating expenses decreased in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to decreased compensation expenses.

Net investment income related to Financial Lines increased by 12.4% in the three months ended March 31, 2007, as compared to the same period in 2006, primarily as a result of increased yields as combined average funding agreement and guaranteed investment contract balances remained relatively constant.

Interest expense for Financial Lines is comprised of accretion charges on deposit liabilities related to funding agreements, guaranteed investment contracts and certain structured insurance and reinsurance contracts. The increase in interest expense during the three months ended March 31, 2007, as compared to the same period in 2006, related primarily to the increase in crediting rates consistent with yield changes noted above, combined with favorable effective yield adjustments recorded in the prior year on certain structured property and casualty contract deposit liabilities.

Net realized and unrealized gains on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio, weather and energy derivative instruments and certain structured derivatives. The net results from derivatives for the three months ended March 31, 2007 primarily related to positive mark-to-market adjustments on certain European weather derivatives totaling $15.0 million partially offset by deterioration on certain legacy credit default swap risks. The net results from derivatives for the three months ended March 31, 2006 included $21.0 million in European weather contract gains.

Net income from financial and investment affiliates include earnings on the Company’s investment in Primus and certain of the Company’s investment affiliates. The increase in the first quarter of 2007, as compared to the first quarter of 2006, was due primarily to increased earnings from Primus. Primus specializes in providing credit risk protection through credit derivatives. Affiliate earnings are recorded with a one quarter lag.

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

The following table summarizes the contribution from SCA for the first quarter of 2007 along with comparative results for the same operations for the first quarter of 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006	%Change
Gross premiums written	$104,958	$80,563	30.3%
Net premiums written	84,725	79,047	7.2%
Net premiums earned	46,379	43,577	6.4%
Fee income and other	—	1,260	NM
Net losses and loss expenses	(801)	4,128	NM
Acquisition costs	3,970	3,902	1.7%
Operating expenses	24,070	17,999	33.7%
Exchange (gains)	—	(35)	NM

Underwriting profit	$19,140	$18,843	1.6%
Net investment income — SCA(1)	26,125	15,364	70.0%
Minority interest	1,114	2,258	(50.7)%
Net realized and unrealized gains (losses) on derivative instruments	(6,929)	(3,487)	98.7%

Net contribution from SCA	$37,222	$28,462	30.8%
Net realized and unrealized gains (losses) on investments	112	(5,683)	NM
Minority interest in common shares of SCA	13,784	—	NM
Income tax charge	79	15	NM

Net income from SCA	$23,471	$22,764	3.1%

(1) Net of interest expense of $9,022 in 2007.

*	NM — Not Meaningful

Gross and net premiums written relating to the financial guaranty line of business reflect premiums received and accrued for in the periods presented and do not include the present value of future cash receipts expected from financial guaranty installment premium policies and contracts written in the period. Gross premiums written increased by 30.3% in the first quarter of 2007 as compared to the first quarter of 2006, while net premiums written increased by only 7.2% over the same period. This increase in gross premiums written was primarily attributable to an increase in international finance business, which was driven by strength in the global utility and infrastructure sectors. This growth was partially offset by a decrease in public finance business. The increase in net premiums written in the first quarter of 2007 as compared to the first quarter of 2006 was partially offset by higher ceded premiums related to the retrocession of two large policies that exceeded single risk limits.

Net premiums earned increased by 6.4% in the three months ended March 31, 2007, as compared to the same period in 2006, primarily as a result of growth of the in-force business (in particular, installment premiums business written in prior periods) as well as the reduction of earned ceded premiums associated with a commutation of certain reinsurance previously written with the Financial Lines segment.

Net losses and loss expenses for the first quarter of 2007, resulted in a small net reserve release compared to $4.1 million in losses in the same period in 2006. Lower net losses and loss adjustment expenses during the three months ended March 31, 2007, reflected no significant new case basis provisions during the three months ended March 31, 2007, combined with $3.3 million case reserve release.

For the three months ended March 31, 2007, acquisition costs were consistent with the same period in prior year.

Operating expenses increased by 33.7% in the first quarter of 2007, as compared to the first quarter of 2006. This increase was due primarily to increased costs associated with compensation, information technology and legal expenses.

Net investment income related to the financial guaranty business increased by 70.0% in the three months ended March 31, 2007, as compared to the same period in 2006, primarily as a result of increases in the average investment asset balances to $2.2 billion from $1.4 billion for the three months ended March 31, 2007 and 2006, respectively, combined with increased yields. The source of these additional assets was operating cash flows combined with the proceeds of the SCA IPO.

Net realized and unrealized gains on derivative instruments represent changes in the market value of the Company’s insured credit derivative portfolio. The net losses from derivatives for the three months ended March 31, 2007, increased as compared to the same period in the prior year as a result of widening credit spreads in the quarter.

The improvement in net realized and unrealized gains (losses) on investments for the three months ended March 31, 2007 compared to the same period in the prior year, primarily related to an investment impairment charge of $5.0 million in 2006.

Minority interest expense relating to the preferred shares of XLFA decreased by 50.7% due to restructuring of the agreement with the minority interest preferred shareholder. Minority interest expense relating to the common shares of Security Capital Assurance Ltd has increased following the SCA IPO in August 2006 and primarily represents the 37% ownership interest in Security Capital Assurance Ltd common shares held by the public.

Investment Activities

The following table illustrates the change in net investment income from general operations, net income from investment affiliates from general operations, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from general operations for the three months ended March 31, 2007 and 2006.

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006	% Change
Net investment income — general operations	$313,438	$260,359	20.4%
Net income from investment affiliates — general operations (1)	114,213	99,974	14.2%
Net realized gains on investments	9,292	22,765	(59.2)%
Net realized and unrealized gains on investment and other derivative instruments — general operations	4,681	29,923	(84.4)%

(1) The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

      Net investment income related to general operations increased in the first quarter of 2007 as compared to the first quarter of 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the total fixed income portfolio was 5.3% at March 31, 2007, as compared to 5.1% at March 31, 2006 due primarily to higher interest rates in the U.K. and Euro zone. The growth in the investment base primarily reflected the Company’s positive cash flow from operations.

Net income from investment affiliates increased in the first quarter of 2007 compared to the first quarter of 2006, due primarily to very strong performance in alternative fund affiliates and good performance in the private investment affiliates.

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

	(Unaudited) Three Months Ended March 31,
	2007 (1)	2006 (1)
Asset/Liability portfolios
USD fixed income portfolio	1.3%	0.2%
Non USD fixed income portfolio	0.0%	(0.9)%
Risk Asset portfolios
Alternative portfolio (2)	5.5%	4.3%
Equity portfolio	2.9%	8.6%
High-Yield fixed income portfolio	2.0%	2.0%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 28, 2007 and February 28, 2006, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized gains on investments in the first quarter of 2007 included net realized gains of $34.9 million from sales of investments and net realized losses of $25.6 million related to the write- down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net realized gains on investments in the first quarter of 2006 included net realized gains of $33.5 million from sales of investments and net realized losses of $10.7 million related to the write- down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; (v) expected future interest rate movements; and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

Net realized and unrealized on investment derivatives for the three months ended March 31, 2007, as well as the gains for the corresponding period in 2006, resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, credit risk and to replicate permitted investments.

Net Unrealized Gains and Losses on Investments

At March 31, 2007, the Company had net unrealized gains on fixed income and short-term securities of $31.0 million and net unrealized gains on equities of $182.3 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $274.2 million and $5.2 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2007, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.K. and the Euro zone interest rates increased during the three months ended March 31, 2007, which was the primary reason for the decline in the net unrealized position on fixed income securities.

At March 31, 2007, approximately 8,700 fixed income securities out of a total of approximately 17,300 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $2.9 million. Approximately 300 equity securities out of a total of approximately 1,400 securities were in an unrealized loss position at March 31, 2007, with the largest individual loss being $0.7 million.

The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2007 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2007	(Unaudited) Fair Value of Securities in an unrealized loss position at March 31, 2007
Fixed Income and
Short-Term	Less than six months	$120,526	$10,326,234
	At least 6 months but less than 12 months	45,505	1,783,754
	At least 12 months but less than 2 years	90,448	5,083,642
	2 years and over	17,729	1,094,750

	Total	$274,208	$18,288,380

Equities	Less than six months	$4,208	$86,519
	At least 6 months but less than 12 months	1,035	6,229

	Total	$5,243	$92,748

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at March 31, 2007:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2007	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2007
Less than 1 year remaining	$17,569	$956,695
At least 1 year but less than 5 years remaining	23,810	3,499,974
At least 5 years but less than 10 years remaining	51,404	3,190,796
At least 10 years but less than 20 years remaining	27,913	961,796
At least 20 years or more remaining	67,007	2,143,225
Mortgage and asset-backed securities	86,505	7,535,894

Total	$274,208	$18,288,380

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.2% of the total fixed income portfolio market value at March 31, 2007. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at March 31, 2007, $15.9 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2007	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2007
Less than six months	$6,292	$303,640
At least 6 months but less than 12 months	8,765	150,640
At least 12 months but less than 2 years	502	23,248
2 years and over	368	6,108

Total	$15,927	$483,636

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006	% Change
Net income (loss) from operating affiliates — general operations (1)	$45,193	$(7,450)	NM
Amortization of intangible assets	420	1,095	(61.6)%
Corporate operating expenses	31,006	49,142	(36.9)%
Interest expense–general operations	50,614	50,350	0.5%
Income tax expense (2)	72,676	66,621	9.1%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

(2)	Income tax expense does not include SCA’s income tax charge.

*	NM — Not Meaningful

Net income from operating affiliates was higher for the three months ended March 31, 2007, as compared to the same period in 2006. These results reflect strong returns from the Company’s investments in investment manager companies during the three months ended March 31, 2007, which represents the fourth quarter 2006 earnings of the underlying affiliates due to the lag in reporting.

Corporate operating expenses in the three months ended March 31, 2007 decreased compared to the three months ended March 31, 2006 primarily reflecting lower consulting and legal fees and a higher allocation charge to the operating segments.

Interest expense for the three months ended March 31, 2007 as compared to the same period in 2006 was consistent, as the outstanding debt balance and associated interest rates were relatively unchanged. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

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

At March 31, 2007 and December 31, 2006, total investments, cash and cash equivalents and net payable for investments purchased were $45.8 billion and $44.3 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)	(Unaudited) Fair Value at March 31, 2007	Percent of Total	Fair Value at December 31, 2006	Percent of Total
Cash and cash equivalents	$3,370,799	7.4%	$2,223,748	5.0%
Net payable for investments purchased	(550,000)	(1.1)%	(104,739)	(0.2)%
Short-term investments	1,898,587	4.1%	2,338,487	5.3%
Fixed maturities	36,988,922	80.8%	36,121,358	81.6%
Equity securities	908,379	2.0%	891,138	2.0%
Investments in affiliates	2,571,862	5.6%	2,308,781	5.2%
Other investments	566,517	1.2%	476,889	1.1%

Total investments and cash and cash equivalents	$45,755,066	100.0%	$44,255,662	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At March 31, 2007 and December 31, 2006, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at March 31, 2007, approximately 53.5% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.2% was below investment grade or not rated.

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

Unpaid losses and loss expenses totaled $22.8 billion at March 31, 2007, and $22.9 billion at December 31, 2006.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the three months ended March 31, 2007:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2006	$22,895,021	$(4,995,373)	$17,899,648
Losses and loss expenses incurred	1,252,407	(257,620)	994,787
Losses and loss expenses paid/recovered	1,384,815	(397,229)	987,586
Foreign exchange and other	43,410	11,305	54,715

Balance as at March 31, 2007	$22,806,023	$(4,844,459)	$17,961,564

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 10 to the Consolidated Financial Statements, each in the Company’s Form 10-K for the year ended December 31, 2006 for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first three months of the year, certain assets and liabilities have increased at March 31, 2007 compared to December 31, 2006. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to its insureds. Accordingly, the loss and loss expense reserves on the balance sheet represent the Company’s total unpaid gross losses. Unpaid losses and loss expenses recoverable relate to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

Unpaid losses and loss expenses recoverables were $4.9 billion at March 31, 2007 and $5.0 billion at December 31, 2006.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2007 and December 31, 2006.

(U.S. dollars in thousands)	(Unaudited) March 31, 2007	December 31, 2006
Reinsurance balances receivable	$1,041,562	$1,128,721
Reinsurance recoverable on future policy benefits	31,666	32,399
Unpaid losses and loss expenses recoverable	5,027,278	5,191,646
Bad debt reserve on unpaid losses and loss expenses and reinsurance balances recoverable	(206,403)	(218,343)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,894,103	$6,134,423

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

The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Historically, cash receipts from operations, consisting of premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Company.

Net cash from operations was $547.4 million in the first three months of 2007 compared with $490.2 million in the same period in 2006.

Capital Resources

At March 31, 2007, the Company had total shareholders’ equity of $11.3 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases are made from time to time in the open market or in privately negotiated transactions, and such repurchases are funded from cash and/or the proceeds from the issuance of securities such as the Series E Perpetual Non-Cumulative Preference Ordinary Shares (the “Series E

Preference Shares”) described below. The timing and amount of the share repurchases under the program depends on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program includes the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the three months ended March 31, 2007, the Company repurchased and cancelled approximately 3.2 million Class A ordinary shares for $221.2 million. Subsequent to March 31, 2007 through May 9, 2007, the Company repurchased an additional 3.9 million shares for $284.3 million.

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends on the Series E Preference Shares, if declared, will be payable commencing on October 15, 2007. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

On March 15, 2007, in connection with the sale of the Series E Preference Shares, the Company entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby the Company agreed for the initial benefit of the holders of the Company’s 6.375% senior notes due 2024 (the “Senior Notes”) that all or any part of the Series E Preference Shares will not be redeemed or purchased by the Company on or before April 15, 2047, unless during the six months on or prior to the date of that redemption or purchase, the Company receives a specified amount of proceeds from the sale of ordinary shares and certain other securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series E Preference Shares being redeemed or purchased at that time.

As at March 31, 2007, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.8 billion of which $3.4 billion in debt was outstanding. In addition, the Company had letter of credit facilities amounting to $6.3 billion of which $3.8 billion was utilized to provide letters of credit in issue at March 31, 2007, 4.3% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

On May 2, 2007, the Company issued $325.0 million aggregate principal amount of 6.25% Senior Notes due 2027, (“2027 Senior Notes”). The 2027 Senior Notes were issued at 99.805% and gross proceeds were $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15, and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make-whole redemption price. The Company may also redeem the Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at March 31, 2007:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
364-day revolver	$100,000	$—	2007	$—	$—	$—	$—
5 and 3-year revolvers	1,000,000	—	2007/10	—	—	—	—
5-year revolver	100,000	—	2010	—	—	—	—
5-year revolver (1)	250,000	—	2011	—	—	—	—
2.53% Senior Notes	825,000	825,000	2009	—	825,000	—	—
5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed Senior Notes	598,476	598,476	2012	—	—	—	600,000
5.25% Senior Notes	595,139	595,139	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

Total	$4,818,615	$3,368,615		$—	$825,000	$1,000,000	$1,550,000

“Commitment” and “In Use” data represent March 31, 2007 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1) Available for the SCA group only.

Credit facilities, contingent capital and other sources of collateral

At March 31, 2007, the Company had ten letter of credit facilities in place with total availability of $6.3 billion, of which $3.7 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration Per Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of credit facility	$200,000	$157,863	Continuous	$200,000
2 Letter of credit facilities	2,694	2,694	2007	2,694
Letter of credit facility (1)	100,000	—	2007	100,000
Letter of credit facility	150,000	150,000	2007	150,000
Letter of credit facility — SCA	250,000	171,947	2011			250,000
Letter of credit facility	885,478	794,303	2007	885,478
Letter of credit facility	500,000	445,723	2007	500,000
Letter of credit facility (1)	2,000,000	599,323	2007	2,000,000
Letter of credit facility (1)	2,250,000	1,427,791	2010			2,250,000

10 Letter of credit facilities	$6,338,172	$3,749,644		$3,838,172	$—	$2,500,000	$—

(1)	Of the total letter of credit facilities above, $1,000 million is also included in the revolvers under notes payable and debt.

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

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business may be adversely affected. The Company regularly evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating
Standard & Poor’s	A+	(Stable	)
Fitch	AA–	(Stable	)
A.M. Best	A+	(Stable	)
Moody’s Investor Services	Aa3	(Stable	)

The following are the current financial strength ratings from internationally recognized rating agencies in relation to the Company’s principal financial guaranty insurance and reinsurance subsidiaries:

Rating agency	Rating
Standard & Poor’s	AAA
Fitch	AAA
Moody’s Investor Services	Aaa

In addition, XL Capital Ltd had the following long term debt ratings as at March 31, 2007: “a–” (Stable) from A.M. Best, “A–” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases are made from time to time in the open market or in privately negotiated transactions, and those repurchases are funded from cash and/or the proceeds from the issuance of securities such as the Series E Perpetual Non-Cumulative Preference Ordinary Shares (the “Series E Preference Shares”) described above. The timing and amount of the share repurchases under the program depends on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program includes the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the three months ended March 31, 2007 the Company repurchased and cancelled approximately 3.2 million Class A ordinary shares for $221.2 million. Subsequent to March 31, 2007, through May 9, 2007 the Company repurchased an additional 3.9  million shares for $284.3 million. The Company has also repurchased shares from employees and directors in relation to withholding tax on restricted stock.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to natural catastrophes; (iii) the Company’s ability to realize the expected benefits of the collateralized quota share reinsurance treaty that it entered into in the fourth quarter of 2006 with respect to specified portions of its property catastrophe and retrocessional lines of business; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the

Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (xi) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xii) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xiii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiv) availability of borrowings and letters of credit under the Company’s credit facilities; (xv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xvi) acceptance of the Company’s products and services, including new products and services; (xvii) changes in the availability, cost or quality of reinsurance; (xviii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xix) loss of key personnel; (xx) the effects of mergers, acquisitions and divestitures; (xxi) changes in ratings, rating agency policies or practices; (xxii) changes in accounting policies or practices or the application thereof; (xxiii) legislative or regulatory developments; (xxiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxv) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxvi) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed, since December 31, 2006. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk”, presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2006.

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

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at March 31, 2007, based on a 95% confidence level with a one month holding period was approximately $486 million as compared to $602 milllion at December 31, 2006. The VaR of all investment relative derivatives excluding investments in affiliates and other investments was approximately $16 million as compared to $13 million at December 31, 2006. The Company’s investment portfolio VaR as at March 31, 2007 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at March 31, 2007, the Company would expect to lose approximately 5.3% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.3% at December 31, 2006. Given the investment portfolio allocations as at March 31, 2007, the Company would expect to gain approximately 16.7% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 16.5% at December 31, 2006. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

As at March 31, 2007, the value of the Company’s fixed income portfolio including cash and cash equivalents and net payable for investments purchased was $41.7 billion as compared to $40.6 billion at December 31, 2006. As at March 31, 2007, the fixed income portfolio consisted of approximately 90.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 90.8% as at December 31, 2006.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at March 31, 2007:

Total
AAA	53.5%
AA	17.0%
A	16.7%
BBB	10.6%
BB & below	2.2%
NR	0.0%

Total	100.0%

At March 31, 2007, the average credit quality of the Company’s total fixed income portfolio was “AA.”

As at March 31, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.0% of the total fixed income portfolio and approximately 11.5% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
General Electric Company	0.5%
Citigroup Inc.	0.5%
Goldman Sachs Group, Inc.	0.4%
Bank of America Corporation	0.4%
Morgan Stanley	0.4%
Wachovia Corporation	0.4%
Lehman Brothers Holdings Inc.	0.4%
Lloyds TSB Group plc	0.4%
HSBC Holdings plc	0.3%
Vodafone Group plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2007, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.2% or $1.8 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

As at March 31, 2007, the Company’s equity portfolio was $702 million as compared to $699 million as at December 31, 2006. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at March 31, 2007, the Company’s allocation to equity securities was approximately 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.6 % as at December 31, 2006.

As at March 31, 2007 and December 31, 2006, approximately 45% of the equity holdings were invested in U.S. companies. As at March 31, 2007, the top ten equity holdings represented approximately 5.1% of the Company’s total equity portfolio as compared to approximately 7.9% as at December 31, 2006.

The Company’s equity portfolio is exposed to equity price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $70.2 million as compared to $69.9 million as at December 31, 2006.

Alternative Investment Portfolio

The Company’s alternative investment portfolio had approximately 100 separate investments in different funds at March 31, 2007 with a total exposure of $2.1 billion making up approximately 4.5% of total investments compared to December 31, 2006, where the Company had approximately 80 separate fund investments with a total exposure of $1.9 billion representing approximately 4.3% of total investments.

At March 31, 2007, the alternative investment style allocation was 49% in Directional/tactical strategies, 22% in Event driven strategies, 22% in Arbitrage strategies, and 7% in Multi-strategy strategies. At December 31, 2006, the alternative investment style allocation was 44% in

Directional/tactical strategies, 24% in Event driven strategies, 24% in Arbitrage strategies, and 8% in Multi-strategy strategies.

Private Investment Portfolio

As at March 31, 2007, the Company’s exposure to private investments was $364.7 million compared to $330.2 million as at December 31, 2006. As at March 31, 2007, the Company’s exposure to private investments consisted of approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), compared to approximately 0.7% as at December 31, 2006.

Bond and Stock Index Futures Exposure

At March 31, 2007, bond and stock index futures outstanding had a net long position of $8.5 million as compared to $23.8 million at December 31, 2006. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $0.9 million as at March 31, 2007 and $2.4 million as at December 31, 2006, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Other Market Risks

Credit Default Swap and Financial Guaranty Credit Risk

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

With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company.

Counterparty Risk

The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general, however the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net payable on foreign exchange contracts as at March 31, 2007 was $322.4 million as compared to a net receivable of $211.5 million as at December 31, 2006, with a net unrealized loss of $4.6 million as compared to a net unrealized gain of $15.5 million as at December 31, 2006.

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

The Company manages its weather and energy risk portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management. At present the Company’s VaR related to these risks does not exceed $20.0 million in any one season.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege “loss causation,” but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed a second amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the Company filed a renewed motion to dismiss the Amended Complaint. Plaintiffs are required to serve their opposition to this motion by May 9, 2007. The Company and the defendant present and former officers and directors intend to vigorously defend the claims asserted against them.

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

In May 2005, the Company received a subpoena from the SEC and, in June 2005, a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, both of which sought documents and information relating to certain finite risk and loss mitigation insurance products. The Company provided the requested documents and information in 2005, and will continue to cooperate with any additional requests that may be received.

In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice and a subpoena from the SEC, both of which seek documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. The Company is fully cooperating with these investigations.

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

In August 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (FSH) (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL commenced in the latter part of 2005. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006 and on November 30, 2006, defendants filed motions to dismiss plaintiffs’ supplemental pleadings.

By Order dated February 16, 2007, the MDL was reassigned from Judge Faith Hochberg to Chief Judge Garrett Brown. By Order dated April 5, 2007, the Court dismissed plaintiffs’ Sherman Act and RICO claims without prejudice to their filing final amended pleadings. By Order dated April 11, 2007, the Court stayed all proceedings in the MDL, including discovery, pending the disposition of defendants’ anticipated motions to dismiss the final amended pleadings that are to be filed by plaintiffs in accordance with the Court’s April 5, 2007 Order. It is anticipated that, by May 2007, the Court will set a briefing schedule in connection with defendants’ motions to dismiss plaintiffs’ final amended pleadings.

On or about February 13, 2006, plaintiffs filed a motion seeking class certification. Defendants filed an opposition to the class certification motion, as well as a separate motion seeking to exclude the testimony of the expert witness upon whom plaintiffs have relied in seeking class certification. In accordance with the Court’s April 11, 2007 Order, consideration of plaintiffs’ class-certification motion is stayed pending disposition of defendants’ motions to dismiss plaintiffs’ final amended pleadings.

On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular

Complaint, which made the same basic allegations as those alleged in the MDL Amended Complaint, asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The New Cingular Lawsuit has been consolidated with the MDL for pretrial purposes. In or about December 2006, the three Lloyds Syndicates managed by a subsidiary of the Company including a Company-owned syndicate, were dismissed from the New Cingular Lawsuit in connection with a settlement reached between the plaintiffs and several of the Lloyds syndicates that were named as defendants therein. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. In accordance with the Court’s April 11, 2007 Order, all proceedings in the New Cingular Lawsuit, including discovery and motions by defendants to dismiss the New Cingular Amended Complaint, are currently stayed. No schedule has yet been set by the Court for the briefing of motions by defendants to dismiss the Amended Complaint.

The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 1A.     RISK FACTORS

Refer to Item 1A. Risk Factors in our Annual Report on form 10-K for the period year December 31, 2006 for further information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2007	190	69.00	—	$135.4 million
February 1-28, 2007	—	—	—	$1.0 billion
March 1-31, 2007	3,318,421	69.84	3,167,800	$778.8 million

Total	3,318,611	69.84	3,167,800	$778.8 million

(1)

All of the shares included in January and February and a portion of those repurchased in March were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s publicly announced share repurchase program.

(2)

On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. The new program included the unused amounts allocated to the share repurchase program authorized in January 2000. As of March 31, 2007, the Company could repurchase up to approximately $778.8 million of its equity securities under the share repurchase program.

ITEM 6.     EXHIBITS

4.1	Form of Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007.
4.2

Extract of the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of the Company’s Articles of Association held on March 12, 2007, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007.

10.1	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007.
31**	Rule 13a-14(a)/15d-14(a) Certifications.
32**	Section 1350 Certification.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)
Date: May 9, 2007	/s/ SOLID 0.50PT K;">BRIAN M. O’HARA
Brian M. O’Hara President and Chief Executive Officer
Date: May 9, 2007	/s/ SOLID 0.50PT K;">FIONA E. LUCK
Fiona E. Luck Executive Vice President and Chief Financial Officer