Form 10-Q
period 2007-06-30
XL CAPITAL LTD
filed 2007-08-01
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

As of August 1, 2007, there were 181,744,418 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I—FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Consolidated Balance Sheets as at June 30, 2007 (Unaudited) and December 31, 2006	3
	Consolidated Statements of Income for the Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Six Months Ended June 30, 2007 and 2006 (Unaudited)	6
	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	7
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	64
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 4.	Submission of Matters to a Vote of Security Holders	68
Item 6.	Exhibits	69
	Signatures	70

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2007, $36,412,501; 2006, $35,979,759)	$35,765,306	$36,121,358
Equity securities, at fair value (cost: 2007, $634,772; 2006, $705,517)	841,081	891,138
Short-term investments, at fair value (amortized cost: 2007, $1,847,943; 2006, $2,340,304)	1,854,625	2,338,487

Total investments available for sale	38,461,012	39,350,983
Investments in affiliates	3,150,499	2,308,781
Other investments (amortized cost: 2007, $545,785; 2006, $417,762)	638,519	476,889

Total investments	42,250,030	42,136,653
Cash and cash equivalents	2,744,352	2,223,748
Accrued investment income	448,651	432,618
Deferred acquisition costs	895,254	870,237
Prepaid reinsurance premiums	1,199,334	1,178,516
Premiums receivable	4,236,694	3,591,238
Reinsurance balances receivable	923,075	1,106,651
Unpaid losses and loss expenses recoverable	4,745,898	5,027,772
Goodwill and other intangible assets	1,806,450	1,818,096
Deferred tax asset, net	364,021	346,122
Other assets	582,924	577,219

Total assets	$60,196,683	$59,308,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$22,689,706	$22,895,021
Deposit liabilities	8,496,507	7,857,827
Future policy benefit reserves	6,700,987	6,476,057
Unearned premiums	5,659,415	5,652,897
Notes payable and debt	2,868,226	3,368,376
Reinsurance balances payable	927,288	902,841
Net payable for investments purchased	119,935	104,739
Other liabilities	1,210,082	1,357,825

Total liabilities	$48,672,146	$48,615,583

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) June 30, 2007	December 31, 2006
Commitments and Contingencies
Minority interest in equity of consolidated subsidiaries	$2,491	$562,121

Shareholders’ Equity:
Series A preference ordinary shares, 23,000,000 authorized, par value $0.01. Issued and outstanding: 2007 and 2006, 9,200,000	$92	$92
Series B preference ordinary shares, 27,000,000 authorized, par value $0.01. Issued and outstanding: 2007 and 2006, 11,500,000	115	115
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01. Issued and outstanding: 2007, 1,000,000 and 2006, nil	10	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01. Issued and outstanding: 2007, 181,884,099; 2006, 180,983,611	1,819	1,810
Additional paid in capital	7,970,863	6,451,569
Accumulated other comprehensive (loss) income	(210,086)	411,405
Retained earnings	3,759,233	3,266,175

Total shareholders’ equity	$11,522,046	$10,131,166

Total liabilities and shareholders’ equity	$60,196,683	$59,308,870

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$1,930,305	$1,984,590	$3,721,349	$3,803,139
Net investment income	567,215	473,622	1,120,307	937,364
Net realized gains (losses) on investments	18,296	(23,604)	27,588	(839)
Net realized and unrealized gains on derivative instruments	9,188	29,238	16,929	78,089
Net income from investment affiliates	67,043	28,849	185,979	135,242
Fee income and other	4,649	6,630	7,986	19,592

Total revenues	$2,596,696	$2,499,325	$5,080,138	$4,972,587

Expenses:
Net losses and loss expenses incurred	$941,948	$1,115,004	$1,936,735	$2,203,509
Claims and policy benefits	279,100	237,010	467,443	388,509
Acquisition costs	298,021	295,512	557,972	562,599
Operating expenses	306,552	279,464	587,055	541,025
Exchange losses	22,600	22,693	46,169	53,442
Interest expense	164,695	134,632	307,486	262,501
Amortization of intangible assets	420	420	840	1,515

Total expenses	$2,013,336	$2,084,735	$3,903,700	$4,013,100

Income before minority interest, income tax and net income from operating affiliates	$583,360	$414,590	$1,176,438	$959,487
Minority interest in net income of subsidiary	9,096	—	23,994	2,258
Income tax	61,288	66,437	134,043	133,073
Net income from operating affiliates	41,639	39,016	98,721	31,596

Net income	554,615	387,169	1,117,122	855,752
Preference share dividends	(10,080)	(10,080)	(22,869)	(20,160)

Net income available to ordinary shareholders	$544,535	$377,089	$1,094,253	$835,592

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	178,378	178,728	178,650	179,631

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	181,613	179,198	180,570	180,069

Earnings per ordinary share and ordinary share equivalent — basic	$3.05	$2.11	$6.13	$4.65

Earnings per ordinary share and ordinary share equivalent — diluted	$3.00	$2.10	$6.06	$4.64

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$554,615	$387,169	$1,117,122	$855,752
Change in net unrealized (depreciation) of investments, net of tax	(620,461)	(357,247)	(725,384)	(756,485)
Change in value on cash flow hedge	(114)	157	4,117	312
Foreign currency translation adjustments, net	65,455	85,762	95,284	96,998
Net unrealized gain (loss) on future policy benefit reserves	187	(10,401)	(273)	(12,910)
Realization of accumulated other comprehensive loss in SCA	4,953	—	4,953	—
Additional pension liability	—	—	(188)	—

Comprehensive income	$4,635	$105,440	$495,631	$183,667

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Series A, B and E Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issue of shares	10	—

Balance — end of period	$217	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,810	$1,795
Issue of shares	112	8
Exercise of stock options	7	2
Repurchase of shares	(110)	(1)

Balance — end of period	$1,819	$1,804

Additional Paid in Capital:
Balance — beginning of year	$6,451,569	$6,377,375
Issuance of Class A ordinary shares	871,123	51,122
Issuance of Series E preference ordinary shares	983,786	—
Repurchase of Class A ordinary shares	(368,539)	(2,199)
Stock option expense	8,459	11,856
Exercise of stock options	42,740	8,422
Net change in deferred compensation	(18,275)	(20,108)

Balance — end of period	$7,970,863	$6,426,468

Accumulated Other Comprehensive Income:
Balance — beginning of year	$411,405	$268,243
Net change in unrealized (losses) on investment portfolio, net of tax	(743,094)	(774,908)
Net change in unrealized gains on affiliate and other investments, net of tax	17,710	18,423
Change in value on cash flow hedge	4,117	312
Impact of net unrealized (loss) on future policy benefit reserves	(273)	(12,910)
Foreign currency translation adjustments	95,284	96,998
Realization of accumulated other comprehensive loss in SCA	4,953	—
Additional pension liability	(188)	—

Balance — end of period	$(210,086)	$(403,842)

Retained Earnings:
Balance — beginning of year	$3,266,175	$1,824,191
Net income	1,117,122	855,752
Dividends on Series A, B and E preference ordinary shares	(22,869)	(20,160)
Dividends on Class A ordinary shares	(138,306)	(134,885)
Repurchase of Class A ordinary shares	(462,889)	(2,251)

Balance — end of period	$3,759,233	$2,522,647

Total Shareholders’ Equity	$11,522,046	$8,547,284

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$1,117,122	$855,752
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(27,588)	839
Net realized and unrealized (gains) on derivative instruments	(16,929)	(78,089)
Amortization of (discounts) on fixed maturities	(37,443)	(1,206)
Net (income) from investment and operating affiliates	(284,700)	(166,838)
Amortization of deferred compensation	28,133	30,004
Accretion of convertible debt	722	481
Accretion of deposit liabilities	202,780	160,203
Unpaid losses and loss expenses	(129,473)	(441,066)
Future policy benefit reserves	68,415	60,019
Unearned premiums	815,040	888,142
Premiums receivable	(622,568)	(543,051)
Unpaid losses and loss expenses recoverable	271,572	415,205
Prepaid reinsurance premiums	(68,486)	(177,704)
Reinsurance balances receivable	185,373	40,543
Deferred acquisition costs	(142,823)	(89,499)
Reinsurance balances payable	23,683	(380,239)
Deferred tax asset	(25,973)	1,990
Other	(113,094)	186,653

Total adjustments	$126,641	$(93,613)

Net cash provided by operating activities	$1,243,763	$762,139

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$14,185,451	$11,074,558
Proceeds from redemption of fixed maturities and short-term investments	862,036	650,275
Proceeds from sale of equity securities	520,415	789,977
Proceeds from sale of SCA common shares, net of cash sold	(110,843)	—
Purchases of fixed maturities and short-term investments	(16,830,211)	(12,778,203)
Purchases of equity securities	(421,672)	(723,646)
Net acquisitions less dispositions of affiliates	111,270	186,969
Acquisition of subsidiaries, net of cash acquired	—	(12,600)
Other investments	(125,395)	(39,155)
Other assets	—	4,097

Net cash used in investing activities	$(1,808,949)	$(847,728)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and issuance of Class A ordinary shares	867,748	7,941
Proceeds from issuance of Series E preference ordinary shares	983,796	—
Repurchase of Class A ordinary shares	(831,538)	(4,451)
Dividends paid	(161,175)	(155,045)
Proceeds from issuance of debt	322,836	—
Repayment of debt	(825,000)	(45,291)
Deposit liabilities	435,284	(786,898)
Net cash flow on securities lending	53,409	(81,112)
Proceeds from issuance of SCA Series A perpetual preference shares	247,248	—
Dividends paid to minority shareholders of SCA	(16,130)	—

Net cash provided by (used in) financing activities	$1,076,478	$(1,064,856)
Effects of exchange rate changes on foreign currency cash	9,312	23,738

Increase (decrease) in cash and cash equivalents	520,604	(1,126,707)
Cash and cash equivalents — beginning of period	2,223,748	3,693,475

Cash and cash equivalents — end of period	$2,744,352	$2,566,768

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

  (a) Uncertain Tax Provisions

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

With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the major jurisdictions in which the Company operates for years prior to 2003 in the U.S. and 2001 in the U.K.

The U.K. taxation authority, HM Revenue and Customs, has currently ongoing examinations of the Company’s U.K. income tax returns for the years ended December 31, 2001 to December 31, 2004.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company did not have any accrued liabilities relating to interest and penalties as at June 30, 2007 or December 31, 2006, respectively.

3.   Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard permits fair value re- measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133; clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement was effective for all financial instruments acquired or issued after January 1, 2007. The Company has applied the fair value option to its investments in interest-only strips from the effective date of this standard. The fair value of interest only strips was $14.3 million and $17.3 million at June 30, 2007 and December 31, 2006, respectively. The application of the fair value option did not have a material impact on the Company’s financial condition and results of operations.

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

In December 2006, the FASB issued implementation guidance, FAS 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG B40), which limits the circumstances in which prepayment risk within a securitized interest would be considered an embedded derivative. To facilitate transition, securitized interests issued before June 30, 2007, containing insignificant embedded derivatives are not subject to paragraph 13(b). The Company is evaluating the provision of DIG B40 that becomes effective July 1, 2007. However, the Company does not expect the adoption of this provision to have a material impact on the Company’s financial condition or results of operations.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Recent Accounting Pronouncements (continued)

The Company is aware of the SEC’s review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. On April 18, 2007, the FASB issued its anticipated exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60”, which provides guidance for the accounting for financial guaranty insurance contracts under which it considers claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. This exposure draft was issued with a comment deadline of June 18, 2007. The Company is in the process of reviewing the exposure draft and will continue its loss reserving methodology as noted in Note 2 (k) of the Company’s Form 10-K for the year ended December 31, 2006, until further guidance is finalized by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $152.0 million and $262.7 million at June 30, 2007 and December 31, 2006, respectively.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity meets the definition of an investment company for financial reporting purposes and therefore should apply investment company accounting. In addition, the standard provides guidance to determine whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of a non-investment parent company or of an investor who has the ability to exercise significant influence over the investment company and accounts for its investment under the equity method. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. SOP 07-1 is not expected to have a material impact on the Company’s financial condition and results of operations.

4.   Segment Information

To better align the Company’s operating and reporting structure with its current strategy, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment are now managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to SCA. The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as a part of the Corporate segment that includes the general

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

investment and financing operations of the Company. In addition, the Company plans to exit the institutional investment business, which wrote such products as guaranteed investment contracts and funding agreements. This business is now reported separately within the Other Financial Lines segment.

On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to this date, SCA is no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA is now accounted for using the equity method of accounting. However, historical consolidated results of the Company will continue to include the separately reported net income of SCA through to June 6, 2007.

Given the changes in the Company’s operating and reporting structure as described above, the Company is now organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines—in addition to a Corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and contribution from both the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines(6)	SCA(7)	Total
Gross premiums written	$1,417,868	$526,318	$1,944,186	$234,961	$—	$52,025	$2,231,172
Net premiums written	1,105,242	399,291	1,504,533	224,487	—	45,720	1,774,740
Net premiums earned	1,052,700	598,449	1,651,149	239,853	—	39,303	1,930,305
Fee income and other	4,193	318	4,511	75	—	63	4,649
Net losses and loss expenses	659,421	280,299	939,720	279,100	—	2,228	1,221,048
Acquisition costs	129,931	141,693	271,624	23,615	—	2,782	298,021
Operating expenses (1)	165,303	47,002	212,305	10,182	—	19,476	241,963

Underwriting profit (loss)	$102,238	$129,773	$232,011	$(72,969)	$—	$14,880	$173,922
Exchange losses (gains)	7,817	16,429	24,246	(1,685)	—	39	22,600
Net investment income	—	—	322,997	95,949	—	22,343	441,289
Net results from structured products (8)	(735)	5,587	4,852	—	6,791	(61)	11,582

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$535,614	$24,665	$6,791	$37,123	$604,193

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(13,665)	$27,484
Net income from investment and operating affiliates (3)						—	108,682
Corporate operating expenses						—	55,524
Interest expense (4)						—	59,416
Minority interest						9,096	9,096
Income taxes & other						(6)	61,708

Net Income						$14,368	$554,615

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.6%	46.8%	56.9%
Underwriting expense ratio	28.0%	31.6%	29.4%

Combined ratio	90.6%	78.4%	86.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $18.3 million, net realized and unrealized gains on investment and other derivatives of $9.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss). Net realized gains on investments include an $81.3 million gain on the sale of SCA shares.

(3)	This includes $1.2 million in income from the Company’s investment in SCA, subsequent to June 6, 2007.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(5)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(6)

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements. For the three month period ending June 30, 2007, the net results from these structured products includes net investment income, interest expense and operating expenses of $94.9 million, $84.3 million, and $3.8 million, respectively.

(7)

Net income from SCA represents consolidated earnings for the period from April 1, 2007 through to June 6, 2007, and prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounts for its remaining investment in SCA using the equity method of accounting.

(8)

For the three month period ending June 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $31.0 million, $20.9 million, and $5.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Three months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance(5)	Reinsurance (5)(6)	Total P&C	Life Operations(6)	Other Financial Lines(7)	SCA(7)	Total
Gross premiums written	$1,389,370	$605,955	$1,995,325	$194,682	$—	$106,174	$2,296,181
Net premiums written	1,124,153	463,117	1,587,270	185,335	—	102,222	1,874,827
Net premiums earned	1,048,357	674,874	1,723,231	201,911	—	59,448	1,984,590
Fee income and other	7,489	(1,976)	5,513	128	—	989	6,630
Net losses and loss expenses	716,846	395,878	1,112,724	237,010	—	2,280	1,352,014
Acquisition costs	117,263	151,636	268,899	20,660	—	5,953	295,512
Operating expenses (1)	157,944	43,577	201,521	6,946	—	20,059	228,526

Underwriting profit (loss)	$63,793	$81,807	$145,600	$(62,577)	$—	$32,145	$115,168
Exchange losses (gains)	46,332	(20,906)	25,426	(2,864)	—	131	22,693
Net investment income (5)	—	—	261,361	87,379	—	16,451	365,191
Net results from structured products (8)	3,911	7,122	11,033	—	9,108	—	20,141

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$392,568	$27,666	$9,108	$48,465	$477,807

Corporate & other: (5)
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(10,416)	$5,634
Net income from investment and operating affiliates						—	67,865
Corporate operating expenses						—	43,169
Interest expense (3)						—	54,111
Income taxes & other						(203)	66,857

Net Income						$38,252	$387,169

Ratios — P&C operations: (4)
Loss and loss expense ratio	68.4%	58.7%	64.6%
Underwriting expense ratio	26.3%	29.0%	27.3%

Combined ratio	94.7%	87.7%	91.9%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized losses on investments of $23.6 million, net realized and unrealized gains on investment and other derivatives of $29.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(4)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(5)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(6)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(7)

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements. For the three month period ending June 30, 2006, the net results from these structured products includes net investment income, interest expense and operating expenses of $82.2 million, $71.3 million, and $1.8 million, respectively.

(8)

For the three month period ending June 30, 2006, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $26.3 million, $9.3 million, and $6.0 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information (continued)

Six months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines(6)	SCA(7)	Total
Gross premiums written	$2,997,274	$1,901,204	$4,898,478	$448,236	$—	$156,983	$5,503,697
Net premiums written	2,350,757	1,551,783	3,902,540	427,425	—	130,445	4,460,410
Net premiums earned	2,104,050	1,144,770	3,248,820	386,847	—	85,682	3,721,349
Fee income and other	7,285	489	7,774	149	—	63	7,986
Net losses and loss expenses	1,306,687	628,621	1,935,308	467,443	—	1,427	2,404,178
Acquisition costs	256,154	251,184	507,338	43,882	—	6,752	557,972
Operating expenses (1)	329,437	92,070	421,507	18,672	—	43,546	483,725

Underwriting profit (loss)	$219,057	$173,384	$392,441	$(143,001)	$—	$34,020	$283,460
Exchange losses (gains)	15,152	32,953	48,105	(1,975)	—	39	46,169
Net investment income	—	—	637,178	188,783	—	48,468	874,429
Net results from structured products (8)	1,794	15,410	17,204	—	15,952	(61)	33,095

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$998,718	$47,757	$15,952	$82,388	$1,144,815

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(20,482)	$44,517
Net income from investment and operating affiliates (3)						—	284,700
Corporate operating expenses						—	88,003
Interest expense (4)						—	110,030
Minority interest						23,994	23,994
Income taxes & other						73	134,883

Net Income						$37,839	$1,117,122

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.1%	54.9%	59.6%
Underwriting expense ratio	27.9%	29.9%	28.6%

Combined ratio	90.0%	84.8%	88.2%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $27.6 million, net realized and unrealized gains on investment and other derivatives of $16.9 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss). Net realized gains on investments includes an $81.3 million gain on the sale of SCA shares.

(3)	This includes $1.2 million in income from the Company’s investment in SCA, subsequent to June 6, 2007.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(5)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(6)

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements. For the six month period ending June 30, 2007, the net results from these structured products includes net investment income, interest expense and operating expenses of $182.5 million, $160.4 million, and $6.1 million, respectively.

(7)

Net income from SCA represents consolidated earnings for the period from January 1, 2007 through to June 6, 2007, and prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounts for its remaining investment in SCA using the equity method of accounting.

(8)

For the six month period ending June 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $63.4 million, $37.0 million, and $9.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2006
(U.S. dollars in thousands)
(Unaudited)

	Insurance (5)	Reinsurance (5) (6)	Total P&C	Life Operations (6)	Other Financial Lines (7)	SCA	Total
Gross premiums written	$2,967,616	$2,017,899	$4,985,515	$366,442	$—	$186,737	$5,538,694
Net premiums written	2,293,070	1,682,267	3,975,337	347,159	—	181,269	4,503,765
Net premiums earned	2,094,621	1,294,946	3,389,567	310,547	—	103,025	3,803,139
Fee income and other	15,541	1,608	17,149	194	—	2,249	19,592
Net losses and loss expenses	1,420,716	776,385	2,197,101	388,509	—	6,408	2,592,018
Acquisition costs	247,793	269,223	517,016	35,728	—	9,855	562,599
Operating expenses (1)	296,306	81,653	377,959	14,924	—	38,058	430,941

Underwriting profit (loss)	$145,347	$169,293	$314,640	$(128,420)	$—	$50,953	$237,173
Exchange losses (gains)	77,006	(17,422)	59,584	(6,238)	—	96	53,442
Net investment income (5)	—	—	523,478	168,010	—	31,815	723,303
Net results from structured products (8)	5,935	17,598	23,533	—	17,063	—	40,596

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$802,067	$45,828	$17,063	$82,672	$947,630

Corporate & other: (5)
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(19,586)	$77,250
Net income from investment and operating affiliates						—	166,838
Corporate operating expenses						—	94,659
Interest expense (3)						—	104,461
Minority interest						2,258	2,258
Income taxes & other						(188)	134,588

Net Income						$61,016	$855,752

Ratios — P&C operations: (4)
Loss and loss expense ratio	67.8%	60.0%	64.8%
Underwriting expense ratio	25.9%	27.1%	26.5%

Combined ratio	93.7%	87.1%	91.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized losses on investments of $0.8 million, net realized and unrealized gains on investment and other derivatives of $78.1 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(3)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(4)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(5)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(6)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(7)

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements. For the six month period ending June 30, 2006, the net results from these structured products includes net investment income, interest expense and operating expenses of $159.0 million, $136.9 million, and $5.0 million, respectively.

(8)

For the six month period ending June 30, 2006, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $55.1 million, $21.1 million, and $10.5 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Total
P&C Operations:
Casualty — professional lines	$363,209	$81,222	$—	$—	$444,431
Casualty — other lines	213,816	148,254	—	—	362,070
Property catastrophe	12,243	61,040	—	—	73,283
Other property	144,760	205,689	—	—	350,449
Marine, energy, aviation and satellite	172,509	35,891	—	—	208,400
Other specialty lines (1)	117,611	—	—	—	117,611
Other (2)	9,658	64,442	—	—	74,100
Structured Indemnity	18,894	1,911	—	—	20,805

Total P&C Operations	$1,052,700	$598,449	$—	$—	$1,651,149
Life operations	—	—	239,853	—	239,853
SCA	—	—	—	39,303	39,303

Total	$1,052,700	$598,449	$239,853	$39,303	$1,930,305

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Three months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance (4)	Reinsurance (3)(4)	Life Operations (3)	SCA	Total
P&C Operations:
Casualty — professional lines	$422,321	$96,088	$—	$—	$518,409
Casualty — other lines	209,373	199,212	—	—	408,585
Property catastrophe	25,089	68,758	—	—	93,847
Other property	141,294	167,699	—	—	308,993
Marine, energy, aviation and satellite	133,777	38,601	—	—	172,378
Other specialty lines (1)	93,984	—	—	—	93,984
Other (2)	3,297	79,496	—	—	82,793
Structured Indemnity	19,222	25,020	—	—	44,242

Total P&C Operations	$1,048,357	$674,874	$—	$—	$1,723,231
Life operations	—	—	201,911	—	201,911
SCA	—	—	—	59,448	59,448

Total	$1,048,357	$674,874	$201,911	$59,448	$1,984,590

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

(3)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(4)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Segment Information (continued)

Six months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Total
P&C Operations:
Casualty — professional lines	$723,744	$133,786	$—	$—	$857,530
Casualty — other lines	424,361	318,428	—	—	742,789
Property catastrophe	30,979	132,360	—	—	163,339
Other property	309,880	348,031	—	—	657,911
Marine, energy, aviation and satellite	343,579	67,125	—	—	410,704
Other specialty lines (1)	228,548	—	—	—	228,548
Other (2)	11,319	124,297	—	—	135,616
Structured Indemnity	31,640	20,743	—	—	52,383

Total P&C Operations	$2,104,050	$1,144,770	$—	$—	$3,248,820
Life operations	—	—	386,847	—	386,847
SCA	—	—	—	85,682	85,682

Total	$2,104,050	$1,144,770	$386,847	$85,682	$3,721,349

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Six months ended June 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance (4)	Reinsurance (3)(4)	Life Operations (3)	SCA	Total
P&C Operations:
Casualty — professional lines	$783,581	$178,456	$—	$—	$962,037
Casualty — other lines	412,690	377,546	—	—	790,236
Property catastrophe	40,858	122,802	—	—	163,660
Other property	299,234	352,155	—	—	651,389
Marine, energy, aviation and satellite	309,743	74,031	—	—	383,774
Other specialty lines (1)	200,205	—	—	—	200,205
Other (2)	14,122	162,020	—	—	176,142
Structured Indemnity	34,188	27,936	—	—	62,124

Total P&C Operations	$2,094,621	$1,294,946	$—	$—	$3,389,567
Life operations	—	—	310,547	—	310,547
SCA	—	—	—	103,025	103,025

Total	$2,094,621	$1,294,946	$310,547	$103,025	$3,803,139

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

(3)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(4)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Notes Payable and Debt and Financing Arrangements

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823 million.

On May 7, 2007, the Company issued $325.0 million aggregate principal amount of 6.25% senior notes due 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at 99.805% and gross proceeds were approximately $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15, and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make-whole redemption price. The Company may also redeem the 2027 Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

In addition, during March 2007 the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and will be amortized to interest expense over the 20-year term of the related debt.

On June 22, 2007, three facilities expired which included a $2 billion three-year unsecured credit and letter of credit facility, a $500 million 364-day letter of credit facility, and a bilateral 364-day $100 million credit and letter of credit facility.

On June 22, 2007, the Company closed a new $4 billion unsecured revolving credit and letter of credit facility. The new facility has a term of five years. The facility is available in the form of revolving credit in the amount of $1 billion (such limit is shared with the Company’s other syndicated revolving credit facility that closed in June 2005) and in the form of letters of credit in the aggregate amount of $4 billion. In addition, effective February 21, 2007, the Company amended the letter of credit facility supporting its syndicates at Lloyd’s of London by reducing the aggregate commitments from the participating banks from £500 million to £450 million.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Share Capital

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

In connection with the maturity of the purchase contracts associated with the 6.5% Units, the Company issued 10,799,913 shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

During the first quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of Class A ordinary shares. Under the program, the Company repurchased and cancelled 10.9 million shares for $823.1 million in the first six months of 2007. Subsequent to June 30, 2007 through August 1, 2007, the Company repurchased an additional 0.2 million shares for $15.8 million.

On July 13, 2007, the Company announced its intention to redeem all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”). The redemption date for the Series A Preference Shares will be August 14, 2007, and the redemption price will be approximately $25.24 per Series A Preference Share including accrued dividends. In the event that all of the outstanding Series A Preference Shares are surrendered for redemption, the aggregate redemption price would be approximately $232.2 million.

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

8.   Sale of Shares in Security Capital Assurance (“SCA”)

On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Accordingly, SCA is no longer a consolidated subsidiary or operating segment of the Company and the Company now accounts for its remaining investment in SCA using the equity method of accounting. As at June 30, 2007, the carrying value of SCA recorded as part of investments in affiliates was $658.2 million.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Sale of Shares in Security Capital Assurance (“SCA”) (continued)

Upon completion of the secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd, the Company received proceeds, net of offering costs, of approximately $316.3 million, of which $288.1 million was received before June 30, 2007. The transaction resulted in a gain on sale of $81.3 million, representing the difference between the carrying value of the SCA shares sold and the secondary proceeds, net of offering costs. This gain includes the realization of $5.0 million of SCA’s other comprehensive loss, which had no effect on shareholders’ equity.

The Company continues to provide reinsurance coverage to SCA designed to retain specific risks and related liabilities with the Company. In addition, the Company has entered into service agreements to both provide and receive certain services for a limited period of time. For the current quarter, until the partial disposition of the Company’s investment in SCA on June 6, 2007 the impact of these arrangements was eliminated on consolidation. Subsequent to that date, the amounts recorded by the Company from these arrangements were de minimis. Further detail of the specifics of the contractual agreements with SCA are described in Note 3 to the Company’s financial statements at December 31, 2006 as presented in its Annual Report on Form 10-K at that date.

9.   Computation of Earnings per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per ordinary share and ordinary share equivalents:
Net income	$554,615	$387,169	$1,117,122	$855,752
Less: preference share dividends	(10,080)	(10,080)	(22,869)	(20,160)

Net income available to ordinary shareholders	$544,535	$377,089	$1,094,253	$835,592

Weighted average ordinary shares outstanding	178,378	178,728	178,650	179,631
Basic earnings per ordinary share & ordinary share equivalents outstanding	$3.05	$2.11	$6.13	$4.65

Diluted earnings per ordinary share and ordinary share equivalents:
Net income	$554,615	$387,169	$1,117,122	$855,752
Less: preference share dividends	(10,080)	(10,080)	(22,869)	(20,160)

Net income available to ordinary shareholders	$544,535	$377,089	$1,094,253	$835,592

Weighted average ordinary shares outstanding — basic	178,378	178,728	178,650	179,631
Impact of share based compensation and certain conversion features (1) (2)	3,235	470	1,920	438

Weighted average ordinary shares outstanding — diluted	181,613	179,198	180,570	180,069

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$3.00	$2.10	$6.06	$4.64

Dividends per ordinary share	$0.38	$0.38	$0.76	$0.76

(1)	Net of shares repurchased under the treasury stock method.

(2)

Includes the application of the “if converted” method of accounting for the 6.5% Units for the period from the announcement of the Company’s intent to participate in the remarketing of the 2009 Senior Notes until the settlement of the related share purchase contracts.

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

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2007 and 2006:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended June 30,
	2007	2006
Net income available to ordinary shareholders	$544,535	$377,089

Earnings per ordinary share and ordinary share equivalents — basic	$3.05	$2.11
Earnings per ordinary share and ordinary share equivalents — diluted	$3.00	$2.10
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,378	178,728
Weighted average number of ordinary shares and ordinary share equivalents — diluted	181,613	179,198

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2007 and 2006:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Six Months Ended June 30,
	2007	2006
Net income available to ordinary shareholders	$1,094,253	$835,592

Earnings per ordinary share and ordinary share equivalents — basic	$6.13	$4.65
Earnings per ordinary share and ordinary share equivalents — diluted	$6.06	$4.64
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,650	179,631
Weighted average number of ordinary shares and ordinary share equivalents — diluted	180,570	180,069

The Company’s net income and other financial measures as shown below for the three and six months ended June 30, 2007 have been affected, among other things, by the following significant items:

1) Continuing competitive underwriting environment

Insurance

In the first six months of 2007, many lines of business within the Insurance segment have continued to experience rate declines as well as increased competition as the insurance market has continued to soften. While the Company has seen rates across the market in professional and certain casualty lines decline by as much as 10 to 15%, year-to-date renewal rate changes on business written in these lines have decreased by roughly 5 to 10%. In addition, aerospace has experienced pricing erosion of up to 10%, while property rates have decreased between 5 to 10%. However, the Insurance segment has managed to write new business lines and achieve higher renewal retentions within its casualty book of business as well as write increased levels of long-term agreements within property lines of business. In addition, certain marine and offshore energy premium writings have grown along with continued expansion of the excess and surplus book of business in the U.S.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the six month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Six Months Ended June 30, 2007			(Unaudited) Six Months Ended June 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$763,009	$691,516	$723,744	$800,432	$786,741	$783,581
Casualty — other lines	824,203	558,684	424,361	743,853	489,719	412,690
Property catastrophe	15,044	(10,715)	30,979	83,711	50,500	40,858
Other property	577,268	442,179	309,880	507,630	376,100	299,234
Marine, energy, aviation, and satellite	436,657	337,482	343,579	494,298	346,857	309,743
Other specialty lines (1)	333,573	286,060	228,548	302,819	211,009	200,205
Other (2)	6,851	8,512	11,319	(1,836)	(496)	14,122
Structured indemnity	40,669	37,039	31,640	36,709	32,640	34,188

Total	$2,997,274	$2,350,757	$2,104,050	$2,967,616	$2,293,070	$2,094,621

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

The Reinsurance segment has experienced a similar decline in premium rates as the Insurance segment, although at a slower pace, and overall the reinsurance industry continues to be impacted by supply and demand forces within the marketplace. On a year-to-date basis for 2007, most lines of business within the Reinsurance segment have experienced pricing erosion, increased retentions by cedants and competitive pressures in the form of other reinsurers, capital markets, and local governments. Renewals and new business continue to be assessed against internal hurdle rates with a continued focus on underwriting discipline. Within U.S. catastrophe exposed property lines of business, rates are down approximately 5 to 10% off prior highs for wind exposure while rates for U.S. earthquake remain flat to down 5%. For non-U.S. non-catastrophe property lines of business, increased competition has also led to price reductions of approximately 10 to 15%. Ocean marine pricing rates have fallen by approximately 10% except on programs that have experienced adverse claims. In addition, casualty pricing trends in the Reinsurance segment have generally followed those of the Insurance segment with an overall deterioration in rates and pressures on terms and conditions. Within the aviation market, rate reductions in the region of 5 to 10% continue to be experienced, although the declines experienced are less than those in the primary insurance market.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the six month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Six Months Ended June 30, 2007			(Unaudited) Six Months Ended June 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$157,875	$161,585	$133,786	$209,982	$209,420	$178,456
Casualty — other lines	396,130	377,917	318,428	456,352	418,988	377,546
Property catastrophe	405,776	231,794	132,360	332,532	189,491	122,802
Other property	572,739	453,749	348,031	522,966	432,797	352,155
Marine, energy, aviation, and satellite	107,037	93,403	67,125	127,920	103,925	74,031
Other (1)	243,547	215,235	124,297	337,530	297,029	162,020
Structured Indemnity	18,100	18,100	20,743	30,617	30,617	27,936

Total	$1,901,204	$1,551,783	$1,144,770	$2,017,899	$1,682,267	$1,294,946

(1)	Other includes employers’ liability, surety, political risk and other lines.

2) Favorable prior year reserve development

During the first six months of 2007, the Company had net favorable prior year reserve development in property and casualty operations of $188.8 million compared to net adverse prior year reserve development of $26.1 million for the same period in 2006. Reinsurance favorable development accounted for $124.9 million of the release in 2007, while favorable development within the Insurance segment totaled $63.9 million for the same period. The Reinsurance segment released reserves primarily in property and other short-tail lines of business of $95.2 million and $38.8 million in casualty and other lines, offset by adverse prior year development of $9.1 million within the structured indemnity line of business. The Insurance segment reserve releases consisted mainly of $87.3 million in certain property and casualty lines of business and was offset by net adverse development of $23.4 million in specialty and other lines. For further details see the segment results in the Statement of Income Analysis below.

3) Growing asset base and positive contribution from investment and operating affiliates

Net investment income was $1.12 billion for the six months ended June 30, 2007 compared to $937.4 million for the same period in 2006. This increase resulted from a larger investment base combined with higher investment yields. The increase in the size of the investment portfolio resulted primarily from positive cash flow from operations for the twelve months ended June 30, 2007 and various capital and financing activities, offset by ordinary share repurchases.

Net income from investment affiliates was $186.0 million for the six months ended June 30, 2007 compared to $135.2 million for the same period in 2006. These results are due primarily to very strong results in the alternative portfolio.

Net income from operating affiliates was $98.7 million for the six months ended June 30, 2007 compared to $31.6 million for the same period in 2006. Operating affiliates include investment manager affiliates, financial affiliates, and certain other strategic operating affiliates. These results reflect strong returns from the Company’s investment manager affiliates during the fourth quarter of 2006 and the first quarter of 2007.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Three Months Ended June 30,
	2007	2006
Underwriting profit — property and casualty operations	$232,011	$145,600
Combined ratio — property and casualty operations	86.3%	91.9%
Net investment income — property and casualty operations (1)	$322,997	$261,361

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Six Months Ended June 30,
	2007	2006
Underwriting profit — property and casualty operations	$392,441	$314,640
Combined ratio — property and casualty operations	88.2%	91.3%
Net investment income — property and casualty operations (1)	$637,178	$523,478
Annualized return on average ordinary shareholders equity	22.3%	20.9%

	(Unaudited) June 30, 2007	December 31, 2006
Book value per ordinary share	$55.01	$53.12
Fully diluted book value per ordinary share (2)	$54.74	$53.01

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

Fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

Underwriting profit — property and casualty operations

One way the Company evaluates the performance of its property and casualty insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and six months period ended June 30, 2007 are primarily reflective of the combined ratio discussed below.

Combined ratio — property and casualty operations

The combined ratio for property and casualty operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and six months ended June 30, 2007, is lower than the same periods in the previous year, primarily as a result of a lower loss and loss expenses ratio partially offset by a higher underwriting expense ratio. The lower loss and loss expense ratio has resulted from net favorable prior year development in the first six months of 2007 while the first six months of 2006 included net adverse development, primarily on the 2005 Hurricanes. The increased underwriting expense ratio has been driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium earned.

Net investment income — property and casualty operations

Net investment income from the Company’s property and casualty operations, excluding net investment income from structured products, is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected by the size of the portfolio and also the level of market interest rates. The average size of the investment portfolio during the three and six months ended June 30, 2007, increased as compared to the same periods in 2006, mainly due to positive operating cash flow and positive net cash flow from the Company’s capital and financing activities. Portfolio yields have increased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are higher than on securities previously held, as prevailing market interest rates have increased in 2007 across most major geographies.

Book value per ordinary share and fully diluted book value per ordinary share

Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and also the impact of any share repurchase or issuance activity. Book value per ordinary share has increased by $1.89 in the first six months of 2007 as compared to a marginal increase of $0.20 in the first six months of 2006. The factors noted above have created strong net income of $1.1 billion for the six months of 2007, which increased book value. However, partially offsetting this increase in book value was a decrease in unrealized gains on investments of $720.4 million, net of tax, largely during the second quarter of 2007. The decrease in unrealized gains on investments was primarily as a result of an increasing interest rate environment experienced across most major geographies. In addition, book value per ordinary share increased in connection with the issuance of Class A ordinary shares upon maturity of the purchase contracts associated with the 6.5% Units, as the ordinary shares were issued at a premium to book value. However, this increase was essentially neutralized due to the Company’s share repurchase activity as the price paid for such shares was at a premium to book value.

As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share has increased by $1.73 in the first six months of 2007 primarily as a result of the factors noted above and offset by the dilutive impact of in-the-money stock options as a result of a higher stock price at June 30, 2007 as compared to December 31, 2006.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006. That discussion is updated with the disclosures set forth below.

Launch of Refined Strategy

In the second quarter of 2007, the Company announced a refined strategy that will focus on its insurance, reinsurance and life reinsurance operations. Thus, the Company will no longer pursue diversification outside of its insurance and reinsurance platforms unless it meets high hurdle rates and is connected to its business. Accordingly, the following product lines or transactions previously managed by and reported via the Financial Lines Segment are now, depending on the nature of the business written, managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to SCA. The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. The Company will exit and run-off the political risk insurance business, but will remain in the political risk reinsurance business. In addition, the Company plans to exit the institutional investment business which wrote such products as guaranteed investment contracts and funding agreements. This business is now reported separately within the Other Financial Lines segment.

In addition, in connection with its refined strategy, the Company completed the secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd and received proceeds, net of offering costs, of approximately $316.3 million and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to the effective date of sale, June 6, 2007, SCA is no longer a consolidated subsidiary or operating segment of the Company and its remaining investment in SCA is now accounted for using the equity method of accounting.

Ratings and Capital Management

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating was downgraded, its ability to write business may be adversely affected.

The Company regularly evaluates the efficiency of its capital structure and its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company continues to address these needs by monitoring various risk management measures and capital structuring initiatives intended to reduce volatility while, at the same time, improve the quality of the Company’s risk adjusted returns. The Company addressed these needs during the six months ended June 30, 2007 with several key transactions described below.

On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases have been made from time to time in the open market or in privately negotiated transactions, and those repurchases have been funded from cash and/or the proceeds from the issuance of securities such as the Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares described below. The timing and amount of the share repurchases under the program has depended on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the six months ended June 30, 2007, the Company repurchased and cancelled approximately 10.9 million Class A ordinary shares for $823.1 million. Subsequent to June 30, 2007 through August 1, 2007, the Company repurchased an additional 0.2 million shares for $15.8 million.

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

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823.0 million.

On June 6, 2007, the Company completed a secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd. The Company received proceeds, net of offering costs, of approximately $316.3 million and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to the effective date of sale, June 6, 2007, SCA is no longer a consolidated subsidiary or operating segment of the Company and its remaining investment in SCA is now accounted for using the equity method of accounting. The combined impact of the sale on net income was a gain of $81.3 million, which includes the realization of $5.0 million of SCA’s other comprehensive loss.

On May 7, 2007 the Company issued $325.0 million aggregate principal amount of 6.25% Senior Notes due 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at 99.805% and gross proceeds were approximately $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15 and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make- whole redemption price. The Company may also redeem the Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

On July 13, 2007, the Company announced its intention to redeem all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”). The redemption date for the Series A Preference Shares will be August 14, 2007, and the redemption price will be approximately $25.24 per Series A Preference Share including accrued dividends. In the event that all of the outstanding Series A Preference Shares are surrendered for redemption, the aggregate redemption price would be approximately $232.2 million.

Management Changes

On July 10, 2007, the Company announced the hiring of Mr. Brian Nocco who will serve as the Company’s Chief Financial Officer effective August 10, 2007. Ms. Fiona Luck will continue to serve as the Company’s Interim Chief Financial Officer until the effective date, after which she will continue in her role as the Company’s Chief of Staff.

Financial Reporting and Controls Initiative

The Company has in place and continues to develop programs and initiatives aimed at enhancing its operational efficiency and effectiveness. In particular, the Company continues to make significant investments in information technology and related systems in order to develop and implement a new framework for Financial Reporting and Controls (“FR&C”) which will lead a transformation of the Company’s financial architecture. While the primary focus of FR&C will be to implement a new chart of accounts and technical architecture centered around an upgraded general ledger system, the Company expects to benefit from a stronger control environment and greater flexibility in its ability to analyze financial information.

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

Statement of Income Analysis

Segment Results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

To better align the Company’s operating and reporting structure with its current strategy, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment are now, depending on the nature of the business written, managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to SCA. The earnings on the Company’s investment in Primus and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. In addition, the Company plans to exit the institutional investment business which wrote such products as guaranteed investment contracts and funding agreements. This business is now reported separately within the Other Financial Lines segment.

On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Accordingly, SCA is no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA is now accounted for using the equity method of accounting. However, historical consolidated results of the Company will continue to include the separately reported net income of SCA through to June 6, 2007.

Given the changes in the Company’s operating and reporting structure as described above, the Company is now organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines — in addition to a corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and contribution from both the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Insurance

General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, marine, equine and certain other insurance coverages including program business. In addition, certain structured indemnity products structured by XLFS are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2007	2006 (1)
Gross premiums written	$1,417,868	$1,389,370	2.1%
Net premiums written	1,105,242	1,124,153	(1.7)%
Net premiums earned	1,052,700	1,048,357	0.4%
Fee income and other	4,193	7,489	(44.0)%
Net losses and loss expenses	659,421	716,846	(8.0)%
Acquisition costs	129,931	117,263	10.8%
Operating expenses	165,303	157,944	4.7%

Underwriting profit	$102,238	$63,793	60.3%

Exchange losses	$7,817	$46,332	(83.1)%
Net results — structured products	$(735)	$3,911	NM *

(1)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

*	NM — Not Meaningful

Gross premiums written increased by 2.1% during the three months ended June 30, 2007 compared with the three months ended June 30, 2006, while net premiums written decreased by 1.7% during the same period. Despite an overall softening market across most lines of business, gross premiums written were driven higher primarily as a result of growth in new business and higher renewal retentions within certain casualty lines, continued growth of the excess and surplus book of business in the U.S. and certain adjustments to accrued property premium estimates. In addition, an increase in the value of the European currencies relative to the U.S. dollar has contributed $31.0 million to the increase in gross premiums written in the second quarter of 2007. Offsetting these favorable variances were decreases in aerospace and professional lines as a result of softening prices and increased competition in the marketplace combined with the runoff of certain property catastrophe program exposures. The decrease in net premiums written compared to the same period in 2006 was primarily due to return ceded premiums associated with a professional lines commutation in the second quarter of 2006 combined with ceded premium adjustments recorded in the second quarter of 2007 relating to long-term agreements that carry a high cession ratio. The decrease in net premiums written was partially offset by reductions to ceded premium reflecting the discontinuance of an automobile warranty captive reinsurance arrangement as well as higher ceded aerospace reinstatement premiums in 2006 related to certain losses during that period.

Net premiums earned increased slightly by 0.4% in the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The increase resulted primarily from the factors affecting gross premiums written noted above and was partially offset by factors impacting ceded premiums in the prior year noted above.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,
	2007	2006
Loss and loss expense ratio	62.6%	68.4%
Underwriting expense ratio	28.0%	26.3%

Combined ratio	90.6%	94.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended June 30, 2007 decreased compared with the three months ended June 30, 2006, primarily due to net favorable prior period development of $43.7 million as compared to net adverse development of $4.8 million in the same period of the prior year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30, 2007
	2007	2006
Property	$(31.0)	$(12.2)
Casualty and professional	(5.3)	6.6
Specialty and other	(7.4)	10.4

Total	$(43.7)	$4.8

Loss and loss expense ratio excluding prior year development and reinstatement premium	66.8%	67.9%

In property lines, net prior period reserve releases for the quarter ended June 30, 2007 resulted from favorable loss experience of the Company’s actual versus expected analysis in the quarter. Net releases in specialty and other lines represented positive development related to marine exposures, partially offset by adverse development in surety.

The increase in the underwriting expense ratio in the three months ended June 30, 2007, compared to the same period in 2006 was due to an increase in the acquisition expense ratio of 1.1 points (12.3% as compared to 11.2%), combined with an increase in the operating expense ratio of 0.6 points (15.7% as compared to 15.1%). The acquisition expense ratio increased mainly due to the impact on premium of the professional commutation in 2006 which had no associated acquisition costs, along with higher U.S. guarantee fund assessments in the second quarter of 2007. The increase in the operating expense ratio was due primarily to higher corporate expense allocations and slightly higher compensation costs compared to the same quarter in the prior year as overall headcount has grown to support new segment initiatives.

Foreign exchange losses in the three months ended June 30, 2007 and 2006, relate to the weakening of the U.S. dollar against the U.K. Sterling and the Euro. This decrease is less than in prior periods due to actions taken by the Company to reduce foreign currency exposures related to certain inter-company transactions.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the three months ended June 30, 2007, have decreased compared to the same period in 2006 due to the accelerated earnings in 2006 resulting from a commutation and an accretion adjustment in the three months ended June 30, 2007 based on changes in expected cash flows.

Reinsurance

Reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. In addition, the results of certain transactions structured by XLFS that are generally written on an aggregate stop loss or excess of loss basis are included within the results of the Reinsurance segment. The Company’s property reinsurance business generally has loss experience characterized as low frequency and high severity, which, if incurred, can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2007	2006 (1)
Gross premiums written	$526,318	$605,955	(13.1)%
Net premiums written	399,291	463,117	(13.8)%
Net premiums earned	598,449	674,874	(11.3)%
Fee income and other	318	(1,976)	NM *
Net losses and loss expenses	280,299	395,878	(29.2)%
Acquisition costs	141,693	151,636	(6.6)%
Operating expenses.	47,002	43,577	7.9%

Underwriting profit	$129,773	$81,807	58.6%

Exchange losses (gains)	$16,429	$(20,906)	NM *
Net investment results — structured products	$5,587	$7,122	(21.6)%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current management responsibilities. In addition, certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Reinsurance and Insurance segments based on the nature of the business written.

*	NM — Not Meaningful

Gross and net premiums written decreased by 13.1% and 13.8%, respectively, in the second quarter of 2007 as compared to the second quarter in 2006. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting levels as well as certain reinstatement premium adjustments recorded in the second quarter of 2006. In addition, cedants continue to retain more risk than in prior years. These decreases were partially offset by pricing and volume increases in certain property treaties combined with favorable foreign exchange movements. Pricing erosion was experienced across most lines of business but was most significant in U.S. casualty lines. Net premiums written reflect the above changes in gross premiums written combined with higher retentions and lower cost of certain external retrocessions.

Net premiums earned in the second quarter of 2007 decreased 11.3% as compared to the second quarter of 2006. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,
	2007	2006
Loss and loss expense ratio	46.8%	58.7%
Underwriting expense ratio	31.6%	29.0%

Combined ratio	78.4%	87.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the three months ended June 30, 2007, compared to the same three months ended June 30, 2006, primarily reflects net favorable prior year loss development. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30, 2007
	2007	2006
Property and other short-tail lines	$(48.5)	$(13.6)
Casualty and other	(31.9)	(7.3)
Structured Indemnity	—	23.9

Total	$(80.4)	$3.0

Loss and loss expense ratio excluding prior year development and reinstatement premium	60.3%	59.0%

For the three months ended June 30, 2007, property and other short-tail lines reserve releases were seen largely in property risk portfolios due to favorable attritional loss development while casualty releases related both to U.S. and non-U.S. source exposures.

The increase in the underwriting expense ratio in the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, was due to an increase in both operating expense and acquisition expense ratios to 7.9% and 23.7%, respectively, as compared with 6.5% and 22.5%, respectively, in the second quarter of 2006. The increase in the operating expense ratio was primarily due to higher corporate allocations and a lower level of net premiums earned. The increase in the acquisition expense ratio was primarily due to a slight change in the mix of business written against lower net premiums earned, and offset by a commission accrual adjustment booked in the second quarter of 2006.

Foreign exchange losses in the three months ended June 30, 2007 and gains in the three months ended June 30, 2007 were due primarily to the decline in the value of the U.S. dollar against the U.K. sterling and the Euro. The change is due to the restructure of the Company’s European reinsurance operations at the end of 2006 where the functional currency of certain subsidiaries changed.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended June 30, 2007, have decreased compared to the same period in 2006 due to a higher accretion rate recorded on deposit liabilities in the second quarter of 2007 relating to certain structured workers’ compensation coverage.

Life Operations

Business written by the Life Operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30		% Change
	2007	2006 (1)
Gross premiums written	$234,961	$194,682	20.7%
Net premiums written	224,487	185,335	21.1%
Net premiums earned.	239,853	201,911	18.8%
Fee income and other	75	128	(41.4)%
Claims and policy benefits	279,100	237,010	17.8%
Acquisition costs.	23,615	20,660	14.3%
Operating expenses	10,182	6,946	46.6%
Exchange (gains)	(1,685)	(2,864)	(41.2)%
Net investment income	95,949	87,379	9.8%

Contribution from Life Operations	$24,665	$27,666	(10.8)%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30, 2007			(Unaudited) Three Months Ended June 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$87,562	$86,382	$101,748	$68,595	$68,327	$84,903
Annuity	147,399	138,105	138,105	126,087	117,008	117,008

Total	$234,961	$224,487	$239,853	$194,682	$185,335	$201,911

Gross premiums written relating to annuity business increased in the three months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of $94.6 million from a single Irish immediate annuity contract written during the second quarter of 2007 as compared to $76.5 million in the second quarter of 2006, an increase in other life business of 27.7% due to the growth in the underlying book of term assurance treaties, as well as favorable foreign exchange rate movements. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the second quarter of 2007 increased 18.8% as compared to the second quarter of 2006. This increase was consistent with the increase in gross and net premiums written as described above.

Increases in claims and policy benefits are consistent with the increase in gross and net premiums written. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended June 30, 2007, acquisition costs increased by 14.3% related to higher business volume from the book of regular term and critical illness business and higher costs related to short-term accident and health business. Operating expenses increased in the second quarter of 2007 compared to the same period in 2006, due to higher corporate allocations in relation to growth in the business and hence growth in headcount as well as severance costs relating to the discontinuance of the Life Fund Integration strategy.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 9.8% in the three months ended June 30, 2007, as compared to the same period in 2006, primarily as a result of increases in the average investment balances to $7.1 billion from $6.5 billion for the three months ended June 30, 2007 and 2006, respectively, and favorable foreign exchange rate movements.

Other Financial Lines

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements that the Company intends to sell or place into run-off. For the three month period ended June 30, 2007, the net results from these structured products were $6.8 million and included net investment income, interest expense and operating expenses of $94.9 million, $84.3 million, and $3.8 million, respectively, while the results for the same period in 2006 were $9.1 million and included net investment income, interest expense and operating expenses of $82.2 million, $71.3 million, and $1.8 million, respectively. For the three months ended June 30, 2007, investment income increased primarily as a result of increased yields while interest expense was higher due to an associated increase in crediting rates related to the guaranteed investment contract and funding agreement deposit liabilities. Operating expenses increased by $2.0 million during the second quarter of 2007 as compared to the second quarter of 2006 primarily due to the reclassification of certain contract expenses and partially offset by reduced corporate allocations.

SCA

On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to this date, SCA is no longer a consolidated subsidiary or an operating segment of the Company and its remaining investment in SCA is now accounted for using the equity method of accounting.

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

The following table summarizes the contribution and net income from SCA for the period from April 1 to June 6, 2007 along with comparative results for the second quarter of 2006:

(U.S. dollars in thousands)	(Unaudited) April 1 to June 6,	(Unaudited) Three Months Ended June 30,
	2007	2006	% Change
Gross premiums written	$52,025	$106,174	(51.0)%
Net premiums written	45,720	102,222	(55.3)%
Net premiums earned	39,303	59,448	(33.9)%
Fee income and other	63	989	(93.6)%
Net losses and loss expenses.	2,228	2,280	(2.3)%
Acquisition costs.	2,782	5,953	(53.3)%
Operating expenses	19,476	20,059	(2.9)%

Underwriting profit	$14,880	$32,145	(53.7)%
Exchange losses	39	131	(70.2)%
Net investment income	22,343	16,451	35.8%
Net results — structured products	(61)	—	NM *

Net contribution from SCA	$37,123	$48,465	(23.4)%

Net realized and unrealized (losses) on investments and derivative instruments	(13,665)	(10,416)	31.2%
Minority interest	9,096	—	NM *
Income tax (benefit)	(6)	(203)	NM *

Net income from SCA	$14,368	$38,252	(62.4)%

*	NM — Not meaningful

Given the shorter period of comparative consolidated results from April 1 through June 6, 2007 as compared to the full three month period ended June 30, 2006, the balances highlighted above are generally lower in the 2007 period as compared to 2006.

Continued growth in net premiums earned from the core technical financial guaranty business was offset by the absence of significant accelerated refunding premiums in 2007 that were reported in 2006. Consistent with the same period in 2006, no significant losses were reported. Overall net income from SCA, however, decreased as net realized and unrealized losses related to outstanding credit derivatives increased significantly due to market spreads widening in the quarter which was partially offset by a decrease in realized investment losses associated with an impairment charge recorded in the second quarter of 2006. In addition, operating expenses increased due to higher compensation expenses, corporate costs associated with being a public company on a stand alone basis, and the costs of the secondary offering referred to above.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from property and casualty operations for the three months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30		% Change
	2007	2006
Net investment income — property and casualty operations (1)	$322,997	$261,361	23.6%
Net income from investment affiliates (2)	67,043	28,849	132.4%
Net realized gains (losses) on investments	18,296	(23,604)	NM *
Net realized and unrealized gains on investment and other derivative instruments — property and casualty operations	22,525	39,654	(43.2)%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

*	Not meaningful

Net investment income related to property and casualty operations increased in the second quarter of 2007 as compared to the second quarter of 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the total fixed income portfolio was 5.7% at June 30, 2007, as compared to 5.4% at June 30, 2006 due primarily to higher interest rates in the U.S., U.K. and Euro zone. The growth in the investment base primarily reflected the Company’s positive cash flow from operations as well as the net cash flow from the Company’s capital and financing activities.

Net income from investment affiliates increased in the second quarter of 2007 compared to the second quarter of 2006, due primarily to very strong performance in alternative fund affiliates.

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

	(Unaudited) Three Months Ended June 30,
	2007(1)	2006(1)
Asset/Liability portfolios
USD fixed income portfolio	(0.1)%	0.6%
Non USD fixed income portfolio	(1.9)%	0.1%
Risk Asset portfolios
Alternative portfolio (2)	4.3%	1.5%
Equity portfolio	6.6%	(3.2)%
High-Yield fixed income portfolio	1.2%	0.5%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2007 and May 31, 2006, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized gains on investments in the second quarter of 2007 included net realized losses of $4.8 million from sales of investments, net realized gains of $81.3 million from the sale of SCA, and net realized losses of $58.2 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net realized gains on investments in the second quarter of 2006 included net realized losses of $11.3 million from sales of investments and net realized losses of $12.3 million related to the write- down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

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

Net realized and unrealized gains on investment derivatives for the three month periods ended June 30, 2007 and 2006, resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

Net Unrealized Gains and Losses on Investments

At June 30, 2007, the Company had net unrealized losses on fixed income and short-term securities of $640.5 million and net unrealized gains on equities of $206.3 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $791.5 million and $7.0 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2007, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. U.S., U.K. and the Euro zone interest rates increased during the three months ended June 30, 2007, which was the primary reason for the decline in the net unrealized position on fixed income securities.

At June 30, 2007, approximately 10,700 fixed income securities out of a total of approximately 17,400 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $4.1 million. Approximately 400 equity securities out of a total of approximately 1,300 securities were in an unrealized loss position at June 30, 2007, with the largest individual loss being $0.6 million.

The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2007 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2007	(Unaudited) Fair Value of Securities in an unrealized loss position at June 30, 2007
Fixed Income and
Short-Term	Less than six months	$397,031	$17,887,123
	At least 6 months but less than 12 months	216,437	4,857,833
	At least 12 months but less than 2 years	156,412	3,904,332
	2 years and over	21,596	950,566

	Total	$791,476	$27,599,854

Equities	Less than six months	$5,022	$93,407
	At least 6 months but less than 12 months	1,988	49,764

	Total	$7,010	$143,171

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at June 30, 2007:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2007	(Unaudited) Fair value of securities in an unrealized loss position at June 30, 2007
Less than 1 year remaining	$2,499	$640,590
At least 1 year but less than 5 years remaining	71,939	4,634,003
At least 5 years but less than 10 years remaining	158,909	5,284,566
At least 10 years but less than 20 years remaining	89,351	1,814,027
At least 20 years or more remaining	222,858	4,230,207
Mortgage and asset-backed securities	245,920	10,996,461

Total	$791,476	$27,599,854

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.1% of the total fixed income portfolio market value (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2007. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at June 30, 2007, $24.5 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2007	(Unaudited) Fair value of securities in an unrealized loss position at June 30, 2007
Less than six months	$10,660	$373,708
At least 6 months but less than 12 months	11,417	136,657
At least 12 months but less than 2 years	1,854	14,990
2 years and over	529	4,203

Total	$24,460	$529,558

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,
	2007	2006	% Change
Net income from operating affiliates (1)	$41,639	$39,016	6.7%
Amortization of intangible assets	420	420	0.0%
Corporate operating expenses	55,524	43,169	28.6%
Interest expense (2)	59,416	54,111	9.8%
Income tax expense (3)	61,294	66,640	(8.0)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments.

(3)	Income tax expense does not include SCA’s income tax charge.

The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,
	2007	2006	% Change
Net (loss) income from financial operating affiliates	$(6,589)	$11,206	NM	*
Net income from investment manager affiliates	43,889	28,264	55.3%
Net income (loss) from other strategic operating affiliates	4,339	(454)	NM	*

Total	$41,639	$39,016	6.7%

*	NM—Not meaningful

For the three months ended June 30, 2007, the net loss from financial operating affiliates, as compared to net income for the same period in 2006, was mainly due to a loss relating to Primus of $8.7 million relating to the widening of credit spreads throughout the first quarter of 2007. Offsetting this was equity earnings from SCA recorded in the period following the secondary offering of SCA’s common shares. Investment manager affiliate income has increased during the same period mainly as a result of strong results reported in the second quarter of 2007 relating to certain global equity and fixed income investment manager affiliates. Net income from other strategic operating affiliates also increased primarily as a result of a loss booked in the second quarter of 2006 relating to an operating affiliate in the claims settlement and support business.

Corporate operating expenses in the three months ended June 30, 2007 increased compared to the three months ended June 30, 2006 primarily reflecting increased compensation costs related to business development initiatives and performance-based programs, combined with foreign exchange movements. Partially offsetting these increases was higher corporate allocations to operating segments in the current quarter as compared to the same period in 2006.

Interest expense increased for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to the issuance of the 2027 Senior Notes in early May 2007 as well as the costs associated the retirement of the 2009 Senior Notes. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from a change in the mix of business written in various taxable and non-taxable jurisdictions.

Segment Results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006 (1)	% Change
Gross premiums written	$2,997,274	$2,967,616	1.0%
Net premiums written	2,350,757	2,293,070	2.5%
Net premiums earned	2,104,050	2,094,621	0.5%
Fee income and other	7,285	15,541	(53.1)%
Net losses and loss expenses	1,306,687	1,420,716	(8.0)%
Acquisition costs	256,154	247,793	3.4%
Operating expenses	329,437	296,306	11.2%

Underwriting profit	$219,057	$145,347	50.7%
Exchange losses	$15,152	$77,006	(80.3)%
Net investment results — structured products	$1,794	$5,935	(69.8)%

(1)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

Gross premiums written increased by 1.0% during the six months ended June 30, 2007 compared with the six months ended June 30, 2006, while net premiums written increased by 2.5% during the same period. Gross premiums written were primarily affected by increases in property and casualty lines resulting from increases in the number of long-term agreements, combined with strong new business and higher renewal retentions within certain casualty lines of business, continued growth of the excess and surplus book of business in the U.S., and favorable foreign exchange rate movements. Long-term agreements increased by approximately $104.0 million and the effects of exchange rates increased by $86.0 million in the first half of 2007 as compared to same period in 2006. Offsetting these favorable variances were reductions in professional and aerospace lines due to softening market conditions and decreases due to the runoff of certain property catastrophe exposures. The increase in net premiums written compared to the same period in 2006 was driven by those factors affecting gross premiums written combined with increased retention related to captive programs and marine and energy treaties, partially offset by the impact of ceded premium of a professional lines commutation in 2006.

Net premiums earned increased slightly by 0.5% in the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The increase primarily resulted from the factors affecting net premiums written noted above.

The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,
	2007	2006
Loss and loss expense ratio	62.1%	67.8%
Underwriting expense ratio	27.9%	25.9%

Combined ratio	90.0%	93.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the six months ended June 30, 2007 decreased compared with the six months ended June 30, 2006, primarily due to net favorable prior period development of $63.9 million as compared to net adverse development of $16.4 million in the same period of the prior year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six month periods ended June 30, 2007 and 2006:

	(Unaudited) Six Months Ended June 30,
	2007	2006
Property	$(44.5)	$(49.3)
Casualty and Professional	(42.8)	30.6
Specialty and Other	23.4	35.1

Total	$(63.9)	$16.4

Loss and loss expense ratio excluding prior year development and reinstatement premium	65.1%	67.0%

Net prior period releases in the six months ended June 30, 2007, occurred in certain property and casualty lines of business, partially offset by adverse prior period reserve development in certain specialty lines, particularly the run-off of the surety portfolio. In the same period in 2006, adverse loss development in casualty and professional lines combined with adverse loss development in specialty and other lines of business was partially offset by reserve releases in certain property lines of business.

The increase in the underwriting expense ratio in the six months ended June 30, 2007, compared to the same period in 2006 was due to an increase in the operating expense ratio of 1.6 points (15.7% as compared to 14.1%) combined with an increase in the acquisition expense ratio of 0.4 points (12.2% as compared to 11.8%). The increase in the operating expense ratio was due primarily to higher corporate expense allocations and was offset by a reduction in consulting fees as compared to the same period in the prior year. The increase in the acquisition expense ratio resulted primarily from the impact on earned premium of the professional commutation in the prior year which had no related acquisition costs, as well as higher guarantee fund assessments in the first six months of 2007.

Foreign exchange losses in the six months ended June 30, 2007 and 2006, relate to the weakening of the U.S. dollar against the U.K. Sterling and the Euro. This decrease is less than in prior periods due to actions taken by the Company to reduce foreign currency exposures related to certain inter-company transactions.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the six months ended June 30, 2007, have decreased compared to the same period in 2006 due to the accelerated earnings in 2006 resulting from both a commutation and an accretion adjustment in 2007 based on changes in expected cash flows.

Reinsurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006 (1)	% Change
Gross premiums written	$1,901,204	$2,017,899	(5.8)%
Net premiums written	1,551,783	1,682,267	(7.8)%
Net premiums earned	1,144,770	1,294,946	(11.6)%
Fee income and other	489	1,608	(69.6)%
Net losses and loss expenses	628,621	776,385	(19.0)%
Acquisition costs	251,184	269,223	(6.7)%
Operating expenses.	92,070	81,653	12.8%

Underwriting profit.	$173,384	$169,293	2.4%
Exchange losses.	$32,953	$(17,422)	NM *
Net investment results — structured products.	$15,410	$17,598	(12.4)%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current management responsibilities. In addition, certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Reinsurance and Insurance segments based on the nature of the business written.

*	NM—Not meaningful

Gross and net premiums written decreased by 5.8% and 7.8%, respectively, during the six months ended June 30, 2007 as compared with the same period in 2006. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting levels as well as certain favorable reinstatement premium adjustments recorded in the first six months of 2006. For the first six months of 2007, premium rate decreases were most significant in certain casualty and non-U.S. property lines of business. Net premiums written reflect the above changes in gross premiums written, combined with slight changes in the mix of business with increases in certain programs with a greater proportion of ceded reinsurance.

Net premiums earned in the first six months of 2007 decreased 11.6% as compared to the same period in of 2006. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,
	2007	2006
Loss and loss expense ratio	54.9%	60.0%
Underwriting expense ratio	29.9%	27.1%

Combined ratio	84.8%	87.1%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the six months ended June 30, 2007, compared to the same six months ended in 2006, is due primarily to net favorable prior year loss development. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)
	(Unaudited) Six Months Ended June 30,
	2007	2006
Property and other short-tail lines	$(95.2)	$(39.1)
Casualty and other	(38.8)	24.9
Structured Indemnity	9.1	23.9

Total	$(124.9)	$9.7

Loss and loss expense ratio excluding prior year development	65.8%	59.6%

For the six months ended June 30, 2007, property and other short-tail lines reserve releases were seen largely in property risk and property catastrophe portfolios while casualty releases related to both U.S. and non-U.S. source exposures. In the same period in 2006, net adverse prior year development of $9.7 million resulted primarily from adverse development in casualty and structured indemnity lines and was partially offset by favorable development in certain property and other short-tail lines of business.

The increase in the underwriting expense ratio in the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, was due to an increase in both acquisition expense and operating expense ratios to 21.9% and 8.0%, respectively, as compared with 20.8% and 6.3%, respectively, in the six month period ended June 30, 2007. The increase in acquisition expenses was primarily due to a change in the mix of business as well as an adjustment related to the earning of acquisition expenses within the U.S. individual risk portfolio in the first quarter of 2007. The operating expense ratio increase was due primarily to higher compensation expenses and corporate allocations, combined with a lower level of net premiums earned.

Foreign exchange losses in the six months ended June 30, 2007 were mainly due to updated currency information received on certain Lloyd’s business in the first six months of 2007. In addition, foreign exchange losses in the six months ended June 30, 2007 and gains in the six months ended June 30, 2006 were due to the decline in the value of the U.S. dollar against the U.K. sterling and the Euro. The change is due to the restructure of the Company’s European reinsurance operations at the end of 2006 where the functional currency of certain subsidiaries changed.

Net investment results from structured reinsurance products for the six months ended June 30, 2007, has decreased compared to the same period in 2006 due to a reduction in interest expense accretion in the first six months of 2006 related to certain deposit liabilities resulting from a change in the timing of estimated cash flows and partially offset by higher investment income due to increased investment yields and an increase in policies written in 2007.

Life Operations

The following summarizes the contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006(1)	% Change
Gross premiums written	$448,236	$366,442	22.3%
Net premiums written	427,425	347,159	23.1%
Net premiums earned.	386,847	310,547	24.6%
Fee income and other	149	194	(23.2)%
Claims and policy benefits	467,443	388,509	20.3%
Acquisition costs.	43,882	35,728	22.8%
Operating expenses	18,672	14,924	25.1%
Exchange (gains)	(1,975)	(6,238)	(68.3)%
Net investment income	188,783	168,010	12.4%

Contribution from Life operations	$47,757	$45,828	4.2%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the six month periods ended June 30, 2007 and 2006:

(U.S. dollars in millions)
	(Unaudited) Six Months Ended June 30, 2007			(Unaudited) Six Months Ended June 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$248,970	$246,943	$206,365	$193,864	$192,245	$155,633
Annuity	199,266	180,482	180,482	172,578	154,914	154,914

Total	$448,236	$427,425	$386,847	$366,442	$347,159	$310,547

Gross premiums written relating to annuity business increased in the six months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of larger single premium annuity contracts written during the period, while gross premiums written related to other life business increased by 28.4% during the same period due to the growth in the underlying book of term and critical illness assurance treaties. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the first six months of 2007 increased 24.6% as compared to the same period in 2006. This increase was consistent with the increase in gross and net premiums written as described above.

Increases in claims and policy benefits are consistent with the increase in gross and net premiums written. Changes in claims and policy benefits also include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the six months ended June 30, 2007, acquisition costs increased by 22.8% related to the growth in the book of regular term and critical illness business consistent with the earned premium variance. Operating expenses increased in the first six months of 2007 compared to the same period in 2006, due to higher corporate allocations in relation to a growth in headcount as well as higher professional fees relating to timing of certain business activities.

Net investment income is included in the calculation of net income from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 12.4% in the six months ended June 30, 2007, as compared to the same period in 2006, primarily as a result of increases in the average investment balances to $7.1 billion from $6.5 billion for the six months ended June 30, 2007 and 2006, respectively.

Other Financial Lines

The Other Financial Lines segment is comprised of the institutional investment business which includes such structured products as guaranteed investment contracts and funding agreements that the Company intends to sell or place into run-off. For the six month period ended June 30, 2007, the net results from these structured products were $16.0 million and included net investment income, interest expense and operating expenses of $182.5 million, $160.4 million, and $6.1 million, respectively, while the results for the same period in 2006 were $17.1 million and included net investment income, interest expense and operating expenses of $159.0 million, $136.9 million, and $5.0 million, respectively. For the six months ended June 30, 2007, investment income increased primarily as a result of an increase in the average asset balances combined with an increase in yields. Interest expense increased due to an increase in the average deposit liability balance combined with an increase in crediting rates consistent with the yield changes noted above. Operating expenses increased by $1.1 million during the first six months of 2007 as compared to the same period in 2006 due primarily to reclassification of certain contract expenses and partially offset by reduced corporate allocations.

SCA

The following table summarizes the contribution and net income from SCA for the period from January 1 to June 6, 2007 along with comparative results for the first six months of 2006:

(U.S. dollars in thousands)
	(Unaudited) January 1 to June 6,	(Unaudited) Six Months Ended June 30,
	2007	2006	% Change
Gross premiums written	$156,983	$186,737	(15.9)%
Net premiums written	130,445	181,269	(28.0)%
Net premiums earned	85,682	103,025	(16.8)%
Fee income and other	63	2,249	(97.2)%
Net losses and loss expenses.	1,427	6,408	(77.7)%
Acquisition costs.	6,752	9,855	(31.5)%
Operating expenses	43,546	38,058	14.4%

Underwriting profit	$34,020	$50,953	(33.2)%
Exchange losses	39	96	(59.4)%
Net investment income — SCA	48,468	31,815	52.3%
Net results — structured products	(61)	—	NM *

Net contribution from SCA	$82,388	$82,672	(0.3)%
Net realized and unrealized (losses) on investments and derivative instruments	(20,482)	(19,586)	4.6%
Minority interest	23,994	2,258	NM *
Income tax charge (benefit)	73	(188)	NM *

Net income from SCA	$37,839	$61,016	(38.0)%

*	NM—Not meaningful

Given the shorter period of comparative consolidated results from January 1 through June 6, 2007 as compared to the full six month period ended June 30, 2006, the balances highlighted above are generally lower in the 2007 period as compared to 2006.

Continued growth in net premiums earned from the core technical financial guaranty business was offset by the absence of significant accelerated refunding premiums in 2007 that were reported in 2006. Net losses and loss expenses have decreased mainly due to no significant new case basis provisions in the first six months of 2007 combined with a case reserve release recorded in the first quarter of 2007. Overall net income from SCA, however, decreased as net realized and unrealized losses related to outstanding credit derivatives increased significantly as market spreads widened during the first six months of 2007 which was partially offset by a decrease in realized investment losses associated with an impairment charge recorded in the first six months of 2006. In addition, operating expenses increased due to higher compensation expenses and the corporate costs associated with being a public company on a stand alone basis.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from property and casualty operations for the six months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006	% Change
Net investment income—property and casualty operations (1)	$637,178	$523,478	21.7%
Net income from investment affiliates (2)	185,979	135,242	37.5%
Net realized gains (losses) on investments	27,588	(839)	NM *
Net realized and unrealized gains on investment and other derivative instruments — property and casualty operations	37,195	81,275	(54.2)%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

*	NM—Not meaningful

Net investment income related to property and casualty operations increased in the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the total fixed income portfolio was 5.7% at June 30, 2007, as compared to 5.4% at June 30, 2006 due primarily to higher interest rates in the U.S., U.K. and Euro zone. The growth in the investment base primarily reflected the Company’s positive cash flow from operations.

Net income from investment affiliates increased in the first half of 2007 compared to the first half of 2006, due primarily to very strong performance in alternative fund affiliates.

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

	(Unaudited) Six Months Ended June 30,
	2007(1)	2006(1)
Asset/Liability portfolios
USD fixed income portfolio	1.2%	0.8%
Non USD fixed income portfolio	(1.9)%	(0.8)%
Risk Asset portfolios
Alternative portfolio (2)	10.0%	5.9%
Equity portfolio	9.7%	5.1%
High-Yield fixed income portfolio	3.2%	2.4%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the six months ended May 31, 2007 and May 31, 2006, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized gains on investments in the first six months of 2007 included net realized gains of $30.1 million from sales of investments, net realized gains of $81.3 million from the sale of SCA, and net realized losses of $83.8 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net realized gains on investments in the first six months of 2006 included net realized gains of $22.2 million from sales of investments and net realized losses of $23.0 million related to the write- down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the six months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006	% Change
Net income from operating affiliates (1)	$98,721	$31,596	212.4%
Amortization of intangible assets	840	1,515	(44.6)%
Corporate operating expenses	88,003	94,659	(7.0)%
Interest expense (2)	110,030	104,461	5.3%
Income tax expense (3)	133,970	133,261	0.5%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as specified by the SEC.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

(3)	Income tax expense does not include SCA’s income tax charge.

The following table sets forth the net income from operating affiliates for the six months ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,
	2007	2006	% Change
Net income from financial operating affiliates	$5,300	$11,236	(52.8)%
Net income from investment manager affiliates	81,315	18,884	NM	*
Net income from other strategic operating affiliates	12,106	1,476	NM	*

Total	$98,721	$31,596	212.4%

*	NM—Not meaningful

Net income from financial operating affiliates is lower for the six months ended June 30, 2007 as compared to the same period in the prior year, mainly due to lower equity earnings relating to Primus as a result of widening credit spreads in the first three months of 2007. Offsetting this was equity earnings from SCA recorded in the period following the secondary offering of SCA’s common shares. Investment manager affiliate income increased during the same period mainly as a result of strong results generated in the first quarter of 2007 and fourth quarter of 2006 relating to certain global equity and fixed income investment manager affiliates. Net income from other strategic operating affiliates has increased during the first six months of 2007 primarily as a result of a loss booked in the first six months of 2006 relating to an operating affiliate in the claims settlement and support business combined with strong results from an insurance affiliate which writes largely direct U.S. homeowners insurance.

Corporate operating expenses in the six months ended June 30, 2007 decreased compared to the six months ended June 30, 2006 primarily reflecting lower professional fees and a higher allocation charge to the operating segments.

Interest expense for the six months ended June 30, 2007 as compared to the same period in 2006 was higher primarily due to the issuance of the 2027 Senior Notes in early May 2007 as well as the costs associated with the retirement of the 2009 Senior Notes. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

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

At June 30, 2007 and December 31, 2006, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $45.3 billion and $44.7 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)
	(Unaudited) Fair Value at June 30, 2007	Percent of Total	Fair Value at December 31, 2006	Percent of Total
Cash and cash equivalents	$2,744,352	6.0%	$2,223,748	5.0%
Net payable for investments purchased	(119,935)	(0.3)%	(104,739)	(0.2)%
Accrued investment income	448,651	1.0%	432,618	1.0%
Short-term investments	1,854,625	4.1%	2,338,487	5.2%
Fixed maturities	35,765,306	78.9%	36,121,358	80.8%
Equity securities	841,081	1.9%	891,138	2.0%
Investments in affiliates	3,150,499	7.0%	2,308,781	5.1%
Other investments	638,519	1.4%	476,889	1.1%

Total investments and cash and cash equivalents	$45,323,098	100.0%	$44,688,280	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At June 30, 2007 and December 31, 2006, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at June 30, 2007, approximately 51.2% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.1% was below investment grade or not rated.

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

Unpaid losses and loss expenses totaled $22.7 billion at June 30, 2007, and $22.9 billion at December 31, 2006.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the six months ended June 30, 2007:

(U.S. dollars in thousands)
	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2006	$22,895,021	$(4,995,373)	$17,899,648
Losses and loss expenses incurred	2,488,451	(551,716)	1,936,735
Losses and loss expenses paid/recovered	2,696,328	(787,476)	1,908,852
Foreign exchange and other (1)	2,562	42,704	45,266

Balance as at June 30, 2007	$22,689,706	$(4,716,909)	$17,972,797

(1)	Includes the impact of non-consolidation of SCA as at June 30, 2007.

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at June 30, 2007 compared to December 31, 2006. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. Partially offsetting this increase is a decline due to SCA assets and liabilities not consolidated at June 30, 2007.

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

Unpaid losses and loss expenses recoverables were $4.7 billion at June 30, 2007 and $5.0 billion at December 31, 2006.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2007 and December 31, 2006.

(U.S. dollars in thousands)
	(Unaudited) June 30, 2007	December 31, 2006
Reinsurance balances receivable	$953,376	$1,128,721
Reinsurance recoverable on future policy benefits	28,989	32,399
Unpaid losses and loss expenses recoverable	4,899,097	5,191,646
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(212,489)	(218,343)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,668,973	$6,134,423

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

The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for where such guarantees or commitments are in writing.

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

Net cash from operations was $1.2 billion in the first six months of 2007 compared with $762.1 million in the same period in 2006. The increase is due to higher investment income received and a lower level of paid losses.

Capital Resources

At June 30, 2007, the Company had total shareholders’ equity of $11.5 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases are made from time to time in the open market or in privately negotiated transactions, and such repurchases are funded from cash and/or the proceeds from the issuance of securities such as the Series E Perpetual Non-Cumulative Preference Ordinary Shares (the “Series E Preference Shares”) described below. The timing and amount of the share repurchases under the program depends on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program includes the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the six months ended June 30, 2007, the Company repurchased and cancelled approximately 10.9 million Class A ordinary shares for $823.1 million. Subsequent to June 30, 2007 through August 1, 2007, the Company repurchased an additional 0.2 million shares for $15.8 million.

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

On March 15, 2007, in connection with the sale of the Series E Preference Shares, the Company entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby the Company agreed for the initial benefit of the holders of the Company’s 6.375% senior notes due 2024 (the “Senior Notes”) that all or any part of the Series E Preference Shares will not be redeemed or purchased by the Company on or before April 15, 2047, unless during the six months prior to the date of that redemption or purchase, the Company receives a specified amount of proceeds from the sale of ordinary shares and certain other securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series E Preference Shares being redeemed or purchased at that time.

As at June 30, 2007, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.0 billion of which $2.9 billion in debt was outstanding. In addition, the Company had letter of credit facilities amounting to $7.5 billion of which $3.4 billion was utilized to provide letters of credit in issue at June 30, 2007, 4.8% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

On May 7, 2007, the Company issued $325.0 million aggregate principal amount of 6.25% Senior Notes due 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at 99.805% and gross proceeds were $324.4 million. Related expenses of the offering, including underwriting discounts, amounted to approximately $2.5 million. Interest on the 2027 Senior Notes is payable on May 15, and November 15 of each year, beginning November 15, 2007. The Company may redeem the 2027 Senior Notes in whole at any time, or in part from time to time, at a make-whole redemption price. The Company may also redeem the 2027 Senior Notes in whole, but not in part, at any time upon the occurrence of certain tax events. The 2027 Senior Notes are unsecured and rank equally with all the Company’s existing and future unsecured senior debt.

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823.0 million.

On July 13, 2007, the Company announced its intention to redeem all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”). The redemption date for the Series A Preference Shares will be August 14, 2007, and the redemption price will be approximately $25.24 per Series A Preference Share including accrued dividends. In the event that all of the outstanding Series A Preference Shares are surrendered for redemption, the aggregate redemption price would be approximately $232.2 million.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at June 30, 2007:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed Senior Notes	600,000	600,000	2012	—	—	600,000	—
5.25% Senior Notes	600,000	600,000	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	325,000	325,000	2027	—	—	—	325,000

Total	$3,975,000	$2,875,000		$—	$—	$1,600,000	$1,275,000

“Commitment” and “In Use” data represent June 30, 2007 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At June 30, 2007, the Company had seven letter of credit facilities in place with total availability of $7.5 billion, of which $3.4 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration Per Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of credit facility	$200,000	$158,589	Continuous	$200,000	$—	$—	$—
Letter of credit facility	925	925	2007	925	—	—	—
Letter of credit facility	1,770	1,770	2007	1,770	—	—	—
Letter of credit facility	150,000	150,000	2007	150,000	—	—	—
Letter of credit facility	903,645	798,018	2007	903,645	—	—	—
Letter of credit facility (1)	2,250,000	1,292,838	2010	—	2,250,000	—	—
Letter of credit facility (1)	4,000,000	965,438	2012	—	—	4,000,000	—

Seven letter of credit facilities	$7,506,340	$3,367,578		$1,256,340	$2,250,000	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, and the expansion of business written by the Company and loss experience of such business.

In addition to funded debt transactions, the Company has entered into contingent capital transactions. No up-front proceeds were received by the Company under these transactions, however, in the event that the associated irrevocable put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable.

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

In addition, XL Capital Ltd had the following long term debt ratings as at June 30, 2007: “a–” (Stable) from A.M. Best, “A–” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

The Company has had several share repurchase programs in the past as part of its capital management strategy. On January 9, 2000, the Board of Directors authorized a program for the repurchase of shares up to $500.0 million. On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. Purchases are made from time to time in the open market or in privately negotiated transactions, and those repurchases are funded from cash and/or the proceeds from the issuance of securities such as the Series E Perpetual Non-Cumulative Preference Ordinary Shares (the “Series E Preference Shares”) described above. The timing and amount of the share repurchases under the program depends on a variety of factors, including market conditions, legal requirements and other factors. The new share repurchase program includes the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. During the six months ended June 30, 2007, the Company repurchased and cancelled approximately 10.9 million Class A ordinary shares for $823.1 million. The Company has also repurchased shares from employees and directors in the normal course relating to withholding tax on restricted stock. Subsequent to June 30, 2007 through August 1, 2007, the Company repurchased an additional 0.2 million shares for $15.8 million.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the adequacy of rates and terms and conditions may not be as sustainable as the Company is currently projecting; (ii) changes to the size of the Company’s claims relating to natural catastrophes; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets; (x) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xi) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xv) acceptance of the Company’s products and services, including new products and services; (xvi) changes in the availability, cost or quality of reinsurance; (xvii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xviii) loss of key personnel; (xx) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xxi) changes in accounting policies or practices or the application thereof; (xxii) legislative or regulatory developments; (xxiii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiv) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxv) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at June 30, 2007, based on a 95% confidence level with a one month holding period was approximately $540 million as compared to $602 million at December 31, 2006. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $19 million as compared to $13 million at December 31, 2006. The Company’s investment portfolio VaR as at June 30, 2007 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at June 30, 2007, the Company would expect to lose approximately 5.5% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.3% at December 31, 2006. Given the investment portfolio allocations as at June 30, 2007, the Company would expect to gain approximately 16.7% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 16.5% at December 31, 2006. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at June 30, 2007, the value of the Company’s fixed income portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) was $40.7 billion as compared to $41.0 billion at December 31, 2006. As at June 30, 2007, the fixed income portfolio consisted of approximately 89.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.8% as at December 31, 2006.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at June 30, 2007:

Total
AAA	51.2%
AA	19.4%
A	16.4%
BBB	10.9%
BB & below	1.9%
NR	0.2%

Total	100.0%

At June 30, 2007, the average credit quality of the Company’s total fixed income portfolio was “AA.”

As at June 30, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.0% of the total fixed income portfolio and approximately 10.3% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
General Electric Company	0.5%
The Goldman Sachs Group, Inc.	0.5%
Citigroup Inc.	0.5%
HBOS plc	0.4%
Morgan Stanley	0.4%
Lloyds TSB Group plc	0.4%
Bank of America Corporation	0.4%
Merrill Lynch & Co Inc	0.3%
HSBC Holdings plc	0.3%
Barclays plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at June 30, 2007, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.3% or $1.7 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

As at June 30, 2007, the Company’s equity portfolio was $750 million as compared to $699 million as at December 31, 2006. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at June 30, 2007, the Company’s allocation to equity securities was approximately 1.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.6 % as at December 31, 2006.

As at June 30, 2007, approximately 34% of the equity holdings were invested in U.S. companies, as compared to 45% as at December 31, 2006. As at June 30, 2007, the top ten equity holdings represented approximately 6.8% of the Company’s total equity portfolio as compared to approximately 7.9% as at December 31, 2006.

The Company’s equity portfolio is exposed to equity price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $75.0 million as compared to $69.9 million as at December 31, 2006.

Alternative Investment Portfolio

The Company’s alternative investment portfolio had approximately 100 separate investments in different funds at June 30, 2007 with a total exposure of $2.1 billion making up approximately 4.6% of the total investment portfolio (including cash and cash equivalents, accrued investment incomes and net payable for investments purchased) compared to December 31, 2006, where the Company had approximately 80 separate fund investments with a total exposure of $1.9 billion representing approximately 4.3% of the total investment portfolio.

At June 30, 2007, the alternative investment style allocation was 47% in Directional/Tactical strategies, 24% in Event driven strategies, 22% in Arbitrage strategies, and 7% in Multi-strategy strategies. At December 31, 2006, the alternative investment style allocation was 44% in Directional/Tactical strategies, 24% in Event driven strategies, 24% in Arbitrage strategies, and 8% in Multi- strategy strategies.

Private Investment Portfolio

As at June 30, 2007, the Company’s exposure to private investments was $346.0 million compared to $330.2 million as at December 31, 2006. As at June 30, 2007, the Company’s exposure to private investments consisted of approximately 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), compared to approximately 0.7% as at December 31, 2006.

Bond and Stock Index Futures Exposure

At June 30, 2007, bond and stock index futures outstanding had a net short position of $46.2 million as compared to a net long position of $23.8 million at December 31, 2006. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $4.6 million as at June 30, 2007 and $2.4 million as at December 31, 2006, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Other Market Risks

Credit Default Swap and Financial Guaranty Credit Risk

Credit derivatives are entered into as part of certain structured products as well as within the Company’s investment portfolio and are recorded at fair value. Valuation of investment related credit derivatives is based on portfolio manager valuations. In determining the fair value of credit derivatives written as part of certain structured products, management estimates fair value by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. In general, the Company holds credit derivatives to maturity.

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

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net receivable on foreign exchange contracts as at June 30, 2007 was $268.4 million as compared to a net receivable of $211.5 million as at December 31, 2006, with a net unrealized loss of $1.9 million as compared to a net unrealized gain of $15.5 million as at December 31, 2006.

Weather and Energy Risk

The Company offers weather and contingent energy risk management products in insurance or derivative form to end-users, while managing the risks in the over-the-counter and exchange traded derivatives markets or through the use of quota share or excess of loss arrangements.

Fair values for the Company’s portfolio of speculative natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments that do not have quoted market prices, requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in respect of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest rates and other market factors.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public and shareholder and investor reports and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege “loss causation,” but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed a second amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the defendants filed their renewed motion to dismiss the Second Amended Complaint. By order dated July 21, 2007, the Judge granted defendants’ renewed motion and dismissed the Second Amended Complaint. The Company and the defendant present and former officers and directors would vigorously defend any attempt to overturn the dismissal.

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

In August 2005, plaintiffs in a proposed class action multi-district lawsuit, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”),

filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants, in the pending action approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, named plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL commenced in the latter part of 2005. Defendants filed motions to dismiss the Amended Complaint in late November 2005. On February 1, 2006, plaintiffs filed a motion seeking leave to further amend their Amended Complaint to, among other things, add additional defendants, including X.L. America, Inc. and XL Insurance America, Inc. That motion was denied without prejudice. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006 and on November 30, 2006, defendants filed motions to dismiss plaintiffs’ supplemental pleadings.

By Order dated February 16, 2007, the MDL was reassigned from Judge Faith Hochberg to Chief Judge Garrett Brown.

By Order dated April 5, 2007, the Court dismissed plaintiffs’ Sherman Act and RICO claims without prejudice to their filing final amended pleadings. By Order dated April 11, 2007, the Court stayed all proceedings in the MDL, including discovery, pending the disposition of defendants’ motions to dismiss plaintiffs’ Second Amended Complaint, which was filed on May 22, 2007 and contains allegations as to XL that are materially similar to those set forth in plaintiffs’ October 2006 pleadings, but also purport to add as new defendants three other XL entities. On June 21, 2007, XL (along with other defendants) filed motions to dismiss the Sherman Act and RICO claims alleged in the Second Amended Complaint and to strike the newly-named parties. Those motions are to be fully briefed by July 31, 2007.

On or about February 13, 2006, plaintiffs filed a motion seeking class certification. Defendants filed an opposition to the class certification motion, as well as a separate motion seeking to exclude the testimony of the expert witness upon whom plaintiffs have relied in seeking class certification. In accordance with the Court’s April 11, 2007 Order, consideration of plaintiffs’ class-certification motion is stayed pending disposition of defendants’ motions to dismiss the Second Amended Complaint.

On April 4, 2006, a Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular Complaint, which made the same basic allegations as those alleged in the MDL Amended Complaint, asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The New Cingular Lawsuit has been consolidated with the MDL for pretrial purposes. In or about December 2006, the three Lloyd’s

Syndicates managed by a subsidiary of the Company, including a Company-owned syndicate, were dismissed from the New Cingular Lawsuit in connection with a settlement reached between the plaintiffs and several of the Lloyd’s syndicates that were named as defendants therein. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. In accordance with the Court’s April 11, 2007 Order, all proceedings in the New Cingular Lawsuit, including discovery and motions by defendants to dismiss the New Cingular Amended Complaint, are stayed pending the Court’s disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL.

On or about May 21, 2007 a Complaint was filed in the United States District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). The Complaint in the Henley Lawsuit, which contains many of the basic allegations that are contained in the Second Amended Complaint filed in the MDL, alleges violations of Section 1 of the Sherman Act against all defendants and various other claims that are alleged against only defendant Marsh. By Order dated July 11, 2007, the Court ordered that the Henley Lawsuit be consolidated into the MDL, making the Henley Lawsuit subject to the Court’s April 11, 2007 Order staying all proceedings pending disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL.

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

ITEM 1A.     RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the period year December 31, 2006 for further information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2007	2,426,675	70.47	2,421,000	$608.2 million
May 1-31, 2007	1,440,199	78.92	1,440,100	$494.5 million
June 1-30, 2007	3,860,958	82.22	3,860,800	$177.1 million

Total	7,727,832	77.92	7,721,900	$177.1 million

(1)

On January 9, 2000, the Board of Directors previously authorized a $500.0 million share repurchase program. On February 23, 2007, the Board of Directors of the Company approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A ordinary shares. The new program included the unused amounts allocated to the share repurchase program authorized in January 2000. As of June 30, 2007, the Company could repurchase up to approximately $177.1 million of its equity securities under the share repurchase program.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of holders of Class A Ordinary Shares (the “Shareholders”) held on April 27, 2007 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the Shareholders approved the following:

1. The election of three Class III Directors to hold office until 2010:

	Votes in Favor	Votes Withheld
Joseph Mauriello	159,460,761	1,258,342
Eugene M. McQuade	153,296,573	7,422,530
Robert S. Parker	158,844,334	1,874,769
Alan Z. Senter	152,651,964	8,067,139

In addition, the terms of the following Directors continued after the Annual General Meeting: M.P. Esposito, Jr., H. Haag, C. Rance and E.E. Thrower, D.R. Comey, R. Glauber, B.M. O’Hara, J.T. Thornton.

2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2007:

Votes In Favor	Votes Against	Abstentions
148,346,675	11,538,146	834,282

ITEM 6.     EXHIBITS

10.1*

Agreement of Amendment dated as of September 29, 2006, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent.

10.2*

Agreement of Amendment dated as of February 14, 2007, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent.

10.3

Credit Agreement, dated as of June 21, 2007, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007.

4.1

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007.

4.2	Form of 6.25% Senior Note due 2027, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certification.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)
Date: August 1, 2007	/s/ BRIAN M. O’HARA
Brian M. O’Hara President and Chief Executive Officer

Date: August 1, 2007	/s/ FIONA E. LUCK
Fiona E. Luck Executive Vice President and Chief Financial Officer