Form 10-Q
period 2007-09-30
XL CAPITAL LTD
filed 2007-11-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

As of November 6, 2007, there were 178,353,270 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I—FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Consolidated Balance Sheets as at September 30, 2007 (Unaudited) and December 31, 2006	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2007 and 2006 (Unaudited) and the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2007 and 2006 (Unaudited) and the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6
	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	69
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	73
	Signatures	74

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2007, $36,527,309; 2006, $35,979,759)	$35,791,400	$36,121,358
Equity securities, at fair value (cost: 2007, $635,756; 2006, $705,517)	847,084	891,138
Short-term investments, at fair value (amortized cost: 2007, $2,011,378; 2006, $2,340,304)	2,000,151	2,338,487

Total investments available for sale	38,638,635	39,350,983
Investments in affiliates	3,429,614	2,308,781
Other investments (amortized cost: 2007, $604,892; 2006, $417,762)	682,289	476,889

Total investments	42,750,538	42,136,653
Cash and cash equivalents	3,185,239	2,223,748
Accrued investment income	482,875	432,618
Deferred acquisition costs	861,999	870,237
Prepaid reinsurance premiums	1,244,512	1,178,516
Premiums receivable	3,896,225	3,591,238
Reinsurance balances receivable	846,703	1,106,651
Unpaid losses and loss expenses recoverable	4,840,071	5,027,772
Goodwill and other intangible assets	1,806,636	1,818,096
Deferred tax asset, net	336,528	346,122
Other assets	636,988	577,219

Total assets	$60,888,314	$59,308,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$23,014,994	$22,895,021
Deposit liabilities	8,682,988	7,857,827
Future policy benefit reserves	6,870,922	6,476,057
Unearned premiums	5,371,645	5,652,897
Notes payable and debt	2,866,399	3,368,376
Reinsurance balances payable	912,042	902,841
Net payable for investments purchased	362,809	104,739
Other liabilities	1,372,239	1,357,825

Total liabilities	$49,454,038	$48,615,583

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) September 30, 2007	December 31, 2006
Commitments and Contingencies
Minority interest in equity of consolidated subsidiaries	$2,485	$562,121

Shareholders’ Equity:
Series A preference ordinary shares, 23,000,000 authorized, par value $0.01. Issued and outstanding: 2007, nil; 2006, 9,200,000	$—	$92
Series B preference ordinary shares, 27,000,000 authorized, par value $0.01. Issued and outstanding: 2007 and 2006, 11,500,000	115	115
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01. Issued and outstanding: 2007, 1,000,000; 2006, nil	10	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01. Issued and outstanding: 2007, 179,697,903; 2006, 180,983,611	1,797	1,810
Additional paid in capital	7,678,436	6,451,569
Accumulated other comprehensive (loss) income	(172,589)	411,405
Retained earnings	3,924,022	3,266,175

Total shareholders’ equity	$11,431,791	$10,131,166

Total liabilities and shareholders’ equity	$60,888,314	$59,308,870

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$1,730,582	$1,855,064	$5,451,931	$5,658,203
Net investment income	567,987	518,281	1,688,294	1,455,645
Net realized (losses) on investments	(160,208)	(52,656)	(132,620)	(53,495)
Net realized and unrealized (losses) gains on derivative instruments	(58,162)	611	(41,233)	78,700
Net income from investment affiliates	69,435	39,370	255,414	174,612
Fee income and other	3,653	3,494	11,639	23,086

Total revenues	$2,153,287	$2,364,164	$7,233,425	$7,336,751

Expenses:
Net losses and loss expenses incurred	$920,564	$1,025,740	$2,857,299	$3,229,249
Claims and policy benefits	195,440	170,455	662,883	558,964
Acquisition costs	253,077	260,877	811,049	823,476
Operating expenses	270,540	276,425	857,595	817,450
Exchange (gains) losses	(26,204)	21,943	19,965	75,385
Interest expense	151,018	150,388	458,504	412,889
Amortization of intangible assets	420	420	1,260	1,935

Total expenses	$1,764,855	$1,906,248	$5,668,555	$5,919,348

Income before minority interest, income tax and net income from operating affiliates	$388,432	$457,916	$1,564,870	$1,417,403
Minority interest in net income of subsidiary	—	8,355	23,994	10,613
Income tax	58,715	43,655	192,758	176,728
Net income from operating affiliates	41,919	19,964	140,640	51,560

Net income	371,636	425,870	1,488,758	1,281,622
Preference share dividends	(43,661)	(10,081)	(66,530)	(30,241)

Net income available to ordinary shareholders	$327,975	$415,789	$1,422,228	$1,251,381

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	178,788	178,818	178,886	178,662

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	179,781	179,439	180,340	179,298

Earnings per ordinary share and ordinary share equivalent — basic	$1.83	$2.33	$7.95	$7.00

Earnings per ordinary share and ordinary share equivalent — diluted	$1.82	$2.32	$7.89	$6.98

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$371,636	$425,870	$1,488,758	$1,281,622
Change in net unrealized (depreciation) appreciation of investments, net of tax	(142,221)	641,548	(867,605)	(114,937)
Change in value on cash flow hedge	110	159	4,227	471
Foreign currency translation adjustments, net	177,691	(2,172)	272,975	94,826
Net unrealized gain (loss) on future policy benefit reserves	2,092	(1,685)	1,819	(14,595)
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(7,676)	—	(7,676)
Realization of accumulated other comprehensive loss on sale of SCA	—	14,224	4,953	14,224
Additional pension liability	(175)	—	(363)	—

Comprehensive income	$409,133	$1,070,268	$904,764	$1,253,935

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Series A, B and E Preference Ordinary Shares:
Balance — beginning of year	$207	$207
Issuance of Series E preference ordinary shares	10	—
Redemption of Series A preference ordinary shares	(92)	—

Balance — end of period	$125	$207

Class A Ordinary Shares:
Balance — beginning of year	$1,810	$1,795
Issue of shares	112	8
Exercise of stock options	8	3
Repurchase of shares	(133)	(1)

Balance — end of period	$1,797	$1,805

Additional Paid in Capital:
Balance — beginning of year	$6,451,569	$6,377,375
Issuance of Class A ordinary shares	869,102	53,011
Issuance of Series E preference ordinary shares	983,786	—
Repurchase of Class A ordinary shares	(451,312)	(2,830)
Redemption of Series A preference ordinary shares	(229,908)	—
Stock option expense	11,084	17,354
Exercise of stock options	50,325	13,772
Net change in deferred compensation	(6,210)	(6,492)
Net loss on sale of SCA	—	(30,100)
Realization of accumulated other comprehensive loss on sale of SCA	—	(11,000)

Balance — end of period	$7,678,436	$6,411,090

Accumulated Other Comprehensive Income (Loss):
Balance — beginning of year	$411,405	$268,243
Net change in unrealized (losses) on investment portfolio, net of tax	(865,687)	(134,263)
Net change in unrealized (losses) gains on affiliate and other investments, net of tax	(1,918)	19,326
Change in value on cash flow hedge	4,227	471
Impact of net unrealized gain (loss) on future policy benefit reserves	1,819	(14,595)
Foreign currency translation adjustments	272,975	94,826
Realization of accumulated other comprehensive loss on sale of SCA	4,953	14,224
Minority interest share in charge in accumulated other comprehensive loss in SCA	—	(7,676)
Additional pension liability	(363)	—

Balance — end of period	$(172,589)	$240,556

Retained Earnings:
Balance — beginning of year	$3,266,175	$1,824,191
Net income	1,488,758	1,281,622
Dividends on Series A, B and E preference ordinary shares	(66,530)	(30,241)
Dividends on Class A ordinary shares	(206,492)	(202,471)
Repurchase of Class A ordinary shares	(557,889)	(2,784)

Balance — end of period	$3,924,022	$2,870,317

Total Shareholders’ Equity	$11,431,791	$9,523,975

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$1,488,758	$1,281,622
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments	132,620	53,495
Net realized and unrealized losses (gains) on derivative instruments	41,233	(78,700)
Amortization of (discounts) on fixed maturities	(63,545)	(18,359)
Net (income) from investment and operating affiliates	(396,054)	(226,172)
Amortization of deferred compensation	38,149	45,923
Accretion of convertible debt	1,013	725
Accretion of deposit liabilities	306,176	261,494
Unpaid losses and loss expenses	(22,479)	(858,959)
Future policy benefit reserves	69,921	29,788
Unearned premiums	471,198	608,718
Premiums receivable	(234,234)	(194,175)
Unpaid losses and loss expenses recoverable	231,154	1,015,037
Prepaid reinsurance premiums	(101,672)	(278,054)
Reinsurance balances receivable	274,570	(179,951)
Deferred acquisition costs	(100,247)	(57,465)
Reinsurance balances payable	(6,602)	(142,448)
Deferred tax asset	6,626	34,191
Other	(137,347)	215,425

Total adjustments	$510,480	$230,513

Net cash provided by operating activities	$1,999,238	$1,512,135

Cash flows used in investing activities:
Proceeds from sale of fixed maturities and short-term investments	$19,312,713	$16,618,562
Proceeds from redemption of fixed maturities and short-term investments	1,473,034	897,854
Proceeds from sale of equity securities	655,665	1,048,623
Proceeds from sale of SCA common shares, net of cash sold upon de-consolidation	(110,843)	—
Net proceeds from sale of SCA common shares	—	104,650
Purchases of fixed maturities and short-term investments	(22,513,672)	(20,207,649)
Purchases of equity securities	(545,942)	(971,591)
Net acquisitions less dispositions of affiliates	250	177,695
Acquisition of subsidiaries, net of cash acquired	—	(12,600)
Other investments	(186,625)	(96,396)
Other assets	—	4,087

Net cash used in investing activities	$(1,915,420)	$(2,436,765)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and issuance of Class A ordinary shares	$875,333	$13,293
Proceeds from issuance of Series E preference ordinary shares	983,796	—
Redemption of Series A preference ordinary shares	(230,000)	—
Repurchase of Class A ordinary shares	(1,009,334)	(5,616)
Dividends paid	(228,902)	(232,711)
Proceeds from issuance of debt	322,836	—
Repayment of debt	(825,000)	(45,291)
Deposit liabilities	517,958	(398,553)
Net cash flow on securities lending	196,736	(335,661)
Proceeds from issuance of SCA common shares	—	342,227
Proceeds from issuance of SCA Series A perpetual preference shares	247,248	—
Dividends paid to minority shareholders of SCA	(16,130)	—

Net cash provided by (used in) financing activities	$834,541	$(662,312)
Effects of exchange rate changes on foreign currency cash	43,132	21,688

Increase (decrease) in cash and cash equivalents	961,491	(1,565,254)
Cash and cash equivalents — beginning of period	2,223,748	3,693,475

Cash and cash equivalents — end of period	$3,185,239	$2,128,221

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company did not have any accrued liabilities relating to interest and penalties as at September 30, 2007 or December 31, 2006, respectively.

3.  Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard permits fair value re- measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133; clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement was effective for all financial instruments acquired or issued after January 1, 2007. The Company has applied the fair value option to its investments in interest-only strips from the effective date of this standard. The fair value of interest only strips was $13.1 million and $17.3 million at September 30, 2007 and December 31, 2006, respectively. The application of the fair value option did not have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the impact of FAS 157; however, it is not expected to have a material impact on the Company’s financial condition and results of operations.

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

In December 2006, the FASB issued implementation guidance, FAS 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG B40), which limits the circumstances in which prepayment risk within a securitized interest would be considered an embedded derivative. To facilitate transition, securitized interests issued before June 30, 2007, containing insignificant embedded derivatives are not subject to paragraph 13(b). The provisions of DIG B40 which became effective as of July 1, 2007 were adopted by the Company; however, the adoption of this provision did not have a material impact on the Company’s financial condition or results of operations.

During February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. FAS 159 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the potential impact of this guidance.

The Company is aware of the SEC’s review of the loss reserving practices of the financial guaranty industry. The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guaranty insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. On April 18, 2007, the FASB issued its anticipated exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60”, which provides guidance for the accounting for financial guaranty insurance contracts under which it considers claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. This exposure draft was issued with a comment deadline of June 18, 2007. The Company has reviewed the exposure draft and will continue its loss reserving methodology as noted in Note 2 (k) of the Company’s Form 10-K for the year ended December 31, 2006, until further guidance is finalized by the SEC or FASB. The Company had reserves for financial guaranty insurance contracts of $160.1 million and $262.7 million at September 30, 2007 and December 31, 2006, respectively.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Recent Accounting Pronouncements (continued)

meets the definition of an investment company for financial reporting purposes and therefore should apply investment company accounting. In addition, the standard provides guidance to determine whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of a non-investment parent company or of an investor who has the ability to exercise significant influence over the investment company and accounts for its investment under the equity method. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was expected to be effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged, however, during its October meeting the FASB agreed to issue an exposure draft that would indefinitely defer the effective date of SOP 07-1 until the FASB can reassess SOP 07-1’s provisions. SOP 07-1 is not expected to have a material impact on the Company’s financial condition and results of operations.

4.  Segment Information

To better align the Company’s operating and reporting structure with its current strategy, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment are now managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to Security Capital Assurance (“SCA”). The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as a part of the Corporate segment that includes the general investment and financing operations of the Company. In addition, the guaranteed investment contract and funding agreement businesses are now reported separately within the Other Financial Lines segment.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (6)	Total
Gross premiums written	$1,169,435	$624,303	$1,793,738	$140,694	$—	$1,934,432
Net premiums written	818,185	437,933	1,256,118	129,353	—	1,385,471
Net premiums earned	1,012,145	571,198	1,583,343	147,239	—	1,730,582
Fee income and other	3,195	380	3,575	78	—	3,653
Net losses and loss expenses	634,872	285,692	920,564	195,440	—	1,116,004
Acquisition costs	105,650	126,687	232,337	20,740	—	253,077
Operating expenses (1)	145,121	52,008	197,129	7,195	—	204,324

Underwriting profit (loss)	$129,697	$107,191	$236,888	$(76,058)	$—	$160,830
Exchange losses (gains)	10,277	(33,467)	(23,190)	(3,014)	—	(26,204)
Net investment income	—	—	325,543	100,005	—	425,548
Net results from structured products (2)	1,244	13,392	14,636	—	16,470	31,106

Contribution from P&C, Life Operations and Other Financial Lines			$600,257	$26,961	$16,470	$643,688

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (3)						$(218,370)
Net income from investment and operating affiliates (7)						111,354
Corporate operating expenses						56,872
Interest expense (4)						49,029
Minority interest						—
Income taxes & other						59,135

Net Income						$371,636

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.7%	50.0%	58.1%
Underwriting expense ratio	24.7%	31.3%	27.2%

Combined ratio	87.4%	81.3%	85.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

For the three month period ended September 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $35.1 million, $15.1 million, and $5.4 million, respectively.

(3)

This includes net realized losses on investments of $160.2 million, net realized and unrealized losses on investment and other derivatives of $58.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(5)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(6)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the three month period ended September 30, 2007, the net results from these products includes net investment income, interest expense and operating expenses of $107.3 million, $86.9 million, and $3.9 million, respectively.

(7)	Net income from investment and operating affiliates includes the equity earnings from the Company’s investment in SCA reported on a one quarter lag.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance (2)	Reinsurance (2)(7)	Total P&C	Life Operations (7)	Other Financial Lines (8)	SCA	Total
Gross premiums written	$1,290,245	$758,597	$2,048,842	$113,371	$—	$85,570	$2,247,783
Net premiums written	778,250	493,482	1,271,732	103,306	—	100,478	1,475,516
Net premiums earned	1,025,071	663,616	1,688,687	120,922	—	45,455	1,855,064
Fee income and other	3,067	302	3,369	66	—	59	3,494
Net losses and loss expenses	645,425	375,321	1,020,746	170,455	—	4,994	1,196,195
Acquisition costs	117,592	124,754	242,346	12,707	—	5,824	260,877
Operating expenses (1)	154,383	46,880	201,263	9,445	—	20,780	231,488

Underwriting profit (loss)	$110,738	$116,963	$227,701	$(71,619)	$—	$13,916	$169,998
Exchange losses (gains)	23,655	(2,388)	21,267	595	—	81	21,943
Net investment income (2)	—	—	283,172	90,001	—	21,835	395,008
Net results from structured products (3)	2,926	6,170	9,096	—	7,521	—	16,617

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$498,702	$17,787	$7,521	$35,670	$559,680

Corporate & other: (2)
Net realized & unrealized (losses) gains on investment & derivative instruments (4)						$(3,372)	$(52,045)
Net income from investment and operating affiliates						—	59,334
Corporate operating expenses						—	38,215
Interest expense (5)						—	50,454
Minority interest						8,969	8,355
Income taxes & other						2,747	44,075

Net Income						$20,582	$425,870

Ratios — P&C operations: (6)
Loss and loss expense ratio	63.0%	56.6%	60.4%
Underwriting expense ratio	26.6%	25.9%	26.3%

Combined ratio	89.6%	82.5%	86.7%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(3)

For the three month period ended September 30, 2006, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $30.4 million, $16.8 million, and $4.5 million, respectively.

(4)

This includes net realized losses on investments of $52.6 million, net realized and unrealized gains on investment and other derivatives of $0.6 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(8)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the three month period ended September 30, 2006, the net results from these products includes net investment income, interest expense and operating expenses of $92.9 million, $83.2 million, and $2.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Nine months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (6)	SCA (7)	Total
Gross premiums written	$4,166,709	$2,525,507	$6,692,216	$588,930	$—	$156,983	$7,438,129
Net premiums written	3,168,942	1,989,716	5,158,658	556,778	—	130,445	5,845,881
Net premiums earned	3,116,195	1,715,968	4,832,163	534,086	—	85,682	5,451,931
Fee income and other	10,480	869	11,349	227	—	63	11,639
Net losses and loss expenses	1,941,559	914,313	2,855,872	662,883	—	1,427	3,520,182
Acquisition costs	361,804	377,871	739,675	64,622	—	6,752	811,049
Operating expenses (1)	474,558	144,078	618,636	25,867	—	43,546	688,049

Underwriting profit (loss)	$348,754	$280,575	$629,329	$(219,059)	$—	$34,020	$444,290
Exchange losses (gains)	25,429	(514)	24,915	(4,989)	—	39	19,965
Net investment income	—	—	962,721	288,788	—	48,468	1,299,977
Net results from structured products (2)	3,038	28,802	31,840	—	32,422	(61)	64,201

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$1,598,975	$74,718	$32,422	$82,388	$1,788,503

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (3)						$(20,482)	$(173,853)
Net income from investment and operating affiliates (8)						—	396,054
Corporate operating expenses						—	144,875
Interest expense (4)						—	159,059
Minority interest						23,994	23,994
Income taxes & other						73	194,018

Net Income						$37,839	$1,488,758

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.3%	53.3%	59.1%
Underwriting expense ratio	26.8%	30.4%	28.1%

Combined ratio	89.1%	83.7%	87.2%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

For the nine month period ended September 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $98.5 million, $52.1 million, and $14.6 million, respectively.

(3)

This includes net realized losses on investments of $132.6 million, net realized and unrealized losses on investment and other derivatives of $41.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(5)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(6)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the nine month period ended September 30, 2007, the net results from these products includes net investment income, interest expense and operating expenses of $289.8 million, $247.3 million, and $10.1 million, respectively.

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

(8)	Earnings from the Company’s investment in SCA are recorded as net income from operating affiliates following the secondary sale of shares on June 6, 2007.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Nine months ended September 30, 2006
(U.S. dollars in thousands)
(Unaudited)

	Insurance (2)	Reinsurance (2)(7)	Total P&C	Life Operations (7)	Other Financial Lines (8)	SCA	Total
Gross premiums written	$4,257,861	$2,776,496	$7,034,357	$479,813	$—	$272,307	$7,786,477
Net premiums written	3,071,320	2,175,749	5,247,069	450,465	—	281,747	5,979,281
Net premiums earned	3,119,692	1,958,562	5,078,254	431,469	—	148,480	5,658,203
Fee income and other	18,608	1,910	20,518	260	—	2,308	23,086
Net losses and loss expenses	2,066,141	1,151,706	3,217,847	558,964	—	11,402	3,788,213
Acquisition costs	365,385	393,977	759,362	48,435	—	15,679	823,476
Operating expenses (1)	450,689	128,533	579,222	24,369	—	58,838	662,429

Underwriting profit (loss)	$256,085	$286,256	$542,341	$(200,039)	$—	$64,869	$407,171
Exchange losses (gains)	100,661	(19,810)	80,851	(5,643)	—	177	75,385
Net investment income (2)	—	—	806,650	258,011	—	53,650	1,118,311
Net results from structured products (3)	8,861	23,768	32,629	—	24,584	—	57,213

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$1,300,769	$63,615	$24,584	$118,342	$1,507,310

Corporate & other: (2)
Net realized & unrealized (losses) gains on investment & derivative instruments (4)						$(22,958)	$25,205
Net income from investment and operating affiliates						—	226,172
Corporate operating expenses						—	132,874
Interest expense (5)						—	154,915
Minority interest						11,227	10,613
Income taxes & other						2,559	178,663

Net Income						$81,598	$1,281,622

Ratios — P&C operations: (6)
Loss and loss expense ratio	66.2%	58.8%	63.4%
Underwriting expense ratio	26.1%	26.7%	26.4%

Combined ratio	92.3%	85.5%	89.8%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(3)

For the nine month period ended September 30, 2006, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $85.5 million, $37.9 million, and $15.0 million, respectively.

(4)

This includes net realized losses on investments of $53.5 million, net realized and unrealized gains on investment and other derivatives of $78.7 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(8)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the nine month period ended September 30, 2006, the net results from these products includes net investment income, interest expense and operating expenses of $251.9 million, $220.1 million, and $7.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$354,622	$66,140	$—	$420,762
Casualty — other lines	186,190	139,224	—	325,414
Property catastrophe	17,075	70,396	—	87,471
Other property	165,725	205,967	—	371,692
Marine, energy, aviation and satellite	141,262	35,110	—	176,372
Other specialty lines (1)	125,182	—	—	125,182
Other (2)	5,037	51,476	—	56,513
Structured Indemnity	17,052	2,885	—	19,937

Total P&C Operations	$1,012,145	$571,198	$—	$1,583,343

Life operations:
Other Life	$—	$—	$98,892	$98,892
Annuity	—	—	48,347	48,347

Total Life Operations	$—	$—	$147,239	$147,239

Total	$1,012,145	$571,198	$147,239	$1,730,582

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Three months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance (3)	Reinsurance (3)(4)	Life Operations (4)	SCA	Total
P&C Operations:
Casualty — professional lines	$350,644	$87,213	$—	$—	$437,857
Casualty — other lines	222,857	183,901	—	—	406,758
Property catastrophe	16,593	63,736	—	—	80,329
Other property	149,362	213,863	—	—	363,225
Marine, energy, aviation and satellite	158,843	40,407	—	—	199,250
Other specialty lines (1)	104,391	—	—	—	104,391
Other (2)	11,734	71,925	—	—	83,659
Structured Indemnity	10,647	2,571	—	—	13,218

Total P&C Operations	$1,025,071	$663,616	$—	$—	$1,688,687

Life operations: (4)
Other Life	$—	$—	$79,554	$—	$79,554
Annuity	—	—	41,368	—	41,368

Total Life Operations	$—	$—	$120,922	$—	$120,922

SCA	$—	$—	$—	$45,455	$45,455

Total	$1,025,071	$663,616	$120,922	$45,455	$1,855,064

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

(3)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported within the Insurance and Reinsurance segments based on the nature of the business written.

(4)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Nine months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Total
P&C Operations:
Casualty — professional lines	$1,078,366	$199,926	$—	$—	$1,278,292
Casualty — other lines	610,551	457,652	—	—	1,068,203
Property catastrophe	48,054	202,756	—	—	250,810
Other property	475,605	553,998	—	—	1,029,603
Marine, energy, aviation and satellite	484,841	102,235	—	—	587,076
Other specialty lines (1)	353,730	—	—	—	353,730
Other (2)	27,314	175,773	—	—	203,087
Structured Indemnity	37,734	23,628	—	—	61,362

Total P&C Operations	$3,116,195	$1,715,968	$—	$—	$4,832,163

Life operations:
Other Life	$—	$—	$305,257	$—	$305,257
Annuity	—	—	228,829	—	228,829

Total Life Operations	$—	$—	$534,086	$—	$534,086

SCA	$—	$—	$—	$85,682	$85,682

Total	$3,116,195	$1,715,968	$534,086	$85,682	$5,451,931

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Segment Information (continued)

Nine months ended September 30, 2006:
(U.S. dollars in thousands)
(Unaudited)

	Insurance (3)	Reinsurance (3)(4)	Life Operations (4)	SCA	Total
P&C Operations:
Casualty — professional lines	$1,134,025	$265,669	$—	$—	$1,399,694
Casualty — other lines	635,547	561,447	—	—	1,196,994
Property catastrophe	57,451	186,538	—	—	243,989
Other property	448,595	566,018	—	—	1,014,613
Marine, energy, aviation and satellite	468,586	114,438	—	—	583,024
Other specialty lines (1)	304,596	—	—	—	304,596
Other (2)	45,358	233,945	—	—	279,303
Structured Indemnity	25,534	30,507	—	—	56,041

Total P&C Operations	$3,119,692	$1,958,562	$—	$—	$5,078,254

Life operations: (4)
Other Life	$—	$—	$235,188	$—	$235,188
Annuity	—	—	196,281	—	196,281

Total Life Operations	$—	$—	$431,469	$—	$431,469

SCA	$—	$—	$—	$148,480	$148,480

Total	$3,119,692	$1,958,562	$431,469	$148,480	$5,658,203

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

(3)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

(4)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Notes Payable and Debt and Financing Arrangements

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principal amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823 million.

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

In addition, during March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 20-year term of the related debt.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Share Capital

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends of $38.64 per Series E Preference Share were declared on July 30, 2007 and were paid on October 15, 2007. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

In connection with the maturity of the purchase contracts associated with the 6.5% Units, the Company issued 10,799,913 shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

During the first quarter of 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of Class A ordinary shares which included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. During the third quarter of 2007, the Company’s Board of Directors authorized a new share repurchase program of up to $500.0 million of Class A ordinary shares which was unutilized at September 30, 2007. Subsequent to September 30, 2007 through November 6, 2007, the Company repurchased 1.4 million shares for $100.0 million.

On August 14, 2007, the Company redeemed all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”) for approximately $25.24 per Series A Preference Share including accrued dividends. The aggregate redemption price was approximately $232.2 million.

On October 12, 2007, the Company called for redemption all of its outstanding 7.625% Series B Preference Ordinary Shares (the “Series B Preference Shares”). The redemption date for the Series B Preference Shares will be November 19, 2007, and the redemption price will be approximately $25.26 per Series B Preference Share including accrued and unpaid dividends. The aggregate redemption price for all outstanding Series B Preference Shares will be approximately $290.5 million.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Sale of Shares in Security Capital Assurance (“SCA”)

On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Upon completion of the secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd, the Company received proceeds, net of offering costs of approximately $316.3 million. The transaction resulted in a gain on sale of $81.3 million, representing the difference between the carrying value of the SCA shares sold and the secondary proceeds, net of offering costs. This gain includes the realization of $5.0 million of SCA’s other comprehensive loss, which had no effect on shareholders’ equity. Accordingly, SCA is no longer a consolidated subsidiary or operating segment of the Company and the Company now accounts for its remaining investment in SCA using the equity method of accounting. As at September 30, 2007, the carrying value of SCA recorded as part of investments in affiliates, was $669.8 million.

Due to the reporting lag related to the results of SCA, the Company’s results for the period ended September 30, 2007, includes the Company’s share of SCA’s results for the three months ended June 30, 2007. The Company’s share of SCA’s results for the three months ended September 30, 2007 will be recorded in the three months ending December 31, 2007. Based on recent press releases issued by SCA, it is expected that the Company’s results for the three months ended December 31, 2007 will include losses of approximately $42 million, representing the Company’s proportionate share of this loss. It is important to note that SCA’s loss includes certain mark-to-market adjustments that do not represent an actual gain or loss, claim or impairment of the underlying credit derivative portfolios and that these positions are not subject to collateral or margin requirements. The carrying value of the Company’s investment in SCA as at September 30, 2007 was $669.8 million. Subsequent to September 30, 2007, however, the market price of SCA shares traded on the NYSE has fallen.

9.  Related Party Transactions

At September 30, 2007, the Company owned minority interests in certain independent investment manager companies (“Investment Manager Affiliates”). These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment manager organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with one of its other strategic affiliates, American Strategic Inc. During the three and nine months ended September 30, 2007, these contracts resulted in reported net premiums of $43.8 million and $100.7 million, net paid claims of $13.4 million and $29.7 million, and reported acquisition costs of $32.7 million and $52.9 million, respectively. During the same periods in 2006, these contracts resulted in reported net premiums of $29.0 million and $67.3 million, net paid claims of $4.4 million and $7.6 million, and reported acquisition costs of $15.4 million and $36.8 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms- length contracts.

During the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Related Party Transactions (continued)

Concurrent with the initial public offering (“IPO”) of SCA and subsequently, the Company has entered into arrangements with SCA and its subsidiaries, to govern certain aspects of the Company’s relationship with SCA. Prior to the sale of SCA shares through the secondary offering on June 6, 2007, the impacts of these arrangements have been eliminated upon consolidation of the Company’s results.

The Company has entered into a series of service agreements under which subsidiaries of the Company provide services to SCA and its subsidiaries such as (i) information technology support, (ii) consulting and management services, (iii) actuarial, finance, legal and internal audit services, (iv) certain long-term compensation costs and (v) certain investment management services or receive certain services for a period of time after the IPO. For the three months ended September 30, 2007, the Company reported fee income under the aforementioned agreements aggregating to approximately $1.9 million.

The Company provides certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of SCA: XL Financial Assurance (“XLFA”) and XL Capital Assurance (“XLCA”). The adverse development cover relates to a specific project financing transaction while the facultative covers generally reinsure certain policies up to the amount necessary for XLCA and XLFA to comply with certain regulatory and risk limits. As at September 30, 2007, the aggregate par at risk under the adverse development cover and facultative agreements was $6.6 billion. The excess of loss reinsurance provides indemnification for the portion of any individual paid loss covered by XLFA in excess of 10% of XLFA’s surplus (XLFA’s surplus on a Bermuda statutory basis was approximately $375 million as at September 30, 2007), up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of the underlying policies. For the three months ended September 30, 2007, the Company received aggregate premiums of $1.1 million net of ceding commission and had no incurred losses under the aforementioned agreements. The Company also carries a net receivable of approximately $6.4 million from SCA in relation to these agreements as at September 30, 2007.

The following tables presents the financial guaranty portfolio reinsured from XLCA and XLFA under the adverse development facultative reinsurance noted above at September 30, 2007 by credit quality and broad sector allocation:

	(Unaudited) As at September 30, 2007
(U.S. dollars in millions)	Net Par Outstanding	% of Total
Credit Quality:
AAA	701.1	10.7%
AA	346.6	5.3%
A	941.2	14.3%
BBB	4,298.9	65.4%
BB and below	281.1	4.3%

Total	$6,568.9	100.0%

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(Unaudited) As at September 30, 2007
(U.S. dollars in millions)	Net Par Outstanding	% of Total
International Finance	3,356.5	51.1%
Public Finance	713.9	10.9%
Structured Finance	2,498.5	38.0%

Total	$6,568.9	100.0%

The Company has also entered into certain agreements with subsidiaries of SCA which unconditionally and irrevocably guarantee: (i) XLCA for the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, (ii) the full and complete payments when due of XLCA’s obligations under certain financial guarantees issued by XLCA and arranged by XL Capital Assurance (U.K.) Limited and (iii) Financial Security Assurance (“FSA”) for the full and complete payment of XLFA’s obligations under a FSA Master Facultative Agreement. These guarantee agreements terminated with respect to any new business produced through the underlying agreements after the effective date of the IPO, but the agreements remain in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The aggregate net par value outstanding of business guaranteed by the Company under these agreements was approximately $78.4 billion as of September 30, 2007. As at September 30, 2007 XLFA and XLCA had financial strength ratings of AAA from internationally recognized rating agencies. Although further deterioration in the credit markets could potentially lead to a downgrade of XLFA or XLCA, which would impair SCA’s ability to continue to execute its business plan, XLFA and XLCA would have to fail to meet their respective payment obligations under the related policies before the Company would be required to pay any claims under these guarantees. Subsequent to September 30, 2007 several major ratings agencies have indicated that they intend to update their capital adequacy analyses in light of recent credit market deterioration. This has increased the risk of potential ratings actions with respect to SCA. XLFA and XLCA had total assets of approximately $2.3 billion and $1.3 billion, respectively, as of June 30, 2007.

In addition, XLCA provides financial guarantee insurance policies insuring timely payment of investment contracts issued by XL Asset Funding Company I LLC (“XLAF”), a subsidiary of the Company. As of September 30, 2007, the aggregate par amount of such investment contracts insured by XLCA was $4.8 billion. In addition, XLCA insures XLAF’s obligations under certain derivative contracts entered into by XLAF. As of September 30, 2007, the total notional value of such contracts insured was $167.7 million. The Company recorded expenses of approximately $1.2 million for three months ended September 30, 2007, relating to the aforementioned contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Computation of Earnings per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per ordinary share and ordinary share equivalents:
Net income	$371,636	$425,870	$1,488,758	$1,281,622
Less: preference share dividends	(43,661)	(10,081)	(66,530)	(30,241)

Net income available to ordinary shareholders	$327,975	$415,789	$1,422,228	$1,251,381

Weighted average ordinary shares outstanding	178,788	178,818	178,886	178,662
Basic earnings per ordinary share & ordinary share equivalents outstanding	$1.83	$2.33	$7.95	$7.00

Diluted earnings per ordinary share and ordinary share equivalents:
Net income	$371,636	$425,870	$1,488,758	$1,281,622
Less: preference share dividends	(43,661)	(10,081)	(66,530)	(30,241)

Net income available to ordinary shareholders	$327,975	$415,789	$1,422,228	$1,251,381

Weighted average ordinary shares outstanding — basic	178,788	178,818	178,886	178,662
Impact of share based compensation and certain conversion features (1)(2)	993	621	1,454	636

Weighted average ordinary shares outstanding — diluted	179,781	179,439	180,340	179,298

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$1.82	$2.32	$7.89	$6.98

Dividends per ordinary share	$0.38	$0.38	$1.14	$1.14

(1)	Net of shares repurchased under the treasury stock method.

(2)

For the nine months ended September 30, 2007, the impact of share based compensation and certain conversion features includes the application of the “if converted” method of accounting for the 6.5% Units for the period from the announcement of the Company’s intent to participate in the remarketing of the 2009 Senior Notes until the settlement of the related share purchase contracts.

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

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended September 30, 2007 and 2006:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended September 30,
	2007	2006
Net income available to ordinary shareholders	$327,975	$415,789

Earnings per ordinary share and ordinary share equivalents — basic	$1.83	$2.33
Earnings per ordinary share and ordinary share equivalents — diluted	$1.82	$2.32
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,788	178,818
Weighted average number of ordinary shares and ordinary share equivalents — diluted	179,781	179,439

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the nine months ended September 30, 2007 and 2006:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Nine Months Ended September 30,
	2007	2006
Net income available to ordinary shareholders	$1,422,228	$1,251,381

Earnings per ordinary share and ordinary share equivalents — basic	$7.95	$7.00
Earnings per ordinary share and ordinary share equivalents — diluted	$7.89	$6.98
Weighted average number of ordinary shares and ordinary share equivalents — basic	178,886	178,662
Weighted average number of ordinary shares and ordinary share equivalents — diluted	180,340	179,298

The Company’s net income and other financial measures as shown below for the three and nine months ended September 30, 2007 have been affected, among other things, by the following significant items:

1) Continuing competitive underwriting environment

Insurance

In the first nine months of 2007, most lines of business within the Insurance segment have continued to experience rate declines as well as increased competition as the insurance market has continued to soften, resulting in a decrease in gross premiums written. While the Company has seen rates across the market in professional and certain casualty lines decline by as much as 15%, year- to-date renewal rate changes on business written in these lines have decreased by up to 10%. In addition, aerospace has experienced pricing erosion of up to 10%, while property rates have decreased 5 to 10%. However, partially offsetting these decreases was growth within the excess and surplus book of business in the U.S.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2007			(Unaudited) Nine Months Ended September 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$1,134,326	$1,031,880	$1,078,366	$1,166,148	$1,112,840	$1,134,025
Casualty — other lines	1,078,947	679,672	610,551	1,011,243	618,286	635,547
Property catastrophe	15,358	(6,167)	48,054	130,802	86,430	57,451
Other property	749,535	505,669	475,605	717,350	403,956	448,595
Marine, energy, aviation, and satellite	602,690	450,061	484,841	711,952	483,961	468,586
Other specialty lines (1)	513,165	440,920	353,730	484,003	341,349	304,596
Other (2)	27,174	23,320	27,314	(22)	(8,048)	45,358
Structured indemnity	45,514	43,587	37,734	36,385	32,546	25,534

Total	$4,166,709	$3,168,942	$3,116,195	$4,257,861	$3,071,320	$3,119,692

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

The Reinsurance segment has experienced a similar decline in premium rates as the Insurance segment, although at a slower pace, and overall the reinsurance industry continues to be impacted by supply and demand forces within the marketplace. For the first nine months of 2007, most lines of business within the Reinsurance segment have experienced pricing erosion, increased retentions by cedants and competitive pressures in the form of other reinsurers, capital markets, and local governments. Renewals and new business continue to be assessed against internal hurdle rates with a continued focus on underwriting discipline. Within U.S. catastrophe exposed property lines of business, rates have decreased approximately 10% off prior highs for wind exposure while rates for U.S. earthquake remain flat to down 5%. For non-U.S. non-catastrophe property lines of business, increased competition has also led to price reductions of approximately 10 to 15%. Ocean marine pricing rates have fallen by approximately 10% except on programs that have experienced adverse claims. In addition, casualty pricing trends in the Reinsurance segment have generally followed those of the Insurance segment with an overall deterioration in rates and pressures on terms and conditions. Within the aviation market, rate reductions in the region of 5 to 10% continue to be experienced, although the declines experienced are less than those in the primary insurance market.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2007			(Unaudited) Nine Months Ended September 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$237,630	$241,712	$199,926	$287,693	$286,025	$265,669
Casualty — other lines	483,698	465,452	457,652	553,698	509,854	561,447
Property catastrophe	465,157	267,379	202,756	434,012	239,356	186,538
Other property	938,753	663,224	553,998	946,632	662,964	566,018
Marine, energy, aviation, and satellite	133,789	120,987	102,235	162,340	138,149	114,438
Other (1)	238,219	202,701	175,773	355,009	302,289	233,945
Structured Indemnity	28,261	28,261	23,628	37,112	37,112	30,507

Total	$2,525,507	$1,989,716	$1,715,968	$2,776,496	$2,175,749	$1,958,562

(1)	Other includes employers’ liability, surety, political risk and other lines.

2) Impact of credit market movements on the Company’s results of operations

During the quarter, increasing delinquencies in U.S. sub-prime residential mortgage collateral triggered increased volatility and decreased liquidity across financial markets as a whole and particularly in the area of structured credit assets. The Company’s management has been engaged in market developments and has reduced the Company’s exposure to lower rated investment grade 2005 and 2006 vintage sub-prime securities given concerns about future deterioration.

These market developments have negatively impacted the Company’s results for both the three and nine month periods ended September 30, 2007 through both impairment charges and realized losses largely in various residential sub-prime related mortgage portfolios, negative mark-to-market adjustments on certain swap transactions and a loss recorded by one of the Company’s investment manager affiliates.

Realized losses and impairments in the sub-prime and related mortgage exposed portfolios totaled $138.9 million during the third quarter of 2007 and represented a combination of losses on sub- prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures. These losses and impairments were principally concentrated in 2005, 2006, and 2007 vintage securities. In addition, derivative losses in the third quarter of 2007 include a mark-to- market loss of $37.0 million with respect to a total return swap on a structured credit instrument impacted by the challenging credit markets throughout the quarter.

Much of the negative impact of credit markets during the third quarter of 2007 impacted the Company’s Other Financial Lines segment which comprises the municipal guaranteed investment contract and funding agreement businesses which are largely credit spread activities and have a higher component of structured credit exposure. During the quarter, net realized losses and impairments within the Other Financial Lines segment totaled $105.4 million and net unrealized losses increased by $190.4 million.

In addition to the impact on net income, the Company’s overall book value has also been impacted through the increase of unrealized losses on the portfolio as a whole as a result of year-to- date widening of credit spreads on corporate and structured credit assets, partially offset by declining U.S. government interest rates for the year.

The following table details the current exposures to sub-prime and related mortgage exposed assets within the Company’s fixed income portfolio as well as the current net unrealized gain/loss position as at September 30, 2007, and related earnings and comprehensive earnings impact in the third quarter of 2007 allocated by exposure to sub-prime collateral:

(U.S. dollars in thousands)
	(Unaudited) As at September 30, 2007			(Unaudited) Three Months Ended September 30, 2007
	Holding at Fair Value	Percent of Portfolio	Net Unrealized (Loss) Gain	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss) Gain
Fixed income portfolio:
Sub-prime first lien mortgages	$1,192,692	2.9%	$(62,868)	$(75,583)	$(49,646)
Alt-A mortgages	992,411	2.4%	(19,069)	(4,637)	(18,093)
Second lien mortgages (including sub-prime second lien mortgages)	128,298	0.3%	710	(37,872)	17,734
ABS CDOs with sub-prime collateral	114,629	0.3%	(7,126)	(20,792)	274

Total exposure to sub-prime and related collateral	$2,428,030	5.9%	$(88,353)	$(138,884)	$(49,731)

As at September 30, 2007, approximately 15.0% of the asset and mortgage-backed holdings had exposure to sub-prime related mortgage exposed portfolios. This represented approximately 5.9% of the total fixed income portfolio and 11.8% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 99% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary-impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to residential mortgages, the Company’s financial position would be negatively impacted.

The Company is not a primary originator or insurer of mortgages, nor does it guarantee mortgages other than indirectly through the activities of its financial operating affiliate, SCA, and as such any negative impact to the Company with respect to credit enhancement activities is expected to be largely limited to SCA’s operations. Such impact on the Company could result from a reduction in the value of the reported investment in SCA, or by way of any losses related to the guarantees and reinsurances provided by the Company’s subsidiaries XLCA and XLFA, following the failure of either of those companies to meet their respective obligations. Exposures under both the reinsurance and guarantee agreements are described in Note 9 of the Notes to Unaudited Consolidated Financial Statements as at September 30, 2007 included above.

The financial guarantees issued by XLCA and XLFA are generally guarantees of payments under financial guaranty insurance policies and credit default swaps. The financial guaranty business model generally provides for a guarantee of payment of interest and principal over the defined expected life of a transaction, with no acceleration and no need for collateralization by the guarantor in the case of any weakness or default by the underlying obligor. These characteristics reduce the need for liquidity by the financial guarantor in case of underlying deterioration in the guaranteed transaction, since the calendar of payments remains as set in the original transaction. As a general matter, the obligations of XLCA under credit default swaps issued in connection with their business accrue in a similar manner, however, they do not qualify for the financial guaranty insurance scope exception under FAS 133 and, therefore, are reported at fair value, with changes in fair value included in our earnings.

As a result of the broad market developments noted above, including but not limited to residential mortgage exposures, those transactions executed in derivative form were subject to negative mark-to-market valuations. During the third quarter of 2007, the impact of those valuations on the Company’s reported earnings from SCA and Primus has been limited due to the one quarter reporting lag related to the results of these companies. The Company’s results for the three month period ended September 30, 2007 included the Company’s share of SCA and Primus’s results for the three months ended June 30, 2007. The Company’s share of SCA and Primus’s results for the three months ended September 30, 2007 will be recorded in the three months ending December 31, 2007. Based on recent press releases issued by both SCA and Primus, it is expected that the Company’s results for the three months ended December 31, 2007 will include losses of approximately $42 million and $43 million, respectively, representing the Company’s proportionate share of these companies’ losses, including significant mark-to-market adjustments on these companies’ credit derivative portfolios. It is important to note that the mark-to-market adjustments noted above do not represent an actual gain or loss, claim or impairment of the underlying credit derivative portfolios and that generally these positions are not subject to collateral or margin requirements. For transactions that will maintain a satisfactory future payment record, it is expected that over the life of those transactions, such mark-to-market adjustments would reverse towards maturity. The carrying values of the Company’s investments in SCA and Primus as at September 30, 2007 were $669.8 million and $145.6 million, respectively. Subsequent to September 30, 2007, however, the market prices of both SCA and Primus shares traded on the NYSE have fallen.

The Company has not incurred any losses as result of the reinsurance or guarantee agreements with XLCA and XLFA during the three months ended September 30, 2007 as there have not been any events of default paid or reported to date on the related underlying policies. The Company is however exposed to the guarantee of consumer mortgages through reinsurance provided to XLCA and XLFA and indirectly through the guarantees described above. This exposure is primarily in the form of guarantees of residential mortgage-backed securities (“RMBS”) and CDOs of asset-backed securities.

Within the financial guaranty portfolio reinsured from XLCA and XLFA under the facultative and adverse development reinsurance agreements described above, totaling $6.6 billion as at September 30, 2007, the residential real estate exposure totaled approximately $826 million. This included $184 million of indirect sub-prime residential exposures within AAA rated ABS CDOs with a par outstanding of $651 million, $72 million of BBB minus rated prime HELOC exposures and $103 million of BBB rated prime closed-end second liens.

Where appropriate, further details of each of the items noted above can be found in the related section of management’s detailed discussion and analysis of operations below.

3) Favorable prior year reserve development

During the three months ended September 30, 2007, the Company had net favorable prior year reserve development in property and casualty operations of $144.0 million as compared to $33.8 million during the three months ended September 30, 2006. Net favorable development within the Reinsurance segment accounted for $83.3 million of the release in 2007, while net favorable development within the Insurance segment totaled $60.7 million for the same period. Within the Reinsurance segment, reserve releases were comprised of $45.1 million in property and other short-tail lines of business, $37.9 million in casualty and other lines of business and $0.3 million within structured indemnity lines of business. The Insurance segment reserve releases consisted mainly of $104.0 million within property and casualty lines of business and was partially offset by net adverse development of $43.3 million within specialty and other lines of business. For further details see the segment results in the Statement of Income Analysis below.

During the first nine months of 2007, the Company had net favorable prior year reserve development in property and casualty operations of $332.8 million compared to net favorable prior year reserve development of $7.7 million for the same period in 2006. Reinsurance net favorable development accounted for $208.2 million of the release in 2007, while net favorable development within the Insurance segment totaled $124.6 million for the same period. Within the Reinsurance segment, reserve releases of $140.3 million primarily in property and other short-tail lines of business and $76.7 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity lines of business. The Insurance segment reserve releases consisted mainly of $196.1 million in certain property and casualty lines of business and was partially offset by net adverse development of $71.5 million in specialty and other lines. For further details see the segment results in the Statement of Income Analysis below.

4) Growing asset base and positive contribution from investment and operating affiliates

Net investment income was $1.7 billion for the nine months ended September 30, 2007 compared to $1.5 billion for the same period in 2006. This increase resulted from a larger investment base combined with higher investment yields. The increase in the size of the investment portfolio resulted primarily from positive cash flow from operations for the twelve months ended September 30, 2007 and various capital and financing activities, offset by ordinary share repurchases.

Net income from investment affiliates was $255.4 million for the nine months ended September 30, 2007 compared to $174.6 million for the same period in 2006. These results are due primarily to strong results in the equity accounted portion of the alternative portfolio and a higher investment asset base.

Net income from operating affiliates was $140.6 million for the nine months ended September 30, 2007 compared to $51.6 million for the same period in 2006. Operating affiliates include investment manager affiliates, financial operating affiliates, and certain other strategic operating affiliates. These results reflect strong returns from the Company’s investment manager affiliates during the fourth quarter of 2006 and the first two quarters of 2007, partially offset by an impairment related to the impact of credit market volatility noted above.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Three Months Ended September 30,
	2007	2006
Underwriting profit — property and casualty operations	$236,888	$227,701
Combined ratio — property and casualty operations	85.3%	86.7%
Net investment income — property and casualty operations (1)	$325,543	$283,172

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Nine Months Ended September 30,
	2007	2006
Underwriting profit — property and casualty operations	$629,329	$542,341
Combined ratio — property and casualty operations	87.2%	89.8%
Net investment income — property and casualty operations (1)	$962,721	$806,650
Annualized return on average ordinary shareholders equity	19.2%	19.8%

	(Unaudited) September 30, 2007	December 31, 2006
Book value per ordinary share	$56.45	$53.12
Fully diluted book value per ordinary share (2)	$56.29	$53.01

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

Fully diluted book value per ordinary share is a non-GAAP measure and represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

Underwriting profit — property and casualty operations

One way the Company evaluates the performance of its property and casualty insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to the underwriting activities. Underwriting profits in the three and nine months period ended September 30, 2007 are primarily reflective of the combined ratio discussed below.

Combined ratio — property and casualty operations

The combined ratio for property and casualty operations is used by the Company, and many other property and casualty insurance and reinsurance companies, as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s property and casualty operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and nine months ended September 30, 2007, is lower than the same periods in the previous year, primarily as a result of a lower loss and loss expenses ratio partially offset by a higher underwriting expense ratio. The lower loss and loss expense ratio has resulted mainly from higher net favorable prior year development in the third quarter and the first nine months of 2007 as compared to the same periods in 2006. The increased underwriting expense ratio has been driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium earned.

Net investment income — property and casualty operations

Net investment income from the Company’s property and casualty operations, excluding net investment income from structured products, is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is affected primarily by the size of the portfolio and also the level of market interest rates. The average size of the investment portfolio during the three and nine months ended September 30, 2007, increased as compared to the same periods in 2006, mainly due to positive operating cash flow and positive net cash flow from the Company’s capital and financing activities. Portfolio yields have increased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are higher than on securities previously held, as prevailing market interest rates have generally increased in 2007 across most major geographies.

Book value per ordinary share and fully diluted book value per ordinary share

Management also views the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and also the impact of any ordinary share repurchase or issuance activity. Book value per ordinary share has increased by $3.33 in the first nine months of 2007 as compared to an increase of $5.59 in the first nine months of 2006. The factors noted above have created net income of $1.4 billion for the nine months of 2007, which increased book value together with an increase in currency translation adjustments due to the decline in the value of the U.S. dollar on the net assets of European-based subsidiaries. However, partially offsetting this increase in book value was an increase in unrealized losses on investments of $862.7 million, net of tax, largely during the second and third quarters of 2007. The increase in unrealized losses on investments was primarily as a result of year-to-date widening credit spreads on corporate and structured credit assets, partially offset by declining U.S. government interest rates for the year. In relation to capital and financing activities, book value per ordinary share increased in connection with the issuance of Class A ordinary shares upon maturity of the purchase contracts associated with the 6.5% Units, as the ordinary shares were issued at a premium to book value. However, this increase was essentially neutralized due to the Company’s share repurchase activity as the price paid for such shares was at a premium to book value.

As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share increased by $3.28 in the first nine months of 2007 primarily as a result of the factors noted above and offset by the dilutive impact of in-the-money stock options as a result of a higher stock price at September 30, 2007 as compared to December 31, 2006.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006. That discussion is updated with the disclosures set forth below.

Launch of Refined Strategy

In the second quarter of 2007, the Company announced a refined strategy that will focus on its insurance, reinsurance and life reinsurance operations. Thus, the Company will no longer pursue diversification outside of its insurance and reinsurance platforms unless it meets high hurdle rates and is connected to its business. Accordingly, the following product lines or transactions previously managed by and reported via the Financial Lines Segment are now, depending on the nature of the business written, managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to SCA. The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. The Company has exited and placed into run-off the political risk insurance business, but remains in the political risk reinsurance business. In addition, the guaranteed investment contract and funding agreement businesses are now reported separately within the Other Financial Lines segment.

In addition, in connection with its refined strategy, the Company completed the secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd and received proceeds, net of offering costs, of approximately $316.3 million and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to the effective date of sale, June 6, 2007, SCA is no longer a consolidated subsidiary or operating segment of the Company and its remaining investment in SCA is accounted for using the equity method of accounting.

Ratings and Capital Management

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating was downgraded, its ability to write business may be adversely affected.

The Company regularly evaluates the efficiency of its capital structure and its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company continues to address these needs by monitoring various risk management measures and capital structuring initiatives intended to reduce volatility while, at the same time, improve the quality of the Company’s risk adjusted returns. The Company addressed these needs during the nine months ended September 30, 2007 with several key transactions described below.

On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled approximately 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As of September 30, 2007, no share repurchases had been made under the new share repurchase program. Subsequent to September 30, 2007 through November 6, 2007, the Company repurchased 1.4 million shares for $100.0 million.

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.0 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares will be payable semi-annually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares will be payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends of $38.64 per Series E Preference Share were declared on July 30, 2007 and were paid on October 15, 2007. The Series E Preference Shares will be perpetual securities with no fixed maturity date and will not be convertible into any of the Company’s other securities.

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

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principal amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823.0 million.

On August 14, 2007, the Company redeemed all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”) for approximately $25.24 per Series A Preference Share including accrued dividends. The aggregate redemption price was approximately $232.2 million.

On October 12, 2007, the Company called for redemption all of its outstanding 7.625 % Series B Preference Ordinary Shares (the “Series B Preference Shares”). The redemption date for the Series B Preference Shares will be November 19, 2007, and the redemption price will be approximately $25.26 per Series B Preference Share including accrued and unpaid dividends. The aggregate redemption price for all outstanding Series B Preference Shares will be approximately $290.5 million.

Management Changes

In late October 2007, the Company announced that Mr. Brian M. O’Hara, President and Chief Executive Officer (“CEO”) of the Company, had informed the Company’s Board of Directors of his decision to retire as President and CEO in mid-2008. Accordingly, the Board of Directors implemented a CEO succession plan including the authorization of a Succession Committee to lead the new CEO selection process. In addition, Mr. Michael P. Esposito Jr., Chairman, advised the Board of Directors that he will retire from the Board upon the appointment of Mr. O’Hara’s successor. In order to provide continuity during the transition, the Board anticipates that after his retirement as CEO, Mr. O’Hara will serve as Chairman during the final year of his current board term which expires in 2009.

In late July 2007, Mr. Brian W. Nocco joined the Company and effective August 10, 2007 began serving as the Company’s Chief Financial Officer. Ms. Fiona E. Luck, who served as the Company’s Interim Chief Financial Officer prior to the effective date, will continue in her role as the Company’s Chief of Staff.

In September 2007, Ms. Kirstin Romann Gould was appointed to the role of General Counsel of the Company which also includes her prior responsibilities as General Counsel, Corporate Affairs. In addition, Ms. Gould will continue to serve in her role as Secretary of the Company.

Financial Reporting and Controls Initiative

The Company has in place and continues to develop programs and initiatives aimed at enhancing its operational efficiency and effectiveness. In particular, the Company continues to make significant investments in information technology and related systems in order to develop and implement a new framework for financial reporting and controls which will lead a transformation of the Company’s financial architecture. While the primary focus of this initiative will be to implement a new chart of accounts and technical architecture centered around an upgraded general ledger system, the Company expects to benefit from a stronger control environment and greater flexibility in its ability to analyze financial information. Supporting this initiative, the Company continues to enhance the structure of its various business processes and implement operational transformations in order to support the Company’s long-term strategy and vision.

Operational Efficiency and Effectiveness

The Company’s ability to compete is influenced by its operational efficiency and effectiveness, including the development and retention of its people. In recognition of this, the Company has in place and continues to develop programs and initiatives aimed at enhancing its position in these areas. For example, the Company continues to make significant investments in information technology in both the Insurance and Reinsurance segments, implement operational transformation through enhancement of its various business processes, and continues to build out its operations center based in India. Each of these related initiatives requires considerable investment and commitment of the Company’s resources in an effort to achieve the ultimate goals of increased operational efficiency and effectiveness.

Enterprise Risk Management

The Company created an Enterprise Risk Management committee (the “ERM Committee”) to facilitate the management of firm-wide risks that the Company faces across all of its businesses. The ERM Committee is comprised of the most senior risk takers and managers of the Company. The objective of the ERM Committee is to make recommendations to the Executive Management Board on overall risk aggregates, correlated risk as well as risk allocation in order to proactively manage enterprise risks. In August 2007, the Company and its core operating subsidiaries received from Standard & Poor’s an enterprise risk management rating of ‘Adequate’ and is seeking to achieve a ‘Strong’ level within 12 to 18 months.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

Statement of Income Analysis

Segment Results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

To better align the Company’s operating and reporting structure with its current strategy and subsequent to secondary offering of SCA’s common shares on June 6, 2007, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment are now, depending on the nature of the business written, managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), as well as, (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guaranty business and other transactions not transferred to SCA. Subsequent to June 6, 2007, SCA is no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA is accounted for using the equity method of accounting. However, historical consolidated results of the Company will continue to include the separately reported net income of SCA through to June 6, 2007. The earnings on the Company’s investment in Primus and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. In addition, the guaranteed investment contract and funding agreement businesses are now reported separately within the Other Financial Lines segment.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$1,169,435	$1,290,245	(9.4)%
Net premiums written	818,185	778,250	5.1%
Net premiums earned	1,012,145	1,025,071	(1.3)%
Fee income and other	3,195	3,067	4.2%
Net losses and loss expenses	634,872	645,425	(1.6)%
Acquisition costs	105,650	117,592	(10.2)%
Operating expenses	145,121	154,383	(6.0)%

Underwriting profit	$129,697	$110,738	17.1%
Exchange losses	$10,277	$23,655	(56.6)%
Net results — structured products	$1,244	$2,926	(57.5)%

(1)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

Gross premiums written decreased by 9.4% during the three months ended September 30, 2007 compared with the three months ended September 30, 2006, while net premiums written increased by 5.1% during the same period. Decreases in gross premiums written were due primarily to lower premium rates, selective non-renewals, and reduced shares within certain property and marine lines of business as a result of softening market conditions and increased competition in the marketplace. In addition, there was a reduction in program business as a result of the runoff of a large property catastrophe program. Partially offsetting these unfavorable variances was growth in the U.S. excess and surplus lines of business and a favorable impact on premiums written of foreign exchange movements on premiums, as the value of various European currencies increased relative to the U.S. dollar. Net premiums written increased as the reduction in ceded premiums written more than offset the reduction in gross premiums written noted above. Ceded premiums written decreased as a result of the run-off of reinsurance associated with a large property catastrophe program, favorable reinsurance pricing conditions and ceded premium refunds associated with certain property lines of business.

Net premiums earned decreased slightly by 1.3% in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 as a result of the earn-out of overall lower net premiums written over the past twelve months, as compared to the periods preceding those.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2007	2006
Loss and loss expense ratio	62.7%	63.0%
Underwriting expense ratio	24.7%	26.6%

Combined ratio	87.4%	89.6%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended September 30, 2007 decreased compared with the three months ended September 30, 2006, primarily due to net favorable prior year development of $60.7 million as compared to net favorable development of $9.5 million in the same period of the prior year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended September 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Three Months Ended September 30,
	2007	2006
Property	$(20.9)	$(26.4)
Casualty and professional	(87.4)	(22.5)
Specialty and other	47.6	39.4

Total	$(60.7)	$(9.5)

Loss and loss expense ratio excluding prior year development	68.7%	63.9%

Net releases in casualty lines for the three months ended September 30, 2007 reflects favorable development in the 2002-2005 years partially offset by strengthening in years prior to 2002, while net favorable development in property lines represents a release of reserves related to attritional losses. Within specialty and other lines, reserve strengthening within the marine book of business resulted from a detailed review in the current quarter of the marine excess liability portfolio which highlighted an increase in loss frequency across several recent years. Additional reserve strengthening within specialty and other lines pertained to the Company’s London Market operation.

Excluding prior year development, the loss ratio for the three months ended September 30, 2007 increased by 4.8 loss percentage points as compared to the same period in 2006 as a result of an increase in current year loss ratios within casualty and marine lines of business due to lower premium rates as well as an increase in minor catastrophe losses impacting property lines.

The decrease in the underwriting expense ratio in the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, was due to a decrease in both acquisition expense and operating expense ratios to 10.4% and 14.3%, respectively, as compared with 11.5% and 15.1%, respectively, in the third quarter of 2006. The acquisition expense ratio decreased mainly due to higher ceded profit commissions recorded in the third quarter of 2007 combined with favorable adjustments relating to accrued licenses and fee expenses. The decrease in the operating expense ratio was due primarily to adjustments booked in the third quarter of 2007 relating to previously accrued regulatory costs and partially offset by higher compensation costs as overall headcount has grown to support new segment initiatives such as the growth of certain U.S. books of business.

Foreign exchange losses in the three months ended September 30, 2007 and 2006 were due primarily to the decline in the value of the U.S. dollar against certain European currencies such as the U.K. sterling and the Euro on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended September 30, 2007, have decreased compared to the same period in 2006 due to higher net investment income recorded in 2006 as a result of a reclassification adjustment combined with higher operating expenses as a result of higher corporate allocations in the third quarter of 2007.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$624,303	$758,597	(17.7)%
Net premiums written	437,933	493,482	(11.3)%
Net premiums earned	571,198	663,616	(13.9)%
Fee income and other	380	302	25.8%
Net losses and loss expenses	285,692	375,321	(23.9)%
Acquisition costs	126,687	124,754	1.5%
Operating expenses	52,008	46,880	10.9%

Underwriting profit	$107,191	$116,963	(8.4)%
Exchange (gains)	$(33,467)	$(2,388)	NM *
Net results — structured products	$13,392	$6,170	117.1%

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

Gross and net premiums written decreased by 17.7% and 11.3%, respectively, in the third quarter of 2007 as compared to the third quarter of 2006. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting levels combined with increased retention by cedants as compared to prior years. In addition, decreases in gross and net premiums written were a result of a change in accrual methodology of certain U.S. property programs in the third quarter of 2006. Pricing erosion was experienced across most lines of business but was most notable in U.S. casualty and non-U.S. property lines of business. Net premiums written reflect the above decrease in gross premiums written and partially offset by higher retentions and lower cost of certain external retrocessions which renewed during the quarter.

Net premiums earned in the third quarter of 2007 decreased 13.9% as compared to the third quarter of 2006. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2007	2006
Loss and loss expense ratio	50.0%	56.6%
Underwriting expense ratio	31.3%	25.9%

Combined ratio	81.3%	82.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the three months ended September 30, 2007, compared to the same three months ended September 30, 2006, primarily reflects higher net favorable prior year loss development. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended September 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Three Months Ended September 30,
	2007	2006
Property and other short-tail lines	$(45.1)	$(29.3)
Casualty and other	(37.9)	5.0
Structured indemnity	(0.3)	—

Total	$(83.3)	$(24.3)

Loss and loss expense ratio excluding prior year development	64.6%	60.2%

For the three months ended September 30, 2007, property and other short-tail lines reserve releases were primarily due to favorable attritional loss activity in both the property catastrophe and property risk portfolios. Casualty reserve releases of $35.4 million related primarily to non-U.S. casualty business written through the Company’s European and Bermuda operations and to a lesser extent the Company’s U.S. casualty business. Offsetting these casualty reserve releases was strengthening of $13.0 million related to asbestos and environmental related claims. Reserve releases of $15.5 million within the Other portfolio reflect primarily whole account business written on Lloyd’s Syndicates for which the reinsurance-to-close booking for the 2004 year of account reflected reserve releases in the current quarter. Excluding prior year development, the loss ratio for the three months ended September 30, 2007 increased by 4.4 loss percentage points as compared to the same period in 2006 as a result of losses recorded relating to certain catastrophe losses including Hurricane Dean and the Peru earthquake as well as other attritional losses within property lines of business, combined with lower premium rate levels.

The increase in the underwriting expense ratio in the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, was due to an increase in both acquisition expense and operating expense ratios to 22.2% and 9.1%, respectively, as compared with 18.8% and 7.1%, respectively, in the third quarter of 2006. The increase in the acquisition expense ratio was primarily due to higher performance related commissions recorded in the current year as a result of the reserve releases noted above, against lower net premiums earned. The increase in the operating expense ratio was primarily due to a provision booked against certain assets in the third quarter of 2007 and a lower level of net premiums earned.

Foreign exchange gains in the three months ended September 30, 2007 and 2006 were due primarily to the decline in the value of the U.S. dollar against certain European currencies such as the U.K. sterling and the Euro on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended September 30, 2007, have increased compared to the same period in 2006 due to higher net investment income and lower interest expense recorded in the third quarter of 2007. Investment income increased as a result of larger average investment balances while interest expense decreased primarily as a result of a commutation of a structured reinsurance contract in the quarter ended September 30, 2007.

Life Operations

Business written by the Life Operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$140,694	$113,371	24.1%
Net premiums written	129,353	103,306	25.2%
Net premiums earned	147,239	120,922	21.8%
Fee income and other	78	66	18.2%
Claims and policy benefits	195,440	170,455	14.7%
Acquisition costs	20,740	12,707	63.2%
Operating expenses	7,195	9,445	(23.8)%
Exchange (gains) losses	(3,014)	595	NM *
Net investment income	100,005	90,001	11.1%

Contribution from Life Operations	$26,961	$17,787	51.6%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

*	NM — Not Meaningful

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousandss)	(Unaudited) Three Months Ended September 30, 2007			(Unaudited) Three Months Ended September 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$87,023	$81,006	$98,892	$62,811	$61,938	$79,554
Annuity	53,671	48,347	48,347	50,560	41,368	41,368

Total	$140,694	$129,353	$147,239	$113,371	$103,306	$120,922

Gross premiums written relating to other life business increased by $24.2 million in the three months ended September 30, 2007 as compared to the same period in 2006 mainly due to premium growth in the underlying book of term assurance and critical illness business of $22.1 million and favorable foreign exchange rate movements of $2.1 million. Gross premiums written relating to annuity business increased by $3.1 million in the three months ended September 30, 2007 mainly as a result of favorable foreign exchange rate movements. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the third quarter of 2007 increased 21.8% as compared to the third quarter of 2006. This increase was consistent with the increase in gross and net premiums written as described above.

Claims and policy benefit reserves increased by $25.0 million or 14.7% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily as a result of growth in the underlying block of business of $15.5 million combined with unfavorable foreign exchange rate movements of $9.5 million. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended September 30, 2007, acquisition costs increased by 63.2% as compared to the same period in 2006, largely as a result of an adjustment recorded in the third quarter of 2006 relating to a term life treaty combined with an increase in business written and foreign exchange rate movements in the third quarter of 2007, as noted above. Operating expenses decreased by 23.8% in the third quarter of 2007 as compared to the same period in the prior year due to costs recorded in 2006 associated with various life fund integration strategy activities and operating expenses relating to the short-term accident and health business.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $10.0 million or 11.1% in the three months ended September 30, 2007, as compared to the same period in 2006, primarily as a result of a favorable foreign exchange rate movement of $6.1 million, combined with improved yields on the asset annuity portfolios.

Other Financial Lines

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the three month period ended September 30, 2007, the net results from these products were $16.5 million and included net investment income, interest expense and operating expenses of $107.3 million, $86.9 million, and $3.9 million, respectively, while the net results for the same period in 2006 were $7.5 million and included net investment income, interest expense and operating expenses of $92.9 million, $83.2 million, and $2.2 million, respectively. For the three months ended September 30, 2007, investment income increased primarily as a result of increased yields and larger investment asset balances while interest expense was higher due to an associated increase in crediting rates related to the guaranteed investment contract and funding agreement deposit liabilities. Operating expenses increased by $1.7 million during the third quarter of 2007 as compared to the third quarter of 2006 primarily due to the reclassification of certain contract expenses and partially offset by reduced corporate allocations. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $105.4 million of the reported realized losses on investments for the three months ended September 30, 2007 related to portfolios associated with funding agreements and guaranteed investment contracts. In addition, net unrealized losses associated with these portfolios increased by $190.4 million during the third quarter of 2007.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized (losses) on investments and net realized and unrealized (losses) gains on investment and other derivative instruments for the three months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006
Net investment income — property and casualty operations (1)	$325,543	$283,172	15.0%
Net income from investment affiliates (2)	69,435	39,370	76.4%
Net realized (losses) on investments	(160,208)	(52,656)	204.3%
Net realized and unrealized (losses) gains on investment and other derivative instruments	(58,162)	611	NM *

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

*	NM — Not meaningful

Net investment income related to property and casualty operations increased in the third quarter of 2007 as compared to the third quarter of 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the total fixed income portfolio was 5.8% at September 30, 2007, as compared to 5.2% at September 30, 2006 due primarily to higher market yields. The growth in the investment base primarily reflected the Company’s positive cash flow from operations as well as the net cash flow from the Company’s capital and financing activities.

Net income from investment affiliates increased in the third quarter of 2007 compared to the third quarter of 2006, due primarily to strong results in the equity accounted portion of the alternative portfolio and a higher investment asset base.

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

	(Unaudited) Three Months Ended September 30,
	2007 (1)	2006 (1)
Asset/Liability portfolios
USD fixed income portfolio	0.3%	2.7%
Non USD fixed income portfolio	1.6%	3.2%
Risk Asset portfolios
Alternative portfolio (2)	1.8%	0.7%
Equity portfolio	1.5%	4.4%
High-Yield fixed income portfolio	(2.1)%	2.6%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2007 and August 31, 2006, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the third quarter of 2007 included net realized losses of $110.9 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized losses of $49.3 million from sales of investments. Included in the balances noted above are realized losses and impairments in the sub-prime related mortgage exposed portfolios totaling $138.9 million.

Net realized losses on investments in the third quarter of 2006 included net realized losses of $38.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments, net realized losses of $7.2 million from sales of investments, and net realized losses of $6.8 million related to the sale of SCA.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; (v) expected future interest rate movements; and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. During the current quarter, particular focus was placed on structured credit holdings and in particular those with residential mortgage exposure. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

For further details regarding realized and unrealized gains and losses related to U.S. sub-prime residential mortgages, see the Results of Operations analysis as noted above.

Net realized and unrealized (losses) gains on investment and other derivatives for the three month period ended September 30, 2007, resulted primarily from a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets of the capital notes, combined with mark-to-market losses associated with the Company’s capital, investment and hedging activities.

Net Unrealized Gains and Losses on Investments

At September 30, 2007, the Company had net unrealized losses on fixed income and short-term securities of $747.1 million and net unrealized gains on equities of $211.3 million. Of these amounts, gross unrealized losses on fixed income and short term securities and equities were $984.9 million and $13.2 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2007, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. The impact of the deteriorating corporate and structured credit spreads during the three months ended September 30, 2007, was the primary reason for the decline in the net unrealized position on fixed income securities, offset by the impact of declining government rates in the U.S., U.K., and Euro-zone.

At September 30, 2007, approximately 9,800 fixed income securities out of a total of approximately 17,200 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $6.0 million. Approximately 400 equity securities out of a total of approximately 1,300 securities were in an unrealized loss position at September 30, 2007, with the largest individual loss being $2.2 million.

The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2007 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2007	(Unaudited) Fair Value of Securities in an unrealized loss position at September 30, 2007
Fixed Income and
Short-Term	Less than six months	$281,352	$10,292,150
	At least 6 months but less than 12 months	481,946	9,091,489
	At least 12 months but less than 2 years	179,784	2,751,050
	2 years and over	41,770	2,084,117

	Total	$984,852	$24,218,806

Equities	Less than six months	$8,361	$82,293
	At least 6 months but less than 12 months	4,796	58,089

	Total	$13,157	$140,382

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at September 30, 2007:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2007	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2007
Less than 1 year remaining	$16,245	$799,569
At least 1 year but less than 5 years remaining	91,175	3,451,834
At least 5 years but less than 10 years remaining	154,487	3,864,884
At least 10 years but less than 20 years remaining	74,729	1,519,858
At least 20 years or more remaining	242,669	3,613,112
Mortgage and asset-backed securities	405,547	10,969,549

Total	$984,852	$24,218,806

The Company operates a risk asset portfolio that includes high yield (below investment grade) fixed income securities. These represented approximately 2.1% of the total fixed income portfolio market value (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2007. Fair values of these securities have a higher volatility than investment grade securities. Of the total gross unrealized losses in the Company’s fixed income portfolio as at September 30, 2007, $68.9 million related to securities that were below investment grade or not rated. The following is an analysis of how long each of these below investment grade and unrated securities had been in a continual unrealized loss position at the date indicated:

(U.S. dollars in thousands)
Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2007	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2007
Less than six months	$28,151	$401,412
At least 6 months but less than 12 months	25,188	147,311
At least 12 months but less than 2 years	14,681	79,741
2 years and over	847	8,443

Total	$68,867	$636,907

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006
Net income from operating affiliates (1)	$41,919	$19,964	110.0%
Amortization of intangible assets	420	420	0.0%
Corporate operating expenses	56,872	38,215	48.8%
Interest expense (2)	49,029	50,454	(2.8)%
Income tax expense	58,715	43,655	34.5%
Minority Interest	—	8,355	NM *

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2007	2006
Net (loss) income from financial operating affiliates	$7,047	$4,267	65.2%
Net income from investment manager affiliates	23,161	9,118	154.0%
Net income (loss) from other strategic operating affiliates	11,711	6,579	78.0%

Total	$41,919	$19,964	110.0%

For the three months ended September 30, 2007, the net income from financial operating affiliates increased as compared to the same period in 2006 mainly due to the inclusion of equity earnings from SCA recorded in the third quarter of 2007 following the sale of a portion of the Company’s interest in the second quarter of 2007. This was partially offset by mark-to-market losses at Primus resulting from the credit issues that have existed since the last quarter. Due to the one quarter reporting lag related to the results of the Company’s operating affiliates, the Company’s results for the three month period ended September 30, 2007 included the Company’s share of SCA and Primus’s results for the three months ended June 30, 2007. The Company’s share of SCA and Primus’s results for the three months ended September 30, 2007 will be recorded in the three months ending December 31, 2007. Based on recent press releases issued by both SCA and Primus, it is expected that the Company’s results for the three months ended December 31, 2007 will include losses of approximately $42 million and $43 million, respectively, representing the Company’s proportionate share of these companies’ losses, including significant mark-to-market adjustments on credit derivative portfolios. It is important to note that the mark-to-market adjustments noted above do not represent an actual gain or loss, claim or impairment of the underlying credit derivative portfolios and that generally these positions are not subject to collateral or margin requirements. For transactions that will maintain a satisfactory future payment record, it is expected that over the life of those transactions, such mark-to-market adjustments would reverse towards maturity. The carrying values of the Company’s investments in SCA and Primus as at September 30, 2007 were $669.8 million and $145.6 million, respectively. Subsequent to September 30, 2007, however, the market price of both SCA and Primus shares traded on the NYSE have fallen.

Investment manager affiliate income has increased during the third quarter of 2007 as compared to the same period in the prior year mainly due to strong results reported in the third quarter of 2007 relating to certain global equity investment manager affiliates.

Income from other strategic operating affiliates increased in the third quarter of 2007 as compared to the third quarter of 2006 mainly due to strong earnings reported in the third quarter of 2007 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITÚA XL.

Corporate operating expenses in the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006 primarily reflecting increased compensation costs related to business development initiatives and performance-based programs, combined with foreign exchange movements.

Interest expense decreased for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to the retirement of the 2009 Senior Notes, and was partially offset by the in May 2007 issuance of the 2027 Senior Notes in the second quarter of 2007. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The increase in the Company’s income taxes arose principally from a change in the mix of business written in various taxable and non-taxable jurisdictions.

Minority interest expense in 2006 primarily represented the 37% ownership interest in SCA common shares held by the public. Subsequent to the secondary offering of SCA common shares on June 6, 2007, the Company accounts for its remaining investment in SCA using the equity method of accounting.

Segment Results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$4,166,709	$4,257,861	(2.1)%
Net premiums written	3,168,942	3,071,320	3.2%
Net premiums earned	3,116,195	3,119,692	(0.1)%
Fee income and other	10,480	18,608	(43.7)%
Net losses and loss expenses	1,941,559	2,066,141	(6.0)%
Acquisition costs	361,804	365,385	(1.0)%
Operating expenses	474,558	450,689	5.3%

Underwriting profit	$348,754	$256,085	36.2%
Exchange losses	$25,429	$100,661	(74.7)%
Net results — structured products	$3,038	$8,861	(65.7)%

(1)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported within the Insurance and Reinsurance segments based on the nature of the business written.

Gross premiums written decreased by 2.1% during the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, while net premiums written increased by 3.2% during the same period. Decreases in gross premiums written were due primarily to a combination of a decrease in rates, reduced shares and selective non-renewals in certain property and marine lines of business, as well as the runoff of certain property catastrophe exposures. Partially offsetting these decreases was growth in the excess and surplus book of business in the U.S., increases in the number of long-term agreements, strong new business and higher renewal retentions within certain casualty lines of business, and favorable foreign exchange rate movements. Net premiums written increased as the reduction in ceded premiums written more than offset the reduction in gross premiums written noted above. Ceded premiums written decreased as a result of favorable outward reinsurance pricing conditions, increased retention related to certain captive programs and marine and energy treaties, as well as refunds associated with property catastrophe programs. Partially offsetting the decrease in ceded premiums was the impact to ceded premium of a professional lines commutation in 2006.

Net premiums earned were flat in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 and reflects the earn-out of overall slightly lower net premiums written in 2006 combined with slightly higher net premiums written throughout 2007.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Loss and loss expense ratio	62.3%	66.2%
Underwriting expense ratio	26.8%	26.1%

Combined ratio	89.1%	92.3%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the nine months ended September 30, 2007 decreased compared with the nine months ended September 30, 2006, primarily due to net favorable prior year development in the first nine months of 2007 as compared to net adverse prior year development in the same period of the prior year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Nine Months Ended September 30,
	2007	2006
Property	$(65.3)	$(75.7)
Casualty and Professional	(130.2)	8.1
Specialty and Other	70.9	74.5

Total	$(124.6)	$6.9

Loss and loss expense ratio excluding prior year development	66.3%	66.0%

Net prior year releases in the nine months ended September 30, 2007, occurred in certain property and casualty lines of business, partially offset by adverse prior year reserve development in certain specialty lines, particularly in the London Market portfolio including the run-off of the surety portfolio. In the same period in 2006, net adverse loss development included $74.5 million in specialty and other lines of business and $8.1 million in casualty and professional lines of business, partially offset by $75.7 of reserve releases in certain property lines of business. Excluding prior year development, the loss ratio for the nine months ended September 30, 2007 was consistent with the loss ratio for the same period in 2006.

The increase in the underwriting expense ratio in the nine months ended September 30, 2007, compared to the same period in 2006 was due to an increase in the operating expense ratio of 0.8 points (15.2% as compared to 14.4%), partially offset by a decrease in the acquisition expense ratio of 0.1 points (11.6% as compared to 11.7%). The increase in the operating expense ratio was due primarily to higher compensation costs and corporate allocations, and was partially offset by adjustments booked in the third quarter of 2007 relating to previously accrued regulatory costs. The decrease in the acquisition expense ratio resulted primarily from an increase in outward reinsurance profit commissions as well as favorable prior year premium adjustments. Offsetting these decreases was the impact of the professional commutation recorded in 2006 which had no associated acquisition costs.

Foreign exchange losses in the nine months ended September 30, 2007 and 2006 were due primarily to the decline in the value of the U.S. dollar against certain European currencies such as the U.K. sterling and the Euro on certain intercompany balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the nine months ended September 30, 2007, have decreased compared to the same period in 2006 due to the accelerated earnings recorded in 2006 resulting from a commutation and an accretion adjustment recorded in 2007 based on changes in expected cash flows. Offsetting these decreases was higher net investment income as a result of higher yields and overall larger investment asset balances.

Reinsurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$2,525,507	$2,776,496	(9.0)%
Net premiums written	1,989,716	2,175,749	(8.6)%
Net premiums earned	1,715,968	1,958,562	(12.4)%
Fee income and other	869	1,910	(54.5)%
Net losses and loss expenses	914,313	1,151,706	(20.6)%
Acquisition costs	377,871	393,977	(4.1)%
Operating expenses	144,078	128,533	12.1%

Underwriting profit	$280,575	$286,256	(2.0)%
Exchange (gains)	$(514)	$(19,810)	(97.4)%
Net results — structured products	$28,802	$23,768	21.2%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current management responsibilities. In addition, certain lines of business previously reported under the Financial Lines segment have been reclassified and reported within the Reinsurance and Insurance segments based on the nature of the business written.

Gross and net premiums written decreased by 9.0% and 8.6%, respectively, during the nine months ended September 30, 2007 as compared with the same period in 2006. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting levels as well as certain favorable reinstatement premium and U.S. property program adjustments recorded in the first nine months of 2006. For the first nine months of 2007, premium rate decreases were most significant in certain casualty and non-U.S. property lines of business. Net premiums written reflect the above changes in gross premiums written, combined with a reduction in ceded premiums in the first nine months of 2007 as compared to same period in 2006 as a result of higher retentions and a lower cost of external retrocession.

Net premiums earned in the first nine months of 2007 decreased 12.4% as compared to the same period in of 2006. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Loss and loss expense ratio	53.3%	58.8%
Underwriting expense ratio	30.4%	26.7%

Combined ratio	83.7%	85.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The decrease in the loss and loss expense ratio in the nine months ended September 30, 2007, compared to the same nine months ended in 2006, is due primarily to net favorable prior year loss development. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in millions)	(Unaudited) Nine Months Ended September 30,
	2007	2006
Property and other short-tail lines	$(140.3)	$(68.4)
Casualty and other	(76.7)	29.9
Structured Indemnity	8.8	23.9

Total	$(208.2)	$(14.6)

Loss and loss expense ratio excluding prior year development	65.4%	59.8%

For the nine months ended September 30, 2007, property and other short-tail lines reserve releases were seen largely in property risk and property catastrophe portfolios while casualty releases related to both U.S. and non-U.S. source exposures. In the same period in 2006, net favorable prior year development of $14.6 million resulted primarily from favorable development in property and other short-tail lines of $143.0 million, partially offset by adverse development on the loss estimates for the 2005 catastrophes of $74.6 million. The net favorable development from the property and short-tail lines was likewise partially offset by adverse development in certain casualty and other lines as well as structured indemnity lines. Excluding prior year development, the loss ratio for the nine months ended September 30, 2007 increased by 5.6 loss percentage points as compared to the same period in 2006 as a result of higher attritional losses within the property risk book of business as well as losses recorded relating to certain catastrophe losses including European windstorms Kyrill and Per/Hanno, Hurricane Dean and the Peru earthquake.

The increase in the underwriting expense ratio in the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, was due to an increase in both acquisition expense and operating expense ratios to 22.0% and 8.4%, respectively, as compared with 20.1% and 6.6%, respectively, in the nine month period ended September 30, 2007. The increase in acquisition expenses was primarily due to a change in the mix of business as well as an adjustment related to the earning of acquisition expenses within the U.S. individual risk portfolio recorded in the first quarter of 2007. The operating expense ratio increase was due primarily to higher compensation expenses and corporate allocations, combined with a lower level of net premiums earned.

Foreign exchange gains in the nine months ended September 30, 2007 and 2006 were due primarily to the decline in the value of the U.S. dollar against certain European currencies such as the U.K. sterling and the Euro on certain inter-company balances.

Net results from structured reinsurance products for the nine months ended September 30, 2007, has increased compared to the same period in 2006 due to higher net investment income in the first nine months of 2007 as a result of an increase in the average size of investment asset balances as a result of new transactions. Offsetting the increase to net investment results was a reduction in interest expense accretion in the first nine months of 2006 related to certain deposit liabilities resulting from a change in the timing of estimated cash flows as well as a higher accretion rate recorded in 2007 on deposit liabilities relating to certain workers’ compensation coverage.

Life Operations

The following summarizes the contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2007	2006 (1)
Gross premiums written	$588,930	$479,813	22.7%
Net premiums written	556,778	450,465	23.6%
Net premiums earned	534,086	431,469	23.8%
Fee income and other	227	260	(12.7)%
Claims and policy benefits	662,883	558,964	18.6%
Acquisition costs	64,622	48,435	33.4%
Operating expenses	25,867	24,369	6.1%
Exchange (gains)	(4,989)	(5,643)	(11.6)%
Net investment income	288,788	258,011	11.9%

Contribution from Life operations	$74,718	$63,615	17.5%

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2007			(Unaudited) Nine Months Ended September 30, 2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$335,992	$327,949	$305,257	$256,675	$254,184	$235,188
Annuity	252,938	228,829	228,829	223,138	196,281	196,281

Total	$588,930	$556,778	$534,086	$479,813	$450,465	$431,469

Gross premiums written relating to other life business increased by $79.3 million in the nine months ended September 30, 2007 as compared to the same period in 2006 primarily as a result of growth in regular premium term life treaties and short-term accident and health business of $66.0 million and favorable foreign exchange movements of $13.3 million. Gross premiums written relating to annuity business increased by $29.8 million in the first nine months of 2007 as compared to the first nine months of 2006 mainly due to higher premium volume relating to immediate annuities of $22.1 million combined with favorable foreign exchange rate movements of $7.7 million. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the first nine months of 2007 increased 23.8% as compared to the same period in 2006. This increase was consistent with the increase in gross and net premiums written as described above.

Claims and policy benefit reserves increased by $103.9 million or 18.6% in the first nine months of 2007 as compared to the same period in 2006 mainly as a result of growth in the underlying block of business of $66.5 million combined with unfavorable foreign exchange rate movements of $37.4 million. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the nine months ended September 30, 2007, acquisition costs increased by 33.4%, as compared to the same period in 2006 mainly as a result of the growth in the book of regular term treaties consistent with the earned premium variance, as well as the impact of a favorable profit commission adjustment recorded in the third quarter of 2006 relating to a term life treaty. Operating expenses increased by 6.1% in the first nine months of 2007 compared to the same period in 2006, due to higher professional fees relating to timing of certain business activities, higher corporate allocations, and the impact of foreign exchange rate movements.

Net investment income is included in the calculation of net income from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $30.8 million or 11.9% in the nine months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of favorable foreign exchange rate movements of $18.0 million, combined with improved yields and increases in the average size of investment asset balances.

Other Financial Lines

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the nine month period ended September 30, 2007, the net results from these products were $32.4 million and included net investment income, interest expense and operating expenses of $289.8 million, $247.3 million, and $10.1 million, respectively, while the net results for the same period in 2006 were $24.6 million and included net investment income, interest expense and operating expenses of $251.9 million, $220.1 million, and $7.2 million, respectively. For the nine months ended September 30, 2007, investment income increased primarily as a result of an increase in the average asset balances combined with an increase in yields. Interest expense increased due to an increase in the average deposit liability balance combined with an increase in crediting rates consistent with the yield changes noted above. Operating expenses increased by $2.9 million during the first nine months of 2007 as compared to the same period in 2006 due primarily to reclassification of certain contract expenses and partially offset by reduced corporate allocations. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $144.5 million of the reported realized losses on investments for the nine month period ended September 30, 2007 related to portfolios associated with funding agreements and guaranteed investment contracts.

SCA

Given the shorter period of comparative consolidated results from January 1 through June 6, 2007 as compared to the full nine month period ended September 30, 2006, the results of SCA are generally lower in the 2007 period as compared to 2006.

For the period from January 1 to June 6, 2007, continued growth in net premiums earned from SCA’s financial guaranty business was offset by the absence of significant accelerated refunding premiums in 2007 that were reported in 2006. Net losses and loss expenses have decreased mainly due to no significant new case basis provisions in the first five months of 2007 combined with a case reserve release recorded in the first quarter of 2007. Overall net income from SCA, however, decreased as net realized and unrealized losses related to outstanding credit derivatives increased significantly as market spreads widened during the first five months of 2007 which was partially offset by a decrease in realized investment losses associated with an impairment charge recorded in the first nine months of 2006. In addition, operating expenses increased due to higher compensation expenses and the corporate costs associated with being a public company on a stand alone basis.

For the period from June 6, 2007 through September 30, 2007 the results of SCA are being reported on a one quarter lag through equity earnings from financial operating affiliates.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized (losses) on investments and net realized and unrealized (losses) gains on investment and other derivative instruments for the nine months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2007	2006
Net investment income — property and casualty operations (1)	$962,721	$806,650	19.3%
Net income from investment affiliates (2)	255,414	174,612	46.3%
Net realized (losses) on investments	(132,620)	(53,495)	147.9%
Net realized and unrealized (losses) gains on investment and other derivative instruments	(41,233)	78,700	NM *

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

*	NM — Not meaningful

Net investment income related to property and casualty operations increased in the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the total fixed income portfolio was 5.8% at September 30, 2007, as compared to 5.2% at September 30, 2006 due primarily to higher market yields. The growth in the investment base primarily reflected the Company’s positive cash flow from operations.

Net income from investment affiliates increased in the first nine months of 2007 compared to the first nine months of 2006, due primarily to strong results in the equity accounted portion of the alternative portfolio and a higher investment asset base.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios for the nine months ended September 30, 2007 and 2006:

	(Unaudited) Nine Months Ended September 30,
	2007 (1)	2006 (1)
Asset/Liability portfolios
USD fixed income portfolio	1.6%	3.4%
Non USD fixed income portfolio	(0.3)%	2.3%
Risk Asset portfolios
Alternative portfolio (2)	12.0%	6.7%
Equity portfolio	11.4%	9.8%
High-Yield fixed income portfolio	1.0%	5.0%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the nine months ended August 31, 2007 and August 31, 2006, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the first nine months of 2007 included net realized losses of $194.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments and net realized losses of $19.2 million from sales of investments, both of which were largely driven by impairments and realized losses in the sub-prime and mortgage exposed portfolios. Offsetting these losses was a net realized gain of $81.3 million from the secondary offering of SCA common shares.

Net realized losses on investments in the first nine months of 2006 included net realized losses of $61.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of these investments, net realized losses of $6.8 million related to the SCA IPO and net realized gains of $15.0 million from sales of investments.

Net realized and unrealized (losses) on investment and other derivatives for the nine month period ended September 30, 2007, resulted primarily from a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets of the capital notes, combined with a mark-to-market losses associated with the Company’s capital, investment and hedging activities. Net realized and unrealized gains on investment derivatives for the nine month period ended September 30, 2006 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,
	2007	2006	% Change
Net income from operating affiliates (1)	$140,640	$51,560	172.8%
Amortization of intangible assets	1,260	1,935	(34.9)%
Corporate operating expenses	144,875	132,874	9.0%
Interest expense (2)	159,059	154,915	2.7%
Income tax expense	192,758	176,728	9.1%
Minority Interest	23,994	10,613	126.1%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

The following table sets forth the net income from operating affiliates for the nine months ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,
	2007	2006	% Change
Net income from financial operating affiliates	$12,347	$15,503	(20.4)%
Net income from investment manager affiliates	104,476	28,002	NM *
Net income from other strategic operating affiliates	23,817	8,055	195.7%

Total	$140,640	$51,560	172.8%

*	NM — Not meaningful

Net income from financial operating affiliates is lower for the nine months ended September 30, 2007 as compared to the same period in the prior year, mainly due to lower equity earnings relating to Primus as a result of widening credit spreads in the first six months of 2007. Partially offsetting this decrease was equity earnings from SCA following the sale of a portion of the Company’s interest in the second quarter of 2007.

Investment manager affiliate income increased during the nine months ended September 30, 2007 as compared to the same period in the prior year mainly due to strong results generated from certain global equity and mortgage specialist investment manager affiliates.

Net income from other strategic operating affiliates has increased during the first nine months of 2007 as compared to the first nine months of 2006, primarily as a result of strong results from an insurance affiliate which writes largely U.S. homeowners insurance and the Company’s Brazilian joint venture ITÚA XL.

Corporate operating expenses in the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006 primarily reflecting higher compensation costs.

Interest expense for the nine months ended September 30, 2007 as compared to the same period in 2006 was higher primarily due to the issuance of the 2027 Senior Notes in early May 2007 as well as the costs associated with the retirement of the 2009 Senior Notes. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The increase in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations.

Minority interest expense in 2007 related primarily to the 37% ownership interest in SCA common shares held by the public prior to the secondary offering of SCA common shares on June 6, 2007, while minority interest expense in 2006 related primarily to the 37% ownership interest in SCA following the initial public offering in August 2006 as well as the minority interest ownership in preferred shares of XL Financial Assurance (“XLFA”).

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

At September 30, 2007 and December 31, 2006, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $46.1 billion and $44.7 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)
	(Unaudited) Fair Value at September 30, 2007	Percent of Total	Fair Value at December 31, 2006	Percent of Total
Cash and cash equivalents	$3,185,239	6.9%	$2,223,748	5.0%
Net payable for investments purchased	(362,809)	(0.8)%	(104,739)	(0.2)%
Accrued investment income	482,875	1.1%	432,618	1.0%
Short-term investments	2,000,151	4.3%	2,338,487	5.2%
Fixed maturities	35,791,400	77.7%	36,121,358	80.8%
Equity securities	847,084	1.8%	891,138	2.0%
Investments in affiliates	3,429,614	7.5%	2,308,781	5.1%
Other investments	682,289	1.5%	476,889	1.1%

Total investments and cash and cash equivalents	$46,055,843	100.0%	$44,688,280	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At September 30, 2007 and December 31, 2006, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at September 30, 2007, approximately 53.2% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.1% was below investment grade or not rated.

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

Unpaid losses and loss expenses totaled $23.0 billion at September 30, 2007, and $22.9 billion at December 31, 2006.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the nine months ended September 30, 2007:

(U.S. dollars in thousands)
	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2006	$22,895,021	$(4,995,373)	$17,899,648
Losses and loss expenses incurred	3,734,540	(877,241)	2,857,299
Losses and loss expenses paid/recovered	3,875,732	(1,079,910)	2,795,822
Foreign exchange and other (1)	261,165	(16,621)	244,544

Balance as at September 30, 2007	$23,014,994	(4,809,325)	18,205,669

(1)	Includes the impact of non-consolidation of SCA as at September 30, 2007.

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first nine months of the year, certain assets and liabilities have increased at September 30, 2007 compared to

December 31, 2006. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums. Partially offsetting this increase is a decline due to SCA assets and liabilities not being consolidated at September 30, 2007.

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

Unpaid losses and loss expenses recoverables were $4.8 billion at September 30, 2007 and $5.0 billion at December 31, 2006.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2007 and December 31, 2006.

(U.S. dollars in thousands)
	(Unaudited) September 30, 2007	December 31, 2006
Reinsurance balances receivable	$902,779	$1,128,721
Reinsurance recoverable on future policy benefits	30,746	32,399
Unpaid losses and loss expenses recoverable	4,960,055	5,191,646
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(206,806)	(218,343)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,686,774	$6,134,423

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

Net cash from operations was $2.0 billion in the first nine months of 2007 compared with $1.5 billion in the same period in 2006. The increase is due primarily to higher investment income received and a lower level of paid losses.

Capital Resources

At September 30, 2007, the Company had total shareholders’ equity of $11.4 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As of September 30, 2007, no share repurchases had been made under the new share repurchase program. Subsequent to September 30, 2007 through November 6, 2007, the Company repurchased 1.4 million shares for $100.0 million.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. Dividends of $38.64 per Series E Preference Share were declared on July 30, 2007 and were paid on October 15, 2007. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

On March 15, 2007, in connection with the sale of the Series E Preference Shares, the Company entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby the Company agreed for the initial benefit of the holders of the Company’s 6.375% senior notes due 2024 (the “Senior Notes”) that all or any part of the Series E Preference Shares will not be redeemed or purchased by the Company on or before April 15, 2047, unless during the nine months prior to the date of that redemption or purchase, the Company receives a specified amount of proceeds from the sale of ordinary shares and certain other securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series E Preference Shares being redeemed or purchased at that time.

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

In March 2004, the Company issued 33 million 6.5% Equity Security Units (the “6.5% Units”) in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principal amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823.0 million.

On August 14, 2007, the Company redeemed all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”) for approximately $25.24 per Series A Preference Share including accrued dividends. The aggregate redemption price was approximately $232.2 million.

As at September 30, 2007, the Company had revolving loan facilities from a variety of sources, including commercial banks, totaling $4.0 billion of which $2.9 billion in debt was outstanding. In addition, the Company had letter of credit facilities amounting to $7.5 billion of which $3.3 billion was utilized to provide letters of credit in issue at September 30, 2007, 4.8% of which were collateralized by the Company’s investment portfolio. Such letters of credit principally support the Company’s U.S. non-admitted business and the Company’s capital requirements at Lloyd’s.

On October 12, 2007, the Company called for redemption all of its outstanding 7.625% Series B Preference Ordinary Shares (the “Series B Preference Shares”). The redemption date for the Series B Preference Shares will be November 19, 2007, and the redemption price will be approximately $25.26 per Series B Preference Share including accrued and unpaid dividends. The aggregate redemption price for all outstanding Series B Preference Shares will be approximately $290.5 million.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at September 30, 2007:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed Senior Notes	596,635	596,635	2012	—	—	600,000	—
5.25% Senior Notes	595,470	595,470	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	324,294	324,294	2027	—	—	—	325,000

Total	$3,966,399	$2,866,399		$—	$—	$1,600,000	$1,275,000

“Commitment” and “In Use” data represent September 30, 2007 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

Credit facilities, contingent capital and other sources of collateral

At September 30, 2007, the Company had seven letter of credit facilities in place with total availability of $7.5 billion, of which $3.3 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration Per Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of credit facility	$200,000	$139,540	Continuous	$200,000	$—	$—	$—
Letter of credit facility	150,000	150,000	2007	150,000	—	—	—
Letter of credit facility	539	539	2007	539	—	—	—
Letter of credit facility	1,771	1,771	2007	1,771	—	—	—
Letter of credit facility	907,155	738,121	2007	907,155	—	—	—
Letter of credit facility (1)	2,250,000	—	2010	—	2,250,000	—	—
Letter of credit facility (1)	4,000,000	2,254,217	2012	—	—	4,000,000	—

Seven letter of credit facilities	$7,509,465	$3,284,188		$1,259,465	$2,250,000	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from banks. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, and the expansion of business written by the Company and loss experience of such business.

In addition to funded debt transactions, the Company has entered into contingent capital transactions. No up-front proceeds were received by the Company under these transactions, however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable.

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

In addition, XL Capital Ltd had the following long term debt ratings as at September 30, 2007: “a–” (Stable) from A.M. Best, “A–” (Stable) from Standard and Poor’s, “A3” (Stable) from Moody’s and “A+” (Stable) from Fitch.

Long-Term Contractual Obligations, Off-Balance Sheet Arrangements and Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

The Company has entered into certain agreements with SCA which unconditionally and irrevocably guarantee: i) XLCA for the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, ii) the full and complete payments of XLCA under certain financial guarantees issued by XLCA and arranged by XLCAUK and iii) Financial Security Assurance (“FSA”) for the full and complete payment of XLFA’s obligations under the FSA Master Facultative Agreement. These guarantee arrangements terminated with respect to any new business produced through the underlying agreements after the effective date of the IPO, but the guarantees remain in effect with respect to cessions under these agreements prior to the IPO. The aggregate net par value outstanding of business guaranteed by the Company under these agreements was approximately $78.4 billion as at September 30, 2007.

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes to the size of the Company’s claims relating to natural catastrophes; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (vii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (viii) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets including, but not limited to further market developments relating to sub-prime and residential mortgages (ix) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (x) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xi) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xiv) acceptance of the Company’s products and services, including new products and services; (xv) changes in the availability, cost or quality of reinsurance; (xvi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xvii) loss of key personnel; (xviii) the effects of mergers, acquisitions and divestitures; (xix) changes in ratings, rating agency policies or practices; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxiv) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at September 30, 2007, based on a 95% confidence level with a one month holding period was approximately $539 million as compared to $602 million at December 31, 2006. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $21 million as compared to $13 million at December 31, 2006. The Company’s investment portfolio VaR as at September 30, 2007 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at September 30, 2007, the Company would expect to lose approximately 5.7% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 5.3% at December 31, 2006. Given the investment portfolio allocations as at September 30, 2007, the Company would expect to gain approximately 17.5% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 16.5% at December 31, 2006. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Fixed Income Portfolio

The Company’s fixed income portfolio is exposed to credit and interest rate risk through its portfolio of debt securities, and includes fixed maturities and short-term investments. The fixed income portfolio includes fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at September 30, 2007, the value of the Company’s fixed income portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) was $41.1 billion as compared to $41.0 billion at December 31, 2006. As at September 30, 2007, the fixed income portfolio consisted of approximately 89.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 91.8% as at December 31, 2006.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at September 30, 2007:

Total
AAA	53.2%
AA	17.1%
A	16.9%
BBB	10.7%
BB & below	2.1%

Total	100.0%

At September 30, 2007, the average credit quality of the Company’s total fixed income portfolio was “AA.”

As at September 30, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.5% of the total fixed income portfolio and approximately 12.4% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, and excludes any reduction to this exposure through credit default swaps, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
HBOS plc	0.6%
General Electric Company	0.6%
The Goldman Sachs Group, Inc	0.5%
Citigroup Inc	0.5%
Bank of America Corporation	0.5%
Merrill Lynch & Co Inc	0.4%
HSBC Holdings plc	0.4%
Lloyds TSB Group plc	0.4%
Morgan Stanley	0.3%
Barclays plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at September 30, 2007, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.2% or $1.7 billion. Based on historical observations, it is unlikely that all global yield curves would shift uniformly in the same direction and at the same time.

Equity Portfolio

As at September 30, 2007, the Company’s public equity portfolio was $751 million as compared to $699 million as at December 31, 2006. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at September 30, 2007, the Company’s allocation to equity securities was approximately 1.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.6% as at December 31, 2006.

As at September 30, 2007, approximately 34% of the equity holdings were invested in U.S. companies, as compared to 45% as at December 31, 2006. As at September 30, 2007, the top ten equity holdings represented approximately 7.9% of the Company’s total equity portfolio as compared to approximately 7.9% as at December 31, 2006.

The Company’s equity portfolio is exposed to equity price risk. Equity price risk is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% change in the value of each equity position would affect the fair value of the portfolio by approximately $75.1 million as compared to $69.9 million as at December 31, 2006.

Alternative Investment Portfolio

The Company’s alternative investment portfolio had more than 100 separate investments in different funds at September 30, 2007 with a total exposure of $2.2 billion making up approximately 4.8% of the total investment portfolio (including cash and cash equivalents, accrued investment incomes and net payable for investments purchased) compared to December 31, 2006, where the Company had more than 80 separate fund investments with a total exposure of $1.9 billion representing approximately 4.3% of the total investment portfolio.

At September 30, 2007, the alternative investment style allocation was 45% in Directional/Tactical strategies, 26% in Arbitrage strategies, 22% in Event driven strategies, and 7% in Multi- strategy strategies. At December 31, 2006, the alternative investment style allocation was 44% in Directional/Tactical strategies, 24% in Event driven strategies, 24% in Arbitrage strategies, and 8% in Multi-strategy strategies.

Private Investment Portfolio

As at September 30, 2007, the Company’s exposure to private investments was $426.3 million compared to $330.2 million as at December 31, 2006. As at September 30, 2007, the Company’s exposure to private investments consisted of approximately 0.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), compared to approximately 0.7% as at December 31, 2006.

Bond and Stock Index Futures Exposure

At September 30, 2007, bond and stock index futures outstanding had a net short position of $90.3 million as compared to a net long position of $23.8 million at December 31, 2006. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized losses or realized gains of $9.0 million as at September 30, 2007 and $2.4 million as at December 31, 2006, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

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

Counterparty Credit Risk

The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general, however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Foreign Currency Exchange Risk

The Company has exposure to foreign currency exchange rate fluctuations through its net investment in foreign operations, unpaid losses and loss expenses and in its investment portfolio. The Company’s net receivable on foreign exchange contracts as at September 30, 2007 was $420.5 million as compared to a net receivable of $211.5 million as at December 31, 2006, with a net unrealized loss of $5.3 million as compared to a net unrealized gain of $15.5 million as at December 31, 2006.

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

The Company manages its weather and energy risk portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management. At present, the Company’s VaR related to these risks does not exceed $20.0 million in any one season.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the defendants filed their renewed motion to dismiss the Second Amended Complaint. By order dated July 21, 2007, the Judge granted defendants’ renewed motion and dismissed the Second Amended Complaint. On August 30, 2007 plaintiffs filed a notice of appeal and the parties have agreed a briefing schedule. The Company and the defendant present and former officers and directors will continue to vigorously defend the Malin Action.

In May 2005, the Company received a subpoena from the SEC and, in September 2005, a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York, both of which sought documents and information relating to certain finite risk and loss mitigation insurance products. The Company provided the requested documents and information in 2005, and will continue to cooperate with any additional requests that may be received.

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

By Order dated February 16, 2007, the MDL was reassigned from Judge Faith Hochberg to Chief Judge Garrett Brown.

By Order dated April 5, 2007, the Court dismissed plaintiffs’ Sherman Act and RICO claims without prejudice to their filing final amended pleadings. By Order dated April 11, 2007, the Court stayed all proceedings in the MDL, including discovery, pending the disposition of defendants’ motions to dismiss plaintiffs’ Second Amended Complaint, which was filed on May 22, 2007 and contained allegations as to XL that were materially similar to those set forth in plaintiffs’ October 2006 pleadings, but also purported to add as new defendants three other XL entities. On June 2007, XL (along with other defendants) filed motions to dismiss the Sherman Act and RICO claims alleged in the Second Amended Complaint and to strike the newly-named parties. Those motions were fully briefed by July 31, 2007.

By Opinion and Order dated August 31, 2007, the Court dismissed the Putative Class Action plaintiffs’ Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed plaintiffs’ RICO claims with prejudice. In its September 28, 2007, Opinion and Order, the Court declined to exercise supplemental jurisdiction over the Putative Class Action plaintiffs’ state law claims. On October 10, 2007, the Putative Class Action plaintiffs filed a Notice of Appeal, stating their intention to appeal to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) from the District Court’s October 3, 2006 Opinion and Order; April 5, 2007 Opinions and Order; August 31, 2007 Opinion and Order; and September 28, 2007 Opinion and Order. The Court has not yet advised the parties whether it intends to continue its April 11, 2007 stay of all proceedings in the MDL pending a ruling on the appeal by the Third Circuit or set a schedule in connection with the tag-along actions that have been consolidated into the MDL.

On April 4, 2006, a Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular Complaint, which made the same basic allegations as those alleged in the MDL Amended Complaint, asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. The New Cingular Lawsuit has been consolidated with the MDL for pretrial purposes. In December 2006, the three Lloyd’s Syndicates managed by a subsidiary of the Company, including a Company-owned syndicate, were dismissed from the New Cingular Lawsuit in connection with a settlement reached between the plaintiffs and several of the Lloyd’s syndicates that were named as defendants therein. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. In accordance with the Court’s April 11, 2007 Order, all proceedings in the New Cingular Lawsuit, including discovery and motions by defendants to dismiss the New Cingular Amended Complaint, were stayed pending the Court’s disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL.

On or about May 21, 2007 a Complaint was filed in the United States District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). The Complaint in the Henley Lawsuit, which contains many of the basic allegations that are contained in the Second Amended Complaint filed in the MDL, alleges violations of Section 1 of the Sherman Act against all defendants and various other claims that are alleged against only defendant Marsh. The Henley Lawsuit is a tag-along action that does not purport to be a class action. By Order dated July 11, 2007, the Court ordered that the Henley Lawsuit be consolidated into the MDL, making the Henley Lawsuit subject to the Court’s April 11, 2007 Order staying all proceedings pending disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL.

On October 12, 2007, a Complaint in an action captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the United States District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The Complaint in the Sears Lawsuit, which contains many of the basic allegations that were contained in the Second Amended Complaint filed in the Putative Class Action, alleges violations of the Sherman Act and RICO, as well as claims alleging breach of fiduciary duty against the broker defendants; inducement to breach fiduciary duty against the insurer defendants; breach of contract against the broker defendants; tortious interference with contract against the insurer defendants; unjust enrichment; common law fraud against the broker defendants; aiding and abetting common law fraud against the insurer defendants; violation of state consumer fraud statutes; and violation of state antitrust statutes. The Sears Lawsuit is a tag-along action that does not purport to be a class action. Defendants have petitioned the Judicial Panel on Multidistrict Litigation to have the Sears Lawsuit transferred to the District of New Jersey and consolidated with the MDL.

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

ITEM 1A.     RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the period year December 31, 2006 for further information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2007	—	—	—	$177.1 million
August 1-31, 2007	2,310,399	$76.66	2,310,399	$0.0 million
September 1-30, 2007	—	—	—	$500.0 million

Total	2,310,399	$76.66	2,310,399	$500.0 million

(1)

On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. As at September 30, 2007, the Company could repurchase up to approximately $500.0 million of its Class A ordinary shares under the new share repurchase program.

ITEM 6.     EXHIBITS

31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certification.
10.1

Employment Agreement dated as of July 9, 2007 between XL Capital Ltd, X.L. Global Services, Inc. and Brian W. Nocco incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)
Date: November 9, 2007	/s/ BRIAN M. O’HARA
Brian M. O’Hara President and Chief Executive Officer
Date: November 9, 2007	/s/ BRIAN W. NOCCO
Brian W. Nocco Executive Vice President and Chief Financial Officer