Form 10-K
period 2007-12-31
XL CAPITAL LTD
filed 2008-02-29
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

XL House, One Bermudiana Road	(441) 292-8515
Hamilton, Bermuda HM 11	(Registrant’s telephone number, including area
(Address of principal executive offices and zip code)	code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange, Inc.
7.00% Equity Security Units	New York Stock Exchange, Inc.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2007 was approximately $15.2 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on June 29, 2007. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

          As of February 27, 2008, there were outstanding 177,906,200 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 25, 2008 is incorporated by reference into Part III of this Form 10-K.

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

History

          XL Capital Ltd, through its subsidiaries (the “Company” or “XL”), is a leading provider of global insurance and reinsurance coverages to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the Company was named EXEL Limited on that date.

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

          On August 4, 2006, the Company completed the sale of 37% of XL Capital Assurance Ltd (“XLCA”) and XL Financial Assurance Ltd. (“XLFA”) through the initial public offering (“IPO”) of Security Capital Assurance (“SCA”). XLCA and XLFA represented the Company’s financial guarantee insurance and financial guarantee reinsurance platforms, respectively. On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Following this sale, the Company’s proportionate share of the results of SCA is reported as “Net income (loss) from operating affiliates.”

          See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 to the Consolidated Financial Statements, “Business Combinations.”

Segments

          To better align the Company’s operating and reporting structure with its current strategy, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment are now managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guarantee business. The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as a part of the Corporate segment that includes the general investment and financing operations of the Company. In addition, the guaranteed investment contract and funding agreement businesses are now reported separately within the Other Financial Lines segment.

          On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to this date, SCA was no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA was accounted for using the equity method of accounting. However, historical consolidated results of the Company include the separately reported net income of SCA through to June 6, 2007.

          Given the changes in the Company’s operating and reporting structure as described above, the Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines — in addition to a Corporate segment that includes the general investment and financing operations of the Company.

          The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from each of the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

          The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2007, 2006 and 2005. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2007 Gross Premiums Written	Percentage Change	2006 Gross Premiums Written (2) (3)	Percentage Change	2005 Premiums Gross Written (2) (3)

Insurance	$5,434,266	(3.4)%	$5,627,293	(3.8)%	$5,848,121
Reinsurance	2,663,494	(13.1)%	3,066,138	(9.1)%	3,372,189
Life Operations	743,220	8.2%	686,906	(70.8)%	2,350,319
SCA (1)	156,983	(61.3)%	405,910	45.6%	278,868

	$8,997,963	(8.1)%	$9,786,247	(17.4)%	$11,849,497

(1)

Gross premiums written relating to SCA in 2007 are for the period from January 1, 2007 through to June 6, 2007, prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounted for its remaining investment in SCA using the equity method of accounting.

(2)

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

Insurance Segment

          General

          The Company provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: Property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines and other insurance coverages including program business.

          Property and casualty products are typically written as global insurance programs for large multinational companies and institutions and include umbrella liability, product recall, U.S. workers’ compensation, property catastrophe and primary master property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, the casualty business written is generally long-tail, umbrella and high layer excess business, meaning that the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Primary casualty programs (including workers’ compensation) generally require customers to take large deductibles or self-insured retentions. Outside of North America, casualty business is also written on a primary basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written is short-tail by nature and written on both a primary and excess of loss basis. Property business written includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information.

          Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability, company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis. Errors and omissions insurance written on a primary basis is targeted to small to medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, insurance brokers, consultants, architects and engineers, lawyers, public entities and real estate agents.

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

          Marine and offshore energy, equine and fine art and specie insurance are also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Equine products specialize in providing bloodstock, livestock and fish farm insurance. Fine art and specie coverages include fine art, jewelers block, cash in transit and related coverages for financial institutions.

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

          The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty and other property and casualty coverage. The Company implemented an exit strategy for its small commercial property catastrophe coverage program in 2006.

          Certain structured indemnity products, structured by XLFS, are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual exposures and other market risk management products.

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

          U.S. Terrorism

          The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”) which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George Bush signed a bill extending TRIA (“TRIAE”) for two more years, continuing TRIP through 2007. On December 26, 2007, President George Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for 7 years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

          TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism (other than NBCR) on all new and renewal policies issued after TRIA was enacted. Legislation approved under TRIP, as noted above, allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified under TRIPRA, the Company is eligible for reimbursement by the Federal Government for up to 85% of its covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year.

          The Company had, prior to the passage of TRIP and the related legislation, underwritten exposures under certain insurance policies that included coverage for terrorism. The passage of TRIP and the related legislation, has required the Company to make a mandatory offer of “Certified” terrorism coverage with respect to relevant covered insurance policies as specified under the related legislation.

          Non-U.S. Terrorism

          The Company provides coverage for terrorism under casualty policies on a case-by-case basis. The Company generally does not provide significant limits of coverage for terrorism under first party property policies outside of the U.S. unless required to do so by local law, or as required to comply with any national terrorism risk pool which may be available. Various countries have enacted legislation to provide insurance coverage for terrorism occurring within their borders, to protect registered property, and to protect citizens traveling abroad. The legislation typically requires registered direct insurers to provide terrorism coverage for specified coverage lines and then permits them to cede the risk to a national risk pool. The Company has subsidiaries that participate in terrorism risk pools in various jurisdictions, including Australia, France, Spain, the Netherlands and the United Kingdom.

          Underwriting

          The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company’s underwriting guidelines. Most of the Company’s insurance operations have underwriting guidelines that are industry-specific. The Company seeks to control its exposure on individual insurance contracts through terms and conditions, policy limits and sublimits, attachment points, and facultative and treaty reinsurance arrangements on certain types of risks.

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

          As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake and flood zones, where the Company seeks to limit its liability in these areas.

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

          The Company uses reinsurance to support the underwriting and retention guidelines of each of its subsidiaries as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure on a portfolio of policies issued by groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information.

          Premiums

          Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

          The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2007:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty-professional lines	$1,516,412	$1,376,819	$1,404,567
Casualty-other lines	1,342,817	848,919	819,687
Property catastrophe	15,312	(7,460)	52,541
Other property	982,492	686,932	632,959
Marine, energy, aviation and satellite	809,073	623,085	638,162
Other specialty lines (1)	674,591	578,944	484,928
Other (2)	36,698	27,439	33,416
Structured indemnity	56,871	52,177	50,328

Total	$5,434,266	$4,186,855	$4,116,588

(1)	Other specialty lines includes environmental, programs, equine, warranty and excess and surplus lines of business.

(2)	Other includes political risk, accident & health, surety and other discontinued lines of business.

          Competition

          The Company competes globally in the property and casualty reinsurance markets. Its competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); Allianz Aktiengesellschaft (“Allianz”); American International Group, Inc. (“AIG”); Factory Mutual Global (“FMG”) for Property only; Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (“Munich Re”); Swiss Reinsurance Company (“Swiss Re”); The Chubb Corporation (“Chubb”); The Travelers Companies (“Travelers”); and Zurich Financial Services Group (“Zurich”).

          The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

          North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, FMG, Liberty Mutual Group and Lloyd’s.

          Europe – Allianz, AIG, FMG, Zurich, AXA, Munich Re, ACE, Lloyd’s, Swiss Re, Assicurazioni Generali and HDI-Gerling Industrie Versicherung AG.

          Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Max Re Ltd., Endurance Specialty Insurance Ltd (“Endurance”) and Arch Capital Group Ltd.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

         Marketing and Distribution

          Clients (insureds) are referred to the Company through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, the Company has also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business. These arrangements are currently limited to program business where additional commissions are generally based on profitability of business submitted to the Company. In general, the Company has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 18(a) to the Consolidated Financial Statements for information on the Company’s major brokers, “Commitments and Contingencies – Concentrations of Credit Risk.”

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

          Reinsurance Segment

          General

          The Company provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis. Business written on a non-proportional basis generally provides for an indemnification by the Company to the ceding company for a portion of losses both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional including “quota share” or “surplus” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of each/all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission. Occasionally this commission could be on a sliding scale depending on the loss ratio performance in which case there is generally no profit commission. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The treaty business is mainly underwritten using reinsurance intermediaries while the individual risk business is generally underwritten directly with the ceding companies, especially for business written in the U.S.

          The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice, and environmental liability. Casualty lines are written as treaties, programs as well as on an individual risk basis and on both a proportional and a non-proportional basis. The treaty business includes clash programs which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss.

          The Company’s property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the property business underwritten consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          The Company seeks to manage its reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and requiring that contracts exposed to catastrophe loss provide for aggregate limits. The Company also seeks to protect its total aggregate exposures by peril and zone through the purchase of reinsurance programs.

          The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological, radiological and chemical, has been restricted or excluded in many territories and classes. Some U.S. States make it mandatory to provide some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. The Company’s predominant exposure under such coverage is to property damage.

          The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., together with the TRIEA and TRIPRA extensions noted above, the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., in addition to nuclear, biological, radiological and chemical (“NBRC”) acts, the Company generally excludes coverage included under TRIA from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBRC, or a similar clause that excludes terrorism completely. There are a limited number of classes underwritten where no terrorism exclusion exists.

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

          The results of certain transactions structured by XLFS that are generally written on an aggregrate stop loss or excess of loss basis are included within the results of the Reinsurance segment.

         Underwriting

          Underwriting risks for the reinsurance property and casualty business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedant’s underwriting and claims experience, the cedant’s financial condition and claims paying rating, the exposure and/or experience with the cedant, and the line of business to be reinsured.

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

          The Company’s property catastrophe exposures are subject to a detailed review twice a year following the main January and July renewal seasons. Following the increased frequency of Atlantic hurricanes in 2004 and 2005, significant changes were made to the proprietary models used by the Company to both price and monitor catastrophe risk accumulations. In order to maximize the benefit from the new market environment, while limiting the Company’s net risk appetite, the Company utilized capacity available from a reinsurance vehicle Cyrus Reinsurance Limited (“Cyrus Re”), to which the Company ceded a share of its property catastrophe risks. In so doing, the Company was able to reduce its net retained risk and shares in the profitability of the reinsurance business ceded to this new vehicle in the form of market based profit commissions and other commissions for business ceded by the Company to this facility. Business was ceded to this vehicle on a risks attaching basis up to July 1, 2007, which includes the inception date of the majority of the Company’s property catastrophe business. Effective January 1, 2008, the Company entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Reinsurance II Limited (“Cyrus Re II”). Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II will assume a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for the 2008 underwriting year. In connection with such cessions, the Company will pay Cyrus Re II reinsurance premium less a ceding commission, which includes a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provides for a profit commission payable to the Company.

          The traditional catastrophe retrocession program was renewed in June 2007 to cover certain of the Company’s exposures net of Cyrus Re cessions. These covers give protection in various layers and excess of varying attachment points according to territorial exposure. The Company has co-reinsurance retentions within this program. The Company bought an additional structure with a restricted territorial scope for 12 months at July 2007. The Company continued to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

          The Company continues to buy specific reinsurances on its credit and bond, motor third party liability, property and aviation portfolios to manage its net exposures in these classes.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements “Reinsurance” for further information.

         Premiums

          The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2007:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty-professional lines	$256,280	$256,327	$273,494
Casualty-other lines	543,251	527,860	602,452
Property catastrophe	475,540	286,866	264,666
Other property	970,196	677,764	753,278
Marine, energy, aviation and satellite	150,548	128,942	141,619
Other (1)	239,418	204,845	240,049
Structured indemnity	28,261	28,261	26,481

Total	$2,663,494	$2,110,865	$2,302,039

(1)	Other includes political risk, surety, warranty, accident and health, and other lines of business.

          Additional discussion and financial information about the Reinsurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

         Competition

          The Company competes globally in the property and casualty markets.

          The Company’s major geographical markets for its property and casualty reinsurance operations are North America, Europe, Bermuda and Emerging Markets (covering Asia/Pacific and South America). The main competitors in each of these markets include the following:

North America – Berkshire Hathaway, Munich Re Corporation, Swiss Re America Corporation,
Transatlantic Re, Everest Re Group Ltd, Hannover Re, and PartnerRe Ltd.

Europe – Munich Re, Swiss Re, Lloyd’s, SCOR Reinsurance Company, and PartnerRe Ltd.

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and PartnerRe Ltd.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Executive Overview” for further discussion.

         Marketing and Distribution

          See Insurance Operations – “Marketing and Distribution” and Item 8, Note 18(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk”, for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

         Structure of Reinsurance Operations

          The Company’s reinsurance operations are structured geographically into Bermuda operations, North American operations, European operations and Emerging Markets operations (covering Asia/Pacific and South America).

         Claims Administration

          Claims management for the reinsurance operations includes the receipt of loss notifications, review and approval of claims through a claims approval process, establishment of loss reserves and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies with additional case reserves being established when deemed appropriate. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies, particularly in the U.S. and the U.K.

Life Operations Segment

         General

          The Life Operations segment provides life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

          Products offered cover a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities, disability income, and short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., and Continental Europe.

          The portfolio has three particularly significant components:

          1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, the Company receives cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long term in nature, and the expected claims payout period can span 30 to 40 years with average duration of around 10 years. The Company is exposed to investment and survivorship risk over the life of these arrangements; and

          2) A growing element of the portfolio relates to life risks (in the U.S. and U.K.) and critical illness risks (in the U.K.) where the Company is exposed to the mortality, morbidity and lapse experience from the underlying business, again over the medium to long term; and

          3) The third component relates to annually renewable business covering life, accident and health risks written in Continental Europe. These contracts are short term in nature and include both proportional and non-proportional reinsurance structures.

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

          The Company maintains comprehensive “terms of trade” guidelines for all core product lines, which are regularly monitored and refined. These guidelines describe the approach to be taken in assessing and underwriting opportunities, including the approach to be taken to the setting of core parameters and to the determination of appropriate pricing levels. The “terms of trade” are overseen by a separate team from the new business underwriters.

          In addition, the Company maintains a medical underwriting manual which sets out the approach to be taken to underwriting specific medical impairments when setting terms for a new business treaty.

         Reinsurance Retroceded

          The Company purchases limited retrocession capacity on a “per-life” basis in the U.S. and Continental Europe in order to cap the maximum claim arising from the death of a single individual. Cover is purchased from professional retrocessionaires which meet the Company’s criteria for counterparty exposures. Limited retrocession of fixed annuity business has also been used to manage aggregate longevity capacity on specific deals.

         Premiums

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2007:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$435,415	$427,337	$429,690
Annuity	307,805	271,356	271,357

Total	$743,220	$698,693	$701,047

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

          Within the “new business treaty” arena, competition includes amongst others: Reinsurance Group of America; Transamerica Re; Munich Re; Swiss Re; General Re and Hannover Re.

          For the fixed annuity business, competition has historically come from less traditional reinsurance entities, e.g. insurance entities such as Canada Life and Prudential (U.K.) or recently established entities such as Paternoster, Synesis, and PIC. However, during the last year, more traditional reinsurance players, in particular Swiss Re, have entered or re-entered this market.

          Marketing and Distribution

          The Company predominantly markets its long-term products directly to clients, with a smaller element sourced through reinsurance intermediaries. For these products, the marketing hinges on relationships developed by key officers and underwriters with their counterparts within client companies – particularly through professional contacts within the actuarial and underwriting communities.

          The Company primarily markets the short-term life, accident and health business through reinsurance intermediaries.

          The Company is also open to opportunities presented by reinsurance intermediaries in respect of long-term products and it maintains good relations with the broking community as well as with a wide range of professional advisory firms (actuarial and accounting) from whom opportunities may be referred.

          The Company’s distribution strategy is to avoid any undue concentration on any single client or market. For treaties relating to new business, there is an effort to target ceding companies which are themselves strong and growing in their target segments. This prioritization of potential clients is based on analysis of public, market information.

Other Financial Lines Segment

          The Other Financial Lines segment is comprised of the guaranteed investment contract (GIC) and funding agreement (FA) businesses. GICs are customized financial products that offer a guaranteed investment return to the purchaser. GIC issuance has typically been driven by municipal and structured finance bond issuers needing to reinvest bond proceeds. For example, a municipal entity that raises funds for a particular project may invest such funds in a GIC pending their drawdown to complete the project. FAs are very similar to GICs in that they have known cash flows. FAs are sold to institutional investors, typically through medium term note programs. GICs and FAs provide users guaranteed rates of interest on amounts invested with the Company. In addition to other investment related risks associated, the Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of its estimated ultimate liability on such agreements.

          As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. XLCA provided financial guarantee insurance policies insuring timely payment of GICs issued by XL Asset Funding Company I LLC (“XLAF”), a subsidiary of the Company. Based on the terms and conditions of the underlying GICs, upon downgrades of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company will settle, by late March 2008, the majority of the GIC portfolio. Management had prepared for this possibility and does not expect this liquidity need to have any significant negative impact on the Company’s financial position or results of operations.

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

          The tables below present the development of the Company’s unpaid losses and loss expense reserves (excluding financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”) on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)

ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$3,609	$4,303	$4,537	$4,207	$7,004	$8,313	$10,532	$12,671	$17,201	$17,900	$18,191
LIABILITY RE- ESTIMATED AS OF:
One year later	3,354	4,016	4,142	4,382	7,404	9,250	10,800	13,785	17,090	17,475
Two years later	3,038	3,564	4,085	4,345	8,423	9,717	11,842	13,675	16,828
Three years later	2,737	3,580	4,120	5,118	8,653	10,723	11,849	13,607
Four years later	2,658	3,461	4,624	5,294	9,727	10,738	11,860
Five years later	2,505	3,742	4,747	5,435	9,674	10,710
Six years later	2,663	3,774	4,858	5,419	9,718
Seven years later	2,704	3,872	4,872	5,508
Eight years later	2,793	3,833	4,927
Nine years later	2,828	3,868
Ten years later	2,839
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	770	435	(390)	(1,301)	(2,714)	(2,397)	(1,328)	(936)	373	425
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$458	$812	$1,252	$1,184	$2,011	$2,521	$1,985	$2,008	$3,437	$3,188
Two years later	932	1,594	1,828	1,920	3,984	3,800	2,867	3,884	5,759
Three years later	1,404	1,928	2,306	2,683	4,703	4,163	4,380	5,181
Four years later	1,525	2,249	2,824	3,038	4,641	5,365	5,286
Five years later	1,732	2,555	3,035	3,290	5,526	6,018
Six years later	1,903	2,741	2,807	3,774	5,969
Seven years later	2,085	2,856	3,110	3,985
Eight years later	2,187	3,059	3,240
Nine years later	2,311	3,029
Ten years later	2,347

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Property and Casualty Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)

ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$3,972	$4,897	$5,369	$5,668	$11,807	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857
LIABILITY RE-ESTIMATED AS OF:
One year later	3,763	4,735	5,266	6,118	12,352	15,204	18,189	19,987	23,209	$22,458
Two years later	3,496	4,352	5,147	6,105	14,003	16,994	18,520	19,533	22,937
Three years later	3,243	4,316	5,176	6,909	15,377	17,210	18,324	19,525
Four years later	3,139	4,232	5,663	7,086	15,441	17,048	18,362
Five years later	2,979	4,508	5,798	7,240	15,267	17,106
Six years later	3,132	4,568	5,890	7,223	15,401
Seven years later	3,181	4,658	5,881	7,317
Eight years later	3,266	4,629	5,957
Nine years later	3,273	4,681
Ten years later	3,301
CUMULATIVE
REDUNDANCY (DEFICIENCY)	671	216	(588)	(1,649)	(3,594)	(3,773)	(1,809)	91	661	437

(1)	Excludes $351.0 million of financial guarantee reserves related to reinsurance agreements with SCA.

          The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2007	2006	2005

Unpaid losses and loss expenses at beginning of year	$22,895,021	$23,597,815	$19,615,773
Unpaid losses and loss expenses recoverable	4,995,373	6,396,984	6,944,300

Net unpaid losses and loss expenses at beginning of year	17,899,648	17,200,831	12,671,473
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,266,444	4,311,798	6,320,616
Prior years	(425,441)	(110,604)	1,113,720

Total net incurred losses and loss expenses	3,841,003	4,201,194	7,434,336
Exchange rate effects	421,575	355,500	(337,973)
Net loss reserves (disposed) acquired (1)	(155,259)	40,184	—
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	627,748	460,853	559,392
Prior years	3,188,128	3,437,208	2,007,613

Total net paid losses	3,815,876	3,898,061	2,567,005
Net unpaid losses and loss expenses at end of year	18,191,091	17,899,648	17,200,831
Financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”	350,988	—	—
Unpaid losses and loss expenses recoverable	4,665,615	4,995,373	6,396,984

Unpaid losses and loss expenses at end of year	$23,207,694	$22,895,021	$23,597,815

               The Company’s net unpaid losses and losses expenses (excluding financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”) relating to the Company’s operating segments at December 31, 2007 and 2006 was as follows:

(U.S. dollars in millions)	December 31, 2007	December 31, 2006

Insurance	$11,138	$10,608
Reinsurance	7,053	7,138
SCA	—	154

Net unpaid loss and loss expense reserves	$18,191	$17,900

Current year net losses incurred

          Net losses incurred for 2007 (which exclude financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”) decreased from 2006 due to a reduction in business volume as the Company’s net premiums earned decreased by 4.6% from 2006 to 2007. However, the current year loss ratio increased by 2.4 loss percentage points from 2006 to 2007 as a result of an increase in attritional and catastrophe-related property experience as well as the impact of a softening rate environment. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, one of which, Hurricane Dean, resulted in a limited amount of insured damage to areas of Mexico affected by the hurricane. Other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region. In 2006, there were only five hurricanes in the Atlantic region and more importantly there was no significant insured damage for those hurricanes that did make landfall. 2006 net losses incurred decreased from 2005 due primarily to the lack of natural catastrophes such as Hurricanes Katrina, Rita and Wilma that occurred in 2005.

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

          Prior year net losses incurred

          The following tables present the development of the Company’s gross and net, losses and loss expense reserves, excluding financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates.” The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross
(U.S. dollars in millions)	2007	2006	2005

Unpaid losses and loss expense reserves at the beginning of the year	$22,895	$23,598	$19,616
Net (favorable) adverse development of those reserves during the year	(437)	(389)	371

Unpaid losses and loss expense reserves re-estimated one year later	$22,458	$23,209	$19,987

Net
(U.S. dollars in millions)	2007	2006	2005

Unpaid losses and loss expense reserves at the beginning of the year	$17,900	$17,201	$12,671
Net (favorable) adverse development of those reserves during the year	(425)	(111)	1,114

Unpaid losses and loss expense reserves re-estimated one year later	$17,475	$17,090	$13,785

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

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves by operating segment for each of the years indicated:

(U.S. dollars in millions)	2007	2006	2005

Insurance segment	$(158.1)	$(13.2)	$1,020.2
Reinsurance segment	(267.3)	(97.4)	93.5

Total	$(425.4)	$(110.6)	$1,113.7

          During 2007, the Company had net favorable prior year reserve development in property and casualty operations of $425.4 million compared to $110.6 million for the same period in 2006. Reinsurance net favorable development accounted for $267.3 million of the release in 2007, while net favorable development within the Insurance segment totaled $158.1 million for the same period. The corresponding prior year development on a gross basis was $259.7 million for the Reinsurance segment and $177.6 million for the Insurance segment.

          Within the Reinsurance segment, reserve releases of $188.7 million in property and other short-tail lines of business and $87.4 million in casualty and other lines, were partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the US and non-US casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement.

          The Insurance segment net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development is the net result of net adverse development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Net adverse development in other insurance lines relates to adverse development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk.

          During 2006, the Company had net favorable prior year reserve development in property and casualty operations of $110.6 million. Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006, was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $46.5 million and $29.3 million of prior year adverse development in certain professional, marine, and other lines of business, respectively. Within the Reinsurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006 was $97.4 million. This overall favorable development was made up of releases of $133.0 million in property and other shorter-tail lines of business and partially offset by prior year adverse reserve development of $7.3 million in casualty and other lines and $28.3 million within structured indemnity lines. The overall net favorable development within property and other short-tail lines of $133.0 million included $75.4 million in adverse development specifically related to the 2005 catastrophes.

          During 2005, total net adverse prior year development within the Insurance Segment was $1.02 billion of which $834.2 million resulted from the negative outcome of the Winterthur Decision. The remaining $186.0 million was comprised of net adverse development of $259.7 million in professional lines and $34.7 million within other specialty lines including runoff and discontinued business partially offset by releases of $108.4 million primarily in European casualty business. During 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million. Net adverse prior year development of $266.9 million in casualty and professional lines was partially offset by releases in short-tail lines of business of $173.4 million.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves (disposed) acquired

          Net losses disposed in the amount of $155.3 million in 2007 represent reserves associated with the de-consolidation of SCA following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance to close loss portfolio transfer.

          During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract structured by XLFS.

Exchange rate effects

          Exchange rate effects on net loss reserves in each of the three years ended December 31, 2007 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. The decrease in the value of the U.S. dollar in 2007 and 2006, combined with the increase in the value of the U.S. dollar during 2005 mainly compared to the Swiss franc, U.K. Sterling and the Euro has given rise to translation and revaluation exchange movements related to carried loss reserve balances of $421.6 million, $355.5 million and $(338.0) million in 2007, 2006 and 2005, respectively.

Net paid losses

          Total net paid losses were $3.8 billion, $3.9 billion and $2.6 billion in 2007, 2006 and 2005, respectively. Net paid losses in 2007 continued to be impacted by payments on the 2005 catastrophes. Similarly, in 2006, the increase in net paid losses was due to payments for catastrophes that occurred in 2005. See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other loss related information

          The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2007 and 2006, the reserve for potential non-recoveries from reinsurers was $193.1 million and $218.3 million, respectively.

          Except for certain workers’ compensation and certain financial guarantee liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2006: 5%). The Company has also used a rate of approximately 5% to discount financial guarantee liabilities. The tabular reserving methodology associated with workers’ compensation liabilities results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2007 and 2006 were $813.7 million and $812.1 million, respectively. The related discounted unpaid losses and loss expenses were $377.0 million and $367.1 million as of December 31, 2007 and 2006, respectively. Financial guarantee case reserves at December 31, 2007 and 2006 were $427.4 million and $262.7 million, respectively.

Investments

          Investment structure and strategy

          The Company’s investment operations are managed centrally by the Company’s investment department. The Finance Committee of the Board of Directors of the Company approves the investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

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

          The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies. The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing interest rate risk, foreign exchange rate risk, credit risk and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio evaluation. The direct use of derivatives is generally not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to equitize cash holdings through the purchase of equity-indexed derivatives and to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities.

          The Company’s investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2007 and 2006, total investments, cash and cash equivalents and accrued investment income, less net payable for investments purchased, were $43.7 billion and $44.7 billion, respectively.

          Functionally, the Company’s investment portfolio is divided into three principal components:

          1) Asset/Liability Portfolio: The largest component is the asset/liability portfolio which is intended to support the liabilities arising from the property and casualty as well as the life operations of the Company. From a functional perspective, the asset/liability portfolio is allocated into two sub portfolios: a) the Property and Casualty (P&C) general account portfolio and b) the structured and spread product portfolio.

          The P&C general account portfolio is the largest component of the Company’s investment portfolio and primarily supports the property and casualty liabilities of the Company as well as provides liquidity to settle claims arising from the Company’s property and casualty operations. The P&C general account portfolio is made up entirely of investment grade fixed income securities and its primary strategy focuses on diversification of asset maturities relative to the expected cash flows of the property and casualty operation. The P&C general account portfolio was approximately $24.1 billion and $25.0 billion at December 31, 2007 and 2006, respectively. As at December 31, 2007, the general accounts portfolio was approximately 55.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 56.0% as at December 31, 2006.

          The structured and spread product portfolio consists of highly structured, actively managed investment portfolios that support specific transactions within the Company’s P&C, Life and Other Financial Lines segments. These represent structured indemnity, annuity products, and Municipal GIC and Funding Agreement transactions. Assets supporting these transactions were approximately $14.8 billion and $15.3 billion at December 31, 2007 and 2006, respectively. As at December 31, 2007, the structured and spread portfolio was approximately 33.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 34.3% as at December 31, 2006.

          2) The second component of the investment portfolio is the risk asset portfolio, which was approximately $4.4 billion and $3.9 billion at December 31, 2007 and 2006, respectively. The risk asset portfolio is that portion of the Company’s surplus that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The Company utilizes a risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio includes four core strategy portfolios including: (i) the alternative investment portfolio; (ii) the high yield portfolio; (iii) the public equity portfolio; and (iv) the private investment portfolio.

          As part of the overall risk asset portfolio, the Company sets specific constraints during the risk allocation process that reflect the Company’s overall tolerance for risk, including guidelines on the level of Value at Risk (“VaR”) of the risk asset portfolio, stress testing and a maximum drawdown level attributable to the alternative investment portfolio. These levels are approved by the Finance Committee of the Company’s Board of Directors annually. In addition, each of the core risk asset portfolios is subject to specific investment guidelines that are also approved by the Finance Committee of the Company’s Board of Directors. These guidelines address the investment parameters and risk associated with each portfolio. The Company monitors the total risk and return of the risk asset portfolio and the four strategy portfolios to ensure compliance with the risk target guidelines as approved.

          The alternative investment portfolio is a diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund generally pursuing absolute return investment mandates. These funds are typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets. For the majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and are included in the Consolidated Balance Sheet under “Investments in affiliates.” The objective of the alternative investment portfolio is to attain a high risk-adjusted total return while maintaining a moderate to low level of sensitivity to the movements in traditional asset classes and realizing a low volatility.

          Within the alternative investment portfolio, various strategies can be pursued and the Company classifies each fund allocation into four general style categories as follows: (i) Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; (ii) Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; (iii) Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities; and (iv) Multi-strategy, which includes strategies incorporating several aspects of the above.

          The alternative investment portfolio had more than 100 separate investments in different funds at December 31, 2007 with a total exposure of $2.3 billion, making up approximately 5.2% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to December 31, 2006 where the Company had approximately 80 separate fund investments with a total exposure of $1.9 billion representing approximately 4.3% of the investment portfolio.

          At December 31, 2007, the alternative investment portfolio allocation was 47% in Directional/tactical strategies, 25% in Arbitrage strategies, 21% in Event driven strategies and 7% in Multi-strategy strategies. At December 31, 2006, the alternative investment style allocation was 44% in Directional/tactical strategies, 24% in Event driven strategies, 24% in Arbitrage strategies, and 8% in Multi-strategy strategies.

          The high yield portfolio is invested in a diversified portfolio of below investment grade securities of predominantly corporate issuers. The high yield portfolio was approximately $0.9 billion at December 31, 2007 and 2006. As at December 31, 2007 and 2006, the Company’s allocation to high yield securities was approximately 2.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased).

          The equity portfolio is invested in a diversified portfolio of publicly traded equity securities. As at December 31, 2007, the Company’s equity portfolio was $0.8 billion as compared to $0.7 billion as at December 31, 2006. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at December 31, 2007, the Company’s allocation to equity securities was approximately 1.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.6% as at December 31, 2006.

          The private investment portfolio is invested in a selection of less liquid private investments that include venture capital, leveraged buy-outs, mezzanine and distressed debt, opportunistic real estate and equity tranches of collateralized loan obligations. As at December 31, 2007 and 2006, the Company’s exposure to private investments was approximately $0.4 billion. Included in private investments are $22.4 million representing equity tranches in pools of collateralized loan obligations. As at December 31, 2007, the Company’s exposure to private investments consisted of approximately 1.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased), compared to approximately 0.7% as at December 31, 2006.

          3) The third component of the Company’s total investment portfolio, valued at $0.4 billion at December 31, 2007 and $0.5 billion at December 31, 2006, is related to insurance and financial affiliates and investments in investment management companies. As at December 31, 2007, the Company’s allocation to insurance and financial affiliates and investments in investment management companies’ securities was approximately 0.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.0% as at December 31, 2006. At December 31, 2007, the Company’s investment in insurance affiliates included investments in ARX Holding Corporation and ITAÚ XL Seguros Corporativos S.A., representing operations in the U.S. homeowners insurance and Brazilian commercial insurance markets, respectively. Financial affiliates as at December 31, 2007 include both SCA and Primus along with other smaller investments. At December 31, 2007, the Company owned minority stakes in eleven independent investment management companies. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

          Where the Company maintains significant influence over the decisions of the investment management organization, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investor’s access to a wide array of asset classes and investment strategies. It is a strategic objective of the Company to continue to expand the diversification of investment products offered by its affiliates by assisting existing affiliates in launching new products and new lines of business as well as by making additional ownership investments in other specialty asset managers. See Item 8, Note 7 to the Consolidated Financial Statements, “Investments.”

          Implementation of investment strategy

          Although the Company’s management is responsible for implementation of the investment strategy, the day-to-day management of the investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by the Company. This allows the Company an active management of its investment portfolio with flexible access to top talents specializing in various investment products and markets. Managers are selected directly by the Company on the basis of various criteria including investment style, track record, performance, internal controls, operational risk, and diversification implications. Well-established, large institutional investment professionals manage the vast majority of the

Company’s investment portfolio. Each investment manager may manage one or more portfolios, each of which is governed by a detailed set of investment guidelines, including overall objectives, risk parameters, and diversification requirements that fall within the Company’s overall investment policies and guidelines such as but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

          Investment performance

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

          Portfolio credit ratings, duration and maturity profile

          It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the weighted average rating of securities, where the lowest credit rating from A.M. Best Company, Inc, Fitch Ratings and Standard & Poor’s is allocated to each security. The weighted average credit rating of the fixed income portfolio was AA at December 31, 2007 and 2006.

          The Company did not have an aggregate direct investment in a single entity, other than the U.S. Government, in excess of 10% of shareholders’ equity at December 31, 2007 or 2006.

          The aggregate duration and currency of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years and currency of the main components of the fixed income portfolio at December 31, 2007 and 2006:

Investment Portfolio Duration in Years	December 31, 2007	December 31, 2006

Fixed income portfolio by Liability Type:
Property and Casualty - General Account	3.8	3.3
Structured and Spread:
- Property and Casualty Structured	3.3	3.6
- Other Financial Lines	0.4	0.4
- Life Operations	9.2	9.9

Total Fixed income portfolio	4.3	3.9

Fixed income portfolio by Liability Currency:
U.S. Dollar	3.1	2.7
U.K. Sterling	7.9	8.2
Euro	5.9	6.3
Other	3.7	3.7

Total Fixed income portfolio	4.3	3.9

          The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities, the expected operating cash flows of the Company and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 7 to the Consolidated Financial Statements, “Investments.”

Ratings

          The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies.

          In January 2008, A.M. Best Company, Inc. (“A.M. Best”) revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A” from “A+” and affirmed them with a ‘stable’ outlook. The downgrade by A.M. Best was primarily due to their concerns regarding the Company’s historic earnings volatility.

          Consistent with the ratings actions noted above, Fitch Ratings (“Fitch”), in January 2008 revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A+” from “AA-” and affirmed them with a ‘stable’ outlook. As well, in January 2008, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the insurance financial strength ratings of the Company’s leading property and casualty operating companies to “A1” from “Aa3”.

          In December 2007, Standard & Poor’s (“S&P”), affirmed the Company’s leading property and casualty operating companies’ financial strength ratings at “A+” with a ‘stable’ outlook. Subsequent the aforementioned fourth quarter 2007 charges, in January 2008, S&P announced it would be taking no rating actions and the Company’s financial strength ratings remained unchanged.

          The following table summarizes the financial strength and claims paying ratings, as noted above, from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at February 27, 2008:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating

S&P	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	“A+” (Stable)	“Strong” financial security characteristics.

The “A” grouping is the third highest out of nine main ratings. Main ratings from “AA” to “CCC are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “–” indicating the lower end of the main rating.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	“A+” (Stable)	“Strong” capacity to meet policyholder and contract obligations.

The “A” rating is the third highest out of twelve ratings categories. “A” rated insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. “+”or “–” may be appended to a rating to indicate the relative position of a credit within the rating category.

A.M. Best	“An opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	“A” (Stable)	“Excellent” ability to meet its ongoing obligations to policyholders.

The “A” grouping is the third highest ratings category out of fifteen. It is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	“A1” (Stable)	“Good” financial security.

The “A” grouping is the third highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from “Aa” through “Caa”. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

          In addition, as at February 15, 2008, XL Capital Ltd currently had the following long-term debt ratings: “bbb” (Stable) from A.M. Best, “A-” (Stable) from S&P, “Baa1” (Stable) from Moody’s and “A” (Stable) from Fitch.

          The Company believes that the primary users of ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors.

Tax Matters

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

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

          International Operations

          A substantial portion of the Company’s property and casualty insurance business and a majority of its life reinsurance business is carried on in foreign countries. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where countries may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

          In addition to these requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and limitations on the share of profits to be returned to policyholders on participating policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers full compensation. For further information see Item 8, Note 25 to the Consolidated Financial Statements, “Statutory Financial Data.”

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

          Subsidiaries in Ireland, Hungary and France are regulated in those jurisdictions. The Company’s network of offices in the European Union consists mainly of branches of U.K. as well as Irish (regulated by the Irish Financial Services Regulatory Authority

“ISFRA”) companies that are principally regulated under European Directives from their home states, the U.K. and Ireland rather than by each individual jurisdiction.

Employees

          At December 31, 2007, the Company had 4,011 employees. At that date, 316 of the Company’s employees were represented by workers’ councils and 404 of the Company’s employees were subject to collective bargaining agreements. The Company believes that it has a good relationship with its employees.

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

          The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating and Governance Committee, the Public Affairs Committee and the Succession Committee of the Board of Directors, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

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

          Any of the following risk factors could have a significant or material adverse effect on the Company’s business, financial condition, results of operations and/or liquidity, in addition to the other information contained in this report. Additional risks not presently known to us or that we currently deem immaterial may also impair the Company’s business, financial condition and results of operations.

Risks Related to the Company

A downgrade in the Company’s credit ratings by one or more rating agencies could materially and negatively impact its business, financial condition, results of operations and/or liquidity.

          As the Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by these independent rating agencies, a further downgrade by any of these institutions could cause its competitive position in the insurance and reinsurance industry to suffer and make it more difficult for the Company to market its products. A downgrade could also result in a substantial loss of business for the Company as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings.

          A downgrade of the A.M. Best financial strength rating of XL Capital Ltd, XL Insurance (Bermuda) Ltd or XL Re Ltd below “A-”, which is currently two notches below the Company’s current A.M. Best rating of “A” (“A+” as at December 31, 2007), would constitute an event of default under the Company’s letter of credit and revolving credit facilities. As well, similar downgrades by A.M. Best or S&P have the ability to trigger cancellation provisions in the majority of the Company’s assumed reinsurance contracts. See “—Risks Related to the Company—A decline in the Company’s ratings may allow many of its clients to terminate their contracts with the Company,” below. Either of these events could reduce the Company’s financial flexibility and materially adversely affect its business, financial condition and results of operations. For details of the Company’s current ratings and recent rating agency actions, refer to Part I, Item 1, “Business.”

A decline in the Company’s ratings may allow many of its clients to terminate their contracts with the Company.

          The majority of the Company’s assumed reinsurance contracts contain provisions that would allow its clients to cancel the contract in the event of a downgrade in its ratings below specified levels by one or more rating agencies. Based on premium value, approximately 60% of the Company’s reinsurance contracts that incepted at January 1, 2007 contained provisions allowing clients additional rights upon a decline in the Company’s ratings.

          Typically, the cancellation provisions in the Company’s assumed reinsurance contracts would be triggered if S&P or A.M. Best were to downgrade the Company’s financial strength ratings below “A-”, which is currently three levels below its current S&P rating of “A+” and two levels below its current A.M. Best rating of “A.” Whether a client would exercise its cancellation rights after such a downgrade would likely depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, the Company cannot predict whether or how many of the Company’s clients would actually exercise such cancellation rights or the extent to which any such cancellations would have a material adverse effect on the Company’s financial condition or future prospects.

The Company’s financial condition could be adversely affected by the occurrence of disasters.

          The Company has substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and the Company’s losses from catastrophes could be substantial.

          The occurrence of claims from catastrophic events is likely to result in substantial volatility in the Company’s financial condition and results of operations for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on its financial condition and results of operations and its ability to write new business. This risk is exacerbated due to accounting principles and rules that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of catastrophic events in the future. Although the Company attempts to manage its exposure to catastrophic events, a single catastrophic event could affect multiple geographic zones and lines of business and the frequency or severity of catastrophic events could exceed its estimates, in each case potentially having a material adverse effect on its financial condition and results of operations. In addition, while the Company may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retrocessional protection and have a material adverse effect on its financial condition and results of operations and result in substantial liquidation of investments and outflows of cash as losses are paid.

The failure of any of the underwriting risk management strategies that the Company employs could have a material adverse effect on its financial condition, results of operations and/or liquidity.

          The Company seeks to limit its loss exposure by, among other things, writing a number of its reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, the Company generally seeks to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. The Company cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although the Company also seeks to limit its loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond the Company’s control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that the Company employs could have a material adverse effect on its financial condition and results of operations. Also, the Company cannot provide assurance that various provisions of its policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner that it intends and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect its financial condition and results of operations.

If actual claims exceed the Company’s loss reserves, its financial results could be adversely affected.

          The Company’s results of operations and financial condition depend upon its ability to assess accurately the potential losses associated with the risks that it insures and reinsures. The Company establishes reserves for unpaid losses and loss adjustment expense (“LAE”) liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the factual information on which the estimates were based, especially as this develops, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on the ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of loss and LAE liabilities will vary, perhaps materially, from any estimate.

          Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves, in particular, the future mortality improvements on the blocks of in-payment annuities.

          In relation to financial guarantee business and related exposures, primarily through the Company’s exposures to reinsurance agreements with SCA, the Company establishes reserves for losses and loss adjustment expenses on such business based on management’s best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured or reinsured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured and reinsured obligations, and changes in the value of specific assets supporting insured and reinsured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. In general, guarantees written in credit default swap form are exposed to the same risks as noted above, except in events of default by the guarantor. Credit default swaps, however, do not qualify for the financial guarantee scope exception under FAS 133, and, therefore are reported at fair value with changes in the fair value included in earnings. Fair value for such swaps are determined based on methodologies further described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Under most of the credit default swap contracts insured by XLCA, and reinsured by the Company, it would be an event of default if XLCA should become insolvent. If there were an event of default, by XLCA, the holders of these swaps would have the right to terminate the swaps and to obtain a termination payment from XLCA, and possibly, the Company, under the Company’s reinsurance agreements or guarantees, based on the market value of the swaps at the time of termination. Any estimate of future costs is subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

          The Company has an actuarial staff in each of its operating segments that regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in its results of operations in the period in which the estimates are changed. Losses and loss expenses, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

If the Company’s guarantee agreements with SCA are triggered, there may be a material adverse effect on the Company’s financial condition, results of operations and/or liquidity.

          The Company has entered into certain agreements with subsidiaries of SCA which unconditionally and irrevocably guarantee: (i) XL Capital Assurance (“XLCA”) for the full and complete performance when due of all of XL Financial Assurance’s (“XLFA”) obligations under its facultative quota share reinsurance agreement with XLCA, (ii) the full and complete payments when due of XLCA’s obligations under certain financial guarantees issued by XLCA and arranged by XL Capital Assurance (U.K.) Limited and (iii) Financial Security Assurance (“FSA”) for the full and complete performance of XLFA’s obligations under a FSA Master Facultative Agreement. These guarantee agreements terminated with respect to any new business produced through the underlying agreements after the effective date of the IPO, but the agreements remain in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The aggregate net par value outstanding of business guaranteed by the Company under these agreements was approximately $75.2 billion as of December 31, 2007. Upon the occurrence of both of the following events, the Company must pay obligations on the above noted guarantee agreements and such obligations could be material: a) the underlying guaranteed obligation must default on payments of interest or principal, and b) the relevant SCA subsidiary must fail to meet its obligations under the applicable reinsurance or guarantee. Based on all of the above factors, as well as the Company’s current estimates of defaults on the relevant underlying obligations and the Company’s judgment as to the current financial resources of the relevant SCA subsidiaries, the Company has concluded that no losses are expected under these guarantees and accordingly no loss reserves have been recorded. Future developments including, but not limited to, (i) higher than expected defaults or accelerated adverse cash flows on relevant underlying obligations of SCA’s subsidiaries and the adequacy of the claims paying ability of those SCA subsidiaries or (ii) the accelerated adverse payments on certain credit default swaps occuring as a result of the insolvency of SCA could expose the Company to potential loss payments under one or more of the guarantees which could be material to the Company. In particular, under most of the credit default swaps insured by XLCA, it would be an event of default if XLCA were to become insolvent. While this event of default continued, the holders of these credit default swaps would have the right to terminate these agreements and to obtain a termination payment from XLCA based on the present market value of the swaps at the time of termination. Under current market conditions, this would result in a substantial liability to XLCA which may be in excess of its ability to pay. If such an event were to occur, the likelihood of potential loss payments under one or more of the Company's various guarantees to subsidiaries of SCA would increase.

Operational risks, including human or systems failures, are inherent in the Company’s business.

          Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

          The Company believes that its modeling, underwriting and information technology and application systems are critical to its business. Moreover, the Company’s information technology and application systems have been an important part of its underwriting process and its ability to compete successfully. The Company has also licensed certain systems and data from third parties. The Company cannot be certain that it will have access to these, or comparable, service providers, or that its information technology or application systems will continue to operate as intended. A major defect or failure in its internal controls or information technology and application systems could result in management distraction, harm to the Company’s reputation or increased expense.

          In particular, the Company has outsourced the day-to-day management, custody and record-keeping of its investment portfolio to third-party managers and custodians that it believes to be reputable. A major defect in those investment managers’ investment management strategy, information and technology systems, internal controls or decision-making could result in management distraction and/or significant financial loss. A major defect in custodian internal controls or information and technology systems could result in management distraction or significant financial loss.

          The Company believes appropriate controls and mitigation procedures are in place to prevent significant risk of defect in its internal controls, information technology, application systems, investment management and custody and record-keeping, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on its business.

The effects of emerging claim and coverage issues on the Company’s business are uncertain.

          As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect its business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after the Company has issued the insurance or reinsurance contracts that are affected by the changes. For example, the Company’s actual losses may vary materially from its current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

The Company may require additional capital in the future, which may not be available to it on satisfactory terms, on a timely basis or at all.

          The Company’s future capital requirements depend on many factors, including its ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover its losses. To the extent that the funds generated by its ongoing operations are insufficient to fund future operating requirements and cover claim payments, the Company may need to raise additional funds through financings or curtail its growth and reduce its assets. Any future equity or debt financing may not be available on terms that are favorable to the Company, if at all. Any future equity financings could be dilutive to the Company’s existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of its other securities. The Company’s inability to obtain adequate capital could have a material adverse effect on its business, financial condition and results of operations.

          Under Rule 3-09 of Regulation S-X, the Company is required to file separate audited financial statements of SCA (the “SCA Financials”). The SCA Financials were not available at the time of filing this Annual Report on Form 10-K (the “10-K”). The Company intends to file the SCA Financials as an exhibit to an amendment to the 10-K (the “10-K/A”) as soon as they are available. Until such time, the Company may not satisfy the registrant requirements for use of Form S-3 and therefore may be ineligible to use such Form. Should the Company be unable to file the 10-K/A on or before March 17, 2008, the Company may be ineligible to use Form S-3 for a period of twelve months. This restriction could adversely affect the Company’s ability to raise capital.

The Company may be unable to purchase reinsurance and, even if it is able to successfully purchase reinsurance, the Company is subject to the possibility of uncollectability.

          The Company purchases reinsurance for its own account in order to mitigate the volatility that losses impose on its financial condition. The Company’s clients purchase reinsurance from the Company to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with the Company, therefore, could have a material adverse effect on the Company because it remains liable to its insureds and reinsureds. At December 31, 2007, the Company had approximately $5.5 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding the Company’s reinsurance exposure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          From time to time, market conditions may limit or prevent the Company from obtaining the types and amounts of reinsurance that it considers adequate for its business needs such that it may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that it deems desirable or on terms that it deems appropriate or acceptable.

Since the Company depends on a few brokers for a large portion of its revenues, loss of business provided by any one of them could adversely affect the Company.

          The Company markets its insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries provided approximately 18% and 17%, respectively, of its gross written premiums for property and casualty operations for the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on the Company’s business.

The Company’s reliance on brokers subjects it to credit risk.

          In certain jurisdictions, when an insured or ceding insurer pays premiums for policies of insurance or contracts of reinsurance to brokers for further payment to the Company, such premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for such amounts, whether or not the Company has actually received the premiums from the broker. In addition, in accordance with industry practice, the Company generally pays amounts owed on claims under its reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased reinsurance from it. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a claims payment to the insured or ceding insurer, the Company might remain liable to the insured or ceding insurer for that non-payment. Consequently, the Company assumes a degree of credit risk associated with the brokers with whom it transacts business. Due to the unsettled and fact-specific nature of the law governing these types of scenarios, the Company is unable to quantify its exposure to this risk. To date, the Company has not experienced any material losses related to such credit risks.

The Company’s investment performance may adversely affect its financial results and ability to conduct business.

          The Company’s assets are invested by a number of professional investment advisory management firms under the direction of its management team in accordance, in general, with detailed investment guidelines set by the Company. Although the Company’s investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Investment losses could significantly decrease the Company’s asset base, thereby adversely affecting its ability to conduct business and pay claims.

The Company is exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect its results of operations, financial condition or cash flows.

          The Company is exposed to significant capital markets risk related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. If significant, changes in interest rates, changes in credit spreads and defaults, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on its consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write down or impairment are impacted by the Company’s assessment of the intent and ability to hold securities which have declined in value until recovery.

          The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. The Company’s investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control. A rise in interest rates would increase the net unrealized loss position of the Company’s investment portfolio, offset by its ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the Company’s investment portfolio, offset by lower rates of return on funds reinvested. The Company’s mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of its estimated liability cash flow profile. However, the Company’s estimate of the liability cash flow profile may be inaccurate and the Company may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although the Company takes measures to manage the economic risks of investing in a changing interest rate environment, the Company may not be able to mitigate the interest rate risk of its assets relative to its liabilities.

          The Company’s fixed income portfolio is primarily invested in high quality, investment-grade securities. However, as part of its risk asset portfolio, the Company invests in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit may be less liquid in times of economic weakness or market disruptions. While the Company has put in place procedures to monitor the credit risk and liquidity of its invested assets, in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, the Company may experience default losses in its portfolio, in particular the structured credit portfolio. This may result in a material reduction of net income, capital and cash flows. Beginning in the latter half of 2007, increasing delinquencies in U.S. residential collateral in various securitized products has lead to increased volatility and decreased liquidity across financial markets as a whole. Decreases in market liquidity have increased the difficulty and volatility in pricing across credit exposed markets. Such illiquidity volatility and related uncertainty may persist or even worsen in the future.

          The Company invests a portion of its portfolio in common stock or equity-related securities such as hedge funds and private investments. The value of these assets fluctuates, among with other factors, with equity and credit markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital, and cash flows. In addition, certain of the products offered by the Company’s Life Operations segment offer guaranteed benefits which increase its potential benefit exposure should equity markets decline.

          The functional currencies of the Company’s principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc, and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact the Company’s financial position and results of operations. Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in currencies different to their functional currency, which exposes it to changes in currency exchange rates.

In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of the Company’s risk management process. While the Company utilizes derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage its foreign currency exposure, it is possible that these instruments will not effectively mitigate all or a substantial portion of its foreign exchange rate risk.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, the municipal guaranteed investment contract market and the financial guarantee market could adversely affect the Company’s business, financial condition and results of operations. In addition, lawsuits, including putative class action lawsuits, have been filed against the Company by policyholders and security holders the ultimate outcome of which could have a material adverse effect on the Company’s consolidated financial condition, future operating results and/or liquidity.

          Contingent commission arrangements have been a focus of investigations by the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Attorney’s Offices, certain state Attorneys General and insurance departments. Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements (“PSAs”). As a result, it is possible that policy commissions or brokerage that the Company pays may increase in the future and/or that different forms of contingent commissions will develop in the future. Any such additional expense could have a material adverse effect on the Company’s financial conditions or results.

          A subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Attorney’s Office for the Southern District of New York seeking documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. The Company is fully cooperating with this investigation. Recently, certain State Attorneys General have commenced investigations of providers of financial guarantee (re)insurance related to the (re)insurance of municipal bonds.

          At this time, the Company is unable to predict the potential effects, if any, that these investigations may have upon us, the insurance and reinsurance markets in general or industry and reinsurance business practices or what, if any, changes may be made to laws and regulations regarding the industry. Any of the foregoing could also result in litigation or otherwise adversely affect its business, financial condition, or results of operations.

          The Company is subject to lawsuits and arbitrations in the regular course of its business. In addition, lawsuits have been filed against the Company as detailed in “Legal Proceedings.” The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on the Company’s consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

The loss of one or more key executives or the inability to attract and retain qualified personnel could adversely affect the Company’s ability to conduct business.

          The Company’s success depends on its ability to retain the services of its existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of the Company’s key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect its ability to conduct its business. In addition, the Company does not maintain key man life insurance policies with respect to its employees.

          In October 2007, a Succession Plan Committee of the Company’s Board of Directors was created following the announcement that Mr. Brian O’Hara, President and Chief Executive Officer (“CEO”) of the Company, had informed the Company’s Board of Directors of his decision to retire as President and CEO in mid-2008. The Succession Plan Committee continues to identify and evaluate potential candidates to succeed the current CEO.

          Many of the Company’s senior executives working in Bermuda are not Bermudian and the Company’s success may depend in part on the continued services of key employees in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Because the Company is a holding company, if its subsidiaries do not make dividend and other payments to it, it may not be able to pay dividends or make payments on its debt securities and other obligations.

          As a holding company with no direct operations or significant assets other than the capital stock of its subsidiaries, the Company relies on investment income, cash dividends and other permitted payments from its subsidiaries to make principal and interest payments on its debt, to pay operating expenses and common and preferred shareholder dividends and to pay certain of its other obligations that may arise from time to time. The Company expects future investment income, dividends and other permitted payments from these subsidiaries to be its principal source of funds to pay such expenses, preferred and common stock dividends and obligations. The payment of dividends to the Company by its insurance and reinsurance subsidiaries is limited under Bermuda laws and certain insurance statutes of various states in the United States in which its insurance and reinsurance subsidiaries are licensed to transact business.

          The Company’s U.S. insurance and reinsurance subsidiaries are subject to state regulatory restrictions that generally require cash dividends to be paid only out of earned statutory surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders’ surplus or statutory capital, or 100% of the subsidiary’s prior year statutory net income. In addition, Bermuda insurance laws and regulations (i) require the Company’s insurance and reinsurance subsidiaries to maintain certain minimum solvency margins and minimum liquidity ratios, (ii) prohibit dividends that would result in a breach of these requirements, and (iii) limit the amount by which the Company can reduce surplus without prior approval from the Bermuda Monetary Authority.

          In addition, the ability of the Company’s insurance and reinsurance subsidiaries to pay dividends could be constrained by its dependence on financial strength ratings from independent rating agencies. The Company’s ratings from these agencies depend to a large extent on the capitalization levels of its insurance and reinsurance subsidiaries. Any such restriction on the Company’s insurance and reinsurance subsidiaries’ ability to pay dividends to it could have a material adverse effect on its financial condition and results of operations. The Company’s insurance and reinsurance subsidiaries may not always be able to, or may not, pay preferred and common stock dividends to it sufficient to make its debt payments and pay its operating expenses, shareholder dividends or other obligations.

Risks Related to the Insurance and Reinsurance Industries

The insurance and reinsurance industries are historically cyclical and the Company may experience periods with excess underwriting capacity and unfavorable premium rates.

          The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Either of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for the Company’s underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly.

Competition in the insurance and reinsurance industries could reduce the Company’s operating margins.

          The insurance and reinsurance industries are highly competitive. The Company competes on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources than it does. The Company also competes with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce the Company’s margins.

Unanticipated losses from terrorism and uncertainty surrounding the future of the TRIPRA could have a material adverse effect on the Company’s financial condition and results of operations.

          In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, TRIP was created upon the enactment of TRIA in 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S.. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years under TRIAE. On December 26, 2007, President George Bush approved TRIPRA, extending TRIP through December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

          TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified under TRIPRA, the Company is eligible for reimbursement by the Federal Government for up to 85% of its covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year.

          The Company believes that TRIP and the related legislation has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. The Company cannot assure you that TRIPRA will be extended beyond 2014, and its expiration could have an adverse effect on the Company, its clients or the insurance industry.

Potential government intervention in the Company’s industry as a result of recent events and instability in the marketplace for insurance products could hinder its flexibility and negatively affect the business opportunities that may be available to it in the market.

          Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While the Company cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect its business by, among other things:

•	Providing insurance and reinsurance capacity in markets and to consumers that the Company targets, e.g., the creation or expansion of a state or federal catastrophe funds such as those in Florida;

•	Requiring the Company’s participation in industry pools and guarantee associations;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of insurance and reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

          The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency & severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect the Company’s business.

Consolidation in the insurance industry could adversely impact the Company.

          Insurance industry participants may seek to expand through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as the Company would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for the Company’s products and services, and reduce their use of reinsurance, and as such, it may experience rate declines and possibly write less business.

Risks Related to Regulation

The regulatory regimes under which the Company operates, and potential changes thereto, could have a material adverse effect on its business.

          The Company’s insurance and reinsurance subsidiaries operate in 28 countries around the world as well as in all 50 U.S. states. The Company’s operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which the Company’s insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that the Company’s insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

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

          The Company may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of its business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on the Company’s ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which it operates and could subject it to fines and other sanctions. In addition, changes in the laws or regulations to which the Company’s insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on its business.

If the Company’s Bermuda operating subsidiaries become subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on the Company’s business.

          XL Insurance (Bermuda) Ltd and XL Re Ltd, two of the Company’s wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

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

          These statutes and regulations may restrict the Company’s ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy.

          The Company does not presently intend for XL Insurance (Bermuda) Ltd and XL Re Ltd to be admitted to do business in the United States, the United Kingdom or any jurisdiction other than Bermuda. However, the Company cannot provide assurance that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of XL Insurance (Bermuda) Ltd or XL Re Ltd, their respective subsidiaries or their agents and claim that XL Insurance (Bermuda) Ltd or XL Re Ltd is subject to such jurisdiction’s licensing requirements. If any such claim is successful and XL Insurance (Bermuda) Ltd or XL Re Ltd must obtain licenses in a jurisdiction other than Bermuda, the Company may be subject to taxation in such jurisdiction.

          In addition, XL Insurance (Bermuda) Ltd and XL Re Ltd are subject to indirect regulatory requirements imposed by jurisdictions that may limit their ability to provide insurance or reinsurance to that jurisdiction’s domestic insurers or reinsurers. For example, the ability of XL Insurance (Bermuda) Ltd and XL Re Ltd to write insurance or reinsurance may be subject, in certain cases, to a country’s limits on how much reinsurance can be purchased from non-domestic reinsurers or requirements that such non-domestic reinsurers collateralize their payment obligations to domestic ceding companies. If the Company is unable to collateralize or provide other credit support for these reinsurance clients on commercially reasonable terms, it could be limited in its ability to write business for some of its clients. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-domestic insurers or reinsurers with whom domestic companies place business.

          Generally, Bermuda insurance statutes and regulations applicable to XL Insurance (Bermuda) Ltd and XL Re Ltd are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. If in the future the Company becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, it cannot provide assurance that it would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on its business.

          The process of obtaining licenses is very time consuming and costly and XL Insurance (Bermuda) Ltd and XL Re Ltd may not be able to become licensed in jurisdictions other than Bermuda should the Company choose to do so. The modification of the conduct of the Company’s business that would result if it were required or chose to become licensed in certain jurisdictions could significantly and negatively affect its financial condition and results of operations. In addition, the Company’s inability to comply with insurance statutes and regulations could significantly and adversely affect its financial condition and results of operations by limiting its ability to conduct business as well as subjecting it to penalties and fines.

          Because XL Insurance (Bermuda) Ltd and XL Re Ltd are Bermuda companies, they are subject to changes in Bermuda law and regulation that may have an adverse impact on the Company’s operations, including through the imposition of tax liability or increased regulatory supervision. In addition, XL Insurance (Bermuda) Ltd and XL Re Ltd will be exposed to any changes in the political environment in Bermuda, including, without limitation, changes as a result of the independence issues currently being discussed in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the United Kingdom. While the Company cannot predict the future impact on its operations of changes in the laws and regulation to which it is or may become subject, any such changes could have a material adverse effect on its business, financial condition and results of operations.

Changes in current accounting practices and future pronouncements may materially impact the Company’s reported financial results.

          Unanticipated developments in accounting practices may require the Company to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.

          Furthermore, rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including SCA.

          For further details regarding risks related to financial guarantee insurance and reinsurance, refer to SCA’s reports filed with the SEC.

Risks Related to Taxation

The Company and its Bermuda insurance subsidiaries may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on its financial condition and results of operations.

          The Company and its Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 28, 2016. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and its Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to the Company and its Bermuda insurance subsidiaries. The Company, as a permit company under The Companies Act 1981 of Bermuda, have received similar exemptions, which are effective until March 28, 2016. The Company and its Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by the Company’s Bermuda insurance subsidiaries to the Company. Given the limited duration of the Ministry of Finance’s assurance, the Company cannot be certain that the Company or its Bermuda insurance subsidiaries will not be subject to any Bermuda tax after March 28, 2016. Such taxation could have a material adverse effect on its financial condition and results of operations.

The Company may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on its results of operations.

          Under current Cayman Islands law, the Company is not obligated to pay any taxes in the Cayman Islands on its income or gains. The Company has received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to it and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of its ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of the Company’s ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, the Company’s current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, the Company cannot be certain that it will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on the Company’s financial condition and results of operations.

The Company and its Bermuda insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on its results of operations.

          The Company takes the position that neither it nor any of its Bermuda insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, the Company takes the position that none of its Bermuda insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that it or any of its Bermuda insurance subsidiaries are engaged in a trade or business in the United States. If the Company or any of its Bermuda insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case the Company’s financial condition and results of operations could be materially adversely affected.

The Organisation for Economic Co-operation and Development is considering measures that might change the manner in which the Company is taxed.

          On June 27, 2005 the Organisation for Economic Co-operation and Development (“OECD”) issued a discussion draft, “Attribution of Profits to a Permanent Establishment—Release of Discussion Draft of Part IV (Insurance)” (the “Draft”), which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 (“Article 7”) of the OECD Model Tax Convention on Income and on Capital. Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. On December 21 2006, the OECD published new versions of Parts I, II and III. They also announced that work on Part IV is ongoing and a revised draft was issued in August 2007, followed by a consultation in November 2007. Further consultation is anticipated in the first half of 2008. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself.

If an investor acquires ten percent or more of XL Capital Ltd’s shares, they may be subject to taxation under the “controlled foreign corporation” (the CFC) rules.

          Under certain circumstances, a U.S. person who owns ten percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which ten percent U.S. shareholders own more than 50 percent of the voting power of the foreign corporation or more than 25 percent of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10 percent U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of the Company’s shares on the last day of the Company’s taxable year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

          The Company believes that because of the dispersion of its share ownership, provisions in its organizational documents that limit voting power and other factors, no U.S. Person or U.S. Partnership who acquires its shares directly or indirectly through one or more foreign entities should be required to include its “subpart F income” in income under the CFC rules of the Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if they own ten percent or more of the Company’s stock.

U.S. Persons who hold shares will be subject to adverse tax consequences if the Company is considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.

          If the Company is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of the Company will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if the Company were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. The Company believes that it is not, has not been, and currently does not expect to become, a PFIC for U.S. federal income tax purposes. The Company cannot provide absolute assurance, however, that it will not be deemed a PFIC by the IRS. If the Company were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. The Company cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

          Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, Section 845 of the Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “source, character and amount” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge the Company’s reinsurance arrangements under Section 845, its financial condition and results of operations could be materially adversely affected.

There are U.S. income tax risks associated with the related person insurance income of the Company’s non-U.S. insurance subsidiaries.

          If (i) the related person insurance income, which the Company refers to as “RPII,” of any one of its non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any ordinary shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) would depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although the Company does not believe that the 20% threshold will be met in respect of any of its non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond its control. Consequently, the Company cannot provide absolute assurance that it will not exceed the RPII threshold in any taxable year.

          The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and met the 25% threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. The Company believes that these rules should not apply to dispositions of its ordinary shares because the Company is not itself directly engaged in the insurance business. The Company cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of its ordinary shares.

Changes in U.S. tax law might adversely affect an investment in the Company’s shares.

          The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would treat a non-U.S. corporation as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, the Company’s financial condition and results of operations could be materially adversely affected.

          Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. holders would be required to include in their gross income “subpart F income” or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Risks Related to the Company’s Ordinary Shares

The price and trading volume of the Company’s ordinary shares may be subject to significant fluctuations.

          The price and trading volume of the Company’s ordinary shares may fluctuate in response to a number of events and factors, including:

•	catastrophes or other events that may impact or be perceived by investors as impacting the insurance and reinsurance industries;

•	exposure to capital markets risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates;

•	quarterly variations in the Company’s operating results and the results of its affiliates;

•	changes in the market’s expectations about the Company’s future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the insurance and reinsurance industries generally;

•	changes in the credit ratings assigned to the Company’s claims-paying ability by S&P, A.M. Best or other independent rating agencies;

•	operating and stock price performance of other companies that investors may deem comparable to us;

•	news reports relating to the Company’s business and trends in the markets in which the Company operates;

•	changes in the laws and regulations affecting the Company’s business;

•	acquisitions and financings by the Company or others in the Company’s industry; and,

•	sales or acquisitions of a substantial number of the Company’s ordinary shares by its directors and executive officers or significant shareholders, or the perception that such sales could occur.

          In addition, in recent years stock markets around the world have experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the price of the Company’s ordinary shares, regardless of its operating results.

Provisions in the Company’s Articles of Association may reduce the voting rights of its ordinary shares.

          The Companies Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10% or more of the voting power conferred by its ordinary shares. Under these limitations, some shareholders may have less than one vote for each ordinary share held by them. Moreover, these limitations could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to such limitations by virtue of their direct share ownership.

Provisions in the Company’s Articles of Association may restrict the ownership and transfer of its ordinary shares.

          The Company’s Articles of Association provide that its Board of Directors shall decline to register a transfer of shares if it appears to its Board of Directors, whether before or after such transfer, that the effect of such transfer would be to increase the number of shares owned or controlled by any person to 10% or more of any class of voting shares, the total issued shares of XL Capital Ltd or the voting power of XL Capital Ltd. In addition, the Company’s Articles of Association also provide that if, and for so long as, the votes conferred on any person by the ownership or control of the Company’s shares (including any preference ordinary shares) constitute 10% or more of the votes conferred by its issued shares, each such share held by such person shall confer only a fraction of the vote that would otherwise be conferred, as determined by the formula described in its Articles of Association, and such voting rights will continue to be readjusted until no shareholder’s voting rights exceed this limitation as a result of such reduction. Notwithstanding the foregoing, the Company’s Board of Directors may make such final adjustments to the aggregate number of votes conferred on any person by the ownership or control of shares that they consider fair and reasonable, in the light of all applicable circumstances, to ensure that such votes represent less than 10% of the aggregate voting power of the votes conferred by all its issued shares. For these purposes, references to ownership or control of the Company’s shares means ownership within the meaning of Section 958 of the Code and Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Certain provisions in the Company’s charter documents and Rights Agreement could, among other things, impede an attempt to replace its directors or to effect a change of control, which could diminish the value of its ordinary shares.

          The Company’s articles of association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on its ordinary shares. In addition, certain provisions in the Company’s Rights Agreement could delay or prevent a change of control that a shareholder might consider favorable. These provisions may prevent a shareholder from receiving the benefit of any premium over the market price of the Company’s ordinary shares offered by a bidder in connection with a potential takeover. Even in the absence of a takeover attempt or an attempt to effect a change in management, these provisions may adversely affect the prevailing market price of the Company’s ordinary shares if they are viewed as discouraging takeover attempts in the future. See “Market for

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of the Company’s ordinary shares.

It may be difficult to enforce judgments against XL Capital Ltd or its directors and executive officers.

          XL Capital Ltd is incorporated pursuant to the laws of the Cayman Islands and its principal executive offices are in Bermuda. In addition, certain of the Company’s directors and officers reside outside the United States and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against the Company or its directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. The Company has been advised by Cayman counsel that there is doubt as to whether the courts of the Cayman Islands would enforce:

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

U.S. persons who own the Company’s ordinary shares may have more difficulty protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

          The law applicable to companies established in the Cayman Islands, under which the Company is governed, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest and their ability to vote notwithstanding a conflict of interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

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

          Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $34.5 million, $35.8 million and $34.9 million, respectively. See Item 8, Note 18(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

          On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the defendants filed their renewed motion to dismiss the Second Amended Complaint. By order dated July 21, 2007, the Judge granted defendants’ renewed motion and dismissed the Second Amended Complaint. On August 30, 2007 plaintiffs filed a notice of appeal. Briefing on the Appeal will be concluded in March, after which argument will be held. The Company and the defendant present and former officers and directors will continue to vigorously defend the Malin Action.

          In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice and a subpoena from the SEC, both of which seek documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. The Company is fully cooperating with these investigations.

          From time to time, the Company has also received and responded to additional requests from Attorneys General, state insurance regulators and federal regulators for information relating to the Company’s contingent commission arrangements with brokers and agents and/or the Company’s insurance and reinsurance practices in connection with certain finite-risk and loss mitigation products. Similarly, the Company’s affiliates outside the United States have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices regarding contingent commissions or finite-risk and loss mitigation products. The Company has fully cooperated with the regulators in these matters.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL commenced in the latter part of 2005. Defendants filed motions to dismiss the Amended Complaint in late November 2005. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006 and on November 30, 2006, defendants filed motions to dismiss plaintiffs’ supplemental pleadings. By Orders dated April 5, 2007, the Court dismissed plaintiffs’ Sherman Act and RICO claims without prejudice to their filing final amended pleadings. By Order dated April 11, 2007, the Court stayed all proceedings in the MDL, including discovery, pending the disposition of defendants’ motions to dismiss plaintiffs’ Second Amended Complaint, which was filed on May 22, 2007 and contained allegations as to XL that were materially similar to those set forth in plaintiffs’ October 2006 pleadings, but also purported to add as new defendants three other XL entities. On June 2007, XL (along with other defendants) filed motions to dismiss the Sherman Act and RICO claims alleged in the Second Amended Complaint and to strike the newly-named parties.

          By Opinion and Order dated August 31, 2007, the Court dismissed the Class Action plaintiffs’ Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the Class Action plaintiffs’ RICO claims with prejudice. In its September 28, 2007, Opinion and Order, the Court declined to exercise supplemental jurisdiction over the Class Action plaintiffs’ state law claims. On October 10, 2007, the Class Action plaintiffs filed a Notice of Appeal, stating their intention to appeal to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) from the District Court’s October 3, 2006 Opinion and Order; April 5, 2007 Opinions and Order; August 31, 2007 Opinion and Order; and September 28, 2007 Opinion and Order. Plaintiffs’ opening appellate brief was filed on February 19, 2008; defendants’ opposition appellate brief is due March 20, 2008 and plaintiffs’ reply appellate brief is due April 3, 2008. The District Court has not yet advised the parties whether it intends to continue its April 11, 2007 stay of all proceedings in the MDL pending a ruling on the appeal by the Third Circuit or set a schedule in connection with the various tag-along actions that have been consolidated into the MDL.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. On April 4, 2006, a tag-along Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular Complaint, which made the same basic allegations as those alleged in the Class Action plaintiffs’ Second Amended Complaint, asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. In accordance with the Court’s April 11, 2007 Order, all proceedings in the New Cingular Lawsuit, including discovery and motions by defendants to dismiss the New Cingular Amended Complaint, were stayed pending the Court’s disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL. The parties are awaiting the District Court’s decision as to whether the New Cingular Lawsuit will continued to be stayed or be permitted to proceed pending the Third Circuit’s disposition of the Class Action plaintiffs’ pending appeal.

          On or about May 21, 2007 a tag-along Complaint was filed in the United States District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). The Complaint in the Henley Lawsuit, which contains certain of the basic allegations that are contained in the Class Action plaintiffs’ Second Amended Complaint, alleges violations of Section 1 of the Sherman Act against all defendants and various other claims that are alleged against only defendant Marsh. The Henley Lawsuit is a tag-along action that does not purport to be a class action. By Order dated July 11, 2007, the Court ordered that the Henley Lawsuit be consolidated into the MDL, making the

Henley Lawsuit subject to the Court’s April 11, 2007 stay Order. The parties are awaiting the District Court’s decision as to whether the Henley Lawsuit will continued to be stayed or be permitted to proceed pending the Third Circuit’s disposition of the Class Action plaintiffs’ pending appeal.

          On October 12, 2007, a Complaint in a third tag-along action, captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the United States District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The Complaint in the Sears Lawsuit, which contains many of the basic allegations that were contained in the Class Action plaintiffs’ Second Amended Complaint, alleges violations of the Sherman Act and RICO, as well as claims alleging breach of fiduciary duty against the broker defendants; inducement to breach fiduciary duty against the insurer defendants; breach of contract against the broker defendants; tortious interference with contract against the insurer defendants; unjust enrichment; common law fraud against the broker defendants; aiding and abetting common law fraud against the insurer defendants; violation of state consumer fraud statutes; and violation of state antitrust statutes. The Sears Lawsuit is a tag-along action that does not purport to be a class action. The parties are awaiting the District Court’s decision as to whether the Sears Lawsuit will continued to be stayed or be permitted to proceed pending the Third Circuit’s disposition of the Class Action plaintiffs’ pending appeal.

          Three similar class actions have been filed against “XL Insurance Ltd” (“XLI”) and others in the United States District Court, for the Southern District of New York on behalf of shareholders of Security Capital Assurance, Inc. (“SCA”). The complaints, filed December 7, 2007, December 18, 2007 and January 8, 2008 name as defendants SCA, two SCA officers, (and in two of the cases) Goldman Sachs & Co., J.P. Morgan Securities, Inc., and Merrill Lynch, Pierce Fenner & Smith, Inc. All allege violations of various U.S. Securities laws against the defendants arising from purchases of SCA shares in the June 6, 2007 secondary offering and shortly before. The complaints allege, among other things, that the Registration Statement and other public disclosures made by SCA and individual defendants contained untrue statements of material facts and omitted other necessary facts to make the statements not misleading. The complaints allege that the disclosures failed to disclose that SCA was materially exposed to extremely risky securities (“RMBS”) relating to sub-prime real estate mortgages. The allegations against XLI claim it is liable as a selling shareholder and as a party that “controlled” SCA during the relevant time period. It is expected that the cases will be consolidated and an amended complaint may be filed. The Company intends to vigorously defend these claims.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

          The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at December 31, 2007:

Name	Age	Position

Brian M. O’Hara	59	President, Chief Executive Officer and Acting Chairman of the Board
Henry C.V. Keeling	52	Executive Vice President, Chief Operating Officer
Fiona E. Luck	50	Executive Vice President, Chief of Staff
Brian W. Nocco	55	Executive Vice President, Chief Financial Officer
Michael C. Lobdell	50	Executive Vice President, Chief Executive – Global Business Services
Sarah E. Street	45	Executive Vice President, Chief Investment Officer
Clive R. Tobin	58	Executive Vice President, Chief Executive of Insurance Operations
James H. Veghte	51	Executive Vice President, Chief Executive of Reinsurance Operations
Kirstin Romann Gould	41	Executive Vice President, General Counsel and Secretary

          Brian M. O’Hara has been President and Chief Executive Officer of the Company since 1994 and a Director of the Company since 1986, having previously served as Vice Chairman of the Company from 1987. He is Chairman of XL Insurance (Bermuda) Ltd and was Chief Executive Officer of XL Insurance (Bermuda) Ltd until 1998, having previously served as Chairman, President and Chief Executive Officer from 1994, President and Chief Executive Officer from 1992 and as President and Chief Operating Officer from 1986. In late October 2007, the Company announced that Mr. Brian M. O’Hara had informed the Company’s Board of Directors of his decision to retire as President and CEO in mid-2008. On December 28, 2007, Mr. Michael P. Esposito Jr., then Chairman of the Board, resigned from the Company and on the same day, Mr. O’Hara was appointed as Acting Chairman of the Board.

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

          Fiona E. Luck was appointed Executive Vice President, Chief of Staff in June 2006 having previously served as Executive Vice President and Global Head of Corporate Services since November 2004 and Assistant Secretary since January 2002. In addition, Ms. Luck served as the Company’s Interim Chief Financial Officer from March 2007 to August 2007. From 1999 to 2004, Ms. Luck was Executive Vice President of Group Operations of the Company. Ms. Luck was previously employed at ACE Bermuda as Executive Vice President from 1998, and Senior Vice President from 1997. From 1992 to 1997, Ms. Luck was the Managing Director of the Marsh & McLennan Global Broking office in Bermuda.

          Brian W. Nocco was appointed Executive Vice President, Chief Financial Officer in August 2007. Mr. Nocco was previously employed at Nationwide Insurance Group as Chief Risk Officer from 2006 to 2007, and Senior Vice President and Treasurer from 2001 to 2005. Prior to Nationwide, Mr. Nocco served as Executive Vice President, Corporate Development of Imperial Bank and Chief Financial Officer of two of its subsidiaries. From 1994 to 1998, Mr. Nocco served as Senior Vice President, Chief Compliance Officer with The Chubb Corporation.

          Michael C. Lobdell was appointed Executive Vice President, Chief Executive – Global Business Services in July 2006. Prior to joining the Company, Mr. Lobdell held numerous leadership positions at New York-based JPMorganChase, including Senior Partner of the Mergers & Acquisitions Group, Managing Director and Chief Operating Officer of Global Investment Banking, Chairman of JPMorgan North American Investment Banking Management Committee, Head of Risk Technology Operations for Europe, and Managing Director and Head of Chase Middle Market Treasury Service Integration Project.

          Sarah E. Street was appointed to the position of Executive Vice President and Chief Investment Officer in October 2006. Ms. Street is also the Chief Executive Officer of XL Capital Investment Partners. Prior to joining XL, Ms. Street held numerous leadership positions at JPMorganChase and its predecessor organizations, working in a number of corporate finance units as well as in the capital markets business of the bank.

          Clive R. Tobin has been Executive Vice President and Chief Executive of Insurance Operations since April 2004. Mr. Tobin was President and Chief Executive of XL Winterthur International from February 2002, having previously served as Deputy Chief Executive and Chief Underwriting Officer of XL Winterthur International following the Company’s acquisition of the risk management business from Credit Suisse in 2001, and President and Chief Executive of XL Insurance (Bermuda) Ltd since July 1999. From 1995 to 1999, Mr. Tobin held a variety of senior management positions at XL. Prior to joining XL in 1995, Mr. Tobin served as President of Rockefeller Insurance Company and Acadia Risk Management Services, Inc., in New York. From 1979 to 1986, Mr. Tobin served as Vice President of Risk Management Services for Marsh & McLennan, Inc. On January 7, 2008, the Company announced that Mr. Tobin will retire effective April 1, 2008 from his role as Chief Executive of the Company’s Insurance Operations, and will concentrate on assisting the Company with strategic opportunities in emerging markets. David B. Duclos, currently Chief Operating Officer of the Company’s Insurance Operations, will succeed Mr. Tobin as Chief Executive.

          James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January 2006. Mr. Veghte was Chief Executive Officer of XL Reinsurance America Inc. (XLRA) having previously served as Chief Operating Officer of XL’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Previously held roles with the Company include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe Ltd.), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corp of America.

          Kirstin Romann Gould was appointed to the position of Executive Vice President, General Counsel in September 2007 and this new position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. Ms. Gould was previously Executive Vice President, General Counsel of Corporate Affairs from July 2006 to September 2007 and has also served as Chief Corporate Legal Officer and Associate General Counsel. Prior to joining the Company, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s Class A ordinary shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “XL.”

          The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close

2007:
1st Quarter	$74.40	$66.93	$69.96
2nd Quarter	84.91	69.44	84.29
3rd Quarter	85.67	70.47	79.20
4th Quarter	82.10	48.16	50.31

	High	Low	Close

2006:
1st Quarter	$71.97	$63.80	$64.11
2nd Quarter	67.30	60.67	61.30
3rd Quarter	69.33	59.82	68.70
4th Quarter	72.90	68.25	72.02

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

          The number of record holders of Class A ordinary shares as of December 31, 2007 was 375. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

          In 2007, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 11, September 10 and December 10. In 2006, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 12, September 11 and December 11.

          On January 25, 2008, the Board of Directors declared a quarterly dividend of $0.38 per share payable on March 31, 2008 to shareholders of record on March 14, 2008.

          The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

          As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the United States and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 25 to the Consolidated Financial Statements, “Statutory Financial Data”, for further discussion.

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

          Purchases of Equity Securities by the Issuer and Affiliate Purchases

          The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October	271,341	$72.80	250,000	$489.1 million
November	1,533,500	69.37	1,533,500	$375.5 million
December	1,025	58.53	—	$375.5 million

Total	1,805,866	$69.88	1,783,500	$375.5 million

(1)

On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. As at December 31, 2007, the Company had repurchased 1.8 million shares for $124.5 million under the new share repurchase program.

          Class A Ordinary Share Performance Graph

          Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return, with all dividends reinvested, over a five-year period on the Company’s Class A ordinary shares from December 31, 2002 through December 31, 2007 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index.

ITEM 6.	SELECTED FINANCIAL DATA

          The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2007	2006 (7)	2005 (7)	2004 (7)	2003 (7)

	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$7,205,356	$7,569,518	$9,365,495	$8,582,014	$6,993,916
Net investment income	2,248,807	1,978,184	1,475,039	1,035,012	815,487
Net realized (losses) gains on investments	(603,268)	(116,458)	241,882	246,547	120,195
Net realized and unrealized (losses) gains on derivative instruments	(55,451)	101,183	28,858	73,493	6,073
Net income from investment fund affiliates (1)	326,007	269,036	154,844	124,008	119,200
Fee income and other	14,271	31,732	19,297	35,317	41,744
Net losses and loss expenses incurred (2)	3,841,003	4,201,194	7,434,336	4,865,102	4,652,064
Claims and policy benefits – life operations	888,658	807,255	2,510,029	1,526,921	835,817
Acquisition costs, operating expenses and foreign exchange gains and losses	2,188,889	2,374,358	2,188,357	2,277,321	1,926,393
Interest expense	621,905	552,275	403,849	292,234	233,929
Amortization of intangible assets	1,680	2,355	10,752	15,827	4,637
Income (loss) before minority interests, net income from operating affiliates and income tax expense	1,593,587	1,895,758	(1,261,908)	1,118,986	443,775
Net (loss) income from operating affiliates (1)(2)	(1,059,848)	111,670	67,426	143,357	8,923
Preference share dividends	69,514	40,322	40,322	40,321	40,321
Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)	$1,126,292	$371,658

Per Share Data:
Net income (loss) per ordinary share – basic (3)	$1.16	$9.63	$(9.14)	$8.17	$2.71
Net income (loss) per ordinary share – diluted (3)	$1.15	$9.60	$(9.14)	$8.13	$2.69
Weighted average ordinary shares outstanding – diluted (3)	179,693	179,450	141,406	138,582	138,187
Cash dividends per ordinary share	$1.52	$1.52	$2.00	$1.96	$1.92

	2007	2006 (7)	2005 (7)	2004 (7)	2003 (7)

	(U.S. dollars in thousands, except per share amounts and ratios)

Balance Sheet Data:
Total investments available for sale	$36,265,803	$39,350,983	$35,724,439	$27,823,828	$20,775,256
Cash and cash equivalents	3,880,030	2,223,748	3,693,475	2,203,726	2,722,405
Investments in affiliates	2,611,149	2,308,781	2,046,721	1,936,852	1,903,341
Unpaid losses and loss expenses recoverable	4,697,471	5,027,772	6,441,522	6,971,356	6,045,025
Premiums receivable	3,637,452	3,591,238	3,799,041	3,838,228	3,487,322
Total assets	57,762,264	59,308,870	58,454,901	49,245,469	41,455,745
Unpaid losses and loss expenses	23,207,694	22,895,021	23,597,815	19,615,773	16,553,084
Future policy benefit reserves	6,772,042	6,476,057	5,776,318	4,556,952	3,443,885
Unearned premiums	4,681,989	5,652,897	5,388,996	5,191,368	4,729,989
Notes payable and debt	2,868,731	3,368,376	3,412,698	2,721,431	1,905,483
Shareholders’ equity	9,948,142	10,131,166	8,471,811	7,738,695	6,936,915
Book value per ordinary share	$50.30	$53.12	$44.31	$51.98	$46.74

Operating Ratios:
Loss and loss expense ratio (4)	59.8%	62.2%	107.4%	68.8%	75.6%
Underwriting expense ratio (5)	29.0%	27.3%	25.6%	27.3%	27.1%
Combined ratio (6)	88.8%	89.5%	133.0%	96.1%	102.7%

(1)

The Company generally records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines. The Company generally records the income related to operating affiliates on a three month lag.

(2)	In 2007, $351.0 million of financial guarantee reserves related to reinsurance agreements with SCA were recorded within “net loss from operating affiliates.”

(3)

Net income per ordinary share is based on the basic and diluted weighted average number of Class A ordinary shares and share equivalents outstanding for each period. Net loss per ordinary share is based on the basic weighted average number of ordinary shares outstanding.

(4)

The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(5)

The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information”, for further information.

(6)

The combined ratio related to the property and casualty operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

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

Executive Overview

          Background

          The Company operates on a global basis and is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional service firms, insurance companies and other enterprises, typically the global equivalent of the Fortune 2000. The Company operates in markets where it believes its underwriting expertise and financial strength represent a relative advantage.

          The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Ré in 2002. All acquisitions have supported the Company’s strategic plan to develop a global platform in insurance and reinsurance. The Company competes as an integrated global business with more than 4,000 employees in 28 countries.

          Underwriting Environment

          The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to the Company (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable to the Company (a “soft market”). Market conditons are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing its property and casualty book of business and exposures if and when rates deteriorate to unprofitable levels. As part of its long-term strategy, the Company also looks to its Life Operations segment to provide a diversified stream of earnings that are not directly tied to the property and casualty cycle.

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

          Following the significant natural catastrophes of 2005, additional competitors were formed in the marketplace which had the effect of increasing the available capacity within the insurance and reinsurance markets during 2006. Although rates within some lines of business, such as catastrophe exposed property, experienced increases, an overall increasingly competitive environment and the entrance of these new competitors had a dampening effect on rates within many property and casualty lines of business, which ultimately contributed to reducing gross and net premiums written in 2006.

          During 2007, all lines of business within the Insurance segment continued to experience rate declines as well as increased competition as the insurance market continued to soften. Rate changes on business renewed varied by line of business with decreases ranging from roughly 1% to 11%. Premiums were also reduced over 2006 by the decision not to renew ICAT, a program which offered property catastrophe insurance primarily to small business customers. The Insurance segment wrote some new business lines, notably Excess & Surplus lines and Private Company Directors and Officers’ insurance, both in the U.S. Customer retentions ratios were generally consistent with historic levels, with the exception of lines in which deliberate action had been taken to reduce exposure, primarily in catastrophe-prone businesses. The Insurance segment also saw an increase in the volume of long-term agreements compared with the previous year, most notably in casualty lines of business, and also benefited from changes in foreign exchange rates.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the last three years ended December 31:

	2007			2006 (3)			2005 (3)

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty — professional lines	$1,516,412	$1,376,819	$1,404,567	$1,558,746	$1,490,896	$1,483,518	$1,575,897	$1,477,423	$1,407,188
Casualty — other lines	1,342,817	848,919	819,687	1,304,245	799,957	847,834	1,567,825	985,331	919,268
Property catastrophe	15,312	(7,460)	52,541	149,436	68,847	56,714	157,491	69,119	57,027
Other property	982,492	686,932	632,959	958,942	595,783	585,366	913,970	602,841	561,135
Marine, energy, aviation, and satellite	809,073	623,085	638,162	942,974	695,391	676,009	929,174	650,649	661,260
Other specialty lines (1)	674,591	578,944	484,928	656,765	489,322	415,749	585,056	421,352	435,662
Other (2)	36,698	27,439	33,416	10,167	5,776	60,784	93,541	78,350	101,883
Structured indemnity	56,871	52,177	50,328	46,018	39,400	33,349	25,167	25,167	22,285

Total	$5,434,266	$4,186,855	$4,116,588	$5,627,293	$4,185,372	$4,159,323	$5,848,121	$4,310,232	$4,165,708

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines;

(3)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

          During 2007, most lines of business within the Reinsurance segment experienced pricing erosion, increased retentions by cedants and competitive pressures in the form of other reinsurers, capital markets, and local governments. In addition, the Company continued to focus on its stated intention of defending rate adequacy in the reinsurance market and maintaining underwriting discipline. Within U.S. catastrophe exposed property lines of business, rates decreased approximately 5 to 10% off prior highs for wind exposure while rates for U.S. earthquake remained flat to down 5%. For non-U.S. non-catastrophe property lines of business, increased competition also led to price reductions of approximately 10 to 15%. Ocean marine pricing rates fell by approximately 10% except on programs that had experienced adverse claims. In addition, casualty pricing trends in the Reinsurance segment grew following those of the Insurance segment with an overall deterioration in rates and pressures on terms and conditions. Within the aviation market, rate reductions in the region of 5 to 10% continued to be experienced, although the declines experienced were less than those in the primary insurance market.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

	2007			2006 (2) (3)			2005 (2) (3)

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty — professional lines	$256,280	$256,327	$273,494	$297,962	$296,221	$346,870	$346,758	$343,562	$356,937
Casualty — other lines	543,251	527,860	602,452	660,455	613,056	723,854	861,113	810,971	858,651
Property catastrophe	475,540	286,866	264,666	449,347	234,724	234,965	481,765	309,293	302,291
Other property	970,196	677,764	753,278	1,044,316	730,445	749,714	1,008,333	724,837	701,459
Marine, energy, aviation, and satellite	150,548	128,942	141,619	176,928	139,748	154,313	241,045	192,445	194,646
Other (2)	239,418	204,845	240,049	365,844	298,860	294,532	396,274	320,526	288,403
Structured indemnity	28,261	28,261	26,481	71,286	71,286	66,711	36,901	31,531	31,774

Total	$2,663,494	$2,110,865	$2,302,039	$3,066,138	$2,384,340	$2,570,959	$3,372,189	$2,733,165	$2,734,161

(1)	Other includes employers’ liability, surety, political risk and other lines;

(2)

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

          Going forward, management intends to maximize the Company’s ability to achieve profitable growth by focusing on leveraging the Company’s operational platforms and building out the Company’s capabilities, teams and product offerings in its chosen markets. Such markets include excess & surplus, private company D&O, fine art and specie, U.S. term life reinsurance and other lines and regions where management believes positive market indicators exist. The following sets forth potential trends relevant to the Company’s property and casualty operations in 2008:

          2008 Underwriting Outlook

          In the Insurance segment, January 2008 renewals continue to reflect increasing soft market conditions as premium rates across most lines of business continue to decrease within the market. In addition, competitive pressures continue to make new business more difficult to win. Initial indications based on January 2008 renewals indicate decreases in premium rates of approximately 5 to 20%, while certain casualty lines have experienced premium rate reductions of approximately 5 to 15%. In addition, premium rates within certain specialty lines and the U.S. Excess and Surplus line of business have decreased by up to 10%. While market competition continues to increase in most lines of business in early 2008, desired retentions have broadly been maintained. However, as a result of recent rating agency downgrades in late January 2008, as described above, it may be more difficult for the Company, going forward, to attract new business and/or retain previously written business, particularly within certain casualty and professional lines of business, however, initial reactions from customers and brokers have indicated this is likely to be limited.

          In the Reinsurance segment, initial indications based on January 1, 2008 renewals point to a decline in premium rates across most major lines of business, as market conditions continue to soften and the reinsurance industry continues to experience pricing erosion, increased competitive pressures and increased retentions by cedants. Consistent with 2007, renewals and new business in 2008 continue to be assessed against internal hurdle rates with a continued focus on underwriting discipline. U.S. catastrophe exposed property lines have experienced rate declines of approximately 10% to 15%, while rates for non-U.S. catastrophe exposed property lines of business have dropped by up to 10%. Other property lines of business have seen rates decrease by 10% to 15%. Ocean marine pricing rates remain flat to down 5%, while rates within the aviation market have decreased by up to 10%. Casualty pricing trends in the reinsurance market have experienced deterioration in rates of up to 15%. However, rate changes on business actually bound in this line of business have decreased between 10 to 15%.

          Investment Environment

          The Company seeks to generate revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term.

          In 2007, the Company’s net investment income increased as a result of an increase in the overall size of the investment portfolio combined with higher investment yields. However, net realized losses and impairments totaled $603.3 million during 2007 of which $385.1 million related to sub-prime and mortgage related structured assets held throughout the portfolios and primarily represented other-than-temporary impairments on securities with sub-prime non-agency collateral, second liens, ABS collateralized debt obligations (“CDOs”) with sub-prime collateral as well as Alt-A mortgage collateral holdings. In addition, net pre-tax unrealized loss position on available for sale assets deteriorated by $772.1 million in 2007 primarily as a result of the impact on fixed income securities of the deterioration of global corporate and structured credit spreads during 2007, partially offset by the impact of declining government rates in the U.S. and the U.K. as well as losses realized.

          The increase in the size of the investment portfolio resulted from positive cash flows from operations and positive net cash flow from the Company’s financing activities. Higher investment yields on the Company’s investment portfolio were due primarily to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007. The benchmark 5-year treasury fell from 4.69% to 3.44%, and the 30-year treasury fell from 4.81% to 4.45%. Interest rates also decreased in the U.K., where the yield on the benchmark 5-year Gilt fell from 5.06% to 4.41%. In the Euro-zone, the yield on the benchmark 5-year German Bund rose slightly from 3.92% to 4.12%.

          In 2006, the Company’s net investment income increased primarily due to the increase in the size of the investment portfolio and also a rise in the level of the U.S., U.K., and Euro zone interest rates. In 2006, the Company generated net realized losses from its investment portfolio primarily due to other-than-temporary impairments. Net gains from the equity and non-U.S. dollar fixed income portfolios were offset by net losses on U.S. dollar fixed income portfolios, reflecting higher U.S. interest rates. In 2005, the Company generated net realized gains from both its equity and fixed income portfolios, reflecting the then current and accumulated performance of the capital markets.

          The Company expects stable net investment income from its property and casualty operations in 2008. The average asset base and yields are both expected to be stable relative to current levels.

          Claims Environment

          The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported, or IBNR. The Company’s positive underwriting results for 2007 and 2006 were partly a result of the lack of significant catastrophe events occurring throughout these years as well as net favorable development of prior year reserves, in various lines of business within the Company’s Insurance and Reinsurance segments. This net favorable development was partially offset by the continuing increase in current period loss ratios in each of 2006 and 2007. These increases reflect the impact of the softening rate environment as well as higher levels of underlying attritional losses in those years. The Company’s results for 2005 were significantly impacted by the unprecedented insured hurricane losses during the 2005 Atlantic hurricane season, the charge related to the conclusion of the independent actuarial process with Winterthur Swiss Insurance Company (“the Winterthur Decision”) and adverse development of prior year loss reserves in both insurance professional lines and reinsurance casualty lines. In 2008, claims activity within the D&O and E&O insurance markets overall, are expected to rise as a result of an increase in class action lawsuits filed against public companies due to market losses and related stock price depreciation associated with the sub-prime mortgage and credit crisis in the U.S. Management actively monitors its potential exposure to such events and gives due consideration to emerging claim trends in determining its loss reserve requirements at each quarter end. For further analysis of this exposure, see “Results of Operations” below.

Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s property and casualty operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2007	2006 (3) (4)	2005 (3) (4)

Underwriting profit (loss) – property and casualty operations	$737,449	$733,633	$(2,257,768)
Combined ratio – property and casualty operations	88.8%	89.5%	133.0%
Net investment income – property and casualty operations (1)	$1,289,554	$1,090,785	$810,482
Book value per ordinary share	$50.30	$53.12	$44.31
Fully diluted book value per ordinary share (2)	$50.29	$53.01	$44.17
Return on average ordinary shareholders’ equity	2.2%	19.6%	NA %

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

          Underwriting profit (loss) – property and casualty operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. As noted above, the Company’s strong property and casualty underwriting profit for 2007 and 2006 were partly a result of the lack of significant catastrophe events occuring throughout these years and net favorable prior year loss development. The Company’s underwriting loss in 2005 was negatively impacted by net losses incurred from catastrophic events, the results of the Winterthur Decision and adverse development of prior year loss reserves. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period. See further discussion below.

          Combined ratio – property and casualty operations

          The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s general insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. The Company’s combined ratio for the year ended December 31, 2007 was lower than the previous year, primarily as a result of a lower loss and loss expenses ratio partially offset by a higher underwriting expense ratio. The lower loss and loss expense ratio has resulted mainly from higher net favorable prior year development in the year ended December 31, 2007 as compared to the same period in 2006. The increased underwriting expense ratio has been driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium earned. The Company’s improved combined ratio in 2006 as compared to 2005 was primarily due to the lack of significant catastrophe events in 2006 relative to 2005 in which significant losses were incurred following Hurricanes Katrina, Rita and Wilma.

          Net investment income – property and casualty operations

          Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. The increase in net investment income in 2007, 2006 and 2005 is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. In addition, during 2007, portfolio yields increased in the Company’s investment portfolio, due primarily to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007. In 2007, the U.S. yield curve shifted downwards with short-term U.S. interest rates decreasing markedly while medium to long-term interest rates experienced a less dramatic fall. U.K. interest rates also decreased in 2007 with the exception of long-term U.K. interest rates which rose slightly, while Euro-zone interest rates increased in 2007. In 2006, the U.S. yield curve shifted upwards with short-term U.S. interest rates increasing markedly while medium to long-term interest rates had a less dramatic rise. U.K. and the Euro zone interest rates also increased in 2006.

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share has decreased by $2.82 during the year ended December 31, 2007 to $50.30 from $53.12, as compared to an increase of $8.81 in 2006. The decrease in book value per share in 2007 was primarily as a result of an increase in net unrealized losses on investments of $743.0 million, net of tax, partially offset by net income of $206.4 million for the year ended December 31, 2007, which increased book value, together with an increase in currency translation adjustments due to the impact of the decline in the value of the U.S. dollar on the net assets of European-based subsidiaries. The increase in unrealized losses on investments was primarily as a result of widening credit spreads on corporate and structured credit assets, partially offset by declining U.S. and U.K. government interest rates in 2007. In addition, certain capital and financing activities impacted book value per ordinary share, including the Company’s share repurchase activity throughout 2007 which decreased book value per ordinary share, as the price paid for such shares was at a premium to book value; however, this was partially offset by the issuance of Class A ordinary shares upon maturity of the purchase contracts associated with the 6.5% Equity Security Units (the “6.5% Units”), as the ordinary shares were issued at a premium to book value.

          Book value per ordinary share increased in 2006 mainly due to net income of $1.7 billion and was offset by decreases of $103.8 million, net of tax, in net unrealized gains associated with the Company’s investment portfolio. The decrease in net unrealized gains in 2006 was generally due to interest rate increases, which were offset by the positive impact of equity and currency movements.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share decreased by $2.72 during the year ended December 31, 2007 as a result of the factors noted above and is generally consistent with the decrease in basic book value per ordinary share as the impact of in-the-money stock options at December 31, 2007 is negligible as a result of the reduction in market price of the Company’s ordinary shares in late 2007.

          Return on average ordinary shareholders’ equity

          Return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). In 2007, ROE was 2.2%, 17.4 percentage points lower than the prior year, primarily as a result of losses recorded in the second half of 2007 in relation to adverse credit market conditions, including but not limited to, losses associated with the Company’s investment in and reinsurance agreements with SCA and realized losses, including OTTI, on the Company’s investment portfolio. For further details of these losses, see “Results of Operations” below. Partially offsetting these decreases were strong underwriting results in 2007 within the Company’s core property and casualty operations and lower levels of shareholders equity resulting from capital activity and increases in unrealized losses on investments. In 2006, ROE was 19.6% due to solid underwriting results throughout its property and casualty operations combined with investment and affiliate income.

Results of Operations

          The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2007, 2006 and 2005:

(U.S. dollars in thousands, except share and per share amounts)	2007	2006	2005

Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)
Earnings (loss) per ordinary share – basic	$1.16	$9.63	$(9.14)
Earnings (loss) per ordinary share – diluted	$1.15	$9.60	$(9.14)
Weighted average number of ordinary shares and ordinary share equivalents – basic	178,500	178,793	141,406
Weighted average number of ordinary shares and ordinary share equivalents – diluted	179,693	179,450	141,406

          The Company’s net income (loss) and other financial measures as shown above for the three years ended December 31 have been affected by among other things, the following significant items:

1)	The impact due to the Company’s investment in and relationships with SCA;

2)	Impact of credit market movements on the Company’s investment portfolio;

3)	Prior year loss development;

4)	Reduction in insured losses from natural catastrophes during 2007 and 2006 as compared to 2005;

5)	The Company’s growing invested asset base and higher net investment income.

          1. Impact of the Company’s investment in and relationships with SCA

          The Company has multiple relationships with SCA as a result of SCA’s initial origins as a wholly-owned subsidiary and its subsequent IPO. These relationships are detailed in Note 3 to the Consolidated Financial Statements, “Security Capital Assurance”, and include, most significantly, a 46% investment along with certain guarantees and reinsurance arrangements. The Company is not a primary originator or insurer of mortgages, nor does it guarantee mortgages other than indirectly through the activities of SCA, and as such the negative impact to the Company during the year with respect to deterioration in the credit markets and its impact on credit enhancement activities is largely limited to the SCA investment and related reinsurance agreements and guarantees.

          The financial guarantees issued by SCA are generally guarantees of payments under financial guarantee insurance policies or credit default swaps. The financial guarantee business model generally provides for a guarantee of payment of interest and principal over the defined expected life of a transaction, with no acceleration or need for collateralization by the guarantor in the case of any weakness or default by the underlying obligor. These characteristics reduce the need for liquidity within the financial guarantor in case of underlying deterioration in the guaranteed transaction, since the calendar of payments remains as set in the original transaction. As a general matter, the obligations of XLCA under credit default swaps issued in connection with their business accrue in a similar manner, except in events of default, however, they do not qualify for the financial guarantee insurance scope exception under FAS 133 and, therefore, are reported at fair value, with changes in fair value included in earnings. Under most of the credit default swap contracts insured by XLCA, it would be an event of default if XLCA should become insolvent. If there were an event of default, the holders of these credit default swap contracts would have the right to terminate the swaps and to obtain a termination payment from XLCA, based on the market value of the swaps at the time of termination.

          The Company records 46.9% of the net income of SCA as earnings from operating affiliates. Subsequent to the secondary sale of shares in June 2007 and the associated deconsolidation of financial results, the Company reports such earnings on a one quarter lag due to the limited availability and timing of SCA’s final audited financial results. Management expects to continue this practice on the same basis with appropriate consideration given by disclosure or otherwise to the effects of any known intervening events that materially affect the Company’s financial position or results of operations.

          Management has done extensive analysis of SCA’s financial guarantee portfolio to evaluate the exposures and underlying possible losses arising from recent credit market turbulence. Given management’s view of the potential scale of SCA’s estimated losses along with the uncertainty facing the entire financial guarantee industry, the Company has reduced the reported value of its investment in SCA to nil from the reported equity method value of $669.8 million as at September 30, 2007. Recent market developments with respect to monoline industry and industry analyst reports have indicated that the fair value of any investment in the financial guarantee sector has very uncertain value at this point in time. Subsequent to December 31, 2007, SCA was downgraded by several rating agencies, which significantly limits SCA’s ability to write new business. In addition, the shares in SCA held by the Company are unregistered and thus illiquid. Based on the nature of the Company’s investment in SCA and the resultant limitations on any future business models, management believes that the fair value of the Company’s investment in SCA is substantially less than the traded market value at December 31, 2007 of $3.89 per share. Management believe this decline in value is other than temporary.

          In addition, net losses were recorded within “loss from operating affiliates” with respect to the excess of loss and facultative reinsurance of SCA subsidiaries in the amounts of $300.0 million and $51.0 million, respectively, and not within property and casualty underwriting results. These amounts represent the discounted value of expected losses net of related premiums and are discounted at approximately 5%. In the case of the excess of loss cover the recorded loss represents the discounted value of a $500.0 million full limit loss. In addition, the Company incurred $17.9 million in additional mark-to-market losses related to those underlying contracts in credit default swap form subject to the provisions noted above.

          As of December 31, 2007, the Company’s total net exposure under its facultative agreements with SCA subsidiaries was approximately $7.7 billion of net par outstanding. Of this total, $138.0 million and $769.0 million of net par outstanding was related to RMBS and ABS CDOs, with greater than 50% RMBS collateral, respectively. Based on the Company’s examination of exposures under these facultative agreements, the Company has reported loss reserves of $51.0 million on a net present value basis.

          The following tables present the net par outstanding related to the facultative reinsurance and the adverse development facultative reinsurance noted above at December 31, 2007 by credit quality and broad sector allocation:

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Credit Quality:
AAA	$1,776.0	23.0%
AA	480.2	6.2%
A	981.6	12.7%
BBB	4,230.9	54.7%
BB and below	269.9	3.4%

Total*	$7,738.6	100.0%

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Broad Sector Allocation:
International Finance	$4,433.9	57.3%
Public Finance	824.1	10.6%
Structured Finance	2,480.6	32.1%

Total*	$7,738.6	100.0%

* As of December 31, 2007, $1.8 billion of the total $7.7 billion in net par outstanding was originally written by SCA in credit derivative form.

          In addition, there are certain guarantees in place between the Company and SCA subsidiaries. It is important to note that the guarantees the Company has provided contain a dual trigger, such that losses are paid only if two events occur. First, the underlying guaranteed obligation must default on payments of interest and principal, and second, the relevant SCA subsidiary must fail to meet its obligations under the applicable reinsurance or guarantee. As of December 31, 2007, the Company’s total net par outstanding under these guarantees was $75.2 billion. Indirect consumer mortgages exposures as a result of these guarantee agreements totaled approximately $2.9 billion related to RMBS and $3.3 billion related to ABS CDOs with greater than 50% RMBS collateral. Again, it is important to note that SCA subsidiaries must fail to meet their obligations under the applicable reinsurance or guarantee before the Company would be required to respond to claims under these guarantees and as such, these exposures must be compared to the relevant SCA subsidiary’s current financial resources.

          Based on all of the above factors along with the Company’s extensive analysis of the relevant exposures, the Company has concluded that no losses are expected under these guarantees and accordingly no loss reserves have been recorded. Recently published loss estimates by S&P appear to support this view.

          The following tables present the net par outstanding related to the guarantees provided by the Company at December 31, 2007 by credit quality and broad sector allocation:

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Credit Quality:
AAA	$20,214.9	26.9%
AA	11,784.0	15.7%
A	24,577.4	32.7%
BBB	17,734.5	23.6%
BB and below	851.8	1.1%

Total	$75,162.6	100.0%

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Broad Sector Allocation:
International Finance	$11,416.7	15.2%
Public Finance	36,691.4	48.8%
Structured Finance	27,054.5	36.0%

Total	$75,162.6	100.0%

          Where appropriate, further details of each of the items noted above can be found in the related section of See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Notes 3 and 8 to the Consolidated Financial Statements, “Security Capital Assurance” and “Investments in Affiliates.”

          2. Impact of credit market movements on the Company’s investment portfolio

          In 2007, financial market conditions were extremely challenging as the global credit crisis that begun in July 2007 continued to adversely impact global fixed income markets. Elements which contributed to this included continued weakness in the U.S. housing market and increased mortgage delinquencies, investor anxiety over recessionary pressures, rating agency downgrades of various structured products, unresolved issues with structured investment vehicles and a serious dislocation in the interbank market. All of these elements led to significant declines in mortgage and structured credit prices. Continued declines in government rates did little to alleviate the concerns in either residential mortgage markets or the short-term funding market during the fourth quarter of 2007. These elements were the primary drivers behind the $603.3 million in net realized losses on investments reported for the year ended December 31, 2007.

          The Company’s management has been diligently engaged in market developments and has reduced the Company’s exposure to lower rated investment grade 2005, 2006 and 2007 vintage sub-prime securities given concerns about future deterioration. Management has performed in depth analyses of the Company’s holdings in all of the “topical asset” classes, which are defined to be structured assets with underlying collateral of sub-prime first liens, Alt-A, second liens, and asset-backed CDOs with sub-prime collateral. In addition to extensive holding level reviews with the Company’s third party managers, the Company has undertaken an independent evaluation of its topical assets to help further identify areas of potential economic loss to principal due to potentially deteriorating underlying fundamentals.

          These market developments have negatively impacted the Company’s results from operations through both impairment charges and realized losses largely in the specialised mortgage portfolios, spread business portfolios, losses related to exposure to the capital notes of a structured investment vehicle (“SIV”) and a loss recorded by one of the Company’s investment manager affiliates.

          Realized losses and impairments in the topical asset exposed portfolios totaled $385.1 million during the year ended December 31, 2007 and represented a combination of losses on sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures. These losses and impairments were principally concentrated in 2005, 2006, and 2007 vintage securities.

          The following table details the current exposures to the topical assets within the Company’s fixed income portfolio as well as the current net unrealized gain/loss position as at December 31, 2007, and related earnings and comprehensive earnings impact in 2007:

(U.S. dollars in thousands)
	As at December 31, 2007			Year Ended December 31, 2007

	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss) Gain

Topical assets:
Sub-prime first lien mortgages	$995,947	2.5%	$(145,785)	$(125,167)	$(146,929)
Alt-A mortgages	924,783	2.3%	(40,145)	(26,619)	(38,589)
Second lien mortgages (including sub-prime second lien mortgages)	97,647	0.3%	788	(133,003)	1,102
ABS CDOs with sub-prime collateral	39,317	0.1%	101	(100,326)	15

Total exposure to topical assets	$2,057,694	5.2%	$(185,041)	$(385,115)	$(184,401)

          The Company’s sub-prime and Alt-A exposures remain primarily highly rated, have strong underlying loan characteristics and are supported by adequate subordination levels. The remaining net unrealized losses are primarily in higher rated securities, and the Company believes these losses are a result of technical spread widening rather than any fundamental deterioration. Based on the Company’s stress testing, even in an extreme scenario, management believes principal impairments to these remaining pools is unlikely.

          Net realized and unrealized losses on investment derivatives for 2007 resulted primarily from a mark-to-market loss of $37.0 million in the third quarter with respect to a total return swap on an SIV impacted by the challenging credit markets. During the fourth quarter, the Company terminated the swap, recognized an additional $3.9 million mark-to-market loss and took delivery of the underlying asset. The asset was subsequently written off to nil in the fourth quarter resulting in a realized loss on investments of $57.3 million.

          Much of the negative impact of credit markets during 2007 was contained in the Company’s Other Financial Lines segment which comprises the GIC and FA businesses which are largely credit spread activities and have a higher component of floating rate structured credit assets. During 2007, net realized losses and impairments within the Other Financial Lines segment totaled $370.7 million and net unrealized losses increased by $329.6 million.

          In addition to the impact on net income, the Company’s book value also declined through the increase of net unrealized losses on the portfolio as a whole as a result of the overall widening of global credit spreads on corporate and structured credit assets, partially offset by declining U.S. and U.K. government interest rates for the year.

          As at December 31, 2007, approximately 14.1% of the asset and mortgage-backed holdings were classifed as part of the Company’s exposure to topical assets. This represented approximately 5.2% of the total fixed income portfolio and 29.0% of the total net unrealized loss position. Of the topical asset securities, approximately 99% are rated as investment grade. All portfolio holdings, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary-impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to residential mortgages, the Company’s financial position could be negatively impacted.

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

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in millions)	2007	2006	2005

Insurance segment	$(158.1)	$(13.2)	$1,020.2
Reinsurance segment	(267.3)	(97.4)	93.5

Total	$(425.4)	$(110.6)	$1,113.7

          During 2007, the Company had net favorable prior year reserve development in property and casualty operations of $425.4 million compared to net favorable prior year reserve development of $110.6 million for the same period in 2006. Reinsurance net favorable development accounted for $267.3 million of the release in 2007, while net favorable development within the Insurance segment totaled $158.1 million for the same period. The corresponding prior year development on a gross basis was $259.7 million for the Reinsurance segment and $177.6 million for the Insurance segment.

          The Insurance segment net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Strengthening in other insurance lines relates to net adverse prior year development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk.

          Within the Reinsurance segment, reserve releases of $188.7 million in property and other short-tail lines of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the US and non-US casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement.

          During 2006, the Company had net favorable prior year reserve development in property and casualty operations of $110.6 million. Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006, was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $46.5 million and $29.3 million of prior year adverse development in certain professional, marine, and other lines of business, respectively. Within the Reinsurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006 was $97.4 million. This overall favorable development was made up of releases of $133.0 million in property and other shorter-tail lines of business and partially offset by prior year adverse reserve development of $7.3 million in casualty and other lines and $28.3 million within structured indemnity lines. The overall net favorable development within property and other short-tail lines of $133.0 million included $75.4 million in adverse development specifically related to the 2005 catastrophes.

          During 2005, total net adverse prior year development within the Insurance Segment was $1.02 billion of which $834.2 million resulted from the negative outcome of the Winterthur Decision. The remaining $186.0 million was comprised of net adverse development of $259.7 million in professional lines and $34.7 million within other specialty lines including runoff and discontinued business partially offset by releases of $108.4 million primarily in European casualty business. During 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million. Net adverse development of $266.9 million in casualty and professional lines was partially offset by releases in short-tail lines of business of $173.4 million.

          See Item 8, Note 10 to the Consolidated Financial Statements and see further discussion under “Critical Accounting Policies and Estimates”.

          4. Reduction in insured losses from natural catastrophes during 2007 and 2006 as compared to 2005

          Overall, 2007 and 2006 experienced a limited number of natural catastrophes as compared to 2005; however, 2007 did result in an increase in overall natural catastrophe activity and insured losses as compared to 2006. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, while other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region. In 2006, there were only five hurricanes in the Atlantic region and more importantly there was no significant insured damage for those hurricanes that did make landfall.

          During 2005, as a result of Hurricanes Katrina, Rita, and other catstrophes, the Company incurred losses, net of reinsurance recoveries, of $1.27 billion, $357.9 million, $247.1 million and $96.0 million, respectively, as at year end December 31, 2005. Net reserves established for these events developed adversely in 2006 by $119.4 million and were partially offset by additional loss sensitive premium received.

          5. The Company’s growing average investment asset base and higher net investment income

          Net investment income was $2.2 billion in 2007 as compared to $2.0 billion in 2006. This increase was primarily due to a larger average investment asset base combined with higher investment yields. The increase in the average size of the investment portfolio primarily resulted from positive cash flows from operations. Higher investment yields on the Company’s investment portfolio were due primarily to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007.

Other Key Focuses of Management

          Ratings and Capital Management

          The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating is downgraded, its ability to write business may be adversely affected. In January 2008, A.M. Best Company, Inc. (“A.M. Best”) revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A” from “A+” and affirmed them with a ‘stable’ outlook. The downgrade by A.M. Best was primarily due to their concerns regarding the Company’s historic earnings volatility. In addition, both Fitch and Moody’s downgraded the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A+” from “AA-” and to “A1” from “A3”, respectively.

          The Company has continued to work closely with the various rating agencies in late 2007 and early 2008 in order to manage and evaluate its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. The Company continues to address these needs by monitoring various risk management measures and implementing capital structuring initiatives intended to reduce volatility while, at the same time, improve the quality of the Company’s risk adjusted returns. Such risk management measures and capital structuring initiatives in 2007 and 2006 have included several key business initiatives such as reinsurance structures as well as debt and capital transactions. Details of these transactions are further described below in the Liquidity and Capital Resources section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Enterprise Risk Management

          The Company has in place an Enterprise Risk Management committee (the “ERM Committee”) to facilitate the management of firm-wide risks that the Company faces across all of its businesses. The ERM Committee is comprised of the most senior risk takers and managers of the Company. The objective of the ERM Committee is to make recommendations to the Executive Management Board on overall risk aggregates, correlated risk as well as risk allocation in order to proactively manage enterprise risks.

          Talent Management and Succession Planning

          The Company believes that effective talent management and succession planning processes are key to the long-term success of the Company. As such, the Company has implemented various development programs and succession planning efforts across the Company. The Company’s development programs include the global development program for its high potential junior employees, the performance development program for its managers and team leaders, and the leadership development program for its senior managers. Succession planning efforts include identifying and monitoring the various talent pools within the Company to match the future needs and long-term strategy of the Company. In addition and as noted above, the Board of Directors in late 2007 implemented a CEO succession plan including the authorization of a Succession Committee to lead the new CEO selection process for the Company.

          Execution of Refined Strategy

          In the second quarter of 2007, the Company announced a refined strategy that will focus on its insurance, reinsurance and life reinsurance operations. Thus, the Company no longer pursues diversification outside of its insurance and reinsurance platforms unless it meets high hurdle rates and is connected to its business. Accordingly, the following product lines or transactions previously managed by and reported via the Financial Lines Segment are now, depending on the nature of the business written, managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guarantee business. The earnings on the Company’s investment in Primus Guaranty Ltd. (“Primus”) and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. The Company has exited and placed into run-off the political risk insurance business, but remains in the political risk reinsurance business. In addition, the GIC and funding agreement businesses are now reported separately within the Other Financial Lines segment.

          In addition, in connection with its refined strategy, the Company completed the secondary public offering of 10,627,422 SCA common shares previously held by XL Insurance (Bermuda) Ltd and received proceeds, net of offering costs, of approximately $316.3 million and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to the effective date of sale, June 6, 2007, SCA was no longer a consolidated subsidiary or operating segment of the Company and its remaining investment in SCA was accounted for using the equity method of accounting.

          Evaluation of the impact of recent credit market volatility on core underwriting operations

          In addition to the evaluation of the impact of the credit and sub prime markets on the Company’s investment portfolio and financial guarantee exposures, as discussed above, management has also completed detailed assessments of the exposure to these credit related issues in the core property and casualty insurance and reinsurance business, in particular the Insurance segment professional lines portfolio exposures through D&O and E&O policies.

          The Company has a portfolio that is highly diversified by product and geographical region including growing European, Design, Select and Private Commercial portfolios. Total gross professional lines premiums written for 2007 were $1.5 billion. The average policy limit for the Company’s public D&O portfolio is approximately $12 million, with higher average limits written in Bermuda and Europe and lower average limits in the United States. The Side-A only component of the Company’s public D&O portfolio is significant, representing approximately one-third of the gross premiums written in 2007 and approximately 45% by policy limit.

          The Company has considered all filed notices through year-end 2007, as well as potential further notice activity that it believes could arise from insureds that have been linked to sub-prime related matters in establishing the unpaid loss and loss expenses as at December 31, 2007.

          In addition, clash events are considered by management in the underwriting, risk management and loss ratio selections. Specifically, with respect to financial institution exposures, the Company manages risk through limited line sizes, higher attachment points, risk-adjusted rate levels and increased use of Side-A policies. Furthermore, the 2007 professional lines reinsurance structure takes into account clash events, with $270 million of coverage available in the $35 million excess of $15 million layer. The 2008 reinsurance program has renewed in January 2008 on substantially the same basis as 2007.

          Management has also reviewed the potential sub-prime exposure in the reinsurance segment which is more limited and again, potential exposure was factored into establishing the year-end reserve position.

          Liquidity, Cash Flow and Collateral Management

          As an insurer, the Company must ensure that it has sufficient funds to settle claims promptly, especially upon the occurrence of a major catastrophic event or respond to other unscheduled signficant liquidity needs. Management is focused on making sure that liquidity requirements are supported by having lines of credit facilities available to the Company as well as by the Company’s general investment portfolio, the majority of which is invested in high grade fixed income securities. The Company has had positive cash flow from operations in the three years ended December 31, 2007 generated from its underwriting activities (premiums less claim and expense settlements) as well as the receipt of investment income on its portfolio. The Company expects cash flow from operations to be positive in 2008.

          As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. XLCA provided financial guarantee insurance policies insuring timely payment of GICs issued by XLAF. Based on the terms and conditions of the underlying GICs, upon downgrades of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company will settle, by late March 2008, the majority of the GIC portfolio. Management had prepared for this possibility and does not expect this liquidity need to have any significant negative impact on the Company’s financial position or results of operations.

          Another important matter on which management is focused (and which also affects the Company’s ability to underwrite business) is the availability of collateral. Collateral includes letters of credit, insurance trusts and other credit facilities required to provide security to cedants (which are companies who reinsure their liabilities to the Company), particularly as required by state insurance regulation in the U.S. and at Lloyd’s, and also to provide the Company with liquidity as required. These facilities are provided to the Company from commercial banks. The Company’s principal credit facilities have tenors of two, three, and five years. The Company has also utilized “off balance sheet” transactions in order to obtain more collateral capacity (these transactions are described below under “Variable Interest Entities and Other Off- Balance Sheet Arrangements”). As the Company writes more business, its collateral requirements will increase. A key challenge for management is to ensure that sufficient collateral capacity is available to support future writing of business.

          Management Changes

          In late October 2007, the Company announced that Mr. Brian M. O’Hara, President and Chief Executive Officer (“CEO”) of the Company, had informed the Company’s Board of Directors of his decision to retire as President and CEO in mid-2008. Accordingly, the Board of Directors implemented a CEO succession plan including the authorization of a Succession Committee to lead the new CEO selection process. On December 28, 2007, Mr. Michael P. Esposito Jr., then Chairman of the Board, resigned from the Company and on the same day, Mr. O’Hara was appointed as Acting Chairman of the Board.

          On February 4, 2008, the Company announced that Celia R. Brown was appointed to the Company’s Executive Management Board. Ms. Brown will remain in her current role, Head of Global Human Resources and Corporate Relations, which oversees the Company’s Human Resources, Marketing, Global Communications, Public Relations and Corporate Social Responsibility functions.

          On January 7, 2008, the Company announced that Clive R. Tobin will retire effective April 1, 2008 from the role of Chief Executive of the Company’s Insurance Operations, and will concentrate on assisting XL with strategic opportunities in emerging markets. David B. Duclos, currently Chief Operating Officer of the Company’s Insurance Operations, will succeed Mr. Tobin as Chief Executive of the Company’s Insurance Operations.

          In September 2007, Ms. Kirstin Romann Gould was appointed to the role of General Counsel of the Company which also includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary.

          In late July 2007, Mr. Brian W. Nocco joined the Company and effective August 10, 2007 began serving as the Company’s Chief Financial Officer (“CFO”). Ms. Fiona E. Luck, who served as the Company’s Interim CFO prior to that date and following the departure of the Company’s former CFO, Jerry de St. Paer, on March 5, 2007, will continue in her role as the Company’s Chief of Staff.

          Service Delivery and Operational Effectiveness

          The Company is committed to achieving competitive differentiation through the strategic alignment of initiatives that will deliver flexible and robust technology platforms to the Company and its customers. The focal point of this strategy is the development and enhancement of a reliable infrastructure. Senior management continues to devote significant attention to the development of multiple programs and initiatives across all aspects of the Company that will improve operational efficiency, standardize processes and optimize costs.

          For example, the Insurance segment has begun a multiple year operational transformation program that will result in enhanced product differentiation and business process standardization aligned with the segment’s growth strategy. In addition, the Company continues to invest in the information technology infrastructure and efficient process design within the Reinsurance segment and its operations center based in India. The Company has implemented a standardized common desktop computing environment for all its professionals globally. Finally, a financial reporting and controls program has implemented a standardized global financial platform along with consistently integrated business and financial processes. This program which has lead a transformation of the Company’s financial architecture, also lead to the implementation of a new chart of accounts and technical architecture centered around an upgraded general ledger system. As a result of this program, the Company has benefited from a stronger control environment and greater flexibility in its ability to analyze financial information.

          The success of the above mentioned initiatives requires management focus and the investment of the Company’s resources to achieve more consistent service delivery through the implementation of a reliable infrastructure.

          Foreign Exchange Exposure

          In the normal course of business, the Company is exposed to foreign exchange fluctuations on various items on its financial statements, in particular investments, future policy benefit reserves and unpaid losses and loss expenses. This exposure also exists on certain inter-company balances, which are eliminated for consolidation purposes. The Company attempts to manage this economic exposure through matching foreign currency denominated liabilities with foreign currency denominated assets. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch, that will result in foreign exchange gains or loss in the consolidated statements of income depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during 2006 and 2007. Management continues to focus on attempting to limit this type of exposure in the future.

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

          Case reserves for the Company’s property and casualty operations are established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The method of establishing case reserves for reported claims differs among the Company’s operations.

          With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2007, the Company did not have any significant back-log related to its processing of assumed reinsurance information.

          Since the Company relies on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist it in estimating its liability for unpaid losses and LAE, the Company maintains certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, the Company’s claims personnel conduct periodic audits of specific claims and the overall claims procedures of its ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

          As noted above, case reserves for the Company’s reinsurance operations are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the Company’s estimated ultimate cost of a loss. In addition to information received from ceding companies on reported claims, the Company also utilizes information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate the Company’s ultimate liability related to these hurricane loss events. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. The Company actively requests loss updates from cedants periodically for the first year following an event. The Company’s claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.

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

          With respect to the Company’s financial lines operations, financial guarantee claims incurred on policies written on an insurance basis are established consistent with the Company’s insurance operations and financial guarantee claims incurred on policies written on a reinsurance basis are established consistent with the Company’s reinsurance operations.

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

          When estimating IBNR reserves, each of the Company’s insurance and reinsurance business units segregate business into exposure classes (over 150 classes are reviewed in total). Within each class, the business is further segregated by either the year in which the contract incepted (“underwriting year”), the year in which the claim occurred (“accident year”), or the year in which the claim is reported (“report year”). The majority of the Insurance segment is reviewed on an accident year basis. Professional lines insurance business is reviewed on a report year basis due to the claims made nature of the underlying policies. The majority of the Reinsurance segment is reviewed on an underwriting year basis.

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

          Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the BF and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for many, but not all, of the Company’s (150+) classes of business for each year of loss experience. The Company’s actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the Company’s actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.

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

          The Company’s three types of property and casualty reserve exposure with the longest tails are:

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

          In the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the Company’s estimated ultimate cost of a loss.

          Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, the Company does not always receive detailed claim information for this line of business.

          Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2007, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

          Except for certain workers’ compensation liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. For further discussion see the Consolidated Financial Statements.

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

          The Company’s net unpaid losses and losses expenses (excluding financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”) relating to the Company’s operating segments at December 31, 2007 and 2006 was as follows:

(U.S. dollars in millions)	December 31, 2007	December 31, 2006

Insurance	$11,138	$10,608
Reinsurance	7,053	7,138
SCA	—	154

Net unpaid loss and loss expense reserves	$18,191	$17,900

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2007

	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty-professional lines	$1,563	$2,386	$3,949
Casualty-other lines	1,644	2,371	4,015
Property catastrophe (1)	22	28	50
Other property	446	158	604
Marine, energy, aviation, and satellite	649	558	1,207
Other specialty lines (2)	268	430	698
Other (3)	285	189	474
Structured Indemnity	54	87	141

Total	$4,931	$6,207	$11,138

Reinsurance
Casualty (4)	$1,966	$2,642	$4,608
Property catastrophe (1)	122	131	253
Other property	543	447	990
Marine, energy, aviation, and satellite	488	33	521
Other (3)	297	296	593
Structured Indemnity	—	88	88

Total	$3,416	$3,637	$7,053

TOTAL	$8,347	$9,844	$18,191

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2006 (5) (6)

	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty-professional lines	$1,379	$2,143	$3,522
Casualty-other lines	1,613	2,198	3,811
Property catastrophe (1)	57	33	90
Other property	548	238	786
Marine, energy, aviation, and satellite	609	474	1,083
Other specialty lines (2)	252	426	678
Other (3)	293	191	484
Structured Indemnity	15	139	154

Total	$4,766	$5,842	$10,608

Reinsurance
Casualty (4)	$1,847	$2,606	$4,453
Property catastrophe (1)	288	165	453
Other property	456	432	888
Marine, energy, aviation, and satellite	513	67	580
Other (3)	318	315	633
Structured Indemnity	—	131	131

Total	$3,422	$3,716	$7,138

SCA	72	82	154

TOTAL	$8,260	$9,640	$17,900

(1)	Property and catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed us they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(3)	Other includes employers’ liability, surety, political risk and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(5)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(6)

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

          IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, the Company adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.

          The following table shows the recorded estimate and the high and low ends of the range of the Company’s net unpaid losses and loss expenses (excluding financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”) for each of the lines of business noted above at December 31, 2007:

		Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2007	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2007
	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2007

(U.S. dollars in millions)		High	Low

Insurance
Casualty-professional lines	$3,949	$4,502	$3,426
Casualty-other lines	4,015	4,558	3,504
Property catastrophe (1)	50	57	44
Other property	604	687	525
Marine, energy, aviation, and satellite	1,207	1,354	1,068
Other specialty lines (2)	698	747	652
Other (3)	474	573	384

Total (5)	$10,997	$12,085	$9,953

Reinsurance
Casualty (4)	$4,608	$5,167	$4,122
Property catastrophe (1)	253	298	212
Other property	990	1,078	908
Marine, energy, aviation, and satellite	521	574	474
Other (3)	593	652	543

Total (5)	$6,965	$7,590	$6,413

Structured Indemnity (5)	$229

TOTAL	$18,191

(1)	Property and catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed it they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(3)	Other includes employers’ liability, surety, political risk and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(5)

The range for the total Insurance and Reinsurance segment reserves is narrower than the sum of the ranges for the lines of business shown in the table due to diversification benefits across the lines of business. In addition, the total for each of the Insurance and Reinsurance segments does not include reserves relating to structured indemnity business as the Company does not develop reserve ranges for this line of business.

          Actual development of recorded reserves as of December 31, 2006 during 2007 was within the estimated reserve range.

          There are factors that would cause reserves to increase or decrease within the context of the range provided. The magnitude of any change in ultimate losses would be determined by the magnitude of any changes to the Company’s assumptions or combined impact of changes in assumptions. Factors that would increase reserves include, but are not limited to, increases in claim severity, increases in expected level of reported claims, changes to the regulatory environment which expand the exposure insured by the Company, changes in the litigation environment that increase claim awards, filings or verdicts, unexpected increases in loss inflation, and/or new types of claims being pursued against the Company. Factors that would decrease reserves include, but are not limited to, decreases in claim severity, reductions in the expected level of reported claims, changes to the regulatory environment which contract the exposure insured by the Company, changes in the litigation environment that decrease claim awards, filings or verdicts, and/or unexpected decreases in loss inflation.

          During 2007, the Company undertook a review of its methodology for calculating reserve ranges around its single point reserve estimate. The Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 50 lines of business. In doing so the Company evaluated a number of alternative models, and for each line of business the Company’s actuaries selected the one deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. In addition, the Company commissioned an external review of its methodology which also included an independent assessment of potential reserve volatility. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point. The results of the external review noted above are consistent with the one year run-off reserves ranges developed by the Company.

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

          Reserve volatility was analyzed for each line of business (excluding structured indemnity) within each of the Reinsurance and Insurance segments’ using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above, are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

          During 2006, the Company reviewed the correlation assumptions between its various lines of business. There was growth in certain lines of business as well as changes in the groupings of the data used in the reserving process. These changes necessitated a review of the correlation matrix used to develop the Company’s reserve ranges. The Company took a simplified approach of assigning ratings of low, medium or high to its correlation assumptions for each line of business pairing based on the judgment of the reserving actuaries, as there was both limited historical experience within its portfolio and limited applicable industry data. However, the Company’s actual historical experience and industry data were used to judgmentally select a range of values for the low, medium and high correlations, respectively, of 15%, 30% and 50%. It should be noted that both the Company’s own experience and the industry data exhibit negative correlations in reserve developments between certain lines of business. However, as a measure of prudence in evaluating the reserve ranges, the Company has used a minimum of 15% correlation between any two lines of business. The analysis of correlations and the reflection of potential diversification benefits across lines of business represent another area of uncertainty in the development of estimated reserve ranges.

          The Company is not aware of any generally accepted model to perform the reserve range analysis described above, however, and other models may be employed to develop these ranges.

          See further discussion under “—Segments” below for prior year development of loss reserves.

Financial Guarantee Loss Reserving

          The financial guarantees that the Company reinsures or otherwise guarantees relate almost exclusively to transactions with SCA which reinsure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. Management establishes reserves for losses and loss adjustment expenses on such business based on management’s best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of:

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

          Case basis reserves on financial guarantee reinsurance assumed are generally established upon notification from SCA who is the Company’s principal ceding company. Case basis reserves are established by SCA and the Company’s proportionate share of these reserves are reported on a quarterly basis. Based on our evaluation of the loss activity reported to the Company on a quarterly basis, it may, in management’s judgment, establish case reserves greater than those reported by SCA. This information is recorded into the Company’s records upon receipt of these statements. Due to the timing of the receipts of such statements from SCA, the Company may at times need to rely on its independent assessment based on previously reported data.

          Case basis reserves on financial guarantee insurance business written by SCA and reinsured by the Company with respect to a specific policy or contract are established upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on credit events that have occurred and (ii) the amount of the ultimate loss that the Company will incur can be reasonably estimated. As specific case basis reserves are established, the Company considers whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. Management would only expect such changes to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed the Company’s case basis reserve and unallocated reserve activity to date to warrant a change in the unallocated reserves. While material case basis reserves were established in 2007, these reserves were concentrated in certain sectors of the financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter the Company’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves.

          The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on the Company’s investment portfolio during the period the case basis reserve is established. The Company believes this yield is an appropriate rate to discount the Company’s reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, the Company continues to record premium earnings on such policy over its remaining life, unless it has recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery netted against the loss reserves and are no longer earned as premium revenue.

          In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in the Company’s in-force business (consisting of both financial guarantee insurance and reinsurance business) that is expected to emerge in the future. The unallocated loss reserves are reported to the Company by SCA as the cedant and represent the Company’s estimated ultimate liability from claims expected to be incurred in the future under in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies.

          The Company updates estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed.

          Management believes that its reserves are adequate to cover the Company’s expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for loss and loss adjustment expenses, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material. Differences exist within the financial guarantee industry with regard to the methodology and measurement of such reserves. While management believes that the principles it applies are the most appropriate for its business and have applied them consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology currently used. Accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including the Company, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.

          The Company’s risk management department is responsible for monitoring the performance of the in-force portfolio through coordination with SCA’s surveillance system. They maintain a list of credits that they have determined need to be closely monitored and, for certain of those credits, the SCA surveillance team undertake remediation activities they determine to be appropriate in order to mitigate the likelihood and/or amount of any loss that the Company could incur with respect to such credits.

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

          The reserving methodology for these annuity portfolio reinsurance contracts is described in FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), as amended by FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”). These contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Liabilities for future policy benefit reserves are established in accordance with the provisions of FAS 60.

          Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2007, 2006 and 2005, there were no adjustments to the locked-in assumptions for these contracts.

          The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $5.8 billion and $5.7 billion at December 31, 2007 and 2006, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $45 million increase in the value of future claims related to annuity portfolio reinsurance.

          As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $410 million and $371 million at December 31, 2007 and 2006, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $21 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

          The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $90 million and $79 million at December 31, 2007 and 2006, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $0.6 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $0.7 million. Following a review of claim termination experience, the reserving assumptions were revised during 2007. The overall effect of the revised assumptions was a reduction in income of $10.0 million. No changes to the locked-in assumptions were made in 2006.

          The Company also provides reinsurance of term assurance and critical illness policies written in the U.K. and Ireland. The future policy benefit reserves for these contracts amounted to approximately $242 million and $135 million at December 31, 2007 and 2006, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $22m and $12m at December 31, 2007 and 2006, respectively.

          The liabilities relate to in-force blocks of business and to treaties accepting new business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.1 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $2.0 million.

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

          The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $245 million and $204 million at December 31, 2007 and 2006, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience.

          The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $9 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.4 million. Following a review of mortality and lapse experience, the locked-in assumptions were reviewed during 2007 and it was determined that the assumptions should be revised. The overall effect of the revised assumptions was a reduction in income of $25.4 million. No changes to the locked-in assumptions were made in 2006.

          During 2006, the Company also began to provide reinsurance of U.S. based term assurance derived from new business written by client companies. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. As at December 31, 2007, the benefit reserves for these contracts were immaterial.

          For further information see Item 8, Note 13 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

         3) Deposit Liabilities

          The Company’s deposit liabilities at December 31, 2007 reflect obligations assumed under funding agreements, municipal guaranteed reinvestment contracts, payment undertaking agreements and certain structured insurance and reinsurance agreements. For each of these contracts, the Company establishes a deposit liability equal to the net cash received at inception. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. The ultimate size of underlying losses, the impact of the contractual limits upon settlement of such losses, and the impact of the underlying loss settlement process on the timing of payments are considered as appropriate. Where uncertainty is present, an increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The interest expense reported due to the accretion of deposit liabilities associated with structured insurance and reinsurance contracts was $76.6 million, $37.8 million and $49.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. For some of the Company’s deposit liabilities, the accretion rate is recorded at its contractual maximum level. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $25.5 million on an annualized basis. See Item 8, Note 12 to the Consolidated Financial Statements, “Deposit Liabilities.”

         4) Derivative Instruments

          The Company conducts activities in three main types of derivative instruments: investment-related derivative instruments, embedded credit derivatives related to financial guarantee reinsurance agreements and weather and energy derivatives. The estimate of fair value for credit derivatives and weather and energy derivatives requires management’s judgment. These two activities are discussed below:

         a) Credit Derivatives

          The Company is exposed to certain credit derivatives in connection with its financial guarantee reinsurance of subsidiaries of SCA. In determining fair value, the Company relies primarily on reported mark-to-market adjustments from SCA as well as its own analysis of the related exposures. The Company reviews the SCA methodology and its application. SCA’s estimate of the fair value of its in-force CDS contracts is based on the use of valuation techniques involving management judgment in regard to a number of factors, including:

  estimates of rates of return which would be required by market participants to assume the risks in the current market environment;
  the amount of subordination in the CDS contracts before liability attaches that would be required by a market participant in order for it to assume the risks;
  the actual amount of subordination in the CDS contracts before liability attaches;
  the quality of the specific assets referenced in the CDS contracts at the measurement date;
  the market perception of risk associated with asset classes referenced in the CDS contracts;
  the remaining average life of the CDS contract;
  credit price indices, published by non-affiliated financial institutions, for the type(s) of assets;
  referenced in the CDS contracts (both in terms of type of assets and their credit rating);
  price discovery resulting from discussions and negotiations with market participants to commute or transfer the risks in any of the CDS contracts; and
  prices of guarantees issued in the retail market or commutations of contracts it has executed in proximity to the measurement date.

           SCA management considers all available relevant evidence in forming its best estimate of the fair value of the CDSs, as new information becomes available they may consider new or different factors than those listed above and change its estimates in the future.

           The weight ascribed to these factors in forming the best estimate of the fair value of SCA’s CDS contracts may vary under changing circumstances. In periods prior to the quarter ended September 30, 2007, SCA principally considered price indices published by nonaffiliated financial institutions in forming the best estimate of the fair value of the CDS contracts. The fair value of the guarantee was determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS by the present value of the remaining expected future premiums to be received under the contract.

     In forming the best estimate of the fair value of the CDS contracts subsequent to June 30, 2007, however, SCA management concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including CDOs) of high grade ABS, CLOs, RMBS, and CDOs of CDOs, causing financial institutions which publish the indices that SCA management historically relied upon to estimate the fair value of credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are not part of the risks associated with SCA’s business model or CDS contracts. As a result of that discussed above, the fair value of credit defaults swaps subsequent to June 30, 2007 were estimated by SCA management as follows:

  in instances where current market indices were reliable and available, the estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS by the present value of the remaining expected future premiums to be received under the contract, and in substantially all other instances the estimate of the fair value of CDS contracts ascribed significant weight to judgments regarding rates of return required by market participants in the current market environment and the amount of subordination required by market participants before their liability would attach under the CDS contracts. The estimated fair value was calculated by adding any additional subordination, if required based on SCA’s ratings or that of the rating agencies, to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect the best estimate of the rates of return that would be required by a counterparty to assume the risks on such contracts.

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

         5) Other Than Temporary Declines in Investments

          The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. In addition, EITF 99-20 requires that other-than-temporary impairments for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

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

          As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. Management reviews any significant sales of securities for a loss to determine if such sale impacts the assertion with respect to the intent and ability to hold to recovery. For further details on management’s assessment of other than temporary impairments, see Item 8, Note 7 to the Consolidated Financial Statements, “Investments”. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities was $2.2 billion and $2.4 billion in 2007 and 2006, respectively.

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

         6) Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had capitalized net operating tax losses of $396.9 million and $334.0 million against which a valuation allowance of $204.4 million and $198.9 million at December 31, 2007 and 2006, respectively, was established. The Company had capitalized realized and unrealized capital losses of approximately $404 million and $74 million, respectively, against which a valuation allowance of approximately $167 million at December 31, 2007 was established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

          For further information see “– Other Revenues and Expenses” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

         7) Intangible Assets

          Intangible assets are carried at or below estimated fair value. There are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, and reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and related amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable. At December 31, 2007, intangible assets were $1.8 billion of which approximately $1.4 billion and $0.4 billion related to the Company’s Reinsurance and Insurance segments, respectively. See “Other Revenue and Expenses” for further information.

         8) Variable Interest Entities

          The Company utilizes variable interest entities both directly and indirectly in the ordinary course of business. The Company must assess consolidation of variable interest entities based on whether the Company is the primary beneficiary of the entity. The company that absorbs a majority of the expected losses or residual rewards of the entity is deemed to be the primary beneficiary and is therefore required to consolidate the entity. The determination of expected losses and expected residual returns requires the Company to estimate the expected cash flows of the entities and measure the expected variability of these cash flows. The use of different assumptions to determine the expected cash flows and variability could affect the Company’s determination of the primary beneficiary. The assumptions used to determine the expected cash flows depend on the type of structure and the nature of the Company’s variable interest. The Company has made assumptions primarily regarding default rates, the timing of defaults and recovery rates to estimate these expected cash flows of the variable interest entities that it utilizes. See Item 8, Note 17 to the Consolidated Financial Statements “Variable Interest Entities”, for further information.

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

          The amount of premiums receivable related to the Company’s reinsurance operations amounted to $2.0 billion as at December 31, 2007.

          A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable at December 31, 2007 of $18.6 million.

          The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance operations for each line of business for the years ended December 31, 2007, 2006 and 2005 was as follows:

	December 31, 2007		December 31, 2006 (2) (3)		December 31, 2005 (2) (3)

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Proportional Contracts:
Property catastrophe	$—	$—	$—	$—	$—	$—
Casualty-other lines	133,444	52,062	370,780	59,274	582,451	121,758
Casualty-professional lines	47,361	23,413	58,533	46,796	72,026	50,185
Other property	739,130	201,170	774,984	205,362	766,823	183,114
Marine, energy, aviation and satellite	47,359	14,981	56,866	11,092	88,485	16,087
Other (1)	222,374	37,177	340,122	72,668	350,465	65,316
Structured Indemnity	—	—	—	—	—	—

Total Proportional contracts	$1,189,668	$328,803	$1,601,285	$395,192	$1,860,250	$436,460

	December 31, 2007		December 31, 2006 (2) (3)		December 31, 2005 (2) (3)

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Excess of loss Contracts:
Property catastrophe	$475,540	$46,621	$449,312	$39,368	$481,765	$24,989
Casualty-other lines	409,807	69,133	289,674	6,816	278,662	56,623
Casualty-professional lines	208,919	45,476	239,429	84,063	274,732	30,932
Other property	231,066	21,724	274,875	21,361	241,510	22,825
Marine, energy, aviation and satellite	103,189	11,121	120,061	13,002	152,560	12,021
Other (1)	17,044	2,956	20,216	2,530	45,809	6,403
Structured Indemnity	28,261	374	71,286	645	36,901	1,523

Total Excess of loss contracts	$1,473,826	$197,405	$1,464,853	$167,785	$1,511,939	$155,316

(1)	Other includes employers’ liability, surety, political risk and other lines;

(2)

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

Segments

          To better align the Company’s operating and reporting structure with its current strategy and subsequent to the secondary offering of SCA’s common shares on June 6, 2007, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment, are now managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guarantee business. Subsequent to June 6, 2007, SCA is no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA is accounted for using the equity method of accounting. However, historical consolidated results of the Company include the separately reported net income of SCA through to June 6, 2007. The earnings on the Company’s investment in Primus and other financial operating affiliates as well as the results of certain structured finance products are reported as part of the Corporate segment that includes the general investment and financing operations of the Company. In addition, the guaranteed investment contract and funding agreement businesses are now reported separately within the Other Financial Lines segment.

          Given the changes in the Company’s operating and reporting structure as described above, the Company is now organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines — in addition to a corporate segment that includes the general investment and financing operations of the Company.

          The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from each of the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Income Statement Analysis

         Insurance

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2007	% Change 07 vs 06	2006 (1)	% Change 06 vs 05	2005 (1)

Gross premiums written	$5,434,266	(3.4)%	$5,627,293	(3.8)%	$5,848,121
Net premiums written	4,186,855	0.1%	4,185,372	(2.9)%	4,310,232
Net premiums earned	4,116,588	(1.0)%	4,159,323	(0.2)%	4,165,708
Fee income and other	11,812	(51.6)%	24,425	60.6%	15,205
Net losses and loss expenses	2,594,812	(4.8)%	2,726,847	(41.0)%	4,624,664
Acquisition costs	484,014	(2.7)%	497,367	(3.7)%	516,622
Operating expenses	683,108	6.7%	640,470	23.1%	520,452

Underwriting profit (loss)	$366,466	14.9%	$319,064	NM *	$(1,480,825)

Exchange losses (gains)	$29,567	(78.9)%	$140,248	NM *	$(25,407)
Net results – structured products	$(2,480)	NM *	$6,895	(60.8)%	$17,568

(1)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

*	NM — Not Meaningful

          Gross premiums written decreased by 3.4% during the year ended December 31, 2007 compared with the year ended 2006, while net premiums written increased slightly during the same period. Decreases in gross premiums written were due primarily to a combination of a decrease in rates, reduced shares and selective non-renewals in certain property and marine lines of business, as well as the runoff of certain property catastrophe exposures. Partially offsetting these decreases was growth in the excess and surplus book of business in the U.S., increases in the number of long-term agreements, strong new business and higher renewal retentions within certain casualty lines of business, and favorable foreign exchange rate movements. Net premiums written increased slightly as the reduction in ceded premiums written was mostly offset by the reduction in gross premiums written noted above. Ceded premiums written decreased as a result of favorable outward reinsurance pricing conditions, increased retention related to certain captive programs and marine and energy treaties, as well as refunds associated with property catastrophe programs. Partially offsetting the decrease in ceded premiums was the impact of return premium associated with the commutation of ceded reinsurance policies in professional lines of business in 2006.

          Gross and net premiums written decreased by 3.8% and 2.9%, respectively, in the year ended December 31, 2006 compared with the year ended December 31, 2005. The decrease in gross premiums written was primarily due to continued competitive pressures across most non-catastrophe exposed lines, corporate risk management initiatives to reduce catastrophe exposures, fewer multi-year contracts, and the impact of foreign exchange movements on premium. Decreases in casualty premiums and the discontinuation of the segment’s surety business were partially offset by volume increases in certain specialty lines of business such as environmental and aerospace. The decrease in net premiums written was primarily a result of the factors impacting gross premiums written, partially offset by return premium associated with the commutation of ceded reinsurance policies in professional lines of business, the cancellation of certain property catastrophe reinsurance programs and the absence of catastrophe related ceded reinstatement premiums.

          Net premiums earned decreased by 1.0% in the year ended December 31, 2007 compared with the year ended 2006 and reflected the earn-out of overall lower net premiums written in both 2006 and 2007.

          Net premiums earned decreased marginally by 0.2% in the year ended December 31, 2006 compared with the year ended December 31, 2005. The decrease over the prior year was primarily attributable to the reasons noted above affecting net premiums written and partially offset by 2005 hurricane ceded reinstatement premiums recognized and earned in 2005.

          Fee income and other decreased in 2007 as compared to 2006 and increased in 2006 as compared to 2005 primarily due to a favorable legal settlement recorded in 2006 in relation to a U.K. contract as well as certain foreign exchange adjustments recorded in 2006.

          The following table presents the ratios for the Insurance segment for each of the last three years ended December 31:

	2007	2006	2005

Loss and loss expense ratio	63.0%	65.6%	111.0%
Underwriting expense ratio	28.4%	27.4%	24.9%

Combined ratio	91.4%	93.0%	135.9%

          The loss and loss expense ratio noted above includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year.

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2007	2006	2005

Property	$(95.0)	$(94.4)	$(45.4)
Casualty and Professional	(139.1)	5.4	1,030.9
Specialty and Other	76.0	75.8	34.7

Total	$(158.1)	$(13.2)	$1,020.2

Loss and loss expense ratio excluding prior year development	66.9%	65.9%	86.5%

          In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2007	2006	2005

Gross:
Unpaid losses and loss expense reserves at the beginning of the year	$14,528	$14,756	$12,477
Net (favorable) adverse development of those reserves during the year	(178)	(371)	286

Unpaid losses and loss expense reserves re-estimated one year later	$14,350	$14,385	$12,763

(U.S. dollars in millions)	2007	2006	2005

Net:
Unpaid losses and loss expense reserves at the beginning of the year	$10,608	$9,950	$7,047
Net (favorable) adverse development of those reserves during the year	(158)	(13)	1,020

Unpaid losses and loss expense reserves re-estimated one year later	$10,450	$9,937	$8,067

          The loss ratio for the Insurance segment for the year ended December 31, 2007 decreased compared with the year ended December 31, 2006, primarily due to net favorable prior year development in 2007 being greater than the net favorable prior year development in 2006. The Insurance segment net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse prior year development of the Bermuda E&O portfolio and releases from the Hartford and European professional lines portfolios. Strengthening in other insurance lines relates to adverse development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk. Gross prior year development was also favorable at $177.6 million. Excluding prior year development in both years, the loss ratio increased by 1.0 points partly due to an increase in attritional and catastrophe-related property experience and partly due to softening market conditions primarily in certain specialty lines.

          Within the Insurance segment, the loss and loss expense ratio for the year ended December 31, 2006 decreased compared with the year ended December 31, 2005, primarily as a result of the absence of large natural catastrophe events and the unfavorable result of Winterthur Decision during 2005. Excluding the impact of these events, the loss ratio in 2005 was 66.8%. The relative decrease in 2006 relates to net favorable prior year reserve releases. Net favorable prior year reserve development for the year ended 2006 was $13.2 million. This overall favorable development included reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $46.5 million and $29.3 million of prior year adverse development in certain professional, marine and other lines of business, respectively. The gross prior year favorable development for the Insurance segment was $371.4 million. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty have developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

          During 2005, total net adverse prior year development within the Insurance Segment was $1.02 billion of which $834.2 million resulted from the negative outcome of the Winterthur Decision. The remaining $186.0 million was comprised of net adverse prior year development of $259.7 million in professional lines and $34.7 million within other specialty lines including runoff and discontinued business partially offset by releases of $108.4 million primarily in European casualty business.

          There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

          The increase in the underwriting expense ratio in the year ended December 31, 2007, compared to the same period in 2006 was due to an increase in the operating expense ratio of 1.2 points (16.6% as compared to 15.4%), partially offset by a decrease in the acquisition expense ratio of 0.2 points (11.8% as compared to 12.0%). The increase in the operating expense ratio was due primarily to higher compensation costs associated with higher head count and corporate allocations, and was partially offset by adjustments booked in 2007 relating to previously accrued regulatory costs. The decrease in the acquisition expense ratio resulted primarily from an increase in outward reinsurance profit commissions as well as favorable prior year premium adjustments. Offsetting these decreases was the impact of a reduction in certain ceded brokerage costs in 2006.

          The underwriting expense ratio in the year ended December 31, 2006 increased compared to the same period in 2005, as a result of an increase in the operating expense ratio of 2.9 points (15.4 % as compared to 12.5%) partially offset by a lower acquisition expense ratio. The increase in the operating expense ratio was due primarily to increased performance-based compensation costs. The lower acquisition expense ratio related primarily to a reduction in certain ceded brokerage costs in 2006 combined with the impact on the expense ratio of reinstatement premiums earned in 2005.

          Foreign exchange losses in the years ended December 31, 2007 and 2006, and foreign exchange gains in the year ended December 31, 2005, were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the year ended December 31, 2007, decreased compared to the same period in 2006 due to an unfavorable accretion adjustment recorded in 2007 based on changes in expected cash flows and the accelerated earnings recorded in 2006 resulting from a commutation. Offsetting these decreases was higher net investment income as a result of higher yields and overall larger investment asset balances. Results for these contracts for the year ended December 31, 2006, decreased as compared to the year ended December 31, 2005, due to a favorable accretion adjustment recorded in 2005 based on changes in expected cash flows, partially offset by higher yields in 2006 and from the accelerated earnings in 2006 resulting from a commutation.

          Reinsurance

          The following table summarizes the underwriting profit (loss) for this segment:

(U.S. dollars in thousands)	2007	% Change 07 vs 06	2006 (1) (2)	% Change 06 vs 05	2005 (1) (2)

Gross premiums written	$2,663,494	(13.1)%	$3,066,138	(9.1)%	$3,372,189
Net premiums written	2,110,865	(11.5)%	2,384,340	(12.8)%	2,733,165
Net premiums earned	2,302,039	(10.5)%	2,570,959	(6.0)%	2,734,161
Fee income and other	1,698	(63.1)%	4,597	54.3%	2,979
Net losses and loss expenses	1,244,764	(14.7)%	1,459,309	(47.6)%	2,782,565
Acquisition costs	482,024	(5.7)%	511,133	(12.1)%	581,239
Operating expenses	205,966	8.1%	190,545	26.8%	150,279

Underwriting profit (loss)	$370,983	(10.5)%	$414,569	NM *	$(776,943)

Exchange (gains) losses	(48,219)	12.4%	(42,894)	NM *	33,183
Net results – structured products	25,520	(29.5)%	36,218	187.4%	12,604

*	NM – Not meaningful

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

(2)

Certain lines of business previously reported under the Financial Lines segment have been reclassified and reported under the Insurance and Reinsurance segments based on the nature of the business written.

          Gross and net premiums written decreased by 13.1% and 11.5%, respectively, during the year ended December 31, 2007 as compared with the year ended December 31, 2006. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting levels as well as certain favorable reinstatement premium and U.S. property program adjustments recorded in 2006. For the year ended December 31, 2007, premium rate decreases were most significant in certain casualty and non-U.S. property lines of business. Net premiums written reflect the above changes in gross premiums written, combined with a reduction in ceded premiums in 2007 as compared to 2006 as a result of higher retentions and a lower cost of external retrocession.

          Gross and net premiums written decreased 9.1% and 12.8%, respectively, in the year ended December 31, 2006 as compared to year ended December 31, 2005. The decrease in gross and net premiums written was primarily attributable to rate and volume reductions within the casualty line of business, and catastrophe gross and net reinstatement premiums of $138.7 million and $34.7 million, respectively, recorded in 2005. These decreases were partially offset by a change in accrual methodology and both written and ceded premiums adjustments for certain U.S. property programs in 2006. On a net premiums written basis, the decrease was also attributable to the catastrophe quota share reinsurance treaty with Cyrus Re. In addition, as part of the Company’s aggregate risk reduction initiatives, there was a net reduction in catastrophe exposure and a restructuring of the Company’s marine and energy exposures.

          Net premiums earned in the year ended December 31, 2007 decreased 10.5% as compared to the same period in 2006. Net premiums earned in the year ended December 31, 2006 decreased 6.0% as compared to the year ended December 31, 2005. The decrease in both 2007 and 2006 was a reflection of the overall reduction of net premiums written over the last three years.

          The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2007	2006	2005

Loss and loss expense ratio	54.1%	56.8%	101.8%
Underwriting expense ratio	29.8%	27.3%	26.8%

Combined ratio	83.9%	84.1%	128.6%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year.

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2007	2006	2005

Property and other short-tail lines	$(188.7)	$(133.0)	$(161.4)
Casualty and other	(87.4)	7.3	254.9
Structured Indemnity	8.8	28.3	—

Total	$(267.3)	$(97.4)	$93.5

Loss and loss expense ratio excluding prior year development	65.7%	60.6%	98.4%

          In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2007	2006	2005

Gross:
Unpaid losses and loss expense reserves at the beginning of the year	$8,193	$8,704	$7,008
Net (favorable) adverse development of those reserves during the year	(260)	(18)	85

Unpaid losses and loss expense reserves re-estimated one year later	$7,933	$8,686	$7,093

(U.S. dollars in millions)	2007	2006	2005

Net:
Unpaid losses and loss expense reserves at the beginning of the year	$7,138	$7,112	$5,495
Net (favorable) adverse development of those reserves during the year	(267)	(98)	94

Unpaid losses and loss expense reserves re-estimated one year later	$6,871	$7,014	$5,589

          The decrease in the loss and loss expense ratio for the Reinsurance segment in the year ended December 31, 2007, compared to the same period in 2006, is due primarily to net favorable prior year loss development. Within the Reinsurance segment, reserve releases of $188.7 million primarily in property and other short-tail lines of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the US and non-US casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement. Excluding prior year development, the loss ratio for the year ended December 31, 2007 increased by 5.1 loss percentage points as compared to the same period in 2006 as a result of higher attritional losses within the property risk book of business as well as losses recorded relating to certain catastrophe losses including European windstorms Kyrill and Per/Hanno, California wildfires and the Peru earthquake. Favorable gross prior year development of $259.7 million was in line with the net development.

          Within the Reinsurance segment, the decrease in the loss and loss expense ratio in the year ended December 31, 2006, compared to the same period in 2005, primarily reflected the lack of large natural catastrophe events such as those that occurred during 2005. In the year ended 2006, net favorable prior year development of $97.4 million resulted primarily from net favorable development in property and other short-tail lines of $133.0 million including adverse development on the loss estimates for the 2005 catastrophes of $74.6 million. In addition, casualty lines reflected reserve releases of $10.9 million while structured indemnity and other lines of business resulted in net adverse reserve development of $28.3 million and $18.2 million, respectively. The gross prior year favorable development for the Reinsurance segment was $17.7 million. This gross favorable development was less than the corresponding net development as net adverse development on the 2005 catastrophes was less significant than the gross adverse development due to reinsurance recoveries.

          The increase in the loss and loss expense ratio in the year ended December 31, 2005 primarily reflected the effects of Hurricanes Katrina, Rita and Wilma combined with the Other Cats from which the Reinsurance segment incurred a combined $977.9 million of net losses. In addition, during 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million and included net adverse development of $266.9 million in casualty and professional lines was partially offset by releases in short-tail lines of business of $173.4 million.

          The increase in the underwriting expense ratio in the year ended December 31, 2007, as compared with the year ended December 31, 2006, was due to an increase in both operating expense and acquisition expense ratios to 8.9% and 20.9%, respectively, as compared with 7.4% and 19.9%, respectively, in the year ended December 31, 2006. The increase in acquisition expenses was primarily due to a change in the mix of business as well as an adjustment related to the earning of acquisition expenses within the U.S. individual risk portfolio recorded in the first quarter of 2007. The operating expense ratio increase was due primarily to higher compensation expenses and corporate allocations, combined with a lower level of net premiums earned.

          The increase in the underwriting expense ratio in year ended December 31, 2006, compared to the same period in 2005, was due to an increase in the operating expense ratio to 7.4%, as compared to 5.5% in the year ended December 31, 2006. The operating expense ratio increase was primarily due to an increase in performance-based compensation expenses and costs related to various strategic initiatives within the Reinsurance segment including the establishment of an integrated reinsurance platform in Europe. The increase in operating expenses was offset by a decrease in the acquisition expense ratio from 21.3% during the year ended December 31, 2005 to 19.9% in the same period in 2006. The decrease in the net acquisition expense ratio was due primarily to commissions received from Cyrus Re related to the property catastrophe retrocession.

          Foreign exchange gains in the years ended December 31, 2007 and 2006 and foreign exchange losses in the year ended December 31, 2005 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the year ended December 31, 2007 decreased compared to the same period in 2006 mainly as a result of a higher accretion rate recorded in 2007 on deposit liabilities relating to certain workers’ compensation coverage and partially offset by higher net investment income in 2007 as a result of an increase in the average size of investment asset balances as a result of new transactions. Net results from structured reinsurance products for the year ended December 31, 2006 increased compared to the same period in 2005 primarily as a results of higher net investment income from new transactions and a reduction in interest expense accretion in 2006 relating to certain deposit liabilities resulting from a change in the timing of estimated cash flows.

         Life Operations

          The following table summarizes the contribution from this segment:

(U.S. dollars in thousands)	2007	% Change 07 vs 06		2006 (1)	% Change 06 vs 05	2005 (1)

Gross premiums written	$743,220	8.2%		$686,906	(70.8)%	$2,350,319
Net premiums written	698,693	8.1%		646,608	(72.0)%	2,311,275
Net premiums earned	701,047	8.4%		646,450	(72.0)%	2,306,276
Fee income and other	698	113.5%		327	2.2%	320
Claims and policy benefits	888,658	10.1%		807,255	(67.8)%	2,510,029
Acquisition costs	90,923	21.8%		74,675	(7.4)%	80,636
Operating expenses	34,838	(2.5)%		35,720	52.1%	23,480
Exchange (gains) losses	(1,121)	NM	*	(8,158)	NM *	1,421
Net investment income	390,227	10.9%		351,935	17.9%	298,408

Contribution from Life operations	$78,674	(11.8	) %	$89,220	NM *	$(10,562)

(1)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in the Reinsurance segment has been reclassified to the Life Operations segment to conform to current segment management responsibilities.

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the last three years ended December 31:

(U.S. dollars in thousands)	2007			2006			2005

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$435,415	$427,337	$429,690	$336,528	$332,555	$332,397	$261,740	$258,411	$253,412
Annuity	307,805	271,356	271,357	350,378	314,053	314,053	2,088,579	2,052,864	2,052,864

Total	$743,220	$698,693	$701,047	$686,906	$646,608	$646,450	$2,350,319	$2,311,275	$2,306,276

          With respect to the Life Operations segment, gross and net premiums written, net premiums earned and claims and policy benefits in each of the three years ended December 31, 2007, 2006 and 2005 included the assumption of the following long duration single premium annuity portfolios:

          1. Second quarter of 2007 – one Irish immediate annuity portfolio bound, for which net premium earned totaled $94.6 million.

          2. Second and fourth quarters of 2006 - two Irish immediate annuity portfolios bound, for which net premium earned totaled $152.5 million.

          3. Second and fourth quarters of 2005 – A large U.K. immediate annuity portfolio contract bound representing $1.8 billion in net premiums earned and two Irish immediate annuity portfolios which totaled $96.2 million.

          The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company expects to write more of these contracts, the frequency of these transactions will likely continue to be irregular and their sizes will differ from transaction to transaction.

          Gross premiums written relating to other life business increased by $98.9 million or 29.4% in the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of growth in the underlying book of term assurance and critical illness business of $79.6 million, combined with favorable foreign exchange movements of $19.3 million. Gross premiums written relating to annuity business decreased by $42.6 million or 12.2% in the year ended December 31, 2007 as compared to the year ended 2006 mainly due to a lower level of single premium annuity portfolio business of $57.8 million, offset by favorable foreign exchange rate movements of $15.2 million. Ceded premium ratios remained roughly consistent with the prior year. Gross premiums written relating to other life business increased by $74.8 million or 28.6% in the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to growth in the underlying book of term assurance and critical illness business of $57.6 million, growth in the underlying book of short-term accident and health business of $11.2 million, and favorable foreign exchange movements of $6.0 million. Gross premiums written relating to annuity business decreased by $1,738.2 million or 83.2% in the year ended December 31, 2006 as compared to the year ended 2005 mainly as a result of the large U.K. immediate annuity portfolio contract bound in 2005 representing $1,797.3 million of gross premiums written, offset by an increase in Irish immediate annuity portfolio business of $56.3 million and favorable foreign exchange rate movements of $2.8 million. Ceded premium ratios remained roughly consistent with the prior year.

          Net premiums earned in the year ended December 31, 2007 increased 8.4% as compared to the same period in 2006. This increase was consistent with the increase in gross and net premiums written as described above. Net premiums earned in the year ended December 31, 2006 decreased by 72.0% compared to the same period in 2005, mainly as a result of the assumption of the large U.K immediate annuity portfolio contract noted above.

          Changes in claims and policy benefit reserves were generally consistent with movements in gross and net premiums written but also included the movement in policy benefit reserves related to other contracts (such as tranches of immediate annuity portfolios) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves increased by $81.4 million or 10.1% in the year ended December 31, 2007 as compared to the same period in 2006 mainly as a result of growth in the underlying block of term assurance and critical illness business increasing losses by $65.2 million, unfavorable foreign exchange rate movements of $52.8 million, a loss recognition adjustment of $25.4 million relating to certain novated blocks of U.S.-based term life mortality reinsurance business, offset by lower losses relating to single premium immediate annuity business of $62.0 million from fewer single premium portfolio contracts bound during the year.

          In accordance with U.S. GAAP treatment for life business, a loss recognition test process was carried out in 2007 on a block of U.S.-based term life mortality business, to determine if expected future premiums would be sufficient to pay for expected future losses. This process led to management’s decision to unlock the then current policy benefit reserve basis and record a loss of $25.4 million on this block of business. In 2005, $37.4 million in losses were recorded relating to the same block of business as a result of a similar loss recognition test that was carried out during that year.

          Claims and policy benefit reserves decreased significantly in 2006 as compared to 2005 mainly due to the large U.K. immediate annuity contract bound in 2005 as well as losses recorded relating to the novated blocks of U.S.-based term life mortality business noted above.

          Acquisition costs increased by 21.8% in 2007 as compared to 2006 mainly as a result of the growth in the book of regular term assurance and critical illness treaties consistent with the earned premium variance, as well as the impact of a favorable profit commission adjustment recorded in 2006 relating to a term life treaty. Operating expenses decreased by 2.5% in 2007 as compared to 2006 primarily as a result of a decrease in both professional fees and corporate allocations, offset by unfavorable foreign exchange rate movements and higher compensation costs.

          Acquisition costs decreased by 7.4% in 2006 as compared to 2005, primarily as a result of a $25.9 million write-off of certain deferred costs related to the novated blocks of U.S. mortality business noted above in 2005 and partially offset by a higher volume of regular term assurance and critical illness business in 2006. Operating expenses increased in 2006 as compared to 2005 due to the build out of existing operations and start-up costs of new life operations, including the U.S. life reinsurance platform and the U.K. life fund integration team, as well as an increase in professional fees and corporate allocations related to these initiatives.

          Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $38.3 million or 10.9% in 2007 as compared to 2006, primarily as a result of favorable foreign exchange rate movements of $23.9 million and increases in the average size of investment asset balances. Net investment income increased by $53.5 million or 17.9% in 2006 as compared to 2005, primarily as a result of an increase in the average size of investment asset balances, improved yields and favorable foreign exchange rate movements.

         Other Financial Lines

          The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. For the year ended December 31, 2007, the net results from these structured products were $48.1 million and included net investment income, interest expense and operating expenses of $389.0 million, $326.4 million, and $14.5 million, respectively. For the year ended December 31, 2006, the net results from these structured products were $34.7 million and included net investment income, interest expense and operating expenses of $341.9 million, $296.9 million, and $10.4 million, respectively, while in 2005, the net results from these structured products were $33.7 million and included net investment income, interest expense and operating expenses of $213.3 million, $166.4 million, and $13.2 million, respectively. For 2007, net investment income increased primarily as a result of an increase in yields on invested assets. Interest expense increased due to an increase in the average deposit liability balance combined with an increase in crediting rates consistent with the yield changes noted above. Operating expenses increased by $4.1 million during 2007 as compared to 2006 primarily due to reclassification of certain contract expenses and partially offset by reduced corporate allocations. Consistent with 2007, net investment income increased in 2006 as compared to 2005 as a result of an increase in the average asset balances while interest expense increased during the same period as a result of an increase in the average deposit liability balances.

          While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $370.7 million of the reported realized losses on investments for 2007 related to portfolios associated with funding agreements and guaranteed investment contracts.

          As noted above, as a result of the downgrades of XLCA, the Company will settle, by late March 2008, the majority of the GIC portfolio.

         SCA

          Prior to the secondary offering of SCA common shares on June 6, 2007, net income from SCA was consolidated with the Company’s results and SCA was considered an operating segment of the Company. Subsequent to June 6, 2007, SCA was no longer a consolidated subsidiary or an operating segment of the Company and its remaining investment in SCA has been accounted for using the equity method of accounting, recorded on a one quarter lag through equity earnings (loss) from financial operating affiliates. For the period from June 6 to December 31, 2007, the recent credit market volatility and concern over residential mortgage markets have impacted SCA’s results significantly. For further information on SCA, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Notes 3 and 8 to the Consolidated Financial Statements, “Security Capital Assurance” and “Investments in Affiliates”, for further information.

          For the period from January 1 to June 6, 2007, continued growth in net premiums earned from SCA’s financial guarantee business was offset by the absence of significant accelerated refunding premiums in 2007 that were reported in 2006. Net losses and loss expenses decreased mainly due to no significant new case basis provisions in the first five months of 2007 combined with a case reserve release recorded in the first quarter of 2007. Overall net income from SCA, however, decreased as net realized and unrealized losses related to outstanding credit derivatives increased significantly as market spreads widened during the first five months of 2007 which was partially offset by a decrease in realized investment losses associated with an impairment charge recorded in the first nine months of 2006. In addition, operating expenses increased due to higher compensation expenses and the corporate costs associated with being a public company on a stand alone basis.

          For the year ended 2006 as compared to the year ended 2005, net income from SCA increased by 28.6% to $104.6 million from $81.3 million, respectively, primarily as a result of an increase in net premiums earned, lower net losses and loss expenses and higher net investment income. Net premiums earned increased in 2006, as compared to 2005, as a result of growth of the in-force business (in particular, installment premium business written in prior periods) and earned premiums from the early retirement or refunding of insured securities. In addition, net losses and loss expenses for the year ended December 31, 2006, decreased compared to the same period in 2005 as a result of lower case basis reserves recorded in 2006 as compared to 2005, while net investment income increased in the same period due to increases in the investment asset balances in 2006.

          Investment Activities

          The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments, and net realized and unrealized (losses) gains on investment derivative instruments for each of the three years ended December 31:

(U.S. dollars in thousands)	2007	% Change 07 vs 06		2006	% Change 06 vs 05		2005

Net investment income – property and casualty operations (1)	$1,289,554	18.2%		$1,090,785	34.6%		$810,482
Net income from investment fund affiliates (2)	326,007	21.2%		269,036	73.7%		154,844
Net realized (losses) gains on investments	(603,268)	NM	*	(116,458)	NM	*	241,882
Net realized and unrealized (losses) gains on investment and other derivative instruments (3)	(55,451)	NM	*	101,183	NM	*	28,858

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(3)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 15 to the Consolidated Financial Statements, “Derivative Instruments.”

*	NM – Not meaningful

          Net investment income related to property and casualty operations increased in 2007 as compared to 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The market yield to maturity on the fixed income portfolio was 5.8% at December 31, 2007, as compared to 5.2% at December 31, 2006. The increase was primarily due to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007.

          Net investment income related to property and casualty operations increased in 2006 as compared to 2005 due primarily to increases in the yield of the portfolio and a higher investment base. The market yield to maturity on the fixed income portfolio was 5.2% at December 31, 2006, as compared to 4.7% at December 31, 2005, due primarily to higher interest rates in the U.S., U.K., and Euro-zone. The growth in the investment base reflected the Company’s issuance of ordinary shares and equity units in the fourth quarter of 2005 and the Company’s positive cash flow from operations.

          At December 31, 2007 and 2006, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $43.7 billion and $44.7 billion, respectively. This decrease of $0.9 billion was primarily due to the mark-to-market effect as a result of the challenging credit markets as well as impact of the Company’s financing activities, and was partially offset by positive cash flow from operations of $2.2 billion. The annualized effective yield of the total investment portfolio (excluding non-recurring items) was 5.6% for 2007 as compared to 5.1% for 2006, a 0.5% increase. The increase in the effective yield of the total investment portfolio was primarily due to investment duration being lengthened in early 2007 prior to declining interest rates in the U.S. and the U.K.

          The Company expects stable net investment income from its property and casualty operations in 2008, The average asset base and yields are both expected to be stable relative to current levels. For a further discussion see “Liquidity and Capital Resources.”

          Net income from investment fund affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are equity accounted. Net income from investment fund affiliates increased in 2007 as compared to 2006 due primarily to exceptional results in the alternative portfolio and as a result of a higher investment asset base. Net income from investment fund affiliates increased in 2006 as compared to 2005 primarily due to a strong result in private investment portfolios due to a series of positive liquidity events and fair value adjustments, as well as good returns on the alternative portfolios.

          In addition, derivative losses for the year ended December 31, 2007 include a mark-to-market loss of $37.0 million in the third quarter with respect to a total return swap on the capital notes of a SIV impacted by the challenging credit markets. During the fourth quarter, the Company terminated the swap, recognized an additional $3.9 million mark-to-market loss and took delivery of the underlying asset. The asset was subsequently written off to nil resulting in a realized loss on investments of $57.3 million.

          Investment Performance

          The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the years ended December 31, 2007 and 2006 of the asset/liability portfolio and risk asset portfolios:

	2007(1)	2006(1)

Asset/Liability Portfolio
USD fixed income portfolio	1.6%	4.6%
Non-USD fixed income portfolio	1.0%	2.9%

Risk Asset Portfolio
Alternative portfolio (2)	17.0%	11.5%
Equity portfolio	10.1%	20.0%
High-Yield fixed income portfolio	0.9%	8.0%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the twelve months ended November 30, 2007 and 2006, respectively.

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

          In 2007, net realized losses on investments were $603.3 million which included $1,012.8 million of gross realized losses on fixed income and $46.9 million of gross realized losses on equity securities. Gross realized losses in 2007 included $611.0 million of provisions for declines in fair value considered to be other than temporary. Included in the balances noted below are realized losses and impairment in the sub-prime and related mortgage exposed portfolios totaling $385.1 million. As a percentage of the total fixed income portfolio, the write-down for other than temporary declines was 1.5% in 2007 as compared to 0.3% in 2006 and 0.1% in 2005. Further details are included in “Results of Operations”.

          In the U.S., the general level of corporate defaults was lower than in recent years. For example, Moody’s Investors Service, Inc. (“Moody’s”) reported that 12 issuers defaulted in 2007 compared with 23 issuers in 2006 and 30 issuers in 2005. The Company’s exposure to these corporate defaults was limited in both 2007 and 2006, resulting in a low level in the write-down for other than temporary declines related to corporate credit events.

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

          With respect to those securities that were sold at a loss during the year ended December 31, 2007, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position (U.S. dollars in thousands)	Fixed Income Securities	Equity Securities

Less than 6 months	$111,174	$32,023
At least 6 months but less than 12 months	202,682	8,294
At least 12 months but less than 2 years	42,234	3,887
At least 2 years	48,393	126

Total gross realized loss from sales	404,483	44,330
Impairment charges for declines in value considered to be other than temporary	608,322	2,600

Total gross realized loss	$1,012,805	$46,930

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

          During the year ended December 31, 2007, the Company realized losses of $90.6 million and $4.0 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2006, the Company realized losses of $7.6 million and $1.2 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (these decisions were independent of the Company’s previously stated intent and ability to hold such securities).

          Net realized and unrealized losses on investment derivatives for 2007 resulted primarily from losses associated with the capital notes of a SIV as noted above. For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2007	% Change 2007 vs 2006	2006	% Change 2006 vs 2005	2005

Net (loss) income from operating affiliates (1)	$(1,059,848)	NM *	$111,670	65.6%	$67,426
Amortization of intangible assets	1,680	(28.7)%	2,355	(78.1)%	10,752
Corporate operating expenses	139,469	(30.2)%	199,723	7.4%	185,936
Interest expense (2)	210,499	1.7%	207,066	10.5%	187,457
Income tax expense	233,922	6.5%	219,645	NM *	49,284
Minority interest	23,928	(4.3)%	25,016	204.7%	8,210

(1)	The Company records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for each of the three years ended December 31:

(U.S. dollars in thousands)	2007	% Change 2007 vs 2006		2006	% Change 2006 vs 2005	2005

Net (loss) income from financial operating affiliates	$(1,190,161)	NM	*	$23,461	NM *	$5,055
Net income from investment manager affiliates	94,630	21.8%		77,690	47.8%	52,548
Net income from other strategic operating affiliates	35,683	239.2%		10,519	7.1%	9,823

Total	$(1,059,848)	NM	*	$111,670	65.6%	$67,426

          Net losses from financial operating affiliates in 2007 include the results and related write-downs associated with SCA and Primus as well as the impact of losses recorded on reinsurance transactions with SCA of approximately $351.0 million. Further details are included in “Results of Operations”. In addition, see Notes 3 and 8 to the Consolidated Financial Statements, “Security Capital Assurance” and “Investments in Affiliates”, for further information.

          Investment manager affiliate income increased in 2007 as compared to 2006 mainly due to strong results generated from certain global equity and mortgage specialist investment manager affiliates, partially offset by the write-off of the Company’s investment in a manager that managed a series of structured investment vehicles and conduits.

          Net income from other strategic operating affiliates increased in 2007 as compared to 2006, primarily as a result of strong results from an insurance affiliate which writes largely U.S. homeowners insurance and the Company’s Brazilian joint venture ITAU´ XL.

          In 2006, the increase in net income from operating affiliates relative to 2005 was primarily due to the gain on sale of the FrontPoint Partners LLC, an investment mangement affiliate, of $41.7 million. The results also include continued strong performance by the Company’s investment management affiliates driven by strong growth in assets managed by these minority-owned managers.

          Amortization of intangible assets decreased in 2007 as a result of certain intangible assets that were fully amortized during 2006.

          Corporate operating expenses decreased by 30.2% in 2007 as compared to 2006 primarily as a result of certain compensation costs being allocated to the operating segments in 2007. Corporate operating expenses increased by 7.4% in 2006 as compared to 2005 primarily as a result of increased performance-based compensation costs and increased legal costs.

          Interest expense from property and casualty operations includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion. Interest expense was higher in 2007 as compared to 2006 primarily due to the issuance of the 2027 Senior Notes in early May 2007 as well as the costs associated with the retirement of the 2009 Senior Notes. The increase in interest expense in 2006 as compared to 2005 primarily reflected the increase in average outstanding debt. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          Income tax expense for the year ended December 31, 2007 increased as compared to the same period in 2006, and increased from 2006 as compared to 2005, principally from an improvement in the profitability of the Company’s U.S. and European property and casualty operations in those respective years. The Company’s effective tax rate for the year ended December 31, 2007 increased from that in 2006 due primarily to non-deductible asset impairment charges recorded in Bermuda, the U.S. and the U.K. The Company’s effective tax rate for the year ended December 31, 2006 decreased slightly from that in 2005 due to $30.0 million of tax benefits associated with corrections in the year to reserves ceded to its Bermuda reinsurance entities. In addition, the Company recorded a tax charge in 2006 of $6.0 million in connection with the IPO of SCA.

          The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and, under current projections, the Company anticipates using this asset. The Company’s net deferred tax asset at December 31, 2007 was $370.4 million, which consisted primarily of net operating losses generated by subsidiaries in the U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

          Minority interest expense in 2007 related primarily to the 37% ownership interest in SCA common shares held by the public prior to the secondary offering of SCA common shares on June 6, 2007, while minority interest expense in 2006 related primarily to the 37% ownership interest in SCA following the initial public offering in August 2006 as well as the minority interest ownership in preferred shares of XL Financial Assurance (“XLFA”). In addition, included in each of the respective years presented is minority interest in the common shares of XL International (Bermuda) Ltd.

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

          At December 31, 2007 and 2006, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $43.7 billion and $44.7 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2007 and 2006:

(U.S. dollars in thousands)	Fair Value 2007	Percent of Total	Fair Value 2006	Percent of Total

Cash and cash equivalents	$3,880,030	8.9%	$2,223,748	5.0%
Net payable for investments purchased	(191,472)	(0.4)%	(104,739)	(0.2)%
Accrued investment income	447,660	1.0%	432,618	1.0%
Short-term investments	1,803,198	4.1%	2,338,487	5.2%
Fixed maturities:
U.S. Government and Government agency	$2,685,773	6.1%	$2,557,533	5.7%
Corporate	12,987,248	29.7%	14,185,964	31.7%
Mortgage and asset-backed securities	14,493,877	33.1%	16,236,893	36.3%
U.S. States and political subdivisions of the States	253,534	0.6%	65,545	0.2%
Non-U.S. Sovereign Government	3,187,358	7.3%	3,075,423	6.9%

Total fixed maturities	$33,607,790	76.8%	$36,121,358	80.8%
Equity securities	854,815	2.0%	891,138	2.0%
Investments in affiliates	2,611,149	6.0%	2,308,781	5.1%
Other investments	708,476	1.6%	476,889	1.1%

Total investments and cash and cash equivalents	$43,721,646	100.0%	$44,688,280	100.0%

          The Company reviews on a regular basis its issuer concentration, credit quality and compliance with established guidelines. At December 31, 2007 and 2006, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) was “AA.” At December 31, 2007 approximately 53.4% of the fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.3% was below investment grade or not rated.

          Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          Net Unrealized Gains and Losses on Investments

          At December 31, 2007, the Company had net (pre-tax) unrealized losses on fixed maturities and short-term investments of $637.3 million and net unrealized gains on equity securities of $190.6 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $1,069.5 million and $14.9 million, respectively. At December 31, 2006, the Company had net (pre-tax) unrealized gains on fixed maturities and short-term investments of $139.8 million and net unrealized gains on equity securities of $185.6 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $244.1 million and $5.4 million, respectively. The impact of the deteriorating corporate and structured credit spreads during the twelve months ended December 31, 2007, was the primary reason for the decline in the net unrealized position on fixed maturities and short-term investments, offset by the impact of declining government rates in the U.S.and the U.K.

          The information shown below about the unrealized losses on the Company’s investments at December 31, 2007 and 2006, concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

          The following is an analysis of how long each of those investment securities with an unrealized loss at December 31, 2007 and 2006 had been in a continual unrealized loss position:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2007	Amount of unrealized loss at December 31, 2006

Fixed-Maturities and Short-Term Investments	Less than six months	$145,992	$88,199
	At least 6 months but less than 12 months	575,913	44,555
	At least 12 months but less than 2 years	309,148	85,617
	2 years or more	38,446	25,720

	Total	$1,069,499	$244,091

Equities	Less than six months	$10,400	$2,983
	At least 6 months but less than 12 months	4,496	2,448

	Total	$14,896	$5,431

          At December 31, 2007, the total gross unrealized losses represented approximately 7,600 fixed income securities out of a total of approximately 17,100 fixed income securities (representing fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) and approximately 300 equity securities out of a total of approximately 1,000. At December 31, 2006, the total gross unrealized losses represented approximately 9,700 fixed income securities out of a total of approximately 17,300 and approximately 200 equity securities out of a total of approximately 1,300.

          Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2007 of $1,069.5 million, approximately $546.1 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 68.0% of the losses were in the financial sector, 4.2% in the consumer non-cyclical sector and 4.0% in the industrial sector. No other sector was greater than 4%. The largest unrealized loss in the fixed income portfolio was $7.9 million.

          Factors considered in determining that additional other-than-temporary impairment charges were not warranted include; managements’ consideration of current and near term liquidity needs, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales. Securities in an unrealized loss position at December 31, 2007 are comprised of sub-prime first liens and Alt-A asset backed securities, CDOs with insignificant residential mortgage collateral, unrealized foreign exchange losses on US dollar assets held in foreign subsidiaries with little underlying value impairment and unrealized losses on investments supporting long-term liabilities which have no history of significant sales at a loss. Following a detailed review of the Company’s underlying sub-prime residential and related mortgage exposures (“topical assets”) described above, as well as a consideration of the broader structured credit market, the Company has concluded that the remaining investments in these asset classes have decreased in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration. Topical assets are held primarily in the Company’s Other Financial Lines segment GIC portfolios and management has put in place a strategy to monitor and address the liquidity needs associated with these portfolios with the intent of holding the positions to recovery. The fact that the underlying securities cash flows continue to be in accordance with their contractual terms, combined with manager evaluations of the fundamentals supporting the underlying positions, have lead management to conclude that the values of the investments for which it reports unrealized losses as at December 31, 2007 are not other than temporarily impaired, as management currently has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

          No equity securities held by the Company at December 31, 2007 were in a continual unrealized loss position for 12 months. The largest individual unrealized loss in the equity portfolio was $1.0 million.

          Of the gross unrealized investment losses on the fixed income portfolio at December 31, 2006 of $244.1 million, approximately $122.5 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 52.9% of the losses were in the financial sector, 11.9% in the communications sector, 8.8% in the consumer non-cyclical sector, 5.4% in the utilities sector and 5.1% in the industrial sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $1.8 million.

          No equity securities held by the Company at December 31, 2006 were in a continual unrealized loss position for 12 months. The largest individual unrealized loss in the equity portfolio was $0.5 million.

          At December 31, 2007 and 2006, the following table sets forth the maturity profile of the fixed income securities that were in a gross unrealized loss position:

Maturity profile in years of fixed maturity securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2007	Amount of unrealized loss at December 31, 2006

Less than 1 year remaining	$23,695	$8,462
At least 1 year but less than 5 years remaining	103,081	45,118
At least 5 years but less than 10 years remaining	150,786	61,283
More than 10 years but less than 20 years remaining	60,471	17,376
At least 20 years or more remaining	233,689	36,204
Mortgage and asset-backed securities	497,777	75,648

Total	$1,069,499	$244,091

          Unpaid Losses and Loss Expenses

          Unpaid losses and loss expenses reserves relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $23.2 billion at December 31, 2007, which is an increase of $0.3 billion from December 31, 2006. The increase was due primarily to losses in 2007 of $351.0 million associated with reinsurance agreements with SCA and partially offset by favorable net prior year development as well as a reduction in reserves related to payments made in 2007 relating to 2005 catastrophic events.

          The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the year ended December 31, 2007:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2006	$22,895,021	$(4,995,373)	$17,899,648
Losses and loss expenses incurred	5,058,485	(1,217,482)	3,841,003
Losses and loss expenses paid/recovered	5,410,635	(1,594,759)	3,815,876
Other (including losses disposed or acquired and foreign exchange revaluation)	313,835	(47,519)	266,316
Financial guarantee reserves related to reinsurance agreements with SCA that are recorded within “Net loss from operating affiliates”	350,988	—	350,988

Balance at December 31, 2007	$23,207,694	$(4,665,615)	$18,542,079

          The net income impact of losses incurred with respect reinsurance provided to SCA subsequent to the secondary sales of SCA shares on June 6, 2007 of $351.0 million is included in “net loss from operating affiliates”, and the unpaid case reserves related to such losses are in unpaid losses and loss expenses. These losses are associated with credit enhancement of certain ABS CDO exposures as well as residential mortgage backed securities backed by home equity lines of credit collateral. Certain of these underlying exposures were written by SCA in derivative form as credit default swaps. Consistent with both the Company’s and SCA’s accounting policies the unrealized fair value liability on those contracts written in derivative form include both an insurance reserve component and a mark to market liability. A component of the overall fair value liability is classified as a case reserve once the loss in considered probable and can be reasonably estimated. Such case reserves are reported on a discounted basis and net of the present value of related future premiums. The remainder of the liability is classified as a derivative liability.

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

          Unpaid losses and loss expense recoverables were $4.7 billion and $5.0 billion at December 31, 2007, and 2006, respectively. At December 31, 2007 and 2006, reinsurance balances receivable were $0.9 and $1.1 billion, respectively. The table below presents the Company’s net reinsurance recoverable at December 31, 2007 and 2006.

(U.S. dollars in thousands)	December 31, 2007	December 31, 2006

Reinsurance balances receivable	$872,465	$1,128,721
Reinsurance recoverable on future policy benefits	31,856	15,296
Reinsurance recoverable on unpaid losses and loss expenses	4,804,209	5,208,749
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(193,128)	(218,343)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,515,402	$6,134,423

          The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $5.5 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2007, no individual reinsurer accounted for 10% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.1 billion at December 31, 2007, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2007 and 2006, the Company had a reserve for potential non-recoveries from reinsurers of $193.1 million and $218.3 million, respectively.

          Approximately 78% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2007, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2007, by reinsurers owing more than 3% of such total:

Name of reinsurer	Standard and Poor’s rating	% of total

Munich Reinsurance Company	AA-/Stable	8.97%
Swiss Reinsurance Company	AA-/Stable	7.60%
Lloyd’s Syndicates	A+/Stable	5.72%
Employers Reinsurance Corporation	AA-/Stable	5.40%
Transatlantic Reinsurance Company	AA-/Negative	3.69%

          The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above.

Standard and Poor’s rating	% of total

AAA	5.3%
AA	46.4%
A	25.9%
BBB	0.7%
BB and below	0.7%
Captives	17.2%
Not Rated	0.8%
Other	3.0%

Total	100%

Liquidity and Capital Resources

         Liquidity

          Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.

          As a holding company, the Company’s assets consist primarily of its investments in subsidiaries and affiliates, and the Company’s future cash flows depend upon the availability of dividends or other statutorily permissible payments from its subsidiaries and affiliates. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland, the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. See Item 8, Note 25 to the Consolidated Financial Statements, “Statutory Financial Data”, for further discussion. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends in the future.

          As an insurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to unforeseen claims activity. Potential events causing such a liquidity strain could be several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, the Company may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

          Sources of Liquidity

          See Item 8 – “Consolidated Statement of Cash Flows.” There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Cash flow from operations is derived from two main sources:

1)	The receipt of investment income on the Company’s total investment portfolio; and

2)	The net receipt of premiums less claims and expenses related to its underwriting activities in its property and casualty operations as well as its Life Operations segment.

          Cash flow from operations was $2.2 billion in 2007, as compared to $2.4 billion in 2006. The decrease in 2007 is due primarily to the softening market impacts on premiums and partially offset by increased net investment income.

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

          Total net paid losses were $3.8 billion, $3.9 billion and $2.6 billion in 2007, 2006 and 2005, respectively. Net paid losses in 2007 continued to be impacted by payments on the 2005 catastrophes. Similarly, in 2006, the increase in net paid losses was due to payments for catastrophes that occurred in 2005. Net losses incurred were $3.8 billion, $4.2 billion and $7.4 billion in 2007, 2006 and 2005, respectively. The payout of the Company’s casualty reserves at December 31, 2007, could be as long as a thirty year period. Property claims are generally reported and settled within a much shorter period, usually up to three years.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries. Investing activities in 2007 and 2006, were primarily related to the purchase and sale of portfolio investments. In addition to purchases and sales of the Company’s total investment portfolio, the Company sold a portion of its interest in SCA on June 6, 2007, through a secondary offering for $316.3 million. However, as a result of the sale and subsequent deconsolidation of SCA, investing cash flows were reduced by $110.8 million. In 2006, the Company sold a portion of its interest in SCA through a secondary offering for $104.7 million and its interests in Frontpoint Investment Managers for $66.8 million.

          If paid losses accelerated beyond the Company’s ability to fund such paid losses from current operating cash flows or events lead to negative cash flows from financing activities, the Company might need to either liquidate a portion of its investment portfolio or arrange for financing. To further ensure the sufficiency of funds to settle such claims, the Company holds a certain amount of invested assets in cash and short-term investments and maintains available credit facilities. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, the Company attempts to establish dedicated portfolios of assets that are duration-matched with the related liabilities.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of debt and deposit liability transactions. In 2007, the Company repurchased approximately $1.1 billion of ordinary shares through its share repurchase programs and issued approximately $825.0 million of ordinary shares in connection with the maturity of the purchase contracts associated with the 6.5% Units. In addition, the Company issued Series E preference ordinary shares for $1 billion and redeemed both its Series A and Series B preference ordinary shares for $230.0 million and $287.5 million, respectively. With regards to debt transactions in 2007, the Company purchased and retired the 2009 Senior Notes for $825.0 million in connection with the 6.5% Units and issued the 2027 Senior Notes for gross proceeds of approximately $324.4 million. In 2007, dividends paid were $274.0 million for ordinary shares and $69.5 million for preferred shares. In 2007, the Company paid out $360.0 million of net cash relating to deposit liability contracts. See below for further discussion surrounding recent and potential payments associated with GICs guaranteed by subsidiaries of SCA. In 2006, the Company received $342.2 million related to the sale of a portion of its interest in SCA through a primary offering.

          In addition, in the years ended December 31, 2006 and 2005, the Company executed a number of debt and equity transactions which affected the cash flow from financing activities described below in “Capital Resources,” below.

          As noted above, as a result of the downgrades of XLCA, the Company will settle, by late March 2008, the majority of the GIC portfolio.

          The Company is considered a Well Known Seasoned Issuer (“WKSI”) under the rules of the SEC. The Company maintains shelf registration statement on Form S-3 and is eligible for automatically effective future registration statements for the potential offering and sale of an unlimited amount of debt and equity securities. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, (ii) preferred securities of any of one or more capital trusts organized by the Company and guarantees of such securities by the Company and (iii) debt securities of XL Capital Finance (Europe) plc and guarantees of such securities by the Company.

          Under Rule 3-09 of Regulation S-X, the Company is required to file separate audited financial statements of SCA (the “SCA Financials”). The SCA Financials were not available at the time of filing this Annual Report on Form 10-K (the “10-K”). The Company intends to file the SCA Financials as an exhibit to an amendment to the 10-K (the “10-K/A”) as soon as they are available. Until such time, the Company may not satisfy the registrant requirements for use of Form S-3 and therefore may be ineligible to use such Form. Should the Company be unable to file the 10-K/A on or before March 17, 2008, the Company may be ineligible to use Form S-3 for a period of twelve months.

          In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	ordinary share capital;

b.	debt;

c.	preference shares;

d.	contingent capital; and

e.	letter of Credit Facilities and other sources of collateral.

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

•

Letters of credit and other forms of collateral that are required by the Company’s operating companies that are “non-admitted” under U.S. state insurance regulations. The Company also uses letters of credit to support its operations at Lloyd’s.

•	Revolving credit to meet short-term liquidity needs.

          The majority of the Company’s principal credit facilities are multi-year transactions that will expire in 2009, 2010 and 2012. The following risks are associated with the Company’s requirement to renew these facilities in future years:

•	The credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield.

•	The Company may be downgraded by one or more rating agencies which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity.

•	The volume of business that the Company’s non-admitted subsidiaries are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate amount.

          Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal.

         a) Ordinary Share Capital

          On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled approximately 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As of December 31, 2007, the Company had repurchased 1.8 million shares for $124.5 million under the new share repurchase program.

          In connection with the maturity of the purchase contracts associated with the 6.5% Units, the Company issued 10,799,913 Class A ordinary shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

          In December 2005, the Company issued 38.9 million ordinary shares at a price of $65.0 per share to support capital requirements subsequent to the 2005 Atlantic hurricane losses and the loss related to the conclusion of the Winterthur Decision. The net proceeds from this issuance were $2.4 billion. See Item 8, Note 20, to the Consolidated Financial Statements, “Share Capital.”

         b) Debt

          At December 31, 2007, banks and investors provided the Company and its subsidiaries with $4.0 billion of debt capacity, of which $2.9 billion was utilized by the Company. These facilities consist of:

•	Revolving credit facilities of $1.1 billion in aggregate.

•

Senior Unsecured Notes of approximately $2.9 billion. These notes require the Company to pay a fixed rate of interest during their lives. At December 31, 2007, there were six outstanding issues of senior unsecured notes:

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

•

$325 million of senior notes due 2027, with a fixed coupon of 6.25%. The security is publicly traded. The notes were issued at 99.805% and gross proceeds were $324.4 million. Related expenses of the offering amounted to $2.5 million.

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2007:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolvers (1)	1,000,000	—	2010/ 2012	—	—	—	—

5-year revolver	100,000	—	2010	—	—	—	—

5.25% Senior Notes	745,000	745,000	2011	—	—	745,000	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—

6.50% Guaranteed Senior Notes	598,713	598,713	2012	—	—	600,000	—

5.25% Senior Notes	595,631	595,631	2014	—	—	—	600,000

6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000

6.25% Senior Notes	324,387	324,387	2027	—	—	—	325,000

	3,968,731	2,868,731		—	—	1,600,000	1,275,000

          “Commitment” and “In Use” data represent December 31, 2007 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

         c) Preferred shares

          On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year, commencing in 2007, at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

          On August 14, 2007, the Company redeemed all of its outstanding 8.0% Series A Preference Ordinary Shares (the “Series A Preference Shares”) for approximately $25.24 per Series A Preference Share including accrued dividends. The aggregate redemption price was approximately $232.2 million.

          On November 18, 2007, the Company redeemed all of its outstanding 7.625% Series B Preference Ordinary Shares (the “Series B Preference Shares”) for approximately $25.26 per Series B Preference Share including accrued dividends. The aggregate redemption price was approximately $290.5 million.

          d) Contingent Capital

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

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to Stoneheath an amount of XL Capital Ltd Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

          In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $109.9 million was charged to “Additional Paid in Capital” and a deferred liability was established (included with “Other liabilities”) of $102.5 million in the Consolidated Balance Sheet at December 31, 2003. The Company amortizes this liability that resulted in an interest expense of approximately $2.3 million in 2007 and $2.6 million in 2006.

          e) Letter of Credit Facilities and other sources of collateral

          At December 31, 2007, the Company had six letter of credit facilities in place with total availability of $7.3 billion, of which $3.7 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$200,000	$157,041	Continuous	$200,000	$—	$—	$—
Letter of Credit Facility	541	541	2008	541	—	—	—
Letter of Credit Facility	1,728	1,728	2008	1,728	—	—	—
Letter of Credit Facility	893,790	686,044	2009		893,790
Letter of Credit Facility (1)	2,250,000	—	2010	—	2,250,000	—	—
Letter of Credit Facility (1)	4,000,000	2,842,497	2012	—	—	4,000,000	—

Six letter of credit facilities	$7,346,059	$3,687,851		$202,269	$3,143,790	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

The following letter of credit facilities were originated or renewed during 2007:

•

On February 21, 2007, the Company amended the letter of credit facility supporting its syndicates at Lloyd’s of London by reducing the aggregate commitments from the participating banks from £500 million to £450 million. On November 14, 2007, the Company renewed this facility for a further two years.

•	On March 22, 2007, the Company amended the $500 million letter of credit facility that originally closed on May 9, 2006, by extending the expiration date to June 22, 2007.

•

On June 22, 2007, three facilities expired - a $2 billion three-year unsecured credit and letter of credit facility, a $500 million 364-day letter of credit facility, and a bilateral 364-day $100 million credit and letter of credit facility.

•

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

In addition to the letter of credit facilities described above, the Company had the following facility at December 31, 2007 but was subsequently terminated in February 2008:

•

In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The Company could have faced additional obligations under the Credit Facilities prior to the stated maturity of February 25, 2008, if certain events had occurred, including, but not limited to the Company’s insolvency, withdrawal of assets from the Regulation 114 trust by the ceding company, the downgrade of the Company’s credit ratings below certain specified levels, or the failure of the agent to have a first priority perfected security interest in the collateral posted by the Company. The issued securities and the Company’s repayment obligations were recorded as a net balance on the Company’s balance sheet because the Company had a contractual legal right of offset. In February 2008, the Company terminated this arrangement, resulting in a repayment of $500.0 million and termination of the Trust.

Cross-Default and Other Provisions in Debt Instruments

          The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

          In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness, including the Credit Facilities discussed above (collectively, the “Company’s Debt Documents”), contain cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

          Under the Company’s 2-year Lloyd’s and five-year U.S. credit facilities placement notes described above, in the event that the XL Capital Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur. In January 2008, A.M. Best Company, Inc. (“A.M. Best”) revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A” from “A+” and affirmed them with a ‘stable’ outlook. The downgrade by A.M. Best was primarily due to their concerns regarding the Company’s historic earnings volatility.

          Consistent with the ratings actions noted above, Fitch Ratings (“Fitch”), in 2008, revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A+” from “AA-” and affirmed them with a ‘stable’ outlook. As well, in January 2008, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the insurance financial strength ratings of the Company’s core property and casualty operating companies to “A1” from “Aa3”.

          In December 2007, Standard & Poor’s (“S&P”), affirmed the Company’s core property and casualty operating companies’ financial strength ratings at “A+” with a ‘stable’ outlook. Subsequent the aforementioned fourth quarter 2007 charges, in January 2008, S&P announced it would be taking no rating actions and the Company’s financial strength ratings remained unchanged.

          Under the Company’s ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A” from S&P, an event of default would occur. The Company and its subsidiaries currently has an “A+” (stable) rating from S&P and an “A” (stable) rating from A.M. Best.

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

          In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below a rating of “A-” from A.M. Best, the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

Long-Term Contractual Obligations

          The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2007, due by period. This table excludes further commitments of $204.7 million to the Company’s related investment funds and certain limited partnerships, and letter of credit facilities of $3.7 billion. See Item 8, Note 15, “Derivative Instruments”, and Note 18, “Commitments and Contingencies”, to the Consolidated Financial Statements. See Item 8, Note 14, “Notes Payable and Debt and Financing Arrangements”, to the Consolidated Financial Statements for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations	$2,875,000	$—	$—	$1,600,000	$1,275,000
Interest on long-term debt	1,361,012	169,017	347,811	241,215	602,969
Contingent capital facilities	98,610	17,450	38,960	30,840	11,360
Equity Units	16,297	13,038	3,259	—	—
Alternative Collateral	8,910	8,910	—	—	—
Operating lease obligations	229,040	35,241	61,216	43,919	88,664
Capital lease obligations	342,829	13,009	27,001	28,368	274,451
Deposit liabilities (1)	10,540,935	3,310,520	1,895,404	685,306	4,649,705
Future policy benefits (2)	10,840,888	409,505	829,142	852,887	8,749,354
Unpaid losses and loss expenses – property and casualty operations (3)	23,904,100	5,267,085	6,736,161	3,689,161	8,211,693

Total	$50,217,621	$9,243,775	$9,938,954	$7,171,696	$23,863,196

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2007 were $7,920,085. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. As noted above, as a result of the downgrades of XLCA in January and February 2008, the Company will settle, by late March 2008, the majority of the GIC portfolio. See Item 8, Note 12 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

Future policy benefit reserves related to Life operations were $6,772,042 on the Company’s Consolidated Balance Sheet at December 31, 2007. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(3)

The unpaid loss and loss expenses were $23,207,694 on the Company’s Consolidated Balance Sheet at December 31, 2007. The timing and amounts of actual claims payments related to these P&C and financial guarantee reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

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

          The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The Stoneheath preferred securities and, if issued, the XL Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

          The Company through SCA has historically provided various forms of credit enhancement including financial guarantee insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk-based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. Subsequent to June 6, 2007 an the deconsolidation of SCA, the Company’s involvement with such variable interest entities is limited to its reinsurance of SCA. In synthetic transactions, the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

          In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations were recorded as a net balance on the Company’s balance sheet because the Company had a contractual legal right of offset. In February 2008, the Company terminated this arrangement, resulting in a repayment of $500.0 million and termination of the Trust.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes to the size of the Company’s claims relating to natural catastrophes; (ii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iii) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (iv) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (v) higher than expected defaults on relevant underlying obligations of SCA’s subsidiaries and the adequacy of the claims paying ability of those SCA subsidiaries; (vi) the potential for larger than expected mark-to-market movements on credit derivatives originally written by SCA and reinsured by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets including, but not limited to further market developments relating to sub-prime and residential mortgages (xi) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xii) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xiii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiv) availability of borrowings and letters of credit under the Company’s credit facilities; (xv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xvi) acceptance of the Company’s products and services, including new products and services; (xvii) changes in the availability, cost or quality of reinsurance; (xviii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xix) loss of key personnel; (xx) the effects of mergers, acquisitions and divestitures; (xxi) changes in ratings, rating agency policies or practices; (xxii) changes in accounting policies or practices or the application thereof; (xxiii) legislative or regulatory developments; (xxiv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxv) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxvi) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk; foreign currency exchange rate risk; equity price risk; credit risk; weather and energy-related risk, and other related market risks.

          The Company’s investment market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are classified as available-for-sale, and as such changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments effect consolidated net income when, and if, a security is sold or impaired.

          The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc.. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

          The following is a discussion and measurement of the Company’s primary market risk exposures at December 31, 2007 using, where applicable, sensitivity and VaR analyses. The Company’s policies to address these risks in 2007 were not materially different from 2006. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

          Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2007, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.3% or $1.7 billion.

          Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign currency exchange rate gains and losses arise for accounting purposes where net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. In addition, the Company’s shareholders equity is impacted by movements in currency exchange rates through both the foreign exchange component of realized and unrealized gains and losses within the Company’s investment portfolio, and the cumulative translation adjustments resulting from the translation of foreign subsidiary results.

           Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment manager guidelines established by management. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $341.7 million and receivable of $211.5 million as at December 31, 2007 and 2006 respectively, with a net unrealized gain of $0.9 million and $15.5 million as at December 31, 2007 and 2006, respectively.

          Equity Price Risk

          The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $75.7 million as at December 31, 2007.

          As at December 31, 2007, the Company’s equity portfolio was $757 million as compared to $699 million as at December 31, 2006. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at December 31, 2007, the Company’s allocation to equity securities was approximately 1.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.6% as at December 31, 2006.

          As at December 31, 2007, approximately 28.8% of the equity holdings was invested in U.S. companies as compared to approximately 45.0% as at December 31, 2006. As at December 31, 2007, the top ten equity holdings represented approximately 11.5% of the Company’s total equity portfolio as compared to approximately 7.9% as at December 31, 2006.

          For further discussion of the exporsure to equity market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

          Credit Risk

          The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, credit derivatives embedded in financial guarantee reinsurance exposures, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse change in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances.

          The Company manages credit risk in the investment portfolio, including fixed maturity, alternative and short term investment through the credit research performed primarily by the external investment professionals and limitations on the investment portfolio’s exposure to individual credits. Credit limits for corporate exposures are based on an internal model that allows the limits to be linked to the Company’s balance sheet credit risk taking capacity while also taking into consideration internal views on specific issuers and on current or expected market credit conditions. Credit limits for other sectors are derived from the corporate limits using multipliers as a way to quantify intrinsic credit quality characteristics differences with the corporate sector. Limits are reviewed annually and ensure that potential losses from individual defaults should not exceed predetermined levels.

          In the investment portfolio, the Company reviews on a regular basis its issuer concentration, credit quality and compliance with established credit limits. Any issuer over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a Watch List for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

          The Company has also developed a proprietary model for the investment portfolio to assess corporate credit risk based upon its individual holdings mark-to-market exposure, credit rating, seniority in the capital structure, migration and default probabilities, durations, default correlations and loss severity given a default event. Based upon these factors and related market based inputs, the Company can estimate the credit risk of the Company’s investment portfolio and its various components. Assumptions are reviewed regularly to ensure the risk estimates are reasonable and reflect underlying exposures.

          The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2007.

Total

AAA	53.4
AA	18.1
A	16.9
BBB	9.3
BB & below	2.2
NR	0.1

Total	100.0%

          At December 31, 2007 and 2006, the average credit quality of the Company’s total fixed income portfolio was “AA.”

          As at December 31, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.8% of the total fixed income portfolio and approximately 13.4% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable.

Top 10 Corporate Holdings (2)	Percentage of Total Fixed Income Portfolio (1)

HBOS plc	0.6%
General Electric Company	0.6%
Citigroup Inc	0.6%
The Goldman Sachs Group, Inc	0.6%
Bank of America Corporation	0.5%
HSBC Holdings plc	0.5%
Lloyds TSB Group plc	0.4%
Merril Lynch & Co., Inc	0.4%
Barclays plc	0.3%
The Royal Bank of Scotland Group plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $14.6 billion structured credit portfolio, of which 85.0% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio

CMBS	$4,073.6	27.9%
Agency	2,545.3	17.4%
Whole Loans	1,833.8	12.5%
Core CDO (non-ABS CDOs and CLOs)	1,085.1	7.4%
ABS – Other Real Estate	206.3	1.4%
Other ABS:
ABS - Auto	1,155.5	7.9%
ABS – Credit Cards	758.3	5.2%
ABS – Other	908.9	6.2%
Topical:
Sub-prime first lien	995.9	6.8%
Alt-A	924.8	6.3%
Second lien (including sub-prime second lien mortgages)	97.6	0.7%
ABS CDO’s with sub-prime collateral	39.3	0.3%

Total	$14,624.4	100.0%

          For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

          The Company also has exposure to market movements as a result of credit risk exposures related to financial guarantee reinsurance of SCA. This exposure generally relates to certain specific facultative and excess of loss reinsurance agreements which are not, in their entirety, required to be marked to market. For further details surrounding this exposure, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements, “Security Capital Assurance.” A portion of the exposures resulting from this business represent risks written by SCA in credit derivative form which are reinsured by the Company. These components of the overall exposure are required to be marked to fair value. The fair value of such instruments is determined using models developed by SCA management and reviewed by the Company.

          With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settlement amounts due to the Company, however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable” and Item 8, Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

          Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

          As at December 31, 2007, the Company’s exposure to private investments was $427.5 million compared to $330.2 million as at December 31, 2006.

          At December 31, 2007, bond and stock index futures outstanding had a net short position of $384.5 million as compared to a net long position of $23.8 million at December 31, 2006. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $38.5 million as at December 31, 2007 and $2.4 million as at December 31, 2006, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

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

           The Company uses VaR as a statistical risk measure of the two main components of its investment portfolio - the Asset Liability Portfolio and the Risk Portfolio. The Asset Liability Portfolio principal objectives are to support the liabilities arising from the Company’s operations, to produce a steady stream of investment income and to preserve capital. The Asset Liability portfolio is invested in investment grade fixed income and cash securities (fixed income instruments maturing one year or less at the time of issuance). The Risk Portfolio principal objective is to build book value over the long term. The Risk Portfolio is invested in equity securities, below investment grade fixed income securities, alternative investment strategies and private investments.

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

          The VaR of the investment portfolio at December 31, 2007 was approximately $648 million. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $19.1 million.

          In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2007, approximately $18.8 billion used proxy time series data. Approximately $14.1 billion related to various fixed income portfolios (of which $11.7 billion was in mortgage backed and asset backed securities), $2.0 billion to various cash portfolios, $2.1 billion to alternative investments, $439.5 million to private investments, $163.3 million to equity portfolios, and $5.1 million to derivatives. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

          The following table shows the Company’s average, minimum and maximum VaR in percentage and dollar terms for the investment portfolio during the year ended December 31, 2007, based upon the VaR at quarter end dates. The table also includes the Company’s VaR in percentage and dollar terms, respectively, for the investment portfolio as at December 31, 2007. The Company’s investment portfolio VaR as at December 31, 2007 is not necessarily indicative of future VaR levels. During 2007, the Company did not experience a single calendar month in which the monthly price return (representing net realized and unrealized gains and net income from affiliates excluding net investment income) on the investment portfolio exceeded the risk level indicated by the corresponding month’s VaR. The Company uses VaR as a statistical risk measure of the two main components of its investment portfolio only - the Asset Liability Portfolio and the Risk Asset Portfolio.

	Average VaR % VaR(1)	Minimum VaR % VaR(1)	Maximum VaR % VaR(1)	At December 31, 2007 % VaR(1)

Asset Liability Portfolio	1.3%	1.1%	1.8%	1.8%
Risk Asset Portfolio	3.0%	1.9%	3.9%	3.7%
Undiversified VaR (2)	1.5%	1.2%	2.0%	2.0%
Diversification VaR (3)	0.3%	—%	—%	0.5%
Investment Portfolio VaR (4)(6)	1.2%	1.0%	1.5%	1.5%

(U.S. dollars in millions)	Average VaR during 2007 $VaR(5)	Minimum VaR during 2007 $VaR(5)	Maximum VaR during 2007 $VaR(5)	VaR as at December 31, 2007 $VaR(5)

Investment Portfolio VaR (4)(6)	$526.0	$423.9	$648.3	$648.3

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the investment portfolio.

(2)

Average Undiversified VaR for the year ended December 31, 2007 and Undiversified VaR at December 31, 2007 is the summation of the individual VaRs for the Asset Liability and Risk Asset portfolios and, by construction, ignores any and all correlations between these portfolios (and their underlying asset classes). The Undiversified VaR therefore ignores diversification benefits that exist in between these portfolios (and their underlying asset classes). Maximum and Minimum Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate portfolios since the Maximum and Minimum VaR and the Maximum and Minimum Undiversified VaR do not necessarily refer to the same point in time.

(3)

Diversification VaR equals the difference between the Investment Portfolio VaR and the Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the Asset Liability and Risk Asset portfolios and the latter explicitly does not, the difference in the two VaR results is due to the “diversification benefits.” These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: allocations changes; changes in the correlations between the different underlying asset classes; and changes in the underlying asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR do not refer to the same point in time, it is therefore not meaningful to calculate the Diversification VaR.

(4)

Investment Portfolio VaR is based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the Asset Liability and Risk Asset portfolios (and their underlying asset classes) are included in the investment portfolio.

(5)	Based on a 95% confidence level with a one month holding period, expressed in millions of U.S. Dollars.

(6)	Investment Portfolio refers to the two main components of the Company’s investment portfolio - the Asset Liability Portfolio and the Risk Asset Portfolio.

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

          At December 31, 2007 the Company’s investment portfolio VaR, Undiversified VaR and Asset Liability Portfolio VaR were all running at the maximum month end levels experienced in 2007 of 1.5%, 2.0% and 1.8%, respectively. The higher year end results were primarily a result of increased market volatilities across substantially all asset classes that the investment portfolio is exposed to.

Stress Testing

          VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences that the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the Company’s total risk tolerance. It is important to note that when assessing the risk of the Company’s investment portfolio, the Company does not take into account either the value or risk associated with the liabilities arising from the Company’s operations. Since the principal objectives of the Asset Liability portfolio component of the investment portfolio are to support and generally offset or hedge certain of the risks associated with the liabilities.

          The table below shows the maximum impact on the Company’s investment portfolio if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at the quarters ended March 31, June 30, September 30 and December 31, 2007. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Stress Test	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Maximum loss impact on portfolio	(5.3)%	(5.5)%	(5.7)%	(6.0)%
Maximum gain impact on portfolio	16.7%	16.7%	17.5%	18.1%

          From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2007 was 6.0%, based on the investment portfolio as at December 31, 2007. The largest upside risk exposure during 2007 was 18.1% as at December 31, 2007.

          At December 31, 2007 the Company’s maximum loss impact and maximum gain impact on the investment portfolio were at their maximum month end ranges. The higher year end results were primarily a result of changes in the level of interest rates, spread levels and other key risk factors during the quarter.

          Given the investment portfolio allocations as at December 31, 2007, the Company would expect to lose approximately 6.0% of the portfolio if the most damaging event stress tested was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2007, the Company would expect to gain approximately 18.1% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2007 AND 2006

(U.S. dollars in thousands, except share amounts)	2007	2006

ASSETS

Investments:
Fixed maturities at fair value (amortized cost: 2007, $34,233,816; 2006, $35,979,759)	$33,607,790	$36,121,358
Equity securities, at fair value (cost: 2007, $664,213; 2006, $705,517)	854,815	891,138
Short-term investments, at fair value (amortized cost: 2007, $1,814,445; 2006, $2,340,304)	1,803,198	2,338,487

Total investments available for sale	36,265,803	39,350,983
Investments in affiliates	2,611,149	2,308,781
Other investments (cost: 2007, $614,848; 2006, $417,762)	708,476	476,889

Total investments	39,585,428	42,136,653
Cash and cash equivalents	3,880,030	2,223,748
Accrued investment income	447,660	432,618
Deferred acquisition costs	756,854	870,237
Prepaid reinsurance premiums	972,516	1,178,516
Premiums receivable	3,637,452	3,591,238
Reinsurance balances receivable	817,931	1,106,651
Unpaid losses and loss expenses recoverable	4,697,471	5,027,772
Goodwill and other intangible assets	1,841,591	1,818,096
Deferred tax asset, net	370,419	346,122
Other assets	754,912	577,219

Total assets	$57,762,264	$59,308,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss expenses	$23,207,694	$22,895,021
Deposit liabilities	7,920,085	7,857,827
Future policy benefit reserves	6,772,042	6,476,057
Unearned premiums	4,681,989	5,652,897
Notes payable and debt	2,868,731	3,368,376
Reinsurance balances payable	843,511	902,841
Net payable for investments purchased	191,472	104,739
Other liabilities	1,326,179	1,357,825

Total liabilities	$47,811,703	$48,615,583

Commitments and Contingencies

Minority interest in equity of consolidated subsidiaries	$2,419	$562,121

Shareholders’ Equity:
Series A preference ordinary shares, 23,000,000 authorized, par value $0.01 Issued and outstanding: (2007, nil; 2006, 9,200,000)	$—	$92
Series B preference ordinary shares, 27,000,000 authorized, par value $0.01 Issued and outstanding: (2007, nil; 2006, 11,500,000)	—	115
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2007, 1,000,000; 2006, nil)	10	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2007, 177,910,151; 2006, 180,983,611)	1,779	1,810
Additional paid in capital	7,358,801	6,451,569
Accumulated other comprehensive income	9,159	411,405
Retained earnings	2,578,393	3,266,175

Total shareholders’ equity	$9,948,142	$10,131,166

Total liabilities and shareholders’ equity	$57,762,264	$59,308,870

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. dollars in thousands, except per share amounts)	2007	2006	2005

Revenues:
Net premiums earned	$7,205,356	$7,569,518	$9,365,495
Net investment income	2,248,807	1,978,184	1,475,039
Net realized (losses) gains on investments	(603,268)	(116,458)	241,882
Net realized and unrealized (losses) gains on derivative instruments	(55,451)	101,183	28,858
Net income from investment fund affiliates	326,007	269,036	154,844
Fee income and other	14,271	31,732	19,297

Total revenues	$9,135,722	$9,833,195	$11,285,415

Expenses:
Net losses and loss expenses incurred	$3,841,003	$4,201,194	$7,434,336
Claims and policy benefits	888,658	807,255	2,510,029
Acquisition costs	1,063,713	1,102,046	1,195,344
Operating expenses	1,144,910	1,182,939	982,059
Exchange (gains) losses	(19,734)	89,373	10,954
Interest expense	621,905	552,275	403,849
Amortization of intangible assets	1,680	2,355	10,752

Total expenses	$7,542,135	$7,937,437	$12,547,323

Income (loss) before minority interest, income tax and net income from operating affiliates	$1,593,587	$1,895,758	$(1,261,908)
Minority interest in net income of subsidiaries	23,928	25,016	8,210
Provision for income tax	233,922	219,645	49,284
Net (loss) income from operating affiliates	(1,059,848)	111,670	67,426

Net income (loss)	$275,889	$1,762,767	$(1,251,976)

Preference share dividends	(69,514)	(40,322)	(40,322)

Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)

Net income (loss)	$275,889	$1,762,767	$(1,251,976)
Change in net unrealized (losses) on investments, net of tax	(747,941)	(103,834)	(314,719)
Additional pension liability	3,080	(9,809)	—
Change in value of cash flow hedge	4,338	630	630
Change in net unrealized gain (loss) on future policy benefit reserves	16,005	94,904	(46,743)
Foreign currency translation adjustments	317,319	153,610	168,802
Realization of accumulated other comprehensive loss on sale of SCA	4,953	14,224	—
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(6,563)	—

Comprehensive (loss) income	$(126,357)	$1,905,929	$(1,444,006)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	178,500	178,793	141,406
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	179,693	179,450	141,406

Earnings (Loss) per ordinary share and ordinary share equivalent – basic	$1.16	$9.63	$(9.14)

Earnings (Loss) per ordinary share and ordinary share equivalent – diluted	$1.15	$9.60	$(9.14)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. dollars in thousands)	2007	2006	2005

Series A, B and E Preference Ordinary Shares:
Balance – beginning of year	$207	$207	$207
Issuance of Series E preference ordinary shares	10	—	—
Redemption of Series A preference ordinary shares	(92)	—	—
Redemption of Series B preference ordinary shares	(115)	—	—

Balance – end of year	$10	$207	$207

Ordinary Shares:
Balance – beginning of year	$1,810	$1,795	$1,389
Issuance of Class A ordinary shares	113	9	398
Exercise of stock options	9	7	9
Repurchase of Class A ordinary shares	(153)	(1)	(1)

Balance – end of year	$1,779	$1,810	$1,795

Additional paid in capital:
Balance – beginning of year	$6,451,569	$6,377,375	$3,880,187
Issuance of Class A ordinary shares	874,172	56,308	2,504,872
Issuance of Series E preference ordinary shares	984,573	—	—
Repurchase of Class A ordinary shares	(515,677)	(2,846)	(2,036)
Redemption of Series A preference ordinary shares	(229,908)	—	—
Redemption of Series B preference ordinary shares	(287,385)	—	—
Stock option expense	15,114	27,216	20,457
Exercise of stock options	65,832	33,062	36,293
Equity units / debt value	—	—	(36,922)
Net change in deferred compensation	511	1,554	(25,476)
Net loss on sale of SCA	—	(30,100)	—
Realization of accumulated other comprehensive loss on sale of SCA	—	(11,000)	—

Balance – end of year	$7,358,801	$6,451,569	$6,377,375

Accumulated Other Comprehensive Income:
Balance – beginning of year	$411,405	$268,243	$460,273
Net change in unrealized (losses) on investment portfolio, net of tax	(775,159)	(136,090)	(340,156)
Net change in unrealized gains on affiliate and other investments, net of tax	27,218	32,256	25,437
Additional pension liability	3,080	(9,809)	—
Change in value of cash flow hedge	4,338	630	630
Change in net unrealized gain (loss) on future policy benefit reserves	16,005	94,904	(46,743)
Foreign currency translation adjustments	317,319	153,610	168,802
Realization of accumulated other comprehensive loss on sale of SCA	4,953	14,224	—
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(6,563)	—

Balance – end of year	$9,159	$411,405	$268,243

Retained Earnings:
Balance – beginning of year	$3,266,175	$1,824,191	$3,396,639
Net income (loss)	275,889	1,762,767	(1,251,976)
Dividends on Class A ordinary shares	(274,037)	(277,682)	(276,655)
Dividends on Series A, B and E preference ordinary shares	(69,514)	(40,322)	(40,322)
Repurchase of shares	(620,120)	(2,779)	(3,495)

Balance – end of year	$2,578,393	$3,266,175	$1,824,191

Total shareholders’ equity	$9,948,142	$10,131,166	$8,471,811

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. dollars in thousands)	2007	2006	2005

Cash Flows Provided by Operating Activities:
Net income (loss)	$275,889	$1,762,767	$(1,251,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized losses (gains) on sales of investments	603,268	116,458	(241,882)
Net realized and unrealized losses (gains) on derivative instruments	55,451	(101,183)	(28,858)
Amortization of (premiums) discounts on fixed maturities	(86,826)	(29,435)	50,206
Amortization of intangible assets	1,680	2,355	10,752
Amortization of deferred compensation	49,666	56,163	33,004
Accretion of convertible debt	988	969	976
Accretion of deposit liabilities	421,074	350,053	227,743
Net loss (income) from investment and operating affiliates	733,841	(380,706)	(222,270)
Unpaid losses and loss expenses	(231,400)	(1,290,840)	4,715,950
Unearned premiums	(230,834)	130,836	334,392
Premiums receivable	33,879	341,720	(148,432)
Unpaid losses and loss expenses recoverable	387,263	1,562,453	284,256
Future policy benefit reserves	93,668	105,395	1,733,856
Prepaid reinsurance premiums	173,123	(89,037)	(101,064)
Reinsurance balances receivable	307,432	(32,782)	(35,612)
Reinsurance balances payable	(78,486)	(528,697)	(70,855)
Deferred acquisition costs	3,925	21,479	(44,242)
Deferred tax asset	(20,100)	20,729	(3,122)
Other	(252,635)	419,958	(205,472)

Total adjustments	$1,964,977	$675,888	$6,289,326

Net cash provided by operating activities	$2,240,866	$2,438,655	$5,037,350

Cash Flows Provided by (Used in) Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$23,570,285	$24,409,164	$21,672,519
Proceeds from redemption of fixed maturities and short-term investments	1,923,459	1,451,695	2,416,539
Proceeds from sale of equity securities	937,994	1,130,234	1,179,866
Net proceeds from sale of SCA common shares	—	104,650	—
Proceeds from sale of SCA common shares, net of cash sold upon de-consolidation	(110,843)	—	—
Purchases of fixed maturities and short-term investments	(25,229,000)	(29,141,948)	(33,115,344)
Purchases of equity securities	(832,385)	(1,000,775)	(947,538)
Proceeds from sale of affiliates and dividends received	77,500	155,358	108,174
Acquisition of subsidiaries, net of cash acquired	(32,918)	(12,600)	—
Other investments	(185,734)	(72,190)	15,768
Other assets	—	4,087	—

Net cash provided by (used in) investing activities	$118,358	$(2,972,325)	$(8,670,016)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Continued)

(U.S. dollars in thousands)	2007	2006	2005

Cash Flows (Used in) Provided by Financing Activities:
Proceeds from exercise of stock options and issuance of Class A ordinary shares	$878,439	$31,972	$2,478,065
Proceeds from issuance of Series E preference ordinary shares	984,583	—	—
Redemption of Series A preference ordinary shares	(230,000)	—	—
Redemption of Series B preference ordinary shares	(287,500)	—	—
Repurchase of Class A ordinary shares	(1,135,950)	(5,626)	(5,531)
Dividends paid on Class A ordinary shares	(274,037)	(277,682)	(276,655)
Dividends paid on preference ordinary shares	(69,514)	(40,322)	(40,322)
Proceeds from issuance of debt	322,836	—	790,291
Repayment of debt	(825,000)	(45,291)	(100,000)
Deposit liabilities	(360,029)	(734,185)	2,043,125
Net cash flow on securities lending	10,191	(239,281)	274,582
Proceeds from issuance of SCA common shares	—	342,227	—
Proceeds from issuance of SCA Series A perpetual preference ordinary shares	247,248	—	—
Dividends paid to minority shareholders of SCA	(16,130)	—	—

Net cash (used in) provided by financing activities	$(754,863)	$(968,188)	$5,163,555

Effects of exchange rate changes on foreign currency cash	51,921	32,131	(41,140)
Increase (decrease) in cash and cash equivalents	1,656,282	(1,469,727)	1,489,749
Cash and cash equivalents – beginning of year	2,223,748	3,693,475	2,203,726

Cash and cash equivalents – end of year	$3,880,030	$2,223,748	$3,693,475

Net taxes paid	$156,315	$194,217	$34,500
Interest paid	$171,677	$170,286	$143,437

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. General

          XL Capital Ltd, through its operating subsidiaries (the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 28 countries, through its four business segments: Insurance, Reinsurance, Life Operations, and Other Financial lines. These segments are further discussed in Note 4 to the Consolidated Financial Statements, “Segment Information.”

2. Significant Accounting Policies

          (a) Basis of Preparation and Consolidation

          These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2006 and 2005 have been reclassified to conform to the current year presentation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

•	Unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

•	Future policy benefit reserves;

•	Deposit liabilities;

•	Certain derivative instruments;

•	Other than temporary declines in the value of investments;

•	Income taxes; and

•	Reinsurance premium estimates

          While management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.

          On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Accordingly, SCA is no longer a consolidated subsidiary or operating segment of the Company and the Company accounts for its remaining investment in SCA using the equity method of accounting. For further information see Note 3 to the Consolidated Financial Statements, “Security Capital Assurance (“SCA”).”

         (b) Premiums and Acquisition Costs

          Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Financial guarantee installment premiums are recorded as premiums written when due.

          Premiums are earned on a pro-rata basis over the period the coverage is provided. Financial guarantee insurance premiums are earned pro-rata to the amount of risk outstanding over the life of the exposure. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded, as applicable.

          Mandatory reinstatement premiums are recognized and earned at the time a loss event occurs.

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

          Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of commissions paid to

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (b) Premiums and Acquisition Costs (continued)

brokers and cedants and, with respect to SCA, certain underwriting costs and are deferred and amortized over the period that the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

         (c) Reinsurance

          In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded at the time a loss event occurs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provisions are made for estimated unrecoverable reinsurance.

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

          With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. For further details on the factors considered in evaluation other than temporary impairment see Note 7 “Investments”.

         (f) Derivative Instruments

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

          The Company conducts its derivative activities in three main areas: investment related derivatives, weather and energy derivatives and credit derivatives written by SCA and reinsured by the Company. For further details related to derivative instrment see Note 15 “Derivative instruments”.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

          (f) Derivative Instruments (continued)

          The Company’s direct use of investment related derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company uses investment derivatives to manage duration and foreign currency exposure for its investment portfolio as well as to add value to the investment portfolio through replicating permitted investments, provided the use of such investments is incorporated into the overall portfolio evaluation.

          The Company also uses investment derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. All derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.

          Fair Value Hedges

          Changes in the the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through “net realized and unrealized gains and losses on derivative instruments”) with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.

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

          Net Investment in a Foreign Operation Hedges

          Changes in the fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and losses on derivative instruments.” Periodic derivative net coupon settlements are recorded in net investment income.

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

          The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed minimum income benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated and recorded at fair value with changes in fair value recognized in earnings.

         (g) Total Investments

          Investments Available For Sale

          Investments that are considered available for sale are carried at fair value. The fair value of investments is based upon quoted market values where available, independent pricing services where quoted market values are not available, or by reference to broker or underwriter bid indications. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

          Short-term investments comprise investments with a remaining maturity less than one year. Equity securities include investments in open end mutual funds and shares of publicly traded alternative funds.

          All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on the basis of average cost and amortized cost, respectively. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected in net investment income.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

          (g) Total Investments (continued)

          Investment In Affiliates

          Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain investee’s shareholder equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recent available financial statements are used. This lag in reporting is applied consistently until timely information becomes available. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLC’s or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis.

          Other investments

          The Company accounts for its other investments which do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are based on the net asset value or financial statements provided by the investment manager. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

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

          Monetary assets and liabilities denominated in currencies other than the functional currency of the applicable entity are revalued at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the exchange rate on the date the transaction occurs with the resulting foreign exchange gains and losses on settlement or revaluation recognized in income.

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

          Intangible assets with an indefinite life and goodwill are not amortized. The Company continues to review the carrying value of goodwill related to all of its investments for any impairment as of June 30 and records an adjustment, if any, in the third quarter each year. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined. See Note 5, “Goodwill and Other Intangible Assets” for further information.

         (k) Losses and Loss Expenses

          Unpaid losses and loss expenses include reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company’s property and casualty operations is established by management based on amounts reported from insureds or ceding companies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

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

          For the Company’s financial guarantee reserves, a case basis reserve for unpaid losses and loss adjustment expenses is recorded at the net present value of an estimated loss when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at a balance sheet date. The Company also maintains an unallocated reserve on its financial guarantee business which is based on actuarial reserving analysis. This non-specific reserve is established for expected levels of losses associated with currently insured credits and is based on a portion of premiums earned to date. The Company, on an ongoing basis, monitors these reserves and may periodically adjust such reserves based on the Company’s actual loss experience, its future mix of business, and its view of future economic conditions.

          Certain workers’ compensation and financial guarantee case reserve contracts are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

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

          Guaranteed investment contracts are initially recorded at an amount equal to the value of assets received. The Company may use derivative instruments in order to hedge the Company’s exposure to fluctuations in interest rates related to these contracts. Changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

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

          (o) Stock Plans

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2007, the Company had several stock based Performance Incentive Programs, which are described more fully in Note 20, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from the date of grant. The Company recognizes compensation costs for stock options and restricted stock on a straight-line basis over the requisite service period (usually the vesting period) for each award.

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

          During 2006, the Company did not incur any additional stock based compensation due to the adoption of FAS 123(r) related to the vesting in 2006 of options granted prior to January 1, 2003, as all options granted prior to that date had been fully vested by December 31, 2006.

          During November 2005, the FASB issued FASB Staff Position No. FAS 123(r)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123 (r). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of FAS 123(r).

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (o) Stock Plans (continued)

          For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, the Company accounted for stock option grants under the recognition and measurement principles of APB 25 and related interpretations and accordingly, recognized no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition to all of its stock-based employee compensation:

(U.S. dollars in thousands, except per share amounts)	Year Ended December 31, 2005

Net (loss) available to ordinary shareholders – as reported	$(1,292,298)
Add: Stock based employee compensation expense included in reported net income, net of related tax	17,485
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,513)

Pro forma net (loss) available to ordinary shareholders	$(1,296,326)

(Loss) per ordinary share:
Basic – as reported	$(9.14)
Basic – pro forma	$(9.17)
Diluted – as reported	$(9.14)
Diluted – pro forma	$(9.17)

          FAS 123(r) requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company has adopted this policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all stock based compensation granted.

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

         (q) Fair Value of Financial Instruments

          Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues, estimates of fair values provided by independent pricing services or estimates of fair values determined by the Company. Fair values of financial instruments for which quoted market prices are not available are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements of FAS 107, Disclosures about Fair Value of Financial Instruments. For further information on accounting policies relating to other financial instruments, investments, other investments, notes payable and debt, derivative instruments, and off-balance sheet arrangements, see Notes 2, 7, 9, 14, 15, and 16, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (r) Recent Accounting Pronouncements

          In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 as of January 1, 2007. The application of this standard did not have a material impact on the Company’s financial condition and results of operations.

          In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133; clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement was effective for all financial instruments acquired or issued after January 1, 2007. The Company has applied the fair value option to its investments in interest-only strips from the effective date of this standard. The fair value of interest only strips was $8.9 million and $17.3 million at December 31, 2007 and December 31, 2006, respectively. The application of the fair value option did not have a material impact on the Company’s financial condition and results of operations.

          In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently evaluating the impact of FAS 157; however, it is not expected to have a material impact on the Company’s financial condition and results of operations as this guidance primarily addresses disclosure requirements.

          In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the potential impact of this guidance.

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

          The Company is aware of the SEC’s review of the loss reserving practices of the financial guarantee industry. The Company recognizes that there is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. On April 18, 2007, the FASB issued its anticipated exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60”, which provides guidance for the accounting for financial guarantee insurance contracts under which it considers claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. This exposure draft was issued with a comment deadline of June 18, 2007. The Company has reviewed the exposure draft and will continue its loss reserving methodology as noted in Note 2 (k), until further guidance is finalized by the SEC or FASB. The Company had reserves for financial guarantee insurance contracts of $427.4 million and $262.7 million at December 31, 2007 and December 31, 2006, respectively.

          In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity meets the definition of an investment company for financial reporting purposes and therefore should apply investment company accounting. In addition, the standard provides guidance to determine whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of a non-investment parent company or of an investor who has the ability to exercise significant influence over the investment company and accounts for its investment under the equity method. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was expected to be effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged, however, during its October meeting the FASB agreed to issue an exposure draft that would indefinitely defer the effective date of SOP 07-1 until the FASB can reassess SOP 07-1’s provisions. SOP 07-1 is not expected to have a material impact on the Company’s financial condition and results of operations.

          In December 2007, the FASB issued FAS 141(R), Business Combinations (“FAS 141(R)”). This statement retains the purchase method of accounting for acquisitions, and requires that an acquirer recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. FAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the expensing of acquisition-related costs as incurred, and establishes a framework for recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) will be effective for interim and annual financial statements issued after January 1, 2009 and applies prospectively to business combinations for which the acquisition date is subsequent to January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this guidance, which will apply only in the event of a future business combination.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)

         (r) Recent Accounting Pronouncements (continued)

          In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“FAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be effective for interim and annual financial statements issued after January 1, 2009. FAS 160 must be applied prospectively as of January 1, 2009, however, the presentation and disclosure standards must be applied retrospectively to all periods presented. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this guidance.

          In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 will be effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, the provisions of FAS 157 will not be applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only.

3. Security Capital Assurance (“SCA”)

          On August 4, 2006, the Company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering (“IPO”) of 23.4 million common shares of SCA for proceeds of approximately $446.9 million. On June 6, 2007, the Company completed the sale of a portion of SCA’s common shares still owned by the Company through a secondary offering and thereby reduced its ownership of SCA’s outstanding common shares further from approximately 63% to approximately 46%. Accordingly, SCA is no longer a consolidated subsidiary or operating segment of the Company and the Company accounts for its remaining investment in SCA using the equity method of accounting. Upon completion of the secondary public offering on June 6, 2007 of 10.6 million SCA common shares, the Company received proceeds, net of offering costs, of approximately $316.3 million. The transaction resulted in a gain on sale of $81.3 million, representing the difference between the carrying value of the SCA shares sold and the secondary proceeds, net of offering costs. This gain includes the realization of $5.0 million of SCA’s other comprehensive loss, which had no effect on total shareholders’ equity.

          Management has done extensive analysis of SCA’s underlying financial guarantee portfolio to evaluate the exposures and underlying possible losses arising from recent credit market turbulence. Given management’s view of the potential scale of SCA’s estimated losses along with the uncertainty facing the entire financial guarantee industry, the Company has reduced the reported value of its investment in SCA to nil from the reported equity method value of $669.8 million as at September 30, 2007. Recent market developments with respect to monoline industry and industry analyst reports have indicated that the fair value of any investment in the financial guarantor sector has very uncertain value at this point in time. Subsequent to December 31, 2007, SCA was downgraded by several rating agencies, which significantly limits SCA’s ability to write new business. In addition, the Company’s shares in SCA are unregistered and thus illiquid. Based on the nature of the Company’s investment in SCA and the resultant limitations on any future business models, management believes that the fair value of the Company’s investment in SCA is substantially less than the traded market value at December 31, 2007 of $3.89 per share. Management believe this decline in value is other than temporary.

          Concurrent with the initial public offering (“IPO”) of SCA and subsequently, the Company has entered into certain service, reinsurance and guarantee arrangements with SCA and its subsidiaries, to govern certain aspects of the Company’s relationship with SCA. Prior to the sale of SCA shares through the secondary offering on June 6, 2007, the effect of these arrangements have been eliminated upon consolidation of the Company’s results.

          The income statement impacts of all transactions with SCA have been included in “Net (loss) income from operating affiliates.”

         Service agreements

          The Company has entered into a series of service agreements under which subsidiaries of the Company provide services to SCA and its subsidiaries such as (i) information technology support, (ii) consulting and management services, (iii) actuarial, finance, legal and internal audit services, (iv) certain long-term compensation costs and (v) certain investment management services or receive certain services for a period of time after the IPO. For the period from June 6, 2007 through December 31, 2007, the Company reported net fee income under the aforementioned agreements aggregating to approximately $2.5 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Security Capital Assurance (“SCA”) (continued)

          Reinsurance agreements

          The Company also provides certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of SCA: XL Financial Assurance (“XLFA”) and XL Capital Assurance (“XLCA”). The adverse development cover relates to a specific project financing transaction while the facultative covers generally reinsure certain policies up to the amount necessary for XLCA and XLFA to comply with certain regulatory and risk limits. The excess of loss reinsurance provides indemnification for the portion of any individual paid loss covered by XLFA in excess of 10% of XLFA’s surplus (XLFA’s surplus on a Bermuda statutory basis was approximately $375 million as at September 30, 2007), up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of the underlying policies.

          For the period from June 6, 2007 to December 31, 2007 the Company has incurred case losses of $300.0 million and $51.0 million on a net present value basis with respect to the excess of loss and facultative reinsurance agreements, respectively. In addition, the Company incurred $17.9 million in additional mark to market losses related to those underlying contracts written in derivative form. See Note 15 “Derivative Instruments” for further details on embedded credit derivatives. These losses were based on the Company’s examination of exposures under these agreements and have been recorded within “Net loss from operating affiliates”. These amounts represent the discounted value of expected losses net of related premiums and are discounted at approximately 5%. In the case of the excess of loss cover, the recorded loss represents the discounted value of a $500 million full limit loss. In addition, the Company recorded aggregate earned premiums of $2.0 million net of ceding commission related to the aforementioned agreements from June 6 to December 31, 2007. The Company also carried a net receivable of approximately $17.6 million, net unearned premiums of $39.6 million, net unpaid losses and loss expenses of $425.9 million (of which $351.0 million was incurred subsequent to the secondary offering on June 6, 2007) and derivative liabilities of $17.9 million in relation to these agreements as at December 31, 2007.

          As at December 31, 2007, the Company’s total net exposure under its facultative agreements with SCA subsidiaries was approximately $7.7 billion of net par outstanding. Of this total, approximately $907 million of net par outstanding was related to RMBS and ABS CDOs.

          The following tables present the net par outstanding related to the facultative reinsurance and the adverse development facultative reinsurance noted above at December 31, 2007 by credit quality and broad sector allocation:

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Credit Quality:
AAA	$1,776.0	23.0%
AA	480.2	6.2%
A	981.6	12.7%
BBB	4,230.9	54.7%
BB and below	269.9	3.4%

Total*	$7,738.6	100.0%

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

International Finance	4,433.9	57.3%
Public Finance	824.1	10.6%
Structured Finance	2,480.6	32.1%

Total*	$7,738.6	100.0%

*As at December 31, 2007, $1.8 billion of the total $7.7 billion in net par outstanding was originally written by SCA in derivative form.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Security Capital Assurance (“SCA”) (continued)

          Guarantee agreements

          The Company has also entered into certain guarantee agreements with subsidiaries of SCA. These guarantee agreements terminated with respect to any new business produced by SCA through the underlying agreements after the effective date of SCA’s IPO, but the agreements remain in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The agreements unconditionally and irrevocably guarantee: (i) XLCA for the full and complete performance of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, (ii) the full and complete payments when due of XLCA’s obligations under certain financial guarantees issued by XLCA and arranged by XL Capital Assurance (U.K.) Limited and (iii) Financial Security Assurance (“FSA”) for the full and complete performance of XLFA’s obligations under a FSA Master Facultative Agreement. The guarantees the Company has provided contain a dual trigger, such that the guarantees respond only if two events occur. Firstly, the underlying guaranteed obligation must default on payments of interest and principal, and secondly, the relevant SCA subsidiary must fail to meet its obligations under the applicable reinsurance or guarantee. As at December 31, 2007, the Company’s total net par outstanding falling under these guarantees was $75.2 billion. Indirect consumer mortgages exposures related to these guarantee agreements totaled approximately $2.9 billion related to RMBS and $3.3 billion related to ABS CDOs with greater than 50% RMBS collateral. Again, it is important to note that SCA subsidiaries must fail to meet their obligations under the applicable reinsurance or guarantee before XL would be required to respond to claims under these guarantees and as such, these exposures must be compared to the relevant SCA subsidiary’s current financial resources. In addition, based on all of the above factors, as well as the Company’s current estimates of defaults on the relevant underlying obligations and the Company’s judgment as to the current financial resources of the relevant SCA subsidiaries, the Company has concluded that no losses are expected under these guarantees and accordingly no loss reserves have been recorded. Future developments could expose the Company to potential payments under one or more of the guarantees which could be material to the Company.

          The following tables present the net par outstanding related to the guarantees provided by the Company at December 31, 2007 by credit quality and broad sector allocation:

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

Credit Quality:
AAA	$20,214.9	26.9%
AA	11,784.0	15.7%
A	24,577.4	32.7%
BBB	17,734.5	23.6%
BB and below	851.8	1.1%

Total	$75,162.6	100.0%

	As at December 31, 2007

(U.S. dollars in millions)	Net Par Outstanding	% of Total

International Finance	$11,416.7	15.2%
Public Finance	36,691.4	48.8%
Structured Finance	27,054.5	36.0%

Total	$75,162.6	100.0%

          Other agreements

          As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. XLCA provided financial guarantee insurance policies insuring timely payment of GICs issued by XL Asset Funding Company I LLC (“XLAF”), a subsidiary of the Company. Based on the terms and conditions of the underlying GICs, upon downgrades of XLCA, all or portions of outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company will settle, by late March 2008, the majority of the GIC portfolio. Management had prepared for this possibility and does not expect this liquidity need to have any significant negative impact on the Company’s financial position or results of operations.

          For further information on the Company’s investment in SCA, see Note 8 “Investment in Affiliates”.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information

          To better align the Company’s operating and reporting structure with its current strategy and subsequent to the secondary offering of SCA’s common shares on June 6, 2007, the Company revised its segment structure during the second quarter of 2007. Depending on the nature of the business written, the following product lines or transactions previously managed by and reported as part of the Financial Lines segment, are now managed as part of the Insurance and Reinsurance segments and reported therewith: (i) structured indemnity products managed through the Company’s financial solutions operations (“XLFS”), (ii) political risk products, (iii) weather and energy management products, and (iv) legacy financial guarantee business. Subsequent to June 6, 2007, SCA was no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA is accounted for using the equity method of accounting. However, historical consolidated results of the Company include the separately reported net income of SCA through to June 6, 2007.

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

          The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from each of the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

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

          Life operations

          Life operations covers life reinsurance business written with life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks. This includes a broad range of underlying lines of life assurance business, including term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. This also covers a range of geographic markets, with an emphasis on the U.K., U.S., and Continental Europe.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

          Other Financial lines

          The Other Financial Lines segment is comprised of the guaranteed investment contract (GIC) and funding agreement (FA) businesses. GICs are customized financial products that offer a guaranteed investment return to the purchaser. GIC issuance is driven by municipal and structured finance bond issuers needing to reinvest bond proceeds. For example, a municipal entity that raises funds for a particular project may invest such funds in a GIC pending their drawdown to complete the project. FAs are very similar to GICs, have known cash flows and are sold to institutional investors, typically through medium term note programs. GICs and FAs provide users guaranteed rates of interest on amounts invested with the Company.

          As noted above, as a result of the downgrades of XLCA, the Company will settle, by late March 2008, the majority of the GIC portfolio.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year ended December 31, 2007:
(U.S. dollars in thousands, except ratios)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	SCA (8)	Total

Gross premiums written	$5,434,266	$2,663,494	$8,097,760	$743,220	$—	$156,983	$8,997,963
Net premiums written	4,186,855	2,110,865	6,297,720	698,693	—	130,445	7,126,858

Net premiums earned	4,116,588	2,302,039	6,418,627	701,047	—	85,682	7,205,356
Fee income and other	11,812	1,698	13,510	698	—	63	14,271

Net losses and loss expenses	2,594,812	1,244,764	3,839,576	888,658	—	1,427	4,729,661
Acquisition costs	484,014	482,024	966,038	90,923	—	6,752	1,063,713
Operating expenses (1)	683,108	205,966	889,074	34,838	—	43,546	967,458

Underwriting profit (loss)	$366,466	$370,983	$737,449	$(312,674)	$—	$34,020	$458,795

Exchange losses (gains)	29,567	(48,219)	(18,652)	(1,121)	—	39	(19,734)
Net investment income	—	—	1,289,554	390,227	—	48,468	1,728,249
Net results from structured products (2)	(2,480)	25,520	23,040	—	48,140	(61)	71,119

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$2,068,695	$78,674	$48,140	$82,388	$2,277,897

Corporate & other:

Net realized & unrealized (losses) on investment & derivative instruments (3)						$(20,482)	$(658,719)
Net (loss) from investment and operating affiliates (4)						—	(733,841)
Corporate operating expenses						—	139,469
Interest expense (5)						—	210,449
Minority interest						23,994	23,928
Income taxes & other						73	235,602

Net Income						$37,839	$275,889

Ratios—P&C operations: (6)
Loss and loss expense ratio	63.0%	54.1%	59.8%
Underwriting expense ratio	28.4%	29.8%	29.0%

Combined ratio	91.4%	83.9%	88.8%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $131.5 million, $85.0 million, and $23.5 million, respectively.

(3)

This includes net realized losses on investments of $603.3 million, net realized and unrealized losses on investment and other derivatives of $55.4 million, but does not include unrealized appreciation or depreciation on investments for which the decline was considered temporary, which are included in accumulated other comprehensive income (loss).

(4)

Net (loss) from investment and operating affiliates includes the equity earnings from the Company’s investment in SCA since June 6, 2007, reported on a one quarter lag as well losses, including OTTI, associated with this investment and losses relating to reinsurance agreements with SCA.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. The net results from these products include net investment income, interest expense and operating expenses of $389.0 million, $326.4 million, and $14.5 million, respectively. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $370.7 million of the reported realized losses on investments for 2007 related to portfolios associated with funding agreements and guaranteed investment contracts.

(8)

Net income from SCA represents consolidated earnings for the period from January 1, 2007 through to June 6, 2007, prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounted for its remaining investment in SCA using the equity method of accounting.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year ended December 31, 2006:
(U.S. dollars in thousands, except ratios)

	Insurance (2)	Reinsurance (2) (7)	Total P&C	Life Operations (7)	Other Financial Lines (8)	SCA	Total

Gross premiums written	$5,627,293	$3,066,138	$8,693,431	$686,906	$—	$405,910	$9,786,247
Net premiums written	4,185,372	2,384,340	6,569,712	646,608	—	401,127	7,617,447

Net premiums earned	4,159,323	2,570,959	6,730,282	646,450	—	192,786	7,569,518
Fee income and other	24,425	4,597	29,022	327	—	2,383	31,732

Net losses and loss expenses	2,726,847	1,459,309	4,186,156	807,255	—	15,038	5,008,449
Acquisition costs	497,367	511,133	1,008,500	74,675	—	18,871	1,102,046
Operating expenses (1)	640,470	190,545	831,015	35,720	—	82,389	949,124

Underwriting profit (loss)	$319,064	$414,569	$733,633	$(270,873)	$—	$78,871	$541,631

Exchange losses (gains)	140,248	(42,894)	97,354	(8,158)	—	177	89,373
Net investment income (2)	—	—	1,090,785	351,935	—	78,348	1,521,068
Net results from structured products (3)	6,895	36,218	43,113	—	34,702	—	77,815

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$1,770,177	$89,220	$34,702	$157,042	$2,051,141

Corporate & other: (2)
Net realized & unrealized (losses) gains on investment & derivative instruments (4)						$(24,202)	$(15,275)
Net income from investment and operating affiliates						—	380,706
Corporate operating expenses						—	199,723
Interest expense (5)						—	207,066
Minority interest						25,130	25,016
Income taxes & other						3,133	222,000

Net Income						$104,577	$1,762,767

Ratios—P&C operations: (6)
Loss and loss expense ratio	65.6%	56.8%	62.2%
Underwriting expense ratio	27.4%	27.3%	27.3%

Combined ratio	93.0%	84.1%	89.5%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(3)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $115.2 million, $48.4 million, and $23.7 million, respectively.

(4)

This includes net realized losses on investments of $116.5 million, net realized and unrealized gains on investment and other derivatives of $101.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

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

(8)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. The net results from these products include net investment income, interest expense and operating expenses of $341.9 million, $296.8 million, and $10.4 million, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year ended December 31, 2005:

(U.S. dollars in thousands, except ratios)

	Insurance (2)	Reinsurance (2) (7)	Total P&C	Life Operations (7)	Other Financial Lines (8)	SCA	Total

Gross premiums written	$5,848,121	$3,372,189	$9,220,310	$2,350,319	$—	$278,868	$11,849,497
Net premiums written	4,310,232	2,733,165	7,043,397	2,311,275	—	262,787	9,617,459

Net premiums earned	4,165,708	2,734,161	6,899,869	2,306,276	—	159,350	9,365,495
Fee income and other	15,205	2,979	18,184	320	—	793	19,297

Net losses and loss expenses	4,624,664	2,782,565	7,407,229	2,510,029	—	27,107	9,944,365
Acquisition costs	516,622	581,239	1,097,861	80,636	—	16,847	1,195,344
Operating expenses (1)	520,452	150,279	670,731	23,480	—	68,260	762,471

Underwriting profit (loss)	$(1,480,825)	$(776,943)	$(2,257,768)	$(307,549)	$—	$47,929	$(2,517,388)

Exchange losses (gains)	(25,407)	33,183	7,776	1,421	—	1,757	10,954
Net investment income (2)	—	—	810,482	298,408	—	52,213	1,161,103
Net results from structured products (3)	17,568	12,604	30,172	—	33,720	—	63,892

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$(1,424,890)	$(10,562)	$33,720	$98,385	$(1,303,347)

Corporate & other: (2) Net realized & unrealized (losses) gains on investment & derivative instruments (4)						$(9,936)	$270,740
Net income from investment and
operating affiliates						—	222,270
Corporate operating expenses						—	185,936
Interest expense (5)						—	187,457
Minority interest						8,431	8,210
Income taxes & other						(1,278)	60,036

Net Income						$81,296	$(1,251,976)

Ratios—P&C operations: (6)
Loss and loss expense ratio	111.0%	101.8%	107.4%

Underwriting expense ratio	24.9%	26.8%	25.6%

Combined ratio	135.9%	128.6%	133.0%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

(3)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $100.6 million, $50.0 million, and $20.4 million, respectively.

(4)

This includes net realized gains on investments of $241.9 million, net realized and unrealized gains on investment and other derivatives of $28.8 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

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

(8)

The Other Financial Lines segment is comprised of the guaranteed investment contract and funding agreement businesses. The net results from these products include net investment income, interest expense and operating expenses of $213.3 million, $166.4 million, and $13.2 million, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Year ended December 31, 2007:
(U.S. dollars in thousands, except ratios)

	Insurance	Reinsurance	Life Operations	SCA	Total

P&C Operations:
Casualty — professional lines	$1,404,567	$273,494	$—	$—	$1,678,061
Casualty — other lines	819,687	602,452	—	—	1,422,139
Property catastrophe	52,541	264,666	—	—	317,207
Other property	632,959	753,278	—	—	1,386,237
Marine, energy, aviation and satellite	638,162	141,619	—	—	779,781
Other specialty lines (1)	484,928	—	—	—	484,928
Other (2)	33,416	240,049	—	—	273,465
Structured indemnity	50,328	26,481	—	—	76,809

Total P&C Operations	$4,116,588	$2,302,039	$—	$—	$6,418,627

Life Operations:
Other Life	$—	$—	$429,690	$—	$429,690
Annuity	—	—	271,357	—	271,357

Total Life Operations	$—	$—	$701,047	$—	$701,047

SCA	$—	$—	$—	$85,682	$85,682

Total	$4,116,588	$2,302,039	$701,047	$85,682	$7,205,356

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Year ended December 31, 2006:
(U.S. dollars in thousands, except ratios)

	Insurance	Reinsurance	Life Operations	SCA	Total

P&C Operations:
Casualty — professional lines	$1,483,518	$346,870	$—	$—	$1,830,388
Casualty — other lines	847,834	723,854	—	—	1,571,688
Property catastrophe	56,714	234,965	—	—	291,679
Other property	585,366	749,714	—	—	1,335,080
Marine, energy, aviation and satellite	676,009	154,313	—	—	830,322
Other specialty lines (1)	415,749	—	—	—	415,749
Other (2)	60,784	294,532	—	—	355,316
Structured indemnity	33,349	66,711	—	—	100,060

Total P&C Operations	$4,159,323	$2,570,959	$—	$—	$6,730,282

Life Operations:
Other Life	$—	$—	$332,397	$—	$332,397
Annuity	—	—	314,053	—	314,053

Total Life Operations	$—	$—	$646,450	$—	$646,450

SCA	$—	$—	$—	$192,786	$192,786

Total	$4,159,323	$2,570,959	$646,450	$192,786	$7,569,518

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (continued)

Year ended December 31, 2005:
(U.S. dollars in thousands, except ratios)

	Insurance	Reinsurance	Life Operations	SCA	Total

P&C Operations:
Casualty — professional lines	$1,407,188	$356,937	$—	$—	$1,764,125
Casualty — other lines	919,268	858,651	—	—	1,777,919
Property catastrophe	57,027	302,291	—	—	359,318
Other property	561,135	701,459	—	—	1,262,594
Marine, energy, aviation and satellite	661,260	194,646	—	—	855,906
Other specialty lines (1)	435,662	—	—	—	435,662
Other (2)	101,883	288,403	—	—	390,286
Structured indemnity	22,285	31,774	—	—	54,059

Total P&C Operations	$4,165,708	$2,734,161	$—	$—	$6,899,869

Life Operations:
(U.S. dollars in thousands, except ratios)
Other Life	$—	$—	$253,412	$—	$253,412
Annuity	—	—	2,052,864	—	2,052,864

Total Life Operations	$—	$—	$2,306,276	$—	$2,306,276

SCA	$—	$—	$—	$159,350	$159,350

Total	$4,165,708	$2,734,161	$2,306,276	$159,350	$9,365,495

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

          The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C operations and SCA:
(U.S. dollars in thousands)	2007	2006	2005

Bermuda	$660,480	$751,593	$1,005,017
United States	3,141,680	3,683,810	3,498,113
Europe and other	2,626,005	2,535,436	2,803,054

Total P&C operations and SCA	$6,428,165	$6,970,839	$7,306,184

Life Operations: (U.S. dollars in thousands)
Bermuda	$276,834	$329,969	$266,433
United States	5,232	265	—
Europe and other	416,627	316,374	2,044,842

Total life operations	$698,693	$646,608	$2,311,275

Total	$7,126,858	$7,617,447	$9,617,459

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets

          The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2007, 2006 and 2005:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total

Balance at December 31, 2004	$1,779,454	$26,961	$21,367	$1,827,782
Amortization	—	—	(10,752)	(10,752)
Foreign Currency Translation	(2,486)	—	—	(2,486)

Balance at December 31, 2005	$1,776,968	$26,961	$10,615	$1,814,544
Addition and write-down	—	3,234	—	3,234
Amortization	—	—	(2,355)	(2,355)
Foreign Currency Translation	2,673	—	—	2,673

Balance at December 31, 2006	$1,779,641	$30,195	$8,260	$1,818,096
Addition	35,112	—	—	35,112
Deduction of SCA goodwill upon deconsolidation	(11,529)	—	—	(11,529)
Amortization	—	—	(1,680)	(1,680)
Foreign Currency Translation	1,592	—	—	1,592

Balance at December 31, 2007	$1,804,816	$30,195	$6,580	$1,841,591

          The addition to goodwill during 2007 was related to the Company’s purchase of Global Asset Protection Services LLC (“GAPS”). See Note 6, “Business Combinations” for further details. As at December 31, 2007 and 2006, goodwill and other intangible assets primarily related to the Reinsurance and Insurance segments were $1.4 billion and $0.4 billion, respectively.

6. Business Combinations

          Global Asset Protection Services LLC

          On November 30, 2007, the Company purchased all of the issued and outstanding limited liability company interests in GAPS, a loss prevention consulting service provider. GAPS is a provider of unbundled loss prevention consulting services, offering individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis.

          The GAPS operation and XL Insurance’s existing loss prevention services will be merged to form XL GAPS. XL GAPS will employ more than 150 engineers worldwide, with a strong presence in America, Europe, Asia and Australia and will remain independent of XL’s underwriting operations and will continue to provide loss prevention consulting services to existing clients as well as to clients of the Company. The acquisition is intended to help the Company achieve its long-term growth plans in both the loss prevention market and as a primary insurer. The focus is to offer XL GAPS clients high quality risk management solutions.

          The aggregate purchase price was approximately $34.1 million in cash. The final purchase price is subject to adjustment upon receipt of a closing balance sheet and the Company is in the process of obtaining third-party valuations of certain intangible assets, which are both expected to be completed during the first quarter of 2008; accordingly, both the final purchase price and its allocation are subject to refinement. Of the purchase price paid during 2007, ($1.0) million was allocated to the identifiable net liabilities assumed, with the remaining $35.1 million recorded as goodwill. GAPS results of operations were included in the Company’s income statement from the date of purchase, however, they did not have a significant impact on the Company’s results.

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments

          Net investment income is derived from the following sources:

Year Ended December 31 (U.S. dollars in thousands)	2007	2006	2005

Fixed maturities, short-term investments and cash equivalents	$2,262,615	$2,000,296	$1,420,557
Equity securities and other investments	37,932	24,884	94,974
Funds withheld	20,854	23,589	19,722

Total gross investment income	2,321,401	2,048,769	1,535,253
Investment expenses	(72,594)	(70,585)	(60,214)

Net investment income	$2,248,807	$1,978,184	$1,475,039

          The following represents an analysis of net realized gains (losses) and the change in unrealized (losses) gains on investments:

Year Ended December 31 (U.S. dollars in thousands)	2007	2006	2005

Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$251,265	$182,916	$401,163
Gross realized losses	(1,012,805)	(390,427)	(250,839)

Net realized (losses) gains	(761,540)	(207,511)	150,324
Equity securities:
Gross realized gains	205,240	189,971	145,659
Gross realized losses	(46,930)	(88,519)	(54,081)

Net realized gains	158,310	101,452	91,578

Other investments:
Gross realized gains	—	5,026	—
Write-down of other investments (see Note 9, “Other Investments”)	(38)	(15,425)	(20)

Net realized (losses) gains on investments	(603,268)	(116,458)	241,882
Net realized and unrealized (losses) gains on investment derivative instruments	(30,481)	60,992	(29,418)

Net realized (losses) gains on investments and net realized and unrealized (losses) gains on investment derivative instruments	(633,749)	(55,466)	212,464

Change in unrealized (losses) gains:
Fixed maturities and short-term investments	(777,055)	(179,192)	(350,742)
Equity securities	4,981	13,678	(12,860)
Affiliates and other investments	27,218	32,256	25,437

Net change in unrealized (losses) on investments	(744,856)	(133,258)	(338,165)

Total net realized (losses) gains on investments, net realized and unrealized (losses) gains on investment derivative instruments, and net change in unrealized (losses) on investments	$(1,378,605)	$(188,724)	$(125,701)

          Net realized gains and losses in 2007 and 2006 included a loss of $611.0 million and $151.4 million, respectively, relating to certain fixed income, equity securities and other investments where the Company determined that there was an other than temporary decline in the value of those investments.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

          The total amount of other than temporary declines in value in 2007 included $608.3 million related to maturities and short-term investments, $2.6 million on equity securities and $0.1 million on other investments. The total amount of other than temporary declines in value in 2006 included $133.2 million related to fixed income securities, $2.8 million on equity securities, and $15.4 million on other investments.

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

December 31, 2007 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government agency	$2,585,336	$102,135	$(1,698)	$2,685,773
Corporate	13,407,142	104,967	(524,861)	12,987,248
Mortgage and asset-backed securities	14,881,988	109,666	(497,777)	14,493,877
U.S. States and political subdivisions of the States	252,818	2,803	(2,087)	253,534
Non-U.S. Sovereign Government	3,106,532	100,207	(19,381)	3,187,358

Total fixed maturities	$34,233,816	$419,778	$(1,045,804)	$33,607,790

Total short-term investments	$1,814,445	$12,448	$(23,695)	$1,803,198

Total equity securities	$664,213	$205,498	$(14,896)	$854,815

December 31, 2006 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government agency	$2,569,734	$12,916	$(25,117)	$2,557,533
Corporate	14,111,548	192,654	(118,238)	14,185,964
Mortgage and asset-backed securities	16,262,489	50,052	(75,648)	16,236,893
U.S. States and political subdivisions of the States	65,388	727	(570)	65,545
Non-U.S. Sovereign Government	2,970,600	120,879	(16,056)	3,075,423

Total fixed maturities	$35,979,759	$377,228	$(235,629)	$36,121,358

Total short-term investments	$2,340,304	$6,645	$(8,462)	$2,338,487

Total equity securities	$705,517	$191,052	$(5,431)	$891,138

          The Company had gross unrealized losses totaling $1,084.4 million at December 31, 2007, which it considers to be temporary impairments. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors included below.

          Factors considered in determining that additional other-than-temporary impairment charges were not warranted include; managements’ consideration of current and near term liquidity needs, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales. Securities in an unrealized loss position at December 31, 2007 are comprised of sub-prime first liens and Alt-A asset backed securities, CDOs with insignificant residential mortgage collateral, unrealized foreign exchange losses on U.S. dollar investments held in foreign subsidiaries with little underlying value impairment and unrealized losses on investments supporting long-term liabilities which have no history of significant sales at a loss. Following a detailed review of the Company’s underlying sub-prime and related residential mortgage exposures (“topical assets”) described above, as well as a consideration of the broader structured credit market, the Company has concluded that the remaining investments in these asset classes have decreased in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration. Topical assets are held primarily in the Company’s Other Financial Lines segment portfolios and management has put in place a strategy to monitor and address the liquidity needs associated with these portfolios with the intent of holding the positions to recovery. The fact that the underlying securities cash flows continue to be in accordance with their contractual terms, combined with manager evaluations of the fundamentals supporting the underlying positions, have lead management to conclude that the values of the investments for which it reports unrealized losses as at December 31, 2007 are not other than temporarily impaired, as management currently has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

          At December 31, 2007, there were $1,069.5 million of gross unrealized losses on fixed maturities and short-term investments, and $14.9 million of gross unrealized losses on equity securities. At December 31, 2006, there were $244.1 million of gross unrealized losses on fixed maturities and short-term investments, and $5.4 million of gross unrealized losses on equity securities. At both December 31, 2007 and 2006, approximately 2.3% of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 6.4% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2007 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at December 31, 2007 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

          The following is an analysis of how long each of those securities at December 31, 2007 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2007 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments:
U.S. Government and Government agency	$122,199	$552	$31,795	$1,166
Corporate	6,495,775	306,047	3,060,081	240,055
Mortgage and asset-backed securities	5,716,732	408,108	1,975,361	91,731
U.S. States and political subdivisions of the States	68,028	1,844	4,202	253
Non-U.S. Sovereign Government	454,992	5,354	531,052	14,389

Total fixed maturities and short-term investments	$12,857,726	$721,905	$5,602,491	$347,594

Total equity securities	$195,703	$14,896	$—	$—

          The following is an analysis of how long each of those securities at December 31, 2006 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2006 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments:
U.S. Government and Government agency	$1,205,081	$11,470	$1,032,586	$15,660
Corporate	4,250,650	78,928	2,806,375	43,531
Mortgage and asset-backed securities	4,534,790	26,529	3,698,578	50,239
U.S. States and political subdivisions of the States	37,384	564	30,158	407
Non-U.S. Sovereign Government	1,420,476	15,263	90,357	1,500

Total fixed maturities and short-term investments	$11,448,381	$132,754	$7,658,054	$111,337

Total equity securities	$54,386	$5,431	$—	$—

          The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$5,980,146	$5,946,528	$6,744,180	$6,783,611
Due after 5 through 10 years	6,559,877	6,536,884	5,810,974	5,778,200
Due after 10 years	6,811,805	6,630,501	7,162,116	7,322,654
Mortgage and asset-backed securities	14,881,988	14,493,877	16,262,489	16,236,893

	$34,233,816	$33,607,790	$35,979,759	$36,121,358

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments (continued)

          At December 31, 2007 and 2006, approximately $144.3 million and $142.4 million, respectively, of securities included in investments available for sale were loaned to various counter-parties through the Company’s securities lending program. At December 31, 2007 and 2006, approximately $146.2 million and $147.2 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

          Securities in an unrealized loss position were comprised of approximately 7,800 securities, of which 83% of the unrealized loss were securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are high quality investment grade fixed maturities depressed due to broad overall market widening of credit spreads seen in the third and fourth quarter of 2007.

          At December 31, 2007 and 2006, approximately $704.7 million and $698.1 million, respectively, of securities were on deposit with various U.S. state or government insurance departments in order to comply with relevant insurance regulations.

          The fair values of securities on loan at December 31, 2007 and 2006 are detailed below.

(U.S. dollars in thousands)	2007	2006

Fixed maturities	$142,095	$117,007
Equities	2,158	25,371

Total	$144,253	$142,378

          The Company has three facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $1,549.5 million at December 31, 2007 and $1,336.0 million at December 31, 2006. At December 31, 2007 and 2006, approximately $159.3 million and $171.9 million, respectively, of letters of credit were issued and outstanding under these facilities.

8. Investments in Affiliates

          The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

	December 31, 2007		December 31, 2006		December 31, 2005

(U.S. dollars in thousands)	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year

Investment fund affiliates	$2,209,954	$326,007	$1,884,609	$269,036	$1,727,612	$154,844
Operating affiliates:
Financial operating affiliates	21,045	(1,190,161)	151,795	23,461	122,162	5,055
Other strategic operating affiliates	132,444	35,683	94,620	10,519	22,490	9,823
Investment manager affiliates	247,706	94,630	177,757	77,690	174,457	52,548

Total	$2,611,149	$(733,841)	$2,308,781	$380,706	$2,046,721	$222,270

          When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recent available financial statements are used. This lag in reporting is applied consistently until timely information becomes available.

          The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively, these investments in funds, partnerships and other vehicles are classified as ‘investment fund affiliates’. At December 31, 2007, investments affiliates totaled $2.2 billion of which $1.8 billion was invested in the alternative investment portfolio and $0.4 billion consisted of private investments. At December 31, 2006, investment fund affiliates totaled $1.9 billion of which $1.6 billion was invested in the alternative investment portfolio and $0.3 billion consisted of private investments.

          The Company’s significant financial operating affiliate investments at December 31, 2007 included SCA and Primus Guaranty, Ltd. (“Primus”) with ownership of 46.9% and 33.1%, respectively. Subsequent to the secondary offering of SCA common shares on June 6, 2007, SCA was no longer a consolidated subsidiary or a separate operating segment of the Company and its remaining investment in SCA was accounted for, prospectively, using the equity method of accounting and is included within the results of the Company’s financial operating affiliates. However, historical consolidated results of the Company continue to include the separately reported net income of SCA through to June 6, 2007.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Affiliates (continued)

          For the period from June 6, 2007 to December 31, 2007 the Company has incurred case losses of $300.0 million and $51.0 million on a net present value basis with respect to the excess of loss and facultative reinsurance agreements with SCA, respectively. In addition, the Company incurred $17.9 million in additional mark to market losses related to those underlying contracts written in derivative form. See Note 15 “Derivative Instruments” for further details on embedded credit derivatives. These losses were based on the Company’s examination of exposures under these agreements and have been recorded within “Net loss from operating affiliates” and not within property and casualty underwriting results. These amounts represent the discounted value of expected losses net of related premiums and are discounted at approximately 5%. In the case of the excess of loss cover, the recorded loss represents the discounted value of a $500 million full limit loss.

          Management has done extensive analysis of SCA’s underlying financial guarantee portfolio to evaluate the exposures and underlying possible losses arising from recent credit market turbulence. Given Management’s view of the potential scale of SCA’s estimated losses along with the uncertainty facing the entire financial guarantee industry, the Company has reduced the reported value of its investment in SCA to nil from the reported equity method value of $669.8 million as at September 30, 2007. Recent market developments with respect to monoline industry and industry analyst reports have indicated that the fair value of any investment in the financial guarantee sector has very uncertain value at this point in time. Subsequent to December 31, 2007 SCA was downgraded by several ratings agencies, which significantly limits SCA’s ability to write new business. In addition, the shares in SCA held by the Company are unregistered and thus illiquid. Based on the nature of the Company’s investment in SCA and the resultant limitations on any future business models, management believes that the fair value of the Company’s investment in SCA is substantially less than the aggregate fair value of $117.0 million based upon the traded market value at December 31, 2007 of $3.89 per share. Management believe this decline in value is other than temporary.

          The reported results of SCA are not sufficiently timely for the equity method to be applied currently, therefore as allowed under U.S GAAP, the Company reports such earnings on a one quarter lag. Management expects to continue this practice in future periods with appropriate consideration given by disclosure or otherwise to the effects of any known intervening events that materially affect the Company’s financial position or results of operations. The current write down in the reported investment value of SCA is based, in part, on the estimated losses SCA are expected to record in the fourth quarter of 2007 and as such management does not expect to report these losses again in the first quarter of 2008.

          As at September 30, 2007, SCA had total assets of $2.99 billion, total liabilities of $1.35 billion, outstanding preferred share equity of $246.6 million, and common shareholders equity of $1.35 billion. For the period from June 6, 2007 to September 30, 2007 SCA had net earned premiums of $73.1 million, total revenues of $(40.4) million, and a net loss to common shareholders before minority interest of $77.4 million. For further details of the results of SCA and the Company’s related transactions see Note 3 “Security Capital Assurance.”

          Recent Primus press releases indicate that the general widening of market credit spreads have significantly impacted Primus’ mark to market credit derivative liabilities resulting in a negative book value. The results of Primus have historically been reported on a one quarter lag, however, management believes that based on the signficance of the underlying book value change, it is appropriate at this time to write the investment down to nil consistent with the recently disclosed Primus fourth quarter results. As at December 31, 2007, the aggregate fair value of the Company’s investment in Primus would have been $104.5 million based upon the traded market value of Primus of $7.01 per share. As at December 31, 2007, Primus had total assets of $882.7 million, total liabilities of $852.7 million, outstanding preferred shares of $98.5 million and common shareholders deficit of $93.5 million. For the year ended December 31, 2007, Primus reported net credit default swap losses of $535.1 million and a net loss available to common shareholders of $563.5 million.

          The Company’s other strategic operating affiliates at December 31, 2007 included investments of $53.5 million in ARX Holding Corporation and $78.1 million in ITAÚ XL Seguros Corporativos S.A., with ownership in these entities at 46.4% and 49.9%, respectively.

          The Company’s investment manager affiliates include Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, Stanfield Capital Partners, a credit-oriented asset management firm specializing in collateralized loan obligations, OneCapital Management Partners, a diversified alternative investment management firm, Banquo Credit Management LLP, a European-based credit asset management firm, Artemis Advisors LLC, a U.S. focused equity firm, Polar Capital Holdings plc, an investment firm offering traditional and alternative products, Cinnamon Capital Management LLP, an asset management firm that invests in the residuals of European asset backed securities, HighVista Strategies LLC, a diversified wealth management firm, and Finisterre Cayman Limited, an emerging market specialist asset management firm.

          During 2006, the Company sold its interest in FrontPoint Partners LLC, an integrated alternative asset firm, resulting in equity earnings of $41.7 million recorded in 2006 related to the initial sale and $32.4 million recorded in 2007, primarily related to the receipt of contingent proceeds.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Affiliates (continued)

          In addition to the writedowns noted above, during the years ended December 31, 2007, 2006, and 2005, the Company recorded other than temporary declines in the values of certain affiliates totaling $63.5 million, $19.8 million, and $2.5 million, respectively. Other than temporary declines in 2007, 2006 and 2005 related primarily to investment management affiliates.

          In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represents goodwill on acquisition or other-than-temporary impairments recorded with respect to the investment.

          See Note 18(c), “Commitments and Contingencies – Investments in Affiliates” for further information regarding commitments related to investment in affiliates.

9. Other Investments

          Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in non-rated collateralized loan obligations. Income from other investments was $17.1 million and $9.1 million for the years ended December 31, 2007 and 2006, respectively. Unrealized gains from these limited private investment partnerships was $13.6 million and $10.0 million as at December 31, 2007 and 2006 respectively.

          Income on unrated tranches of collateralized loan obligations is reflected only to the extent the Company’s principal has been fully recovered. Income on alternative investments included in other investments is realized only on ultimate sale of these investments. The Company had net unrealized gains of $78.9 million and $49.1 million, respectively, at December 31, 2007 and 2006, related to these alternative investments. In 2007 and 2006, the Company had realized gains related to the alternative investments of nil and $5.0 million, respectively.

          See Note 18(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

          The Company regularly reviews the performance of these other investments. The Company recorded losses of $0.1 million, $15.4 million and $0.1 million in the years ended December 31, 2007, 2006 and 2005, respectively, due to other than temporary declines in values of these other investments.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses

          Unpaid losses and loss expenses are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2007	2006	2005

Reserve for reported losses and loss expenses	$10,956,851	$10,851,227	$10,480,378
Reserve for losses incurred but not reported	12,250,843	12,043,794	13,117,437

Unpaid losses and loss expenses	$23,207,694	$22,895,021	$23,597,815

          Net losses and loss expenses incurred are comprised of:

Year Ended December 31
(U.S. dollars in thousands)	2007	2006	2005

Loss and loss expenses payments	$5,410,635	$6,078,309	$4,795,569
Change in unpaid losses and loss expenses (1)	(352,150)	(1,139,272)	4,764,531
Change in unpaid losses and loss expenses recoverable	377,277	1,442,405	102,800
Paid loss recoveries	(1,594,759)	(2,180,248)	(2,228,564)

Net losses and loss expenses incurred	$3,841,003	$4,201,194	$7,434,336

(1) Does not include $351.0 million of losses incurred related to the facultative and excess of loss reinsurance of SCA. These losses are included in “Net loss from operating affiliates.”

          The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

Year Ended December 31
(U.S. dollars in thousands)	2007	2006	2005

Unpaid losses and loss expenses at beginning of year	$22,895,021	$23,597,815	$19,615,773
Unpaid losses and loss expenses recoverable	4,995,373	6,396,984	6,944,300

Net unpaid losses and loss expenses at beginning of year	17,899,648	17,200,831	12,671,473
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,266,444	4,311,798	6,320,616
Prior years	(425,441)	(110,604)	1,113,720

Total net incurred losses and loss expenses	3,841,003	4,201,194	7,434,336
Exchange rate effects	421,575	355,500	(337,973)
Net loss reserves (disposed) acquired	(155,259)	40,184	—
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	627,748	460,853	559,392
Prior years	3,188,128	3,437,208	2,007,613

Total net paid losses	3,815,876	3,898,061	2,567,005
Net unpaid losses and loss expenses at end of year	18,191,091	17,899,648	17,200,831
Unpaid losses and loss expenses recoverable	4,665,615	4,995,373	6,396,984
Financial guarantee losses recorded within net income from operating affiliates	350,988	—	—

Unpaid losses and loss expenses at end of year	$23,207,694	$22,895,021	$23,597,815

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          The following table presents the net (favorable) adverse prior years loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in millions)	2007	2006	2005

Insurance segment	$(158.1)	$(13.2)	$1,020.2
Reinsurance segment	(267.3)	(97.4)	93.5

Total	$(425.4)	$(110.6)	$1,113.7

          The significant developments in prior year loss reserve year estimates for each the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

          Insurance Segment

          The Insurance segment net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse prior year development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Net adverse prior year development in other insurance lines relates to adverse development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk. Gross prior year releases totaled $177.6 million for the Insurance segment during 2007.

          In 2006, net favorable prior year reserve development in the Insurance segment was $13.2 million and consisted of reserve releases of $94.4 million in property lines and $91.1 million in casualty lines, partially offset by $96.5 million, $46.5 million and $29.3 million of prior year adverse development in certain professional, marine and other lines of business, respectively. The gross prior year favorable development for the Insurance segment was $371.4 million. This gross favorable development exceeds the corresponding net development as gross reported losses in casualty developed more favorably than net losses. Lower gross reported loss amounts reflect reductions in several large recoverable losses on older years and an absence of new large losses, with consequent reductions to reinsurance recoveries.

          During 2005, total net adverse prior year development within the Insurance Segment was $1.02 billion of which $834.2 million resulted from the negative outcome of the Winterthur Decision. The remaining $186.0 million was comprised of net adverse development of $259.7 million in professional lines and $34.7 million within other specialty lines including runoff and discontinued business partially offset by releases of $108.4 million primarily in European casualty business.

          There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

          Reinsurance Segment

          Within the Reinsurance segment, net prior year releases of $267.3 million in the year ended December 31, 2007 consisted of $188.7 million primarily in property and other short-tail lines of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the US and non-US casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement. Favorable gross prior year development of $259.7 million was in line with the net development.

          During 2006, net overall favorable prior year reserve development for the year ended December 31, 2006 was $97.4 million. This overall favorable development was made up of releases of $133.0 million in property and other shorter-tail lines of business and partially offset by prior year adverse reserve development of $7.3 million in casualty and other lines and $28.3 million within structured indemnity lines. The overall net favorable development within property and other short-tail lines of $133.0 million included $75.4 million in adverse development specifically related to the 2005 catastrophes. The gross prior year development for the Reinsurance segment totaled $17.7 million favorable. This gross favorable development is less than the corresponding net development as net adverse development on the 2005 catastrophes was less significant than the gross adverse development due to reinsurance recoveries.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Losses and Loss Expenses (continued)

          During 2005, net prior year reserves across the Reinsurance segment developed adversely by $93.5 million and consisted of reserve strengthening of $266.9 million in casualty and professional lines, and was partially offset by releases in other lines of business of $173.4 million.

          There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

          Other loss information

          Net losses disposed in 2007 in the amount of $155.3 million represent reserves associated with the de-consolidatation of SCA following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance-to-close loss portfolio transfer.

          The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2007 and 2006, the reserve for potential non-recoveries from reinsurers was $193.1 million and $218.3 million, respectively.

     Except for certain financial guarantee and workers’ compensation liabilities, the Company does not discount its unpaid losses and loss expenses.

     With respect to financial guarantee liabilities the amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries.

     The net income impact of case basis reserves with respect reinsurance provided to SCA subsequent to the secondary sale of SCA common shares on June 6, 2007 of $351.0 million is included in “Net loss from operating affiliates”, and the unpaid case reserves related to such losses are in unpaid losses and loss expenses. These losses are associated with the credit enhancement of certain ABS CDO exposures as well as residential mortgage backed securities backed by home equity lines of credit collateral. Certain of these underlying exposures were written by SCA in derivative form as credit default swaps. Consistent with both the Company’s and SCA’s accounting policies the unrealized fair value liability on those contracts written in derivative form include both an insurance reserve component and a mark to market liability. A component of the overall fair value liability is classified as a case reserve once the loss is considered probable and can be reasonably estimated. Such case reserves are reported on a discounted basis and net of the present value of related future premiums. The Company discounts such reserves using a discount rate of approximately 5%. The remainder of the liability is classified as a derivative liability. As at December 31, 2007 the derivative liability recorded by the Company with respect to these contracts was $17.9 million.

     The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2006: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2007 and 2006 were $813.7 million and $812.1 million, respectively. The related discounted unpaid losses and loss expenses were $377.0 million and $367.1 million as of December 31, 2007 and 2006, respectively.

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

          A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

Year Ended December 31, (U.S. dollars in thousands)	2007	2006	2005

Net unpaid losses and loss expenses at beginning of year	$112,963	$51,260	$57,400
Net incurred losses and loss expenses	16,618	54,570	—
Less net paid losses and loss expenses	8,925	11,153	6,140
Net losses and loss expenses acquired	—	18,286	—

Net increase (decrease) in unpaid losses and loss expenses	7,693	61,703	(6,140)
Net unpaid losses and loss expenses at end of year	120,656	112,963	51,260
Unpaid losses and loss expenses recoverable at end of year	204,192	98,998	72,741

Gross unpaid losses and loss expenses at end of year	$324,848	$211,961	$124,001

          Incurred but not reported losses, net of reinsurance, included in the above table was $73.1 million in 2007, $64.1 million in 2006 and $16.7 million in 2005. Unpaid losses recoverable are net of potential uncollectible amounts.

          During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract of which $18.3 million in losses related to asbestos and environmental claims. Given the terms of the policy, the combined aggregate limit on the total acquired reserves is limited to $60.0 million, not including coverage for claims handling costs over a defined period.

          The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

          As of December 31, 2007, the Company had 1,716 open claim files for potential asbestos exposures and 623 open claim files for potential environmental exposures. Approximately 50% and 56% of the open claim files are due to precautionary claim notices in 2007 and 2006, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims

Total number of claims outstanding at December 31, 2004	832	446
New claims reported in 2005	152	31
Claims resolved in 2005	106	63

Total number of claims outstanding at December 31, 2005	878	414
New claims reported in 2006 (1)	113	33
Claims acquired through LPT in 2006 (2)	553	290
Claims resolved in 2006	97	148

Total number of claims outstanding at December 31, 2006	1,447	589
New claims reported in 2007 (1)	338	128
Claims resolved in 2007	69	94

Total number of claims outstanding at December 31, 2007	1,716	623

(1)	A review in 2006 and 2007 of older policy years revealed outstanding claims reported in prior years that were deemed to have asbestos exposure.

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

          The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2007 and 2006, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

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

          The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,

(U.S. dollars in thousands)	2007	2006	2005	2007	2006	2005

Direct	$5,341,906	$5,672,921	$5,782,907	$5,428,753	$5,557,832	$5,510,301
Assumed	2,755,854	3,020,510	3,437,403	2,977,516	3,200,623	3,466,061
Ceded	(1,800,040)	(2,123,719)	(2,176,913)	(1,987,642)	(2,028,173)	(2,076,493)

Net	$6,297,720	$6,569,712	$7,043,397	$6,418,627	$6,730,282	$6,899,869

          The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.2 billion, $0.8 billion and $1.7 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

          The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2007	2006

P&C operations	$4,665,615	$4,972,703
Life operations	31,856	32,399
SCA	—	22,670

Total unpaid losses and loss expenses recoverable	$4,697,471	$5,027,772

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Reinsurance (continued)

          At December 31, 2007, the total reinsurance assets of $5.5 billion included reinsurance receivables for paid losses and loss expenses of $0.8 billion and $4.7 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to the Company.

          At December 31, 2007 and 2006, the provision for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $193.1 million and $218.3 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

          The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.1 billion at December 31, 2007, collateralizing reinsurance recoverables with respect to certain reinsurers. In addition, the Company has a four year collateralized escrow agreement with WSIC for up to $185 million to protect certain subsidiaries from non-performing third party reinsurers related to the Winterthur Business. For further information see Note 6 to the Consolidated Financial Statements, “Business Combinations.” Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

          At December 31, 2007, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

          Approximately 78% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2007, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2007, by reinsurers owing more than 3% of such total:

Name of reinsurer	Standard and Poor’s rating	% of total

Munich Reinsurance Company	AA-/Stable	8.97%
Swiss Reinsurance Company	AA-/Stable	7.60%
Lloyd’s Syndicates	A+/Stable	5.72%
Employers Reinsurance Corporation	AA-/Stable	5.40%
Transatlantic Reinsurance Company	AA-/Negative	3.69%

          The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above.

Standard and Poor’s rating	% of total

AAA	5.3%
AA	46.4%
A	25.9%
BBB	0.7%
BB and below	0.7%
Captives	17.2%
Not Rated	0.8%
Other	3.0%

Total	100%

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Deposit Liabilities

          Deposit liabilities include guaranteed investment contracts and funding agreements as well as reinsurance and insurance deposits. The Company has entered into investment contracts such as GICs and FAs that do not meet the definition of an insurance contract under FAS No. 97. These contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts. The Company has also entered into certain insurance and reinsurance policies that transfer insufficient risk under FAS No. 113 to be accounted for as insurance or reinsurance transactions and are deposit accounted. These structured property and casualty agreements, guaranteed investment contracts and funding agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.

          Total deposit liabilities are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2007	2006

Reinsurance and insurance deposit liabilities	$1,745,483	$1,635,497
Guaranteed investment contract and funding agreement deposit liabilities	6,174,602	6,222,330

Total deposit liabilities	$7,920,085	$7,857,827

          Interest expense of $421.1 million, $350.1 million and $227.7 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2007, 2006 and 2005, respectively.

          As noted above, as a result of the downgrades of XLCA, the Company will settle, by late March 2008, the majority of the GIC portfolio.

13. Future Policy Benefit Reserves

          The Company enters into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.5% and 4.7% at December 31, 2007 and 2006, respectively. Total future policy benefit reserves for the year ended December 31, 2007 and 2006 were $6.8 billion and $6.5 billion, respectively.

          Future policy benefit reserves are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2007	2006

Traditional Life	$936,392	$715,640
Annuities	5,835,650	5,760,417

Total future policy benefit reserves	$6,772,042	$6,476,057

14. Notes Payable and Debt and Financing Arrangements

          As at December 31, 2007, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $4.0 billion (2006: $4.8 billion) of which $2.9 billion (2006: $3.4 billion) of debt was outstanding. In addition, the Company has letter of credit facilities totaling $7.3 billion available of which $3.7 billion (2006: $3.8 billion) were outstanding as at December 31, 2007, 4.3% (2006: 4.5%) of which were collateralized by certain of the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. Of these amounts, $1.0 billion was available in the form of revolving credit or letters of credit.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

          The fair value of the Company’s notes payable and debt outstanding as at December 31, 2007 and 2006, is estimated to be $2.6 billion and $3.4 billion, respectively, and is based on quoted prices.

          The financing structure at December 31, 2007 was as follows:

Facility

(U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)

Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000	$—
5-year revolver expiring 2010	100,000	—
5.25% Senior Notes due 2011	745,000	745,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	598,713	598,713
5.25% Senior Notes due 2014	595,631	595,631
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	324,387	324,387

Total debt	$3,968,731	$2,868,731

Letters of Credit:
6 facilities-total	$7,346,059	$3,687,851

(1)	“Commitment” and “In Use” data represent December 31, 2007 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

          The revolving credit facilities were unutilized at December 31, 2007.

          The financing structure at December 31, 2006 was as follows:

Facility

(U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)

Debt:
364-day Revolver	$100,000	$—
5 and 3-year Revolvers	1,000,000	—
5-year Revolver	100,000	—
5-year Revolver (2)	250,000	—
2.53% Senior Notes due 2009	825,000	825,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	598,396	598,396
5.25% Senior Notes due 2014	594,980	594,980
6.375% Senior Notes due 2024	350,000	350,000

Total debt	$4,818,376	$3,368,376

Letters of Credit:
10 facilities-total	$6,433,473	$3,848,004

(1)	“Commitment” and “In Use” data represent December 31, 2006 accreted values.

(2)	Was available for SCA group only.

          The revolving credit facilities were unutilized at December 31, 2006.

          On February 15, 2007, the Company amended the letter of credit facility supporting its syndicates at Lloyd’s of London by reducing the aggregate commitments from the participating banks from £500 million to £450 million. On November 14, 2007, the Company renewed the £450 million “Funds at Lloyd’s” facility for a further two years.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Notes Payable and Debt and Financing Arrangements (continued)

          On June 22, 2007, three facilities expired - a $2 billion three-year unsecured credit and letter of credit facility issued in 2004, a $500 million 364-day letter of credit facility issued in 2006, and a bilateral 364-day $100 million credit and letter of credit facility issued in 2006.

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

          On December 31, 2007, a $150 million unsecured letter of credit facility expired and was not replaced.

          In March 2004, the Company issued 33 million 6.5% Units in a public offering. Each 6.5% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on May 15, 2007 and (b) a one-fortieth, or 2.5%, ownership interest in a 2.53% senior note with a principal amount of $1,000, issued by the Company due May 15, 2009 (the “2009 Senior Notes”). The 2009 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. On May 2, 2007, the 2009 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 6.5% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2009 Senior Notes as a part of that remarketing. On May 15, 2007, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.32727 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 10,799,913 Shares for net proceeds of approximately $823 million, a portion of which was used to retire the 2009 Senior Notes.

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

          The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 11.5 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 7.0% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $80.6 per share. Because the average market price of the Company’s ordinary shares during the period the 7.0% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the year ended December 31, 2007.

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

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal during 2009 through 2012. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

          In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities and the 6.58% Guaranteed Senior Notes also contain minimum consolidated net worth covenants.

          Under the Company’s 364-day facilities, three-year credit facility, and five-year credit facilities described above, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A-” from A.M. Best, an event of default would occur.

          Under the Company’s ten-year private placement notes described above, in the event that the Company fails to maintain a financial strength rating of at least “A” from A.M. Best or XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A” from S&P, an event of default would occur. The Company currently has an “A+” rating from S&P and an “A” (stable) rating from A.M. Best.

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

          In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below “A-” (as measured by the financial strength rating from A.M. Best at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

          In addition, the Company maintains off-balance sheet financing arrangements in the form of contingent capital and alternative collateral facilities. For details of these facilities see Note 16, “Off-Balance Sheet Arrangements.”

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          The following table summarizes these instruments and the effect on net income in the years ended December 31, 2007, 2006 and 2005:

(U.S. dollars in thousands)	2007	2006	2005

Credit derivatives	$(28,892)	$3,906	$10,522
Weather and energy derivatives	19,636	28,746	17,824
Other non-investment derivatives	(15,714)	7,539	29,930
Investment derivatives (1)	(30,481)	60,992	(29,418)

Net realized and unrealized (losses) gains on derivatives	$(55,451)	$101,183	$28,858

(1)	Includes derivatives entered into by the Company’s investment portfolio managers.

          (a) Credit Derivatives

          Credit derivatives have been entered into by both SCA and through the Company’s investment portfolio and have been recorded at fair value. Following the secondary sale of SCA common shares, the Company retained some of these exposures through reinsurance agreements that have certain of these derivatives embedded within them. Valuation of investment related credit derivatives is provided by independent pricing services. Subsequent to June 6, 2007, the Company has received derivative fair values from SCA management and has reviewed the methodology applied in developing those estimates. SCA estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value when appropriate active market indices are available. For credit derivatives where no appropriate market indices are readily available, the Company uses an alternative fair value methodology. Under this methodology, the fair value is determined using a model which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In addition, judgment is applied to factors necessary to determine the rates of return and levels of subordination required by a market participant to assume the risks. Where relevant, recent transactions or contract discussions related to similar risks are considered. In general, SCA holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. Subsequent to June 6, 2007, the change in value of the embedded derivative portion of the financial guarantee reinsurance agreements the Company has with SCA are included in “Net (loss) income from operating affilliates.” For further information on the results recorded relating to the period from June 6, 2007, to December 31, 2007, see Note 3, “Security Capital Assurance (“SCA”)”.

          For the periods prior to the deconsolidation of SCA on June 6, 2007, the Company presents certain credit derivative transactions in the consolidated statements of income to include certain components of the change in fair value in “gross premiums written,” “net premiums earned” and “net losses and loss expenses incurred”, and in the consolidated balance sheet, certain components of the fair value in “unearned premiums” and “unpaid loss and loss expenses.” This presentation is applicable only to credit default swaps issued by the Company that are investment grade and that the Company intends, and has the ability, to hold to maturity, and is consistent with practices in the financial guarantee insurance industry for reporting the results of such instruments.

          The following tables summarize insurance activities related to credit default swap derivative instruments excluding gains and losses on credit default swaps within the investment portfolio.

(U.S. dollars in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Statement of Income:
Net premiums earned	$15,832	$25,412	$27,712
Net losses and loss expenses	$1,637	$11,247	$2,295
Net realized and unrealized (losses) gains on credit derivatives	$(28,892)	$3,906	$10,522

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

          The change in fair value recorded for the weather and energy derivatives was a gain of $19.6 million, $28.7 million and $17.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

         (c) Foreign Exchange Exposure

          The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity securities investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less. In addition, certain of the Company’s investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist. The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $341.7 million and a payable of $211.5 million as at December 31, 2007 and 2006, respectively, with a net unrealized gain of $0.9 million and $15.5 million as at December 31, 2007 and 2006, respectively.

         (d) Interest Rate Exposure

          The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments primarily to reduce its exposure to interest rate risks associated with certain of its assets and liabilities. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and to convert a variable rate of interest from one basis to another. The Company is exposed to credit risk in the event of non-performance by the counterparties to the swap contracts.

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

          A portion of the Company’s fixed debt is hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate. At December 31, 2007, 2006, and 2005, contracts designated as fair value hedges were in a net unrealized gain position of $143.3 million, $28.1 million, and $23.5 million, respectively. As a result of the fair value hedges, deposit liabilities were increased by $86.0 million at December 31, 2007, decreased by $13.6 million at December 31, 2006 and increased by $27.6 million at December 31, 2005. These interest rate swap hedges resulted in a net increase in net investment income (net of interest expense) of $14.5 million for the year ended December 31, 2007, a net increase of $5.0 million for the year ended December 31, 2006 and a net decrease of $2.2 million for the year ended December 31, 2005. The ineffective portion of the hedges amounted to $17.3 million as part of net realized gains at December 31, 2007, $5.5 million as part of net realized gains at December 31, 2006 and $5.0 million as part of net realized losses at December 31, 2005.

          Interest rate swaps are used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a different floating rate basis to better match the cash receipts earned from the supporting investment portfolio. At December 31, 2007, 2006, and 2005, contracts designated as cash flow hedges were in a net unrealized gain position of $3.0 million, $11.4 million, and nil, respectively. These interest rate swap hedges resulted in an increase in interest expense of $6.0 million, a reduction of $6.1 million, and nil for the years ended December 31, 2007, 2006, and 2005, respectively. The ineffective portion of the hedges amounted to $8.4 million as part of net realized losses at December 31, 2007, $3.5 million as part of net realized losses at December 31, 2006 and nil at December 31, 2005.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Instruments (continued)

         (d) Interest Rate Exposure (continued)

          In March 2007 the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and will be amortized to interest expense over the 20-year term of the related debt.

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

         (e) Financial Market Exposure

          The Company also uses single name and index credit default swaps, bond and stock index futures to add value to the portfolio where market inefficiencies are believed to exist and to equitize cash holdings of equity managers. These instruments are marked to market and changes in fair values are recorded through net realized and unrealized gains and losses on derivative instruments. The Company measures potential losses in fair values using various statistical techniques. The change in fair value recorded for the bond and stock index futures was a loss of $7.1 million and a gain of $18.9 million for the years ended December 31, 2007 and 2006, respectively.

         (f) Other Derivatives

          In addition, the Company enters into derivatives as part of its contingent capital facilities including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

          The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit GMIB over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. At December 31, 2007 and 2006, the fair value was represented by liabilities of $12.4 million and $14.3 million, respectively. The change in fair value recorded for the GMIB was a gain of $1.9 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instrument. The change in fair value recorded for these agreements was not material for either of the years ended December 31, 2007 or 2006.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Off-Balance Sheet Arrangements

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”) with Stoneheath Re (“Stoneheath” or the “Issuer”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The initial Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. The covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. For the year ended December 31, 2007, a charge of $8.2 million was recorded in relation to this option. The Stoneheath Preferred Securities and, if issued, the XL Capital Ltd Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

          In July 2003, the Company entered into a contingent capital transaction with an aggregate value of $500.0 million. This transaction also provides the Company with an insurance trust that provides the Company with statutory relief under state insurance regulations in the U.S. Under the terms of this facility, the Company has acquired an irrevocable put option to issue preference ordinary shares into a trust in return for proceeds raised from investors. This put option may be exercised by the Company at any time. In addition, the Company may be required to issue preference ordinary shares to the trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade of the Company. In connection with this transaction, the fair value of the put premiums and other related costs, in total of $109.9 million was charged to “Additional Paid in Capital” and a deferred liability (included with “Other liabilities”) of $60.8 million is recorded in the Consolidated Balance Sheet at December 31, 2007.

          In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an intercompany quota share reinsurance agreement. The issued securities and the Company’s repayment obligations were recorded as a net balance on the Company’s balance sheet because the Company had a contractual legal right of offset. In February 2008, the Company terminated this arrangement, resulting in a repayment of $500.0 million and termination of the Trust.

17. Variable Interest Entities

          The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company, through SCA, has historically provided various forms of credit enhancement including financial guarantee insurance and reinsurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and structured single risk based obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through variable interest entities. Subsequent to June 6, 2007 and the deconsolidation of SCA, the Company’s involvement with such variable interest entities is limited to its reinsurance of SCA. In synthetic transactions the Company guarantees payment obligations of counterparties including special purpose vehicles under credit derivatives referencing asset portfolios. The Company invests in equity tranches (or similar instruments) of collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”) and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio. Certain collateral facilities and contingent capital facilities are also structured using variable interest entities, in which the Company has a variable interest. The Company was not the primary beneficiary of any of these entities. In addition, the Company does not believe that any of such interests would be characterized as significant to the Company. The Company believes that the significance of the variability it absorbs as contemplated in paragraph 24 of FIN 46(R), must be considered in the context of the Company’s consolidated financial statements. The Company considers the significance of its share of the entity’s expected losses and expected residual returns in relation to the Company’s consolidated results of operations, whether the Company holds a first loss portion in the entity, and the rating of its exposure and probability of loss.

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

          The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”), investments balances and certain guarantee relationships with SCA.

          The Company’s reinsurance assets at December 31, 2007 and 2006 amounted to $5.5 billion and $6.1 billion respectively and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

          The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2007, 2006, or 2005.

          The Company is exposed to the credit risk of certain SCA subsidiaries though certain guarantees provided to SCA and its subsidiaries. Based on the nature of the commitment combined with the Company’s extensive analysis of the relevant exposures, we have concluded that no losses are expected under these guarantees and accordingly no loss reserves have been recorded. For further details regarding these nature of these guarantees as well and managements assessment of the exposure see Note 3 “Security Capital Assurance”.

          In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2007, 2006 and 2005, approximately 18%, 18% and 21%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by Marsh & McLennan Companies. During 2007, 2006 and 2005, approximately 17%, 16% and 17%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from property and casualty operations in any of the three years ended December 31, 2007, 2006, or 2005.

          (b) Other Investments

          The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. As of December 31, 2007, the Company has commitments which include potential additional add-on clauses, to invest a further $76.3 million over the next five years.

         (c) Investments in Affiliates

          The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $128.4 million over the next five years.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

         (d) Properties

          The Company rents space for certain of its offices under leases that expire up to 2025. Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $34.5 million, $35.8 million and $34.9 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31,
(U.S. dollars in thousands)
2008	$35,241
2009	33,410
2010	27,806
2011	23,705
2012	20,214
2013-2025	88,664

Total minimum future rentals	$229,040

          During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $160.8 million and $166.3 million, and deferred a gain of $48.9 million and $50.4 million related to this lease at December 31, 2007 and 2006, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $342.8 million and annually for the next five years are as follows:

Year Ended December 31,
(U.S. dollars in thousands)
2008	$13,009
2009	13,334
2010	13,667
2011	14,009
2012	14,359
2013-2028	274,451

Total future minimum lease payments	$342,829

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

         (f) Letters of Credit

          At December 31, 2007 and 2006, $3.7 billion and $3.8 billion of letters of credit, respectively, were outstanding, 4.3% and 4.5% of which were collateralized by the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (continued)

          (g) Claims and Other Litigation

          The Company is also subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits in the normal course of business that do not arise from or directly relate to claims on policies of insurance or contracts of reinsurance. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. No such liabilities were recorded by the Company at December 31, 2007 and 2006. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

          Three similar class actions have been filed against “XL Insurance Ltd” (“XLI”) and others in the United States District Court, for the Southern District of New York on behalf of shareholders of Security Capital Assurance, Inc. (“SCA”). The complaints, filed December 7, 2007, December 18, 2007 and January 8, 2008 name as defendants SCA, two SCA officers, (and in two of the cases) Goldman Sachs & Co., J.P. Morgan Securities, Inc., and Merrill Lynch, Pierce Fenner & Smith, Inc. All allege violations of various U.S. Securities laws against the defendants arising from purchases of SCA shares in the June 6, 2007 secondary offering and shortly before. The complaints allege, among other things, that the Registration Statement and other public disclosures made by SCA and individual defendants contained untrue statements of material facts and omitted other necessary facts to make the statements not misleading. The complaints allege that the disclosures failed to disclose that SCA was materially exposed to extremely risky securities (“RMBS”) relating to sub-prime real estate mortgages. The allegations against XLI claim it is liable as a selling shareholder and as a party that “controlled” SCA during the relevant time period. It is expected that the cases will be consolidated and an amended complaint may be filed. The Company intends to vigorously defend these claims.

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position at December 31, 2007.

19. Minority interest in equity of consolidated subsidiaries

          As at December 31, 2007, minority interest in equity of consolidated subsidiaries included third party interests in XL International (Bermuda) Ltd. As at December 31, 2006, minority interest in equity of consolidated subsidiaries included third party interests in the common shares in SCA and XL International (Bermuda) Ltd., and preferred stock issued by XLFA. The balances are summarized as follows:

	December 31, 2007	December 31, 2006

Minority interest in common shares of SCA (1)	$—	$505,612
Minority interest in common shares of XL International (Bermuda) Ltd.	2,419	2,493
Minority interest in preferred shares of XLFA (1)	—	54,016

Total	$2,419	$562,121

(1)

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

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Capital

          (a) Authorized and Issued

          The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each 20,000,000 Series C preference ordinary shares of par value $0.01 each, 350,000 Series D preference shares of par value $0.01 each, and 1,000,000 Series E preferable ordinary shares of par value $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. All ordinary shares in issue at December 31, 2007 are Class A ordinary shares.

          The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31
(in thousands)	2007	2006	2005

Balance – beginning of year	180,984	179,529	138,932
Exercise of options	855	684	738
Issue of restricted shares	418	860	896
Issue of shares – Employee stock purchase plan	—	(3)	114
Repurchase of shares (1)	(15,147)	(86)	(74)
Issue of shares	10,800	—	38,923

Balance – end of year	177,910	180,984	179,529

(1)

Includes share repurchases associated with authorized share repurchase programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company's restricted stock plan.

          In connection with the maturity of the purchase contracts associated with the 6.5% Units in May 2007, the Company issued 10,799,913 Class A ordinary shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

          On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

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

          In November 2002, the Company issued 11.5 million 7.625% Series B Preference Ordinary Shares at $25.00 per share. Gross proceeds were $287.5 million and related expenses were $9.1 million. On November 18, 2007, the Company redeemed all of its outstanding 7.625% Series B Preference Ordinary Shares (the “Series B Preference Shares”) for approximately $25.26 per Series B Preference Share including accrued dividends. The aggregate redemption price was approximately $290.5 million.

          (b) Share Repurchases

                    On February 23, 2007, the Board of Directors of the Company approved a share repurchase program that authorized the Company to repurchase up to $1.0 billion of its Class A ordinary shares and included the unused $135.4 million allocated to the share repurchase program authorized by the Board of Directors in January of 2000. Under the program, the Company repurchased and cancelled approximately 13.2 million shares during the first nine months of 2007 and fully utilized the $1.0 billion authorized under the share repurchase program. On September 24, 2007, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As of December 31, 2007, the Company had repurchased 1.8 million shares for $124.5 million under the new share repurchase program.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Capital (continued)

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

          The Company’s 1999 Performance Incentive Program for Employees (the “1999 Program”) provides for grants of non-statutory stock options, restricted stock, performance shares and performance units to employees of the Company and its subsidiaries who are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The 1999 Program is administered by the Board of Directors of the Company or the Compensation Committee, as determined from time to time by the Board of Directors. See Note 20(d), “Share Capital – Options”, for additional disclosures of stock option awards.

          Restricted stock awards issued under the 1991 and 1999 Performance Incentive Programs vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting, nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. See Note 20(e), “Share Capital – Restricted Stock”, for additional disclosures of restricted stock awards.

          Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. Since January 1, 2004, all options have been granted under the Directors Stock & Option Plan. All options vest immediately on the grant date. Directors may also make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments are credited in the form of ordinary share units calculated by dividing 100% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares are distributed under the terms of the plan. Shares issued under the plan totaled 3,653, 4,975; and 3,814 in 2007, 2006 and 2005, respectively.

          A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by the market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 8,688, 8,410, and 10,027 were issued in 2007, 2006 and 2005, respectively. Total units are granted as shares upon retirement from the Board.

          Following the merger with NAC, new option plans were created in the Company to adopt the existing NAC plans. Options generally had a five or six year vesting schedule, with the majority expiring ten years from the date of grant; the remainder having no expiration.

          A stock plan is also maintained for non-employee directors. Options expire ten years from the date of grant and are fully exercisable as of the grant date.

          In 1999, the Company adopted the 1999 Performance Incentive Plan under which 1,250,000 options were available for issuance to employees who were not directors or executive officers of the Company.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Capital (continued)

          (c) Stock Plans (continued)

          The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company on May 10, 2002; however, the Company discontinued the ESPP effective January 1, 2006. The ESPP was administered by a committee which consisted of members of the Compensation Committee of the Company’s Board of Directors. The ESPP had two offering periods a year. The first period commenced on July 1, 2002. All employees of the Company and its designated participating subsidiaries, were eligible to participate in the ESPP provided they had been employed at least one month prior to the start of the offering period and they did not hold more than 5% of the Company’s total stock, including stock acquired in the current period. Employees could invest up to 20% of their total monthly cash compensation towards the purchase of the Company’s shares up to a total market value (measured on the first day of the offering period) of U.S. $25,000. The total number of shares purchased in any offering period could not exceed 1,000 shares. Employees who enrolled in the ESPP could purchase the Company’s shares at a 15% discount on the lesser of the market price at the beginning or at the end of the six month offering period. Once purchased, employees could sell or transfer their shares to someone else’s name only during an Open Trading Window. Participants in the ESPP were eligible to receive dividends on the Company’s shares. A total of 1,255,000 ordinary shares were authorized to be issued under the ESPP. The number of shares issued during the year ended December 31, 2005 was 114,177.

          In connection with the SCA IPO during 2006, XL Capital and SCA offered eligible employees of SCA the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital, which were awarded to such employees under the Company’s plans prior to the IPO, for a long term incentive plan award (the “SCA LTIP Award”) from SCA to be granted under SCA’s Plan (the “Exchange Offer”). Elections under the Exchange Offer became effective on December 12, 2006. Based on the final count of the depositary for the offer, 443,532 eligible options and 97,144 shares of eligible restricted stock of the Company were exchanged under the Exchange Offer and SCA issued SCA LTIP Awards with an aggregate target amount of $4.6 million and $6.8 million, respectively. In the prior year’s financial statements, these options and restricted stock exchanged under the Exchange Offer were included in the cancelled and forfeited line items in the continuity schedules disclosed for stock options and unvested restricted stock, respectively. Approximately $0.5 million of eligible outstanding unvested restricted Class A Ordinary Shares of XL Capital remained outstanding as at December 31, 2007. No options remained outstanding as at December 31, 2007.

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

          (d) Options

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Dividend yield	2.10%	2.10%	2.60%
Risk free interest rate	4.54%	4.70%	4.00%
Expected volatility	27.0%	25.0%	25.0%
Expected lives	6.0 years	5.5 years	5.5 years

          The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

          During the years ended December 31, 2007, 2006 and 2005, the Company granted 52,500, 187,804 and 1,877,500 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $20.98, $16.95 and $17.17, respectively. During the years ended December 31, 2007, 2006, and 2005, the Company recognized $13.1 million, $23.4 million and $17.6 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $13.5 million, $14.7 million and $17.4 million, respectively.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Capital (continued)

          (d) Options (continued)

          The following is a summary of stock options as of December 31, 2007, and related activity for the year then ended for the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding – beginning of year	10,928,626	$76.45	5.1 years
Granted	52,500	75.19
Exercised	855,480	63.40
Cancelled	762,949	79.80

Outstanding – end of year	9,362,697	$77.46	4.6 years	$319

Options exercisable	8,396,552	$77.67	4.4 years	$319

Options available for grant*	12,139,896

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2007 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $8.6 million as of the end of December 31, 2007, related to approximately 1.0 million options, which is expected to be recognized over a weighted-average period of 1.3 years. The Company received cash of $53.4 million from exercises of stock options and recorded associated tax benefits of $1.6 million on stock options exercised during the year ended December 31, 2007.

          The exercise price of the Company’s options granted is the market price of the Company’s Class A ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 and the market price was $77.10.

          (e) Restricted Stock

          Non-vested restricted stock awards as of December 31, 2007 and for the year then ended for the Company were as follows:

	Number of shares (thousands)	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2006	1,794	$71.70
Granted	645	$70.86
Vested	(595)	$72.83
Forfeited	(227)	$72.79

Unvested at December 31, 2007	1,617	$70.69

          (f) Voting

          The Company’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Capital (continued)

          (g) Share Rights Plan

          Rights to purchase Class A ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitles holders of Class A ordinary shares to buy additional ordinary shares with a value of $700 at the then current market price, at an exercise price of $350. The Rights would be exercisable, and would detach from the Class A ordinary shares, only if a person or group were to acquire 20% or more of the Company’s outstanding Class A ordinary shares, or were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would entitle the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on September 30, 2008, and do not have a fair value. The Company has reserved 119,073,878 Class A ordinary shares being authorized and unissued for issue upon exercise of Rights.

21. Retirement Plans

          The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

          Defined contribution plans

          The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $46.5 million, $47.3 million and $40.9 million in the years ended December 31, 2007, 2006 and 2005 respectively.

          Defined benefit plans

          The Company maintains defined contribution plans that cover certain employees, as follows:

          U.S. Plan

          A qualified non-contributory defined benefit pension plan exists to cover a number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent that their benefits under the Company’s qualified plan are curtailed due to Internal Revenue Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those sued for pension expense purposes.

          In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. These agreements are not included in the tables below, however, the liability recorded with respect to these agreements as at December 31, 2007 and 2006 was $5.5 million and $5.6 million, respectively, representing the entire unfunded projected benefit obligations.

          U.K. Plans

          A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. Membership comprises six active participants, eighteen pensioner participants (receiving payments), and seventy-three terminated and vested participants. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial funding valuations, the next of which will be conducted in 2010. Current contribution rates are 14.9% and 3% of pensionable salary for employer and employee respectively.

          In addition during 2003 six members who are still employed in by the Company in the U.K. transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. This arrangement is not included in the tables below, however, the pension liability recorded with respect to these individuals as at December 31, 2007 was $3.5 million representing the entire unfunded projected obligation.

          European Plans

          Certain contributory defined benefit pension plans exists in several European Countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements.

          As a part of the purchase of GAPS, as described in Note 6, “Business Combinations,” the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Retirement Plans (continued)

          The status of the above mentioned plans at December 31, 2007 and 2006 is as follows:

(U.S. dollars in thousands)	2007	2006

Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$51,756	$49,266
Service cost (1)	1,229	1,295
Interest cost	2,841	2,617
Actuarial (gain)	(3,583)	(3,772)
Benefits and expenses paid	(895)	(159)
Foreign currency losses (gains)	1,344	2,509

Projected benefit obligation – end of year	$52,692	$51,756

(1) Service costs include cost of living adjustments on curtailed plans.

Change in plan assets:
Fair value of plan assets – beginning of year	$25,085	$19,642
Actual return on plan assets	1,211	2,416
Employer contributions	4,228	1,278
Benefits and expenses paid	(1,153)	0
Foreign currency gains (losses)	590	903
Other transfers to defined contribution plan	898	846

Fair value of plan assets – end of year	$30,859	$25,085

Funded status – end of year	$(21,833)	$(26,671)

Accrued pension liability	$21,833	$26,671

The components of the net benefit cost for the years ended December 31, 2007 and 2006 are as follows:

(U.S. dollars in thousands)	2007	2006

Components of net benefit cost:
Service cost	$1,050	$1,168
Interest cost	2,310	2,168
Expected return on plan assets	(1,258)	(1,237)
Amortization of net actuarial loss	264	557

Net benefit cost	$2,366	$2,656

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Accumulated Other Comprehensive Income (Loss)

          The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount

Year Ended December 31, 2007:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(1,391,797)	$(94,829)	$(1,296,968)
Less reclassification for (losses) realized in income	(603,268)	(54,241)	(549,027)

Net unrealized (losses) on investments	(788,529)	(40,588)	(747,941)
Change in value of cash flow hedge	4,338	—	4,338
Change in net unrealized gain on future policy benefit reserves	16,005	—	16,005
Realization of accumulated other comprehensive loss on sale of SCA	4,953	—	4,953
Additional pension liability	3,080	—	3,080
Foreign currency translation adjustments	300,283	(17,036)	317,319

Change in accumulated other comprehensive income	$(459,870)	$(57,624)	$(402,246)

Year Ended December 31, 2006:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(233,883)	$(16,731)	$(217,152)
Less reclassification for (losses) realized in income	(116,458)	(3,140)	(113,318)

Net unrealized (losses) on investments	(117,425)	(13,591)	(103,834)
Change in value of cash flow hedge	630	—	630
Change in net unrealized gain on future policy benefit reserves	94,904	—	94,904
Realization of accumulated other comprehensive loss on sale of SCA	14,224	—	14,224
Minority interest share in change in accumulated other comprehensive loss in SCA	(6,563)	—	(6,563)
Additional pension liability	(9,809)	—	(9,809)
Foreign currency translation adjustments	110,532	(43,078)	153,610

Change in accumulated other comprehensive income	$86,493	$(56,669)	$143,162

Year Ended December 31, 2005:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(96,343)	$(13,672)	$(82,671)
Less reclassification for gains realized in income	241,822	9,774	232,048

Net unrealized (losses) on investments	(338,165)	(23,446)	(314,719)
Change in value of cash flow hedge	630	—	630
Change in net unrealized (loss) on future policy benefit reserves	(46,743)	—	(46,743)
Foreign currency translation adjustments	198,270	29,468	168,802

Change in accumulated other comprehensive income	$(186,008)	$6,022	$(192,030)

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Dividends

          In 2007, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 11, September 10 and December 10.

          In 2007, the Company paid dividends of $69.5 million, respectively, to Series A, Series B and Series E preference shareholders.

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

          The Company’s Indian subsidiary is not subject to certain income and capital gains taxes under current Indian law. This subsidiary is exempt from these taxes until March 31, 2009 pursuant to the Income Tax Act 1961. The subsidiary is subject to a Minimum Alternative Tax as of April 1, 2007.

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

          The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France, India, Luxembourg and various countries in Latin America that are subject to relevant taxes in those jurisdictions.

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

          The Company has no open examinations by tax authorities in the major jurisdictions in which the Company operates except in the U.K. where the U.K. taxation authority, HM Revenue and Customs, currently has ongoing examinations of the Company’s U.K. income tax returns for the years ended December 31, 2001 to December 31, 2005. The Company believes it is more likely than not that these examinations will be concluded within the next 12 months; however, it is not currently possible to estimate the outcome.

          The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in the tax charge. As at December 31, 2007, the Company has accrued liabilities, relating to interest and penalties, of $1.0 million.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Taxation (continued)

          The income tax provisions for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2007	2006	2005

Current Expense:
U.S.	$120,325	$93,336	$30,535
Non U.S.	152,632	70,732	69,072

Total current expense	$272,957	$164,068	$99,607

Deferred Expense (Benefit):
U.S.	$16,270	$(1,949)	$24,784
Non U.S.	(55,305)	57,526	(75,107)

Total deferred expense (benefit)	$(39,035)	$55,577	$(50,323)

Total Tax Expense	$233,922	$219,645	$49,284

          The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2007 and 2006 is provided below:

(U.S. dollars in thousands)	2007	2006

Expected tax provision at weighted average rate	$40,708	$224,588
Permanent differences:
Non taxable investment income	(1,562)	673
Non taxable income	—	(72,300)
Prior year adjustments	23,209	7,336
State, local and foreign taxes	27,974	15,759
Valuation allowance	84,323	97
Transfer pricing adjustments	18,836	5,567
Stock options	2,630	2,526
Non deductible expenses	24,698	39,458
Contingency reserve	1,106	(5,500)
Non-deductible losses	12,000	—
Other	—	1,441

Total tax expense	$233,922	$219,645

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Taxation (continued)

          Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

(U.S. dollars in thousands)	2007	2006

Deferred Tax Asset:
Net unpaid loss reserve discount	$43,142	$53,039
Net unearned premiums	66,743	67,132
Compensation liabilities	30,727	14,793
Net operating losses	375,464	274,710
Investment adjustments	14,723	17,465
Deferred commission	48,649	94,383
Pension	6,653	5,702
Bad debt reserve	9,541	4,089
Guarantee fund recoupment	5,195	6,165
Currency translation adjustments	17,812	59,367
Net unrealized depreciation on investments	116,298	19,946
Stock options	10,090	9,399
Depreciation	17,995	14,128
Net unrealised capital losses	66,047	—
Capital losses	29,550	14,807
Other	19,791	9,746

Deferred tax asset, gross of valuation allowance	$878,420	$664,871
Valuation allowance	370,510	218,629

Deferred tax asset, net of valuation allowance	$507,910	$446,242

Deferred Tax Liability:
Net unrealized appreciation on investments	2,488	6,925
Deferred acquisition costs	4,135	6,419
Currency translation adjustments	33,476	795
Deferred gain on investments	1,613	1,613
Investment adjustments	974	272
Regulatory reserves	94,805	77,682
Other	—	6,414

Deferred tax liability	$137,491	$100,120

Net Deferred Tax Asset	$370,419	$346,122

          The valuation allowance at December 31, 2007 and December 31, 2006 of $370.5 million and $218.6 million, respectively, related to net operating loss carry forwards in Switzerland and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2007, the Company had net unrealized capital losses and realized capital loss carry forwards of approximately $404 million and $74 million respectively in the U.S., against which a valuation allowance of approximately $167 million had been established. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

          As of December 31, 2007, net operating loss carry forwards in the U.K. were approximately $624.4 million (inclusive of cumulative currency translation adjustments) and have no expiration. As of December 31, 2007, net operating loss carry forwards in Switzerland were approximately $974.7 million and will expire in future years through 2014. During 2007, the payment of an intra-group dividend resulted in the utilization of $129.9 million of the net operating loss carry forwards in Switzerland.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Taxation (continued)

          Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.K. group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.K. group, management has determined that the projected U.K. group taxable income (using U.K. rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $624.4 million. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset, in the amount of $183.8 million.

          Shareholders’ equity at December 31, 2007 and 2006 reflected tax benefits of $2.4 million and $1.0 million, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Statutory Financial Data

          The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S. and the U.K., among others. Statutory capital and surplus, based on draft unaudited and audited (where available) filings for the principal operating subsidiaries of the Company for the years ended December 31, 2007 and 2006 was as follows:

	Bermuda		U.S. (1)		U.K., Europe and Other

(U.S. dollars in thousands)	2007	2006	2007	2006	2007	2006

Required statutory capital and surplus	$2,706,559	$2,827,029	$643,703	$722,840	$1,904,348	$1,871,095
Actual statutory capital and surplus(2)	$12,650,575	$11,918,388	$2,070,531	$2,432,944	$2,895,898	$2,630,396

(1)	Required statutory capital and surplus represents 100% RBC level for principle U.S. operating subsidiaries.

(2)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported seperately herein.

          The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

          Certain statutory restrictions on the payment of dividends from retained earnings by the Company’s subsidiaries are further detailed below.

          U.S. Property and Casualty Operations

          Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2007, and 2006, XLRA had statutory earned surplus of $91.3 million and $273.7 million, respectively. At December 31, 2007, XLRA’s statutory policyholders’ surplus was $2.1 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2008, without prior regulatory approval, is $91.3 million. At December 31, 2007, three of the seven property and casualty subsidiaries directly or indirectly owned by XLRA had a statutory earned deficits ranging from $1.7 million to $21.5 million and two of the seven subsidiaries had statutory earned deficits ranging from $14.4 million to $14.6 million at December 31, 2006.

          U.S. Life Insurance Operations

          Dividends are non-cumulative and paid as declared by the Board of Directors of XL Life Insurance and Annuity Company (XLLIAC). Pursuant to regulatory requirements, the payment of dividends without prior approval from the Illinois Department of Insurance for life insurance companies is limited to the greater of 10 percent of XLLIAC’s policyholder surplus as of the preceding December 31, or the net gain from operations for the preceding 12-month period ending December 31. The payment of dividends cannot be made except from XLLIAC’s surplus profits arising from its business. As at December 31, 2007, XLLIAC’s surplus profits were negative. Under these restrictions, XLLIAC cannot declare or distribute any dividends in 2008. Under these circumstances, XLLIAC would need to request permission for an extraordinary dividend from the Illinois Department of Insurance.

          Bermuda Operations

          Unless permitted by the Registrar of Companies, the Company’s significant Bermuda based subsidiaries may not pay dividends which would exceed 25% of their total statutory capital and surplus at the prior year end.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Statutory Financial Data (continued)

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

26. Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2007	2006	2005

Basic Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)
Weighted average ordinary shares outstanding	178,500	178,793	141,406
Basic earnings (loss) per ordinary share	$1.16	$9.63	$(9.14)

Diluted Earnings (Loss) Per Ordinary Share:
Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)

Weighted average ordinary shares outstanding – basic	178,500	178,793	141,406
Average stock options outstanding (1)	1,193	657	—

Weighted average ordinary shares outstanding – diluted	179,693	179,450	141,406

Diluted earnings (loss) per ordinary share	$1.15	$9.60	$(9.14)

(1)	Net of shares repurchased under the treasury stock method.

27. Related Party Transactions

          For detailed information regarding the Company’s transactions with SCA see Note 3 “Security Capital Assurance”

          At December 31, 2007, 2006 and 2005, the Company owned minority stakes in eleven, nine and eight independent investment management companies (“Investment Manager Affiliates”), respectively. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the year ended December 31, 2007, these contracts resulted in reported net premiums of $100.7 million, net paid claims of $29.7 million and reported acquisition costs of $52.9 million. During the same period in 2006, these contracts resulted in reported net premiums of $102.0 million, net paid claims of $12.8 million and reported acquisition costs of $51.0 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

XL CAPITAL LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Related Party Transactions (continued)

          In addition, the Company entered into a reinsurance contract with another strategic affiliate, ITAÚ XL Seguros Corporativos S.A., which resulted in reported net premiums of approximately $0.35 million, loss reserves of nil, and reported acquisition costs of $0.1 million during the year ended December 31, 2007.

          In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

28. XL Capital Finance (Europe) plc

          XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $5.3 billion as of December 31, 2007.

29. Unaudited Quarterly Financial Data

          The following is a summary of the unaudited quarterly financial data for 2007 and 2006:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Net premiums earned – property and casualty operations (1) (2)	$1,597,671	$1,651,149	$1,583,343	$1,586,464
Net premiums earned – life operations (2)	146,994	239,853	147,239	166,961
Net premiums earned – SCA	46,379	39,303	—	—
Underwriting profit – property and casualty operations (1)	160,430	232,011	236,888	108,120
Net income (loss) available to ordinary shareholders	549,718	544,535	327,975	(1,215,853)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$3.07	$3.05	$1.83	$(6.88)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$3.06	$3.00	$1.82	$(6.88)

2006
Net premiums earned – property and casualty operations (1) (2)	$1,666,336	$1,723,231	$1,688,687	$1,652,028
Net premiums earned – life operations (2)	108,636	201,911	120,922	214,981
Net premiums earned – SCA	43,577	59,448	45,455	44,306
Underwriting profit (loss) – property and casualty operations (1)	169,040	145,600	227,701	191,292
Net income (loss) available to ordinary shareholders	458,503	377,089	415,789	471,064
Net income (loss) per ordinary share and ordinary share equivalent – basic	$2.57	$2.11	$2.33	$2.63
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$2.56	$2.10	$2.32	$2.62

(1)

Certain lines of business and transactions previously reported under the Financial Lines segment which formed part of the Company’s financial operations, have been reclassified and reported under property and casualty operations based on the nature of the underlying business.

(2)

To facilitate period to period comparisons, certain short-term Accident and Health business previously included in property and casualty operations have been reclassified to life operations to conform to current segment management responsibilities.

          During the fourth quarter of 2007 the Company recorded significant losses related to the overall credit market conditions. These losses included the impairment in the value of the Company’s investments in SCA and Primus, losses with respect to the facultative and excess of loss reinsurance agreements with SCA, and significant net realized losses on investments primarily related to estimated charges for ‘other than temporary impairments’ related primarily to deterioration in structured credit assets. For details regarding these losses see Note 3 “Security Capital Assurance” and Note 7 “Investments”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2007.

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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the Framework criteria.

          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 181.

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

          Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission to Matters to a Vote of Security Holders – Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table summarizes the Company’s equity compensation plan information as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,212,519	$77.91	12,124,921	(1)

Equity compensation plans not approved by security holders (2)	150,178	$50.00	14,975

Total	9,362,697	$77.46	12,139,896

(1)

Of such maximum number of ordinary shares, 3.7 million can be issued as stock options or SARs, nil can be issued as Restricted Stock, Restricted Stock Units or Performance Shares, and the remaining 8.4 million ordinary shares can be issued as any form of Award, except that, in the case of Awards granted out of such 10.5 million ordinary shares allotment for each Restricted Stock, Restricted Stock Unit, Stock Appreciation Right, or Performance Share Award issued, the number of ordinary shares available under the Program will be reduced by three ordinary shares.

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

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.
		Page

Report of Independent Registered Public Accounting Firm		181

1.	Financial Statements

Included in Part II – See Item 8 of this report.

2.	Financial Statement Schedules

Included in Part IV of this report:

          Under Rule 3-09 of Regulation S-X, the Company is required to file separate audited financial statements of SCA (the “SCA Financials”). The SCA Financials were not available at the time of filing this Annual Report on Form 10-K (the “10-K”). The Company intends to file the SCA Financials as an exhibit to an amendment to the 10-K (the “10-K/A”) as soon as they are available. Until such time, the Company may not satisfy the registrant requirements for use of Form S-3 and therefore may be ineligible to use such Form. Should the Company be unable to file the 10-K/A on or before March 17, 2008, the Company may be ineligible to use Form S-3 for a period of twelve months.

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

4.23

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

4.26	Form of Normal Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.27	Form of Stripped Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.28	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on December 12, 2005.

4.29	Form of 6.25% Senior Note due 2027, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007.

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

10.15	Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.16	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2005.

10.17

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Paul S. Giordano, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.18

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

10.26

Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.27

First Amendment, dated as of July 21, 2004, to the Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.28	Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.29	Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.30	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.31	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.32	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.33

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.34	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.35	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.36	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.37	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.38	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.39

Insurance Letters of Credit – Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.40

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

10.45

Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K filed August 9, 2001.

10.46	Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and

Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.47

Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.48

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

10.59

Letter of Credit Facility and Reimbursement Agreement, dated November 17, 2004, between XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.71

Agreement of Amendment dated as of September 29, 2006, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

10.72

Agreement of Amendment dated as of February 14, 2007, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

10.73

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

10.77

364-Day Credit Agreement, dated as of September 30, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.78

364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2005.

10.79

Amendment No. 1, dated as of May 15, 2006, to the 364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2006.

10.80

364-Day Credit Agreement, dated as of December 19, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2006.

10.81

Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2004.

10.82

Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2004.

10.83

Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005.

10.84

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

10.85

Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

10.86

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

10.88

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

10.89

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

10.90

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.

10.91

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

10.92

Securities Insurance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

10.93

Trust Agreement, dated as of December 12, 2006 among The Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

10.94	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007.

10.95

Employment Agreement dated as of July 9, 2007 between XL Capital Ltd, X.L. Global Services, Inc. and Brian W. Nocco incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.

10.96

Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.97

First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.98

Credit Agreement, dated as of June 21, 2007, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007.

10.99

Letter of Credit Facility and Reimbursement Agreement dated November 14, 2007, between XL Capital Ltd, as account party and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as guarantors and Citibank International plc, as agent and trustee for the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007.

12*	Statements regarding computation of ratios.

21*	List of subsidiaries of the Registrant.

23*	Consent of PricewaterhouseCoopers LLP.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Capital Ltd:

          We have completed integrated audits of XL Capital Ltd’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion, based on our audits, is presented below.

          In our opinion, the consolidated financial statements, listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 29, 2008

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2007

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$2,585,336	$2,685,773	$2,685,773
Corporate	13,407,142	12,987,248	12,987,248
Mortgage and asset-backed securities	14,881,988	14,493,877	14,493,877
U.S. States and political subdivisions of the States	252,818	253,534	253,534
Non-U.S. Sovereign Government	3,106,532	3,187,358	3,187,358

Total fixed maturities (1)	$34,233,816	$33,607,790	$33,607,790

Equity Securities	$664,213	$854,815	$854,815

Short-term investments (1)	$1,814,445	$1,803,198	$1,803,198

Other investments	$614,848	$708,476	$708,476

Total investments other than investments in related parties	$37,327,322	$36,974,279	$36,974,279

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2007 and 2006

(U.S. dollars in thousands)	2007	2006

Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2007, $271,404; 2006, $352,390)	$270,891	$352,300
Equity securities at fair value (cost: 2007, $238; 2006, $238)	1,717	1,586
Short-term investments at fair value (amortized cost: 2007, $105,674: 2006, $234,440)	105,093	234,424

Total investments available for sale	377,701	588,310
Cash and cash equivalents	370,079	44,539
Investments in subsidiaries on an equity basis	14,223,710	14,075,057
Investment in affiliates	2,096	2,815
Investments in limited partnerships	12,250	21,668
Accrued investment income	362	2,165
Fixed assets	115	—
Other assets	63,393	62,929

Total assets	$15,049,706	$14,797,483

Liabilities
Amount due to subsidiaries	$2,877,999	$1,949,085
Notes payable and debt	2,015,018	2,514,980
Net payable for investments purchased	206	9,558
Accounts payable and accrued liabilities	208,341	192,694

Total liabilities	$5,101,564	$4,666,317

Shareholders’ Equity
Series A preference shares, 23,000,000 authorized, par value $0.01 Issued and outstanding: (2007, nil; 2006 9,200,000)	$—	$92
Series B preference shares, 27,000,000 authorized, par value $0.01 Issued and outstanding: (2007, nil; 2006 11,500,000)	—	115
Series E preference shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2007, 1,000,000; 2006, nil)	10	—
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2007, 177,910,151; 2006, 180,983,611)	1,779	1,810
Additional paid in capital	7,358,801	6,451,569
Accumulated other comprehensive income	9,159	411,405
Retained earnings	2,578,393	3,266,175

Total shareholders’ equity	$9,948,142	$10,131,166

Total liabilities and shareholders’ equity	$15,049,706	$14,797,483

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2007, 2006 and 2005

(U.S. dollars in thousands)	2007	2006	2005

Net investment income	$32,151	$22,769	$4,944
Net realized (losses) gains on investments and derivative instruments	(11,693)	2,833	5,980
Equity in net earnings (losses) of subsidiaries (Dividends were nil in 2007, $500,000 in 2006 and nil in 2005)	529,566	2,011,554	(1,015,592)
Equity in net earnings of affiliates	202	4,113	854

Total revenues	$550,226	$2,041,269	$(1,003,814)

Operating expenses	147,846	157,847	166,902
Foreign exchange (gains) losses	(1,495)	50	—
Interest expense	128,580	123,945	86,849

Total expenses	$274,931	$281,842	$253,751

Income (loss) before income tax	275,295	1,759,427	(1,257,565)
Tax (benefit)	(594)	(3,340)	(5,589)

Net income (loss)	$275,889	$1,762,767	$(1,251,976)
Preference share dividends	(69,514)	(40,322)	(40,322)

Net income (loss) available to ordinary shareholders	$206,375	$1,722,445	$(1,292,298)

Net income (loss)	$275,889	$1,762,767	$(1,251,976)
Change in net unrealized (losses) on investment portfolio, net of tax	(747,941)	(103,834)	(314,719)
Additional pension liability	3,080	(9,809)	—
Change in value of cash flow hedge	4,338	630	630
Net unrealized gain (loss) on future policy benefit reserves	16,005	94,904	(46,743)
Foreign currency translation adjustments	317,319	153,610	168,802
Realization of accumulated other comprehensive loss on sale of SCA	4,953	14,224	—
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(6,563)	—

Comprehensive (loss) income	$(126,357)	$1,905,929	$(1,444,006)

XL CAPITAL LTD

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2007, 2006 and 2005

(U.S. dollars in thousands)	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net income (loss)	$275,889	$1,762,767	$(1,251,976)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and derivative instruments	11,693	(2,833)	(5,980)
Equity in net earnings of subsidiaries	(529,566)	(2,011,554)	1,019,200
Equity in net loss (income) of affiliates	(202)	(4,113)	(854)
Amortization of deferred compensation	49,666	56,163	33,004
Amortization of discounts on fixed maturities	21,927	(9,406)	(3,224)
Accretion of notes payable and debt	672	651	651
Accrued investment income	1,803	1,077	(1,254)
Accounts payable and accrued liabilities	15,647	(26,542)	(58,726)
Amounts due (to) from subsidiaries(1)	928,914	(278,235)	1,308,721
Dividends received from subsidiaries(1)	—	500,000	—
Other	4,627	52,931	16,471

Total adjustments	505,181	(1,721,861)	2,308,009

Net cash provided by (used in) operating activities	$781,070	$40,906	$1,056,033

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,501,835	$772,383	$307,386
Proceeds from redemption of fixed maturities and short-term investments	778,231	330,155	258,473
Purchases of fixed maturities and short term investments	(2,094,646)	(1,146,727)	(902,520)
Investment in subsidiaries	(20,000)	(500,000)	(2,841,000)
Investment in affiliates	1,985	1,943	5,297
Investment in limited partnerships	13,208	4,106	5,245

Net cash provided by (used in) investing activities	$180,613	$(538,140)	$(3,167,119)

Cash flows (used in) provided by financing activities:
Proceeds from exercise of options and issuance of common shares	$878,439	$31,972	$2,478,065
Net proceeds on issuance of preference shares	984,583	—	—
Redemption of preference shares	(517,500)	—	—
Dividends paid	(343,551)	(318,004)	(316,977)
Repurchase of shares	(1,135,950)	(5,626)	(5,532)
Proceeds from loans	322,836	—	745,000
Repayment of loans	(825,000)	—	—

Net cash (used in) provided by financing activities	$(636,143)	$(291,658)	$2,900,556

Net change in cash and cash equivalents	325,540	(788,892)	789,470

Cash and cash equivalents – beginning of year	44,539	833,431	43,961

Cash and cash equivalents – end of year	$370,079	$44,539	$833,431

(1)

Dividends received from, and amounts due (to) from subsidiaries have been appropriately classified as operating activities in 2007 and 2006, with conforming changes to 2005 which were reported previously as financing activities.

XL CAPITAL LTD

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2007, 2006 and 2005

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2007
Life reinsurance in force(1)	$—	1,213,281	150,876,977	149,663,696	100.8%

Premiums Earned:
Property and casualty operations	$5,428,753	1,987,642	2,977,516	6,418,627	46.4%
Life operations	—	44,615	745,662	701,047	106.4%
SCA	90,249	16,803	12,236	85,682	14.3%

Total premiums earned:	$5,519,002	2,049,060	3,735,414	7,205,356	51.8%

2006
Life reinsurance in force(1)	$—	$855,973	$118,850,396	$117,994,423	100.7%

Premiums Earned:
Property and casualty operations	$5,557,832	$2,028,173	$3,200,623	$6,730,282	47.6%
Life operations	—	40,314	686,764	646,450	106.2%
SCA	180,052	11,461	24,195	192,786	12.6%

Total premiums earned:	$5,737,884	$2,079,948	$3,911,582	$7,569,518	51.7%

2005
Life reinsurance in force(1)	$—	$763,982	$89,287,299	$88,523,317	100.9%

Premiums Earned:

Property and casualty operations	$5,510,301	$2,076,493	$3,466,061	$6,899,869	50.2%
Life operations	—	39,689	2,345,965	2,306,276	101.7%
SCA	146,191	11,213	24,372	159,350	15.3%

Total premiums earned:	$5,656,492	$2,127,395	$5,836,398	$9,365,495	62.3%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL CAPITAL LTD

SCHEDULE VI

SUPPLEMENTARY INFORMATION

CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

						Losses and Loss Expenses incurred related to
(U.S. dollars in thousands)		Reserves For Losses and Loss Expenses						Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs

	Deferred Acquisition Costs		Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income					Net Premiums Written
						Current Year	Prior Year

2007(1)	$603,454	$23,207,694	$4,654,874	$6,418,627	$1,289,554	$4,265,017	$(425,441)	$3,815,082	$966,038	$6,297,720

2006(1)	$665,060	$22,718,827	$4,862,968	$6,730,282	$1,090,785	$4,296.760	$(110,604)	$3,895,909	$1,008,500	$6,569,712

2005(1)	$715,211	$23,455,882	$4,834,766	$6,899,869	$810,482	$6,293,509	$1,113,720	$2,565,023	$1,097,861	$7,043,397

(1)

The information presented above includes balances from the property and casualty operations. The life operations and balances relating to SCA prior to the secondary offering on June 6, 2007 have been excluded.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL Capital Ltd
(Registrant)

Date: February 29, 2008	/s/ BRIAN M. O’HARA

Name: Brian M. O’Hara
Title: President and Chief Executive Officer and Acting Chairman
XL Capital Ltd

Date: February 29, 2008	/s/ BRIAN W. NOCCO

Name: Brian W. Nocco
Title: Executive Vice President and Chief Financial Officer
XL Capital Ltd

EX-21

POWER OF ATTORNEY

          We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Brian M. O’Hara, Brian Nocco and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signaturess	Title	Date

/s/ BRIAN M. O’HARA	President and Chief Executive Officer (Principal Executive Officer) and Acting Chairman	February 29, 2008

Brian M. O’Hara

/s/ BRIAN W. NOCCO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

Brian W. Nocco

/s/ DALE R. COMEY	Director	February 29, 2008

Dale R. Comey

/s/ ROBERT R. GLAUBER	Director	February 29, 2008

Robert R. Glauber

/s/ HERBERT HAAG	Director	February 29, 2008

Herbert Haag

/s/ JOSEPH MAURIELLO	Director	February 29, 2008

Joseph Mauriello

/s/ EUGENE M. MCQUADE	Director	February 29, 2008

Eugene M. McQuade

/s/ ROBERT S. PARKER	Director	February 29, 2008

Robert S. Parker

/s/ CYRIL E. RANCE	Director	February 29, 2008

Cyril E. Rance

/s/ ALAN Z. SENTER	Director	February 29, 2008

Alan Z. Senter

/s/ JOHN T. THORNTON	Director	February 29, 2008

John T. Thornton

/s/ ELLEN E. THROWER	Director	February 29, 2008

Ellen E. Thrower

/s/ SIR JOHN VEREKER	Director	February 29, 2008

Sir John Vereker