Form 10-K/A
period 2007-12-31
XL CAPITAL LTD
filed 2008-03-17
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, is being filed pursuant to and in compliance with Rule 3-09 of Regulation S-X solely to include Exhibit 99.1 and incorporate by reference therein, the audited financial statements of Security Capital Assurance Ltd (“SCA”) at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 included in SCA’s Annual Report on Form 10-K for the year ended December 31, 2007, filed by SCA on March 17, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Report of Independent Registered Public Accounting Firm

Included Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008.

1.	Financial Statements

Included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008.

2.	Financial Statement Schedules

Included in Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008.

3.	Exhibits

Exhibit	Description

3.1	Memorandum of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

3.2	Articles of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A filed on July 2, 1998.

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

12**	Statements regarding computation of ratios.

21**	List of subsidiaries of the Registrant.

23*	Consent of independent registered public accounting firm.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

99.1	The audited financial statements of Security Capital Assurance Ltd at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, incorporated by reference to Part II, Item 8 to Security Capital Assurance Ltd’s Annual Report on Form 10-K for the year ended December 31, 2007.

*	Filed herewith
**	Previously filed with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 29, 2008, and herein incorporated by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL Capital Ltd
(Registrant)

Date: March 17, 2008	/s/ BRIAN M. O’HARA

Name: Brian M. O’Hara
Title: President and Chief Executive Officer and Acting Chairman
XL Capital Ltd

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signaturess	Title	Date

/s/ BRIAN M. O’HARA	President and Chief Executive Officer (Principal Executive Officer) and Acting Chairman	March 17, 2008

Brian M. O’Hara

/s/ BRIAN W. NOCCO*	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

Brian W. Nocco

/s/ DALE R. COMEY*	Director	March 17, 2008

Dale R. Comey

/s/ ROBERT R. GLAUBER*	Director	March 17, 2008

Robert R. Glauber

/s/ HERBERT HAAG*	Director	March 17, 2008

Herbert Haag

/s/ JOSEPH MAURIELLO*	Director	March 17, 2008

Joseph Mauriello

/s/ EUGENE M. MCQUADE*	Director	March 17, 2008

Eugene M. McQuade

/s/ ROBERT S. PARKER*	Director	March 17, 2008

Robert S. Parker

/s/ CYRIL E. RANCE*	Director	March 17, 2008

Cyril E. Rance

/s/ ALAN Z. SENTER*	Director	March 17, 2008

Alan Z. Senter

/s/ JOHN T. THORNTON*	Director	March 17, 2008

John T. Thornton

/s/ ELLEN E. THROWER*	Director	March 17, 2008

Ellen E. Thrower

/s/ SIR JOHN VEREKER*	Director	March 17, 2008

Sir John Vereker

* By: /s/ KIRSTIN ROMANN GOULD

Kirstin Romann Gould
Attorney-in-fact